Form 10-Q
period 2018-03-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; SYSTEM ENERGY RESOURCES, INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, LLC
filed 2018-05-04
CIK 65984, 7323, 202584, 66901, 1348952, 1427437, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-35747	ENTERGY NEW ORLEANS, LLC (a Texas limited liability company) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 82-2212934

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 10055 Grogans Mill Road The Woodlands, Texas 77380 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 47-4469646	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company	Emerging growth company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, LLC			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at April 30, 2018
Entergy Corporation	($0.01 par value)	180,823,624

Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10‑K for the calendar year ended December 31, 2017, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K, (b) Management’s Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•
resolution of pending and future rate cases, formula rate proceedings and related negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs;

•
long-term risks and uncertainties associated with the termination of the System Agreement in 2016, including the potential absence of federal authority to resolve certain issues among the Utility operating companies and their retail regulators;

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the benefits of continued MISO participation, the effect of current or projected MISO market rules and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including with respect to retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC or the U.S. Department of Justice;

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

•	the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at Entergy’s nuclear generating facilities;

•
increases in costs and capital expenditures that could result from the commitment of substantial human and capital resources required for the operation and maintenance of Entergy’s nuclear generating facilities;

•	Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;

•
prices for power generated by Entergy’s merchant generating facilities and the ability to hedge, meet credit support requirements for hedges, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants, especially in light of the planned shutdown or sale of each of these nuclear plants;

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;

FORWARD-LOOKING INFORMATION (Continued)

•	volatility and changes in markets for electricity, natural gas, uranium, emissions allowances, and other energy-related commodities, and the effect of those changes on Entergy and its customers;

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;

•
changes in environmental laws and regulations, agency positions or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter, heat, and other regulated air and water emissions, requirements for waste management and disposal and for the remediation of contaminated sites, wetlands protection and permitting, and changes in costs of compliance with these environmental laws and regulations;

•	changes in laws and regulations, agency positions, or associated litigation related to protected species and associated critical habitat designations;

•	the effects of changes in federal, state or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, or energy policies;

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

•
the economic climate, and particularly economic conditions in Entergy’s Utility service area and the northern United States and events and circumstances that could influence economic conditions in those areas, including power prices, and the risk that anticipated load growth may not materialize;

•
federal income tax reform, including the enactment of the Tax Cuts and Jobs Act, and its intended and unintended consequences on financial results and future cash flows, including the potential impact to credit ratings, which may affect Entergy’s ability to borrow funds or increase the cost of borrowing in the future;

•	the effects of Entergy’s strategies to reduce tax payments, especially in light of federal income tax reform;

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

•
changes in technology, including (i) Entergy’s ability to implement new technologies, (ii) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, energy efficiency, demand side management, and other measures that reduce load, and (iii) competition from other companies offering products and services to our customers based on new or emerging technologies;

•
the effects, including increased security costs, of threatened or actual terrorism, cyber-attacks or data security breaches, natural or man-made electromagnetic pulses that affect transmission or generation infrastructure, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•	Entergy’s ability to attract and retain talented management, directors, and employees with specialized skills;

•	changes in accounting standards and corporate governance;

•
declines in the market prices of marketable securities and resulting funding requirements and the effects on benefits costs for Entergy’s defined benefit pension and other postretirement benefit plans;

FORWARD-LOOKING INFORMATION (Concluded)

•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;

•
changes in decommissioning trust fund values or earnings or in the timing of, requirements for, or cost to decommission Entergy’s nuclear plant sites and the implementation of decommissioning of such sites following shutdown;

•
the decision to cease merchant power generation at all Entergy Wholesale Commodities nuclear power plants by mid-2022, including the implementation of the planned shutdowns of Pilgrim, Indian Point 2, Indian Point 3, and Palisades;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

•
the ability to successfully complete strategic transactions Entergy may undertake, including mergers, acquisitions, divestitures, or restructurings, regulatory or other limitations imposed as a result of any such strategic transaction, and the success of the business following any such strategic transaction.

v

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

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which was sold in March 2017
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2017 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Nuclear Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Parent & Other	The portions of Entergy not included in the Utility or Entergy Wholesale Commodities segments, primarily consisting of the activities of the parent company, Entergy Corporation
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Louisiana
SEC	Securities and Exchange Commission
System Agreement
Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources. The agreement terminated effective August 2016.

System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by the FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy’s share of Grand Gulf

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

(Page left blank intentionally)

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

Results of Operations

First Quarter 2018 Compared to First Quarter 2017

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the first quarter 2018 to the first quarter 2017 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2017 Consolidated Net Income (Loss)	$167,623	($27,196)	($54,376)	$86,051

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	55,485	(112,287)	(8)	(56,810)
Other operation and maintenance	30,871	(94,110)	(32)	(63,271)
Asset write-offs, impairments, and related charges	—	(138,867)	—	(138,867)
Taxes other than income taxes	15,293	(6,578)	150	8,865
Depreciation and amortization	14,187	(14,444)	57	(200)
Gain on sale of assets	—	(16,270)	—	(16,270)
Other income	11,550	(57,372)	(689)	(46,511)
Interest expense	1,984	1,823	3,804	7,611
Other expenses	651	(20,429)	—	(19,778)
Income taxes	(46,268)	77,259	4,909	35,900

2018 Consolidated Net Income (Loss)	$217,940	($17,779)	($63,961)	$136,200

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

First quarter 2018 results of operations includes impairment charges of $73 million ($58 million net-of-tax) and first quarter 2017 results of operations includes impairment charges of $212 million ($138 million net-of-tax) due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter 2018 to the first quarter 2017:

Amount
(In Millions)
2017 net revenue	$1,404
Volume/weather	58
Retail electric price	7
Grand Gulf recovery	(18)
Other	9
2018 net revenue	$1,460

The volume/weather variance is primarily due to an increase of 2,246 GWh, or 9%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand for existing customers in the petroleum refining industry and a new customer in the primary metals industry.

The retail electric price variance is primarily due to:

•	an increase in formula rate plan rates effective with the first billing cycle of January 2018 at Entergy Arkansas, as approved by the APSC;

•	increases in the transmission cost recovery factor rider rate in March 2017 and the distribution cost recovery factor rider rate in September 2017 at Entergy Texas, each as approved by the PUCT; and

•	an increase in energy efficiency rider revenues.

The increase was partially offset by regulatory charges recorded in the first quarter 2018 to reflect the effects of a provision in the settlement reached in Entergy Louisiana’s formula rate plan extension proceeding.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The Grand Gulf recovery variance is primarily due to recovery of lower operating costs in the first quarter 2018 as compared to the first quarter 2017.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the first quarter 2018 to the first quarter 2017:

Amount
(In Millions)
2017 net revenue	$494
FitzPatrick reimbursement agreement	(98)
Nuclear volume	(26)
Nuclear realized price changes	27
Other	(15)
2018 net revenue	$382

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $112 million in the first quarter 2018 as compared to the first quarter 2017 primarily due to:

•
a decrease resulting from the reimbursement agreement with Exelon pursuant to which Exelon reimbursed Entergy in the first quarter 2017 for specified out-of-pocket costs associated with preparing for the refueling and operation of FitzPatrick that otherwise would have been avoided had Entergy shut down FitzPatrick in January 2017. Revenues received from Exelon under the reimbursement agreement were offset by other operation and maintenance expenses and taxes other than income taxes and had no effect on net income; and

•	lower volume in the Entergy Wholesale Commodities nuclear fleet resulting from more unplanned outage days in first quarter 2018 as compared to first quarter 2017.

The decrease was partially offset by higher realized wholesale energy prices and higher capacity prices in the first quarter 2018.

See Note 14 to the financial statements in the Form 10-K for discussion of the sale of FitzPatrick and the reimbursement agreement with Exelon.

Following are key performance measures for Entergy Wholesale Commodities for the first quarter 2018 and 2017:

	2018	2017
Owned capacity (MW) (a)	3,962	4,800
GWh billed	7,885	8,363

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	83%	80%
GWh billed	6,408	7,835
Average energy and capacity revenue per MWh	$56.96	$55.15
Refueling outage days:
FitzPatrick	—	42
Indian Point 2	13	—
Indian Point 3	—	19

(a)
Owned capacity for the first quarter 2017 includes the 838 MW FitzPatrick plant, which was sold to Exelon in March 2017. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of FitzPatrick.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $557 million for the first quarter 2017 to $588 million for the first quarter 2018 primarily due to:

•
an increase of $19 million in nuclear generation expenses primarily due to a higher scope of work performed during plant outages in first quarter 2018 as compared to first quarter 2017 and higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals;

•	an increase of $9 million in energy efficiency costs;

•	an increase of $6 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed in first quarter 2018 as compared to first quarter 2017; and

•	an increase of $6 million in storm damage provisions. See Note 2 to the financial statements in the Form 10-K for discussion of storm cost recovery.

The increase was partially offset by higher nuclear insurance refunds of $8 million.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes, local franchise taxes, and payroll taxes. Ad valorem taxes increased primarily due to higher assessments. Local franchise taxes increased primarily due to higher revenues in first quarter 2018 as compared to first quarter 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2018, which included the St. Charles Power Station project, and changes in decommissioning trust fund investment activity, including portfolio rebalancing of certain of the decommissioning trust funds.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $285 million for the first quarter 2017 to $191 million for the first quarter 2018 primarily due to the absence of other operation and maintenance expenses from the FitzPatrick plant, which was sold to Exelon in March 2017. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of FitzPatrick.

The asset write-offs, impairments, and related charges variance is primarily due to impairment charges of $73 million ($58 million net-of-tax) in the first quarter 2018 compared to impairment charges of $212 million ($138 million net-of-tax) in the first quarter 2017. The impairment charges are due to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Depreciation and amortization expenses decreased primarily due to the decision in third quarter 2017 to continue operating Palisades until May 31, 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for a discussion of the planned shutdown of Palisades.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The gain on sale of assets resulted from the sale in March 2017 of the 838 MW FitzPatrick plant to Exelon. Entergy sold the FitzPatrick plant for approximately $110 million, which included a $10 million non-refundable signing fee paid in August 2016, in addition to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain of $16 million on the sale. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of FitzPatrick.

Other income decreased primarily due to losses on the decommissioning trust fund investments in first quarter 2018, including unrealized losses on equity investments that were previously recorded to other comprehensive income for periods prior to 2018. See Note 9 to the financial statements herein for discussion of the implementation of ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018.

Other expenses decreased primarily due to the absence of decommissioning expense from the FitzPatrick plant after it was sold to Exelon in March 2017. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of FitzPatrick.

Income Taxes

The effective income tax rate was 24.3% for the first quarter 2018. The difference in the effective income tax rate for the first quarter 2018 versus the federal statutory rate of 21% was primarily due to state income taxes, a write-off of a stock-based compensation deferred tax asset, and the provision for uncertain tax positions, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 8.3% for the first quarter 2017. The difference in the effective income tax rate for the first quarter 2017 versus the federal statutory rate of 35% was primarily due to the re-determined tax basis of the FitzPatrick plant as a result of the sale to Exelon in March 2017 and book and tax differences related to the allowance for equity funds used during construction, partially offset by a write-off of a stock-based compensation deferred tax asset, state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions. See Note 3 to the financial statements in the Form 10-K for further discussion of the tax benefit associated with the sale of FitzPatrick and the write-off of the stock-based compensation deferred tax asset.

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Tax Cuts and Jobs Act enacted in December 2017.  See Note 2 to the financial statements herein and in the Form 10-K for discussion of proceedings commenced or other responses by Entergy’s regulators to the Tax Cuts and Jobs Act.

Entergy Wholesale Commodities Exit from the Merchant Power Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.  Following are updates to that discussion.

Shutdown and Planned Sale of Vermont Yankee

As discussed in the Form 10-K, in December 2014 the Vermont Yankee plant ceased power production and entered its decommissioning phase, and in November 2016, Entergy entered into an agreement to sell 100% of the membership interests in Entergy Nuclear Vermont Yankee, LLC to a subsidiary of NorthStar. In March 2018, Entergy and NorthStar entered into a settlement agreement and a Memorandum of Understanding with State of Vermont agencies and other interested parties that set forth the terms on which the agencies and parties support the Vermont Public Utility

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Commission’s approval of the transaction. The agreements provide additional financial assurance for decommissioning, spent fuel management and site restoration, and detail the site restoration standards that will apply to protect the environment and the health and safety of workers and the public. The provisions of the agreements will become effective upon approval of the transaction by the Vermont Public Utility Commission consistent with the agreements’ terms, the NRC’s approval of the license transfer application, and the closing of the transaction. The Vermont Public Utility Commission and the NRC are expected to issue their decisions in the third or fourth quarter of 2018.

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet of approximately $165 million in 2018, of which $26 million has been incurred as of March 31, 2018, and approximately $205 million from 2019 through mid-2022. In addition, Entergy Wholesale Commodities incurred impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets of $73 million for the three months ended March 31, 2018. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired.

Entergy Wholesale Commodities Authorizations to Operate Indian Point

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Authorizations to Operate Indian Point” in the Form 10-K for a discussion of the NRC operating licensing proceedings for Indian Point 2 and Indian Point 3 and the settlement reached with New York State in January 2017.  The following is an update to that discussion.

In April 2018 the NRC issued a supplement to the final supplemental environmental impact statement. The supplement updates the environmental record related to the Indian Point license renewal. The NRC is expected to issue its decision in the Indian Point 2 and Indian Point 3 license renewal proceedings in fourth quarter 2018.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy as of March 31, 2018 is primarily due to the net issuance of debt in 2018.

	March 31, 2018	December 31, 2017
Debt to capital	68.4%	67.1%
Effect of excluding securitization bonds	(0.7%)	(0.8%)
Debt to capital, excluding securitization bonds (a)	67.7%	66.3%
Effect of subtracting cash	(1.6%)	(1.1%)
Net debt to net capital, excluding securitization bonds (a)	66.1%	65.2%

(a)
Calculation excludes the Arkansas, Louisiana, New Orleans, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas, respectively.

Entergy Corporation and Subsidiaries
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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2022.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2018 was 3.31% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2018:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$1,125	$6	$2,369

A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above. One such difference is that it excludes the effects, among other things, of certain impairments related to the Entergy Wholesale Commodities nuclear generation assets.  Entergy is currently in compliance with the covenant and expects to remain in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility’s maturity date may occur.  See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries’ credit facilities.

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $145 million that expires in November 2020. As of March 31, 2018, $118 million in cash borrowings were outstanding under the credit facility. The weighted average interest rate for the three months ended March 31, 2018 was 3.10% on the drawn portion of the facility. See Note 4 to the financial statements herein for additional discussion of the Vermont Yankee facility.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of March 31, 2018, Entergy Corporation had $655 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2018 was 1.88%.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of planned construction and other capital investments by operating segment for 2018 through 2020. Following are updates to the discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

New Orleans Power Station

As discussed in the Form 10-K, in June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. In March 2018 the City Council adopted a resolution approving construction of the 128 MW unit. The targeted commercial operation date is January 2020, subject to receipt of all necessary permits. In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law.

Washington Parish Energy Center

As discussed in the Form 10-K, in April 2017, Entergy Louisiana signed an agreement with a subsidiary of Calpine Corporation for the construction and purchase of a peaking plant. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. A procedural schedule has been established, with the deadlines extended and the hearing continued from June 2018 to August 2018 in order to allow the parties an opportunity to reach settlement. In April 2018 the parties filed an unopposed joint motion for consideration of proposed stipulation by the LPSC seeking approval of the signed settlement agreement at the May 16, 2018 LPSC Business and Executive Session. The settlement recommends certification and cost recovery through the additional capacity mechanism of the formula rate plan, consistent with prior LPSC precedent with respect to the certification and recovery of plants previously acquired by Entergy Louisiana.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its April 2018 meeting, the Board declared a dividend of $0.89 per share, which is the same quarterly dividend per share that Entergy has paid since the fourth quarter 2017.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
	(In Millions)
Cash and cash equivalents at beginning of period	$781	$1,188

Cash flow provided by (used in):
Operating activities	557	529
Investing activities	(974)	(812)
Financing activities	841	178
Net increase (decrease) in cash and cash equivalents	424	(105)

Cash and cash equivalents at end of period	$1,205	$1,083

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased by $28 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to:

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement and refund;

•	a decrease of $35 million in spending on nuclear refueling outages in 2018 as compared to the same period in 2017; and

•	the effect of favorable weather on billed Utility sales.

The increase was partially offset by:

•
lower Entergy Wholesale Commodities net revenue, excluding the effect of revenues resulting from the FitzPatrick reimbursement agreement with Exelon, in 2018 as compared to the same period in 2017, as discussed above. See Note 14 to the financial statements in the Form 10-K for discussion of the reimbursement agreement;

•
a decrease due to the timing of recovery of fuel and purchased power costs in 2018 as compared to the same period in 2017. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;

•
proceeds of $23 million received in first quarter 2017 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and

•
a decrease of $14 million in income tax refunds in the first quarter 2018 as compared to the first quarter 2017. Entergy received income tax refunds in 2018 resulting from overpayment of state income taxes and received income tax refunds in 2017 resulting from the carryback of net operating losses.

Investing Activities

Net cash flow used in investing activities increased $162 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to:

•
an increase of $137 million in construction expenditures, primarily in the Utility business. The increase in construction expenditures in the Utility business is primarily due to an increase of $83 million in fossil-fueled generation construction expenditures primarily due to higher spending in 2018 on the Lake Charles Power Station project and an increase of $35 million in transmission construction expenditures primarily due to a higher scope of work performed on transmission projects in 2018 as compared to 2017; and

•	proceeds of $100 million from the sale in March 2017 of the FitzPatrick plant to Exelon. See Note 14 to the financial statements in the Form 10-K for a discussion of the sale of FitzPatrick.

The increase was partially offset by a decrease of $88 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Financing Activities

Net cash flow provided by financing activities increased $663 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to long-term debt activity providing approximately $1,772 million of cash in 2018 compared to using approximately $575 million of cash in 2017. Included in the long-term debt activity is $915 million in 2018 for borrowings on the Entergy Corporation long-term credit facility and $475 million in 2017 for the repayment of borrowings on the Entergy Corporation long-term credit facility. The increase was partially offset by Entergy’s net repayments of $812 million of commercial paper in 2018 compared

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

to net issuances of $744 million of commercial paper in 2017 and a net decrease of $126 million in 2018 in short-term borrowings by the nuclear fuel company variable interest entities.

For the details of Entergy’s commercial paper program, the nuclear fuel company variable interest entities’ short-term borrowings, and long-term debt, see Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K.

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

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of March 31, 2018 (2018 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2018	2019	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	98%	91%	60%	78%	67%
Firm LD (c)	9%	—%	—%	—%	—%
Offsetting positions (d)	(9%)	—%	—%	—%	—%
Total	98%	91%	60%	78%	67%
Planned generation (TWh) (e) (f)	20.7	25.5	17.9	9.7	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of March 31, 2018	$32.6	$40.6	$44.6	$58.6	$58.8

Capacity
Percent of capacity sold forward (g):
Bundled capacity and energy contracts (h)	22%	25%	36%	69%	99%
Capacity contracts (i)	46%	13%	—%	—%	—%
Total	68%	38%	36%	69%	99%
Planned net MW in operation (average) (f)	3,568	3,167	2,195	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$8.2	$9.1	$—	$—	$—

Total Energy and Capacity Revenues (j)
Expected sold and market total revenue per MWh	$44.5	$46.1	$45.7	$53.9	$47.6
Sensitivity: -/+ $10 per MWh market price change	$44.4-$44.5	$45.2-$47.0	$42.1-$49.4	$51.7-$56.1	$44.3-$50.9

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights. Positions that are not classified as hedges are netted in the planned generation under contract.

(b)
Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to the buyer for any damages. Certain unit-contingent sales include a guarantee of availability. Availability guarantees provide for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold.  All of Entergy’s outstanding guarantees of availability provide for dollar limits on Entergy’s maximum liability under such guarantees.

(c)
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract, a portion of which may be capped through the use of risk management products. This also includes option transactions that may expire without being exercised.

(d)	Transactions for the purchase of energy, generally to offset a Firm LD transaction.

(e)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that affect dispatch.

(f)
Assumes the planned shutdown of Pilgrim on May 31, 2019, planned shutdown of Indian Point 2 on April 30, 2020, planned shutdown of Indian Point 3 on April 30, 2021, and planned shutdown of Palisades on May 31, 2022. Assumes NRC license renewals for two units, as follows (with current license expirations in parentheses):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Indian Point 2 (September 2013 and now operating under its period of extended operations while its application is pending) and Indian Point 3 (December 2015 and now operating under its period of extended operations while its application is pending). For a discussion regarding the planned shutdown of the Pilgrim, Indian Point 2, Indian Point 3, and Palisades plants, see “Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K. For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Indian Point” in the Form 10-K.

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on March 31, 2018 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $1.4 million for the remainder of 2018. As of March 31, 2017, a positive $10 per MWh change would have had a corresponding effect on pre-tax income of $22 million for the remainder of 2017.  A negative $10 per MWh change in the annual average energy price in the markets based on March 31, 2018 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($1.4) million for the remainder of 2018. As of March 31, 2017, a negative $10 per MWh change would have had a corresponding effect on pre-tax income of ($19) million for the remainder of 2017.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements.  The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of credit support.  At March 31, 2018, based on power prices at that time, Entergy had liquidity exposure of $126 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $8 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of March 31, 2018, Entergy would have been required to provide approximately $64 million of additional cash or letters of credit under some of the agreements. As of March 31, 2018, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $319 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of March 31, 2018, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See Note 1 to the financial statements in the Form 10-K for discussion of new accounting pronouncements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	2018	2017
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,248,262	$1,991,740
Natural gas	56,695	43,351
Competitive businesses	418,924	553,367
TOTAL	2,723,881	2,588,458

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	443,296	417,566
Purchased power	396,023	357,768
Nuclear refueling outage expenses	42,760	42,564
Other operation and maintenance	783,585	846,856
Asset write-offs, impairments, and related charges	72,924	211,791
Decommissioning	94,400	114,374
Taxes other than income taxes	165,218	156,353
Depreciation and amortization	347,065	347,265
Other regulatory charges (credits)	42,946	(85,302)
TOTAL	2,388,217	2,409,235

Gain on sale of assets	—	16,270

OPERATING INCOME	335,664	195,493

OTHER INCOME
Allowance for equity funds used during construction	28,343	19,008
Interest and investment income	16,870	56,549
Miscellaneous - net	(31,356)	(15,189)
TOTAL	13,857	60,368

INTEREST EXPENSE
Interest expense	182,923	171,089
Allowance for borrowed funds used during construction	(13,265)	(9,042)
TOTAL	169,658	162,047

INCOME BEFORE INCOME TAXES	179,863	93,814

Income taxes	43,663	7,763

CONSOLIDATED NET INCOME	136,200	86,051

Preferred dividend requirements of subsidiaries	3,439	3,446

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$132,761	$82,605

Earnings per average common share:
Basic	$0.73	$0.46
Diluted	$0.73	$0.46
Dividends declared per common share	$0.89	$0.87

Basic average number of common shares outstanding	180,707,575	179,335,063
Diluted average number of common shares outstanding	181,431,968	179,842,053

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	2018	2017
	(In Thousands)

Net Income	$136,200	$86,051

Other comprehensive income
Cash flow hedges net unrealized gain (loss) (net of tax expense (benefit) of $25,349 and ($359))	95,427	(528)
Pension and other postretirement liabilities (net of tax expense of $4,568 and $6,377)	16,574	8,632
Net unrealized investment gain (loss) (net of tax expense of $5,375 and $39,294)	(32,856)	37,827
Other comprehensive income	79,145	45,931

Comprehensive Income	215,345	131,982
Preferred dividend requirements of subsidiaries	3,439	3,446
Comprehensive Income Attributable to Entergy Corporation	$211,906	$128,536

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$136,200	$86,051
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	525,181	531,373
Deferred income taxes, investment tax credits, and non-current taxes accrued	104,607	16,497
Asset write-offs, impairments, and related charges	25,800	145,026
Gain on sale of assets	—	(16,270)
Changes in working capital:
Receivables	131,150	156,201
Fuel inventory	(16,261)	6,465
Accounts payable	(68,857)	(47,682)
Taxes accrued	(56,301)	(58,832)
Interest accrued	(10,011)	(13,921)
Deferred fuel costs	(76,238)	(7,389)
Other working capital accounts	(28,004)	(7,324)
Changes in provisions for estimated losses	10,744	(4,031)
Changes in other regulatory assets	84,349	47,497
Changes in other regulatory liabilities	(31,380)	(18,324)
Changes in pensions and other postretirement liabilities	(97,418)	(86,430)
Other	(76,168)	(199,514)
Net cash flow provided by operating activities	557,393	529,393

INVESTING ACTIVITIES
Construction/capital expenditures	(931,479)	(794,448)
Allowance for equity funds used during construction	28,512	19,254
Nuclear fuel purchases	(49,647)	(137,613)
Proceeds from sale of assets	—	100,000
Insurance proceeds received for property damages	1,582	20,909
Changes in securitization account	(7,063)	(963)
Payments to storm reserve escrow account	(1,175)	(480)
Receipts from storm reserve escrow account	—	8,836
Increases in other investments	(406)	(10,377)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	25,493
Proceeds from nuclear decommissioning trust fund sales	1,091,332	513,750
Investment in nuclear decommissioning trust funds	(1,106,094)	(556,161)
Net cash flow used in investing activities	(974,438)	(811,800)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,505,726	236,198
Treasury stock	1,952	2,448
Retirement of long-term debt	(734,000)	(811,690)
Changes in credit borrowings and commercial paper - net	(773,177)	908,378
Other	5,193	1,810
Dividends paid:
Common stock	(160,887)	(156,073)
Preferred stock	(3,439)	(3,446)
Net cash flow provided by financing activities	841,368	177,625

Net increase (decrease) in cash and cash equivalents	424,323	(104,782)

Cash and cash equivalents at beginning of period	781,273	1,187,844

Cash and cash equivalents at end of period	$1,205,596	$1,083,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$185,606	$178,134
Income taxes	($4,297)	($18,044)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$57,921	$56,629
Temporary cash investments	1,147,675	724,644
Total cash and cash equivalents	1,205,596	781,273
Accounts receivable:
Customer	616,653	673,347
Allowance for doubtful accounts	(14,515)	(13,587)
Other	163,039	169,377
Accrued unbilled revenues	316,624	383,813
Total accounts receivable	1,081,801	1,212,950
Deferred fuel costs	83,445	95,746
Fuel inventory - at average cost	198,904	182,643
Materials and supplies - at average cost	741,677	723,222
Deferred nuclear refueling outage costs	112,365	133,164
Prepayments and other	231,946	156,333
TOTAL	3,655,734	3,285,331

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	198	198
Decommissioning trust funds	7,115,686	7,211,993
Non-utility property - at cost (less accumulated depreciation)	289,074	260,980
Other	433,868	441,862
TOTAL	7,838,826	7,915,033

PROPERTY, PLANT, AND EQUIPMENT
Electric	47,515,661	47,287,370
Property under capital lease	620,419	620,544
Natural gas	462,756	453,162
Construction work in progress	2,347,660	1,980,508
Nuclear fuel	857,893	923,200
TOTAL PROPERTY, PLANT, AND EQUIPMENT	51,804,389	51,264,784
Less - accumulated depreciation and amortization	21,701,715	21,600,424
PROPERTY, PLANT, AND EQUIPMENT - NET	30,102,674	29,664,360

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $455,148 as of March 31, 2018 and $485,031 as of December 31, 2017)	4,851,338	4,935,689
Deferred fuel costs	239,347	239,298
Goodwill	377,172	377,172
Accumulated deferred income taxes	21,144	178,204
Other	195,290	112,062
TOTAL	5,684,291	5,842,425

TOTAL ASSETS	$47,281,525	$46,707,149

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,260,008	$760,007
Notes payable and commercial paper	805,131	1,578,308
Accounts payable	1,260,718	1,452,216
Customer deposits	403,072	401,330
Taxes accrued	158,667	214,967
Interest accrued	177,961	187,972
Deferred fuel costs	58,032	146,522
Obligations under capital leases	1,419	1,502
Pension and other postretirement liabilities	63,612	71,612
Current portion of unprotected excess accumulated deferred income taxes	912,103	—
Other	131,949	221,771
TOTAL	5,232,672	5,036,207

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,452,168	4,466,503
Accumulated deferred investment tax credits	217,502	219,634
Obligations under capital leases	21,632	22,015
Regulatory liability for income taxes-net	1,981,963	2,900,204
Other regulatory liabilities	1,563,278	1,588,520
Decommissioning and asset retirement cost liabilities	6,328,664	6,185,814
Accumulated provisions	489,026	478,273
Pension and other postretirement liabilities	2,821,236	2,910,654
Long-term debt (includes securitization bonds of $520,253 as of March 31, 2018 and $544,921 as of December 31, 2017)	15,591,628	14,315,259
Other	409,014	393,748
TOTAL	33,876,111	33,480,624

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	197,799	197,803

COMMON EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2018 and in 2017	2,548	2,548
Paid-in capital	5,417,263	5,433,433
Retained earnings	8,493,790	7,977,702
Accumulated other comprehensive loss	(561,498)	(23,531)
Less - treasury stock, at cost (73,953,521 shares in 2018 and 74,235,135 shares in 2017)	5,377,160	5,397,637
TOTAL	7,974,943	7,992,515

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$47,281,525	$46,707,149

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2016	$—	$2,548	($5,498,584)	$5,417,245	$8,195,571	($34,971)	$8,081,809

Consolidated net income (a)	3,446	—	—	—	82,605	—	86,051
Other comprehensive income	—	—	—	—	—	45,931	45,931
Common stock issuances related to stock plans	—	—	22,083	(19,166)	—	—	2,917
Common stock dividends declared	—	—	—	—	(156,073)	—	(156,073)
Preferred dividend requirements of subsidiaries (a)	(3,446)	—	—	—	—	—	(3,446)

Balance at March 31, 2017	$—	$2,548	($5,476,501)	$5,398,079	$8,122,103	$10,960	$8,057,189

Balance at December 31, 2017	$—	$2,548	($5,397,637)	$5,433,433	$7,977,702	($23,531)	$7,992,515
Implementation of accounting standards	—	—	—	—	576,257	(632,617)	(56,360)
Balance at January 1, 2018	$—	$2,548	($5,397,637)	$5,433,433	$8,553,959	($656,148)	$7,936,155

Consolidated net income (a)	3,439	—	—	—	132,761	—	136,200
Other comprehensive income	—	—	—	—	—	79,145	79,145
Common stock issuances related to stock plans	—	—	20,477	(16,170)	—	—	4,307
Common stock dividends declared	—	—	—	—	(160,887)	—	(160,887)
Preferred dividend requirements of subsidiaries (a)	(3,439)	—	—	—	—	—	(3,439)
Reclassification pursuant to ASU 2018-02	—	—	—	—	(32,043)	15,505	(16,538)

Balance at March 31, 2018	$—	$2,548	($5,377,160)	$5,417,263	$8,493,790	($561,498)	$7,974,943

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2018 and 2017 include $3.4 million and $3.4 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

			Increase/
Description	2018	2017	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$892	$705	$187	27
Commercial	596	536	60	11
Industrial	597	565	32	6
Governmental	57	53	4	8
Total billed retail	2,142	1,859	283	15
Sales for resale	69	78	(9)	(12)
Other	37	55	(18)	(33)
Total	$2,248	$1,992	$256	13

Utility billed electric energy sales (GWh):
Residential	9,287	7,637	1,650	22
Commercial	6,732	6,439	293	5
Industrial	11,405	11,117	288	3
Governmental	608	593	15	3
Total retail	28,032	25,786	2,246	9
Sales for resale	3,244	3,022	222	7
Total	31,276	28,808	2,468	9

Entergy Wholesale Commodities:
Operating revenues	$419	$553	($134)	(24)
Billed electric energy sales (GWh)	7,885	8,363	(478)	(6)

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

Pilgrim NRC Oversight and Planned Shutdown

See Note 8 to the financial statements in the Form 10-K for a discussion of the NRC’s enhanced inspections of Pilgrim and Entergy’s planned shutdown of Pilgrim on May 31, 2019.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Regulatory activity regarding the Tax Cuts and Jobs Act

See the “Other Tax Matters - Tax Cuts and Jobs Act” section in Note 3 to the financial statements in the Form 10-K for discussion of the effects of the enactment in December 2017 of the Tax Cuts and Jobs Act (the Tax Act), including its effects on Entergy’s and the Registrant Subsidiaries’ regulatory asset/liability for income taxes.

After assessing the activity described in more detail below regarding the proposals the Registrant Subsidiaries have made to their regulators for the return of unprotected excess accumulated deferred income taxes to customers, in the first quarter 2018, Entergy and each of the Registrant Subsidiaries reclassified from the regulatory liability for income taxes to current liabilities the portion of their unprotected excess accumulated deferred income taxes that they expect to return to customers over the next twelve months.

Entergy Arkansas

See the Form 10-K for a discussion of the activity of the APSC and Entergy Arkansas after enactment of the Tax Act in December 2017. The APSC granted Entergy Arkansas’s request for clarification regarding the APSC’s order issued after enactment of the Tax Act. The APSC states that its order was not a final determination and that the APSC has made no decision at this time on the appropriate final accounting or ratemaking treatment of the amounts in question.

Consistent with its previously stated intent to return unprotected excess accumulated deferred income taxes to customers as expeditiously as possible, Entergy Arkansas initiated a tariff docket in February 2018 proposing to establish a tax adjustment rider to provide retail customers with certain tax benefits associated with the Tax Act. For the residential customer class, the unprotected excess accumulated deferred income taxes will be returned to customers over a 21-month period from April 2018 through December 2019. For all other customer classes, the unprotected excess accumulated deferred income taxes will be returned to customers over a 9-month period from April 2018 through December 2018. A true-up provision also was included, with any over- or under-returned unprotected excess accumulated deferred income taxes to be credited or billed to customers during the billing month of January 2020, with any residual amounts of over- or under-returned unprotected excess accumulated deferred income taxes to be flowed through Entergy Arkansas’s energy cost recovery rider. In March 2018 the APSC approved the tax adjustment rider effective with the first billing cycle of April 2018.

Entergy Louisiana

See the Form 10-K for a discussion of the activity of the LPSC and Entergy Louisiana after enactment of the Tax Act in December 2017. At the March 2018 LPSC Business and Executive Session, the LPSC staff provided a report on the tax-related rulemaking and invited additional interventions and comments before a proposed rule is issued. The LPSC staff commented that the proposed rule would likely set forth a generic mechanism that can be used by utilities to reflect the effects of the Tax Act in rates and a process by which utilities can propose utility specific treatment, if desired.

See the “Formula Rate Plan Extension Request” discussion below. In the formula rate plan settlement approved by the LPSC in April 2018 the parties agreed that Entergy Louisiana will return to customers one-half of its eligible

Entergy Corporation and Subsidiaries
Notes to Financial Statements

unprotected excess deferred income taxes from May 2018 through December 2018 and return to customers the other half from January 2019 through August 2022. In addition, the parties agreed that in order to flow back to customers certain other tax benefits created by the Tax Act, Entergy Louisiana would establish a regulatory liability effective January 1, 2018 in the amount of $9.1 million per month until new base rates under the formula rate plan are established, and this regulatory liability will be returned to customers over the next formula rate plan rate-effective period. Entergy Louisiana recorded a $27 million regulatory liability in the first quarter 2018 pursuant to this provision of the settlement. The LPSC staff and intervenors in the settlement reserved the right to obtain data from Entergy Louisiana to confirm the determination of excess accumulated deferred income taxes resulting from the Tax Act and analysis thereof as part of the formula rate plan review proceeding for the upcoming 2017 test year filing.

Entergy Mississippi

As discussed in the Form 10-K, after enactment of the Tax Act the MPSC ordered utilities, including Entergy Mississippi, that operate under a formula rate plan to file a description by February 26, 2018, of how the Tax Act will be reflected in the formula rate plan under which the utility operates. Entergy Mississippi's plan, as filed with the MPSC on February 26, 2018, included a request to reflect the changes related to the Tax Act in the 2018 formula rate plan filing. Entergy Mississippi filed its 2018 formula rate plan on March 15, 2018 and included a proposal to return all of its unprotected excess accumulated deferred income taxes to customers through rates or in exchange for other assets, or a combination of both, by the end of 2018.

Also, in March 2018 the MPSC issued a subsequent order in its generic tax reform docket ordering utilities, including Entergy Mississippi, to explain the implementation of the utilities tax adjustment clause, or, in the alternative, why the tax adjustment clause is inapplicable; submit an analysis of the ratemaking effects of the Tax Act on current and future revenue requirements for rate schedules that include a gross-up for federal taxes; and make appropriate accounting entries to recognize the removal of excess deferred taxes from the balance of the utility’s accumulated deferred income tax account, or, in the alternative, explain why recording such entries is not appropriate. In April 2018, Entergy Mississippi filed its response to the MPSC stating that the tax adjustment clauses in its base rates are properly implemented through its formula rate plan. Entergy Mississippi also provided analysis of the ratemaking effects of the Tax Act.

Entergy New Orleans

As discussed in the Form 10-K, after enactment of the Tax Act the City Council passed a resolution ordering Entergy New Orleans to, effective January 1, 2018, record deferred regulatory liabilities to account for the Tax Act’s effect on Entergy New Orleans’s revenue requirement and to make a filing by mid-March 2018 regarding the Tax Act’s effects on Entergy New Orleans’s operating income and rate base and potential mechanisms for customers to receive benefits of the Tax Act. In March 2018, Entergy New Orleans filed its response to that resolution stating that the Tax Act reduced income tax expense from what is presently reflected in rates by approximately $8.2 million annually for electric operations and by approximately $1.3 million annually for gas operations. In the filing, Entergy New Orleans proposed to return to customers from June 2018 through August 2019 the benefits of the reduction in income tax expense and its unprotected excess accumulated deferred income taxes through a combination of bill credits and investments in energy efficiency programs, grid modernization, and Smart City projects. The City Council’s resolution also directed Entergy New Orleans to request that Entergy Services file with the FERC for revisions of the Unit Power Sales Agreement and MSS-4 replacement tariffs to address the return of excess accumulated deferred income taxes. Entergy has submitted filings of this type to the FERC.

System Energy

In a filing made with the FERC in March 2018, Entergy proposed revisions to the Unit Power Sales Agreement, among other agreements, to reflect the effects of the Tax Act. In the filing System Energy proposes to return all of its unprotected excess accumulated deferred income taxes to its customers by the end of 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Arkansas Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Act. Entergy Arkansas replied to the Arkansas Attorney General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Act are appropriately considered in the APSC’s separate proceeding looking at potential implications of the new tax law. The APSC general staff filed a reply to the Arkansas Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. In April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation of the issues suggested by the Attorney General in the proceeding at this time. The redetermined rate became effective with the first billing cycle of April 2018.

Entergy Texas

As discussed in the Form 10-K, in July 2015 certain parties filed briefs in an open PUCT proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. The pending appeals did not stay the PUCT’s decision, and Entergy Texas refunded to customers the $10.9 million over a four-month period beginning with the first billing cycle of July 2016. The federal appeal of the PUCT’s January 2016 decision was heard in December 2016, and the Federal District Court granted Entergy Texas’s requested relief. In January 2017 the PUCT and an intervenor filed petitions for appeal to the U.S. Court of Appeals for the Fifth Circuit of the Federal District Court ruling. Oral argument was held before the U.S. Court of Appeals for the Fifth Circuit in February 2018. In April 2018 the U.S. Court of Appeals for the Fifth Circuit reversed the decision of the Federal District Court, reinstating the original PUCT decision. Entergy Texas is considering its legal options. The State District Court appeal of the PUCT’s January 2016 decision remains pending.

In December 2017, Entergy Texas filed an application for a fuel refund of approximately $30.5 million for the months of May 2017 through October 2017. Also in December 2017, the PUCT’s ALJ approved the refund on an interim basis. For most customers, the refunds flowed through bills beginning January 2018 and continued through March 2018. The fuel refund was approved by the PUCT in March 2018.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the APSC (Entergy Arkansas)

Internal Restructuring

As discussed in the Form 10-K, in November 2017, Entergy Arkansas filed an application with the APSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Arkansas to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. The restructuring is subject to regulatory review and approval by the APSC, the FERC, and the NRC. Entergy Arkansas also filed a notice with the Missouri Public Service Commission in December 2017 out of an abundance of caution, although Entergy Arkansas does not serve any retail customers in Missouri. In April 2018 the Missouri Public Service Commission approved Entergy Arkansas’s filing. If the appropriate approvals are obtained, Entergy Arkansas expects the restructuring will be consummated on or before December 1, 2018.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

Formula Rate Plan Extension Request

In August 2017, Entergy Louisiana filed a request with the LPSC seeking to extend its formula rate plan for three years (2017-2019) with limited modifications of its terms.  Those modifications include: a one-time resetting of base rates to the midpoint of the band at Entergy Louisiana’s authorized return on equity of 9.95% for the 2017 test year; narrowing of the formula rate plan bandwidth from a total of 160 basis points to 80 basis points; and a forward-looking mechanism that would allow Entergy Louisiana to recover certain transmission-related costs contemporaneously with when those projects begin delivering benefits to customers.  Several parties intervened in the proceeding and all parties participated in settlement discussions. In April 2018 the LPSC approved an unopposed joint motion filed by Entergy Louisiana and the LPSC staff that settles the matter. The settlement extends the formula rate plan for three years, providing for rates through at least August 2021. In addition to retaining the major features of the traditional formula rate plan, substantive features of the extended formula rate plan include:

•	a mid-point reset of formula rate plan revenues to a 9.95% earned return on common equity for the 2017 test year and for the St. Charles Power Station when it enters commercial operation;

•	a 9.8% target earned return on common equity for the 2018 and 2019 test years;

•	narrowing of the common equity bandwidth to plus or minus 60 basis points around the earned return on common equity;

•
a cap on potential revenue increase of $35 million for the 2018 evaluation period, and $70 million for the cumulative 2018 and 2019 evaluation periods, on formula rate plan cost of service rate increases (the cap excludes rate changes associated with the transmission recovery mechanism described below and rate changes associated with additional capacity);

•	a framework for the flow back of certain tax benefits created by the Tax Act to customers, as described in “Regulatory activity regarding the Tax Cuts and Jobs Act” above; and

•
a transmission recovery mechanism providing for the opportunity to recover certain transmission related expenditures in excess of $100 million annually for projects placed in service up to one month prior to rate change outside of sharing that is designed to operate in a manner similar to the additional capacity mechanism.

Union Power Station and Deactivation or Retirement Decisions for Entergy Louisiana Plants

As discussed in the Form 10-K, as a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/

Entergy Corporation and Subsidiaries
Notes to Financial Statements

retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. No party contests the prudence of the decision to deactivate Willow Glen 2 and 4 or suggests reactivation of these units; however, issues have been raised related to Entergy Louisiana’s decision to give up its transmission service rights in MISO for Willow Glen 2 and 4 rather than placing the units into suspended status for the three-year term permitted by MISO.  In March 2018 the LPSC adopted the ALJ’s recommended order finding that Entergy Louisiana did not demonstrate that its decision to permanently surrender transmission rights for the mothballed (not retired) Willow Glen 2 and 4 units was reasonable and that Entergy Louisiana should hold customers harmless from increased transmission expenses should those units be reactivated. Because no party or the LPSC suggested that Willow Glen 2 and 4 should be reactivated and because the cost to return those units to service far exceeds the revenue the units were expected to generate in MISO, Entergy Louisiana retired Willow Glen 2 and 4 in March 2018.

Retail Rates - Gas

2017 Rate Stabilization Plan Filing

In January 2018, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2017.  The filing of the evaluation report for the test year 2017 reflected an earned return on common equity of 9.06%.  This earned return is below the earnings sharing band of the rate stabilization plan and results in a rate increase of $0.1 million.  Due to the enactment of the Tax Act in late-December 2017, Entergy Louisiana did not have adequate time to reflect the effects of this tax legislation in the rate stabilization plan.  In April 2018 Entergy Louisiana filed a supplemental evaluation report for the test year ended September 2017, reflecting the effects of the Tax Act, including a proposal to use the unprotected excess accumulated deferred income taxes to offset storm restoration deferred operation and maintenance costs incurred by Entergy Louisiana in connection with the August 2016 flooding disaster in its gas service area. The supplemental filing reflects an earned return on common equity of 10.79%. If the as-filed rates from the supplemental filing are accepted by the LPSC, customers will receive a cost reduction of approximately $0.7 million effective with bills rendered on and after the first billing cycle of May 2018, as well as a $0.2 million prospective reduction in the gas infrastructure rider effective with bills rendered on and after the first billing cycle of July 2018.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan

In March 2018, Entergy Mississippi submitted its formula rate plan 2018 test year filing and 2017 look-back filing showing Entergy Mississippi’s earned return for the historical 2017 calendar year and projected earned return for the 2018 calendar year, in large part as a result of the lower federal corporate income tax rate effective in 2018, to be within the formula rate plan bandwidth, resulting in no change in rates. The filing is currently subject to MPSC review. See “Regulatory activity regarding the Tax Cuts and Jobs Act” above for additional discussion regarding the proposed treatment of the effects of the lower federal corporate income tax rate.

Internal Restructuring

In March 2018, Entergy Mississippi filed an application with the MPSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Mississippi to a new entity, which would ultimately be held by an existing Entergy subsidiary holding company. The restructuring is subject to regulatory review and approval by the MPSC, the FERC, and the NRC. If the MPSC approves the restructuring by August 2018 and the restructuring closes on or before December 1, 2018, Entergy Mississippi proposed in its application to credit retail customers $27 million over six years, beginning in 2019. If the MPSC, the FERC, and the NRC approvals are obtained, Entergy Mississippi expects the restructuring will be consummated on or before December 1, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

It is currently contemplated that Entergy Mississippi would undertake a multi-step restructuring, which would include the following:

•
Entergy Mississippi would redeem its outstanding preferred stock, at the aggregate redemption price of approximately $21.2 million, including call premiums, plus accumulated and unpaid dividends, if any.

•	Entergy Mississippi would convert from a Mississippi corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Mississippi will allocate substantially all of its assets to a new subsidiary, Entergy Mississippi Power and Light, LLC, a Texas limited liability company (Entergy Mississippi Power and Light), and Entergy Mississippi Power and Light will assume substantially all of the liabilities of Entergy Mississippi, in a transaction regarded as a merger under the TXBOC. Entergy Mississippi will remain in existence and hold the membership interests in Entergy Mississippi Power and Light.

•
Entergy Mississippi will contribute the membership interests in Entergy Mississippi Power and Light to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy Mississippi Power and Light will be a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

•	Entergy Mississippi will change its name to Entergy Utility Enterprises, Inc., and Entergy Mississippi Power and Light will then change its name to Entergy Mississippi, LLC.

Upon the completion of the restructuring, Entergy Mississippi, LLC will hold substantially all of the assets, and will have assumed substantially all of the liabilities, of Entergy Mississippi. Entergy Mississippi may modify or supplement the steps to be taken to effectuate the restructuring.

Advanced Metering Infrastructure (AMI) Filings

Entergy New Orleans

As discussed in the Form 10-K, in February 2018 the City Council approved Entergy New Orleans’s application seeking a finding that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Deployment of the information technology infrastructure began in 2017 and deployment of the communications network is expected to begin later in 2018. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to explore the options for accelerating the deployment of AMI. Entergy New Orleans is required to report its findings to the City Council by June 2018.

System Agreement Cost Equalization Proceedings

As discussed in the Form 10-K, in August 2017 the D.C. Circuit issued a decision denying the LPSC’s appeal of the FERC’s October 2011 and February 2014 orders, but also granting the request by all parties to the appeal for remand and agency reconsideration on the issue of whether the operating companies should be required to issue refunds for the 20-month period from September 2001 to May 2003.  The matter was remanded back to the FERC and, in March 2018, the LPSC filed at the FERC its initial brief addressing the issue that the D.C. Circuit remanded back to the FERC in August 2017.   In its brief, the LPSC argued that the FERC should require the Utility operating companies to issue refunds for the 20-month refund period from September 2001 to May 2003.

Rough Production Cost Equalization Rates

Consolidated 2011, 2012, 2013, and 2014 Rate Filing Proceedings

As discussed in the Form 10-K, in December 2014 the FERC consolidated the 2011, 2012, 2013, and 2014 rate filings for settlement and hearing procedures. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years. Hearings occurred in

Entergy Corporation and Subsidiaries
Notes to Financial Statements

November 2015, and the ALJ issued an initial decision in July 2016. In the initial decision, the ALJ generally agreed with Entergy’s bandwidth calculations with one exception on the accounting related to the Waterford 3 sale/leaseback. In March 2018 the FERC issued an order affirming the initial decision. In April 2018 the LPSC requested rehearing of the FERC’s March 2018 order affirming the ALJ’s initial decision. Based on the March 2018 FERC order, the following preliminary estimated payments/receipts were recorded in March 2018 among the Utility operating companies:

Payments (Receipts)
(In Millions)
Entergy Arkansas	$6
Entergy New Orleans	$2
Entergy Texas	($8)

Entergy Services expects to file in May 2018 the bandwidth true-up payments and receipts for the 2011-2014 rate filings.

Interruptible Load Proceedings

See the Form 10-K for a discussion of the interruptible load proceedings. As discussed in the Form 10-K, the LPSC appealed the April and September 2016 orders to the D.C. Circuit. In March 2018 the D.C. Circuit issued an order denying the LPSC’s appeal and affirming the FERC’s decision that it would be inequitable to award refunds in the proceeding. In April 2018 the LPSC sought rehearing en banc of the D.C. Circuit’s order denying the LPSC’s appeal.

Complaint Against System Energy

As discussed in the Form 10-K, in January 2017 the APSC and the MPSC filed a complaint requesting that the FERC establish proceedings to investigate System Energy’s return on equity under the Unit Power Sales Agreement, establish a refund effective date, and establish a new and lower return on equity.  In September 2017 the FERC established a refund effective date of January 23, 2017, consolidated the return on equity complaint with the proceeding described in “Unit Power Sales Agreement” in the Form 10-K, and directed the parties to engage in settlement proceedings before an ALJ.  Settlement discussions are ongoing.  The refund effective date in connection with the APSC/MPSC complaint expired on April 23, 2018.  In April 2018 the LPSC filed a complaint with the FERC against System Energy seeking an additional fifteen-month refund period.  The LPSC complaint requests similar relief from the FERC with respect to System Energy’s return on equity and also requests the FERC to investigate System Energy’s capital structure and application of System Energy’s allowed depreciation rates to plant additions associated with the Grand Gulf sale/leaseback transactions.  System Energy expects to answer the LPSC complaint in May 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended March 31,
	2018			2017
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$132.8	180.7	$0.73	$82.6	179.3	$0.46
Average dilutive effect of:
Stock options		0.2	—		0.1	—
Other equity plans		0.5	—		0.4	—
Diluted earnings per share	$132.8	181.4	$0.73	$82.6	179.8	$0.46

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 4 million for the three months ended March 31, 2018 and approximately 4.9 million for the three months ended March 31, 2017.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the three months ended March 31, 2018, Entergy Corporation issued 281,614 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2018.

Retained Earnings

On April 11, 2018, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.89 per share, payable on June 1, 2018, to holders of record as of May 10, 2018.

Entergy implemented ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018. The ASU requires investments in equity securities, excluding those accounted for under the equity method or resulting in consolidation of the investee, to be measured at fair value with changes recognized in net income. Entergy implemented this standard using a modified retrospective method, and recorded an adjustment increasing retained earnings and reducing accumulated other comprehensive income by $633 million as of January 1, 2018 for the cumulative effect of the unrealized gains and losses on investments in equity securities held by the decommissioning trust funds that do not meet the criteria for regulatory accounting treatment. See Note 9 to the financial statements herein for further discussion of effects of the new standard.

Entergy implemented ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” effective January 1, 2018. The ASU requires entities to recognize the income tax consequences of intra-entity asset transfers, other than inventory, at the time the transfer occurs.  Entergy implemented this standard

Entergy Corporation and Subsidiaries
Notes to Financial Statements

using a modified retrospective method, and recorded an adjustment decreasing retained earnings by $56 million as of January 1, 2018 for the cumulative effect of recording deferred tax assets on previously-recognized intra-entity asset transfers.

Entergy adopted ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” in the first quarter 2018. The ASU allows a one-time reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the Tax Cuts and Jobs Act that would otherwise be stranded in accumulated other comprehensive income.  Entergy’s policy for releasing income tax effects from accumulated other comprehensive income for available-for-sale securities is to use the portfolio approach.  Entergy elected to reclassify the $15.5 million of stranded tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act to retained earnings ($32 million decrease) or the regulatory liability for income taxes ($16.5 million increase). Entergy’s reclassification only includes the effect of the change in the federal corporate income tax rate on accumulated other comprehensive income.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2018 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Ending balance, December 31, 2017	($37,477)	($531,099)	$545,045	($23,531)
Implementation of accounting standards	—	—	(632,617)	(632,617)
Beginning balance, January 1, 2018	($37,477)	($531,099)	($87,572)	($656,148)

Other comprehensive income (loss) before reclassifications	71,566	—	838	72,404
Amounts reclassified from accumulated other comprehensive income (loss)	23,861	16,574	(33,694)	6,741
Net other comprehensive income (loss) for the period	95,427	16,574	(32,856)	79,145

Reclassification pursuant to ASU 2018-02	(7,756)	(90,966)	114,227	15,505

Ending balance, March 31, 2018	$50,194	($605,491)	($6,201)	($561,498)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2017 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2017	$3,993	($469,446)	$429,734	$748	($34,971)
Other comprehensive income (loss) before reclassifications	32,608	—	39,872	—	72,480
Amounts reclassified from accumulated other comprehensive income (loss)	(33,136)	8,632	(2,045)	—	(26,549)
Net other comprehensive income (loss) for the period	(528)	8,632	37,827	—	45,931
Ending balance, March 31, 2017	$3,465	($460,814)	$467,561	$748	$10,960

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended March 31, 2018 and 2017:

	Pension and Other Postretirement Liabilities
	2018	2017
	(In Thousands)
Beginning balance, January 1,	($46,400)	($48,442)
Amounts reclassified from accumulated other comprehensive income (loss)	(501)	(370)
Net other comprehensive income (loss) for the period	(501)	(370)

Reclassification pursuant to ASU 2018-02	(10,049)	—

Ending balance, March 31,	($56,950)	($48,812)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended March 31, 2018 and 2017 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2018	2017
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	($30,082)	$51,227	Competitive business operating revenues
Interest rate swaps	(122)	(250)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(30,204)	50,977
	6,343	(17,841)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($23,861)	$33,136

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,426	$6,562	(a)
Amortization of loss	(24,952)	(21,571)	(a)
Settlement loss	(1,616)	—	(a)
Total amortization	(21,142)	(15,009)
	4,568	6,377	Income taxes
Total amortization (net of tax)	($16,574)	($8,632)

Net unrealized investment gain (loss)
Realized gain (loss)	$53,314	$4,010	Interest and investment income
	(19,620)	(1,965)	Income taxes
Total realized investment gain (loss) (net of tax)	$33,694	$2,045

Total reclassifications for the period (net of tax)	($6,741)	$26,549

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended March 31, 2018 and 2017 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2018	2017
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,934	$1,934	(a)
Amortization of loss	(1,257)	(1,332)	(a)
Total amortization	677	602
	(176)	(232)	Income taxes
Total amortization (net of tax)	501	370

Total reclassifications for the period (net of tax)	$501	$370

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2022.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2018 was 3.31% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2018.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$1,125	$6	$2,369

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  At March 31, 2018, Entergy Corporation had $655 million of commercial paper outstanding.  The weighted-average interest rate for the three months ended March 31, 2018 was 1.88%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2018 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2018	Letters of Credit Outstanding as of March 31, 2018
Entergy Arkansas	April 2018	$20 million (b)	3.14%	$—	$—
Entergy Arkansas	August 2022	$150 million (c)	3.12%	$50 million	$—
Entergy Louisiana	August 2022	$350 million (c)	2.94%	$100 million	$9.1 million
Entergy Mississippi	May 2018	$37.5 million (d)	3.39%	$—	$—
Entergy Mississippi	May 2018	$35 million (d)	3.39%	$—	$—
Entergy Mississippi	May 2018	$20 million (d)	3.39%	$—	$—
Entergy Mississippi	May 2018	$10 million (d)	3.39%	$—	$—
Entergy New Orleans	November 2018	$25 million (c)	3.36%	$—	$0.8 million
Entergy Texas	August 2022	$150 million (c)	3.39%	$—	$24.4 million

(a)
For credit facilities with no borrowings as of March 31, 2018, the interest rate is the estimated interest rate as of March 31, 2018 that would have been applied to outstanding borrowings under the facility.

(b)
Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option. In April 2018, Entergy Arkansas renewed its credit facility through April 2019.

(c)
The credit facility includes fronting commitments for the issuance of letters of credit against a portion of the borrowing capacity of the facility as follows: $5 million for Entergy Arkansas; $15 million for Entergy Louisiana; $10 million for Entergy New Orleans; and $30 million for Entergy Texas.

(d)
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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of March 31, 2018:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of March 31, 2018 (a)
Entergy Arkansas	$25 million	0.70%	$1 million
Entergy Louisiana	$125 million	0.70%	$23.8 million
Entergy Mississippi	$40 million	0.70%	$16.6 million
Entergy New Orleans	$15 million	1.00%	$4.8 million
Entergy Texas	$50 million	0.70%	$25.6 million

(a)
As of March 31, 2018, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Arkansas, $0.1 million for Entergy Mississippi, and $0.2 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2019. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2018 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$124
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$75
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Entergy Nuclear Vermont Yankee Credit Facility

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $145 million that expires in November 2020.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of March 31, 2018, $118 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the three months ended March 31, 2018 was 3.10% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issued commercial paper as of March 31, 2018 as follows:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2018
		(Dollars in Millions)
Entergy Arkansas VIE	May 2019	$80	3.74%	$43.9 (b)
Entergy Louisiana River Bend VIE	May 2019	$105	2.82%	$52.3
Entergy Louisiana Waterford VIE	May 2019	$85	3.35%	$62.9 (b)
System Energy VIE	May 2019	$120	3.46%	$43.2 (b)

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

(b)	The total amount outstanding as of March 31, 2018 is commercial paper, and is classified as a current liability.

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of March 31, 2018 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Arkansas VIE	3.17% Series M due December 2023	$40 million
Entergy Louisiana River Bend VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana Waterford VIE	3.92% Series H due February 2021	$40 million
Entergy Louisiana Waterford VIE	3.22% Series I due December 2023	$20 million
System Energy VIE	3.78% Series I due October 2018	$85 million
System Energy VIE	3.42% Series J due April 2021	$100 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances and Retirements

(Entergy Louisiana)

In March 2018, Entergy Louisiana issued $750 million of 4.00% collateral trust mortgage bonds due March 2033. Entergy Louisiana is using the proceeds, together with other funds, to finance the construction of the Lake Charles Power Station and St. Charles Power Station; to repay, at maturity, its $375 million of 6.0% Series first mortgage bonds due May 2018; to repay borrowings from the money pool; to repay borrowings under its $350 million credit facility; and for general corporate purposes.

(System Energy)

In March 2018 the System Energy nuclear fuel trust variable interest entity issued $100 million of 3.42% Series J notes due April 2021. The System Energy nuclear fuel trust variable interest entity used the proceeds to purchase additional nuclear fuel.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2018 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$16,851,636	$16,771,585
Entergy Arkansas	$2,978,569	$2,812,019
Entergy Louisiana	$6,938,439	$7,022,323
Entergy Mississippi	$1,270,399	$1,252,877
Entergy New Orleans	$436,995	$446,981
Entergy Texas	$1,562,555	$1,603,892
System Energy	$601,582	$576,121

(a)	The values exclude lease obligations of $34 million at System Energy and long-term DOE obligations of $184 million at Entergy Arkansas, and include debt due within one year.

(b)	Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2017 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$15,075,266	$15,367,453
Entergy Arkansas	$2,952,399	$2,865,844
Entergy Louisiana	$6,144,071	$6,389,774
Entergy Mississippi	$1,270,122	$1,285,741
Entergy New Orleans	$436,870	$455,968
Entergy Texas	$1,587,150	$1,661,902
System Energy	$551,488	$529,119

(a)	The values exclude the lease obligations of $34 million at System Energy and long-term DOE obligations of $183 million at Entergy Arkansas, and include debt due within one year.

(b)	Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Stock Options

Entergy granted options on 687,400 shares of its common stock under the 2015 Equity Ownership Plan during the first quarter 2018 with a fair value of $6.99 per option.  As of March 31, 2018, there were options on 4,393,990 shares of common stock outstanding with a weighted-average exercise price of $74.39.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2018.  The aggregate intrinsic value of the stock options outstanding as of March 31, 2018 was $19.3 million.

The following table includes financial information for outstanding stock options for the three months ended March 31, 2018 and 2017:

	2018	2017
	(In Millions)
Compensation expense included in Entergy’s net income	$1.1	$1.1
Tax benefit recognized in Entergy’s net income	$0.3	$0.4
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.2

Other Equity Awards

In January 2018 the Board approved and Entergy granted 333,850 restricted stock awards and 182,408 long-term incentive awards under the 2015 Equity Ownership Plan.  The restricted stock awards were made effective as of January 25, 2018 and were valued at $78.08 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  In addition, long-term incentive awards were granted in the form of performance units that represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. Beginning with the 2018-2020 performance period, a cumulative utility earnings metric has been added to the Long-Term Performance Unit Program to supplement the relative total shareholder return measure that historically has been used in this program with each measure equally weighted.  The performance units were granted effective as of January 25, 2018 and half were valued at $78.08 per share, the closing price of Entergy’s common stock on that date; and half were valued at $86.75 per share based on various factors, primarily market conditions.  See Note 12 to the financial statements in the Form 10-K for a description of the Long-Term Performance Unit Program.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.  Performance units have the same dividend rights as shares of Entergy common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

The following table includes financial information for other outstanding equity awards for the three months ended March 31, 2018 and 2017:

	2018	2017
	(In Millions)
Compensation expense included in Entergy’s net income	$8.8	$8.2
Tax benefit recognized in Entergy’s net income	$2.2	$3.1
Compensation cost capitalized as part of fixed assets and inventory	$2.3	$2.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy implemented ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” effective January 1, 2018. The ASU requires entities to report the service cost component of defined benefit pension cost and postretirement benefit cost (net benefit cost) in the same line item as other compensation costs arising from services rendered during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and are presented in miscellaneous - net in other income. The amendment regarding the presentation of net benefit cost was required to be applied retrospectively for all periods presented. In addition, the ASU allows only the service cost component of net benefit cost to be eligible for capitalization on a prospective basis. In accordance with the regulatory treatment of net benefit cost of the Registrant Subsidiaries, a regulatory asset/liability will be recorded in other regulatory assets/liabilities for the non-service cost components of net benefit cost that would have been capitalized. The retroactive presentation changes resulted in decreases (increases) in other operation and maintenance expenses and decreases (increases) in other income for the three months ended March 31, 2017, with no change in net income, of $21 million for Entergy, $2.8 million for Entergy Arkansas, $6.1 million for Entergy Louisiana, $0.6 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, ($0.2) million for Entergy Texas, and $0.9 million for System Energy. The retroactive effect of the change for the year ended December 31, 2017 would be decreases in other operation and maintenance expenses and decreases in other income, with no change in net income, of $108 million for Entergy, $13.7 million for Entergy Arkansas, $27.8 million for Entergy Louisiana, $2.7 million for Entergy Mississippi, $1.3 million for Entergy New Orleans, $0.2 million for Entergy Texas, and $6.2 million for System Energy.  The retroactive effect of the change for the year ended December 31, 2016 would be decreases (increases) in other operation and maintenance expenses and decreases (increases) in other income, with no change in net income, of $71 million for Entergy, $13.4 million for Entergy Arkansas, $26.1 million for Entergy Louisiana, $2.4 million for Entergy Mississippi, $1 million for Entergy New Orleans, ($1.1) million for Entergy Texas, and $5.1 million for System Energy. The retroactive effect of the change for the year ended December 31, 2015 would be decreases in other operation and maintenance expenses and decreases in other income, with no change in net income, of $148 million for Entergy, $30.7 million for Entergy Arkansas, $50.7 million for Entergy Louisiana, $6.3 million for Entergy Mississippi, $4 million for Entergy New Orleans, $4 million for Entergy Texas, and $10.2 million for System Energy.

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the first quarters of 2018 and 2017, included the following components:

	2018	2017
	(In Thousands)
Service cost - benefits earned during the period	$38,752	$33,410
Interest cost on projected benefit obligation	66,854	65,206
Expected return on assets	(110,535)	(102,056)
Amortization of prior service cost	99	65
Amortization of loss	68,526	56,930
Net pension costs	$63,696	$53,555

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the first quarters of 2018 and 2017, included the following components:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,189	$8,446	$1,822	$673	$1,589	$1,776
Interest cost on projects benefit obligation	13,004	14,940	3,769	1,813	3,348	3,227
Expected return on assets	(21,851)	(24,809)	(6,502)	(2,993)	(6,523)	(4,991)
Amortization of loss	13,412	14,450	3,610	1,954	2,626	3,715
Net pension cost	$10,754	$13,027	$2,699	$1,447	$1,040	$3,727

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$5,090	$6,925	$1,472	$625	$1,364	$1,536
Interest cost on projected benefit obligation	12,944	14,809	3,732	1,791	3,392	3,091
Expected return on assets	(20,427)	(23,017)	(6,131)	(2,800)	(6,180)	(4,663)
Amortization of loss	11,640	12,354	3,053	1,658	2,310	2,964
Net pension cost	$9,247	$11,071	$2,126	$1,274	$886	$2,928

Non-Qualified Net Pension Cost

Entergy recognized $8.9 million and $4.6 million in pension cost for its non-qualified pension plans in the first quarters of 2018 and 2017, respectively. Reflected in the pension cost for non-qualified pension plans in the first quarter of 2018 is a $4.4 million settlement charge related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the first quarters of 2018 and 2017:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2018	$132	$50	$80	$21	$137
2017	$105	$48	$64	$18	$127

Reflected in Entergy Arkansas’s non-qualified pension costs in the first quarter of 2018 is $12 thousand in settlement charges related to the payment of lump sum benefits out of this plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the first quarters of 2018 and 2017, included the following components:

	2018	2017
	(In Thousands)
Service cost - benefits earned during the period	$6,782	$6,729
Interest cost on accumulated postretirement benefit obligation (APBO)	12,681	13,960
Expected return on assets	(10,373)	(9,408)
Amortization of prior service credit	(9,251)	(10,356)
Amortization of loss	3,432	5,476
Net other postretirement benefit cost	$3,271	$6,401

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the first quarters of 2018 and 2017, included the following components:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$793	$1,556	$321	$129	$330	$306
Interest cost on APBO	1,997	2,789	683	417	939	500
Expected return on assets	(4,342)	—	(1,303)	(1,313)	(2,446)	(783)
Amortization of prior service credit	(1,278)	(1,934)	(456)	(186)	(579)	(378)
Amortization of loss	289	388	377	34	206	233
Net other postretirement benefit cost	($2,541)	$2,799	($378)	($919)	($1,550)	($122)

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$863	$1,593	$290	$142	$372	$320
Interest cost on APBO	2,255	3,025	690	469	1,124	559
Expected return on assets	(3,959)	—	(1,200)	(1,159)	(2,180)	(717)
Amortization of prior service credit	(1,278)	(1,934)	(456)	(186)	(579)	(378)
Amortization of loss	1,115	465	419	105	826	390
Net other postretirement benefit cost	($1,004)	$3,149	($257)	($629)	($437)	$174

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the first quarters of 2018 and 2017:

2018	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($99)	$5,595	($70)	$5,426
Amortization of loss	(21,957)	(1,932)	(1,063)	(24,952)
Settlement loss	—	—	(1,616)	(1,616)
	($22,056)	$3,663	($2,749)	($21,142)
Entergy Louisiana
Amortization of prior service credit	$—	$1,934	$—	$1,934
Amortization of loss	(867)	(388)	(2)	(1,257)
	($867)	$1,546	($2)	$677

2017	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($65)	$6,717	($90)	$6,562
Amortization of loss	(18,450)	(2,202)	(919)	(21,571)
	($18,515)	$4,515	($1,009)	($15,009)
Entergy Louisiana
Amortization of prior service credit	$—	$1,934	$—	$1,934
Amortization of loss	(865)	(465)	(2)	(1,332)
	($865)	$1,469	($2)	$602

Employer Contributions

Based on current assumptions, Entergy expects to contribute $352.1 million to its qualified pension plans in 2018.  As of March 31, 2018, Entergy had contributed $91.8 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2018:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2018 pension contributions	$64,062	$71,917	$14,933	$7,250	$10,883	$13,786
Pension contributions made through March 2018	$17,373	$19,510	$4,194	$2,061	$3,873	$3,715
Remaining estimated pension contributions to be made in 2018	$46,689	$52,407	$10,739	$5,189	$7,010	$10,071

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of March 31, 2018 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the first quarters of 2018 and 2017 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2018
Operating revenues	$2,304,990	$418,924	$—	($33)	$2,723,881
Income taxes	$52,224	($1,078)	($7,483)	$—	$43,663
Consolidated net income (loss)	$217,940	($17,779)	($32,063)	($31,898)	$136,200
Total assets as of March 31, 2018	$43,690,561	$5,504,233	$834,463	($2,747,732)	$47,281,525
2017
Operating revenues	$2,035,112	$553,367	$—	($21)	$2,588,458
Income taxes	$98,492	($78,337)	($12,392)	$—	$7,763
Consolidated net income (loss)	$167,623	($27,197)	($22,477)	($31,898)	$86,051
Total assets as of December 31, 2017	$42,978,669	$5,638,009	$1,011,612	($2,921,141)	$46,707,149

The Entergy Wholesale Commodities business is sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity. Almost all of Entergy’s goodwill is related to the Utility segment.

As discussed in Note 13 to the financial statements in the Form 10-K, Entergy management has undertaken a strategy to manage and reduce the risk of the Entergy Wholesale Commodities business, which includes taking actions to reduce the size of the merchant fleet. These decisions and transactions resulted in asset impairments; employee retention and severance expenses and other benefits-related costs; and contracted economic development contributions.

Total restructuring charges for the first quarter 2018 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1, 2018	$83	$14	$97
Restructuring costs accrued	26	—	26
Balance as of March 31, 2018	$109	$14	$123

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total restructuring charges for the first quarter 2017 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1, 2017	$70	$21	$91
Restructuring costs accrued	24	—	24
Balance as of March 31, 2017	$94	$21	$115

In addition, Entergy incurred $73 million in the first quarter 2018 and $212 million in the first quarter 2017 of impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets. These costs are charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet of approximately $165 million in 2018, of which $26 million has been incurred as of March 31, 2018, and approximately $205 million from 2019 through mid-2022.

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at March 31, 2018 is approximately 3 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 98% for the remainder of 2018, of which approximately 79% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2018 is 20.7 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of March 31, 2018, derivative contracts with one counterparty were in a liability position (approximately $0.3 million total). In addition to the corporate guarantee, $0.5 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $6 million in cash collateral and $69 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2017, derivative contracts with eight counterparties were in a liability position (approximately $65 million total). In addition to the corporate guarantee, $1 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $4 million in cash collateral and $34 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures. These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of March 31, 2018 is 63,890,000 MMBtu for Entergy, including 53,730,000 MMBtu for Entergy Louisiana and 10,160,000 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps is covered by master agreements that do not require collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2017, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2017 through May 31, 2018. Financial transmission rights are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of March 31, 2018 is 18,490 GWh for Entergy, including 4,153 GWh for Entergy Arkansas, 8,162 GWh for Entergy Louisiana, 2,562 GWh for Entergy Mississippi, 943 GWh for Entergy New Orleans, and 2,541 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of March 31, 2018 and December 31, 2017. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Mississippi, and Entergy Texas as of March 31, 2018 and December 31, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of March 31, 2018 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$63	($14)	$49	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$31	($5)	$26	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$13	($13)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$5	($5)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$3	($3)	$—	Entergy Wholesale Commodities
Financial transmission rights	Prepayments and other	$9	($1)	$8	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$4	($4)	$—	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$1	$—	$1	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2017 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$19	($19)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$19	($14)	$5	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$86	($20)	$66	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$17	($14)	$3	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$9	($9)	$—	Entergy Wholesale Commodities
Financial transmission rights	Prepayments and other	$22	($1)	$21	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$9	($8)	$1	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$6	$—	$6	Utility

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)
Excludes cash collateral in the amount of $1 million posted and $6 million held as of March 31, 2018 and $1 million posted and $4 million held as of December 31, 2017. Also excludes $69 million in letters of credit held as of March 31, 2018 and $34 million in letters of credit held as of December 31, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended March 31, 2018 and 2017 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2018
Electricity swaps and options	$91	Competitive businesses operating revenues	($30)

2017
Electricity swaps and options	$50	Competitive businesses operating revenues	$51

(a)	Before taxes of ($6) million and $18 million for the three months ended March 31, 2018 and 2017, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended March 31, 2018 and 2017 was $13.3 million and ($1) million, respectively.

Based on market prices as of March 31, 2018, unrealized gains recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled $65 million of net unrealized gains.  Approximately $41 million is expected to be reclassified from accumulated other comprehensive income to operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2018 and 2017 are as follows:

Instrument	Amount of gain recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2018
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$—
Financial transmission rights	$—		Purchased power expense	(b)	$32
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$1

2017
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($7)
Financial transmission rights	$—		Purchased power expense	(b)	$30
Electricity swaps and options	$9	(c)	Competitive business operating revenues		$—

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

(c)	Amount of gain recognized in accumulated other comprehensive income from electricity swaps and options de-designated as hedged items.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of March 31, 2018 are shown in the table below. Certain investments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Financial transmission rights	Prepayments and other	$1.9	($0.1)	$1.8	Entergy Arkansas
Financial transmission rights	Prepayments and other	$3.8	($0.4)	$3.4	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.9	$—	$0.9	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.7	$—	$0.7	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.4	$—	$1.4	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$1.2	$—	$1.2	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.2	$—	$0.2	Entergy Mississippi

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2017 are as follows:

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Financial transmission rights	Prepayments and other	$3.2	($0.2)	$3.0	Entergy Arkansas
Financial transmission rights	Prepayments and other	$11.0	($0.8)	$10.2	Entergy Louisiana
Financial transmission rights	Prepayments and other	$2.1	$—	$2.1	Entergy Mississippi
Financial transmission rights	Prepayments and other	$2.2	$—	$2.2	Entergy New Orleans
Financial transmission rights	Prepayments and other	$3.6	($0.2)	$3.4	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$5.0	$—	$5.0	Entergy Louisiana
Natural gas swaps	Other current liabilities	$1.2	$—	$1.2	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.2	$—	$0.2	Entergy New Orleans

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(d)
As of March 31, 2018, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Arkansas, $0.1 million for Entergy Mississippi, and $0.2 million for Entergy Texas. As of December 31, 2017, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Arkansas, $0.1 million for Entergy Mississippi, and $0.05 million for Entergy Texas.

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended March 31, 2018 and 2017 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2018
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.2)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$8.0	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$17.6	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$7.8	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$3.3	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	($3.5)	(b)	Entergy Texas

2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.1)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.1)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$4.6	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$15.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$3.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$5.3	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

assumptions used in the valuation. The Business Unit Risk Control groups report to the Vice President and Treasurer.  The Accounting Policy and Entergy Wholesale Commodities Accounting group reports to the Chief Accounting Officer.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,148	$—	$—	$1,148
Decommissioning trust funds (a):
Equity securities	577	—	—	577
Debt securities	1,084	1,535	—	2,619
Common trusts (b)				3,920
Power contracts	—	—	75	75
Securitization recovery trust account	52	—	—	52
Escrow accounts	398	—	—	398
Financial transmission rights	—	—	8	8
	$3,259	$1,535	$83	$8,797
Liabilities:
Gas hedge contracts	$1	$—	$—	$1

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$725	$—	$—	$725
Decommissioning trust funds (a):
Equity securities	526	—	—	526
Debt securities	1,125	1,425	—	2,550
Common trusts (b)				4,136
Power contracts	—	—	5	5
Securitization recovery trust account	45	—	—	45
Escrow accounts	406	—	—	406
Financial transmission rights	—	—	21	21
	$2,827	$1,425	$26	$8,414
Liabilities:
Power contracts	$—	$—	$70	$70
Gas hedge contracts	6	—	—	6
	$6	$—	$70	$76

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2018 and 2017:

	2018		2017
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	($65)	$21	$5	$21
Total gains (losses) for the period (a)
Included in earnings	14	(1)	—	—
Included in other comprehensive income	91	—	50	—
Included as a regulatory liability/asset	—	20	—	17
Settlements	35	(32)	(50)	(30)
Balance as of March 31,	$75	$8	$5	$8

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $0.2 million for the three months ended March 31, 2018 and $0.4 million for the three months ended March 31, 2017.

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of March 31, 2018:

Transaction Type	Fair Value as of March 31, 2018	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	$75	Unit contingent discount	+/-	4% - 4.75%	$5 - $7

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.6	$—	$—	$3.6
Debt securities	111.3	239.5	—	350.8
Common trusts (b)				581.3
Securitization recovery trust account	7.9	—	—	7.9
Financial transmission rights	—	—	1.8	1.8
	$122.8	$239.5	$1.8	$945.4

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$11.7	$—	$—	$11.7
Debt securities	115.8	232.4	—	348.2
Common trusts (b)				585.0
Securitization recovery trust account	3.7	—	—	3.7
Escrow accounts	2.4	—	—	2.4
Financial transmission rights	—	—	3.0	3.0
	$133.6	$232.4	$3.0	$954.0

Entergy Louisiana

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$561.9	$—	$—	$561.9
Decommissioning trust funds (a):
Equity securities	12.2	—	—	12.2
Debt securities	145.6	370.7	—	516.3
Common trusts (b)				775.9
Escrow accounts	285.6	—	—	285.6
Securitization recovery trust account	9.5	—	—	9.5
Financial transmission rights	—	—	3.4	3.4
	$1,014.8	$370.7	$3.4	$2,164.8

Liabilities:
Gas hedge contracts	$1.2	$—	$—	$1.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$30.1	$—	$—	$30.1
Decommissioning trust funds (a):
Equity securities	15.2	—	—	15.2
Debt securities	143.3	350.5	—	493.8
Common trusts (b)				803.1
Escrow accounts	289.5	—	—	289.5
Securitization recovery trust account	2.0	—	—	2.0
Financial transmission rights	—	—	10.2	10.2
	$480.1	$350.5	$10.2	$1,643.9

Liabilities:
Gas hedge contracts	$5.0	$—	$—	$5.0

Entergy Mississippi

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.3	$—	$—	$0.3
Escrow accounts	32.1	—	—	32.1
Financial transmission rights	—	—	0.9	0.9
	$32.4	$—	$0.9	$33.3

Liabilities:
Gas hedge contracts	$0.2	$—	$—	$0.2

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.5	$—	$—	$4.5
Escrow accounts	32.0	—	—	32.0
Financial transmission rights	—	—	2.1	2.1
	$36.5	$—	$2.1	$38.6

Liabilities:
Gas hedge contracts	$1.2	$—	$—	$1.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1.3	$—	$—	$1.3
Securitization recovery trust account	4.8	—	—	4.8
Escrow accounts	79.8	—	—	79.8
Financial transmission rights	—	—	0.7	0.7
	$85.9	$—	$0.7	$86.6

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$32.7	$—	$—	$32.7
Securitization recovery trust account	1.5	—	—	1.5
Escrow accounts	81.9	—	—	81.9
Financial transmission rights	—	—	2.2	2.2
	$116.1	$—	$2.2	$118.3

Liabilities:
Gas hedge contracts	$0.2	$—	$—	$0.2

Entergy Texas

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$39.0	$—	$—	$39.0
Securitization recovery trust account	29.7	—	—	29.7
Financial transmission rights	—	—	1.4	1.4
	$68.7	$—	$1.4	$70.1

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$115.5	$—	$—	$115.5
Securitization recovery trust account	37.7	—	—	37.7
Financial transmission rights	—	—	3.4	3.4
	$153.2	$—	$3.4	$156.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$278.7	$—	$—	$278.7
Decommissioning trust funds (a):
Equity securities	2.3	—	—	2.3
Debt securities	172.5	153.1	—	325.6
Common trusts (b)				568.3
	$453.5	$153.1	$—	$1,174.9

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$287.1	$—	$—	$287.1
Decommissioning trust funds (a):
Equity securities	3.1	—	—	3.1
Debt securities	187.2	143.3	—	330.5
Common trusts (b)				572.1
	$477.4	$143.3	$—	$1,192.8

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2018.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$3.0	$10.2	$2.1	$2.2	$3.4
Gains included as a regulatory liability/asset	6.8	10.8	6.6	1.8	(5.5)
Settlements	(8.0)	(17.6)	(7.8)	(3.3)	3.5
Balance as of March 31,	$1.8	$3.4	$0.9	$0.7	$1.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2017.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$5.4	$8.5	$3.2	$1.1	$3.1
Gains (losses) included as a regulatory liability/asset	0.1	10.8	1.2	1.8	3.2
Settlements	(4.6)	(15.2)	(3.1)	(2.4)	(5.3)
Balance as of March 31,	$0.9	$4.1	$1.3	$0.5	$1.0

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

Entergy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The NRC requires Entergy subsidiaries to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades.  The funds are invested primarily in equity securities, fixed-rate debt securities, and cash and cash equivalents.

Entergy implemented ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018. The ASU requires investments in equity securities, excluding those accounted for under the equity method or resulting in consolidation of the investee, to be measured at fair value with changes recognized in net income. Entergy implemented this ASU using a modified retrospective method, and Entergy recorded an adjustment increasing retained earnings and reducing accumulated other comprehensive loss by $633 million as of January 1, 2018 for the cumulative effect of the unrealized gains and losses on investments in equity securities held by the decommissioning trust funds that do not meet the criteria for regulatory accounting treatment. Going forward, unrealized gains and losses on investments in equity securities held by the nuclear decommissioning trust funds will be recorded in earnings as they occur rather than in other comprehensive income. In accordance with the regulatory treatment of the decommissioning trust funds of the Registrant Subsidiaries, an offsetting amount of unrealized gains/(losses) will continue to be recorded in other regulatory liabilities/assets.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the excess trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/losses recorded on the equity securities in the trust funds are recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity.  Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The unrealized gains/(losses) recognized during the three months ended March 31, 2018 on equity securities still held as of March 31, 2018 were ($64) million. The equity securities are generally held in funds that are designed

Entergy Corporation and Subsidiaries
Notes to Financial Statements

to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The available-for-sale securities held as of March 31, 2018 and December 31, 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	2,619	23	48

2017
Equity Securities	$4,662	$2,131	$1
Debt Securities	2,550	44	16
Total	$7,212	$2,175	$17

The unrealized gains/(losses) above are reported before deferred taxes of $472 million as of December 31, 2017 for equity securities, and ($2) million as of March 31, 2018 and $7 million as of December 31, 2017 for debt securities. The amortized cost of debt securities was $2,643 million as of March 31, 2018 and $2,539 million as of December 31, 2017.  As of March 31, 2018, the debt securities have an average coupon rate of approximately 3.26%, an average duration of approximately 6.18 years, and an average maturity of approximately 10.09 years.

The fair value and gross unrealized losses of the available-for-sale debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2018:

	Debt Securities
	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1,667	$35
More than 12 months	241	13
Total	$1,908	$48

The fair value and gross unrealized losses of available-for-sale securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$8	$1	$1,099	$7
More than 12 months	—	—	265	9
Total	$8	$1	$1,364	$16

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$89	$74
1 year - 5 years	928	902
5 years - 10 years	784	812
10 years - 15 years	152	147
15 years - 20 years	101	100
20 years+	565	515
Total	$2,619	$2,550

During the three months ended March 31, 2018 and 2017, proceeds from the dispositions of securities amounted to $1,091 million and $514 million, respectively.  During the three months ended March 31, 2018 and 2017, gross gains of $1 million and $9 million, respectively, and gross losses of $7 million and $5 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of March 31, 2018 are $485 million for Indian Point 1, $614 million for Indian Point 2, $789 million for Indian Point 3, $453 million for Palisades, $1,048 million for Pilgrim, and $591 million for Vermont Yankee. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2017 are $491 million for Indian Point 1, $621 million for Indian Point 2, $798 million for Indian Point 3, $458 million for Palisades, $1,068 million for Pilgrim, and $613 million for Vermont Yankee. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2018 and December 31, 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	350.8	0.5	9.7

2017
Equity Securities	$596.7	$354.9	$—
Debt Securities	348.2	2.1	3.0
Total	$944.9	$357.0	$3.0

The amortized cost of debt securities was $360 million as of March 31, 2018 and $349.1 million as of December 31, 2017.  As of March 31, 2018, the debt securities have an average coupon rate of approximately 2.67%, an average duration of approximately 5.48 years, and an average maturity of approximately 6.90 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2018 on equity securities still held as of March 31, 2018 were ($8) million. The equity securities are generally held in funds that are designed

Entergy Corporation and Subsidiaries
Notes to Financial Statements

to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of the available-for-sale debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2018:

	Debt Securities
	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$277.8	$7.2
More than 12 months	42.5	2.5
Total	$320.3	$9.7

The fair value and gross unrealized losses of the available-for-sale securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$168.0	$1.2
More than 12 months	—	—	41.4	1.8
Total	$—	$—	$209.4	$3.0

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$14.1	$13.0
1 year - 5 years	130.6	123.4
5 years - 10 years	177.9	180.6
10 years - 15 years	3.4	4.8
15 years - 20 years	7.0	3.4
20 years+	17.8	23.0
Total	$350.8	$348.2

During the three months ended March 31, 2018 and 2017, proceeds from the dispositions of securities amounted to $34.9 million and $36 million, respectively.  During the three months ended March 31, 2018 and 2017, gross gains of $0.1 million and $0.5 million, respectively, and gross losses of $0.1 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2018 and December 31, 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	516.3	5.7	8.4

2017
Equity Securities	$818.3	$461.2	$—
Debt Securities	493.8	10.9	3.6
Total	$1,312.1	$472.1	$3.6

The amortized cost of debt securities was $519 million as of March 31, 2018 and $490 million as of December 31, 2017.  As of March 31, 2018, the debt securities have an average coupon rate of approximately 3.83%, an average duration of approximately 6.05 years, and an average maturity of approximately 11.85 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2018 on equity securities still held as of March 31, 2018 were ($10.8) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of the available-for-sale debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2018:

	Debt Securities
	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$254.9	$4.6
More than 12 months	78.8	3.8
Total	$333.7	$8.4

The fair value and gross unrealized losses of the available-for-sale securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$135.3	$1.1
More than 12 months	—	—	84.4	2.5
Total	$—	$—	$219.7	$3.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$28.1	$23.2
1 year - 5 years	136.7	122.8
5 years - 10 years	108.4	109.3
10 years - 15 years	52.9	52.7
15 years - 20 years	44.7	50.7
20 years+	145.5	135.1
Total	$516.3	$493.8

During the three months ended March 31, 2018 and 2017, proceeds from the dispositions of securities amounted to $125.5 million and $40.6 million, respectively.  During the three months ended March 31, 2018 and 2017, gross gains of $0.5 million and $0.03 million, respectively, and gross losses of $0.8 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2018 and December 31, 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	325.6	1.4	5.8

2017
Equity Securities	$575.2	$308.6	$—
Debt Securities	330.5	4.2	1.2
Total	$905.7	$312.8	$1.2

The amortized cost of debt securities was $330 million as of March 31, 2018 and $327.5 million as of December 31, 2017.  As of March 31, 2018, the debt securities have an average coupon rate of approximately 2.72%, an average duration of approximately 6.38 years, and an average maturity of approximately 9.39 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2018 on equity securities still held as of March 31, 2018 were ($7.8) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of the available-for-sale debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2018:

	Debt Securities
	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$240.7	$5.5
More than 12 months	10.2	0.3
Total	$250.9	$5.8

The fair value and gross unrealized losses of the available-for-sale securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$196.9	$1.0
More than 12 months	—	—	10.4	0.2
Total	$—	$—	$207.3	$1.2

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$5.5	$4.1
1 year - 5 years	164.5	173.0
5 years - 10 years	78.4	78.5
10 years - 15 years	3.8	1.0
15 years - 20 years	10.7	6.9
20 years+	62.7	67.0
Total	$325.6	$330.5

During the three months ended March 31, 2018 and 2017, proceeds from the dispositions of securities amounted to $54.2 million and $75.8 million, respectively.  During the three months ended March 31, 2018 and 2017, gross gains of $0.1 million and $0.1 million, respectively, and gross losses of $0.6 million and $0.7 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy evaluates the available-for-sale debt securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2018 and 2017.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Audits” and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax audits, the Tax Cuts and Jobs Act, and other income tax matters involving Entergy. The following are updates to that discussion.

As discussed in the Form 10-K, the Tax Cuts and Jobs Act limits the deduction for net business interest expense in certain circumstances. The limitation does not apply to interest expense allocable to the Utility. In Notice 2018-28 released on April 2, 2018, the IRS announced that it intends to issue proposed regulations that will provide guidance to assist taxpayers in complying with the new interest provisions under the Tax Cuts and Jobs Act. The notice provides general and limited information of the IRS’s interpretation regarding methodologies that could be used for the allocation of the interest expense limitation. As a result of the new provision contained in the Tax Cuts and Jobs Act, Entergy recorded a limitation in the first quarter 2018 which did not have a material effect on financial position, results of operations, or cash flows.

For a discussion of proceedings commenced or other responses by Entergy’s regulators to the Tax Cuts and Jobs Act, see Note 2 to the financial statements herein and in the Form 10-K.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2018 are $280 million for Entergy, $39.1 million for Entergy Arkansas, $119.4 million for Entergy Louisiana, $7.5 million for Entergy Mississippi, $5.6 million for Entergy New Orleans, $14.8 million for Entergy Texas, and $41.9 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2017 are $368 million for Entergy, $58.8 million for Entergy Arkansas, $160.4 million for Entergy Louisiana, $17.1 million for Entergy Mississippi, $2.5 million for Entergy New Orleans, $32.8 million for Entergy Texas, and $33.9 million for System Energy.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements in the Form 10-K. System Energy made payments on its lease, including interest, of $8.6 million in the three months ended March 31, 2018 and $8.6 million in the three months ended March 31, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 13.  REVENUE RECOGNITION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Revenue Recognition

Entergy implemented ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective January 1, 2018. Topic 606 requires entities to “recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU details a five-step model that should be followed to achieve the core principle. This accounting was applied to all contracts using the modified retrospective method, which requires an adjustment to retained earnings for the cumulative effect of adopting the standard as of the effective date. Because the standard did not result in any material change in how Entergy recognizes revenue, however, no adjustment to retained earnings was required. Similarly, there was no effect on revenues recognized under Topic 606 for the three months ended March 31, 2018.

Revenues from electric service and the sale of natural gas are recognized when services are transferred to the customer in an amount equal to what Entergy has the right to bill the customer because this amount represents the value of services provided to customers.

Entergy’s total revenues for the three months ended March 31, 2018 were as follows:

2018
(In Thousands)
Utility:
Residential	$892,085
Commercial	595,720
Industrial	597,186
Governmental	56,478
Total billed retail	2,141,469

Sales for resale (a)	69,526
Other electric revenues (b)	27,433
Non-customer revenues (c)	9,834
Total electric revenues	2,248,262

Natural gas	56,695

Entergy Wholesale Commodities:
Competitive businesses sales (a)	409,135
Non-customer revenues (c)	9,789
Total competitive businesses	418,924

Total operating revenues	$2,723,881

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total revenues for the three months ended March 31, 2018 were as follows:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$235,524	$295,517	$148,342	$64,575	$148,126
Commercial	120,634	224,928	110,460	54,272	85,427
Industrial	111,477	352,336	42,501	7,570	83,302
Governmental	4,648	17,310	10,848	17,691	5,981
Total billed retail	472,283	890,091	312,151	144,108	322,836

Sales for resale (a)	66,103	89,255	1,993	13,337	23,361
Other electric revenues (b)	10,024	20,503	(719)	(3,111)	2,264
Non-customer revenues (c)	2,614	5,257	2,318	1,484	479
Total electric revenues	551,024	1,005,106	315,743	155,818	348,940

Natural gas	—	24,238	—	32,457	—

Total operating revenues	$551,024	$1,029,344	$315,743	$188,275	$348,940

(a)
Sales for resale and competitive businesses sales include day-ahead sales of energy in a market administered by an ISO. These sales represent financially binding commitments for the sale of physical energy the next day. These sales are adjusted to actual power generated and delivered in the real time market. Given the short duration of these transactions, Entergy does not consider them to be derivatives subject to fair value adjustments, and includes them as part of customer revenues.

(b)	Other electric revenues consist primarily of transmission and ancillary services provided to participants of an ISO-administered market and unbilled revenue.

(c)	Non-customer revenues include the settlement of financial hedges, occasional sales of inventory, alternative revenue programs, provisions for revenue subject to refund, and late fees.

Electric Revenues

Entergy’s primary source of revenue is from retail electric sales sold under tariff rates approved by regulators in its various jurisdictions. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas generate, transmit, and distribute electric power primarily to retail customers in Arkansas, Louisiana, Mississippi, and Texas. Energy is provided on demand throughout the month, measured by a meter located at the customer’s property. Approved rates vary by customer class due to differing requirements of the customers and market factors involved in fulfilling those requirements. Entergy issues monthly bills to customers at rates approved by regulators for power and related services provided during the previous billing cycle.

To the extent that deliveries have occurred but a bill has not been issued, Entergy’s Utility operating companies record an estimate for energy delivered since the latest billings. The Utility operating companies calculate the estimate based upon several factors including billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and market prices of power in the respective jurisdiction. The inputs are revised as needed to approximate actual usage and cost. Each month, estimated unbilled amounts are recorded as unbilled revenue and accounts receivable, and the prior month’s estimate is reversed. Price and volume differences resulting from factors

Entergy Corporation and Subsidiaries
Notes to Financial Statements

such as weather affect the calculation of unbilled revenues from one period to the other. This may result in variability of reported revenues from one period to the next as prior estimates are reversed and new estimates recorded.

Entergy may record revenue based on rates that are subject to refund. Such revenues are reduced by estimated refund amounts when Entergy believes refunds are probable based on the status of rate proceedings as of the date financial statements are prepared. Because these refunds will be made through a reduction in future rates, and not as a reduction in bills previously issued, they are presented as non-customer revenue in the table above.

System Energy’s only source of revenue is the sale of electric power and capacity generated from its 90% interest in the Grand Gulf nuclear plant to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy issues monthly bills to its affiliated customers equal to its actual operating costs plus a return on common equity approved by the FERC.

Entergy’s Utility operating companies also sell excess power not needed for its own customers, primarily through transactions with MISO, a regional transmission organization that maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. In the MISO market, Entergy offers its generation and bids its load into the market. MISO settles these offers and bids based on locational marginal prices. These represent pricing for energy at a given location based on a market clearing price that takes into account physical limitations on the transmission system, generation, and demand throughout the MISO region. MISO evaluates each market participant’s energy offers and demand bids to economically and reliably dispatch the entire MISO system. Entergy nets purchases and sales within the MISO market and reports in operating revenues when in a net selling position and in operating expenses when in a net purchasing position.

Natural Gas

Entergy Louisiana and Entergy New Orleans also distribute natural gas to retail customers in and around Baton Rouge, Louisiana, and the City of New Orleans, including Algiers, respectively. Gas transferred to customers is measured by a meter at the customer’s property. Entergy issues monthly invoices to customers at rates approved by regulators for the volume of gas transferred to date.

Competitive Businesses Revenues

The Entergy Wholesale Commodities segment derives almost all of its revenue from sales of electric power and capacity produced by its operating plants to wholesale customers. The majority of Entergy Wholesale Commodities revenues are from Entergy’s nuclear power plants located in the northern United States. Entergy issues monthly invoices to the counterparties for these electric sales at the respective contracted or ISO market rate of electricity and related services provided during the previous month.

Most of the Palisades nuclear plant output is sold under a 15-year PPA with Consumers Energy, executed as part of the acquisition of the plant in 2007 and expiring in 2022. The PPA prices are for a set price per MWh and escalate each year, up to $61.50/MWh in 2022. Entergy issues monthly invoices to Consumers Energy for electric sales based on the actual output of electricity and related services provided during the previous month at the contract price. Additionally, as the PPA pricing was considered below-market at the time of acquisition, a liability was recorded for the fair value of the below-market PPA, and is being amortized to revenue over the life of the agreement.

Practical Expedients and Exceptions

Entergy has elected not to disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, or for revenue recognized in an amount equal to what Entergy has the right to bill the customer for services performed.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Most of Entergy’s contracts, except in a few cases where there are defined minimums or stated terms, are on demand. This results in customer bills that vary each month based on an approved tariff and usage. Entergy imposes monthly or annual minimum requirements on some customers primarily as credit and cost recovery guarantees and not as pricing for unsatisfied performance obligations. These minimums typically expire after the initial term or when specified costs have been recovered. The minimum amounts are part of each month’s bill and recognized as revenue accordingly. Some of the subsidiaries within the Entergy Wholesale Commodities segment have operations and maintenance services contracts that have fixed components and terms longer than one year. The total fixed consideration related to these unsatisfied performance obligations, however, is not material to Entergy revenues.

Recovery of Fuel Costs

Entergy’s Utility operating companies’ rate schedules include either fuel adjustment clauses or fixed fuel factors, which allow either current recovery in billings to customers or deferral of fuel costs until the costs are billed to customers. Where the fuel component of revenues is based on a pre-determined fuel cost (fixed fuel factor), the fuel factor remains in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing. System Energy’s operating revenues are intended to recover from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans operating expenses and capital costs attributable to Grand Gulf. The capital costs are based on System Energy’s common equity funds allocable to its net investment in Grand Gulf, plus System Energy’s effective interest cost for its debt allocable to its investment in Grand Gulf.

Taxes Imposed on Revenue-Producing Transactions

Governmental authorities assess taxes that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes.  Entergy presents these taxes on a net basis, excluding them from revenues.

NOTE 14.  ASSET RETIREMENT OBLIGATIONS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations. Following are updates to that discussion.

In the first quarter 2018, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for River Bend as a result of a revised decommissioning cost study. The revised estimate resulted in an $85.4 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2018, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2018 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $22 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher taxes other than income taxes, and higher nuclear refueling outage expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the first quarter 2018 to the first quarter 2017:

Amount
(In Millions)
2017 net revenue	$330.3
Retail electric price	22.4
Volume/weather	20.4
Other	1.0
2018 net revenue	$374.1

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2018 and an increase in the energy efficiency rider effective January 2018, each as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The volume/weather variance is primarily due to an increase of 599 GWh, or 12%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily due to a new customer in the primary metals industry.

Other Income Statement Variances

Nuclear refueling outage expenses increased primarily due to the amortization of higher costs associated with the most recent outages as compared to previous outages.

Other operation and maintenance expenses increased primarily due to an increase of $6.5 million in nuclear generation expenses primarily due to higher labor costs, including contract labor, to position the nuclear fleet to meet its operational goals and an increase of $3.7 million in energy efficiency costs. The increase was partially offset by higher nuclear insurance refunds of $3.6 million. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals.

Taxes other than income taxes increased primarily due to increases in local franchise taxes and payroll taxes. The increase in local franchise taxes is primarily due to higher billing factors and higher electric retail revenues.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $220 million of 3.5% Series first mortgage bonds in May 2017.

Income Taxes

The effective income tax rate was 20.7% for the first quarter 2018. The difference in the effective income tax rate for the first quarter 2018 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes and a write-off of a stock-based compensation deferred tax asset.

The effective income tax rate was 44.4% for the first quarter 2017. The difference in the effective income tax rate for the first quarter 2017 versus the federal statutory rate of 35% was primarily due to a write-off of a stock-based compensation deferred tax asset, state income taxes, and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 2 to the financial statements herein and in the Form 10-K contains discussion of proceedings commenced or other responses by Entergy’s regulators to the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,216	$20,509

Cash flow provided by (used in):
Operating activities	179,890	154,541
Investing activities	(161,344)	(207,097)
Financing activities	(23,839)	32,522
Net decrease in cash and cash equivalents	(5,293)	(20,034)

Cash and cash equivalents at end of period	$923	$475

Operating Activities

Net cash flow provided by operating activities increased $25.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the timing of payments to vendors and the timing of recovery of fuel and purchased power costs, partially offset by the timing of receivables from customers.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $45.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a decrease in cash used of $49 million as a result of the fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle and a decrease of $15.8 million in transmission construction expenditures primarily due to a lower scope of work performed in 2018 as compared to the same period in 2017. The decrease was partially offset by an increase of $8.6 million in information technology construction expenditures primarily due to increased spending on various technology projects and an increase of $6.1 million in nuclear construction expenditures primarily due to a higher scope of work performed on various nuclear projects in 2018 as compared to the same period in 2017.

Financing Activities

Entergy Arkansas’s financing activities used $23.8 million of cash for the three months ended March 31, 2018 compared to providing $32.5 million of cash for the three months ended March 31, 2017 primarily due to:

•
net repayments of short-term borrowings of $6.1 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2018 as compared to net short-term borrowings of $52.3 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2017;

•	borrowings of $50 million in 2018 on the Entergy Arkansas long-term credit facility;

•	repayment of $24.9 million of long-term borrowings in 2018 on the Entergy Arkansas nuclear fuel company variable interest entity credit facility; and

•	money pool activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $42.3 million in 2018 compared to decreasing by $20.2 million in 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2018	December 31, 2017
Debt to capital	55.3%	55.5%
Effect of excluding the securitization bonds	(0.3%)	(0.3%)
Debt to capital, excluding securitization bonds (a)	55.0%	55.2%
Effect of subtracting cash	—%	—%
Net debt to net capital, excluding securitization bonds (a)	55.0%	55.2%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy Arkansas’s payables to the money pool were as follows:

March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
(In Thousands)
$123,858	$166,137	$31,008	$51,232

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in August 2022. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2019. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of March 31, 2018, cash borrowings of $50 million and no letters of credit were outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2018, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in May 2019.  As of March 31, 2018, $43.9 million in letters of credit to support a like amount of commercial paper issued were outstanding under the Entergy Arkansas nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

Internal Restructuring

As discussed in the Form 10-K, in November 2017, Entergy Arkansas filed an application with the APSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Arkansas to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. The restructuring is subject to regulatory review and approval by the APSC, the FERC, and the NRC. Entergy Arkansas also filed a notice with the Missouri Public Service Commission in December 2017 out of

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

an abundance of caution, although Entergy Arkansas does not serve any retail customers in Missouri. In April 2018 the Missouri Public Service Commission approved Entergy Arkansas’s filing. If the appropriate approvals are obtained, Entergy Arkansas expects the restructuring will be consummated on or before December 1, 2018.

Energy Cost Recovery Rider

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Arkansas Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Cuts and Jobs Act. Entergy Arkansas replied to the Arkansas Attorney General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Cuts and Job Act are appropriately considered in the APSC’s separate proceeding looking at potential implications of the new tax law. The APSC general staff filed a reply to the Arkansas Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. In April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation of the issues suggested by the Attorney General in the proceeding at this time. The redetermined rate became effective with the first billing cycle of April 2018.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of new accounting pronouncements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	2018	2017
	(In Thousands)
OPERATING REVENUES
Electric	$551,024	$474,351

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	108,306	99,409
Purchased power	71,972	55,133
Nuclear refueling outage expenses	23,402	19,619
Other operation and maintenance	169,358	163,008
Decommissioning	14,760	13,895
Taxes other than income taxes	27,905	24,051
Depreciation and amortization	71,981	67,066
Other regulatory credits - net	(3,307)	(10,526)
TOTAL	484,377	431,655

OPERATING INCOME	66,647	42,696

OTHER INCOME
Allowance for equity funds used during construction	4,008	4,350
Interest and investment income	6,814	6,932
Miscellaneous - net	(3,871)	(2,956)
TOTAL	6,951	8,326

INTEREST EXPENSE
Interest expense	29,766	27,252
Allowance for borrowed funds used during construction	(1,890)	(1,962)
TOTAL	27,876	25,290

INCOME BEFORE INCOME TAXES	45,722	25,732

Income taxes	9,467	11,428

NET INCOME	36,255	14,304

Preferred dividend requirements	357	357

EARNINGS APPLICABLE TO COMMON STOCK	$35,898	$13,947

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$36,255	$14,304
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	115,976	105,721
Deferred income taxes, investment tax credits, and non-current taxes accrued	11,877	16,361
Changes in assets and liabilities:
Receivables	31,033	53,355
Fuel inventory	(13,868)	(5,747)
Accounts payable	(26,924)	(73,635)
Taxes accrued	10,072	7,175
Interest accrued	9,748	8,562
Deferred fuel costs	1,971	(9,137)
Other working capital accounts	5,591	15,485
Provisions for estimated losses	6,520	1,997
Other regulatory assets	13,835	1,815
Other regulatory liabilities	(13,546)	23,435
Pension and other postretirement liabilities	(19,277)	(19,553)
Other assets and liabilities	10,627	14,403
Net cash flow provided by operating activities	179,890	154,541

INVESTING ACTIVITIES
Construction expenditures	(167,485)	(165,496)
Allowance for equity funds used during construction	4,143	4,557
Nuclear fuel purchases	(19,391)	(88,537)
Proceeds from sale of nuclear fuel	30,907	51,029
Proceeds from nuclear decommissioning trust fund sales	34,865	36,013
Investment in nuclear decommissioning trust funds	(40,238)	(40,961)
Changes in securitization account	(4,145)	(3,702)
Net cash flow used in investing activities	(161,344)	(207,097)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	175,000	—
Retirement of long-term debt	(149,904)	—
Changes in short-term borrowings - net	(6,087)	52,300
Changes in money pool payable - net	(42,279)	(20,224)
Dividends paid:
Preferred stock	(357)	(357)
Other	(212)	803
Net cash flow provided by (used in) financing activities	(23,839)	32,522

Net decrease in cash and cash equivalents	(5,293)	(20,034)
Cash and cash equivalents at beginning of period	6,216	20,509
Cash and cash equivalents at end of period	$923	$475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$18,761	$17,311

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$891	$6,184
Temporary cash investments	32	32
Total cash and cash equivalents	923	6,216
Securitization recovery trust account	7,893	3,748
Accounts receivable:
Customer	127,821	110,016
Allowance for doubtful accounts	(1,250)	(1,063)
Associated companies	34,105	38,765
Other	46,631	65,209
Accrued unbilled revenues	79,707	105,120
Total accounts receivable	287,014	318,047
Deferred fuel costs	61,282	63,302
Fuel inventory - at average cost	43,226	29,358
Materials and supplies - at average cost	198,585	192,853
Deferred nuclear refueling outage costs	49,047	56,485
Prepayments and other	9,597	12,108
TOTAL	657,567	682,117

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	935,728	944,890
Other	786	3,160
TOTAL	936,514	948,050

UTILITY PLANT
Electric	11,111,420	11,059,538
Construction work in progress	361,843	280,888
Nuclear fuel	226,435	277,345
TOTAL UTILITY PLANT	11,699,698	11,617,771
Less - accumulated depreciation and amortization	4,827,210	4,762,352
UTILITY PLANT - NET	6,872,488	6,855,419

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $24,682 as of March 31, 2018 and $28,583 as of December 31, 2017)	1,553,602	1,567,437
Deferred fuel costs	67,145	67,096
Other	20,397	13,910
TOTAL	1,641,144	1,648,443

TOTAL ASSETS	$10,107,713	$10,134,029

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Short-term borrowings	$43,887	$49,974
Accounts payable:
Associated companies	308,104	365,915
Other	169,916	215,942
Customer deposits	97,885	97,687
Taxes accrued	57,393	47,321
Interest accrued	27,963	18,215
Current portion of unprotected excess accumulated deferred income taxes	386,489	—
Other	28,730	29,922
TOTAL	1,120,367	824,976

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,205,470	1,190,669
Accumulated deferred investment tax credits	33,803	34,104
Regulatory liability for income taxes - net	597,025	985,823
Other regulatory liabilities	352,354	363,591
Decommissioning	995,973	981,213
Accumulated provisions	41,249	34,729
Pension and other postretirement liabilities	334,016	353,274
Long-term debt (includes securitization bonds of $34,739 as of March 31, 2018 and $34,662 as of December 31, 2017)	2,978,569	2,952,399
Other	4,885	5,147
TOTAL	6,543,344	6,900,949

Commitments and Contingencies

Preferred stock without sinking fund	31,350	31,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2018 and 2017	470	470
Paid-in capital	790,264	790,264
Retained earnings	1,621,918	1,586,020
TOTAL	2,412,652	2,376,754

TOTAL LIABILITIES AND EQUITY	$10,107,713	$10,134,029

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$470	$790,243	$1,462,604	$2,253,317

Net income	—	—	14,304	14,304
Preferred stock dividends	—	—	(357)	(357)

Balance at March 31, 2017	$470	$790,243	$1,476,551	$2,267,264

Balance at December 31, 2017	$470	$790,264	$1,586,020	$2,376,754

Net income	—	—	36,255	36,255
Preferred stock dividends	—	—	(357)	(357)

Balance at March 31, 2018	$470	$790,264	$1,621,918	$2,412,652

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

			Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$236	$183	$53	29
Commercial	121	106	15	14
Industrial	111	96	15	16
Governmental	5	4	1	25
Total billed retail	473	389	84	22
Sales for resale:
Associated companies	30	32	(2)	(6)
Non-associated companies	36	45	(9)	(20)
Other	12	8	4	50
Total	$551	$474	$77	16

Billed Electric Energy Sales (GWh):
Residential	2,329	1,927	402	21
Commercial	1,365	1,315	50	4
Industrial	1,828	1,681	147	9
Governmental	56	56	—	—
Total retail	5,578	4,979	599	12
Sales for resale:
Associated companies	487	446	41	9
Non-associated companies	1,717	1,962	(245)	(12)
Total	7,782	7,387	395	5

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $17.2 million primarily due to a lower effective income tax rate, higher net revenue, and higher other income, partially offset by higher other operation and maintenance expenses, higher taxes other than income taxes, and higher depreciation and amortization expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2018 to the first quarter 2017:

Amount
(In Millions)
2017 net revenue	$561.1
Volume/weather	24.2
Retail electric price	(20.1)
Other	8.5
2018 net revenue	$573.7

The volume/weather variance is primarily due to an increase of 824 GWh, or 7%, in billed electricity usage, including the effect of more favorable weather on residential sales.

The retail electric price variance is primarily due to a regulatory charge of $27 million recorded in the first quarter 2018 to reflect the effects of a provision in the settlement reached in the formula rate plan extension proceeding. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan extension proceeding.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•
an increase of $14 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals and a higher scope of work performed during plant outages in 2018 as compared to the same period in 2017; and

•	an increase of $7.1 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed in 2018 as compared to the same period in 2017.

The increase was partially offset by a decrease of $5.4 million in loss provisions.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes, local franchise taxes, and payroll taxes. Ad valorem taxes increased primarily due to higher assessments. Local franchise taxes increased primarily due to higher revenues in the first quarter 2018 as compared to the same period in 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2018, which included the St. Charles Power Station project, and changes in decommissioning trust fund investment activity, including portfolio rebalancing of certain of the decommissioning trust funds.

Income Taxes

The effective income tax rate was 16.3% for the first quarter 2018. The difference in the effective income tax rate for the first quarter 2018 versus the federal statutory rate of 21% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes and a write-off of a stock-based compensation deferred tax asset.

The effective income tax rate was 31.3% for the first quarter 2017. The difference in the effective income tax rate for the first quarter 2017 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes and a write-off of a stock-based compensation deferred tax asset.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 2 to the financial statements herein and in the Form 10-K contains discussions of proceedings commenced or other responses by Entergy’s regulators to the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$35,907	$213,850

Cash flow provided by (used in):
Operating activities	328,040	339,704
Investing activities	(613,950)	(472,011)
Financing activities	812,289	(14,250)
Net increase (decrease) in cash and cash equivalents	526,379	(146,557)

Cash and cash equivalents at end of period	$562,286	$67,293

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased $11.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to:

•
a decrease of $114 million in income tax refunds in the first quarter 2018 as compared to the first quarter 2017. Entergy Louisiana received income tax refunds in 2017 in accordance with an intercompany income tax allocation agreement resulting from the utilization of Entergy Louisiana’s net operating losses; and

•	a decrease due to the timing of recovery of fuel and purchased power costs.

The decrease was partially offset by:

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement and refund; and

•	a decrease of $22.7 million in spending on nuclear refueling outages.

Investing Activities

Net cash flow used in investing activities increased $141.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to:

•	money pool activity;

•	an increase of $60.9 million in transmission construction expenditures due to a higher scope of work performed in 2018 as compared to the same period in 2017; and

•
an increase of $53.7 million in fossil-fueled generation construction expenditures primarily due to higher spending on the Lake Charles Power Station and the St. Charles Power Station projects in 2018.

The increase was partially offset by a decrease of $137 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana‘s receivable from the money pool increased by $170.2 million for the three months ended March 31, 2018 compared to increasing by $8 million for the three months ended March 31, 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities provided $812.3 million of cash for the three months ended March 31, 2018 compared to using $14.3 million of cash for the three months ended March 31, 2017 primarily due to the following activity:

•	the issuance of $750 million of 4.00% Series first mortgage bonds in March 2018;

•
equity distributions of $42.1 million in the first quarter 2017. There were no distributions in the first quarter 2018 in anticipation of the excess deferred income taxes to be returned to customers as a result of the enactment of the Tax Cuts and Jobs Act in December 2017. See Note 2 to the financial statements herein and in the Form 10-K for discussion of regulatory proceedings related to the enactment of the Tax Cuts and Jobs Act;

•	net borrowings of $100 million on the Entergy Louisiana long-term credit facility in 2018; and

•	net borrowings of $19.4 million on Entergy Louisiana’s nuclear fuel company variable interest entities’ credit facilities in 2018 compared to net borrowings of $87.5 million in 2017.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to the issuance of long-term debt in 2018.

	March 31, 2018	December 31, 2017
Debt to capital	56.4%	53.8%
Effect of excluding securitization bonds	(0.3%)	(0.3%)
Debt to capital, excluding securitization bonds (a)	56.1%	53.5%
Effect of subtracting cash	(2.1%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	54.0%	53.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana’s receivables from the money pool were as follows:

March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
(In Thousands)
$181,336	$11,173	$30,550	$22,503

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in August 2022.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of March 31, 2018, there were $100 million of cash borrowings and $9.1 million of letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2018, a $23.8 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, one in the amount of $105 million and one in the amount of $85 million, both scheduled to expire in May 2019.  As of March 31, 2018, $52.3 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

nuclear fuel company variable interest entity. As of March 31, 2018, $62.9 million in letters of credit to support a like amount of commercial paper issued were outstanding under the Entergy Louisiana Waterford nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Washington Parish Energy Center

As discussed in the Form 10-K, in April 2017, Entergy Louisiana signed an agreement with a subsidiary of Calpine Corporation for the construction and purchase of a peaking plant. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. A procedural schedule has been established, with the deadlines extended and the hearing continued from June 2018 to August 2018 in order to allow the parties an opportunity to reach settlement. In April 2018 the parties filed an unopposed joint motion for consideration of proposed stipulation by the LPSC seeking approval of the signed settlement agreement at the May 16, 2018 LPSC Business and Executive Session. The settlement recommends certification and cost recovery through the additional capacity mechanism of the formula rate plan, consistent with prior LPSC precedent with respect to the certification and recovery of plants previously acquired by Entergy Louisiana.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

Retail Rates - Electric

Formula Rate Plan Extension Request

In August 2017, Entergy Louisiana filed a request with the LPSC seeking to extend its formula rate plan for three years (2017-2019) with limited modifications of its terms.  Those modifications include: a one-time resetting of base rates to the midpoint of the band at Entergy Louisiana’s authorized return on equity of 9.95% for the 2017 test year; narrowing of the formula rate plan bandwidth from a total of 160 basis points to 80 basis points; and a forward-looking mechanism that would allow Entergy Louisiana to recover certain transmission-related costs contemporaneously with when those projects begin delivering benefits to customers.  Several parties intervened in the proceeding and all parties participated in settlement discussions. In April 2018, the LPSC approved an unopposed joint motion filed by Entergy Louisiana and the LPSC staff that settles the matter. The settlement extends the formula rate plan for three years, providing for rates through at least August 2021. In addition to retaining the major features of the traditional formula rate plan, substantive features of the extended formula rate plan include:

•	a mid-point reset of formula rate plan revenues to a 9.95% earned return on common equity for the 2017 test year and for the St. Charles Power Station when it enters commercial operation;

•	a 9.8% target earned return on common equity for the 2018 and 2019 test years;

•	narrowing of the common equity bandwidth to plus or minus 60 basis points around the earned return on common equity;

•
a cap on potential revenue increase of $35 million for the 2018 evaluation period, and $70 million for the cumulative 2018 and 2019 evaluation periods, on formula rate plan cost of service rate increases (the cap excludes rate changes associated with the transmission recovery mechanism described below and rate changes associated with additional capacity);

•	a framework for the flow back of certain tax benefits created by the Tax Act to customers; and

•
a transmission recovery mechanism providing for the opportunity to recover certain transmission related expenditures in excess of $100 million annually for projects placed in service up to one month prior to rate change outside of sharing that is designed to operate in a manner similar to the additional capacity mechanism.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Union Power Station and Deactivation or Retirement Decisions for Entergy Louisiana Plants

As discussed in the Form 10-K, as a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. No party contests the prudence of the decision to deactivate Willow Glen 2 and 4 or suggests reactivation of these units; however, issues have been raised related to Entergy Louisiana’s decision to give up its transmission service rights in MISO for Willow Glen 2 and 4 rather than placing the units into suspended status for the three-year term permitted by MISO.  In March 2018 the LPSC adopted the ALJ’s recommended order finding that Entergy Louisiana did not demonstrate that its decision to permanently surrender transmission rights for the mothballed (not retired) Willow Glen 2 and 4 units was reasonable and that Entergy Louisiana should hold customers harmless from increased transmission expenses should those units be reactivated. Because no party or the LPSC suggested that Willow Glen 2 and 4 should be reactivated and because the cost to return those units to service far exceeds the revenue the units were expected to generate in MISO, Entergy Louisiana retired Willow Glen 2 and 4 in March 2018.
Retail Rates - Gas

2017 Rate Stabilization Plan Filing

In January 2018, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2017.  The filing of the evaluation report for the test year 2017 reflected an earned return on common equity of 9.06%.  This earned return is below the earnings sharing band of the rate stabilization plan and results in a rate increase of $0.1 million.  Due to the enactment of the Tax Act in late-December 2017, Entergy Louisiana did not have adequate time to reflect the effects of this tax legislation in the rate stabilization plan.  In April 2018 Entergy Louisiana filed a supplemental evaluation report for the test year ended September 2017, reflecting the effects of the Tax Act, including a proposal to use the unprotected excess accumulated deferred income taxes to offset storm restoration deferred operation and maintenance costs incurred by Entergy Louisiana in connection with the August 2016 flooding disaster in its gas service area. The supplemental filing reflects an earned return on common equity of 10.79%. If the as-filed rates from the supplemental filing are accepted by the LPSC, customers will receive a cost reduction of approximately $0.7 million effective with bills rendered on and after the first billing cycle of May 2018, as well as a $0.2 million prospective reduction in the gas infrastructure rider effective with bills rendered on and after the first billing cycle of July 2018.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies. The following is an update to that discussion.

In the first quarter 2018, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for River Bend as a result of a revised decommissioning cost study. The revised estimate resulted in an $85.4 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	2018	2017
	(In Thousands)
OPERATING REVENUES
Electric	$1,005,106	$864,076
Natural gas	24,238	16,707
TOTAL	1,029,344	880,783

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	180,781	154,044
Purchased power	251,772	239,827
Nuclear refueling outage expenses	13,099	12,185
Other operation and maintenance	234,380	217,112
Decommissioning	12,772	12,123
Taxes other than income taxes	51,280	45,283
Depreciation and amortization	120,822	115,630
Other regulatory charges (credits) - net	23,119	(74,187)
TOTAL	888,025	722,017

OPERATING INCOME	141,319	158,766

OTHER INCOME
Allowance for equity funds used during construction	17,745	9,990
Interest and investment income	43,275	39,830
Miscellaneous - net	(7,665)	(9,142)
TOTAL	53,355	40,678

INTEREST EXPENSE
Interest expense	70,096	67,315
Allowance for borrowed funds used during construction	(8,763)	(5,174)
TOTAL	61,333	62,141

INCOME BEFORE INCOME TAXES	133,341	137,303

Income taxes	21,748	42,925

NET INCOME	$111,593	$94,378

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	2018	2017
	(In Thousands)

Net Income	$111,593	$94,378
Other comprehensive loss
Pension and other postretirement liabilities (net of tax benefit of $176 and $232)	(501)	(370)
Other comprehensive loss	(501)	(370)
Comprehensive Income	$111,092	$94,008

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$111,593	$94,378
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	157,887	151,472
Deferred income taxes, investment tax credits, and non-current taxes accrued	86,443	163,299
Changes in working capital:
Receivables	53,786	75,196
Fuel inventory	(1,402)	3,066
Accounts payable	(18,036)	(7,846)
Prepaid taxes and taxes accrued	(24,705)	22,563
Interest accrued	6,365	5,983
Deferred fuel costs	(52,090)	(19,487)
Other working capital accounts	(55)	(20,810)
Changes in provisions for estimated losses	(481)	(4,059)
Changes in other regulatory assets	28,579	28,922
Changes in other regulatory liabilities	(6,088)	(59,969)
Changes in pension and other postretirement liabilities	(18,075)	(17,054)
Other	4,319	(75,950)
Net cash flow provided by operating activities	328,040	339,704

INVESTING ACTIVITIES
Construction expenditures	(469,398)	(360,693)
Allowance for equity funds used during construction	17,745	9,990
Nuclear fuel purchases	(9,997)	(139,620)
Proceeds from the sale of nuclear fuel	36,301	28,884
Receipts from storm reserve escrow account	—	8,836
Payments to storm reserve escrow account	(853)	(332)
Changes to securitization account	(7,523)	(5,527)
Proceeds from nuclear decommissioning trust fund sales	125,453	40,586
Investment in nuclear decommissioning trust funds	(137,097)	(51,393)
Changes in money pool receivable - net	(170,163)	(8,047)
Insurance proceeds	1,582	5,305
Net cash flow used in investing activities	(613,950)	(472,011)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	947,038	—
Retirement of long-term debt	(154,117)	(57,499)
Changes in short-term borrowings - net	19,382	87,504
Distributions paid:
Common equity	—	(42,125)
Other	(14)	(2,130)
Net cash flow provided by (used in) financing activities	812,289	(14,250)

Net increase (decrease) in cash and cash equivalents	526,379	(146,557)
Cash and cash equivalents at beginning of period	35,907	213,850
Cash and cash equivalents at end of period	$562,286	$67,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$61,613	$59,261
Income taxes	($2,973)	($116,937)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$385	$5,836
Temporary cash investments	561,901	30,071
Total cash and cash equivalents	562,286	35,907
Accounts receivable:
Customer	219,522	254,308
Allowance for doubtful accounts	(9,137)	(8,430)
Associated companies	306,933	143,524
Other	64,776	60,893
Accrued unbilled revenues	137,696	153,118
Total accounts receivable	719,790	603,413
Fuel inventory	41,130	39,728
Materials and supplies - at average cost	309,433	299,881
Deferred nuclear refueling outage costs	52,723	65,711
Prepayments and other	41,147	34,035
TOTAL	1,726,509	1,078,675

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,304,423	1,312,073
Storm reserve escrow account	285,612	284,759
Non-utility property - at cost (less accumulated depreciation)	273,388	245,255
Other	14,407	18,999
TOTAL	3,268,417	3,251,673

UTILITY PLANT
Electric	19,722,068	19,678,536
Natural gas	195,230	191,899
Construction work in progress	1,490,196	1,281,452
Nuclear fuel	275,750	337,402
TOTAL UTILITY PLANT	21,683,244	21,489,289
Less - accumulated depreciation and amortization	8,597,382	8,703,047
UTILITY PLANT - NET	13,085,862	12,786,242

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $66,296 as of March 31, 2018 and $71,367 as of December 31, 2017)	1,117,263	1,145,842
Deferred fuel costs	168,122	168,122
Other	23,323	18,310
TOTAL	1,308,708	1,332,274

TOTAL ASSETS	$19,389,496	$18,448,864

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$675,002	$675,002
Short-term borrowings	62,922	43,540
Accounts payable:
Associated companies	86,427	126,685
Other	375,783	404,374
Customer deposits	151,492	150,623
Taxes accrued	—	18,157
Interest accrued	81,893	75,528
Deferred fuel costs	19,357	71,447
Current portion of unprotected excess accumulated deferred income taxes	217,850	—
Other	63,165	79,037
TOTAL	1,733,891	1,644,393

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,144,037	2,050,371
Accumulated deferred investment tax credits	120,652	121,870
Regulatory liability for income taxes - net	506,092	725,368
Other regulatory liabilities	756,397	761,059
Decommissioning	1,240,833	1,140,461
Accumulated provisions	301,967	302,448
Pension and other postretirement liabilities	730,116	748,384
Long-term debt (includes securitization bonds of $77,801 as of March 31, 2018 and $77,736 as of December 31, 2017)	6,263,437	5,469,069
Other	175,941	176,637
TOTAL	12,239,472	11,495,667

Commitments and Contingencies

EQUITY
Member's equity	5,473,083	5,355,204
Accumulated other comprehensive loss	(56,950)	(46,400)
TOTAL	5,416,133	5,308,804

TOTAL LIABILITIES AND EQUITY	$19,389,496	$18,448,864

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2016	$5,130,251	($48,442)	$5,081,809

Net income	94,378	—	94,378
Other comprehensive loss	—	(370)	(370)
Distributions declared on common equity	(42,125)	—	(42,125)
Other	(4)	—	(4)

Balance at March 31, 2017	$5,182,500	($48,812)	$5,133,688

Balance at December 31, 2017	$5,355,204	($46,400)	$5,308,804

Net income	111,593	—	111,593
Other comprehensive loss	—	(501)	(501)
Reclassification pursuant to ASU 2018-02	6,262	(10,049)	(3,787)
Other	24	—	24

Balance at March 31, 2018	$5,473,083	($56,950)	$5,416,133

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

			Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$296	$221	$75	34
Commercial	225	195	30	15
Industrial	352	325	27	8
Governmental	17	15	2	13
Total billed retail	890	756	134	18
Sales for resale:
Associated companies	74	62	12	19
Non-associated companies	15	14	1	7
Other	26	32	(6)	(19)
Total	$1,005	$864	$141	16

Billed Electric Energy Sales (GWh):
Residential	3,459	2,852	607	21
Commercial	2,661	2,540	121	5
Industrial	7,049	6,961	88	1
Governmental	201	193	8	4
Total retail	13,370	12,546	824	7
Sales for resale:
Associated companies	1,014	994	20	2
Non-associated companies	513	295	218	74
Total	14,897	13,835	1,062	8

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $5.7 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher depreciation and amortization expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2018 to the first quarter 2017:

Amount
(In Millions)
2017 net revenue	$154.1
Retail electric price	5.2
Volume/weather	4.8
Other	0.4
2018 net revenue	$164.5

The retail electric price variance is primarily due to higher storm damage rider revenues. Entergy Mississippi resumed billing the storm damage rider effective with the September 2017 billing cycle.  See Note 2 to the financial statements in the Form 10-K for further discussion on the storm damage rider.

The volume/weather variance is primarily due to an increase of 309 GWh, or 11%, in billed electricity usage, including the effect of more favorable weather on residential sales.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $5.1 million in storm damage provisions. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rate was 23.3% for the first quarter 2018. The difference in the effective income tax rate for the first quarter 2018 versus the federal statutory rate of 21% was primarily due to state income taxes and a write-off of a stock-based compensation deferred tax asset, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 41.0% for the first quarter 2017. The difference in the effective income tax rate for the first quarter 2017 versus the federal statutory rate of 35% was primarily due to a write-off of a stock-based compensation deferred tax asset and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 2 to the financial statements herein and in the Form 10-K contains discussion of proceedings commenced or other responses by Entergy’s regulators to the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,096	$76,834

Cash flow provided by (used in):
Operating activities	(8,841)	(9,132)
Investing activities	(76,268)	(79,691)
Financing activities	79,316	12,036
Net decrease in cash and cash equivalents	(5,793)	(76,787)

Cash and cash equivalents at end of period	$303	$47

Operating Activities

Net cash flow used in operating activities decreased $0.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the timing of recovery of fuel and purchased power costs in 2018 as compared to the same period in 2017 substantially offset by income tax refunds of $15.1 million in 2017. Entergy Mississippi received state income tax refunds of $15.1 million in 2017 in accordance with an intercompany income tax allocation agreement resulting from the carryback of net operating losses.

Investing Activities

Net cash flow used in investing activities decreased $3.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a decrease of $14.8 million in transmission construction expenditures primarily due to a lower scope of work performed in 2018 as compared to the same period in 2017, partially offset by money pool activity.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $1.6 million for the three months ended March 31, 2018 compared to decreasing by $10.6 million for the three months ended March 31, 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $67.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to money pool activity.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi’s payable to the money pool increased by $74.9 million for the three months ended March 31, 2018 compared to increasing by $12.3 million for the three months ended March 31, 2017.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2018	December 31, 2017
Debt to capital	51.0%	51.5%
Effect of subtracting cash	—%	(0.2%)
Net debt to net capital	51.0%	51.3%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition because net debt indicates Entergy Mississippi’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
(In Thousands)
($74,892)	$1,633	($12,324)	$10,595

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire in May 2018. Entergy Mississippi expects to renew its credit facilities prior to expiration. No borrowings were outstanding under the credit facilities as of March 31, 2018.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2018, $16.6 million letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Formula Rate Plan

In March 2018, Entergy Mississippi submitted its formula rate plan 2018 test year filing and 2017 look-back filing showing Entergy Mississippi’s earned return for the historical 2017 calendar year and projected earned return for the 2018 calendar year, in large part as a result of the lower federal corporate income tax rate effective in 2018, to be within the formula rate plan bandwidth, resulting in no change in rates. The filing is currently subject to MPSC review. See Note 2 to the financial statements herein for additional discussion regarding the proposed treatment of the effects of the lower federal corporate income tax rate.

Internal Restructuring

In March 2018, Entergy Mississippi filed an application with the MPSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Mississippi to a new entity, which would ultimately be held by an existing Entergy subsidiary holding company. The restructuring is subject to regulatory review and approval by the MPSC, the FERC, and the NRC. If the MPSC approves the restructuring by August 2018 and the restructuring closes on or before December 1, 2018, Entergy Mississippi proposed in its application to credit retail customers $27 million over six years, beginning in 2019. If the MPSC, the FERC, and the NRC approvals are obtained, Entergy Mississippi expects the restructuring will be consummated on or before December 1, 2018.

It is currently contemplated that Entergy Mississippi would undertake a multi-step restructuring, which would include the following:

•
Entergy Mississippi would redeem its outstanding preferred stock, at the aggregate redemption price of approximately $21.2 million, including call premiums, plus accumulated and unpaid dividends, if any.

•	Entergy Mississippi would convert from a Mississippi corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Mississippi will allocate substantially all of its assets to a new subsidiary, Entergy Mississippi Power and Light, LLC, a Texas limited liability company (Entergy Mississippi Power and Light), and Entergy Mississippi Power and Light will assume substantially all of the liabilities of Entergy Mississippi, in a transaction regarded as a merger under the TXBOC. Entergy Mississippi will remain in existence and hold the membership interests in Entergy Mississippi Power and Light.

•
Entergy Mississippi will contribute the membership interests in Entergy Mississippi Power and Light to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy Mississippi Power and Light will be a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

•	Entergy Mississippi will change its name to Entergy Utility Enterprises, Inc., and Entergy Mississippi Power and Light will then change its name to Entergy Mississippi, LLC.

Upon the completion of the restructuring, Entergy Mississippi, LLC will hold substantially all of the assets, and will have assumed substantially all of the liabilities, of Entergy Mississippi. Entergy Mississippi may modify or supplement the steps to be taken to effectuate the restructuring.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	2018	2017
	(In Thousands)
OPERATING REVENUES
Electric	$315,743	$258,443

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	63,528	39,140
Purchased power	87,456	71,070
Other operation and maintenance	59,458	54,622
Taxes other than income taxes	25,394	23,972
Depreciation and amortization	38,182	35,317
Other regulatory charges (credits) - net	293	(5,837)
TOTAL	274,311	218,284

OPERATING INCOME	41,432	40,159

OTHER INCOME
Allowance for equity funds used during construction	1,978	1,843
Interest and investment income	25	26
Miscellaneous - net	(571)	(976)
TOTAL	1,432	893

INTEREST EXPENSE
Interest expense	13,905	12,672
Allowance for borrowed funds used during construction	(828)	(720)
TOTAL	13,077	11,952

INCOME BEFORE INCOME TAXES	29,787	29,100

Income taxes	6,944	11,942

NET INCOME	22,843	17,158

Preferred dividend requirements and other	238	238

EARNINGS APPLICABLE TO COMMON STOCK	$22,605	$16,920

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$22,843	$17,158
Adjustments to reconcile net income to net cash flow used in operating activities:
Depreciation and amortization	38,182	35,317
Deferred income taxes, investment tax credits, and non-current taxes accrued	7,787	13,505
Changes in assets and liabilities:
Receivables	1,018	17,890
Fuel inventory	(767)	2,672
Accounts payable	(24,818)	(19,639)
Taxes accrued	(56,244)	(38,825)
Interest accrued	(5,548)	(2,953)
Deferred fuel costs	13,817	(5,236)
Other working capital accounts	(4,856)	(578)
Provisions for estimated losses	4,754	(1,772)
Other regulatory assets	4,586	(10,918)
Other regulatory liabilities	766	(3,341)
Pension and other postretirement liabilities	(4,604)	(4,613)
Other assets and liabilities	(5,757)	(7,799)
Net cash flow used in operating activities	(8,841)	(9,132)

INVESTING ACTIVITIES
Construction expenditures	(79,141)	(92,087)
Allowance for equity funds used during construction	1,978	1,843
Changes in money pool receivable - net	1,633	10,595
Other	(738)	(42)
Net cash flow used in investing activities	(76,268)	(79,691)

FINANCING ACTIVITIES
Changes in money pool payable - net	74,892	12,324
Dividends paid:
Preferred stock	(238)	(238)
Other	4,662	(50)
Net cash flow provided by financing activities	79,316	12,036

Net decrease in cash and cash equivalents	(5,793)	(76,787)
Cash and cash equivalents at beginning of period	6,096	76,834
Cash and cash equivalents at end of period	$303	$47

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$18,820	$15,036
Income taxes	$—	($15,087)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$13	$1,607
Temporary cash investments	290	4,489
Total cash and cash equivalents	303	6,096
Accounts receivable:
Customer	83,092	72,039
Allowance for doubtful accounts	(635)	(574)
Associated companies	39,490	45,081
Other	14,768	9,738
Accrued unbilled revenues	41,174	54,256
Total accounts receivable	177,889	180,540
Deferred fuel costs	18,627	32,444
Fuel inventory - at average cost	46,373	45,606
Materials and supplies - at average cost	42,957	42,571
Prepayments and other	8,120	7,041
TOTAL	294,269	314,298

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,588	4,592
Storm reserve escrow account	32,061	31,969
TOTAL	36,649	36,561

UTILITY PLANT
Electric	4,725,645	4,660,297
Property under capital lease	—	125
Construction work in progress	146,168	149,367
TOTAL UTILITY PLANT	4,871,813	4,809,789
Less - accumulated depreciation and amortization	1,711,157	1,681,306
UTILITY PLANT - NET	3,160,656	3,128,483

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	393,323	397,909
Other	5,679	2,124
TOTAL	399,002	400,033

TOTAL ASSETS	$3,890,576	$3,879,375

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$117,633	$55,689
Other	55,887	77,326
Customer deposits	83,574	83,654
Taxes accrued	26,599	82,843
Interest accrued	17,353	22,901
Current portion of unprotected excess accumulated deferred income taxes	162,140	—
Other	8,708	12,785
TOTAL	471,894	335,198

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	497,129	488,806
Accumulated deferred investment tax credits	8,827	8,867
Regulatory liability for income taxes - net	248,739	411,011
Asset retirement cost liabilities	9,348	9,219
Accumulated provisions	49,518	44,764
Pension and other postretirement liabilities	96,893	101,498
Long-term debt	1,270,399	1,270,122
Other	16,973	11,639
TOTAL	2,197,826	2,345,926

Commitments and Contingencies

Preferred stock without sinking fund	20,381	20,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2018 and 2017	199,326	199,326
Capital stock expense and other	167	167
Retained earnings	1,000,982	978,377
TOTAL	1,200,475	1,177,870

TOTAL LIABILITIES AND EQUITY	$3,890,576	$3,879,375

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$199,326	$167	$895,298	$1,094,791

Net income	—	—	17,158	17,158
Preferred stock dividends	—	—	(238)	(238)

Balance at March 31, 2017	$199,326	$167	$912,218	$1,111,711

Balance at December 31, 2017	$199,326	$167	$978,377	$1,177,870

Net income	—	—	22,843	22,843
Preferred stock dividends	—	—	(238)	(238)

Balance at March 31, 2018	$199,326	$167	$1,000,982	$1,200,475

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

			Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$148	$111	$37	33
Commercial	110	92	18	20
Industrial	43	36	7	19
Governmental	11	9	2	22
Total billed retail	312	248	64	26
Sales for resale:
Non-associated companies	2	5	(3)	(60)
Other	2	5	(3)	(60)
Total	$316	$258	$58	22

Billed Electric Energy Sales (GWh):
Residential	1,449	1,190	259	22
Commercial	1,100	1,062	38	4
Industrial	597	586	11	2
Governmental	99	98	1	1
Total retail	3,245	2,936	309	11
Sales for resale:
Non-associated companies	193	181	12	7
Total	3,438	3,117	321	10

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income remained relatively unchanged, decreasing by $0.1 million, because higher other operation and maintenance expenses and higher taxes other than income taxes were offset by higher net revenue and a lower effective income tax rate.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the first quarter 2018 to the first quarter 2017:

Amount
(In Millions)
2017 net revenue	$70.2
Volume/weather	3.6
Net gas revenue	2.2
Retail electric price	(2.6)
Other	1.6
2018 net revenue	$75.0

The volume/weather variance is primarily due to an increase of 128 GWh, or 10%, in billed electricity usage, including the effect of more favorable weather primarily on residential and commercial sales and a 1% increase in the average number of electric customers.

The net gas revenue variance is primarily due to the effect of more favorable weather on residential and commercial sales.

The retail electric price variance is primarily due to:

•
a decrease in the purchased power and capacity acquisition cost recovery rider primarily due to credits to customers as part of the Entergy New Orleans internal restructuring agreement in principle, effective with the first billing cycle of June 2017; and

•
a regulatory charge of $1.6 million recorded in the first quarter 2018 as a result of a filing made with the City Council in March 2018 proposing to return to customers the benefits of the reduction in income tax expense resulting from the enactment of the Tax Cuts and Jobs Act. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the credits associated with Entergy New Orleans’s internal restructuring and regulatory proceedings related to the enactment of the Tax Cuts and Jobs Act.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2.2 million in distribution expenses primarily due to an overall higher scope of work performed in 2018 compared to the same period in 2017 and higher vegetation maintenance costs;

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $1.2 million in energy efficiency costs; and

•	an increase of $1 million in fossil-fueled generation expenses primarily due to higher plant expenses at Power Block 1 of the Union Power Station in 2018 as compared to 2017.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes primarily due to higher electric and gas retail revenues in first quarter 2018 as compared to first quarter 2017.

Income Taxes

The effective income tax rate was 19.5% for the first quarter 2018. The difference in the effective income tax rate for the first quarter 2018 versus the federal statutory rate of 21% was primarily due to flow-through tax accounting and certain book and tax differences related to utility plant items, partially offset by state income taxes, the provision for uncertain tax positions, and a write-off of a stock-based compensation deferred tax asset.

The effective income tax rate was 36.4% for the first quarter 2017. The difference in the effective income tax rate for the first quarter 2017 versus the federal statutory rate of 35% was primarily due to state income taxes, certain book and tax differences related to utility plant items, and a write-off of a stock-based compensation deferred tax asset, partially offset by flow-through tax accounting.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in Form 10-K for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 2 to the financial statements herein and in the Form 10-K discusses proceedings commenced or other responses by Entergy’s regulators to the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$32,741	$103,068

Cash flow provided by (used in):
Operating activities	7,049	5,619
Investing activities	(31,573)	(40,751)
Financing activities	(6,857)	(11,868)
Net decrease in cash and cash equivalents	(31,381)	(47,000)

Cash and cash equivalents at end of period	$1,360	$56,068

Operating Activities

Net cash flow provided by operating activities increased $1.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the timing of collections from customers and the timing of payments to vendors, substantially offset by the timing of recovery of fuel and purchased power costs.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $9.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to money pool activity and a decrease of $8.6 million in storm spending. The decrease was partially offset by an increase of $13.3 million in fossil-fueled generation construction expenditures primarily due to higher spending on the New Orleans Power Station project in 2018 and an increase of $7.2 million in distribution construction expenditures primarily due to a higher scope of work performed in 2018 as compared to the same period in 2017, including investment in the reliability and infrastructure of Entergy New Orleans’s distribution system.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $12.3 million in 2018 compared to increasing $12.1 million in 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a decrease of $6 million in common equity distributions in 2018 as compared to 2017. Common equity distributions were lower in 2018 primarily as a result of the construction of the New Orleans Power Station, as discussed below, and in anticipation of the excess accumulated deferred income taxes to be returned to customers as a result of the enactment of the Tax Cuts and Jobs Act in December 2017. See Note 2 to the financial statements herein and in the Form 10-K for discussion of regulatory proceedings related to the enactment of the Tax Cuts and Jobs Act.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2018	December 31, 2017
Debt to capital	51.0%	51.3%
Effect of excluding securitization bonds	(4.7%)	(4.7%)
Debt to capital, excluding securitization bonds (a)	46.3%	46.6%
Effect of subtracting cash	(0.1%)	(2.4%)
Net debt to net capital, excluding securitization bonds (a)	46.2%	44.2%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, long-term debt, including the currently maturing portion, and the long-term payable due to an associated company.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because the securitization bonds are non-recourse to Entergy New Orleans, as more fully described in Note 5 to the financial statements in the Form 10-K. Entergy New Orleans also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy New Orleans’s receivables from the money pool were as follows:

March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
(In Thousands)
$432	$12,723	$26,315	$14,215

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2018. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of March 31, 2018, there were no cash borrowings and a $0.8 million letter of credit was outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2018, a $4.8 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

New Orleans Power Station

As discussed in the Form 10-K, in June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. In March 2018 the City Council adopted a resolution approving construction of the 128 MW unit. The targeted commercial operation date is January 2020, subject to receipt of all necessary permits. In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law.

Advanced Metering Infrastructure (AMI) Filings

As discussed in the Form 10-K, in February 2018 the City Council approved Entergy New Orleans’s application seeking a finding that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Deployment of the information technology infrastructure began in 2017 and deployment of the communications network is expected to begin later in 2018. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to explore the options for accelerating the deployment of AMI. Entergy New Orleans is required to report its findings to the City Council by June 2018.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Reliability Investigation

In August 2017 the City Council established a docket to investigate the reliability of the Entergy New Orleans distribution system and to consider implementing certain reliability standards and possible financial penalties for not meeting any such standards. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate within 30 days that it has been prudent in the management and maintenance of the reliability of its distribution system. The resolution also called for Entergy New Orleans to file a revised reliability plan addressing the current state of its distribution system and proposing remedial measures for increasing reliability. On April 30, 2018, Entergy New Orleans filed a motion to extend all deadlines in the proceeding by 30 days.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	2018	2017
	(In Thousands)
OPERATING REVENUES
Electric	$155,818	$142,345
Natural gas	32,457	26,644
TOTAL	188,275	168,989

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	23,739	30,075
Purchased power	83,156	68,359
Other operation and maintenance	28,299	22,291
Taxes other than income taxes	15,132	12,846
Depreciation and amortization	13,747	13,050
Other regulatory charges - net	6,333	385
TOTAL	170,406	147,006

OPERATING INCOME	17,869	21,983

OTHER INCOME
Allowance for equity funds used during construction	851	450
Interest and investment income	93	135
Miscellaneous - net	(337)	(123)
TOTAL	607	462

INTEREST EXPENSE
Interest expense	5,279	5,343
Allowance for borrowed funds used during construction	(314)	(158)
TOTAL	4,965	5,185

INCOME BEFORE INCOME TAXES	13,511	17,260

Income taxes	2,629	6,282

NET INCOME	10,882	10,978

Preferred dividend requirements and other	—	241

EARNINGS APPLICABLE TO COMMON EQUITY	$10,882	$10,737

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$10,882	$10,978
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	13,747	13,050
Deferred income taxes, investment tax credits, and non-current taxes accrued	17,909	7,102
Changes in assets and liabilities:
Receivables	3,378	(2,659)
Fuel inventory	951	1,798
Accounts payable	(7,973)	(11,920)
Prepaid taxes	(13,351)	(1,992)
Interest accrued	(81)	34
Deferred fuel costs	(11,309)	6,096
Other working capital accounts	(12,082)	(13,106)
Provisions for estimated losses	196	(655)
Other regulatory assets	7,226	300
Other regulatory liabilities	1,331	(934)
Pension and other postretirement liabilities	(3,686)	(3,915)
Other assets and liabilities	(89)	1,442
Net cash flow provided by operating activities	7,049	5,619

INVESTING ACTIVITIES
Construction expenditures	(41,105)	(26,079)
Allowance for equity funds used during construction	851	450
Changes in money pool receivable - net	12,291	(12,100)
Receipts from storm reserve escrow account	3	—
Payments to storm reserve escrow account	(232)	(110)
Changes in securitization account	(3,381)	(2,912)
Net cash flow used in investing activities	(31,573)	(40,751)

FINANCING ACTIVITIES
Dividends paid:
Common stock	(6,250)	(12,200)
Preferred stock	—	(241)
Other	(607)	573
Net cash flow used in financing activities	(6,857)	(11,868)

Net decrease in cash and cash equivalents	(31,381)	(47,000)
Cash and cash equivalents at beginning of period	32,741	103,068
Cash and cash equivalents at end of period	$1,360	$56,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$5,098	$5,043

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$26	$30
Temporary cash investments	1,334	32,711
Total cash and cash equivalents	1,360	32,741
Securitization recovery trust account	4,836	1,455
Accounts receivable:
Customer	51,744	51,006
Allowance for doubtful accounts	(3,072)	(3,057)
Associated companies	9,576	22,976
Other	10,051	6,471
Accrued unbilled revenues	14,066	20,638
Total accounts receivable	82,365	98,034
Deferred fuel costs	3,535	—
Fuel inventory - at average cost	939	1,890
Materials and supplies - at average cost	11,562	10,381
Prepaid taxes	39,830	26,479
Prepayments and other	18,794	8,030
TOTAL	163,221	179,010

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	79,775	79,546
Other	—	2,373
TOTAL	80,791	82,935

UTILITY PLANT
Electric	1,314,262	1,302,235
Natural gas	267,527	261,263
Construction work in progress	71,845	46,993
TOTAL UTILITY PLANT	1,653,634	1,610,491
Less - accumulated depreciation and amortization	643,737	631,178
UTILITY PLANT - NET	1,009,897	979,313

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $69,199 as of March 31, 2018 and $72,095 as of December 31, 2017)	244,207	251,433
Other	1,843	1,065
TOTAL	250,130	256,578

TOTAL ASSETS	$1,504,039	$1,497,836

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Payable due to associated company	$2,077	$2,077
Accounts payable:
Associated companies	43,119	47,472
Other	29,267	29,777
Customer deposits	28,727	28,442
Interest accrued	5,406	5,487
Deferred fuel costs	—	7,774
Current portion of unprotected excess accumulated deferred income taxes	27,857	—
Other	4,564	7,351
TOTAL CURRENT LIABILITIES	141,017	128,380

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	302,461	283,302
Accumulated deferred investment tax credits	2,296	2,323
Regulatory liability for income taxes - net	90,359	119,259
Asset retirement cost liabilities	3,128	3,076
Accumulated provisions	85,279	85,083
Pension and other postretirement liabilities	17,061	20,755
Long-term debt (includes securitization bonds of $74,480 as of March 31, 2018 and $74,419 as of December 31, 2017)	418,572	418,447
Long-term payable due to associated company	16,346	16,346
Other	7,340	5,317
TOTAL NON-CURRENT LIABILITIES	942,842	953,908

Commitments and Contingencies

EQUITY
Member's equity	420,180	415,548
TOTAL	420,180	415,548

TOTAL LIABILITIES AND EQUITY	$1,504,039	$1,497,836

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

Member’s Equity
(In Thousands)

Balance at December 31, 2016	$426,946

Net income	10,978
Common equity distributions	(12,200)
Preferred stock dividends	(241)

Balance at March 31, 2017	$425,483

Balance at December 31, 2017	$415,548

Net income	10,882
Common equity distributions	(6,250)

Balance at March 31, 2018	$420,180

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

			Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$65	$53	$12	23
Commercial	54	54	—	—
Industrial	8	8	—	—
Governmental	18	18	—	—
Total billed retail	145	133	12	9
Sales for resale:
Non associated companies	13	9	4	44
Other	(2)	—	(2)	—
Total	$156	$142	$14	10

Billed Electric Energy Sales (GWh):
Residential	577	456	121	27
Commercial	524	515	9	2
Industrial	99	98	1	1
Governmental	181	184	(3)	(2)
Total retail	1,381	1,253	128	10
Sales for resale:
Non-associated companies	627	507	120	24
Total	2,008	1,760	248	14

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $6.5 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher depreciation and amortization expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the first quarter 2018 to the first quarter 2017:

Amount
(In Millions)
2017 net revenue	$140.3
Retail electric price	6.0
Volume/weather	5.0
Net wholesale revenue	(6.0)
Other	(0.4)
2018 net revenue	$144.9

The retail electric price variance is primarily due to increases in the transmission cost recovery factor rider rate in March 2017 and the distribution cost recovery factor rider in September 2017, each as approved by the PUCT. See Note 2 to the financial statements in the Form 10-K for further discussion of the transmission cost recovery factor rider and the distribution cost recovery factor rider filings.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales, an increase in residential and commercial usage resulting from a 1% increase in the average number of residential customers and a 3% increase in the average number of commercial customers, and an increase in industrial usage. The increase was partially offset by decreased usage during the unbilled sales period. The increase in industrial usage is primarily due to an increase in demand for mid-size to small customers.

The net wholesale revenue variance is primarily due to increased purchased power capacity costs.

Other Income Statement Variances

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rate was 22.2% for the first quarter 2018. The difference in the effective income tax rate for the first quarter 2018 versus the federal statutory rate of 21% was primarily due to a write-off of a stock-based compensation deferred tax asset in 2018 and state income taxes, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The effective income tax rate was 43.2% for the first quarter 2017. The difference in the effective income tax rate for the first quarter 2017 versus the federal statutory rate of 35% was primarily due to a write-off of a stock-based compensation deferred tax asset in 2017 and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 2 to the financial statements herein and in the Form 10-K contains discussions of proceedings commenced or other responses by Entergy’s regulators to the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$115,513	$6,181

Cash flow provided by (used in):
Operating activities	1,048	59,580
Investing activities	(52,129)	(69,587)
Financing activities	(25,456)	3,914
Net decrease in cash and cash equivalents	(76,537)	(6,093)

Cash and cash equivalents at end of period	$38,976	$88

Operating Activities

Net cash flow provided by operating activities decreased $58.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the timing of recovery of fuel and purchased power costs.

Investing Activities

Net cash flow used in investing activities decreased $17.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to money pool activity and cash collateral of $14 million posted in March 2017 to support Entergy Texas’s obligations to MISO. The decrease was partially offset by:

•	an increase of $17.5 million in fossil-fueled generation construction expenditures primarily due to increased spending on the Lewis Creek Dam restoration project; and

•	an increase of $6.6 million in transmission construction expenditures primarily due to a higher scope of work performed in 2018 as compared to the same period in 2017.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $32.3 million for the three months ended March 31, 2018 compared to

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

decreasing by $0.7 million for the three months ended March 31, 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Texas’s financing activities used $25.5 million of cash for the three months ended March 31, 2018 compared to providing $3.9 million of cash for the three months ended March 31, 2017 primarily due to money pool activity. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $28.9 million for the three months ended March 31, 2017.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2018	December 31, 2017
Debt to capital	55.0%	55.7%
Effect of excluding the securitization bonds	(6.0%)	(6.3%)
Debt to capital, excluding securitization bonds (a)	49.0%	49.4%
Effect of subtracting cash	(0.8%)	(2.5%)
Net debt to net capital, excluding securitization bonds (a)	48.2%	46.9%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
(In Thousands)
$12,590	$44,903	($28,941)	$681

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in August 2022.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of March 31, 2018, there were no cash borrowings and $24.4 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2018, a $25.6 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in July 2015 certain parties filed briefs in an open PUCT proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. The pending appeals did not stay the PUCT’s decision, and Entergy Texas refunded to customers the $10.9 million over a four-month period beginning with the first billing cycle of July 2016. The federal appeal of the PUCT’s January 2016 decision was heard in December 2016, and the Federal District Court granted Entergy Texas’s requested relief. In January 2017 the PUCT and an intervenor filed petitions for appeal to the U.S. Court of Appeals for the Fifth Circuit of the Federal District Court ruling. Oral argument was held before the U.S. Court of Appeals for the Fifth Circuit in February 2018. In April 2018 the U.S. Court of Appeals for the Fifth Circuit reversed the decision of the Federal District Court, reinstating the original PUCT decision. Entergy Texas is considering its legal options. The State District Court appeal of the PUCT’s January 2016 decision remains pending.

In December 2017, Entergy Texas filed an application for a fuel refund of approximately $30.5 million for the months of May 2017 through October 2017. Also in December 2017, the PUCT’s ALJ approved the refund on an interim basis. For most customers, the refunds flowed through bills beginning January 2018 and continued through March 2018. The fuel refund was approved by the PUCT in March 2018.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of new accounting pronouncements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	2018	2017
	(In Thousands)
OPERATING REVENUES
Electric	$348,940	$363,927

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	18,706	58,013
Purchased power	159,692	150,384
Other operation and maintenance	52,674	54,128
Taxes other than income taxes	20,403	19,444
Depreciation and amortization	30,766	28,111
Other regulatory charges - net	25,617	15,227
TOTAL	307,858	325,307

OPERATING INCOME	41,082	38,620

OTHER INCOME
Allowance for equity funds used during construction	1,661	1,281
Interest and investment income	555	201
Miscellaneous - net	113	40
TOTAL	2,329	1,522

INTEREST EXPENSE
Interest expense	22,051	21,808
Allowance for borrowed funds used during construction	(938)	(761)
TOTAL	21,113	21,047

INCOME BEFORE INCOME TAXES	22,298	19,095

Income taxes	4,948	8,241

NET INCOME	$17,350	$10,854

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$17,350	$10,854
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	30,766	28,111
Deferred income taxes, investment tax credits, and non-current taxes accrued	(21,607)	(25,678)
Changes in assets and liabilities:
Receivables	9,190	(683)
Fuel inventory	(134)	4,581
Accounts payable	(24,653)	(1,150)
Taxes accrued	3,981	16,110
Interest accrued	(5,575)	(6,816)
Deferred fuel costs	(28,626)	20,375
Other working capital accounts	4,788	1,422
Provisions for estimated losses	(208)	663
Other regulatory assets	20,497	23,762
Other regulatory liabilities	5,145	(2,498)
Pension and other postretirement liabilities	(6,851)	(5,814)
Other assets and liabilities	(3,015)	(3,659)
Net cash flow provided by operating activities	1,048	59,580

INVESTING ACTIVITIES
Construction expenditures	(94,123)	(68,765)
Allowance for equity funds used during construction	1,696	1,320
Increase in other investments	—	(14,000)
Changes in money pool receivable - net	32,313	681
Changes in securitization account	7,985	11,177
Net cash flow used in investing activities	(52,129)	(69,587)

FINANCING ACTIVITIES
Retirement of long-term debt	(24,977)	(24,188)
Change in money pool payable - net	—	28,941
Other	(479)	(839)
Net cash flow provided by (used in) financing activities	(25,456)	3,914

Net decrease in cash and cash equivalents	(76,537)	(6,093)
Cash and cash equivalents at beginning of period	115,513	6,181
Cash and cash equivalents at end of period	$38,976	$88

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$26,939	$27,986
Income taxes	($1,624)	($3,446)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$32
Temporary cash investments	38,950	115,481
Total cash and cash equivalents	38,976	115,513
Securitization recovery trust account	29,698	37,683
Accounts receivable:
Customer	63,979	74,382
Allowance for doubtful accounts	(422)	(463)
Associated companies	68,569	90,629
Other	7,450	9,831
Accrued unbilled revenues	43,982	50,682
Total accounts receivable	183,558	225,061
Fuel inventory - at average cost	42,865	42,731
Materials and supplies - at average cost	39,294	38,605
Prepayments and other	13,502	19,710
TOTAL	347,893	479,303

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	481	457
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,454	19,235
TOTAL	20,311	20,068

UTILITY PLANT
Electric	4,614,489	4,569,295
Construction work in progress	122,764	102,088
TOTAL UTILITY PLANT	4,737,253	4,671,383
Less - accumulated depreciation and amortization	1,603,585	1,579,387
UTILITY PLANT - NET	3,133,668	3,091,996

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $295,062 as of March 31, 2018 and $313,123 as of December 31, 2017)	640,901	661,398
Other	28,731	26,973
TOTAL	669,632	688,371

TOTAL ASSETS	$4,171,504	$4,279,738

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$500,000	$—
Accounts payable:
Associated companies	51,454	59,347
Other	87,369	126,095
Customer deposits	41,395	40,925
Taxes accrued	49,640	45,659
Interest accrued	19,981	25,556
Deferred fuel costs	38,675	67,301
Current portion of unprotected excess accumulated deferred income taxes	41,325	—
Other	6,926	8,132
TOTAL	836,765	373,015

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	522,688	544,642
Accumulated deferred investment tax credits	11,790	11,983
Regulatory liability for income taxes - net	372,230	412,620
Other regulatory liabilities	11,060	6,850
Asset retirement cost liabilities	6,930	6,835
Accumulated provisions	9,907	10,115
Pension and other postretirement liabilities	11,008	17,853
Long-term debt (includes securitization bonds of $333,233 as of March 31, 2018 and $358,104 as of December 31, 2017)	1,062,555	1,587,150
Other	49,054	48,508
TOTAL	2,057,222	2,646,556

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2018 and 2017	49,452	49,452
Paid-in capital	596,994	596,994
Retained earnings	631,071	613,721
TOTAL	1,277,517	1,260,167

TOTAL LIABILITIES AND EQUITY	$4,171,504	$4,279,738

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$49,452	$481,994	$537,548	$1,068,994

Net income	—	—	10,854	10,854

Balance at March 31, 2017	$49,452	$481,994	$548,402	$1,079,848

Balance at December 31, 2017	$49,452	$596,994	$613,721	$1,260,167

Net income	—	—	17,350	17,350

Balance at March 31, 2018	$49,452	$596,994	$631,071	$1,277,517

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

			Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$148	$137	$11	8
Commercial	85	90	(5)	(6)
Industrial	83	100	(17)	(17)
Governmental	6	6	—	—
Total billed retail	322	333	(11)	(3)
Sales for resale:
Associated companies	13	13	—	—
Non-associated companies	10	5	5	100
Other	4	13	(9)	(69)
Total	$349	$364	($15)	(4)

Billed Electric Energy Sales (GWh):
Residential	1,474	1,213	261	22
Commercial	1,083	1,006	77	8
Industrial	1,832	1,790	42	2
Governmental	70	63	7	11
Total retail	4,459	4,072	387	10
Sales for resale:
Associated companies	366	338	28	8
Non-associated companies	194	77	117	152
Total	5,019	4,487	532	12

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

Net income increased $2 million primarily due to a lower effective income tax rate, partially offset by lower operating revenue resulting from lower rate base as compared to the prior year.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 2 to the financial statements herein and in the Form 10-K contains discussions of proceedings commenced or other responses by Entergy’s regulators to the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$287,187	$245,863

Cash flow provided by (used in):
Operating activities	65,371	65,776
Investing activities	(85,956)	(65,068)
Financing activities	12,097	(6,163)
Net decrease in cash and cash equivalents	(8,488)	(5,455)

Cash and cash equivalents at end of period	$278,699	$240,408

Operating Activities

Net cash flow provided by operating activities remained relatively unchanged, decreasing by $0.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $20.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase of $112.7 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle and an increase of $17.6 million in nuclear construction expenditures primarily as a result of a higher scope of work performed in 2018 on Grand Gulf outage projects. The increase was partially offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $21.5 million for the three months ended March 31, 2018 compared to increasing by $80.7 million for the three months ended March 31, 2017.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities provided $12.1 million of cash for the three months ended March 31, 2018 compared to using $6.2 million of cash for the three months ended March 31, 2017 primarily due to the following activity:

•	the issuance in March 2018 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity;

•	the payment in February 2017, at maturity, of $50 million of the System Energy nuclear fuel company variable interest entity’s 4.02% Series H notes;

•	common stock dividends and distributions of $63.2 million in first quarter 2018 in order to maintain the targeted capital structure;

•	net repayments of long-term borrowings of $50 million in 2018 on the nuclear fuel company variable interest entity’s credit facility; and

•
net short-term borrowings of $25.3 million in the three months ended March 31, 2018 compared to net short-term borrowings of $43.9 million in the three months ended March 31, 2017 on the nuclear fuel company variable interest entity’s credit facility.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for System Energy is primarily due to the issuance in March 2018 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity.

	March 31, 2018	December 31, 2017
Debt to capital	49.0%	44.5%
Effect of subtracting cash	(13.7%)	(16.0%)
Net debt to net capital	35.3%	28.5%

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

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

System Energy’s receivables from the money pool were as follows:

March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
(In Thousands)
$90,136	$111,667	$114,553	$33,809

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in May 2019. As of March 31, 2018, $43.2 million in letters of credit to support a like amount of commercial paper issued were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	2018	2017
	(In Thousands)
OPERATING REVENUES
Electric	$148,443	$154,787

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	28,425	15,334
Nuclear refueling outage expenses	3,972	4,773
Other operation and maintenance	45,339	47,463
Decommissioning	8,457	13,232
Taxes other than income taxes	7,097	6,424
Depreciation and amortization	33,321	35,441
Other regulatory credits - net	(9,109)	(10,362)
TOTAL	117,502	112,305

OPERATING INCOME	30,941	42,482

OTHER INCOME
Allowance for equity funds used during construction	2,100	1,094
Interest and investment income	6,886	4,674
Miscellaneous - net	(1,176)	(1,066)
TOTAL	7,810	4,702

INTEREST EXPENSE
Interest expense	9,325	9,119
Allowance for borrowed funds used during construction	(532)	(267)
TOTAL	8,793	8,852

INCOME BEFORE INCOME TAXES	29,958	38,332

Income taxes	7,650	17,985

NET INCOME	$22,308	$20,347

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$22,308	$20,347
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	66,323	61,562
Deferred income taxes, investment tax credits, and non-current taxes accrued	7,929	18,293
Changes in assets and liabilities:
Receivables	5,883	13,953
Accounts payable	(9,632)	(3,008)
Prepaid taxes and taxes accrued	(15,033)	(15,032)
Interest accrued	736	295
Other working capital accounts	(5,874)	(1,111)
Other regulatory assets	(1,960)	(1,571)
Other regulatory liabilities	(18,988)	23,401
Pension and other postretirement liabilities	(3,537)	(4,187)
Other assets and liabilities	17,216	(47,166)
Net cash flow provided by operating activities	65,371	65,776

INVESTING ACTIVITIES
Construction expenditures	(30,707)	(14,096)
Allowance for equity funds used during construction	2,100	1,094
Nuclear fuel purchases	(74,257)	(21,765)
Proceeds from the sale of nuclear fuel	—	60,188
Proceeds from nuclear decommissioning trust fund sales	54,210	75,787
Investment in nuclear decommissioning trust funds	(58,833)	(85,532)
Changes in money pool receivable - net	21,531	(80,744)
Net cash flow used in investing activities	(85,956)	(65,068)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	100,000	—
Retirement of long-term debt	(50,002)	(50,001)
Changes in short-term borrowings - net	25,339	43,851
Common stock dividends and distributions	(63,240)	—
Other	—	(13)
Net cash flow provided by (used in) financing activities	12,097	(6,163)

Net decrease in cash and cash equivalents	(8,488)	(5,455)
Cash and cash equivalents at beginning of period	287,187	245,863
Cash and cash equivalents at end of period	$278,699	$240,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$8,592	$8,593

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$47	$78
Temporary cash investments	278,652	287,109
Total cash and cash equivalents	278,699	287,187
Accounts receivable:
Associated companies	142,321	170,149
Other	6,940	6,526
Total accounts receivable	149,261	176,675
Materials and supplies - at average cost	89,431	88,424
Deferred nuclear refueling outage costs	9,668	7,908
Prepayments and other	5,596	2,489
TOTAL	532,655	562,683

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	896,219	905,686
TOTAL	896,219	905,686

UTILITY PLANT
Electric	4,331,713	4,327,849
Property under capital lease	588,281	588,281
Construction work in progress	100,467	69,937
Nuclear fuel	248,372	207,513
TOTAL UTILITY PLANT	5,268,833	5,193,580
Less - accumulated depreciation and amortization	3,203,002	3,175,018
UTILITY PLANT - NET	2,065,831	2,018,562

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	446,287	444,327
Other	11,363	7,629
TOTAL	457,650	451,956

TOTAL ASSETS	$3,952,355	$3,938,887

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$85,005	$85,004
Short-term borrowings	43,170	17,830
Accounts payable:
Associated companies	6,189	16,878
Other	65,448	62,868
Taxes accrued	31,551	46,584
Interest accrued	14,125	13,389
Current portion of unprotected excess accumulated deferred income taxes	76,442	—
Other	2,437	2,434
TOTAL	324,367	244,987

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	785,726	776,420
Accumulated deferred investment tax credits	39,087	39,406
Regulatory liability for income taxes - net	167,518	246,122
Other regulatory liabilities	439,165	455,991
Decommissioning	870,120	861,664
Pension and other postretirement liabilities	118,337	121,874
Long-term debt	516,577	466,484
Other	21,581	15,130
TOTAL	2,958,111	2,983,091

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2018 and 2017	601,850	658,350
Retained earnings	68,027	52,459
TOTAL	669,877	710,809

TOTAL LIABILITIES AND EQUITY	$3,952,355	$3,938,887

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$679,350	$59,473	$738,823

Net income	—	20,347	20,347

Balance at March 31, 2017	$679,350	$79,820	$759,170

Balance at December 31, 2017	$658,350	$52,459	$710,809

Net income	—	22,308	22,308
Common stock dividends and distributions	(56,500)	(6,740)	(63,240)

Balance at March 31, 2018	$601,850	$68,027	$669,877

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

1/01/2018-1/31/2018	—	$—	—	$350,052,918
2/01/2018-2/28/2018	—	$—	—	$350,052,918
3/01/2018-3/31/2018	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2018, Entergy withheld 71,229 shares of its common stock at $76.83 per share, 43,698 shares of its common stock at $78.29 per share, and 16,691 shares of its common stock at $78.51 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

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

In March 2018 filings with the NRC were made for certain Entergy subsidiaries’ nuclear plants reporting on decommissioning funding.  Those reports showed that decommissioning funding for each of those nuclear plants met the NRC’s financial assurance requirements.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Ozone Nonattainment

As discussed in the Form 10-K, the Houston-Galveston-Brazoria area was originally classified as “moderate” nonattainment under the 1997 8-hour ozone standard with an attainment date of June 15, 2010.  In April 2015 the EPA revoked the 1997 ozone national ambient air quality standards (NAAQS), and in May 2016 the EPA issued a proposed rule approving a substitute for the Houston-Galveston-Brazoria area. This redesignation indicates that the area has attained the revoked 1997 8-hour ozone NAAQS due to permanent and enforceable emission reductions and that it will maintain that NAAQS for 10 years from the date of the approval. Final approval, which was effective in December 2016, resulted in the area no longer being subject to any remaining anti-backsliding or non-attainment new source review requirements associated with the revoked 1997 NAAQS. In February 2018 the U.S. Court of Appeals for the D.C. Circuit opined that the EPA violated the Clean Air Act by revoking the 1997 standard and by creating the process that allowed states to avoid certain “anti-backsliding” provisions of the Act. The EPA has not stated whether it will request additional review of this decision or what actions it will take to review further the 1997 designations.

Coal Combustion Residuals

As discussed in the Form 10-K, in December 2016 the Water Infrastructure Improvements for the Nation Act (WIIN Act) was signed into law, which authorizes states to regulate coal ash rather than leaving primary enforcement to citizen suit actions. States may submit to the EPA proposals for a permit program. In September 2017 the EPA agreed to reconsider certain provisions of the CCR (coal combustion residuals) rule in light of the WIIN Act. In March 2018 the EPA published its proposed revisions to the CCR rule with comments due at the end of April 2018.

Amendments to Articles of Incorporation

Entergy Arkansas

On May 1, 2018, Entergy Arkansas adopted the Third Amended and Restated Articles of Incorporation to amend its Second Amended and Restated Articles of Incorporation to correct certain typographical errors contained in such Second Amended and Restated Articles of Incorporation. The Articles of Amendment and Restatement for the Third Amended and Restated Articles of Incorporation of Entergy Arkansas are included in this filing as Exhibit 3(a).

Entergy Mississippi

On May 1, 2018, Entergy Mississippi adopted the Third Amended and Restated Articles of Incorporation to amend its Second Amended and Restated Articles of Incorporation (i) to correct certain typographical errors contained in such Second Amended and Restated Articles of Incorporation and (ii) to delete all provisions relating to the 6.25% Preferred Stock, Cumulative, $25 Par Value, as it has redeemed all shares of such series of preferred stock. Such Third Amended and Restated Articles of Incorporation are included in this filing as Exhibit 3(b).

Earnings Ratios (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended					Three Months Ended
	December 31,					March 31,
	2013	2014	2015	2016	2017	2018
Entergy Arkansas	3.62	3.08	2.04	3.32	2.87	2.50
Entergy Louisiana	3.30	3.44	3.36	3.57	3.85	2.86
Entergy Mississippi	3.19	3.23	3.59	3.96	4.49	3.08
Entergy New Orleans	1.85	3.55	4.90	4.61	4.50	3.44
Entergy Texas	1.94	2.39	2.22	2.92	2.41	2.00
System Energy	5.66	4.04	4.53	5.39	4.91	4.14

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended					Three Months Ended
	December 31,					March 31,
	2013	2014	2015	2016	2017	2018
Entergy Arkansas	3.25	2.76	1.85	3.09	2.81	2.46
Entergy Louisiana	3.14	3.28	3.24	3.57	3.85	2.86
Entergy Mississippi	2.97	3.00	3.34	3.71	4.36	3.01
Entergy New Orleans	1.70	3.26	4.50	4.30	4.24	3.44

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits

*3(a) -	Articles of Amendment and Restatement for the Third Amended and Restated Articles of Incorporation of Entergy Arkansas effective May 1, 2018.

*3(b) -	Third Amended and Restated Articles of Incorporation of Entergy Mississippi effective May 1, 2018.

4(a) -	Eighty-ninth Supplemental Indenture, dated as of March 1, 2018, to Entergy Louisiana Mortgage and Deed of Trust, dated as of April 1, 1944 (4.43 to Form 8-K filed March 23, 2018 in 1-32718).

4(b) -	Eighty-ninth Supplemental Indenture, dated as of March 1, 2018, to Entergy Louisiana Indenture of Mortgage, dated September 1, 1926 (4.42 to Form 8-K filed March 23, 2018 in 1-32718).

4(c) -	Ninth Supplemental Indenture, dated as of March 1, 2018, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4.41 to Form 8-K filed March 23, 2018 in 1-32718).

4(d) -
Officer’s Certificate No. 10-B-8, dated March 20, 2018, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, LLC, dated as of November 1, 2015 (4.40 to Form 8-K filed March 23, 2018 in 1-32718).

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

ENTERGY CORPORATION ENTERGY ARKANSAS, INC. ENTERGY LOUISIANA, LLC ENTERGY MISSISSIPPI, INC. ENTERGY NEW ORLEANS, LLC ENTERGY TEXAS, INC. SYSTEM ENERGY RESOURCES, INC.

/s/ Alyson M. Mount
Alyson M. Mount Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:    May 4, 2018