Form 10-Q
period 2018-06-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES, INC; ENTERGY ARKANSAS INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, LLC
filed 2018-08-07
CIK 65984, 202584, 7323, 66901, 1348952, 1427437, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on Entergy’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at July 31, 2018
Entergy Corporation	($0.01 par value)	180,855,032

Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10‑K for the calendar year ended December 31, 2017 and the Quarterly Report for Form 10-Q for the quarter ended March 31, 2018, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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

•
the effects of changes in federal, state or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, trade/tariff, or energy policies;

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

Results of Operations

Second Quarter 2018 Compared to Second Quarter 2017

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the second quarter 2018 to the second quarter 2017 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2nd Quarter 2017 Consolidated Net Income (Loss)	$246,382	$223,886	($56,900)	$413,368

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(179,032)	22,121	(2)	(156,913)
Other operation and maintenance	31,127	8,895	5,114	45,136
Asset write-offs, impairments, and related charges	—	(124,628)	—	(124,628)
Taxes other than income taxes	1,796	3,465	22	5,283
Depreciation and amortization	13,564	(13,350)	(57)	157
Other income	(11,092)	(3,715)	(1,151)	(15,958)
Interest expense	5,208	2,410	7,174	14,792
Other expenses	(2,656)	(2,963)	—	(5,619)
Income taxes	(371,175)	424,800	2,891	56,516

2nd Quarter 2018 Consolidated Net Income (Loss)	$378,394	($56,337)	($73,197)	$248,860

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Second quarter 2018 results of operations includes impairment charges of $69 million ($54 million net-of-tax) due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and a $52 million income tax benefit recognized by Entergy Louisiana, as a result of the settlement of the 2012-2013 IRS audit, associated with the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 10 to the financial statements herein for discussion of the IRS audit settlement.

Second quarter 2017 results of operations include a reduction of income tax expense, net of unrecognized tax benefits, of $373 million as a result of a change in the tax classification of legal entities that own Entergy Wholesale Commodities nuclear power plants and $194 million ($126 million net-of-tax) of impairment charges due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax elections and “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the second quarter 2018 to the second quarter 2017:

Amount
(In Millions)
2017 net revenue	$1,549
Return of unprotected excess accumulated deferred income taxes to customers	(278)
Grand Gulf recovery	(17)
Retail electric price	(2)
Volume/weather	101
Other	17
2018 net revenue	$1,370

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and System Energy in response to the enactment of the Tax Cuts and Jobs Act.  There is no effect on net income as the reductions in net revenue were offset by reductions in income tax expense.  Entergy New Orleans will begin returning its unprotected excess accumulated deferred income taxes in the third quarter 2018 and Entergy Texas’s proposal for the return of its unprotected excess accumulated deferred income taxes is pending.  See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The Grand Gulf recovery variance is primarily due to recovery of lower operating costs.

The retail electric price variance is primarily due to regulatory charges recorded in the second quarter 2018 to reflect the effects of regulatory agreements to return the benefits of the lower income tax rate in 2018 to customers in Louisiana and New Orleans. The decrease was substantially offset by the following:

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase in formula rate plan rates effective with the first billing cycle of January 2018 at Entergy Arkansas, as approved by the APSC;

•	higher storm damage rider revenues at Entergy Mississippi;

•	an increase in energy efficiency revenues; and

•	increases in the distribution cost recovery factor rider rate in September 2017 at Entergy Texas, as approved by the PUCT.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to an increase of 479 GWh, or 2%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and the effect of more favorable weather during the unbilled sales period.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the second quarter 2018 to the second quarter 2017:

Amount
(In Millions)
2017 net revenue	$250
Nuclear volume	61
Nuclear realized price changes	(38)
Other	(1)
2018 net revenue	$272

As shown in the table above, net revenue for Entergy Wholesale Commodities increased by $22 million in the second quarter 2018 as compared to the second quarter 2017 primarily due to higher volume in the Entergy Wholesale Commodities nuclear fleet resulting from fewer refueling outage days in the second quarter 2018 as compared to the second quarter 2017. The increase was partially offset by lower realized wholesale energy prices and the effect of rising forward power prices on electricity derivative instruments that are not designated as hedging instruments, partially offset by higher capacity prices.

Following are key performance measures for Entergy Wholesale Commodities for the second quarter 2018 and 2017:

	2018	2017
Owned capacity (MW)	3,962	3,962
GWh billed	7,281	6,019

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	86%	59%
GWh billed	6,713	5,393
Average energy and capacity revenue per MWh	$41.82	$51.76
Refueling outage days:
Indian Point 2	20	—
Indian Point 3	—	47
Pilgrim	—	43
Palisades	—	27

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $598 million for the second quarter 2017 to $629 million for the second quarter 2018 primarily due to:

•	an increase of $17 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed during outages in second quarter 2018 as compared to second quarter 2017;

•	an increase of $5 million in energy efficiency costs; and

•	an increase of $5 million in storm damage provisions, primarily at Entergy Mississippi. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of storm cost recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income decreased primarily due to changes in decommissioning trust fund investment activity, including portfolio rebalancing of certain of the decommissioning trust funds in the second quarter 2017. The decrease was partially offset by an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2018, which included the St. Charles Power Station project.

Entergy Wholesale Commodities

The asset write-offs, impairments, and related charges variance is primarily due to impairment charges of $69 million ($54 million net-of-tax) in the second quarter 2018 compared to impairment charges of $194 million ($126 million net-of-tax) in the second quarter 2017. The impairment charges are due to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. The decrease in impairment charges in second quarter 2018 is primarily due to Palisades expenditures incurred after September 30, 2017 no longer being charged to expense as incurred but recorded as assets and depreciated or amortized and the timing of nuclear refueling outage spending at the remaining impaired Entergy Wholesale Commodities nuclear plants. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 14 to the financial statements in the Form 10-K for a discussion of impairment of long-lived assets.

Depreciation and amortization expenses decreased primarily due to the decision in the third quarter 2017 to continue operating Palisades until May 31, 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for a discussion of the planned shutdown of Palisades.

Income Taxes

The effective income tax rate was 884.2% for the second quarter 2018. The difference in the effective income tax rate for the second quarter 2018 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes and an IRS audit settlement for the 2012-2013 tax returns. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for a discussion of the IRS audit settlement.

The effective income tax rate was (442.1%) for the second quarter 2017. The difference in the effective income tax rate for the second quarter 2017 versus the federal statutory rate of 35% was primarily due to a change in the tax

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

classification of legal entities that own Entergy Wholesale Commodities nuclear power plants, which resulted in both permanent and temporary differences under the income tax accounting standards. See Note 3 to the financial statements in the Form 10-K for further discussion of the change in tax classification.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the six months ended June 30, 2018 to the six months ended June 30, 2017 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2017 Consolidated Net Income (Loss)	$414,005	$196,689	($111,274)	$499,420

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(123,626)	(90,167)	(12)	(213,805)
Other operation and maintenance	61,999	(85,218)	5,081	(18,138)
Asset write-offs, impairments, and related charges	—	(263,495)	—	(263,495)
Taxes other than income taxes	17,089	(3,112)	172	14,149
Depreciation and amortization	27,672	(27,794)	—	(122)
Gain on sale of assets	—	(16,270)	—	(16,270)
Other income	458	(61,088)	(1,839)	(62,469)
Interest expense	7,192	4,232	10,979	22,403
Other expenses	(2,005)	(23,392)	—	(25,397)
Income taxes	(417,443)	502,059	7,801	92,417

2018 Consolidated Net Income (Loss)	$596,333	($74,116)	($137,158)	$385,059

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Results of operations for the six months ended June 30, 2018 include impairment charges of $142 million ($112 million net-of-tax) due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and a $52 million income tax benefit recognized by Entergy Louisiana, as a result of the settlement of the 2012-2013 IRS audit, associated with the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 10 to the financial statements herein for discussion of the IRS audit settlement.

Results of operations for the six months ended June 30, 2017 include impairment charges of $405 million ($263 million net-of-tax) due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and a reduction of income tax expense, net of unrecognized tax benefits, of $373 million as a result of a change in the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

tax classification of legal entities that own Entergy Wholesale Commodities nuclear power plants. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and Note 3 to the financial statements in the Form 10-K for additional discussion of the tax elections.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2018 to the six months ended June 30, 2017:

Amount
(In Millions)
2017 net revenue	$2,954
Return of unprotected excess accumulated deferred income taxes to customers	(278)
Grand Gulf recovery	(35)
Retail electric price	5
Volume/weather	159
Other	25
2018 net revenue	$2,830

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and System Energy in response to the enactment of the Tax Cuts and Jobs Act.  There is no effect on net income as the reductions in net revenue were offset by reductions in income tax expense.  Entergy New Orleans will begin returning its unprotected excess accumulated deferred income taxes in the third quarter 2018 and Entergy Texas’s proposal for the return of its unprotected excess accumulated deferred income taxes is pending.  See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The Grand Gulf recovery variance is primarily due to recovery of lower operating costs.

The retail electric price variance is primarily due to:

•	an increase in formula rate plan rates effective with the first billing cycle of January 2018 at Entergy Arkansas, as approved by the APSC;

•	an increase in energy efficiency revenues;

•	higher storm damage rider revenues at Entergy Mississippi; and

•	increases in the distribution cost recovery factor rider rate in September 2017 at Entergy Texas, as approved by the PUCT.

The increase was partially offset by regulatory charges recorded in 2018 to reflect the effects of regulatory agreements to return the benefits of the lower income tax rate in 2018 to customers in Louisiana and New Orleans. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to an increase of 2,725 GWh, or 5%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily due to a new customer in the primary metals industry.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2018 to the six months ended June 30, 2017:

Amount
(In Millions)
2017 net revenue	$744
FitzPatrick reimbursement agreement	(98)
Nuclear realized price changes	(11)
Nuclear volume	35
Other	(16)
2018 net revenue	$654

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $90 million in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to:

•
a decrease resulting from the reimbursement agreement with Exelon pursuant to which Exelon reimbursed Entergy in the first quarter 2017 for specified out-of-pocket costs associated with preparing for the refueling and operation of FitzPatrick that otherwise would have been avoided had Entergy shut down FitzPatrick in January 2017. Revenues received from Exelon under the reimbursement agreement were offset by other operation and maintenance expenses and taxes other than income taxes and had no effect on net income. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of FitzPatrick and the reimbursement agreement with Exelon; and

•	lower realized wholesale energy prices, partially offset by higher capacity prices.

The decrease was partially offset by higher volume in the Entergy Wholesale Commodities nuclear fleet resulting from fewer refueling outage days, partially offset by a larger exercise of resupply options, in the six months ended June 30, 2017, provided for in purchase power agreements where Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running.

Following are key performance measures for Entergy Wholesale Commodities for the six months ended June 30, 2018 and 2017:

	2018	2017
Owned capacity (MW)	3,962	3,962
GWh billed	14,277	14,382

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	85%	71%
GWh billed	13,121	13,228
Average energy and capacity revenue per MWh	$49.21	$53.79
Refueling outage days:
FitzPatrick	—	42
Indian Point 2	33	—
Indian Point 3	—	66
Pilgrim	—	43
Palisades	—	27

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,155 million for the six months ended June 30, 2017 to $1,217 million for the six months ended June 30, 2018 primarily due to:

•	an increase of $23 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed during outages in 2018 as compared to 2017;

•
an increase of $13 million in nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2018 as compared to the same period in 2017 and higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals;

•	an increase of $13 million in energy efficiency costs;

•	an increase of $12 million in storm damage provisions, primarily at Entergy Mississippi. See Note 2 to the financial statements herein and in the Form 10-K for discussion of storm cost recovery; and

•	an increase of $8 million in vegetation maintenance costs.

The increase was partially offset by higher nuclear insurance refunds of $15 million.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes, local franchise taxes, and payroll taxes. Ad valorem taxes increased primarily due to higher assessments. Local franchise taxes increased primarily due to higher revenues in 2018 as compared to 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $476 million for the six months ended June 30, 2017 to $391 million for the six months ended June 30, 2018 primarily due to the absence of other operation and maintenance expenses from the FitzPatrick plant, which was sold to Exelon in March 2017. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of FitzPatrick.

The asset write-offs, impairments, and related charges variance is primarily due to impairment charges of $142 million ($112 million net-of-tax) in the six months ended June 30, 2018 compared to impairment charges of $405 million ($263 million net-of-tax) in the six months ended June 30, 2017. The impairment charges are due to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. The decrease in impairment charges in 2018 is primarily due to Palisades expenditures incurred after September 30, 2017 no longer being charged to expense as incurred but recorded as assets and depreciated or amortized and the timing of nuclear refueling outage spending and nuclear fuel spending at the remaining impaired Entergy Wholesale Commodities nuclear plants. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 14 to the financial statements in the Form 10-K for a discussion of impairment of long-lived assets.

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

Other income decreased primarily due to losses on the decommissioning trust fund investments in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, including unrealized losses on equity investments, which, prior to 2018, were recorded to other comprehensive income. See Note 9 to the financial statements herein for discussion of the implementation of ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018.

Other expenses decreased primarily due to the absence of decommissioning expense from the FitzPatrick plant after it was sold to Exelon in March 2017 and a reduction in deferred refueling outage amortization costs related to the impairments of the Indian Point 3, Indian Point 2, and Palisades plants and related assets. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of FitzPatrick and impairments and related charges.

Income Taxes

The effective income tax rate was (160%) for the six months ended June 30, 2018. The difference in the effective income tax rate for the six months ended June 30, 2018 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes and an IRS audit settlement for the 2012-2013 tax returns. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for a discussion of the IRS audit settlement.

The effective income tax rate was (193.7%) for the six months ended June 30, 2017. The difference in the effective income tax rate for the six months ended June 30, 2017 versus the federal statutory rate of 35% was primarily due to a change in the tax classification of legal entities that own Entergy Wholesale Commodities nuclear power plants, which resulted in both permanent and temporary differences under the income tax accounting standards and the re-determined tax basis of the FitzPatrick plant as a result of its sale on March 31, 2017. See Note 3 to the financial statements in the Form 10-K for further discussion of the change in tax classification and the tax benefit associated with the sale of FitzPatrick.

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

Shutdown and Planned Sale of Vermont Yankee

As discussed in the Form 10-K, in December 2014 the Vermont Yankee plant ceased power production and entered its decommissioning phase, and in November 2016, Entergy entered into an agreement to sell 100% of the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

membership interests in Entergy Nuclear Vermont Yankee, LLC to a subsidiary of NorthStar. In March 2018, Entergy and NorthStar entered into a settlement agreement and a Memorandum of Understanding with State of Vermont agencies and other interested parties that set forth the terms on which the agencies and parties support the Vermont Public Utility Commission’s approval of the transaction. The agreements provide additional financial assurance for decommissioning, spent fuel management and site restoration, and detail the site restoration standards that will apply to protect the environment and the health and safety of workers and the public. The provisions of the agreements will become effective upon approval of the transaction by the Vermont Public Utility Commission consistent with the agreements’ terms, the NRC’s approval of the license transfer application, and the closing of the transaction. The Vermont Public Utility Commission and the NRC are expected to issue their decisions in the third or fourth quarter of 2018.

Entergy Nuclear Vermont Yankee has an outstanding credit facility with borrowing capacity of $145 million to pay for dry fuel storage costs. This credit facility is guaranteed by Entergy Corporation. At or before closing, a subsidiary of Entergy will assume the obligations under the existing credit facility or enter into a new credit facility, and Entergy will guarantee the credit facility. At the closing of the sale transaction, NorthStar will pay $1,000 for the membership interests in Entergy Nuclear Vermont Yankee, and NorthStar will cause Entergy Nuclear Vermont Yankee to issue a promissory note to an Entergy affiliate. The amount of the promissory note issued will be equal to the amount drawn under the credit facility or the amount drawn under the new credit facility, plus borrowing fees and costs incurred by Entergy in connection with such facility. The principal amount drawn under the outstanding credit facility was $108 million as of June 30, 2018. The transaction is expected to result in a loss based on the difference between Entergy’s net investment in Entergy Nuclear Vermont Yankee and the sale price plus any agreed adjustments. As of June 30, 2018, the adjusted net investment in Entergy Nuclear Vermont Yankee was $245 million. The primary variables in the ultimate loss are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, financial results from the plant until the closing, and any changes in Entergy’s investment in Entergy Nuclear Vermont Yankee before closing.

Planned Sales of Pilgrim and Palisades

On July 30, 2018, Entergy entered into purchase and sale agreements with Holtec International to sell to a Holtec subsidiary (i) 100% of the equity interests in Entergy Nuclear Generation Company, the owner of Pilgrim, and (ii) 100% of the equity interests in Entergy Nuclear Palisades, LLC, the owner of Palisades and the Big Rock Point Site. The sales of Entergy Nuclear Generation Company and Entergy Nuclear Palisades will include the transfer of each entity’s nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. At the closing of each sale transaction, the Holtec subsidiary will pay $1,000 each (subject to adjustment for net liabilities and other amounts) for the equity interests in Entergy Nuclear Generation Company and Entergy Nuclear Palisades.

The Pilgrim transaction is subject to certain closing conditions, including: the permanent shutdown of Pilgrim and the transfer of all nuclear fuel from the reactor vessel to the spent nuclear fuel pool; NRC approval for the transfer of the operating and the independent spent fuel storage installation licenses; FERC approval for the change in control of the switchyard; receipt of a favorable private letter ruling from the IRS; the market value of the nuclear decommissioning trust for Pilgrim, less the hypothetical income tax on the aggregate unrealized gain of such fund assets at closing, equals or exceeds a specified minimum amount; and, the Palisades purchase and sale agreement has not been terminated due to a breach by Holtec or its subsidiary.

The Palisades transaction is subject to certain closing conditions, including: the permanent shutdown of Palisades and the transfer of all nuclear fuel from the reactor vessel to the spent nuclear fuel pool; NRC regulatory approval for the transfer of the Palisades and Big Rock Point operating and independent spent fuel storage installation licenses; receipt of a favorable private letter ruling from the IRS; the market value of the nuclear decommissioning trust for Palisades, less the hypothetical income tax on the aggregate unrealized gain of such fund assets at closing, equals or exceeds a specified minimum amount; and, the Pilgrim transaction has closed.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Subject to the above conditions, the Pilgrim transaction is expected to close by the end of 2019 and the Palisades transaction is expected to close by the end of 2022. Each transaction is expected to result in a loss based on the difference between Entergy’s net investment in each subsidiary and the sale price plus any agreed adjustments. As of June 30, 2018, the adjusted net investment in Entergy Nuclear Generation Company was $557 million and the adjusted net investment in Entergy Nuclear Palisades was $131 million. The primary variables in the ultimate loss are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, financial results from plant operations until the closing, and the level of any deferred tax balances at closing.

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet of approximately $155 million in 2018, of which $60 million has been incurred as of June 30, 2018, and a total of approximately $215 million from 2019 through mid-2022. In addition, Entergy Wholesale Commodities incurred impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets of $69 million for the three months ended June 30, 2018 and $142 million for the six months ended June 30, 2018. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired.

Entergy Wholesale Commodities Authorizations to Operate Indian Point

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Authorizations to Operate Indian Point” in the Form 10-K for a discussion of the NRC operating licensing proceedings for Indian Point 2 and Indian Point 3 and the settlement reached with New York State in January 2017.  Following are updates to that discussion.

In April 2018 the NRC issued a supplement to the final supplemental environmental impact statement, and in August 2018 the NRC issued a supplemental safety evaluation report. The supplements update the environmental record and safety record related to the Indian Point license renewal. The NRC is expected to issue its decision in the Indian Point 2 and Indian Point 3 license renewal proceedings in fourth quarter 2018.

As discussed in the Form 10-K, operations may be extended up to four additional years for each unit by mutual agreement of Entergy and New York State based on an exigent reliability need for Indian Point generation. In accordance with the FERC-approved tariff of the New York Independent System Operator (NYISO), Entergy submitted to the NYISO a notice of generator deactivation based on the dates in the settlement (no later than April 30, 2020 for Indian Point 2 and April 30, 2021 for Indian Point 3). In December 2017 the NYISO issued a report stating there will not be a system reliability need following the deactivation of Indian Point. In April 2018 the NYISO issued a determination that the retirement of Indian Point was economically justified and, therefore, did not raise competition concerns.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy as of June 30, 2018 is primarily due to the net issuance of debt in 2018.

	June 30, 2018	December 31, 2017
Debt to capital	68.5%	67.1%
Effect of excluding securitization bonds	(0.6%)	(0.8%)
Debt to capital, excluding securitization bonds (a)	67.9%	66.3%
Effect of subtracting cash	(1.0%)	(1.1%)
Net debt to net capital, excluding securitization bonds (a)	66.9%	65.2%

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2022.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2018 was 3.34% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2018:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$390	$6	$3,104

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

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $145 million that expires in November 2020. As of June 30, 2018, $108 million in cash borrowings were outstanding under the credit facility. The weighted average interest rate for the six months ended June 30, 2018 was

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

3.26% on the drawn portion of the facility. See Note 4 to the financial statements herein for additional discussion of the Vermont Yankee facility.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of June 30, 2018, Entergy Corporation had approximately $1,945 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2018 was 2.31%.

Equity Forward Sale Agreements

In June 2018, Entergy marketed an equity offering of 15.3 million shares of common stock. In lieu of issuing equity at the time of the offering, Entergy entered into forward sale agreements with several counterparties. Settlement of the forward sale agreements is expected to occur on or prior to June 7, 2019. See Note 3 to the financial statements herein for discussion of the equity forwards.

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

New Orleans Power Station

As discussed in the Form 10-K, in June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. In March 2018 the City Council adopted a resolution approving construction of the 128 MW unit. The targeted commercial operation date is January 2020, subject to receipt of all necessary permits. In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law. In May 2018 the City Council announced that it would initiate an investigation into allegations that Entergy New Orleans, Entergy, or some other entity paid or participated in paying certain attendees and speakers in support of the New Orleans Power Station to attend or speak at certain meetings organized by the City Council. In June 2018, Entergy New Orleans produced documents in response to a City Council resolution relating to this investigation. The City Council issued a request for qualifications for an investigator and in June 2018 selected two investigators and is in the process of contracting with them to conduct the investigation.

Washington Parish Energy Center

As discussed in the Form 10-K, in April 2017, Entergy Louisiana signed an agreement with a subsidiary of Calpine Corporation for the construction and purchase of a peaking plant. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. In April 2018 the parties reached a settlement recommending certification and cost recovery through the additional capacity mechanism of the formula rate plan, consistent with prior LPSC precedent with respect to the certification and recovery of plants previously acquired by Entergy Louisiana. The LPSC issued an order approving the settlement in May 2018.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its July 2018 meeting, the Board declared a dividend of $0.89 per share, which is the same quarterly dividend per share that Entergy has paid since the fourth quarter 2017.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
	(In Millions)
Cash and cash equivalents at beginning of period	$781	$1,188

Cash flow provided by (used in):
Operating activities	1,080	820
Investing activities	(1,929)	(1,770)
Financing activities	881	697
Net increase (decrease) in cash and cash equivalents	32	(253)

Cash and cash equivalents at end of period	$813	$935

Operating Activities

Net cash flow provided by operating activities increased by $260 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to:

•	a decrease of $126 million in spending on nuclear refueling outages in 2018 as compared to the same period in 2017;

•
severance and retention payments of $92 million in 2017. See Note 7 to the financial statements herein for a discussion of severance and retention costs in connection with management’s strategy to manage and reduce the risk of the Entergy Wholesale Commodities business;

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement and refund;

•	the effect of favorable weather on billed Utility sales in 2018; and

•
a decrease of $16 million in pension contributions 2018 as compared to the same period in 2017. See MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - “Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The increase was partially offset by:

•
lower Entergy Wholesale Commodities net revenue in 2018 as compared to the same period in 2017 (except for the revenues resulting from the FitzPatrick reimbursement agreement with Exelon), as discussed above. See Note 14 to the financial statements in the Form 10-K for discussion of the reimbursement agreement;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
the return of unprotected excess accumulated deferred income taxes to Utility customers. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the regulatory activity regarding the Tax Cuts and Jobs Act;

•	an increase of $28 million in interest paid in 2018 as compared to the same period in 2017 resulting from an increase in interest expense;

•
income tax payments of $14 million in 2018 compared to income tax refunds of $15 million in 2017. Entergy made income tax payments in 2018 for estimated federal income taxes. Entergy received income tax refunds in 2017 resulting from the carryback of net operating losses; and

•
proceeds of $23 million received in 2017 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Investing Activities

Net cash flow used in investing activities increased $159 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to:

•
an increase of $166 million in construction expenditures, primarily in the Utility business. The increase in construction expenditures in the Utility business is primarily due to an increase of $123 million in fossil-fueled generation construction expenditures primarily due to higher spending in 2018 on the Lake Charles Power Station project and an increase of $39 million in nuclear construction expenditures primarily due to a higher scope of work performed on Grand Gulf outage projects in 2018;

•	proceeds of $100 million from the sale in March 2017 of the FitzPatrick plant to Exelon. See Note 14 to the financial statements in the Form 10-K for a discussion of the sale of FitzPatrick; and

•
proceeds of $25 million received in 2017 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements in the Form 10-K for discussion of the DOE litigation.

The increase was partially offset by a decrease of $119 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Financing Activities

Net cash flow provided by financing activities increased $184 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to long-term debt activity providing approximately $790 million of cash in 2018 compared to providing approximately $170 million in 2017. Borrowings and repayments of borrowings on Entergy’s long-term credit facility are included in long-term debt activity. The increase was partially offset by a decrease of $324 million in net issuances of commercial paper in 2018 compared to the same period in 2017 and a net decrease of $104 million in 2018 in short-term borrowings by the nuclear fuel company variable interest entities. For the details of Entergy’s commercial paper program, the nuclear fuel company variable interest entities’ short-term borrowings, and long-term debt, see Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K.

Rate, Cost-recovery, and Other Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation” in the Form 10-K for discussions of rate regulation, federal regulation, and related regulatory proceedings.

Entergy Corporation and Subsidiaries
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

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of June 30, 2018 (2018 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2018	2019	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	98%	94%	81%	84%	67%
Firm LD (c)	9%	—%	—%	—%	—%
Offsetting positions (d)	(9%)	—%	—%	—%	—%
Total	98%	94%	81%	84%	67%
Planned generation (TWh) (e) (f)	14.1	25.5	17.8	9.7	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of June 30, 2018	$33.1	$40.2	$41.7	$57.9	$58.8

Capacity
Percent of capacity sold forward (g):
Bundled capacity and energy contracts (h)	22%	25%	37%	68%	97%
Capacity contracts (i)	45%	16%	—%	—%	—%
Total	67%	41%	37%	68%	97%
Planned net MW in operation (average) (f)	3,568	3,167	2,195	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$8.8	$7.7	$—	$—	$—

Total Energy and Capacity Revenues (j)
Expected sold and market total revenue per MWh	$45.8	$46.5	$47.3	$56.3	$47.6
Sensitivity: -/+ $10 per MWh market price change	$45.8	$45.9-$47.0	$45.8-$48.9	$54.6-$57.9	$44.3-$50.9

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Indian Point 2 (September 2013 and now operating under its period of extended operations while its application is pending) and Indian Point 3 (December 2015 and now operating under its period of extended operations while its application is pending). For a discussion regarding the planned shutdown of the Pilgrim, Indian Point 2, Indian Point 3, and Palisades plants, see “Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K. For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Indian Point” herein and in the Form 10-K.

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on June 30, 2018 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $34 thousand for the remainder of 2018. As of June 30, 2017, a positive $10 per MWh change would have had a corresponding effect on pre-tax income of $19 million for the remainder of 2017.  A negative $10 per MWh change in the annual average energy price in the markets based on June 30, 2018 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($34) thousand for the remainder of 2018. As of June 30, 2017, a negative $10 per MWh change would have had a corresponding effect on pre-tax income of ($17) million for the remainder of 2017.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements.  The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of credit support.  At June 30, 2018, based on power prices at that time, Entergy had liquidity exposure of $117 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $17 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of June 30, 2018, Entergy would have been required to provide approximately $48 million of additional cash or letters of credit under some of the agreements. As of June 30, 2018, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $339 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of June 30, 2018, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following are updates to that discussion.

ANO

See Note 8 to the financial statements in the Form 10-K for discussion of the NRC’s decision in March 2015 to move ANO into the “multiple/repetitive degraded cornerstone column,” or Column 4, of the NRC’s Reactor Oversight Process Action Matrix, and the resulting significant additional NRC inspection activities at the ANO site. In June 2018

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

the NRC moved ANO 1 and ANO 2 into the “licensee response column,” or Column 1, of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review ANO 1’s and ANO 2’s performance in addressing issues that had previously resulted in classification in Column 4.

Grand Gulf

As discussed in the Form 10-K, in November 2016 the NRC placed Grand Gulf in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix. In August 2018 the NRC moved Grand Gulf into Column 1 of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review Grand Gulf’s performance in addressing issues that had previously resulted in classification in Column 2.

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

New Accounting Pronouncements

See Note 1 to the financial statements in the Form 10-K for discussion of new accounting pronouncements. The following is an update to that discussion.

In February 2016 the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The ASU’s core principle is that “a lessee should recognize the assets and liabilities that arise from leases.” The ASU considers that “all leases create an asset and a liability,” and accordingly requires recording the assets and liabilities related to all leases with a term greater than 12 months.  In January 2018 the FASB issued ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” providing entities the option to elect not to evaluate existing land easements that are not currently accounted for under the previous lease standard. In July 2018 the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which is intended to simplify the transition requirements giving entities the option to apply the transition provisions of the new standard at the date of adoption instead of at the earliest comparative period presented and provides a practical expedient for the separation of lease and nonlease components for lessors. Entergy plans to adopt ASU 2016-02 along with the practical expedients provided by ASU 2018-01 and 2018-11 when they become effective for Entergy in the first quarter 2019.  Entergy expects that ASU 2016-02 will affect its financial position by increasing the assets and liabilities recorded relating to its operating leases.  Entergy is evaluating ASU 2016-02 for other effects on its results of operations, financial position, cash flows, and financial statement disclosures, as well as the potential to elect various other practical expedients permitted by the standards.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,330,225	$2,271,220	$4,578,486	$4,262,960
Natural gas	29,943	30,075	86,638	73,426
Competitive businesses	308,602	317,255	727,526	870,622
TOTAL	2,668,770	2,618,550	5,392,650	5,207,008

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	465,802	395,947	909,098	813,513
Purchased power	417,034	416,497	813,058	774,264
Nuclear refueling outage expenses	35,360	38,288	78,120	80,853
Other operation and maintenance	840,103	794,967	1,623,687	1,641,825
Asset write-offs, impairments, and related charges	68,943	193,571	141,867	405,362
Decommissioning	97,605	100,296	192,005	214,669
Taxes other than income taxes	158,547	153,264	323,765	309,616
Depreciation and amortization	350,485	350,328	697,471	697,593
Other regulatory charges (credits)	143,294	6,553	186,319	(78,749)
TOTAL	2,577,173	2,449,711	4,965,390	4,858,946

Gain on sale of assets	—	—	—	16,270

OPERATING INCOME	91,597	168,839	427,260	364,332

OTHER INCOME
Allowance for equity funds used during construction	31,670	22,376	60,014	41,384
Interest and investment income	71,134	80,097	88,005	136,646
Miscellaneous - net	(48,491)	(32,202)	(79,849)	(47,391)
TOTAL	54,313	70,271	68,170	130,639

INTEREST EXPENSE
Interest expense	192,314	173,377	375,237	344,466
Allowance for borrowed funds used during construction	(14,668)	(10,523)	(27,933)	(19,565)
TOTAL	177,646	162,854	347,304	324,901

INCOME (LOSS) BEFORE INCOME TAXES	(31,736)	76,256	148,126	170,070

Income taxes	(280,596)	(337,112)	(236,933)	(329,350)

CONSOLIDATED NET INCOME	248,860	413,368	385,059	499,420

Preferred dividend requirements of subsidiaries	3,439	3,446	6,878	6,892

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$245,421	$409,922	$378,181	$492,528

Earnings per average common share:
Basic	$1.36	$2.28	$2.09	$2.75
Diluted	$1.34	$2.27	$2.08	$2.74
Dividends declared per common share	$0.89	$0.87	$1.78	$1.74

Basic average number of common shares outstanding	180,823,203	179,475,346	180,765,708	179,405,592
Diluted average number of common shares outstanding	182,982,630	180,234,694	182,208,328	180,032,233

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
	(In Thousands)

Net Income	$248,860	$413,368	$385,059	$499,420

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss) (net of tax expense (benefit) of ($17,312), $10,684, $8,037, and $10,325)	(65,068)	19,949	30,359	19,421
Pension and other postretirement liabilities (net of tax expense of $4,225, $5,839, $8,793, and $12,216)	15,565	10,916	32,139	19,548
Net unrealized investment gain (loss) (net of tax expense (benefit) of ($2,842), $2,870, $2,533, and $42,164)	(2,641)	11,696	(35,497)	49,523
Foreign currency translation (net of tax benefit of $-, $403, $-, and $403)	—	(748)	—	(748)
Other comprehensive income (loss)	(52,144)	41,813	27,001	87,744

Comprehensive Income	196,716	455,181	412,060	587,164
Preferred dividend requirements of subsidiaries	3,439	3,446	6,878	6,892
Comprehensive Income Attributable to Entergy Corporation	$193,277	$451,735	$405,182	$580,272

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$385,059	$499,420
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,027,609	1,042,671
Deferred income taxes, investment tax credits, and non-current taxes accrued	88,732	(324,227)
Asset write-offs, impairments, and related charges	51,503	220,828
Gain on sale of assets	—	(16,270)
Changes in working capital:
Receivables	(45,515)	6,091
Fuel inventory	8,512	6,213
Accounts payable	97,464	9,687
Taxes accrued	(8,092)	(2,202)
Interest accrued	(2,056)	(3,947)
Deferred fuel costs	(132,263)	(127,945)
Other working capital accounts	(134,982)	(91,505)
Changes in provisions for estimated losses	27,443	(7,340)
Changes in other regulatory assets	106,712	62,612
Changes in other regulatory liabilities	(247,239)	(8,250)
Changes in pensions and other postretirement liabilities	(181,278)	(180,346)
Other	38,314	(265,807)
Net cash flow provided by operating activities	1,079,923	819,683

INVESTING ACTIVITIES
Construction/capital expenditures	(1,885,419)	(1,719,712)
Allowance for equity funds used during construction	60,335	41,877
Nuclear fuel purchases	(90,321)	(209,756)
Proceeds from sale of assets	9,163	100,000
Insurance proceeds received for property damages	10,523	26,157
Changes in securitization account	4,754	10,028
Payments to storm reserve escrow account	(2,744)	(1,124)
Receipts from storm reserve escrow account	—	8,836
Decrease (increase) in other investments	(10,769)	1,705
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	25,493
Proceeds from nuclear decommissioning trust fund sales	1,801,170	1,462,698
Investment in nuclear decommissioning trust funds	(1,826,384)	(1,516,406)
Net cash flow used in investing activities	(1,929,692)	(1,770,204)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,359,193	1,036,529
Treasury stock	3,691	7,819
Retirement of long-term debt	(2,569,131)	(866,337)
Changes in credit borrowings and commercial paper - net	405,795	833,957
Other	10,434	4,305
Dividends paid:
Common stock	(321,821)	(312,209)
Preferred stock	(6,878)	(6,892)
Net cash flow provided by financing activities	881,283	697,172

Net increase (decrease) in cash and cash equivalents	31,514	(253,349)

Cash and cash equivalents at beginning of period	781,273	1,187,844

Cash and cash equivalents at end of period	$812,787	$934,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$362,629	$334,555
Income taxes	$14,145	($14,673)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$55,197	$56,629
Temporary cash investments	757,590	724,644
Total cash and cash equivalents	812,787	781,273
Accounts receivable:
Customer	662,746	673,347
Allowance for doubtful accounts	(14,545)	(13,587)
Other	150,084	169,377
Accrued unbilled revenues	460,181	383,813
Total accounts receivable	1,258,466	1,212,950
Deferred fuel costs	114,293	95,746
Fuel inventory - at average cost	174,131	182,643
Materials and supplies - at average cost	752,520	723,222
Deferred nuclear refueling outage costs	172,608	133,164
Prepayments and other	249,645	156,333
TOTAL	3,534,450	3,285,331

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	198	198
Decommissioning trust funds	7,217,298	7,211,993
Non-utility property - at cost (less accumulated depreciation)	294,548	260,980
Other	434,066	441,862
TOTAL	7,946,110	7,915,033

PROPERTY, PLANT, AND EQUIPMENT
Electric	47,805,468	47,287,370
Property under capital lease	620,419	620,544
Natural gas	477,715	453,162
Construction work in progress	2,559,790	1,980,508
Nuclear fuel	866,229	923,200
TOTAL PROPERTY, PLANT, AND EQUIPMENT	52,329,621	51,264,784
Less - accumulated depreciation and amortization	21,817,508	21,600,424
PROPERTY, PLANT, AND EQUIPMENT - NET	30,512,113	29,664,360

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $427,427 as of June 30, 2018 and $485,031 as of December 31, 2017)	4,828,973	4,935,689
Deferred fuel costs	239,397	239,298
Goodwill	377,172	377,172
Accumulated deferred income taxes	17,768	178,204
Other	166,666	112,062
TOTAL	5,629,976	5,842,425

TOTAL ASSETS	$47,622,649	$46,707,149

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,016,908	$760,007
Notes payable and commercial paper	1,984,103	1,578,308
Accounts payable	1,459,432	1,452,216
Customer deposits	404,880	401,330
Taxes accrued	206,874	214,967
Interest accrued	185,916	187,972
Deferred fuel costs	32,904	146,522
Obligations under capital leases	1,442	1,502
Pension and other postretirement liabilities	61,580	71,612
Current portion of unprotected excess accumulated deferred income taxes	710,108	—
Other	167,926	221,771
TOTAL	6,232,073	5,036,207

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,434,308	4,466,503
Accumulated deferred investment tax credits	215,369	219,634
Obligations under capital leases	21,263	22,015
Regulatory liability for income taxes-net	1,901,043	2,900,204
Other regulatory liabilities	1,630,335	1,588,520
Decommissioning and asset retirement cost liabilities	6,398,980	6,185,814
Accumulated provisions	505,764	478,273
Pension and other postretirement liabilities	2,739,407	2,910,654
Long-term debt (includes securitization bonds of $483,242 as of June 30, 2018 and $544,921 as of December 31, 2017)	14,857,686	14,315,259
Other	466,189	393,748
TOTAL	33,170,344	33,480,624

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	197,771	197,803

COMMON EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2018 and in 2017	2,548	2,548
Paid-in capital	5,429,404	5,433,433
Retained earnings	8,578,276	7,977,702
Accumulated other comprehensive loss	(613,642)	(23,531)
Less - treasury stock, at cost (73,911,771 shares in 2018 and 74,235,135 shares in 2017)	5,374,125	5,397,637
TOTAL	8,022,461	7,992,515

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$47,622,649	$46,707,149

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2016	$—	$2,548	($5,498,584)	$5,417,245	$8,195,571	($34,971)	$8,081,809

Consolidated net income (a)	6,892	—	—	—	492,528	—	499,420
Other comprehensive income	—	—	—	—	—	87,744	87,744
Common stock issuances related to stock plans	—	—	28,367	(7,383)	—	—	20,984
Common stock dividends declared	—	—	—	—	(312,209)	—	(312,209)
Preferred dividend requirements of subsidiaries (a)	(6,892)	—	—	—	—	—	(6,892)

Balance at June 30, 2017	$—	$2,548	($5,470,217)	$5,409,862	$8,375,890	$52,773	$8,370,856

Balance at December 31, 2017	$—	$2,548	($5,397,637)	$5,433,433	$7,977,702	($23,531)	$7,992,515
Implementation of accounting standards	—	—	—	—	576,257	(632,617)	(56,360)
Balance at January 1, 2018	$—	$2,548	($5,397,637)	$5,433,433	$8,553,959	($656,148)	$7,936,155

Consolidated net income (a)	6,878	—	—	—	378,181	—	385,059
Other comprehensive income	—	—	—	—	—	27,001	27,001
Common stock issuances related to stock plans	—	—	23,512	(4,029)	—	—	19,483
Common stock dividends declared	—	—	—	—	(321,821)	—	(321,821)
Preferred dividend requirements of subsidiaries (a)	(6,878)	—	—	—	—	—	(6,878)
Reclassification pursuant to ASU 2018-02	—	—	—	—	(32,043)	15,505	(16,538)

Balance at June 30, 2018	$—	$2,548	($5,374,125)	$5,429,404	$8,578,276	($613,642)	$8,022,461

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2018 and 2017 include $6.9 million and $6.9 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$769	$748	$21	3
Commercial	582	604	(22)	(4)
Industrial	625	651	(26)	(4)
Governmental	57	57	—	—
Total billed retail	2,033	2,060	(27)	(1)
Sales for resale	69	46	23	50
Other	228	165	63	38
Total	$2,330	$2,271	$59	3

Utility billed electric energy sales (GWh):
Residential	7,749	7,340	409	6
Commercial	6,943	6,886	57	1
Industrial	12,219	12,209	10	—
Governmental	612	609	3	—
Total retail	27,523	27,044	479	2
Sales for resale	2,566	1,845	721	39
Total	30,089	28,889	1,200	4

Entergy Wholesale Commodities:
Operating revenues	$309	$317	($8)	(3)
Billed electric energy sales (GWh)	7,281	6,019	1,262	21

	Six Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$1,661	$1,453	$208	14
Commercial	1,178	1,140	38	3
Industrial	1,222	1,216	6	—
Governmental	113	110	3	3
Total billed retail	4,174	3,919	255	7
Sales for resale	139	124	15	12
Other	265	220	45	20
Total	$4,578	$4,263	$315	7

Utility billed electric energy sales (GWh):
Residential	17,036	14,977	2,059	14
Commercial	13,675	13,325	350	3
Industrial	23,624	23,326	298	1
Governmental	1,220	1,202	18	1
Total retail	55,555	52,830	2,725	5
Sales for resale	5,810	4,867	943	19
Total	61,365	57,697	3,668	6

Entergy Wholesale Commodities:
Operating revenues	$728	$871	($143)	(16)
Billed electric energy sales (GWh)	14,277	14,382	(105)	(1)

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

ANO Damage, Outage, and NRC Reviews

See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident, subsequent NRC reviews, and the deferral of replacement power costs. In June 2018 the NRC moved ANO 1 and ANO 2 into the “licensee response column,” or Column 1, of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review ANO 1’s and ANO 2’s performance in addressing issues that had previously resulted in classification in Column 4.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

After assessing the activity described in more detail below regarding the status of the proposals the Registrant Subsidiaries made to their regulators for the return of unprotected excess accumulated deferred income taxes to customers, in 2018, Entergy and each of the Registrant Subsidiaries are reclassifying from the regulatory liability for income taxes to current liabilities the portion of their unprotected excess accumulated deferred income taxes that they expect to return to customers over the next twelve months.

Entergy Arkansas

See the Form 10-K for a discussion of the activity of the APSC and Entergy Arkansas after enactment of the Tax Act in December 2017. The APSC granted Entergy Arkansas’s request for clarification regarding the APSC’s order issued after enactment of the Tax Act. The APSC stated that its order was not a final determination and that the APSC had made no decision at that time on the appropriate final accounting or ratemaking treatment of the amounts in question. A hearing was held in May 2018 regarding the APSC’s inquiries into the effects of the Tax Act, including Entergy Arkansas’s proposal to utilize its existing formula rate plan rider for its customers to realize the remaining benefits of the Tax Act. In July 2018 the APSC issued an order agreeing with Entergy Arkansas’s proposal to have the effects on current income tax expense flow through Entergy Arkansas’s formula rate plan rider and its treatment of protected and unprotected excess accumulated deferred income taxes. The APSC also directed Entergy Arkansas to submit in the tax adjustment rider proceeding, discussed below, the adjustments to all other riders affected by the Tax Act and to include an amendment for a true up mechanism where a rider affected by the Tax Act does not already contain a true up mechanism.

Consistent with its previously stated intent to return unprotected excess accumulated deferred income taxes to customers as expeditiously as possible, Entergy Arkansas initiated a tariff proceeding in February 2018 proposing to establish a tax adjustment rider to provide retail customers with certain tax benefits associated with the Tax Act. For the residential customer class, the unprotected excess accumulated deferred income taxes will be returned to customers over a 21-month period from April 2018 through December 2019. For all other customer classes, the unprotected excess accumulated deferred income taxes will be returned to customers over a 9-month period from April 2018 through December 2018. A true-up provision also was included, with any over- or under-returned unprotected excess accumulated deferred income taxes to be credited or billed to customers during the billing month of January 2020, with any residual amounts of over- or under-returned unprotected excess accumulated deferred income taxes to be flowed through Entergy Arkansas’s energy cost recovery rider. In March 2018 the APSC approved the tax adjustment rider effective with the first billing cycle of April 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

See the Form 10-K for a discussion of the activity of the LPSC and Entergy Louisiana after enactment of the Tax Act in December 2017. In July 2018 the LPSC issued a proposed rule requiring utilities to adjust rates prospectively to reflect the lower tax rate (either through a formula rate plan or rate case), refund excess tax expense collected since January 1, 2018 until the lower tax rate is reflected in rates (with the refund occurring over one year), and refund excess accumulated deferred income taxes over two years. Entergy Louisiana believes that its formula rate plan settlement, approved in April 2018 and discussed below, addresses fully its obligations regarding the Tax Act and will seek such confirmation in its comments to the proposed rule.

In the formula rate plan settlement approved by the LPSC in April 2018 the parties agreed that Entergy Louisiana will return to customers one-half of its eligible unprotected excess deferred income taxes from May 2018 through December 2018 and return to customers the other half from January 2019 through August 2022. In addition, the parties agreed that in order to flow back to customers certain other tax benefits created by the Tax Act, Entergy Louisiana would establish a regulatory liability effective January 1, 2018 in the amount of $9.1 million per month until new base rates under the formula rate plan are established, and this regulatory liability will be returned to customers over the next formula rate plan rate-effective period. Entergy Louisiana recorded a $55 million regulatory liability thus far in 2018 pursuant to this provision of the settlement. The LPSC staff and intervenors in the settlement reserved the right to obtain data from Entergy Louisiana to confirm the determination of excess accumulated deferred income taxes resulting from the Tax Act and analysis thereof as part of the formula rate plan review proceeding for the 2017 test year filing, which, as discussed below, Entergy Louisiana filed in June 2018.

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

In June 2018, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed a joint stipulation in Entergy Mississippi’s formula rate plan filing that addressed Entergy Mississippi’s 2018 formula rate plan evaluation report and the ratemaking effects of the Tax Act. In June 2018 the MPSC approved the stipulation, which provides for incorporating the reduction of the statutory federal income tax rate through the formula rate plan and the flow-back of protected excess accumulated deferred income taxes over approximately 40 years through the formula rate plan. The stipulation also provides for the offset of unprotected excess accumulated deferred income taxes of $127.2 million against net utility plant and $2.2 million against other regulatory assets, and the return to customers of the remaining balance of unprotected excess accumulated deferred income taxes as recovery of a portion of fuel oil inventory and customer bill credits over a 3-month period from July 2018 through September 2018, with

Entergy Corporation and Subsidiaries
Notes to Financial Statements

any true-up to be reflected in the November 2018 power management rider submittal. Entergy Mississippi recorded the reduction against net utility plant and other regulatory assets in June 2018.

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

In March 2018, Entergy New Orleans filed its response to that resolution stating that the Tax Act reduced income tax expense from what is presently reflected in rates by approximately $8.2 million annually for electric operations and by approximately $1.3 million annually for gas operations. In the filing, Entergy New Orleans proposed to return to customers from June 2018 through August 2019 the benefits of the reduction in income tax expense and its unprotected excess accumulated deferred income taxes through a combination of bill credits and investments in energy efficiency programs, grid modernization, and Smart City projects. Entergy New Orleans submitted supplemental information in April 2018 and May 2018. Shortly thereafter, Entergy New Orleans and the City Council’s advisors reached an agreement in principle that provides for benefits that will be realized by Entergy New Orleans customers through bill credits starting in July 2018 and offsets to future investments in energy efficiency programs, grid modernization, and Smart City projects, as well as additional benefits related to the filings made at FERC. The agreement in principle was approved by the City Council in June 2018.

Entergy Texas

As discussed below, in May 2018, Entergy Texas filed its 2018 base rate case with the PUCT. Entergy Texas’s proposed rates and revenues reflect the inclusion of the federal income tax reductions due to the Tax Act. In the rate case Entergy Texas proposed to return its unprotected excess accumulated deferred income taxes to customers over a two-year period following PUCT approval.

System Energy

In a filing made with the FERC in March 2018, Entergy proposed revisions to the Unit Power Sales Agreement, among other agreements, to reflect the effects of the Tax Act. In the filing System Energy proposed to return all of its unprotected excess accumulated deferred income taxes to its customers by the end of 2018. In May 2018 the FERC accepted System Energy’s proposed tax revisions with an effective date of June 1, 2018, subject to refund and the outcome of settlement and hearing procedures.  Settlement discussions are ongoing.

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Arkansas Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Act. Entergy Arkansas replied to the Arkansas Attorney

Entergy Corporation and Subsidiaries
Notes to Financial Statements

General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Act are appropriately considered in the APSC’s separate proceeding looking at potential implications of the new tax law. The APSC general staff filed a reply to the Arkansas Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. In April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation at this time of the issues suggested by the Attorney General in the proceeding. The redetermined rate became effective with the first billing cycle of April 2018. Discovery continues to be conducted by the parties with respect to the redetermined rate.

Entergy Mississippi

Mississippi Attorney General Complaint

As discussed in the Form 10-K the Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution. The defendants have denied the allegations. In June 2017 the District Court issued a case management order setting a trial date in November 2018. Discovery ended in May 2018. In June 2018, Entergy filed motions for summary judgment, which are currently pending before the District Court. In July 2018 the Mississippi Attorney General filed briefs opposing the summary judgment.

Entergy Texas

As discussed in the Form 10-K, in July 2015 certain parties filed briefs in an open PUCT proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. The pending appeals did not stay the PUCT’s decision, and Entergy Texas refunded to customers the $10.9 million over a four-month period beginning with the first billing cycle of July 2016. The federal appeal of the PUCT’s January 2016 decision was heard in December 2016, and the Federal District Court granted Entergy Texas’s requested relief. In January 2017 the PUCT and an intervenor filed petitions for appeal of the Federal District Court ruling to the U.S. Court of Appeals for the Fifth Circuit. Oral argument was held before the Fifth Circuit in February 2018. In April 2018 the Fifth Circuit reversed the decision of the Federal District Court, reinstating the original PUCT decision. The State District Court appeal of the PUCT’s January 2016 decision remains pending.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the APSC (Entergy Arkansas)

2018 Formula Rate Plan Filing

In July 2018, Entergy Arkansas filed with the APSC its 2018 formula rate plan filing to set its formula rate for the 2019 calendar year. The filing shows Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2019 test period to be below the formula rate plan bandwidth. Additionally, the filing includes the first netting adjustment under the current formula rate plan for the historical test year 2017, which is a comparison of projected costs and sales approved in the 2016 formula rate plan filing to actual 2017 costs and sales data. The filing includes a projected $73.4 million revenue deficiency for 2019 and a $95.6 million revenue deficiency for the 2017 historical test year, for a total revenue requirement of $169 million for this filing. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeds the constraint, the resulting increase is limited to four percent of total revenue, which is $65.4 million. Entergy Arkansas recommended that the parties to the proceeding support a hearing date in November 2018 and requested that the APSC issue an order approving the proposed formula rate plan adjustment in December 2018, with the proposed formula rate plan adjustment effective with the first billing cycle of January 2019.

Internal Restructuring

As discussed in the Form 10-K, in November 2017, Entergy Arkansas filed an application with the APSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Arkansas to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. The restructuring is subject to regulatory review and approval by the APSC, the FERC, and the NRC. Entergy Arkansas also filed a notice with the Missouri Public Service Commission in December 2017 out of an abundance of caution, although Entergy Arkansas does not serve any retail customers in Missouri. In April 2018 the Missouri Public Service Commission approved Entergy Arkansas’s filing. In July 2018, Entergy Arkansas filed a settlement, reached by all parties in the APSC proceeding, resolving all issues and seeking an APSC decision no later than September 1, 2018. If the appropriate approvals are obtained, Entergy Arkansas expects the restructuring will be consummated on or before December 1, 2018.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2016 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. Rates reflecting the adjustments included in the formula rate plan evaluation report were implemented with the first billing cycle of September 2017, subject to refund. In September 2017 the LPSC issued its report indicating that no changes to Entergy Louisiana’s original formula rate plan evaluation report were required but reserved for several issues, including Entergy Louisiana’s September 2017 update to its formula rate plan evaluation report.  In July 2018, Entergy Louisiana and the LPSC staff filed an unopposed joint report setting forth a correction to the annualization calculation, the effect of which was a net $3.5 million revenue requirement reduction, and indicating that there are no outstanding issues with the 2016 formula rate plan report, the supplemental report, or the interim updates.  The LPSC voted to accept and approve the unopposed joint report in August 2018.

Formula Rate Plan Extension Request

In August 2017, Entergy Louisiana filed a request with the LPSC seeking to extend its formula rate plan for three years (2017-2019) with limited modifications of its terms.  Those modifications include: a one-time resetting of base rates to the midpoint of the band at Entergy Louisiana’s authorized return on equity of 9.95% for the 2017 test

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

•	a mid-point reset of formula rate plan revenues to a 9.95% earned return on common equity for the 2017 test year and for the St. Charles Power Station when it enters commercial operation;

•	a 9.8% target earned return on common equity for the 2018 and 2019 test years;

•	narrowing of the common equity bandwidth to plus or minus 60 basis points around the target earned return on common equity;

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

2017 Formula Rate Plan Filing

In June 2018, Entergy Louisiana filed its formula rate plan evaluation report for its 2017 calendar year operations. As stated above under “Formula Rate Plan Extension Request” for the 2017 test year there will be a mid-point reset of formula rate plan revenues to a 9.95% earned return on common equity for the 2017 test year. As such, base rider formula rate plan revenue is to be adjusted prospectively to increase or decrease the earned return on equity fully to the approved cost of equity of 9.95%. The 2017 test year evaluation report produced an earned return on equity of 8.16%, due in large part to revenue-neutral realignments to other recovery mechanisms. Without these realignments, the evaluation report produces an earned return on equity of 9.88% and a resulting base rider formula rate plan revenue increase of $4.8 million. Excluding the Tax Act credits provided for by the tax reform adjustment mechanisms, total formula rate plan revenues will further increase by a total of $98 million as a result of the evaluation report due to adjustments to the additional capacity and MISO cost recovery mechanisms of the formula rate plan, and implementation of the transmission recovery mechanism. Results of the 2017 evaluation report filing will be implemented with the September 2018 billing month.

Entergy Louisiana also included in its filing a presentation of an initial proposal to combine the legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana residential rates, which combination would be accomplished on a revenue neutral basis intended not to affect the rates of other customer classes.

Union Power Station and Deactivation or Retirement Decisions for Entergy Louisiana Plants

As discussed in the Form 10-K, as a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. No party contests the prudence of the decision to deactivate Willow Glen 2 and 4 or suggests reactivation of these units; however, issues have been raised related to Entergy Louisiana’s decision to give up its

Entergy Corporation and Subsidiaries
Notes to Financial Statements

transmission service rights in MISO for Willow Glen 2 and 4 rather than placing the units into suspended status for the three-year term permitted by MISO.  In March 2018 the LPSC adopted the ALJ’s recommended order finding that Entergy Louisiana did not demonstrate that its decision to permanently surrender transmission rights for the mothballed (not retired) Willow Glen 2 and 4 units was reasonable and that Entergy Louisiana should hold customers harmless from increased transmission expenses should those units be reactivated. Because no party or the LPSC suggested that Willow Glen 2 and 4 should be reactivated and because the cost to return those units to service far exceeds the revenue the units were expected to generate in MISO, Entergy Louisiana retired Willow Glen 2 and 4 in March 2018. Entergy Louisiana submitted a compliance filing regarding retirement of Willow Glen 2 and 4, and the LPSC closed the proceeding.

Retail Rates - Gas

2017 Rate Stabilization Plan Filing

In January 2018, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2017.  The filing of the evaluation report for the test year 2017 reflected an earned return on common equity of 9.06%.  This earned return is below the earnings sharing band of the rate stabilization plan and results in a rate increase of $0.1 million.  Due to the enactment of the Tax Act in late-December 2017, Entergy Louisiana did not have adequate time to reflect the effects of this tax legislation in the rate stabilization plan.  In April 2018 Entergy Louisiana filed a supplemental evaluation report for the test year ended September 2017, reflecting the effects of the Tax Act, including a proposal to use the unprotected excess accumulated deferred income taxes to offset storm restoration deferred operation and maintenance costs incurred by Entergy Louisiana in connection with the August 2016 flooding disaster in its gas service area. The supplemental filing reflects an earned return on common equity of 10.79%. As-filed rates from the supplemental filing were implemented, subject to refund, with customers receiving a cost reduction of approximately $0.7 million effective with bills rendered on and after the first billing cycle of May 2018, as well as a $0.2 million reduction in the gas infrastructure rider effective with bills rendered on and after the first billing cycle of July 2018. The proceeding is currently in its discovery phase. A procedural schedule has not been established.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan

In March 2018, Entergy Mississippi submitted its formula rate plan 2018 test year filing and 2017 look-back filing showing Entergy Mississippi’s earned return for the historical 2017 calendar year and projected earned return for the 2018 calendar year, in large part as a result of the lower federal corporate income tax rate effective in 2018, to be within the formula rate plan bandwidth, resulting in no change in rates. In June 2018, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a stipulation that confirmed that Entergy Mississippi’s earned returns for both the 2017 look-back filing and 2018 test year were within the respective formula rate plan bandwidths. In June 2018 the MPSC approved the stipulation, which resulted in no change in rates. See “Regulatory activity regarding the Tax Cuts and Jobs Act” above for additional discussion regarding the proposed treatment of the effects of the lower federal corporate income tax rate.

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

Filings with the City Council (Entergy New Orleans)

Energy Smart Programs

As discussed in the Form 10-K, in September 2017, Entergy New Orleans filed a supplemental plan and proposed several options for an interim cost recovery mechanism necessary to recover program costs during the period between when existing funds directed to Energy Smart programs were depleted and when new rates from the anticipated 2018 combined rate case, which will include a cost recovery mechanism for Energy Smart funding, take effect (estimated to be August 2019). In December 2017 the City Council approved an energy efficiency cost recovery rider as an interim funding mechanism for Energy Smart, subject to verification that no additional funding sources exist. In June 2018 the City Council also approved a resolution recommending that Entergy New Orleans allocate approximately $13.5 million of benefits resulting from the Tax Act to Energy Smart. Entergy New Orleans is seeking approval of a permanent and stable source of funding for Energy Smart as part of its base rate case filed in July 2018.

Base Rate Case

In July 2018, Entergy New Orleans filed its 2018 base rate case with the City Council.  Entergy New Orleans’s application supports a $20 million decrease in total revenue requirement.  Entergy New Orleans’s rates reflect the inclusion of federal income tax reductions due to the Tax Act and the provisions of a previously approved agreement in principle determining how the benefits of the Tax Act would flow.  Entergy New Orleans included cost of service studies for electric and gas operations for the twelve months ending December 31, 2017 and the projected twelve months ending December 31, 2018.  In addition, Entergy New Orleans included capital additions expected to be placed into service for the period through December 31, 2019.  Entergy New Orleans’s request for a change in rates is based on the projected twelve months ending December 31, 2018.  For electric rates, that results in a proposed decrease of total revenue requirement of approximately $20 million.  For gas rates, that results in a proposed decrease of $129 thousand.

Entergy New Orleans has requested to restructure electric rates to take into account the addition of electric operations in Algiers, such that a single set of rates will be charged in the City of New Orleans, including an increase

Entergy Corporation and Subsidiaries
Notes to Financial Statements

in its electric customer charges.  Entergy New Orleans’s request also includes:  a 10.75% return on equity; a three-year formula rate plan for electric (with decoupling) and gas operations, each with a 100 basis point bandwidth (i.e., 10.75% +/- 50 basis points); realignment of capacity and long-term service agreement expense from riders to base rates; implementation of riders for 1) contemporaneous recovery of net cost of advanced metering infrastructure, 2) contemporaneous true-up for existing capacity and long-term service agreement expense, as well as new capacity such as power purchase agreements and battery storage (through the purchased power capacity and acquisition cost recovery rider), 3) recovery of distribution grid modernization, gas infrastructure replacement program, and interim energy efficiency, and 4) permanent recovery mechanism for demand-side management activities, including putting into rate base the costs of demand side management activities and contemporaneous recovery of lost contribution to fixed costs; new depreciation rates for electric and gas assets; and proposed implementation of new voluntary customer offerings (such as green power, fixed bill, community solar, pre-pay electric and gas service, and electric vehicle charging infrastructure options).

Filings with the PUCT (Entergy Texas)

2018 Base Rate Case

In May 2018, Entergy Texas filed a base rate case with the PUCT seeking an increase in base rates and rider rates of approximately $166 million, of which $48 million is associated with moving costs currently being collected through riders into base rates such that the total incremental revenue requirement increase is approximately $118 million. Entergy Texas’s proposed rates and revenues reflect the inclusion of federal income tax reductions due to the Tax Act as well as a rider designed to return approximately $202 million of unprotected excess accumulated deferred federal income taxes over a period of two years following PUCT approval. The base rate case is based on a 12-month test year ending December 31, 2017. In addition, Entergy Texas included capital additions placed into service for the period of April 1, 2013 through December 31, 2017, as well as a post-test year adjustment to include capital additions placed in service by June 30, 2018. A hearing on the merits is scheduled in August 2018.

Advanced Metering Infrastructure (AMI) Filings

Entergy Mississippi

See the Form 10-K for discussion of the MPSC order finding that Entergy Mississippi’s deployment of AMI is in the public interest and granting a certificate of public convenience and necessity. In June 2018, as part of the order approving the joint stipulation between the Mississippi Public Utilities Staff and Entergy Mississippi addressing Entergy Mississippi’s 2018 formula rate plan evaluation report and the ratemaking effects of the Tax Act, the MPSC approved the acceleration of the recovery of substantially all of Entergy Mississippi’s existing customer meters in anticipation of AMI deployment.

Entergy New Orleans

As discussed in the Form 10-K, in February 2018 the City Council approved Entergy New Orleans’s application seeking a finding that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Deployment of the information technology infrastructure began in 2017 and deployment of the communications network is expected to begin later in 2018. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to explore the options for accelerating the deployment of AMI. In June 2018 the City Council approved a one year acceleration of AMI in its service area for an incremental $4.4 million, bringing the total capital spending related to AMI for Entergy New Orleans to $79.4 million.

System Agreement Cost Equalization Proceedings

As discussed in the Form 10-K, in August 2017 the D.C. Circuit issued a decision denying the LPSC’s appeal of the FERC’s October 2011 and February 2014 orders, but also granting the request by all parties to the appeal for

Entergy Corporation and Subsidiaries
Notes to Financial Statements

remand and agency reconsideration on the issue of whether the operating companies should be required to issue refunds for the 20-month period from September 2001 to May 2003.  The matter was remanded back to the FERC and, in March 2018, the LPSC filed its brief arguing that the FERC should require the Utility operating companies to issue refunds for the 20-month refund period from September 2001 to May 2003.   In May 2018, Entergy filed its brief arguing that the FERC should not require the Utility operating companies to issue refunds for the 20-month refund period from September 2001 to May 2003.

Also as discussed in the Form 10-K, the hearing on the bandwidth calculation for the seven months June 1, 2005 through December 31, 2005 occurred in July 2016. The presiding judge issued an initial decision in November 2016. In May 2018 the FERC issued an order affirming the initial decision and ordered a comprehensive recalculation of the bandwidth payments/receipts for the seven months June 1, 2005 through December 31, 2005 and a recalculation of the 2006 and 2007 test years as a result of limited revisions. Entergy filed the comprehensive recalculation of the bandwidth payments/receipts for the seven months June 1, 2005 through December 31, 2005 and the 2006 and 2007 test years in July 2018. The filing shows the additional following payments and receipts among the Utility operating companies:

Payments (Receipts)
(In Millions)
Entergy Arkansas	($4)
Entergy Louisiana	($23)
Entergy Mississippi	$16
Entergy New Orleans	$5
Entergy Texas	$6

Rough Production Cost Equalization Rates

Consolidated 2011, 2012, 2013, and 2014 Rate Filing Proceedings

As discussed in the Form 10-K, in December 2014 the FERC consolidated the 2011, 2012, 2013, and 2014 rate filings for settlement and hearing procedures. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years. Hearings occurred in November 2015, and the ALJ issued an initial decision in July 2016. In the initial decision, the ALJ generally agreed with Entergy’s bandwidth calculations with one exception on the accounting related to the Waterford 3 sale/leaseback. In March 2018 the FERC issued an order affirming the initial decision. In April 2018 the LPSC requested rehearing of the FERC’s March 2018 order affirming the ALJ’s initial decision. Entergy filed in May 2018 the bandwidth true-up payments and receipts for the 2011-2014 rate filings (table does not net to zero due to rounding):

Payments (Receipts)
(In Millions)
Entergy Arkansas	$3
Entergy Louisiana	$3
Entergy Mississippi	($1)
Entergy New Orleans	$1
Entergy Texas	($5)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Interruptible Load Proceedings

See the Form 10-K for a discussion of the interruptible load proceedings. As discussed in the Form 10-K, the LPSC appealed the April and September 2016 orders to the D.C. Circuit. In March 2018 the D.C. Circuit issued an order denying the LPSC’s appeal and affirming the FERC’s decision that it would be inequitable to award refunds in the proceeding. In April 2018 the LPSC sought rehearing en banc of the D.C. Circuit’s order denying the LPSC’s appeal. In May 2018 the D.C. Circuit denied the LPSC’s rehearing request. In August 2018 the LPSC filed with the Supreme Court of the United States a petition for a writ of certiorari to review the judgment of the D.C. Circuit.

Complaints Against System Energy

Return on Equity Complaints

As discussed in the Form 10-K, in January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%, which was established in a rate proceeding that became final in July 2001.

The APSC and MPSC complaint alleges that the return on equity is unjust and unreasonable because current capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017 as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. In September 2017 the FERC established a refund effective date of January 23, 2017, consolidated the return on equity complaint with the proceeding described in Unit Power Sales Agreement below, and directed the parties to engage in settlement proceedings before an ALJ. The parties have been unable to settle the return on equity issue and a FERC hearing judge was assigned in July 2018. A prehearing conference is scheduled for August 21, 2018. The 15-month refund effective date in connection with the APSC/MPSC complaint expired on April 23, 2018.

In April 2018 the LPSC filed a complaint with the FERC against System Energy seeking an additional fifteen-month refund period.  The LPSC complaint requests similar relief from the FERC with respect to System Energy’s return on equity and also requests the FERC to investigate System Energy’s capital structure.  The APSC, MPSC, and City Council intervened in the proceeding, filed an answer expressing support for the complaint, and asked the FERC to consolidate this proceeding with the proceeding initiated by the complaint of the APSC and MPSC in January 2017. System Energy answered the LPSC complaint in May 2018 and also filed a motion to dismiss the complaint. In July 2018 the LPSC answered System Energy’s motion to dismiss.

Grand Gulf Sale-leaseback Renewal Complaint

In May 2018, the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal in 2015 of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. The complaint alleges that System Energy violated the filed rate and the FERC’s ratemaking and accounting requirements when it included in Unit Power Sales Agreement billings the cost of capital additions associated with the sale-leaseback interest, and that System Energy is double-recovering costs by including both the lease payments and the capital additions in Unit Power Sales Agreement billings. The complaint also claims that System Energy was imprudent in entering into the sale-leaseback renewal because the Utility operating

Entergy Corporation and Subsidiaries
Notes to Financial Statements

companies that purchase Grand Gulf’s output from System Energy could have obtained cheaper capacity and energy in the MISO markets. The complaint further alleges that System Energy violated various other reporting and accounting requirements and should have sought prior FERC approval of the lease renewal. The complaint seeks various forms of relief from the FERC. The complaint seeks refunds for capital addition costs for all years in which they were recorded in allegedly non-formula accounts or, alternatively, the disallowance of the return on equity for the capital additions in those years plus interest. The complaint also asks that the FERC disallow and refund the lease costs of the sale-leaseback renewal on grounds of imprudence, investigate System Energy’s treatment of a DOE litigation payment, and impose certain forward-looking procedural protections, including audit rights for retail regulators of the Unit Power Sales Agreement formula rates. The APSC, MPSC, and City Council have intervened in the proceeding.

In June 2018, System Energy and Entergy Services filed a motion to dismiss and answer to the LPSC complaint denying that System Energy’s treatment of the sale-leaseback renewal and capital additions violated the terms of the filed rate or any other FERC ratemaking, accounting, or legal requirements or otherwise constituted double recovery. The response also argued that the complaint is inconsistent with a FERC-approved settlement to which the LPSC is a party and that explicitly authorizes System Energy to recover its lease payments. Finally, the response argued that both the capital additions and the sale-leaseback renewal were prudent investments and the LPSC complaint fails to justify any disallowance or refunds. The response asked that the FERC dismiss and reject the LPSC complaint without further action, investigation, or hearing, but also offered to submit formula rate protocols for the Unit Power Sales Agreement similar to the procedures used for reviewing transmission rates under the MISO tariff.

Unit Power Sales Agreement

As discussed in the Form 10-K, in August 2017, System Energy submitted to the FERC proposed limited amendments to the Unit Power Sales Agreement to adopt (1) updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses and (2) updated nuclear decommissioning cost annual revenue requirements, both of which are recovered through the Unit Power Sales Agreement rate formula. The proposed amendments would result in lower charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. In June 2018, System Energy filed with the FERC an uncontested settlement relating to the updated depreciation rates and nuclear decommissioning cost annual revenue requirements.

Storm Cost Recovery Filings with Retail Regulators

Entergy Mississippi

As discussed in the Form 10-K, Entergy Mississippi has approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeds $15 million, the collection of the storm damage provision ceases until such time that the accumulated storm damage provision becomes less than $10 million. As of June 30, 2018, Entergy Mississippi’s storm damage provision balance exceeded $15 million. Accordingly the storm damage provision will reset to zero beginning with August 2018 bills.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended June 30,
	2018			2017
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$245.4	180.8	$1.36	$409.9	179.5	$2.28
Average dilutive effect of:
Stock options		0.3	—		0.2	—
Other equity plans		0.7	(0.01)		0.5	(0.01)
Equity forwards		1.2	(0.01)		—	—
Diluted earnings per share	$245.4	183.0	$1.34	$409.9	180.2	$2.27

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1.1 million for the three months ended June 30, 2018 and approximately 2.5 million for the three months ended June 30, 2017.

	For the Six Months Ended June 30,
	2018			2017
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$378.2	180.8	$2.09	$492.5	179.4	$2.75
Average dilutive effect of:
Stock options		0.3	—		0.2	—
Other equity plans		0.5	—		0.4	(0.01)
Equity forwards		0.6	(0.01)		—	—
Diluted earnings per share	$378.2	182.2	$2.08	$492.5	180.0	$2.74

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1.1 million for the six months ended June 30, 2018 and approximately 3.7 million for the six months ended June 30, 2017.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Equity Forward Sale Agreements

In June 2018, Entergy marketed an equity offering of 15.3 million shares of common stock. In lieu of issuing equity at the time of the offering, Entergy entered into forward sale agreements with various investment banks. No amounts have or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forwards occur. The equity forwards require Entergy to, at its election prior to June 7, 2019, either (i) physically settle the transactions by issuing the total of 15.3 million shares of its common stock to the investment banks

Entergy Corporation and Subsidiaries
Notes to Financial Statements

in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially $74.45 per share) or (ii) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements.

If Entergy elects physical settlement of the forward sale agreements, it expects to use the net proceeds for general corporate purposes, which may include repayment of commercial paper, outstanding loans under Entergy's revolving credit facility, or other debt.

Until settlement of the equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. If Entergy had elected to net share settle the forward sale agreements as of June 30, 2018, Entergy would have been required to deliver 1.2 million shares.

Treasury Stock

During the six months ended June 30, 2018, Entergy Corporation issued 323,364 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2018.

Retained Earnings

On July 27, 2018, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.89 per share, payable on September 4, 2018, to holders of record as of August 9, 2018.

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

Entergy implemented ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” effective January 1, 2018. The ASU requires entities to recognize the income tax consequences of intra-entity asset transfers, other than inventory, at the time the transfer occurs.  Entergy implemented this standard using a modified retrospective method, and recorded an adjustment decreasing retained earnings by $56 million as of January 1, 2018 for the cumulative effect of recording deferred tax assets on previously-recognized intra-entity asset transfers.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2018 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2018	$50,194	($605,491)	($6,201)	($561,498)
Other comprehensive income (loss) before reclassifications	(62,981)	—	(7,509)	(70,490)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,087)	15,565	4,868	18,346
Net other comprehensive income (loss) for the period	(65,068)	15,565	(2,641)	(52,144)
Ending balance, June 30, 2018	($14,874)	($589,926)	($8,842)	($613,642)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2017 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2017	$3,465	($460,814)	$467,561	$748	$10,960
Other comprehensive income (loss) before reclassifications	28,057	—	33,870	(748)	61,179
Amounts reclassified from accumulated other comprehensive income (loss)	(8,108)	10,916	(22,174)	—	(19,366)
Net other comprehensive income (loss) for the period	19,949	10,916	11,696	(748)	41,813
Ending balance, June 30, 2017	$23,414	($449,898)	$479,257	$—	$52,773

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2018 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Ending balance, December 31, 2017	($37,477)	($531,099)	$545,045	($23,531)
Implementation of accounting standards	—	—	(632,617)	(632,617)
Beginning balance, January 1, 2018	($37,477)	($531,099)	($87,572)	($656,148)

Other comprehensive income (loss) before reclassifications	8,585	—	(43,785)	(35,200)
Amounts reclassified from accumulated other comprehensive income (loss)	21,774	32,139	8,288	62,201
Net other comprehensive income (loss) for the period	30,359	32,139	(35,497)	27,001

Reclassification pursuant to ASU 2018-02	(7,756)	(90,966)	114,227	15,505

Ending balance, June 30, 2018	($14,874)	($589,926)	($8,842)	($613,642)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2017 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2017	$3,993	($469,446)	$429,734	$748	($34,971)
Other comprehensive income (loss) before reclassifications	60,665	—	73,742	(748)	133,659
Amounts reclassified from accumulated other comprehensive income (loss)	(41,244)	19,548	(24,219)	—	(45,915)
Net other comprehensive income (loss) for the period	19,421	19,548	49,523	(748)	87,744
Ending balance, June 30, 2017	$23,414	($449,898)	$479,257	$—	$52,773

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended June 30, 2018 and 2017:

	Pension and Other Postretirement Liabilities
	2018	2017
	(In Thousands)
Beginning balance, April 1,	($56,950)	($48,812)
Amounts reclassified from accumulated other comprehensive income (loss)	(501)	(310)
Net other comprehensive income (loss) for the period	(501)	(310)

Ending balance, June 30,	($57,451)	($49,122)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the six months ended June 30, 2018 and 2017:

	Pension and Other Postretirement Liabilities
	2018	2017
	(In Thousands)
Beginning balance, January 1,	($46,400)	($48,442)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,002)	(680)
Net other comprehensive income (loss) for the period	(1,002)	(680)

Reclassification pursuant to ASU 2018-02	(10,049)	—

Ending balance, June 30,	($57,451)	($49,122)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended June 30, 2018 and 2017 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2018	2017
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$2,735	$12,695	Competitive business operating revenues
Interest rate swaps	(93)	(219)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	2,642	12,476
	(555)	(4,368)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$2,087	$8,108

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,424	$6,564	(a)
Amortization of loss	(24,808)	(21,554)	(a)
Settlement loss	(406)	(1,765)	(a)
Total amortization	(19,790)	(16,755)
	4,225	5,839	Income taxes
Total amortization (net of tax)	($15,565)	($10,916)

Net unrealized investment gain (loss)
Realized gain (loss)	($7,702)	$43,479	Interest and investment income
	2,834	(21,305)	Income taxes
Total realized investment gain (loss) (net of tax)	($4,868)	$22,174

Total reclassifications for the period (net of tax)	($18,346)	$19,366

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the six months ended June 30, 2018 and 2017 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2018	2017
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	($27,347)	$63,922	Competitive business operating revenues
Interest rate swaps	(215)	(469)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(27,562)	63,453
	5,788	(22,209)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($21,774)	$41,244

Pension and other postretirement liabilities
Amortization of prior-service credit	$10,850	$13,126	(a)
Amortization of loss	(49,760)	(43,125)	(a)
Settlement loss	(2,022)	(1,765)	(a)
Total amortization	(40,932)	(31,764)
	8,793	12,216	Income taxes
Total amortization (net of tax)	($32,139)	($19,548)

Net unrealized investment gain (loss)
Realized gain (loss)	($13,114)	$47,489	Interest and investment income
	4,826	(23,270)	Income taxes
Total realized investment gain (loss) (net of tax)	($8,288)	$24,219

Total reclassifications for the period (net of tax)	($62,201)	$45,915

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended June 30, 2018 and 2017 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2018	2017
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,934	$1,934	(a)
Amortization of loss	(1,256)	(1,332)	(a)
Total amortization	678	602
	(177)	(292)	Income taxes
Total amortization (net of tax)	501	310

Total reclassifications for the period (net of tax)	$501	$310

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the six months ended June 30, 2018 and 2017 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2018	2017
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$3,868	$3,868	(a)
Amortization of loss	(2,513)	(2,664)	(a)
Total amortization	1,355	1,204
	(353)	(524)	Income taxes
Total amortization (net of tax)	1,002	680

Total reclassifications for the period (net of tax)	$1,002	$680

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2022.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2018 was 3.34% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$390	$6	$3,104

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  At June 30, 2018, Entergy Corporation had approximately $1,945 million of commercial paper outstanding.  The weighted-average interest rate for the six months ended June 30, 2018 was 2.31%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2018 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2018	Letters of Credit Outstanding as of June 30, 2018
Entergy Arkansas	April 2019	$20 million (b)	3.34%	$—	$—
Entergy Arkansas	August 2022	$150 million (c)	3.34%	$—	$—
Entergy Louisiana	August 2022	$350 million (c)	3.34%	$—	$9.1 million
Entergy Mississippi	May 2019	$37.5 million (d)	3.59%	$—	$—
Entergy Mississippi	May 2019	$35 million (d)	3.59%	$—	$—
Entergy Mississippi	May 2019	$10 million (d)	3.59%	$—	$—
Entergy New Orleans	November 2018	$25 million (c)	3.57%	$—	$0.8 million
Entergy Texas	August 2022	$150 million (c)	3.59%	$—	$24.4 million

(a)
For credit facilities with no borrowings as of June 30, 2018, the interest rate is the estimated interest rate as of June 30, 2018 that would have been applied to outstanding borrowings under the facility.

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of June 30, 2018:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of June 30, 2018 (a)
Entergy Arkansas	$25 million	0.70%	$1 million
Entergy Louisiana	$125 million	0.70%	$37.8 million
Entergy Mississippi	$40 million	0.70%	$20.2 million
Entergy New Orleans	$15 million	1.00%	$7.4 million
Entergy Texas	$50 million	0.70%	$12.5 million

(a)
As of June 30, 2018, letters of credit posted with MISO covered financial transmission rights exposure of $0.6 million for Entergy Arkansas and $0.2 million for Entergy Mississippi. See Note 8 to the financial statements herein for discussion of financial transmission rights.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2019. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2018 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$63
Entergy New Orleans	$150	$23
Entergy Texas	$200	$—
System Energy	$200	$—

Entergy Nuclear Vermont Yankee Credit Facility

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $145 million that expires in November 2020.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of June 30, 2018, $108 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the six months ended June 30, 2018 was 3.26% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issued commercial paper as of June 30, 2018 as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2018
		(Dollars in Millions)
Entergy Arkansas VIE	May 2019	$80	3.08%	$41.7
Entergy Louisiana River Bend VIE	May 2019	$105	3.09%	$44.8
Entergy Louisiana Waterford VIE	May 2019	$85	3.07%	$45.4
System Energy VIE	May 2019	$120	3.79%	$38.9 (b)

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

(b)	The total amount outstanding as of June 30, 2018 is commercial paper, and is classified as a current liability.

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of June 30, 2018 as follows:

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

Debt Issuances and Retirements

(Entergy Arkansas)

In May 2018, Entergy Arkansas issued $250 million of 4.00% Series first mortgage bonds due June 2028. Entergy Arkansas expects to use the proceeds, together with other funds, to redeem $9.4 million of its 4.72% Series preferred stock, $7 million of its 4.32% Series preferred stock, and $15 million of its 4.56% Series preferred stock; and for general corporate purposes.

(Entergy Louisiana)

In March 2018, Entergy Louisiana issued $750 million of 4.00% collateral trust mortgage bonds due March 2033. Entergy Louisiana used a portion of the proceeds to repay at maturity its $375 million of 6.0% Series first mortgage bonds due May 2018; to repay borrowings from the money pool; and to repay borrowings under its $350

Entergy Corporation and Subsidiaries
Notes to Financial Statements

million credit facility. The remaining proceeds, together with other funds, are being used to finance the construction of the Lake Charles Power Station and St. Charles Power Station; and for general corporate purposes.

(System Energy)

In March 2018 the System Energy nuclear fuel trust variable interest entity issued $100 million of 3.42% Series J notes due April 2021. The System Energy nuclear fuel trust variable interest entity used the proceeds to purchase additional nuclear fuel.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2018 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$15,874,594	$15,521,205
Entergy Arkansas	$3,212,424	$2,991,503
Entergy Louisiana	$6,491,723	$6,406,225
Entergy Mississippi	$1,270,559	$1,240,643
Entergy New Orleans	$431,795	$441,342
Entergy Texas	$1,548,180	$1,581,882
System Energy	$601,662	$571,461

(a)	The values exclude lease obligations of $34 million at System Energy and long-term DOE obligations of $185 million at Entergy Arkansas, and include debt due within one year.

(b)	Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2017 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$15,075,266	$15,367,453
Entergy Arkansas	$2,952,399	$2,865,844
Entergy Louisiana	$6,144,071	$6,389,774
Entergy Mississippi	$1,270,122	$1,285,741
Entergy New Orleans	$436,870	$455,968
Entergy Texas	$1,587,150	$1,661,902
System Energy	$551,488	$529,119

(a)	The values exclude the lease obligations of $34 million at System Energy and long-term DOE obligations of $183 million at Entergy Arkansas, and include debt due within one year.

(b)	Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

Entergy granted options on 687,400 shares of its common stock under the 2015 Equity Ownership Plan during the first quarter 2018 with a fair value of $6.99 per option.  As of June 30, 2018, there were options on 4,370,733 shares of common stock outstanding with a weighted-average exercise price of $74.40.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2018.  The aggregate intrinsic value of the stock options outstanding as of June 30, 2018 was $27.9 million.

The following table includes financial information for outstanding stock options for the three months ended June 30, 2018 and 2017:

	2018	2017
	(In Millions)
Compensation expense included in Entergy’s net income	$1.1	$1.1
Tax benefit recognized in Entergy’s net income	$0.3	$0.4
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.2

The following table includes financial information for outstanding stock options for the six months ended June 30, 2018 and 2017:

	2018	2017
	(In Millions)
Compensation expense included in Entergy’s net income	$2.2	$2.2
Tax benefit recognized in Entergy’s net income	$0.6	$0.8
Compensation cost capitalized as part of fixed assets and inventory	$0.4	$0.4

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for other outstanding equity awards for the three months ended June 30, 2018 and 2017:

	2018	2017
	(In Millions)
Compensation expense included in Entergy’s net income	$8.7	$8.2
Tax benefit recognized in Entergy’s net income	$2.2	$3.2
Compensation cost capitalized as part of fixed assets and inventory	$2.5	$2.2

The following table includes financial information for other outstanding equity awards for the six months ended June 30, 2018 and 2017:

	2018	2017
	(In Millions)
Compensation expense included in Entergy’s net income	$17.5	$16.4
Tax benefit recognized in Entergy’s net income	$4.4	$6.3
Compensation cost capitalized as part of fixed assets and inventory	$4.8	$4.2

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy implemented ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” effective January 1, 2018. The ASU requires entities to report the service cost component of defined benefit pension cost and postretirement benefit cost (net benefit cost) in the same line item as other compensation costs arising from services rendered during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and are presented by Entergy in miscellaneous - net in other income. The amendment regarding the presentation of net benefit cost was required to be applied retrospectively for all periods presented. In addition, the ASU allows only the service cost component of net benefit cost to be eligible for capitalization on a prospective basis. In accordance with the regulatory treatment of net benefit cost of the Registrant Subsidiaries, a regulatory asset/liability will be recorded in other regulatory assets/liabilities for the non-service cost components of net benefit cost that would have been capitalized. The retroactive presentation changes resulted in decreases (increases) in other operation and maintenance expenses and decreases (increases) in other income for the three months ended June 30, 2017, with no change in net income, of $25 million for Entergy, $3.6 million for Entergy Arkansas, $6.2 million for Entergy Louisiana, $0.5 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, $14 thousand for Entergy Texas, and $2.3 million for System Energy. The retroactive presentation changes resulted in decreases (increases) in other operation and maintenance expenses and decreases (increases) in other income for the six months ended June 30, 2017, with no change in net income, of $46 million for Entergy, $6.4 million for Entergy Arkansas, $12.3 million for Entergy Louisiana, $1.1 million for Entergy Mississippi, $0.4 million for Entergy New Orleans, ($0.2) million for Entergy Texas, and $3.3 million for System Energy. The retroactive effect of the change for the year ended December 31, 2017 would be decreases in other operation and maintenance expenses and decreases in other income, with no change in net income, of $108 million for Entergy, $13.7 million for Entergy Arkansas, $27.8 million for Entergy Louisiana, $2.7 million for Entergy Mississippi, $1.3 million for Entergy New Orleans, $0.2 million for Entergy Texas, and $6.2 million for System Energy.  The retroactive effect of the change for the year ended December 31, 2016 would be decreases (increases) in other operation and maintenance expenses and decreases (increases) in other income, with no change in net income, of $71 million for Entergy, $13.4 million for Entergy Arkansas, $26.1 million for Entergy Louisiana, $2.4 million for Entergy Mississippi, $1 million for Entergy New Orleans, ($1.1) million for Entergy Texas, and $5.1 million for System Energy. The retroactive effect of the change for the year ended December 31, 2015 would be decreases in other operation and maintenance expenses and decreases in other income, with no change in net income, of $148 million for Entergy, $30.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

million for Entergy Arkansas, $50.7 million for Entergy Louisiana, $6.3 million for Entergy Mississippi, $4 million for Entergy New Orleans, $4 million for Entergy Texas, and $10.2 million for System Energy.

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the second quarters of 2018 and 2017, included the following components:

	2018	2017
	(In Thousands)
Service cost - benefits earned during the period	$38,752	$33,410
Interest cost on projected benefit obligation	66,854	65,206
Expected return on assets	(110,535)	(102,056)
Amortization of prior service cost	99	65
Amortization of loss	68,526	56,930
Net pension costs	$63,696	$53,555

Entergy’s qualified pension cost, including amounts capitalized, for the six months ended June 30, 2018 and 2017, included the following components:

	2018	2017
	(In Thousands)
Service cost - benefits earned during the period	$77,504	$66,820
Interest cost on projected benefit obligation	133,708	130,412
Expected return on assets	(221,070)	(204,112)
Amortization of prior service cost	198	130
Amortization of loss	137,052	113,860
Net pension costs	$127,392	$107,110

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the second quarters of 2018 and 2017, included the following components:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,189	$8,446	$1,822	$673	$1,589	$1,776
Interest cost on projected benefit obligation	13,004	14,940	3,769	1,813	3,348	3,227
Expected return on assets	(21,851)	(24,809)	(6,502)	(2,993)	(6,523)	(4,991)
Amortization of loss	13,412	14,450	3,610	1,954	2,626	3,715
Net pension cost	$10,754	$13,027	$2,699	$1,447	$1,040	$3,727

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$5,090	$6,925	$1,472	$625	$1,364	$1,536
Interest cost on projected benefit obligation	12,944	14,809	3,732	1,791	3,392	3,091
Expected return on assets	(20,427)	(23,017)	(6,131)	(2,800)	(6,180)	(4,663)
Amortization of loss	11,640	12,354	3,053	1,658	2,310	2,964
Net pension cost	$9,247	$11,071	$2,126	$1,274	$886	$2,928

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the six months ended June 30, 2018 and 2017, included the following components:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$12,378	$16,892	$3,644	$1,346	$3,178	$3,552
Interest cost on projects benefit obligation	26,008	29,880	7,538	3,626	6,696	6,454
Expected return on assets	(43,702)	(49,618)	(13,004)	(5,986)	(13,046)	(9,982)
Amortization of loss	26,824	28,900	7,220	3,908	5,252	7,430
Net pension cost	$21,508	$26,054	$5,398	$2,894	$2,080	$7,454

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$10,180	$13,850	$2,944	$1,250	$2,728	$3,072
Interest cost on projected benefit obligation	25,888	29,618	7,464	3,582	6,784	6,182
Expected return on assets	(40,854)	(46,034)	(12,262)	(5,600)	(12,360)	(9,326)
Amortization of loss	23,280	24,708	6,106	3,316	4,620	5,928
Net pension cost	$18,494	$22,142	$4,252	$2,548	$1,772	$5,856

Non-Qualified Net Pension Cost

Entergy recognized $6.6 million and $8.5 million in pension cost for its non-qualified pension plans in the second quarters of 2018 and 2017, respectively. Reflected in the pension cost for non-qualified pension plans in the second quarters of 2018 and 2017 were settlement charges of $2.4 million and $4 million, respectively, related to the payment of lump sum benefits out of the plan. Entergy recognized $15.5 million and $13.1 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2018 and 2017, respectively. Reflected in the pension cost for non-qualified pension plans for the six months ended June 30, 2018 and 2017 were settlement charges of $6.8 million and $4 million, respectively, related to the payment of lump sum benefits out of this plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the second quarters of 2018 and 2017:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2018	$122	$46	$77	$21	$270
2017	$267	$47	$63	$18	$126

Reflected in Entergy Arkansas’s non-qualified pension costs in the second quarters of 2018 and 2017, were settlement charges of $10 thousand and $163 thousand, respectively, related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs in the second quarter of 2018 were settlement charges of $139 thousand related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the six months ended June 30, 2018 and 2017:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2018	$254	$96	$157	$42	$407
2017	$372	$96	$127	$36	$253

Reflected in Entergy Arkansas’s non-qualified pension costs for the six months ended June 30, 2018 and 2017, were settlement charges of $22 thousand and $163 thousand, respectively, related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs for the six months ended June 30, 2018 were settlement charges of $139 thousand related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the second quarters of 2018 and 2017, included the following components:

	2018	2017
	(In Thousands)
Service cost - benefits earned during the period	$6,782	$6,729
Interest cost on accumulated postretirement benefit obligation (APBO)	12,681	13,960
Expected return on assets	(10,373)	(9,408)
Amortization of prior service credit	(9,251)	(10,356)
Amortization of loss	3,432	5,476
Net other postretirement benefit cost	$3,271	$6,401

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2018 and 2017, included the following components:

	2018	2017
	(In Thousands)
Service cost - benefits earned during the period	$13,564	$13,458
Interest cost on accumulated postretirement benefit obligation (APBO)	25,362	27,920
Expected return on assets	(20,746)	(18,816)
Amortization of prior service credit	(18,502)	(20,712)
Amortization of loss	6,864	10,952
Net other postretirement benefit cost	$6,542	$12,802

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the second quarters of 2018 and 2017, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the six months ended June 30, 2018 and 2017, included the following components:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,586	$3,112	$642	$258	$660	$612
Interest cost on APBO	3,994	5,578	1,366	834	1,878	1,000
Expected return on assets	(8,684)	—	(2,606)	(2,626)	(4,892)	(1,566)
Amortization of prior service credit	(2,556)	(3,868)	(912)	(372)	(1,158)	(756)
Amortization of loss	578	776	754	68	412	466
Net other postretirement benefit cost	($5,082)	$5,598	($756)	($1,838)	($3,100)	($244)

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,726	$3,186	$580	$284	$744	$640
Interest cost on APBO	4,510	6,050	1,380	938	2,248	1,118
Expected return on assets	(7,918)	—	(2,400)	(2,318)	(4,360)	(1,434)
Amortization of prior service credit	(2,556)	(3,868)	(912)	(372)	(1,158)	(756)
Amortization of loss	2,230	930	838	210	1,652	780
Net other postretirement benefit cost	($2,008)	$6,298	($514)	($1,258)	($874)	$348

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the second quarters of 2018 and 2017:

2018	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($99)	$5,594	($71)	$5,424
Amortization of loss	(21,957)	(1,933)	(918)	(24,808)
Settlement loss	—	—	(406)	(406)
	($22,056)	$3,661	($1,395)	($19,790)
Entergy Louisiana
Amortization of prior service credit	$—	$1,934	$—	$1,934
Amortization of loss	(867)	(387)	(2)	(1,256)
	($867)	$1,547	($2)	$678

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($65)	$6,718	($89)	$6,564
Amortization of loss	(18,450)	(2,202)	(902)	(21,554)
Settlement loss	—	—	(1,765)	(1,765)
	($18,515)	$4,516	($2,756)	($16,755)
Entergy Louisiana
Amortization of prior service credit	$—	$1,934	$—	$1,934
Amortization of loss	(865)	(465)	(2)	(1,332)
	($865)	$1,469	($2)	$602

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the six months ended June 30, 2018 and 2017:

2018	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($198)	$11,189	($141)	$10,850
Amortization of loss	(43,914)	(3,865)	(1,981)	(49,760)
Settlement loss	—	—	(2,022)	(2,022)
	($44,112)	$7,324	($4,144)	($40,932)
Entergy Louisiana
Amortization of prior service credit	$—	$3,868	$—	$3,868
Amortization of loss	(1,734)	(775)	(4)	(2,513)
	($1,734)	$3,093	($4)	$1,355

2017	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($130)	$13,435	($179)	$13,126
Amortization of loss	(36,899)	(4,404)	(1,822)	(43,125)
Settlement loss	—	—	(1,765)	(1,765)
	($37,029)	$9,031	($3,766)	($31,764)
Entergy Louisiana
Amortization of prior service credit	$—	$3,868	$—	$3,868
Amortization of loss	(1,730)	(930)	(4)	(2,664)
	($1,730)	$2,938	($4)	$1,204

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $352.1 million to its qualified pension plans in 2018.  As of June 30, 2018, Entergy had contributed $159.7 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2018:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2018 pension contributions	$64,062	$71,917	$14,933	$7,250	$10,883	$13,786
Pension contributions made through June 2018	$29,453	$33,066	$6,924	$3,373	$5,433	$6,349
Remaining estimated pension contributions to be made in 2018	$34,609	$38,851	$8,009	$3,877	$5,450	$7,437
NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of June 30, 2018 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the second quarters of 2018 and 2017 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2018
Operating revenues	$2,360,208	$308,602	$—	($40)	$2,668,770
Income taxes	($240,324)	($30,144)	($10,128)	$—	($280,596)
Consolidated net income (loss)	$378,394	($56,337)	($41,299)	($31,898)	$248,860
2017
Operating revenues	$2,301,332	$317,255	$—	($37)	$2,618,550
Income taxes	$130,851	($454,944)	($13,019)	$—	($337,112)
Consolidated net income (loss)	$246,382	$223,886	($25,001)	($31,899)	$413,368

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the six months ended June 30, 2018 and 2017 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2018
Operating revenues	$4,665,197	$727,526	$—	($73)	$5,392,650
Income taxes	($188,100)	($31,222)	($17,611)	$—	($236,933)
Consolidated net income (loss)	$596,333	($74,116)	($73,361)	($63,797)	$385,059
Total assets as of June 30, 2018	$44,117,784	$5,433,618	$1,240,106	($3,168,859)	$47,622,649
2017
Operating revenues	$4,336,444	$870,622	$—	($58)	$5,207,008
Income taxes	$229,343	($533,281)	($25,412)	$—	($329,350)
Consolidated net income (loss)	$414,005	$196,689	($47,477)	($63,797)	$499,420
Total assets as of December 31, 2017	$42,978,669	$5,638,009	$1,011,612	($2,921,141)	$46,707,149

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

Total restructuring charges for the second quarters of 2018 and 2017 were comprised of the following:

	2018			2017
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of April 1,	$109	$14	$123	$94	$21	$115
Restructuring costs accrued	34	—	34	42	—	42
Cash paid out	—	—	—	100	—	100
Balance as of June 30,	$143	$14	$157	$36	$21	$57

In addition, Entergy incurred $69 million in the second quarter 2018 and $194 million in the second quarter 2017 of impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets. These costs are charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total restructuring charges for the six months ended June 30, 2018 and 2017 were comprised of the following:

	2018			2017
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$83	$14	$97	$70	$21	$91
Restructuring costs accrued	60	—	60	66	—	66
Cash paid out	—	—	—	100	—	100
Balance as of June 30,	$143	$14	$157	$36	$21	$57

In addition, Entergy incurred $142 million in the six months ended June 30, 2018 and $405 million in the six months ended June 30, 2017 of impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets.

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet of approximately $155 million in 2018, of which $60 million has been incurred as of June 30, 2018, and a total of approximately $215 million from 2019 through mid-2022.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at June 30, 2018 is approximately 2.5 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 98% for the remainder of 2018, of which approximately 82% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2018 is 14.1 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of June 30, 2018, derivative contracts with seven counterparties were in a liability position (approximately $30 million total). In addition to the corporate guarantee, $5 million in cash collateral was required

Entergy Corporation and Subsidiaries
Notes to Financial Statements

to be posted by the Entergy subsidiary to its counterparties and $3 million in cash collateral and $3 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2017, derivative contracts with eight counterparties were in a liability position (approximately $65 million total). In addition to the corporate guarantee, $1 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $4 million in cash collateral and $34 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures. These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of June 30, 2018 is 39,670,000 MMBtu for Entergy, including 32,100,000 MMBtu for Entergy Louisiana and 7,570,000 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps is covered by master agreements that do not require collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2018, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2018 through May 31, 2019. Financial transmission rights are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of June 30, 2018 is 108,294 GWh for Entergy, including 24,646 GWh for Entergy Arkansas, 46,135 GWh for Entergy Louisiana, 14,368 GWh for Entergy Mississippi, 5,184 GWh for Entergy New Orleans, and 17,512 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of June 30, 2018 and December 31, 2017. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas and Entergy Mississippi as of June 30, 2018 and Entergy Arkansas, Entergy Mississippi, and Entergy Texas as of December 31, 2017.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of June 30, 2018 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$29	($21)	$8	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$11	($11)	$—	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$34	($21)	$13	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$30	($10)	$20	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other	$3	$—	$3	Utility
Financial transmission rights	Prepayments and other	$42	$1	$41	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$2	($2)	$—	Entergy Wholesale Commodities

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)
Excludes cash collateral in the amount of $5 million posted and $3 million held as of June 30, 2018 and $1 million posted and $4 million held as of December 31, 2017. Also excludes letters of credit in the amount of $1 million posted and $3 million held as of June 30, 2018 and $34 million in letters of credit held as of December 31, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended June 30, 2018 and 2017 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2018
Electricity swaps and options	($80)	Competitive businesses operating revenues	$3

2017
Electricity swaps and options	$43	Competitive businesses operating revenues	$13

(a)	Before taxes of $1 million and $4 million for the three months ended June 30, 2018 and 2017, respectively

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the six months ended June 30, 2018 and 2017 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2018
Electricity swaps and options	$11	Competitive businesses operating revenues	($27)

2017
Electricity swaps and options	$93	Competitive businesses operating revenues	$64

(a)	Before taxes of ($6) million and $22 million for the six months ended June 30, 2018 and 2017, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended June 30, 2018 and 2017 was ($15) million and $5 million, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the six months ended June 30, 2018 and 2017 was ($2) million and $4 million, respectively.

Based on market prices as of June 30, 2018, unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled ($17) million of net unrealized losses.  Approximately ($2) million is expected to be reclassified from accumulated other comprehensive income to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2018 and 2017 are as follows:

Instrument	Amount of loss recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2018
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$6
Financial transmission rights	$—		Purchased power expense	(b)	$41
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$1

2017
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($9)
Financial transmission rights	$—		Purchased power expense	(b)	$44
Electricity swaps and options	($5)	(c)	Competitive business operating revenues		$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2018 and 2017 are as follows:

Instrument	Amount of gain recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2018
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$6
Financial transmission rights	$—		Purchased power expense	(b)	$73
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$1

2017
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($16)
Financial transmission rights	$—		Purchased power expense	(b)	$75
Electricity swaps and options	$4	(c)	Competitive business operating revenues		$—

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of June 30, 2018 are shown in the table below. Certain investments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps	Prepayments and other	$2.7	$—	$2.7	Entergy Louisiana
Natural gas swaps	Prepayments and other	$0.5	$—	$0.5	Entergy Mississippi

Financial transmission rights	Prepayments and other	$11.1	($0.6)	$10.5	Entergy Arkansas
Financial transmission rights	Prepayments and other	$18.5	($0.3)	$18.2	Entergy Louisiana
Financial transmission rights	Prepayments and other	$4.4	$—	$4.4	Entergy Mississippi
Financial transmission rights	Prepayments and other	$3.0	$—	$3.0	Entergy New Orleans
Financial transmission rights	Prepayments and other	$5.3	($0.6)	$4.7	Entergy Texas

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets

(d)
As of June 30, 2018, letters of credit posted with MISO covered financial transmission rights exposure of $0.6 million for Entergy Arkansas and $0.2 million for Entergy Mississippi. As of December 31, 2017, letters of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Arkansas, $0.1 million for Entergy Mississippi, and $0.05 million for Entergy Texas.

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended June 30, 2018 and 2017 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2018
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.9	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.9	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$2.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$25.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$9.8	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$5.2	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	($1.8)	(b)	Entergy Texas

2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.6)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.4)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$10.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$14.3	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$8.5	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$3.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$6.9	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the six months ended June 30, 2018 and 2017 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2018
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.9	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.7	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$10.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$43.4	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$17.6	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$8.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	($5.3)	(b)	Entergy Texas

2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($13.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.5)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$15.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$29.5	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$11.6	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$5.7	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$12.1	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$758	$—	$—	$758
Decommissioning trust funds (a):
Equity securities	562	—	—	562
Debt securities	1,064	1,556	—	2,620
Common trusts (b)				4,035
Power contracts	—	—	8	8
Securitization recovery trust account	40	—	—	40
Escrow accounts	399	—	—	399
Gas hedge contracts	3	—	—	3
Financial transmission rights	—	—	41	41
	$2,826	$1,556	$49	$8,466
Liabilities:
Power contracts	$—	$—	$33	$33

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$725	$—	$—	$725
Decommissioning trust funds (a):
Equity securities	526	—	—	526
Debt securities	1,125	1,425	—	2,550
Common trusts (b)				4,136
Power contracts	—	—	5	5
Securitization recovery trust account	45	—	—	45
Escrow accounts	406	—	—	406
Financial transmission rights	—	—	21	21
	$2,827	$1,425	$26	$8,414
Liabilities:
Power contracts	$—	$—	$70	$70
Gas hedge contracts	6	—	—	6
	$6	$—	$70	$76

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2018 and 2017:

	2018		2017
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of April 1,	$75	$8	$5	$8
Total gains (losses) for the period (a)
Included in earnings	(15)	—	4	—
Included in other comprehensive income	(80)	—	43	—
Included as a regulatory liability/asset	—	28	—	31
Issuances of financial transmission rights	—	46	—	62
Settlements	(5)	(41)	(14)	(44)
Balance as of June 30,	($25)	$41	$38	$57

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($0.8) million for the three months ended June 30, 2018 and ($0.1) million for the three months ended June 30, 2017.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2018 and 2017:

	2018		2017
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	($65)	$21	$5	$21
Total gains (losses) for the period (a)
Included in earnings	(1)	(1)	4	—
Included in other comprehensive income	11	—	93	—
Included as a regulatory liability/asset	—	48	—	48
Issuances of financial transmission rights	—	46	—	62
Settlements	30	(73)	(64)	(74)
Balance as of June 30,	($25)	$41	$38	$57

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($0.7) million for the six months ended June 30, 2018 and $0.3 million for the six months ended June 30, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of June 30, 2018:

Transaction Type	Fair Value as of June 30, 2018	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	($25)	Unit contingent discount	+/-	4% - 4.75%	($3)

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$232.8	$—	$—	$232.8
Decommissioning trust funds (a):
Equity securities	$11.3	$—	$—	$11.3
Debt securities	89.1	252.6	—	341.7
Common trusts (b)				601.4
Securitization recovery trust account	4.1	—	—	4.1
Financial transmission rights	—	—	10.5	10.5
	$337.3	$252.6	$10.5	$1,201.8

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$11.7	$—	$—	$11.7
Debt securities	115.8	232.4	—	348.2
Common trusts (b)				585.0
Securitization recovery trust account	3.7	—	—	3.7
Escrow accounts	2.4	—	—	2.4
Financial transmission rights	—	—	3.0	3.0
	$133.6	$232.4	$3.0	$954.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.8	$—	$—	$28.8
Decommissioning trust funds (a):
Equity securities	18.1	—	—	18.1
Debt securities	141.5	372.3	—	513.8
Common trusts (b)				803.0
Escrow accounts	286.7	—	—	286.7
Securitization recovery trust account	3.4	—	—	3.4
Gas hedge contracts	2.7	—	—	2.7
Financial transmission rights	—	—	18.2	18.2
	$481.2	$372.3	$18.2	$1,674.7

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$30.1	$—	$—	$30.1
Decommissioning trust funds (a):
Equity securities	15.2	—	—	15.2
Debt securities	143.3	350.5	—	493.8
Common trusts (b)				803.1
Escrow accounts	289.5	—	—	289.5
Securitization recovery trust account	2.0	—	—	2.0
Financial transmission rights	—	—	10.2	10.2
	$480.1	$350.5	$10.2	$1,643.9

Liabilities:
Gas hedge contracts	$5.0	$—	$—	$5.0

Entergy Mississippi

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$32.2	$—	$—	$32.2
Gas hedge contracts	0.5	—	—	0.5
Financial transmission rights	—	—	4.4	4.4
	$32.7	$—	$4.4	$37.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.5	$—	$—	$4.5
Escrow accounts	32.0	—	—	32.0
Financial transmission rights	—	—	2.1	2.1
	$36.5	$—	$2.1	$38.6

Liabilities:
Gas hedge contracts	$1.2	$—	$—	$1.2

Entergy New Orleans

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$1.5	$—	$—	$1.5
Escrow accounts	80.1	—	—	80.1
Financial transmission rights	—	—	3.0	3.0
	$81.6	$—	$3.0	$84.6

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$32.7	$—	$—	$32.7
Securitization recovery trust account	1.5	—	—	1.5
Escrow accounts	81.9	—	—	81.9
Financial transmission rights	—	—	2.2	2.2
	$116.1	$—	$2.2	$118.3

Liabilities:
Gas hedge contracts	$0.2	$—	$—	$0.2

Entergy Texas

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$40.4	$—	$—	$40.4
Securitization recovery trust account	31.2	—	—	31.2
Financial transmission rights	—	—	4.7	4.7
	$71.6	$—	$4.7	$76.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$115.5	$—	$—	$115.5
Securitization recovery trust account	37.7	—	—	37.7
Financial transmission rights	—	—	3.4	3.4
	$153.2	$—	$3.4	$156.6

System Energy

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$258.7	$—	$—	$258.7
Decommissioning trust funds (a):
Equity securities	5.0	—	—	5.0
Debt securities	178.7	145.5	—	324.2
Common trusts (b)				585.2
	$442.4	$145.5	$—	$1,173.1

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$287.1	$—	$—	$287.1
Decommissioning trust funds (a):
Equity securities	3.1	—	—	3.1
Debt securities	187.2	143.3	—	330.5
Common trusts (b)				572.1
	$477.4	$143.3	$—	$1,192.8

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2018.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1, 2018	$1.8	$3.4	$0.9	$0.7	$1.4
Issuances of financial transmission rights	11.8	20.0	4.5	3.7	6.1
Gains included as a regulatory liability/asset	(1.0)	20.6	8.8	3.8	(4.6)
Settlements	(2.1)	(25.8)	(9.8)	(5.2)	1.8
Balance as of June 30, 2018	$10.5	$18.2	$4.4	$3.0	$4.7

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2017.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1, 2017	$0.9	$4.1	$1.3	$0.5	$1.0
Issuances of financial transmission rights	8.9	31.0	9.6	5.0	7.1
Gains included as a regulatory liability/asset	9.0	7.5	6.7	3.1	4.3
Settlements	(10.5)	(14.3)	(8.5)	(3.4)	(6.9)
Balance as of June 30, 2017	$8.3	$28.3	$9.1	$5.2	$5.5

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2018.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2018	$3.0	$10.2	$2.1	$2.2	$3.4
Issuances of financial transmission rights	11.8	20.0	4.5	3.7	6.1
Gains included as a regulatory liability/asset	5.8	31.4	15.4	5.5	(10.1)
Settlements	(10.1)	(43.4)	(17.6)	(8.4)	5.3
Balance as of June 30, 2018	$10.5	$18.2	$4.4	$3.0	$4.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2017.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2017	$5.4	$8.5	$3.2	$1.1	$3.1
Issuances of financial transmission rights	8.9	31.0	9.6	5.0	7.1
Gains (losses) included as a regulatory liability/asset	9.1	18.3	7.9	4.8	7.4
Settlements	(15.1)	(29.5)	(11.6)	(5.7)	(12.1)
Balance as of June 30, 2017	$8.3	$28.3	$9.1	$5.2	$5.5

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

Entergy implemented ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018. The ASU requires investments in equity securities, excluding those accounted for under the equity method or resulting in consolidation of the investee, to be measured at fair value with changes recognized in net income. Entergy implemented this ASU using a modified retrospective method, and Entergy recorded an adjustment increasing retained earnings and increasing accumulated other comprehensive loss by $633 million as of January 1, 2018 for the cumulative effect of the unrealized gains and losses on investments in equity securities held by the decommissioning trust funds that do not meet the criteria for regulatory accounting treatment. Going forward, unrealized gains and losses on investments in equity securities held by the nuclear decommissioning trust funds will be recorded in earnings as they occur rather than in other comprehensive income. In accordance with the regulatory treatment of the decommissioning trust funds of the Registrant Subsidiaries, an offsetting amount of unrealized gains/(losses) will continue to be recorded in other regulatory liabilities/assets.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the excess trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds are recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity.  Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2018 on equity securities still held as of June 30, 2018 were $100 million and $33 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The available-for-sale securities held as of June 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	$2,620	$20	$53

2017
Equity Securities	$4,662	$2,131	$1
Debt Securities	2,550	44	16
Total	$7,212	$2,175	$17

The unrealized gains/(losses) above are reported before deferred taxes of $472 million as of December 31, 2017 for equity securities, and ($5) million as of June 30, 2018 and $7 million as of December 31, 2017 for debt securities. The amortized cost of debt securities was $2,653 million as of June 30, 2018 and $2,539 million as of December 31, 2017.  As of June 30, 2018, the debt securities have an average coupon rate of approximately 3.31%, an average duration of approximately 6.77 years, and an average maturity of approximately 10.06 years.

The fair value and gross unrealized losses of the available-for-sale debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2018:

	Debt Securities
	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1,624	$40
More than 12 months	229	13
Total	$1,853	$53

The fair value and gross unrealized losses of available-for-sale securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$8	$1	$1,099	$7
More than 12 months	—	—	265	9
Total	$8	$1	$1,364	$16

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$131	$74
1 year - 5 years	963	902
5 years - 10 years	693	812
10 years - 15 years	148	147
15 years - 20 years	105	100
20 years+	580	515
Total	$2,620	$2,550

During the three months ended June 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $710 million and $949 million, respectively.  During the three months ended June 30, 2018 and 2017, gross gains of $1 million and $61 million, respectively, and gross losses of $15 million and $2 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $1,801 million and $1,463 million, respectively.  During the six months ended June 30, 2018 and 2017, gross gains of $2 million and $70 million, respectively, and gross losses of $22 million and $7 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of June 30, 2018 are $491 million for Indian Point 1, $621 million for Indian Point 2, $801 million for Indian Point 3, $460 million for Palisades, $1,055 million for Pilgrim, and $585 million for Vermont Yankee. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2017 are $491 million for Indian Point 1, $621 million for Indian Point 2, $798 million for Indian Point 3, $458 million for Palisades, $1,068 million for Pilgrim, and $613 million for Vermont Yankee. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	$341.7	$0.4	$9.9

2017
Equity Securities	$596.7	$354.9	$—
Debt Securities	348.2	2.1	3.0
Total	$944.9	$357.0	$3.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $351.2 million as of June 30, 2018 and $349.1 million as of December 31, 2017.  As of June 30, 2018, the debt securities have an average coupon rate of approximately 2.64%, an average duration of approximately 4.72 years, and an average maturity of approximately 6.38 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2018 on equity securities still held as of June 30, 2018 were $16.8 million and $8.9 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of the available-for-sale debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2018:

	Debt Securities
	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$266.6	$7.9
More than 12 months	34.4	2.0
Total	$301.0	$9.9

The fair value and gross unrealized losses of the available-for-sale securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$168.0	$1.2
More than 12 months	—	—	41.4	1.8
Total	$—	$—	$209.4	$3.0

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$29.5	$13.0
1 year - 5 years	161.6	123.4
5 years - 10 years	115.4	180.6
10 years - 15 years	3.4	4.8
15 years - 20 years	5.9	3.4
20 years+	25.9	23.0
Total	$341.7	$348.2

During the three months ended June 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $86.5 million and $131.3 million, respectively.  During the three months ended June 30, 2018 and 2017, gross gains of $0.01 million and $11.2 million, respectively, and gross losses of $2.3 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the six months ended June 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $121.4 million and $167.3 million, respectively.  During the six months ended June 30, 2018 and 2017, gross gains of $0.1 million and $11.7 million, respectively, and gross losses of $2.4 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	$513.8	$4.7	$10.3

2017
Equity Securities	$818.3	$461.2	$—
Debt Securities	493.8	10.9	3.6
Total	$1,312.1	$472.1	$3.6

The amortized cost of debt securities was $519.3 million as of June 30, 2018 and $490 million as of December 31, 2017.  As of June 30, 2018, the debt securities have an average coupon rate of approximately 3.79%, an average duration of approximately 5.86 years, and an average maturity of approximately 11.64 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2018 on equity securities still held as of June 30, 2018 were $22.2 million and $11.5 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of the available-for-sale debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2018:

	Debt Securities
	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$287.6	$6.3
More than 12 months	75.5	4.0
Total	$363.1	$10.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of the available-for-sale securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$135.3	$1.1
More than 12 months	—	—	84.4	2.5
Total	$—	$—	$219.7	$3.6

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$29.5	$23.2
1 year - 5 years	140.5	122.8
5 years - 10 years	101.7	109.3
10 years - 15 years	53.7	52.7
15 years - 20 years	45.0	50.7
20 years+	143.4	135.1
Total	$513.8	$493.8

During the three months ended June 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $43.9 million and $85 million, respectively.  During the three months ended June 30, 2018 and 2017, gross gains of $0.01 million and $5 million, respectively, and gross losses of $0.4 million and 0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $169.4 million and $125.6 million, respectively.  During the six months ended June 30, 2018 and 2017, gross gains of $0.5 million and $5 million, respectively, and gross losses of $1.2 million and $0.3 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	$324.2	$1.6	$5.7

2017
Equity Securities	$575.2	$308.6	$—
Debt Securities	330.5	4.2	1.2
Total	$905.7	$312.8	$1.2

The amortized cost of debt securities was $328.3 million as of June 30, 2018 and $327.5 million as of December 31, 2017.  As of June 30, 2018, the debt securities have an average coupon rate of approximately 2.93%, an average duration of approximately 6.22 years, and an average maturity of approximately 9.12 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2018 on equity securities still held as of June 30, 2018 were $16.3 million and $8.5 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of the available-for-sale debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2018:

	Debt Securities
	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$187.0	$5.1
More than 12 months	9.2	0.6
Total	$196.2	$5.7

The fair value and gross unrealized losses of the available-for-sale securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$196.9	$1.0
More than 12 months	—	—	10.4	0.2
Total	$—	$—	$207.3	$1.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$9.7	$4.1
1 year - 5 years	169.2	173.0
5 years - 10 years	71.6	78.5
10 years - 15 years	2.7	1.0
15 years - 20 years	11.3	6.9
20 years+	59.7	67.0
Total	$324.2	$330.5

During the three months ended June 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $145.2 million and $177.7 million, respectively.  During the three months ended June 30, 2018 and 2017, gross gains of $0.2 million and $0.4 million, respectively, and gross losses of $3.9 million and $0.6 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $199.4 million and $253.5 million, respectively.  During the six months ended June 30, 2018 and 2017, gross gains of $0.3 million and $0.5 million, respectively, and gross losses of $4.5 million and $1.3 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy evaluates the available-for-sale debt securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and six months ended June 30, 2018 and 2017.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.

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

2012-2013 IRS Audit

The IRS has completed its examination of the 2012 and 2013 tax years and issued its 2012-2013 Revenue Agent Report (RAR) in June 2018. Entergy has agreed to all proposed adjustments contained in the RAR. Entergy and the Registrant Subsidiaries recorded the effects of these adjustments in June 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As a result of the issuance of the RAR, Entergy Louisiana was able to recognize previously unrecognized tax benefits of $52 million related to the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing.

The settlement of the above-described item, along with other minor recorded adjustments, decreased Entergy Louisiana’s balance of unrecognized tax benefits from $926 million as of December 31, 2017 to $856 million as of June 30, 2018, net of carryovers for losses and credits.

Tax Cuts and Jobs Act

As discussed in the Form 10-K, the Tax Cuts and Jobs Act limits the deduction for net business interest expense in certain circumstances. The limitation does not apply to interest expense allocable to the Utility. In Notice 2018-28 released on April 2, 2018, the IRS announced that it intends to issue proposed regulations that will provide guidance to assist taxpayers in complying with the new interest provisions under the Tax Cuts and Jobs Act. The notice provides general and limited information of the IRS’s interpretation regarding methodologies that could be used for the allocation of the interest expense limitation. As a result of the new provision contained in the Tax Cuts and Jobs Act, Entergy recorded limitations in 2018 which did not have a material effect on financial position, results of operations, or cash flows.

For a discussion of proceedings commenced or other responses by Entergy’s regulators to the Tax Cuts and Jobs Act, see Note 2 to the financial statements herein and in the Form 10-K.

During the second quarter 2018, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and System Energy began returning unprotected excess accumulated deferred income taxes, associated with the effects of the Tax Cuts and Jobs Act, to their customers through rate riders and other means approved by each operating company’s respective regulatory commission. Return of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This has a significant effect on the effective tax rate for the period as compared to the statutory tax rate. In the second quarter 2018 the return of unprotected excess accumulated deferred income taxes reduced the Registrant Subsidiaries’ regulatory liability for income taxes as follows: Entergy Arkansas, $108 million; Entergy Louisiana, $31 million; Entergy Mississippi, $129 million; and System Entergy, $11 million.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2018 are $280 million for Entergy, $30.3 million for Entergy Arkansas, $113.5 million for Entergy Louisiana, $15.2 million for Entergy Mississippi, $4.8 million for Entergy New Orleans, $7.1 million for Entergy Texas, and $53 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2017 are $368 million for Entergy, $58.8 million for Entergy Arkansas, $160.4 million for Entergy Louisiana, $17.1 million for Entergy Mississippi, $2.5 million for Entergy New Orleans, $32.8 million for Entergy Texas, and $33.9 million for System Energy.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements in the Form 10-K. System Energy made payments on its lease, including interest, of $8.6 million in the six months ended June 30, 2018 and $8.6 million in the six months ended June 30, 2017.

NOTE 13.  REVENUE RECOGNITION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Revenue Recognition

Entergy implemented ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective January 1, 2018. Topic 606 requires entities to “recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU details a five-step model that should be followed to achieve the core principle. This accounting was applied to all contracts using the modified retrospective method, which requires an adjustment to retained earnings for the cumulative effect of adopting the standard as of the effective date. Because the standard did not result in any material change in how Entergy recognizes revenue, however, no adjustment to retained earnings was required. Similarly, there was no effect on revenues recognized under Topic 606 for the three or six months ended June 30, 2018.

Revenues from electric service and the sale of natural gas are recognized when services are transferred to the customer in an amount equal to what Entergy has the right to bill the customer because this amount represents the value of services provided to customers.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s total revenues for the three and six months ended June 30, 2018 were as follows:

	2018
	Three Months Ended	Six Months Ended
	(In Thousands)
Utility:
Residential	$768,710	$1,660,795
Commercial	581,899	1,177,620
Industrial	624,818	1,222,004
Governmental	56,823	113,301
Total billed retail	2,032,250	4,173,720

Sales for resale (a)	69,212	138,738
Other electric revenues (b)	219,391	246,822
Non-customer revenues (c)	9,372	19,206
Total electric revenues	2,330,225	4,578,486

Natural gas	29,943	86,638

Entergy Wholesale Commodities:
Competitive businesses sales (a)	331,562	740,697
Non-customer revenues (c)	(22,960)	(13,171)
Total competitive businesses	308,602	727,526

Total operating revenues	$2,668,770	$5,392,650

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total revenues for the three months ended June 30, 2018 were as follows:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$159,130	$267,915	$132,730	$58,232	$150,703
Commercial	93,741	221,740	117,351	54,524	94,544
Industrial	97,973	368,678	46,129	9,267	102,771
Governmental	3,766	16,705	11,452	18,448	6,452
Total billed retail	354,610	875,038	307,662	140,471	354,470

Sales for resale (a)	53,195	111,801	11,776	6,190	25,177
Other electric revenues (b)	84,102	70,027	31,696	11,623	23,468
Non-customer revenues (c)	2,698	4,823	2,555	1,318	371
Total electric revenues	494,605	1,061,689	353,689	159,602	403,486

Natural gas	—	11,099	—	18,844	—

Total operating revenues	$494,605	$1,072,788	$353,689	$178,446	$403,486

The Registrant Subsidiaries’ total revenues for the six months ended June 30, 2018 were as follows:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$394,654	$563,433	$281,073	$122,807	$298,828
Commercial	214,375	446,667	227,811	108,796	179,971
Industrial	209,450	721,014	88,629	16,838	186,073
Governmental	8,414	34,015	22,300	36,139	12,433
Total billed retail	826,893	1,765,129	619,813	284,580	677,305

Sales for resale (a)	119,299	201,056	13,769	19,527	48,538
Other electric revenues (b)	94,125	90,529	30,977	8,511	25,733
Non-customer revenues (c)	5,312	10,081	4,873	2,802	850
Total electric revenues	1,045,629	2,066,795	669,432	315,420	752,426

Natural gas	—	35,337	—	51,301	—

Total operating revenues	$1,045,629	$2,102,132	$669,432	$366,721	$752,426

(a)
Sales for resale and competitive businesses sales include day-ahead sales of energy in a market administered by an ISO. These sales represent financially binding commitments for the sale of physical energy the next day. These sales are adjusted to actual power generated and delivered in the real time market. Given the short

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2018, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2018 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2018 Compared to Second Quarter 2017

Net income increased $44 million primarily due to higher net revenue, after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes, and a lower effective income tax rate, partially offset by lower other income and higher other operation and maintenance expenses.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net income increased $66 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses, lower other income, and higher depreciation and amortization expenses.

Net Revenue

Second Quarter 2018 Compared to Second Quarter 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the second quarter 2018 to the second quarter 2017:

Amount
(In Millions)
2017 net revenue	$366.5
Return of unprotected excess accumulated deferred income taxes to customers	(107.6)
Retail electric price	20.1
Volume/weather	46.7
Other	9.9
2018 net revenue	$335.6

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. There is no effect on net income as the reduction in net revenue was offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase of 331 GWh, or 7%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily due to a new customer in the primary metals industry.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2018 to the six months ended June 30, 2017:

Amount
(In Millions)
2017 net revenue	$696.8
Volume/weather	67.1
Retail electric price	42.5
Return of unprotected excess accumulated deferred income taxes to customers	(107.6)
Other	10.8
2018 net revenue	$709.6

The volume/weather variance is primarily due to an increase of 930 GWh, or 10%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily due to a new customer in the primary metals industry.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2018 and an increase in the energy efficiency rider effective January 2018, each as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. There is no effect on net income as the reduction in net revenue was offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other Income Statement Variances

Second Quarter 2018 Compared to Second Quarter 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.7 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2018 as compared to the same period in 2017;

•	higher energy efficiency expenses of $3.8 million due to the timing of recovery from customers in 2017; and

•
an increase of $1.4 million in nuclear generation expenses primarily due to higher labor costs, including contract labor, to position the nuclear fleet to meet its operational goals. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals.

The increase was partially offset by higher nuclear insurance refunds of $2.9 million.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income decreased primarily due to changes in decommissioning trust fund investment activity, including portfolio rebalancing for the ANO 1 decommissioning trust fund in second quarter 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Nuclear refueling outage expenses increased primarily due to the amortization of higher costs associated with the most recent outages as compared to previous outages.

Other operation and maintenance expenses increased primarily due to:

•
an increase of $8 million in nuclear generation expenses primarily due to higher labor costs, including contract labor, to position the nuclear fleet to meet its operational goals. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals;

•	higher energy efficiency expenses of $7.9 million due to the timing of recovery from customers; and

•	an increase of $4.2 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2018 as compared to the same period in 2017.

The increase was partially offset by higher nuclear insurance refunds of $6.5 million.

Taxes other than income taxes increased primarily due to an increase in payroll taxes and an increase in ad valorem taxes. Ad valorem taxes increased primarily due to higher assessments and higher millage rates.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income decreased primarily due to changes in decommissioning trust fund investment activity, including portfolio rebalancing for the ANO 1 decommissioning trust fund in 2017.

Interest expense increased primarily due to the issuance of $220 million of 3.5% Series first mortgage bonds in May 2017 and the issuance of $250 million of 4.0% Series first mortgage bonds in May 2018.

Income Taxes

The effective income tax rate was (10,762.6%) for the second quarter 2018. The difference in the effective income tax rate for the second quarter 2018 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by an IRS audit settlement for the 2012-2013 tax returns. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for a discussion of the IRS audit settlement.

The effective income tax rate was (155.6%) for the six months ended June 30, 2018. The difference in the effective income tax rate for the six months ended June 30, 2018 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, and certain book and tax differences related to utility plant items. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was 38.4% for the second quarter 2017. The difference in the effective income tax rate for the second quarter 2017 versus the federal statutory rate of 35% was primarily due to state income taxes

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act. Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements herein and in the Form 10-K contains a discussion of proceedings commenced or other responses by Entergy and Entergy’s regulators to the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,216	$20,509

Cash flow provided by (used in):
Operating activities	226,595	191,161
Investing activities	(392,234)	(418,321)
Financing activities	392,491	209,728
Net increase (decrease) in cash and cash equivalents	226,852	(17,432)

Cash and cash equivalents at end of period	$233,068	$3,077

Operating Activities

Net cash flow provided by operating activities increased $35.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the timing of recovery of fuel and purchased power costs and a decrease of $20.5 million in spending on nuclear refueling outages in 2018. The increase was partially offset by the return of unprotected excess accumulated deferred income taxes to customers and the timing of collection of receivables from customers. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $26.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to:

•
a decrease of $49.5 million as a result of the fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	a decrease of $16.3 million in storm spending;

•	a decrease of $11.7 million in nuclear construction expenditures primarily due to a lower scope of work performed on various nuclear projects in 2018 as compared to the same period in 2017;

•	a decrease of $9.4 million in transmission construction expenditures due to a decrease in spending on various transmission projects in 2018 as compared to the same period in 2017; and

•
a decrease of $9.1 million in fossil-fueled generation construction expenditures due to a decrease in spending on various fossil-fueled generation projects in 2018 as compared to the same period in 2017.

The decrease was partially offset by money pool activity and an increase of $10.5 million in information technology construction expenditures primarily due to increased spending on various technology projects.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $57.7 million for the six months ended June 30, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Arkansas’s cash provided by financing activities increased $182.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to:

•
a $350 million capital contribution from Entergy Corporation in 2018 in anticipation of the return of unprotected excess accumulated deferred income taxes to customers and upcoming planned capital investments; and

•	net borrowings of $16.8 million in 2018 on the Entergy Arkansas nuclear fuel company variable interest entity.

The increase was partially offset by:

•	money pool activity; and

•
net repayments of short-term borrowings of $50 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2018 as compared to net short-term borrowings of $31.4 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2017.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $166.1 million in 2018 compared to decreasing by $37.6 million in 2017.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Arkansas is primarily due to the $350 million capital contribution from Entergy Corporation in 2018.

	June 30, 2018	December 31, 2017
Debt to capital	52.8%	55.5%
Effect of excluding the securitization bonds	(0.3%)	(0.3%)
Debt to capital, excluding securitization bonds (a)	52.5%	55.2%
Effect of subtracting cash	(1.9%)	—%
Net debt to net capital, excluding securitization bonds (a)	50.6%	55.2%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
(In Thousands)
$57,708	($166,137)	($13,669)	($51,232)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in August 2022. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2019. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of June 30, 2018, no cash borrowings and no letters of credit were outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2018, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in May 2019.  As of June 30, 2018, $41.7 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2018 Formula Rate Plan Filing

In July 2018, Entergy Arkansas filed with the APSC its 2018 formula rate plan filing to set its formula rate for the 2019 calendar year. The filing shows Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2019 test period to be below the formula rate plan bandwidth. Additionally, the filing includes the first netting adjustment under the current formula rate plan for the historical test year 2017, which is a comparison of projected costs and sales approved in the 2016 formula rate plan filing to actual 2017 costs and sales data. The filing includes a projected $73.4 million revenue deficiency for 2019 and a $95.6 million revenue deficiency for the 2017 historical test year, for a total revenue requirement of $169 million for this filing. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeds the constraint, the resulting increase is limited to four percent of total revenue, which is $65.4 million. Entergy Arkansas recommended that the parties to the proceeding support a hearing date in November 2018 and requested that the APSC issue an order approving the proposed formula rate plan adjustment in December 2018, with the proposed formula rate plan adjustment effective with the first billing cycle of January 2019.

Internal Restructuring

As discussed in the Form 10-K, in November 2017, Entergy Arkansas filed an application with the APSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Arkansas to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. The restructuring is subject to regulatory review and approval by the APSC, the FERC, and the NRC. Entergy Arkansas also filed a notice with the Missouri Public Service Commission in December 2017 out of an abundance of caution, although Entergy Arkansas does not serve any retail customers in Missouri. In April 2018 the Missouri Public Service Commission approved Entergy Arkansas’s filing. In July 2018, Entergy Arkansas filed a settlement, reached by all parties in the APSC proceeding, resolving all issues and seeking an APSC decision no later than September 1, 2018. If the appropriate approvals are obtained, Entergy Arkansas expects the restructuring will be consummated on or before December 1, 2018.

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

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas also stated that potential effects of the Tax Cuts and Job Act are appropriately considered in the APSC’s separate proceeding looking at potential implications of the new tax law. The APSC general staff filed a reply to the Arkansas Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. In April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation of the issues suggested by the Attorney General in the proceeding at this time. The redetermined rate became effective with the first billing cycle of April 2018. Discovery continues to be conducted by the parties with respect to that redetermined rate.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

ANO

See Note 8 to the financial statements in the Form 10-K for discussion of the NRC’s decision in March 2015 to move ANO into the “multiple/repetitive degraded cornerstone column,” or Column 4, of the NRC’s Reactor Oversight Process Action Matrix, and the resulting significant additional NRC inspection activities at the ANO site. In June 2018 the NRC moved ANO 1 and ANO 2 into the “licensee response column,” or Column 1, of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review ANO 1’s and ANO 2’s performance in addressing issues that had previously resulted in classification in the “multiple/repetitive degraded cornerstone column,” or Column 4.

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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$494,605	$496,662	$1,045,629	$971,013

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	106,496	50,691	214,802	150,100
Purchased power	64,839	74,552	136,811	129,685
Nuclear refueling outage expenses	19,159	17,335	42,561	36,954
Other operation and maintenance	177,792	168,190	347,150	331,198
Decommissioning	14,985	14,106	29,745	28,001
Taxes other than income taxes	24,445	25,128	52,350	49,179
Depreciation and amortization	72,701	69,087	144,682	136,153
Other regulatory charges (credits) - net	(12,313)	4,948	(15,620)	(5,578)
TOTAL	468,104	424,037	952,481	855,692

OPERATING INCOME	26,501	72,625	93,148	115,321

OTHER INCOME
Allowance for equity funds used during construction	4,471	5,432	8,479	9,782
Interest and investment income	2,478	14,195	9,292	21,127
Miscellaneous - net	(3,881)	(3,688)	(7,752)	(6,644)
TOTAL	3,068	15,939	10,019	24,265

INTEREST EXPENSE
Interest expense	30,917	28,514	60,683	55,766
Allowance for borrowed funds used during construction	(2,108)	(2,552)	(3,998)	(4,514)
TOTAL	28,809	25,962	56,685	51,252

INCOME BEFORE INCOME TAXES	760	62,602	46,482	88,334

Income taxes	(81,796)	24,052	(72,329)	35,480

NET INCOME	82,556	38,550	118,811	52,854

Preferred dividend requirements	357	357	714	714

EARNINGS APPLICABLE TO COMMON STOCK	$82,199	$38,193	$118,097	$52,140

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$118,811	$52,854
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	221,935	198,082
Deferred income taxes, investment tax credits, and non-current taxes accrued	(32,906)	38,005
Changes in assets and liabilities:
Receivables	(6,091)	12,092
Fuel inventory	12,289	(1,602)
Accounts payable	(25,035)	(29,109)
Taxes accrued	66,500	937
Interest accrued	1,260	1,816
Deferred fuel costs	(5,896)	(48,442)
Other working capital accounts	(8,750)	(32,055)
Provisions for estimated losses	12,453	7,457
Other regulatory assets	8,587	(5,592)
Other regulatory liabilities	(111,600)	24,890
Pension and other postretirement liabilities	(37,601)	(40,637)
Other assets and liabilities	12,639	12,465
Net cash flow provided by operating activities	226,595	191,161

INVESTING ACTIVITIES
Construction expenditures	(350,429)	(381,197)
Allowance for equity funds used during construction	8,732	10,198
Nuclear fuel purchases	(23,342)	(92,927)
Proceeds from sale of nuclear fuel	30,907	51,029
Proceeds from nuclear decommissioning trust fund sales	121,440	167,329
Investment in nuclear decommissioning trust funds	(128,598)	(173,324)
Change in money pool receivable - net	(57,708)	—
Changes in securitization account	(279)	571
Insurance proceeds	7,043	—
Net cash flow used in investing activities	(392,234)	(418,321)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	464,544	222,937
Retirement of long-term debt	(206,843)	(6,799)
Capital contribution from parent	350,000	—
Changes in short-term borrowings - net	(49,974)	31,436
Changes in money pool payable - net	(166,137)	(37,563)
Dividends paid:
Preferred stock	(714)	(714)
Other	1,615	431
Net cash flow provided by financing activities	392,491	209,728

Net increase (decrease) in cash and cash equivalents	226,852	(17,432)
Cash and cash equivalents at beginning of period	6,216	20,509
Cash and cash equivalents at end of period	$233,068	$3,077

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$56,900	$51,232

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$239	$6,184
Temporary cash investments	232,829	32
Total cash and cash equivalents	233,068	6,216
Securitization recovery trust account	4,027	3,748
Accounts receivable:
Customer	108,351	110,016
Allowance for doubtful accounts	(1,086)	(1,063)
Associated companies	93,367	38,765
Other	44,978	65,209
Accrued unbilled revenues	136,236	105,120
Total accounts receivable	381,846	318,047
Deferred fuel costs	69,099	63,302
Fuel inventory - at average cost	17,069	29,358
Materials and supplies - at average cost	193,849	192,853
Deferred nuclear refueling outage costs	61,618	56,485
Prepayments and other	22,112	12,108
TOTAL	982,688	682,117

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	954,400	944,890
Other	785	3,160
TOTAL	955,185	948,050

UTILITY PLANT
Electric	11,252,167	11,059,538
Construction work in progress	331,715	280,888
Nuclear fuel	219,762	277,345
TOTAL UTILITY PLANT	11,803,644	11,617,771
Less - accumulated depreciation and amortization	4,848,505	4,762,352
UTILITY PLANT - NET	6,955,139	6,855,419

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $21,480 as of June 30, 2018 and $28,583 as of December 31, 2017)	1,558,850	1,567,437
Deferred fuel costs	67,195	67,096
Other	16,263	13,910
TOTAL	1,642,308	1,648,443

TOTAL ASSETS	$10,535,320	$10,134,029

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$41,700	$—
Short-term borrowings	—	49,974
Accounts payable:
Associated companies	187,846	365,915
Other	174,639	215,942
Customer deposits	98,551	97,687
Taxes accrued	113,821	47,321
Interest accrued	19,475	18,215
Current portion of unprotected excess accumulated deferred income taxes	305,697	—
Other	34,052	29,922
TOTAL	975,781	824,976

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,165,690	1,190,669
Accumulated deferred investment tax credits	33,503	34,104
Regulatory liability for income taxes - net	565,811	985,823
Other regulatory liabilities	366,306	363,591
Decommissioning	1,011,589	981,213
Accumulated provisions	47,182	34,729
Pension and other postretirement liabilities	315,711	353,274
Long-term debt (includes securitization bonds of $27,881 as of June 30, 2018 and $34,662 as of December 31, 2017)	3,170,724	2,952,399
Other	6,822	5,147
TOTAL	6,683,338	6,900,949

Commitments and Contingencies

Preferred stock without sinking fund	31,350	31,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2018 and 2017	470	470
Paid-in capital	1,140,264	790,264
Retained earnings	1,704,117	1,586,020
TOTAL	2,844,851	2,376,754

TOTAL LIABILITIES AND EQUITY	$10,535,320	$10,134,029

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$470	$790,243	$1,462,604	$2,253,317

Net income	—	—	52,854	52,854
Preferred stock dividends	—	—	(714)	(714)

Balance at June 30, 2017	$470	$790,243	$1,514,744	$2,305,457

Balance at December 31, 2017	$470	$790,264	$1,586,020	$2,376,754

Net income	—	—	118,811	118,811
Capital contribution from parent	—	350,000	—	350,000
Preferred stock dividends	—	—	(714)	(714)

Balance at June 30, 2018	$470	$1,140,264	$1,704,117	$2,844,851

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$159	$160	($1)	(1)
Commercial	94	119	(25)	(21)
Industrial	98	114	(16)	(14)
Governmental	4	5	(1)	(20)
Total billed retail	355	398	(43)	(11)
Sales for resale:
Associated companies	26	31	(5)	(16)
Non-associated companies	27	6	21	350
Other	87	62	25	40
Total	$495	$497	($2)	—

Billed Electric Energy Sales (GWh):
Residential	1,644	1,462	182	12
Commercial	1,396	1,372	24	2
Industrial	1,953	1,829	124	7
Governmental	58	57	1	2
Total retail	5,051	4,720	331	7
Sales for resale:
Associated companies	236	387	(151)	(39)
Non-associated companies	1,171	386	785	203
Total	6,458	5,493	965	18

	Six Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$395	$343	$52	15
Commercial	214	225	(11)	(5)
Industrial	210	210	—	—
Governmental	8	9	(1)	(11)
Total billed retail	827	787	40	5
Sales for resale:
Associated companies	56	63	(7)	(11)
Non-associated companies	63	51	12	24
Other	100	70	30	43
Total	$1,046	$971	$75	8

Billed Electric Energy Sales (GWh):
Residential	3,973	3,389	584	17
Commercial	2,761	2,687	74	3
Industrial	3,781	3,510	271	8
Governmental	114	113	1	1
Total retail	10,629	9,699	930	10
Sales for resale:
Associated companies	723	833	(110)	(13)
Non-associated companies	2,888	2,348	540	23
Total	14,240	12,880	1,360	11

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2018 Compared to Second Quarter 2017

Net income increased $59.9 million primarily due to a lower effective income tax rate, primarily due to an IRS audit settlement for the 2012-2013 tax returns that is discussed in Note 10 to the financial statements herein. The increase in income is partially offset by higher other operation and maintenance expenses.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net income increased $77.1 million primarily due to a lower effective income tax rate, primarily due to an IRS audit settlement for the 2012-2013 tax returns that is discussed in Note 10 to the financial statements herein, and higher net revenue, after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes. The increase was partially offset by higher other operation and maintenance expenses.

Net Revenue

Second Quarter 2018 Compared to Second Quarter 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2018 to the second quarter 2017:

Amount
(In Millions)
2017 net revenue	$623.2
Return of unprotected excess accumulated deferred income taxes to customers	(31.5)
Retail electric price	(20.1)
Volume/weather	26.1
Other	(1.1)
2018 net revenue	$596.6

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return in the second quarter 2018 of unprotected excess accumulated deferred income taxes through changes in the formula rate plan, effective May 2018. There is no effect on net income as the reduction in net revenue was offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to a regulatory charge of $27.4 million recorded in second quarter 2018 to reflect the effects of a provision in the settlement reached in the formula rate plan extension proceeding to return the benefits of the lower federal income tax rate in 2018 to customers. Partially offsetting the decrease were increases resulting from an energy efficiency rider effective January 2018, lower Grand Gulf purchased power expenses,

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

and a decrease in the storm cost offset rider effective April 2018 for financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan extension proceeding.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales. The increase was partially offset by a decrease in industrial usage primarily due to decreased demand from cogeneration customers.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2018 to the six months ended June 30, 2017:

Amount
(In Millions)
2017 net revenue	$1,184.3
Retail electric price	(40.2)
Return of unprotected excess accumulated deferred income taxes to customers	(31.5)
Volume/weather	50.3
Other	7.3
2018 net revenue	$1,170.2

The retail electric price variance is primarily due to a regulatory charge of $55 million recorded in 2018 to reflect the effects of a provision in the settlement reached in the formula rate plan extension proceeding to return the benefits of the lower federal income tax rate in 2018 to customers. Partially offsetting the decrease were increases resulting from an energy efficiency rider effective January 2018, lower Grand Gulf purchased power expenses, and a decrease in the storm cost offset rider effective April 2018 for financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan extension proceeding.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return in 2018 of unprotected excess accumulated deferred income taxes through changes in the formula rate plan, effective May 2018. There is no effect on net income as the reduction in net revenue was offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to an increase of 746 GWh, or 3%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales.

Other Income Statement Variances

Second Quarter 2018 Compared to Second Quarter 2017

Other operation and maintenance expenses increased primarily due to an increase of $12 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed during plant outages in 2018 as compared to the same period in 2017 and an increase of $3.8 million in loss provisions.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $19.1 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed during plant outages in 2018 as compared to the same period in 2017; and

•
an increase of $10.6 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals and a higher scope of work performed during plant outages in 2018 as compared to the same period in 2017.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes, local franchise taxes, and payroll taxes. Ad valorem taxes increased primarily due to higher assessments. Local franchise taxes increased primarily due to higher revenues in 2018 as compared to the same period in 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2018, which included the St. Charles Power Station project, and changes in decommissioning trust fund investment activity, including portfolio rebalancing of certain of the decommissioning trust funds in 2017.

Income Taxes

The effective income tax rates were (42.7%) for the second quarter 2018 and (12.7%) for the six months ended June 30, 2018. The differences in the effective income tax rates for the second quarter 2018 and the six months ended June 30, 2018 versus the federal statutory rate of 21% were primarily due to an IRS audit settlement for the 2012-2013 tax returns, amortization of excess accumulated deferred income taxes, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for a discussion of the IRS audit settlement.

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act. Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements herein and in the Form 10-K contains a discussion of proceedings commenced or other responses by Entergy and Entergy’s regulators to the Tax Act.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$35,907	$213,850

Cash flow provided by (used in):
Operating activities	583,192	533,755
Investing activities	(838,202)	(900,210)
Financing activities	248,131	367,888
Net increase (decrease) in cash and cash equivalents	(6,879)	1,433

Cash and cash equivalents at end of period	$29,028	$215,283

Operating Activities

Net cash flow provided by operating activities increased $49.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to:

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement and refund; and

•	a decrease of $63.1 million in spending on nuclear refueling outages.

The increase was partially offset by:

•
a decrease of $114 million in income tax refunds in 2018 as compared to the same period in 2017. Entergy Louisiana received income tax refunds in 2017 in accordance with an intercompany income tax allocation agreement resulting from the utilization of Entergy Louisiana’s net operating losses;

•
the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements herein for a discussion of the regulatory activity regarding the Tax Cuts and Jobs Act; and

•	a decrease due to the timing of recovery of fuel and purchased power costs.

Investing Activities

Net cash flow used in investing activities decreased $62 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to:

•
a decrease of $148.9 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	money pool activity; and

•	a decrease of $23.3 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects.

The decrease was partially offset by an increase of $87 million in fossil-fueled generation construction expenditures primarily due to higher spending on the Lake Charles Power Station project in 2018 and an increase of $65.5 million

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

in transmission construction expenditures due to a higher scope of work performed in 2018 as compared to the same period in 2017.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $4.4 million for the six months ended June 30, 2018 compared to increasing by $33 million for the six months ended June 30, 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $119.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to:

•	the issuance of $450 million of 3.12% collateral trust mortgage bonds in May 2017. A portion of the proceeds was used to repay $45.3 million of Waterford Series collateral trust mortgage notes;

•
net repayments of short-term borrowings of $43.5 million on the nuclear fuel company variable interest entities’ credit facilities in 2018 compared to net short-term borrowings of $30.7 million in 2017; and

•	net repayments of long-term borrowings of $11.8 million on the nuclear fuel company variable interest entities’ credit facilities in 2018 compared to net borrowings of $51.9 million in 2017.

The decrease was partially offset by:

•	the issuance of $750 million of 4.00% Series first mortgage bonds in March 2018. A portion of the proceeds was used to repay $375 million of 6.0% Series First Mortgage bonds in May 2018; and

•	a decrease of $35.3 million in common equity distributions.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table.

	June 30, 2018	December 31, 2017
Debt to capital	53.9%	53.8%
Effect of excluding securitization bonds	(0.2%)	(0.3%)
Debt to capital, excluding securitization bonds (a)	53.7%	53.5%
Effect of subtracting cash	(0.1%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	53.6%	53.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana’s receivables from the money pool were as follows:

June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
(In Thousands)
$6,779	$11,173	$55,542	$22,503

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in August 2022.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of June 30, 2018, there were no cash borrowings and $9.1 million of letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2018, a $37.8 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, one in the amount of $105 million and one in the amount of $85 million, both scheduled to expire in May 2019.  As of June 30, 2018, $44.8 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of June 30, 2018, $45.4 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Washington Parish Energy Center

As discussed in the Form 10-K, in April 2017, Entergy Louisiana signed an agreement with a subsidiary of Calpine Corporation for the construction and purchase of a peaking plant. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. In April 2018 the parties reached a settlement recommending certification and cost recovery through the additional capacity mechanism of the formula rate plan, consistent with prior LPSC precedent with respect to the certification and recovery of plants previously acquired by Entergy Louisiana. The LPSC issued an order approving the settlement in May 2018.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

Retail Rates - Electric

2016 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. Rates reflecting the adjustments included in the formula rate plan evaluation report were implemented with the first billing cycle of September 2017, subject to refund. In September 2017 the LPSC issued its report indicating that no changes to Entergy Louisiana’s original formula rate plan evaluation report

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

were required but reserved for several issues, including Entergy Louisiana’s September 2017 update to its formula rate plan evaluation report.  In July 2018, Entergy Louisiana and the LPSC staff filed an unopposed joint report setting forth a correction to the annualization calculation, the effect of which was a net $3.5 million revenue requirement reduction, and indicating that there are no outstanding issues with the 2016 formula rate plan report, the supplemental report, or the interim updates.  The LPSC voted to accept and approve the unopposed joint report in August 2018.

Formula Rate Plan Extension Request

In August 2017, Entergy Louisiana filed a request with the LPSC seeking to extend its formula rate plan for three years (2017-2019) with limited modifications of its terms.  Those modifications include: a one-time resetting of base rates to the midpoint of the band at Entergy Louisiana’s authorized return on equity of 9.95% for the 2017 test year; narrowing of the formula rate plan bandwidth from a total of 160 basis points to 80 basis points; and a forward-looking mechanism that would allow Entergy Louisiana to recover certain transmission-related costs contemporaneously with when those projects begin delivering benefits to customers.  Several parties intervened in the proceeding and all parties participated in settlement discussions. In April 2018 the LPSC approved an unopposed joint motion filed by Entergy Louisiana and the LPSC staff that settles the matter. The settlement extends the formula rate plan for three years, providing for rates through at least August 2021. In addition to retaining the major features of the traditional formula rate plan, substantive features of the extended formula rate plan include:

•	a mid-point reset of formula rate plan revenues to a 9.95% earned return on common equity for the 2017 test year and for the St. Charles Power Station when it enters commercial operation;

•	a 9.8% target earned return on common equity for the 2018 and 2019 test years;

•	narrowing of the common equity bandwidth to plus or minus 60 basis points around the target earned return on common equity;

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

2017 Formula Rate Plan Filing

In June 2018, Entergy Louisiana filed its formula rate plan evaluation report for its 2017 calendar year operations. As stated above under “Formula Rate Plan Extension Request” for the 2017 test year there will be a mid-point reset of formula rate plan revenues to a 9.95% earned return on common equity for the 2017 test year. As such, base rider formula rate plan revenue is to be adjusted prospectively to increase or decrease the earned return on equity fully to the approved cost of equity of 9.95%. The 2017 test year evaluation report produced an earned return on equity of 8.16%, due in large part to revenue-neutral realignments to other recovery mechanisms. Without these realignments, the evaluation report produces an earned return on equity of 9.88% and a resulting base rider formula rate plan revenue increase of $4.8 million. Excluding the Tax Act credits provided for by the tax reform adjustment mechanisms, total formula rate plan revenues will further increase by a total of $98 million as a result of the evaluation report due to adjustments to the additional capacity and MISO cost recovery mechanisms of the formula rate plan, and implementation of the transmission recovery mechanism. Results of the 2017 evaluation report filing will be implemented with the September 2018 billing month.

Entergy Louisiana also included in its filing a presentation of an initial proposal to combine the legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana residential rates, which combination would be accomplished on a revenue neutral basis intended not to affect the rates of other customer classes.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Union Power Station and Deactivation or Retirement Decisions for Entergy Louisiana Plants

As discussed in the Form 10-K, as a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. No party contests the prudence of the decision to deactivate Willow Glen 2 and 4 or suggests reactivation of these units; however, issues have been raised related to Entergy Louisiana’s decision to give up its transmission service rights in MISO for Willow Glen 2 and 4 rather than placing the units into suspended status for the three-year term permitted by MISO.  In March 2018 the LPSC adopted the ALJ’s recommended order finding that Entergy Louisiana did not demonstrate that its decision to permanently surrender transmission rights for the mothballed (not retired) Willow Glen 2 and 4 units was reasonable and that Entergy Louisiana should hold customers harmless from increased transmission expenses should those units be reactivated. Because no party or the LPSC suggested that Willow Glen 2 and 4 should be reactivated and because the cost to return those units to service far exceeds the revenue the units were expected to generate in MISO, Entergy Louisiana retired Willow Glen 2 and 4 in March 2018. Entergy Louisiana submitted a compliance filing regarding retirement of Willow Glen 2 and 4, and the LPSC closed the proceeding.

Retail Rates - Gas

2017 Rate Stabilization Plan Filing

In January 2018, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2017.  The filing of the evaluation report for the test year 2017 reflected an earned return on common equity of 9.06%.  This earned return is below the earnings sharing band of the rate stabilization plan and results in a rate increase of $0.1 million.  Due to the enactment of the Tax Act in late-December 2017, Entergy Louisiana did not have adequate time to reflect the effects of this tax legislation in the rate stabilization plan.  In April 2018 Entergy Louisiana filed a supplemental evaluation report for the test year ended September 2017, reflecting the effects of the Tax Act, including a proposal to use the unprotected excess accumulated deferred income taxes to offset storm restoration deferred operation and maintenance costs incurred by Entergy Louisiana in connection with the August 2016 flooding disaster in its gas service area. The supplemental filing reflects an earned return on common equity of 10.79%. As-filed rates from the supplemental filing were implemented, subject to refund, with customers receiving a cost reduction of approximately $0.7 million effective with bills rendered on and after the first billing cycle of May 2018, as well as a $0.2 million reduction in the gas infrastructure rider effective with bills rendered on and after the first billing cycle of July 2018. The proceeding is currently in its discovery phase. A procedural schedule has not been established.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)
	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,061,689	$1,072,126	$2,066,795	$1,936,202
Natural gas	11,099	11,308	35,337	28,015
TOTAL	1,072,788	1,083,434	2,102,132	1,964,217

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	200,528	180,056	381,309	334,100
Purchased power	266,614	282,673	518,386	522,500
Nuclear refueling outage expenses	12,671	12,764	25,770	24,949
Other operation and maintenance	250,994	236,978	485,374	454,090
Decommissioning	13,480	12,283	26,252	24,406
Taxes other than income taxes	47,147	45,076	98,427	90,359
Depreciation and amortization	122,177	116,107	242,920	231,737
Other regulatory charges (credits) - net	9,017	(2,521)	32,214	(76,708)
TOTAL	922,628	883,416	1,810,652	1,605,433

OPERATING INCOME	150,160	200,018	291,480	358,784

OTHER INCOME
Allowance for equity funds used during construction	19,124	11,109	36,869	21,099
Interest and investment income	46,853	41,919	90,128	81,749
Miscellaneous - net	(22,770)	(8,889)	(30,435)	(18,031)
TOTAL	43,207	44,139	96,562	84,817

INTEREST EXPENSE
Interest expense	73,582	68,483	143,678	135,798
Allowance for borrowed funds used during construction	(9,451)	(5,541)	(18,214)	(10,715)
TOTAL	64,131	62,942	125,464	125,083

INCOME BEFORE INCOME TAXES	129,236	181,215	262,578	318,518

Income taxes	(55,122)	56,736	(33,374)	99,661

NET INCOME	$184,358	$124,479	$295,952	$218,857

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)

Net Income	$184,358	$124,479	$295,952	$218,857
Other comprehensive loss
Pension and other postretirement liabilities (net of tax benefit of $177, $292, $353, and $524)	(501)	(310)	(1,002)	(680)
Other comprehensive loss	(501)	(310)	(1,002)	(680)
Comprehensive Income	$183,857	$124,169	$294,950	$218,177

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$295,952	$218,857
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	323,188	300,805
Deferred income taxes, investment tax credits, and non-current taxes accrued	119,378	220,492
Changes in working capital:
Receivables	(23,815)	950
Fuel inventory	(2,581)	4,534
Accounts payable	17,324	42,079
Prepaid taxes and taxes accrued	(56,076)	52,686
Interest accrued	790	(2,883)
Deferred fuel costs	(68,741)	(74,113)
Other working capital accounts	(6,053)	(61,515)
Changes in provisions for estimated losses	5,803	(6,108)
Changes in other regulatory assets	42,203	39,711
Changes in other regulatory liabilities	(8,811)	(64,293)
Changes in pension and other postretirement liabilities	(32,970)	(38,175)
Other	(22,399)	(99,272)
Net cash flow provided by operating activities	583,192	533,755

INVESTING ACTIVITIES
Construction expenditures	(880,785)	(755,158)
Allowance for equity funds used during construction	36,869	21,099
Nuclear fuel purchases	(14,740)	(156,246)
Proceeds from the sale of nuclear fuel	36,301	28,884
Receipts from storm reserve escrow account	—	8,836
Payments to storm reserve escrow account	(1,984)	(802)
Changes to securitization account	(1,423)	79
Proceeds from nuclear decommissioning trust fund sales	169,407	125,600
Investment in nuclear decommissioning trust funds	(189,721)	(144,768)
Changes in money pool receivable - net	4,394	(33,039)
Insurance proceeds	3,480	5,305
Net cash flow used in investing activities	(838,202)	(900,210)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,088,941	532,219
Retirement of long-term debt	(744,222)	(101,789)
Changes in short-term borrowings - net	(43,540)	30,696
Distributions paid:
Common equity	(56,000)	(91,250)
Other	2,952	(1,988)
Net cash flow provided by financing activities	248,131	367,888

Net increase (decrease) in cash and cash equivalents	(6,879)	1,433
Cash and cash equivalents at beginning of period	35,907	213,850
Cash and cash equivalents at end of period	$29,028	$215,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$138,625	$134,513
Income taxes	($2,973)	($116,937)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$195	$5,836
Temporary cash investments	28,833	30,071
Total cash and cash equivalents	29,028	35,907
Accounts receivable:
Customer	239,031	254,308
Allowance for doubtful accounts	(9,341)	(8,430)
Associated companies	154,965	143,524
Other	61,832	60,893
Accrued unbilled revenues	176,347	153,118
Total accounts receivable	622,834	603,413
Fuel inventory	42,309	39,728
Materials and supplies - at average cost	315,966	299,881
Deferred nuclear refueling outage costs	40,229	65,711
Prepaid taxes	37,919	—
Prepayments and other	54,143	34,035
TOTAL	1,142,428	1,078,675

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,334,879	1,312,073
Storm reserve escrow account	286,743	284,759
Non-utility property - at cost (less accumulated depreciation)	277,814	245,255
Other	14,620	18,999
TOTAL	3,304,643	3,251,673

UTILITY PLANT
Electric	19,976,144	19,678,536
Natural gas	203,802	191,899
Construction work in progress	1,593,553	1,281,452
Nuclear fuel	261,429	337,402
TOTAL UTILITY PLANT	22,034,928	21,489,289
Less - accumulated depreciation and amortization	8,686,593	8,703,047
UTILITY PLANT - NET	13,348,335	12,786,242

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $61,519 as of June 30, 2018 and $71,367 as of December 31, 2017)	1,103,639	1,145,842
Deferred fuel costs	168,122	168,122
Other	26,786	18,310
TOTAL	1,298,547	1,332,274

TOTAL ASSETS	$19,093,953	$18,448,864

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$390,202	$675,002
Short-term borrowings	—	43,540
Accounts payable:
Associated companies	92,792	126,685
Other	408,990	404,374
Customer deposits	152,748	150,623
Taxes accrued	—	18,157
Interest accrued	76,318	75,528
Deferred fuel costs	2,706	71,447
Current portion of unprotected excess accumulated deferred income taxes	199,167	—
Other	75,787	79,037
TOTAL	1,398,710	1,644,393

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,180,827	2,050,371
Accumulated deferred investment tax credits	119,435	121,870
Regulatory liability for income taxes - net	494,214	725,368
Other regulatory liabilities	784,235	761,059
Decommissioning	1,256,711	1,140,461
Accumulated provisions	308,251	302,448
Pension and other postretirement liabilities	715,027	748,384
Long-term debt (includes securitization bonds of $67,568 as of June 30, 2018 and $77,736 as of December 31, 2017)	6,101,521	5,469,069
Other	191,042	176,637
TOTAL	12,151,263	11,495,667

Commitments and Contingencies

EQUITY
Member's equity	5,601,431	5,355,204
Accumulated other comprehensive loss	(57,451)	(46,400)
TOTAL	5,543,980	5,308,804

TOTAL LIABILITIES AND EQUITY	$19,093,953	$18,448,864

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2016	$5,130,251	($48,442)	$5,081,809

Net income	218,857	—	218,857
Other comprehensive loss	—	(680)	(680)
Distributions declared on common equity	(91,250)	—	(91,250)
Other	(27)	—	(27)

Balance at June 30, 2017	$5,257,831	($49,122)	$5,208,709

Balance at December 31, 2017	$5,355,204	($46,400)	$5,308,804

Net income	295,952	—	295,952
Other comprehensive loss	—	(1,002)	(1,002)
Distributions declared on common equity	(56,000)	—	(56,000)
Reclassification pursuant to ASU 2018-02	6,262	(10,049)	(3,787)
Other	13	—	13

Balance at June 30, 2018	$5,601,431	($57,451)	$5,543,980

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$268	$279	($11)	(4)
Commercial	222	236	(14)	(6)
Industrial	369	394	(25)	(6)
Governmental	17	17	—	—
Total billed retail	876	926	(50)	(5)
Sales for resale:
Associated companies	97	73	24	33
Non-associated companies	15	16	(1)	(6)
Other	74	57	17	30
Total	$1,062	$1,072	($10)	(1)

Billed Electric Energy Sales (GWh):
Residential	3,104	3,001	103	3
Commercial	2,738	2,729	9	—
Industrial	7,492	7,684	(192)	(2)
Governmental	196	194	2	1
Total retail	13,530	13,608	(78)	(1)
Sales for resale:
Associated companies	1,540	1,241	299	24
Non-associated companies	355	369	(14)	(4)
Total	15,425	15,218	207	1

	Six Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$563	$500	$63	13
Commercial	447	431	16	4
Industrial	721	719	2	—
Governmental	34	32	2	6
Total billed retail	1,765	1,682	83	5
Sales for resale:
Associated companies	171	135	36	27
Non-associated companies	30	30	—	—
Other	101	89	12	13
Total	$2,067	$1,936	$131	7

Billed Electric Energy Sales (GWh):
Residential	6,563	5,853	710	12
Commercial	5,399	5,269	130	2
Industrial	14,541	14,645	(104)	(1)
Governmental	397	387	10	3
Total retail	26,900	26,154	746	3
Sales for resale:
Associated companies	2,554	2,235	319	14
Non-associated companies	868	664	204	31
Total	30,322	29,053	1,269	4

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2018 Compared to Second Quarter 2017

Net income increased $9.9 million primarily due to higher net revenue and a lower effective income tax rate, each after excluding the effect of the stipulation related to the effects of the Tax Act, discussed below. The increase is partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net income increased $15.6 million primarily due to higher net revenue and a lower effective income tax rate, each after excluding the effect of the stipulation related to the effects of the Tax Act, discussed below. The increase is partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Net Revenue

Second Quarter 2018 Compared to Second Quarter 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2018 to the second quarter 2017:

Amount
(In Millions)
2017 net revenue	$174.2
Regulatory charge resulting from stipulation related to the effects of the Tax Act	(127.2)
Retail electric price	4.2
Volume/weather	11.2
Other	0.5
2018 net revenue	$62.9

The regulatory charge resulting from stipulation related to the effects of the Tax Act is due to the return of unprotected excess accumulated deferred income taxes in June 2018 per an agreement approved by the MPSC in June 2018 that resulted in a reduction in net utility plant of $127.2 million. There is no effect on net income as the regulatory charge is offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Act.

The retail electric price variance is primarily due to higher storm damage rider revenues. Entergy Mississippi resumed billing the storm damage rider effective with the September 2017 billing cycle.  See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the storm damage rider.

The volume/weather variance is primarily due to an increase of 79 GWh, or 3%, in billed electricity usage, including the effect of more favorable weather on residential sales.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2018 to the six months ended June 30, 2017:

Amount
(In Millions)
2017 net revenue	$328.3
Regulatory charge resulting from stipulation related to the effects of the Tax Act	(127.2)
Retail electric price	9.3
Volume/weather	16.0
Other	1.0
2018 net revenue	$227.4

The regulatory charge resulting from stipulation related to the effects of the Tax Act is due to the return of unprotected excess accumulated deferred income taxes in June 2018 per an agreement approved by the MPSC in June 2018 that resulted in a reduction in net utility plant of $127.2 million. There is no effect on net income as the regulatory charge is offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to higher storm damage rider revenues. Entergy Mississippi resumed billing the storm damage rider effective with the September 2017 billing cycle.  See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the storm damage rider.

The volume/weather variance is primarily due to an increase of 388 GWh, or 7%, in billed electricity usage, including the effect of more favorable weather on residential sales.

Other Income Statement Variances

Second Quarter 2018 Compared to Second Quarter 2017

Other operation and maintenance expenses increased primarily due to an increase of $4.7 million in storm damage provisions and an increase of $2 million in vegetation maintenance costs. The increase was partially offset by a decrease of $2.1 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of storm cost recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Other operation and maintenance expenses increased primarily due to an increase of $9.9 million in storm damage provisions and an increase of $1.4 million in vegetation maintenance costs. The increase was partially offset by a decrease of $2.1 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs, partially offset by an overall higher scope of work including plant outages. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of storm cost recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $150 million of 3.25% Series first mortgage bonds in November 2017.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 150.1% for the second quarter 2018 and 231.4% for the six months ended June 30, 2018. The differences in the effective income tax rates for the second quarter 2018 and the six months ended June 30, 2018 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and state income taxes. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act. Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements herein and in the Form 10-K contains a discussion of proceedings commenced or other responses by Entergy and Entergy’s regulators to the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,096	$76,834

Cash flow provided by (used in):
Operating activities	106,818	53,839
Investing activities	(182,349)	(185,687)
Financing activities	69,453	55,736
Net decrease in cash and cash equivalents	(6,078)	(76,112)

Cash and cash equivalents at end of period	$18	$722

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $53 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to:

•	the timing of payments to vendors;

•	the timing of recovery of fuel and purchased power costs; and

•	the timing of collection of storm damage rider revenues. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the storm damage rider.

The increase was partially offset by income tax refunds of $15.1 million in 2017. Entergy Mississippi received state income tax refunds of $15.1 million in 2017 in accordance with an intercompany income tax allocation agreement resulting from the carryback of net operating losses.

Investing Activities

Net cash flow used in investing activities decreased $3.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Financing Activities

Net cash flow provided by financing activities increased $13.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to money pool activity and an increase in advances received from customers for transmission projects.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi’s payable to the money pool increased by $63.4 million for the six months ended June 30, 2018 compared to increasing by $56.3 million for the six months ended June 30, 2017.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	June 30, 2018	December 31, 2017
Debt to capital	50.2%	51.5%
Effect of subtracting cash	—%	(0.2%)
Net debt to net capital	50.2%	51.3%

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

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
(In Thousands)
($63,394)	$1,633	($56,299)	$10,595

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May 2018, Entergy Mississippi renewed three of its four separate credit facilities through May 2019, decreasing the aggregate amount available for borrowing under the credit facilities to $82.5 million. No borrowings were outstanding under the credit facilities as of June 30, 2018.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2018, $20.2 million letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Mississippi Attorney General Complaint

As discussed in the Form 10-K the Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution. The defendants have denied the allegations. In June 2017 the District Court issued a case management order setting a trial date in November 2018. Discovery ended in May 2018. In June 2018, Entergy filed motions for summary judgment, which are currently pending before the District Court. In July 2018 the Mississippi Attorney General filed briefs opposing the summary judgment.

Formula Rate Plan

In March 2018, Entergy Mississippi submitted its formula rate plan 2018 test year filing and 2017 look-back filing showing Entergy Mississippi’s earned return for the historical 2017 calendar year and projected earned return for the 2018 calendar year, in large part as a result of the lower federal corporate income tax rate effective in 2018, to be within the formula rate plan bandwidth, resulting in no change in rates. In June 2018, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a stipulation that confirmed that Entergy Mississippi’s earned returns for both the 2017 look-back filing and 2018 test year were within the respective formula rate plan bandwidths. In June 2018 the MPSC approved the stipulation, which resulted in no change in rates. See Note 2 to the financial statements herein for additional discussion regarding the proposed treatment of the effects of the lower federal corporate income tax rate.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

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

Advanced Metering Infrastructure (AMI) Filings

See the Form 10-K for discussion of the MPSC order finding that Entergy Mississippi’s deployment of AMI is in the public interest and granting a certificate of public convenience and necessity. In June 2018, as part of the order approving the joint stipulation between the Mississippi Public Utilities Staff and Entergy Mississippi addressing Entergy Mississippi’s 2018 formula rate plan evaluation report and the ratemaking effects of the Tax Act, the MPSC approved the acceleration of the recovery of substantially all of Entergy Mississippi’s existing customer meters in anticipation of AMI deployment.

Storm Cost Recovery Filings with Retail Regulators

As discussed in the Form 10-K, Entergy Mississippi has approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeds $15 million, the collection of the storm damage provision ceases until such time that the accumulated storm damage provision becomes less than $10 million. As of June 30, 2018, Entergy Mississippi’s storm damage provision balance exceeded $15 million. Accordingly the storm damage provision will reset to zero beginning with August 2018 bills.

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$353,689	$291,212	$669,432	$549,655

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	65,663	46,048	129,191	85,188
Purchased power	97,154	75,253	184,610	146,323
Other operation and maintenance	64,585	59,002	124,043	113,624
Taxes other than income taxes	23,794	23,978	49,188	47,950
Depreciation and amortization	38,359	35,442	76,541	70,759
Other regulatory charges (credits) - net	127,935	(4,306)	128,228	(10,143)
TOTAL	417,490	235,417	691,801	453,701

OPERATING INCOME (LOSS)	(63,801)	55,795	(22,369)	95,954

OTHER INCOME
Allowance for equity funds used during construction	2,122	2,332	4,100	4,175
Interest and investment income	—	7	25	33
Miscellaneous - net	(1,411)	(1,086)	(1,982)	(2,062)
TOTAL	711	1,253	2,143	2,146

INTEREST EXPENSE
Interest expense	14,061	12,568	27,966	25,240
Allowance for borrowed funds used during construction	(890)	(913)	(1,718)	(1,633)
TOTAL	13,171	11,655	26,248	23,607

INCOME (LOSS) BEFORE INCOME TAXES	(76,261)	45,393	(46,474)	74,493

Income taxes	(114,503)	17,090	(107,559)	29,032

NET INCOME	38,242	28,303	61,085	45,461

Preferred dividend requirements and other	239	239	477	477

EARNINGS APPLICABLE TO COMMON STOCK	$38,003	$28,064	$60,608	$44,984

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$61,085	$45,461
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	76,541	70,759
Deferred income taxes, investment tax credits, and non-current taxes accrued	29,577	31,740
Changes in assets and liabilities:
Receivables	(32,365)	(7,952)
Fuel inventory	(977)	6,312
Accounts payable	29,476	(1,398)
Taxes accrued	(45,736)	(21,361)
Interest accrued	(3,792)	40
Deferred fuel costs	6,532	(13,622)
Other working capital accounts	(9,698)	(1,473)
Provisions for estimated losses	7,242	(6,699)
Other regulatory assets	(666)	(26,958)
Other regulatory liabilities	(127,047)	(4,237)
Pension and other postretirement liabilities	(9,336)	(10,692)
Other assets and liabilities	125,982	(6,081)
Net cash flow provided by operating activities	106,818	53,839

INVESTING ACTIVITIES
Construction expenditures	(187,219)	(199,873)
Allowance for equity funds used during construction	4,100	4,175
Changes in money pool receivable - net	1,633	10,595
Other	(863)	(584)
Net cash flow used in investing activities	(182,349)	(185,687)

FINANCING ACTIVITIES
Changes in money pool payable - net	63,394	56,299
Dividends paid:
Preferred stock	(477)	(477)
Other	6,536	(86)
Net cash flow provided by financing activities	69,453	55,736

Net decrease in cash and cash equivalents	(6,078)	(76,112)
Cash and cash equivalents at beginning of period	6,096	76,834
Cash and cash equivalents at end of period	$18	$722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$30,490	$24,021
Income taxes	$—	($15,087)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$11	$1,607
Temporary cash investments	7	4,489
Total cash and cash equivalents	18	6,096
Accounts receivable:
Customer	93,751	72,039
Allowance for doubtful accounts	(648)	(574)
Associated companies	46,456	45,081
Other	9,747	9,738
Accrued unbilled revenues	61,966	54,256
Total accounts receivable	211,272	180,540
Deferred fuel costs	25,912	32,444
Fuel inventory - at average cost	46,583	45,606
Materials and supplies - at average cost	44,675	42,571
Prepayments and other	12,034	7,041
TOTAL	340,494	314,298

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,584	4,592
Storm reserve escrow account	32,187	31,969
TOTAL	36,771	36,561

UTILITY PLANT
Electric	4,557,995	4,660,297
Property under capital lease	—	125
Construction work in progress	175,039	149,367
TOTAL UTILITY PLANT	4,733,034	4,809,789
Less - accumulated depreciation and amortization	1,624,479	1,681,306
UTILITY PLANT - NET	3,108,555	3,128,483

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	398,575	397,909
Other	3,398	2,124
TOTAL	401,973	400,033

TOTAL ASSETS	$3,887,793	$3,879,375

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$112,877	$55,689
Other	111,101	77,326
Customer deposits	83,348	83,654
Taxes accrued	37,107	82,843
Interest accrued	19,109	22,901
Current portion of unprotected excess accumulated deferred income taxes	35,415	—
Other	9,723	12,785
TOTAL	408,680	335,198

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	520,387	488,806
Accumulated deferred investment tax credits	8,787	8,867
Regulatory liability for income taxes - net	246,670	411,011
Asset retirement cost liabilities	9,840	9,219
Accumulated provisions	52,006	44,764
Pension and other postretirement liabilities	92,161	101,498
Long-term debt	1,270,559	1,270,122
Other	19,844	11,639
TOTAL	2,220,254	2,345,926

Commitments and Contingencies

Preferred stock without sinking fund	20,381	20,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2018 and 2017	199,326	199,326
Capital stock expense and other	167	167
Retained earnings	1,038,985	978,377
TOTAL	1,238,478	1,177,870

TOTAL LIABILITIES AND EQUITY	$3,887,793	$3,879,375

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$199,326	$167	$895,298	$1,094,791

Net income	—	—	45,461	45,461
Preferred stock dividends	—	—	(477)	(477)

Balance at June 30, 2017	$199,326	$167	$940,282	$1,139,775

Balance at December 31, 2017	$199,326	$167	$978,377	$1,177,870

Net income	—	—	61,085	61,085
Preferred stock dividends	—	—	(477)	(477)

Balance at June 30, 2018	$199,326	$167	$1,038,985	$1,238,478

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$133	$111	$22	20
Commercial	117	101	16	16
Industrial	46	38	8	21
Governmental	12	10	2	20
Total billed retail	308	260	48	18
Sales for resale:
Non-associated companies	12	7	5	71
Other	34	24	10	42
Total	$354	$291	$63	22

Billed Electric Energy Sales (GWh):
Residential	1,199	1,135	64	6
Commercial	1,147	1,142	5	—
Industrial	627	618	9	1
Governmental	102	101	1	1
Total retail	3,075	2,996	79	3
Sales for resale:
Non-associated companies	407	312	95	30
Total	3,482	3,308	174	5

	Six Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$281	$222	$59	27
Commercial	228	193	35	18
Industrial	89	74	15	20
Governmental	22	19	3	16
Total billed retail	620	508	112	22
Sales for resale:
Non-associated companies	13	12	1	8
Other	36	30	6	20
Total	$669	$550	$119	22

Billed Electric Energy Sales (GWh):
Residential	2,648	2,325	323	14
Commercial	2,247	2,204	43	2
Industrial	1,224	1,204	20	2
Governmental	201	199	2	1
Total retail	6,320	5,932	388	7
Sales for resale:
Non-associated companies	600	493	107	22
Total	6,920	6,425	495	8

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2018 Compared to Second Quarter 2017

Net income increased $3.4 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net income increased $3.3 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses, higher taxes other than income taxes, and higher depreciation and amortization expenses.

Net Revenue

Second Quarter 2018 Compared to Second Quarter 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2018 to the second quarter 2017:

Amount
(In Millions)
2017 net revenue	$79.3
Volume/weather	4.7
Retail electric price	(2.2)
Other	1.4
2018 net revenue	$83.2

The volume/weather variance is primarily due to an increase of 11 GWh, or 1%, in billed electricity usage, including the effect of more favorable weather primarily on residential sales and a 1% increase in the average number of electric customers.

The retail electric price variance is primarily due to:

•	a decrease in the purchased power and capacity acquisition cost recovery rider primarily due to a decrease in the revenue requirement related to Power Block 1 of the Union Power Station; and

•
regulatory charges of $1.6 million recorded in the second quarter 2018 as a result of an agreement with the City Council to return the benefits of the lower federal income tax rate in 2018 to customers.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the credits associated with Entergy New Orleans’s internal restructuring and regulatory proceedings related to the enactment of the Tax Act.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2018 to six months ended June 30, 2017:

Amount
(In Millions)
2017 net revenue	$149.5
Volume/weather	8.3
Net gas revenue	3.6
Retail electric price	(4.8)
Other	1.6
2018 net revenue	$158.2

The volume/weather variance is primarily due to an increase of 139 GWh, or 5%, in billed electricity usage, including the effect of more favorable weather primarily on residential sales and a 1% increase in the average number of electric customers.

The net gas revenue variance is primarily due to the effect of more favorable weather on residential and commercial sales.

The retail electric price variance is primarily due to:

•	regulatory charges of $3.3 million recorded in 2018 as a result of an agreement with the City Council to return the benefits of the lower federal income tax rate in 2018 to customers; and

•
a decrease in the purchased power and capacity acquisition cost recovery rider primarily due to credits to customers as part of the Entergy New Orleans internal restructuring agreement in principle, effective with the first billing cycle of June 2017.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the credits associated with Entergy New Orleans’s internal restructuring and regulatory proceedings related to the enactment of the Tax Act.

Other Income Statement Variances

Second Quarter 2018 Compared to Second Quarter 2017

Other operation and maintenance expenses increased primarily due to an increase of $1.1 million in loss provisions and several individually insignificant items.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2.4 million in distribution expenses primarily due to an overall higher scope of work performed in 2018 as compared to the same period in 2017;

•	an increase of $1.5 million in energy efficiency costs;

•	an increase of $1.5 million in loss provisions; and

•	several individually insignificant items.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to an increase in local franchise taxes primarily due to higher electric and gas retail revenues in 2018 as compared to the same period in 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rate was 21.1% for the second quarter 2018. The difference in the effective income tax rate for the second quarter 2018 versus the federal statutory rate of 21% was primarily due to state income taxes and the provision for uncertain tax positions, partially offset by flow-through tax accounting and certain book and tax differences related to utility plant items.

The effective income tax rate was 20.5% for the six months ended June 30, 2018. The difference in the effective income tax rate for the six months ended June 30, 2018 versus the federal statutory rate of 21% was primarily due to flow-through tax accounting and certain book and tax differences related to utility plant items, partially offset by state income taxes and the provision for uncertain tax positions.

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 2 to the financial statements herein and in the Form 10-K contains a discussion of proceedings commenced or other responses by Entergy and Entergy’s regulators to the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$32,741	$103,068

Cash flow provided by (used in):
Operating activities	33,939	36,750
Investing activities	(71,085)	(49,005)
Financing activities	4,431	(29,284)
Net decrease in cash and cash equivalents	(32,715)	(41,539)

Cash and cash equivalents at end of period	$26	$61,529

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased $2.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the timing of recovery of fuel and purchased power costs, partially offset by the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities increased $22.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase of $28.3 million in fossil-fueled generation construction expenditures primarily due to higher spending on the New Orleans Power Station project in 2018 and an increase of $12.5 million in distribution construction expenditures primarily due to a higher scope of work performed in 2018 as compared to the same period in 2017, including investment in the reliability and infrastructure of Entergy New Orleans’s distribution system. The increase was partially offset by money pool activity and a decrease of $12.7 million in storm spending.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $12.7 million in 2018 compared to increasing $1.7 million in 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities provided $4.4 million of cash for the six months ended June 30, 2018 compared to using $29.3 million of cash for the six months ended June 30, 2017 primarily due to money pool activity and a decrease of $9.7 million in common equity distributions in 2018 as compared to 2017. Common equity distributions were lower in 2018 primarily as a result of the construction of the New Orleans Power Station, as discussed below, and in anticipation of the excess accumulated deferred income taxes to be returned to customers as a result of the enactment of the Tax Cuts and Jobs Act in December 2017. See Note 2 to the financial statements herein and in the Form 10-K for discussion of regulatory proceedings related to the enactment of the Tax Cuts and Jobs Act.

Increases in Entergy New Orleans’s payable from the money pool are a source of cash flow, and Entergy New Orleans’s payable from the money pool increased $23.1 million in 2018.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	June 30, 2018	December 31, 2017
Debt to capital	50.1%	51.3%
Effect of excluding securitization bonds	(4.4%)	(4.7%)
Debt to capital, excluding securitization bonds (a)	45.7%	46.6%
Effect of subtracting cash	—%	(2.4%)
Net debt to net capital, excluding securitization bonds (a)	45.7%	44.2%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
(In Thousands)
($23,080)	$12,723	$15,960	$14,215

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2018. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of June 30, 2018, there were no cash borrowings and a $0.8 million letter of credit was outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2018, a $7.4 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Gas Infrastructure Rebuild Plan

As discussed in the Form 10-K, in September 2016, Entergy New Orleans submitted to the City Council a request for authorization for Entergy New Orleans to proceed with annual incremental capital funding of $12.5 million for its gas infrastructure rebuild plan and proposed that recovery of the investment be determined in connection with its next base rate case. The City Council authorized Entergy New Orleans to proceed with its replacement plans and established a schedule for proceedings in advance of the rate case intended to provide an opportunity for evaluation of the gas infrastructure plan that would best serve the public interest and the effect on customers of the approval of any such plan. In the course of that proceeding, the City Council’s advisors submitted pre-filed testimony recommending that Entergy New Orleans be allowed to continue with its conditioned-based approach to gas pipeline replacement to replace approximately 238 miles of low pressure pipe at a rate of approximately 25 miles per year. The City Council’s advisors also recommended that Entergy New Orleans be required to adhere to certain reporting requirements and recognized the need to address the sustained level of investment in gas infrastructure on customer bills. In September 2017, Entergy New Orleans filed rebuttal testimony suggesting that its recovery of future investment and customer effects would be addressed in the rate case that Entergy New Orleans was required to file in July 2018. The procedural schedule was suspended in order to allow for amicable resolution of the proceeding.

New Orleans Power Station

As discussed in the Form 10-K, in June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. In March 2018 the City Council adopted a resolution approving construction of the 128 MW unit. The targeted commercial operation date is January 2020, subject to receipt of all necessary permits. In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law. In May 2018 the City Council announced that it would initiate an investigation into allegations that Entergy New Orleans, Entergy, or some other entity paid or participated in paying certain attendees and speakers in support of the New Orleans Power Station to attend or speak at certain meetings organized by the City Council. In June 2018, Entergy New Orleans produced documents in response to a City Council resolution relating to this investigation. The City Council issued a request for qualifications for an investigator and in June 2018 selected two investigators and is in the process of contracting with them to conduct the investigation.

Renewables

In July 2018, Entergy New Orleans filed an application with the City Council requesting approval of three utility-scale solar projects totaling 90 MW.  If approved, the resource additions will allow Entergy New Orleans to make significant progress towards meeting its voluntary commitment to the City Council to add up to 100 MW of renewable energy resources.  The three projects include constructing a self-build solar plant in Orleans Parish with an output of 20 MW, acquiring a 50 MW solar facility in Washington Parish through a build-own-transfer acquisition, and procuring 20 MW of solar power from a project to be built in St. James Parish through a power purchase agreement. Entergy New Orleans requested City Council approval following a six-month procedural schedule, which, if granted, would allow the various projects to come online from 2020 to 2021.

Advanced Metering Infrastructure (AMI) Filings

As discussed in the Form 10-K, in February 2018 the City Council approved Entergy New Orleans’s application seeking a finding that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Deployment of the information technology infrastructure began in 2017 and deployment of the communications network is expected to begin later in 2018. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to explore the options for accelerating the deployment of AMI. In June 2018 the City Council approved a one year acceleration of AMI in its service area for an incremental $4.4 million, bringing the total capital spending related to AMI for Entergy New Orleans to $79.4 million.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

Energy Smart Programs

As discussed in the Form 10-K, in September 2017, Entergy New Orleans filed a supplemental plan and proposed several options for an interim cost recovery mechanism necessary to recover program costs during the period between when existing funds directed to Energy Smart programs were depleted and when new rates from the anticipated 2018 combined rate case, which will include a cost recovery mechanism for Energy Smart funding, take effect (estimated to be August 2019). In December 2017 the City Council approved an energy efficiency cost recovery rider as an interim funding mechanism for Energy Smart, subject to verification that no additional funding sources exist. In June 2018 the City Council also approved a resolution recommending that Entergy New Orleans allocate approximately $13.5

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

million of benefits resulting from the Tax Act to Energy Smart. Entergy New Orleans is seeking approval of a permanent and stable source of funding for Energy Smart as part of its base rate case filed in July 2018.

Base Rate Case

In July 2018, Entergy New Orleans filed its 2018 base rate case with the City Council.  Entergy New Orleans’s application supports a $20 million decrease in total revenue requirement.  Entergy New Orleans’s rates reflect the inclusion of federal income tax reductions due to the Tax Act and the provisions of a previously approved agreement in principle determining how the benefits of the Tax Act would flow.  Entergy New Orleans included cost of service studies for electric and gas operations for the twelve months ending December 31, 2017 and the projected twelve months ending December 31, 2018.  In addition, Entergy New Orleans included capital additions expected to be placed into service for the period through December 31, 2019.  Entergy New Orleans’s request for a change in rates is based on the projected twelve months ending December 31, 2018.  For electric rates, that results in a proposed decrease of total revenue requirement of approximately $20 million.  For gas rates, that results in a proposed decrease of $129 thousand.

Entergy New Orleans has requested to restructure electric rates to take into account the addition of electric operations in Algiers, such that a single set of rates will be charged in the City of New Orleans, including an increase in its electric customer charges.  Entergy New Orleans’s request also includes:  a 10.75% return on equity; a three-year formula rate plan for electric (with decoupling) and gas operations, each with a 100 basis point bandwidth (i.e., 10.75% +/- 50 basis points); realignment of capacity and long-term service agreement expense from riders to base rates; implementation of riders for 1) contemporaneous recovery of net cost of advanced metering infrastructure, 2) contemporaneous true-up for existing capacity and long-term service agreement expense, as well as new capacity such as power purchase agreements and battery storage (through the purchased power capacity and acquisition cost recovery rider), 3) recovery of distribution grid modernization, gas infrastructure replacement program, and interim energy efficiency, and 4) permanent recovery mechanism for demand-side management activities, including putting into rate base the costs of demand side management activities and contemporaneous recovery of lost contribution to fixed costs; new depreciation rates for electric and gas assets; and proposed implementation of new voluntary customer offerings (such as green power, fixed bill, community solar, pre-pay electric and gas service, and electric vehicle charging infrastructure options).

Reliability Investigation

In August 2017 the City Council established a docket to investigate the reliability of the Entergy New Orleans distribution system and to consider implementing certain reliability standards and possible financial penalties for not meeting any such standards. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. The resolution also called for Entergy New Orleans to file a revised reliability plan addressing the current state of its distribution system and proposing remedial measures for increasing reliability. In June 2018, Entergy New Orleans filed its response to the City Council’s resolution regarding the prudence of its management and maintenance of the reliability of its distribution system.  In July 2018, Entergy New Orleans filed its revised reliability plan discussing the various reliability programs that it uses to improve distribution system reliability and discussing generally the positive effect that advanced meter deployment and grid modernization can have on future reliability.  Entergy New Orleans will hold a technical conference with the City Council advisors and other parties to discuss reliability issues and answer questions.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Entergy New Orleans, LLC and Subsidiaries
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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$159,602	$157,455	$315,420	$299,800
Natural gas	18,844	18,767	51,301	45,411
TOTAL	178,446	176,222	366,721	345,211

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	15,366	22,961	39,105	53,036
Purchased power	73,789	73,105	156,945	141,464
Other operation and maintenance	28,420	25,079	56,719	47,369
Taxes other than income taxes	12,851	13,416	27,983	26,262
Depreciation and amortization	13,950	13,020	27,697	26,070
Other regulatory charges - net	6,127	818	12,460	1,203
TOTAL	150,503	148,399	320,909	295,404

OPERATING INCOME	27,943	27,823	45,812	49,807

OTHER INCOME
Allowance for equity funds used during construction	1,217	552	2,068	1,002
Interest and investment income	207	164	300	299
Miscellaneous - net	(1,404)	(177)	(1,741)	(301)
TOTAL	20	539	627	1,000

INTEREST EXPENSE
Interest expense	5,269	5,356	10,548	10,699
Allowance for borrowed funds used during construction	(450)	(193)	(764)	(351)
TOTAL	4,819	5,163	9,784	10,348

INCOME BEFORE INCOME TAXES	23,144	23,199	36,655	40,459

Income taxes	4,875	8,317	7,504	14,599

NET INCOME	18,269	14,882	29,151	25,860

Preferred dividend requirements and other	—	241	—	482

EARNINGS APPLICABLE TO COMMON EQUITY	$18,269	$14,641	$29,151	$25,378

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$29,151	$25,860
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	27,697	26,070
Deferred income taxes, investment tax credits, and non-current taxes accrued	22,813	14,764
Changes in assets and liabilities:
Receivables	(10,930)	(5,979)
Fuel inventory	1,833	(465)
Accounts payable	5,073	(8,761)
Prepaid taxes	(10,602)	38
Interest accrued	(459)	(469)
Deferred fuel costs	(27,056)	2,087
Other working capital accounts	(9,524)	(11,774)
Provisions for estimated losses	438	(1,794)
Other regulatory assets	11,957	2,719
Other regulatory liabilities	3,042	(610)
Pension and other postretirement liabilities	(7,725)	(8,049)
Other assets and liabilities	(1,769)	3,113
Net cash flow provided by operating activities	33,939	36,750

INVESTING ACTIVITIES
Construction expenditures	(85,324)	(48,683)
Allowance for equity funds used during construction	2,068	1,002
Changes in money pool receivable - net	12,723	(1,745)
Receipts from storm reserve escrow account	3	—
Payments to storm reserve escrow account	(544)	(235)
Changes in securitization account	(11)	656
Net cash flow used in investing activities	(71,085)	(49,005)

FINANCING ACTIVITIES
Retirement of long-term debt	(5,342)	(5,114)
Change in money pool payable - net	23,080	—
Dividends paid:
Common stock	(14,500)	(24,150)
Preferred stock	—	(482)
Other	1,193	462
Net cash flow provided by (used in) financing activities	4,431	(29,284)

Net decrease in cash and cash equivalents	(32,715)	(41,539)
Cash and cash equivalents at beginning of period	32,741	103,068
Cash and cash equivalents at end of period	$26	$61,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$10,483	$10,637

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$26	$30
Temporary cash investments	—	32,711
Total cash and cash equivalents	26	32,741
Securitization recovery trust account	1,466	1,455
Accounts receivable:
Customer	58,918	51,006
Allowance for doubtful accounts	(3,068)	(3,057)
Associated companies	10,013	22,976
Other	5,283	6,471
Accrued unbilled revenues	25,095	20,638
Total accounts receivable	96,241	98,034
Deferred fuel costs	19,282	—
Fuel inventory - at average cost	57	1,890
Materials and supplies - at average cost	12,267	10,381
Prepaid taxes	37,081	26,479
Prepayments and other	17,602	8,030
TOTAL	184,022	179,010

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	80,087	79,546
Other	—	2,373
TOTAL	81,103	82,935

UTILITY PLANT
Electric	1,323,666	1,302,235
Natural gas	273,913	261,263
Construction work in progress	88,104	46,993
TOTAL UTILITY PLANT	1,685,683	1,610,491
Less - accumulated depreciation and amortization	647,582	631,178
UTILITY PLANT - NET	1,038,101	979,313

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $66,475 as of June 30, 2018 and $72,095 as of December 31, 2017)	239,476	251,433
Other	1,841	1,065
TOTAL	245,397	256,578

TOTAL ASSETS	$1,548,623	$1,497,836

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Payable due to associated company	$2,077	$2,077
Accounts payable:
Associated companies	63,887	47,472
Other	43,766	29,777
Customer deposits	28,622	28,442
Interest accrued	5,028	5,487
Deferred fuel costs	—	7,774
Current portion of unprotected excess accumulated deferred income taxes	32,464	—
Other	8,749	7,351
TOTAL CURRENT LIABILITIES	184,593	128,380

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	305,210	283,302
Accumulated deferred investment tax credits	2,269	2,323
Regulatory liability for income taxes - net	83,499	119,259
Asset retirement cost liabilities	3,182	3,076
Accumulated provisions	85,521	85,083
Pension and other postretirement liabilities	13,013	20,755
Long-term debt (includes securitization bonds of $69,199 as of June 30, 2018 and $74,419 as of December 31, 2017)	413,372	418,447
Long-term payable due to associated company	16,346	16,346
Other	11,419	5,317
TOTAL NON-CURRENT LIABILITIES	933,831	953,908

Commitments and Contingencies

EQUITY
Member's equity	430,199	415,548
TOTAL	430,199	415,548

TOTAL LIABILITIES AND EQUITY	$1,548,623	$1,497,836

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

Member’s Equity
(In Thousands)

Balance at December 31, 2016	$426,946

Net income	25,860
Common equity distributions	(24,150)
Preferred stock dividends	(482)

Balance at June 30, 2017	$428,174

Balance at December 31, 2017	$415,548

Net income	29,151
Common equity distributions	(14,500)

Balance at June 30, 2018	$430,199

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$58	$56	$2	4
Commercial	55	56	(1)	(2)
Industrial	9	9	—	—
Governmental	18	19	(1)	(5)
Total billed retail	140	140	—	—
Sales for resale:
Non-associated companies	6	9	(3)	(33)
Other	14	8	6	75
Total	$160	$157	$3	2

Billed Electric Energy Sales (GWh):
Residential	490	468	22	5
Commercial	527	541	(14)	(3)
Industrial	111	105	6	6
Governmental	185	188	(3)	(2)
Total retail	1,313	1,302	11	1
Sales for resale:
Non-associated companies	310	508	(198)	(39)
Total	1,623	1,810	(187)	(10)

	Six Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$123	$109	$14	13
Commercial	109	110	(1)	(1)
Industrial	17	17	—	—
Governmental	36	37	(1)	(3)
Total billed retail	285	273	12	4
Sales for resale:
Non associated companies	19	18	1	6
Other	11	9	2	22
Total	$315	$300	$15	5

Billed Electric Energy Sales (GWh):
Residential	1,067	924	143	15
Commercial	1,051	1,056	(5)	—
Industrial	210	203	7	3
Governmental	366	372	(6)	(2)
Total retail	2,694	2,555	139	5
Sales for resale:
Non-associated companies	937	1,015	(78)	(8)
Total	3,631	3,570	61	2

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2018 Compared to Second Quarter 2017

Net income increased $9.7 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net income increased $16.2 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher taxes other than income taxes, higher other operation and maintenance expenses, and higher depreciation and amortization expenses.

Net Revenue

Second Quarter 2018 Compared to Second Quarter 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2018 to the second quarter 2017:

Amount
(In Millions)
2017 net revenue	$153.0
Volume/weather	12.1
Purchased power capacity	4.5
Other	0.3
2018 net revenue	$169.9

The volume/weather variance is primarily due to an increase of 137 GWh, or 3%, in billed electricity usage, including the effect of more favorable weather on residential sales and an increase in industrial usage. The increase in industrial usage is primarily due to new customers in the chemicals and wood products industries and an increase in demand for cogeneration customers and mid-size to small customers.

The purchased power capacity variance is primarily due to decreased purchased power capacity costs under Entergy Texas’s purchased power agreements with Entergy Louisiana.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2018 to the six months ended June 30, 2017:

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Amount
(In Millions)
2017 net revenue	$293.3
Volume/weather	17.0
Retail electric price	7.1
Other	(2.5)
2018 net revenue	$314.9

The volume/weather variance is primarily due to an increase of 524 GWh, or 6%, in billed electricity usage, including the effect of more favorable weather on residential sales and an increase in industrial usage. The increase was partially offset by decreased usage during the unbilled sales period. The increase in industrial usage is primarily due to an increase in demand for mid-size to small customers and new customers in the chemicals and wood products industries.

The retail electric price variance is primarily due to increases in the transmission cost recovery factor rider rate in March 2017 and the distribution cost recovery factor rider rate in September 2017, each as approved by the PUCT. See Note 2 to the financial statements in the Form 10-K for further discussion of the transmission cost recovery factor rider and the distribution cost recovery factor rider filings.

Other Income Statement Variances

Second Quarter 2018 Compared to Second Quarter 2017

Other operation and maintenance expenses increased primarily due to an increase of $2.5 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2018 compared to the same period in 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Other operation and maintenance expenses increased primarily due to an increase of $2.3 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2018 compared to the same period in 2017.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rate was 22% for the second quarter 2018. The difference in the effective income tax rate for the second quarter 2018 versus the federal statutory rate of 21% was primarily due to an IRS audit settlement for the 2012-2013 tax returns. See Note 10 to the financial statements herein for a discussion of the IRS audit settlement.

The effective income tax rate was 22.1% for the six months ended June 30, 2018. The difference in the effective income tax rate for the six months ended June 30, 2018 versus the federal statutory rate of 21% was primarily due to a write-off of a stock-based compensation deferred tax asset in 2018.

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 2 to the financial statements herein and in the Form 10-K contains a discussion of proceedings commenced or other responses by Entergy and Entergy’s regulators to the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$115,513	$6,181

Cash flow provided by (used in):
Operating activities	90,479	132,397
Investing activities	(124,925)	(140,929)
Financing activities	(40,668)	3,416
Net decrease in cash and cash equivalents	(75,114)	(5,116)

Cash and cash equivalents at end of period	$40,399	$1,065

Operating Activities

Net cash flow provided by operating activities decreased $41.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the timing of recovery of fuel and purchased power costs.

Investing Activities

Net cash flow used in investing activities decreased $16 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to money pool activity and a decrease of $5.2 million in distribution construction expenditures primarily due to a lower scope of work performed in 2018 as compared to the same period in 2017. The decrease was partially offset by:

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•
an increase of $14.2 million in fossil-fueled generation construction expenditures primarily due to increased spending on the Montgomery County Power Station and a higher scope of work performed in 2018 as compared to the same period in 2017; and

•	an increase of $4.4 million in transmission construction expenditures primarily due to a higher scope of work performed in 2018 as compared to the same period in 2017.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $34.9 million for the six months ended June 30, 2018 compared to decreasing by $0.7 million for the six months ended June 30, 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Texas’s financing activities used $40.7 million of cash for the six months ended June 30, 2018 compared to providing $3.4 million of cash for the six months ended June 30, 2017 primarily due to money pool activity. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $39.2 million for the six months ended June 30, 2017.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table.

	June 30, 2018	December 31, 2017
Debt to capital	54.2%	55.7%
Effect of excluding the securitization bonds	(5.8%)	(6.3%)
Debt to capital, excluding securitization bonds (a)	48.4%	49.4%
Effect of subtracting cash	(0.8%)	(2.5%)
Net debt to net capital, excluding securitization bonds (a)	47.6%	46.9%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
(In Thousands)
$10,001	$44,903	($39,222)	$681

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in August 2022.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of June 30, 2018, there were no cash borrowings and $24.4 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2018, a $12.5 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in July 2015 certain parties filed briefs in an open PUCT proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. The pending appeals did not stay the PUCT’s decision, and Entergy Texas refunded to customers the $10.9 million over a four-month period beginning with the first billing cycle of July 2016. The federal appeal of the PUCT’s January 2016 decision was heard in December 2016, and the Federal District Court granted Entergy Texas’s requested relief. In January 2017 the PUCT and an intervenor filed petitions for appeal of the Federal District Court ruling to the U.S. Court of Appeals for the Fifth Circuit. Oral argument was held before the Fifth Circuit in February 2018. In April 2018 the Fifth Circuit reversed the decision of the Federal District Court, reinstating the original PUCT decision. The State District Court appeal of the PUCT’s January 2016 decision remains pending.

In December 2017, Entergy Texas filed an application for a fuel refund of approximately $30.5 million for the months of May 2017 through October 2017. Also in December 2017, the PUCT’s ALJ approved the refund on an interim basis. For most customers, the refunds flowed through bills beginning January 2018 and continued through March 2018. The fuel refund was approved by the PUCT in March 2018.

2018 Base Rate Case

In May 2018, Entergy Texas filed a base rate case with the PUCT seeking an increase in base rates and rider rates of approximately $166 million, of which $48 million is associated with moving costs currently being collected through riders into base rates such that the total incremental revenue requirement increase is approximately $118 million. Entergy Texas’s proposed rates and revenues reflect the inclusion of federal income tax reductions due to the Tax Act as well as a rider designed to return approximately $202 million of unprotected excess accumulated deferred

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

federal income taxes over a period of two years following PUCT approval. The base rate case is based on a 12-month test year ending December 31, 2017. In addition, Entergy Texas included capital additions placed into service for the period of April 1, 2013 through December 31, 2017, as well as a post-test year adjustment to include capital additions placed in service by June 30, 2018. A hearing on the merits is scheduled in August 2018.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$403,486	$378,488	$752,426	$742,415

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	57,089	46,142	75,795	104,155
Purchased power	150,568	160,325	310,260	310,709
Other operation and maintenance	59,848	56,562	112,522	110,246
Taxes other than income taxes	20,306	19,251	40,709	38,695
Depreciation and amortization	31,141	29,373	61,907	57,484
Other regulatory charges - net	25,897	19,033	51,514	34,260
TOTAL	344,849	330,686	652,707	655,549

OPERATING INCOME	58,637	47,802	99,719	86,866

OTHER INCOME
Allowance for equity funds used during construction	1,833	1,632	3,494	2,913
Interest and investment income	542	211	1,097	412
Miscellaneous - net	(735)	(646)	(622)	(1,050)
TOTAL	1,640	1,197	3,969	2,275

INTEREST EXPENSE
Interest expense	21,835	21,427	43,886	43,235
Allowance for borrowed funds used during construction	(1,033)	(1,001)	(1,971)	(1,762)
TOTAL	20,802	20,426	41,915	41,473

INCOME BEFORE INCOME TAXES	39,475	28,573	61,773	47,668

Income taxes	8,686	7,472	13,634	15,713

NET INCOME	$30,789	$21,101	$48,139	$31,955

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$48,139	$31,955
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	61,907	57,484
Deferred income taxes, investment tax credits, and non-current taxes accrued	(19,785)	(16,766)
Changes in assets and liabilities:
Receivables	(25,987)	(15,969)
Fuel inventory	(1,710)	(4,813)
Accounts payable	906	24,900
Taxes accrued	20,439	23,064
Interest accrued	(678)	(471)
Deferred fuel costs	(37,103)	6,144
Other working capital accounts	9,614	4,132
Provisions for estimated losses	434	83
Other regulatory assets	39,592	45,306
Other regulatory liabilities	10,072	(2,928)
Pension and other postretirement liabilities	(13,330)	(13,286)
Other assets and liabilities	(2,031)	(6,438)
Net cash flow provided by operating activities	90,479	132,397

INVESTING ACTIVITIES
Construction expenditures	(169,856)	(155,755)
Allowance for equity funds used during construction	3,562	2,992
Insurance proceeds received from property damages	—	2,431
Changes in money pool receivable - net	34,902	681
Changes in securitization account	6,467	8,722
Net cash flow used in investing activities	(124,925)	(140,929)

FINANCING ACTIVITIES
Retirement of long-term debt	(39,722)	(38,134)
Change in money pool payable - net	—	39,222
Other	(946)	2,328
Net cash flow provided by (used in) financing activities	(40,668)	3,416

Net decrease in cash and cash equivalents	(75,114)	(5,116)
Cash and cash equivalents at beginning of period	115,513	6,181
Cash and cash equivalents at end of period	$40,399	$1,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$43,188	$42,430
Income taxes	($624)	($1,446)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$32
Temporary cash investments	40,373	115,481
Total cash and cash equivalents	40,399	115,513
Securitization recovery trust account	31,216	37,683
Accounts receivable:
Customer	76,417	74,382
Allowance for doubtful accounts	(402)	(463)
Associated companies	70,105	90,629
Other	9,488	9,831
Accrued unbilled revenues	60,538	50,682
Total accounts receivable	216,146	225,061
Fuel inventory - at average cost	44,441	42,731
Materials and supplies - at average cost	39,123	38,605
Prepayments and other	13,288	19,710
TOTAL	384,613	479,303

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	470	457
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,673	19,235
TOTAL	20,519	20,068

UTILITY PLANT
Electric	4,653,078	4,569,295
Construction work in progress	142,181	102,088
TOTAL UTILITY PLANT	4,795,259	4,671,383
Less - accumulated depreciation and amortization	1,625,410	1,579,387
UTILITY PLANT - NET	3,169,849	3,091,996

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $277,999 as of June 30, 2018 and $313,123 as of December 31, 2017)	621,806	661,398
Other	28,460	26,973
TOTAL	650,266	688,371

TOTAL ASSETS	$4,225,247	$4,279,738

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$500,000	$—
Accounts payable:
Associated companies	54,017	59,347
Other	102,657	126,095
Customer deposits	41,610	40,925
Taxes accrued	66,098	45,659
Interest accrued	24,878	25,556
Deferred fuel costs	30,198	67,301
Current portion of unprotected excess accumulated deferred income taxes	66,225	—
Other	11,146	8,132
TOTAL	896,829	373,015

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	525,129	544,642
Accumulated deferred investment tax credits	11,596	11,983
Regulatory liability for income taxes - net	346,647	412,620
Other regulatory liabilities	16,670	6,850
Asset retirement cost liabilities	7,026	6,835
Accumulated provisions	10,549	10,115
Pension and other postretirement liabilities	4,535	17,853
Long-term debt (includes securitization bonds of $318,594 as of June 30, 2018 and $358,104 as of December 31, 2017)	1,048,180	1,587,150
Other	49,780	48,508
TOTAL	2,020,112	2,646,556

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2018 and 2017	49,452	49,452
Paid-in capital	596,994	596,994
Retained earnings	661,860	613,721
TOTAL	1,308,306	1,260,167

TOTAL LIABILITIES AND EQUITY	$4,225,247	$4,279,738

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$49,452	$481,994	$537,548	$1,068,994

Net income	—	—	31,955	31,955

Balance at June 30, 2017	$49,452	$481,994	$569,503	$1,100,949

Balance at December 31, 2017	$49,452	$596,994	$613,721	$1,260,167

Net income	—	—	48,139	48,139

Balance at June 30, 2018	$49,452	$596,994	$661,860	$1,308,306

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$151	$143	$8	6
Commercial	95	91	4	4
Industrial	103	95	8	8
Governmental	6	6	—	—
Total billed retail	355	335	20	6
Sales for resale:
Associated companies	15	16	(1)	(6)
Non-associated companies	10	9	1	11
Other	23	18	5	28
Total	$403	$378	$25	7

Billed Electric Energy Sales (GWh):
Residential	1,312	1,274	38	3
Commercial	1,135	1,102	33	3
Industrial	2,036	1,973	63	3
Governmental	72	69	3	4
Total retail	4,555	4,418	137	3
Sales for resale:
Associated companies	387	425	(38)	(9)
Non-associated companies	323	271	52	19
Total	5,265	5,114	151	3

	Six Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$299	$280	$19	7
Commercial	180	181	(1)	(1)
Industrial	186	195	(9)	(5)
Governmental	12	12	—	—
Total billed retail	677	668	9	1
Sales for resale:
Associated companies	28	29	(1)	(3)
Non-associated companies	20	14	6	43
Other	27	31	(4)	(13)
Total	$752	$742	$10	1

Billed Electric Energy Sales (GWh):
Residential	2,786	2,487	299	12
Commercial	2,218	2,108	110	5
Industrial	3,868	3,763	105	3
Governmental	142	132	10	8
Total retail	9,014	8,490	524	6
Sales for resale:
Associated companies	753	763	(10)	(1)
Non-associated companies	517	348	169	49
Total	10,284	9,601	683	7

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

Second Quarter 2018 Compared to Second Quarter 2017

Net income increased $4 million primarily due to:

•	higher other income primarily due to an increase in the allowance for equity funds used during construction resulting from spending on Grand Gulf outage projects in 2018;

•	the increase in operating revenues resulting from changes in rate base as compared to the same period in prior year; and

•	a lower effective income tax rate.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net income increased $6 million primarily due to:

•	higher other income primarily due to an increase in the allowance for equity funds used during construction resulting from spending on Grand Gulf outage projects in 2018;

•	the increase in operating revenues resulting from changes in rate base as compared to the same period in prior year; and

•	a lower effective income tax rate.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act. Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements herein and in the Form 10-K contains a discussion of proceedings commenced or other responses by Entergy and Entergy’s regulators to the Tax Act.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$287,187	$245,863

Cash flow provided by (used in):
Operating activities	122,760	171,460
Investing activities	(158,956)	(65,983)
Financing activities	7,786	(13,740)
Net increase (decrease) in cash and cash equivalents	(28,410)	91,737

Cash and cash equivalents at end of period	$258,777	$337,600

Operating Activities

Net cash flow provided by operating activities decreased by $48.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in spending of $34.2 million on nuclear refueling outages in 2018 as compared to the same period in 2017.

Investing Activities

Net cash flow used in investing activities increased $93 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase of $136.8 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle and an increase of $76.8 million in nuclear construction expenditures primarily as a result of a higher scope of work performed in 2018 on Grand Gulf outage projects. The increase was partially offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $47.5 million for the six months ended June 30, 2018 compared to increasing by $54.9 million for the six months ended June 30, 2017.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities provided $7.8 million of cash for the six months ended June 30, 2018 compared to using $13.7 million of cash for the six months ended June 30, 2017 primarily due to the following activity:

•	the issuance in March 2018 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity;

•	the payment in February 2017, at maturity, of $50 million of the System Energy nuclear fuel company variable interest entity’s 4.02% Series H notes;

•	common stock dividends and distributions of $63.2 million in 2018 in order to maintain the targeted capital structure;

•	net repayments of long-term borrowings of $50 million in 2018 on the nuclear fuel company variable interest entity’s credit facility; and

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

•
net short-term borrowings of $21 million in the six months ended June 30, 2018 compared to net short-term borrowings of $36.3 million in the six months ended June 30, 2017 on the nuclear fuel company variable interest entity’s credit facility.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for System Energy is primarily due to the issuance in March 2018 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity.

	June 30, 2018	December 31, 2017
Debt to capital	48.0%	44.5%
Effect of subtracting cash	(12.5%)	(16.0%)
Net debt to net capital	35.5%	28.5%

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

System Energy’s receivables from the money pool were as follows:

June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
(In Thousands)
$64,136	$111,667	$88,669	$33,809

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in May 2019. As of June 30, 2018, $38.9 million in letters of credit to support a like amount of commercial paper issued were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

Complaints Against System Energy

Return on Equity Complaints

As discussed in the Form 10-K, in January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%, which was established in a rate proceeding that became final in July 2001.

The APSC and MPSC complaint alleges that the return on equity is unjust and unreasonable because current capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017 as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. In September 2017 the FERC established a refund effective date of January 23, 2017, consolidated the return on equity complaint with the proceeding described in Unit Power Sales Agreement below, and directed the parties to engage in settlement proceedings before an ALJ. The parties have been unable to settle the return on equity issue and a FERC hearing judge was assigned in July 2018. The 15-month refund effective date in connection with the APSC/MPSC complaint expired on April 23, 2018.

In April 2018 the LPSC filed a complaint with the FERC against System Energy seeking an additional fifteen-month refund period.  The LPSC complaint requests similar relief from the FERC with respect to System Energy’s return on equity and also requests the FERC to investigate System Energy’s capital structure.  System Energy answered the LPSC complaint in May 2018 and also filed a motion to dismiss the complaint.

Grand Gulf Sale-leaseback Renewal Complaint

In May 2018, the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal in 2015 of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. The complaint alleges that System Energy violated the filed rate and the FERC’s ratemaking and accounting requirements when it included in Unit Power Sales Agreement billings the cost of capital additions associated with the sale-leaseback interest, and that System Energy is double-recovering costs by including both the lease payments and the capital additions in Unit Power Sales Agreement billings. The complaint also claims that System Energy was imprudent in entering into the sale-leaseback renewal because the Utility operating companies that purchase Grand Gulf’s output from System Energy could have obtained cheaper capacity and energy in the MISO markets. The complaint further alleges that System Energy violated various other reporting and accounting requirements and should have sought prior FERC approval of the lease renewal. The complaint seeks various forms of relief from the FERC. The complaint seeks refunds for capital addition costs for all years in which they were recorded in allegedly non-formula accounts or, alternatively, the disallowance of the return on equity for the capital additions in those years plus interest. The complaint also asks that the FERC disallow and refund the lease costs of

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

the sale-leaseback renewal on grounds of imprudence, investigate System Energy’s treatment of a DOE litigation payment, and impose certain forward-looking procedural protections, including audit rights for retail regulators of the Unit Power Sales Agreement formula rates.

In June 2018, System Energy and Entergy Services filed a motion to dismiss and answer to the LPSC complaint denying that System Energy’s treatment of the sale-leaseback renewal and capital additions violated the terms of the filed rate or any other FERC ratemaking, accounting, or legal requirements or otherwise constituted double recovery. The response also argued that the complaint is inconsistent with a FERC-approved settlement to which the LPSC is a party and that explicitly authorizes System Energy to recover its lease payments. Finally, the response argued that both the capital additions and the sale-leaseback renewal were prudent investments and the LPSC complaint fails to justify any disallowance or refunds. The response asked that the FERC dismiss and reject the LPSC complaint without further action, investigation, or hearing, but also offered to submit formula rate protocols for the Unit Power Sales Agreement similar to the procedures used for reviewing transmission rates under the MISO tariff.

Unit Power Sales Agreement

As discussed in the Form 10-K, in August 2017, System Energy submitted to the FERC proposed limited amendments to the Unit Power Sales Agreement to adopt (1) updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses and (2) updated nuclear decommissioning cost annual revenue requirements, both of which are recovered through the Unit Power Sales Agreement rate formula. The proposed amendments would result in lower charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. In June 2018, System Energy filed with the FERC an uncontested settlement relating to the updated depreciation rates and nuclear decommissioning cost annual revenue requirements.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

As discussed in the Form 10-K, in November 2016 the NRC placed Grand Gulf in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix. In August 2018 the NRC moved Grand Gulf into the “licensee response column,” or Column 1, of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review Grand Gulf’s performance in addressing issues that had previously resulted in classification in Column 2.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$112,456	$164,956	$260,899	$319,743

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	2,030	21,660	30,455	36,994
Nuclear refueling outage expenses	2,820	4,387	6,792	9,160
Other operation and maintenance	48,695	51,992	94,034	99,454
Decommissioning	8,541	13,452	16,998	26,684
Taxes other than income taxes	6,866	6,664	13,963	13,088
Depreciation and amortization	33,467	35,187	66,788	70,628
Other regulatory credits - net	(13,369)	(11,421)	(22,478)	(21,783)
TOTAL	89,050	121,921	206,552	234,225

OPERATING INCOME	23,406	43,035	54,347	85,518

OTHER INCOME
Allowance for equity funds used during construction	2,904	1,318	5,004	2,412
Interest and investment income	2,943	3,723	9,829	8,397
Miscellaneous - net	(1,794)	(2,421)	(2,970)	(3,488)
TOTAL	4,053	2,620	11,863	7,321

INTEREST EXPENSE
Interest expense	9,656	9,181	18,981	18,300
Allowance for borrowed funds used during construction	(736)	(322)	(1,268)	(589)
TOTAL	8,920	8,859	17,713	17,711

INCOME BEFORE INCOME TAXES	18,539	36,796	48,497	75,128

Income taxes	(4,848)	17,446	2,802	35,431

NET INCOME	$23,387	$19,350	$45,695	$39,697

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$45,695	$39,697
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	109,682	128,679
Deferred income taxes, investment tax credits, and non-current taxes accrued	7,010	35,498
Changes in assets and liabilities:
Receivables	14,093	10,077
Accounts payable	32,681	3,469
Prepaid taxes and taxes accrued	(7,100)	(10,086)
Interest accrued	785	(609)
Other working capital accounts	(64,758)	2,960
Other regulatory assets	(16,939)	(4,904)
Other regulatory liabilities	(12,894)	35,708
Pension and other postretirement liabilities	(6,551)	(8,116)
Other assets and liabilities	21,056	(60,913)
Net cash flow provided by operating activities	122,760	171,460

INVESTING ACTIVITIES
Construction expenditures	(105,035)	(32,799)
Allowance for equity funds used during construction	5,004	2,412
Nuclear fuel purchases	(99,164)	(22,510)
Proceeds from the sale of nuclear fuel	—	60,188
Proceeds from nuclear decommissioning trust fund sales	199,403	253,487
Investment in nuclear decommissioning trust funds	(206,695)	(271,901)
Changes in money pool receivable - net	47,531	(54,860)
Net cash flow used in investing activities	(158,956)	(65,983)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99,985	—
Retirement of long-term debt	(50,002)	(50,001)
Changes in short-term borrowings - net	21,043	36,289
Common stock dividends and distributions	(63,240)	—
Other	—	(28)
Net cash flow provided by (used in) financing activities	7,786	(13,740)

Net increase (decrease) in cash and cash equivalents	(28,410)	91,737
Cash and cash equivalents at beginning of period	287,187	245,863
Cash and cash equivalents at end of period	$258,777	$337,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$8,592	$17,656

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$48	$78
Temporary cash investments	258,729	287,109
Total cash and cash equivalents	258,777	287,187
Accounts receivable:
Associated companies	107,799	170,149
Other	7,252	6,526
Total accounts receivable	115,051	176,675
Materials and supplies - at average cost	89,033	88,424
Deferred nuclear refueling outage costs	67,807	7,908
Prepayments and other	6,741	2,489
TOTAL	537,409	562,683

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	914,377	905,686
TOTAL	914,377	905,686

UTILITY PLANT
Electric	4,353,638	4,327,849
Property under capital lease	588,281	588,281
Construction work in progress	147,763	69,937
Nuclear fuel	279,182	207,513
TOTAL UTILITY PLANT	5,368,864	5,193,580
Less - accumulated depreciation and amortization	3,227,888	3,175,018
UTILITY PLANT - NET	2,140,976	2,018,562

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	461,266	444,327
Other	25,411	7,629
TOTAL	486,677	451,956

TOTAL ASSETS	$4,079,439	$3,938,887

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$85,005	$85,004
Short-term borrowings	38,873	17,830
Accounts payable:
Associated companies	9,996	16,878
Other	121,846	62,868
Taxes accrued	39,484	46,584
Interest accrued	14,174	13,389
Current portion of unprotected excess accumulated deferred income taxes	71,140	—
Other	2,436	2,434
TOTAL	382,954	244,987

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	785,699	776,420
Accumulated deferred investment tax credits	38,767	39,406
Regulatory liability for income taxes - net	164,202	246,122
Other regulatory liabilities	453,877	455,991
Decommissioning	878,661	861,664
Pension and other postretirement liabilities	115,323	121,874
Long-term debt	516,657	466,484
Other	50,035	15,130
TOTAL	3,003,221	2,983,091

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2018 and 2017	601,850	658,350
Retained earnings	91,414	52,459
TOTAL	693,264	710,809

TOTAL LIABILITIES AND EQUITY	$4,079,439	$3,938,887

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$679,350	$59,473	$738,823

Net income	—	39,697	39,697

Balance at June 30, 2017	$679,350	$99,170	$778,520

Balance at December 31, 2017	$658,350	$52,459	$710,809

Net income	—	45,695	45,695
Common stock dividends and distributions	(56,500)	(6,740)	(63,240)

Balance at June 30, 2018	$601,850	$91,414	$693,264

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

4/01/2018-4/30/2018	—	$—	—	$350,052,918
5/01/2018-5/31/2018	—	$—	—	$350,052,918
6/01/2018-6/30/2018	—	$—	—	$350,052,918
Total	—	$—	—

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

NRC Reactor Oversight Process

See the discussion in Part I, Item 1 in the Form 10-K for information regarding the NRC’s Reactor Oversight Process and the status of each of Entergy’s nuclear plants. In June 2018 the NRC moved ANO 1 and ANO 2 into the “licensee response column,” or Column 1, of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review ANO 1’s and ANO 2’s performance in addressing issues that had previously resulted in classification in the “multiple/repetitive degraded cornerstone column,” or Column 4. In August 2018 the NRC moved Grand Gulf into Column 1 of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review Grand Gulf’s performance in addressing issues that had previously resulted in classification in the “regulatory response column,” or Column 2.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Ozone Nonattainment

As discussed in the Form 10-K, the Houston-Galveston-Brazoria area was originally classified as “moderate” nonattainment under the 1997 8-hour ozone standard with an attainment date of June 15, 2010.  In April 2015 the EPA revoked the 1997 ozone national ambient air quality standards (NAAQS), and in May 2016 the EPA issued a proposed rule approving a substitute for the Houston-Galveston-Brazoria area. This redesignation indicates that the area has attained the revoked 1997 8-hour ozone NAAQS due to permanent and enforceable emission reductions and that it will maintain that NAAQS for 10 years from the date of the approval. Final approval, which was effective in December 2016, resulted in the area no longer being subject to any remaining anti-backsliding or non-attainment new source review requirements associated with the revoked 1997 NAAQS. In February 2018 the U.S. Court of Appeals for the D.C. Circuit opined that the EPA violated the Clean Air Act by revoking the 1997 standard and by creating the process that allowed states to avoid certain anti-backsliding provisions of the Act. Opponents filed a legal challenge to the December 2016 redesignation based on the February 2018 D.C. Circuit decision.

As discussed in the Form 10-K, in March 2008 the EPA revised the NAAQS for ozone, creating the potential for additional counties and parishes in which Entergy operates to be placed in nonattainment status.  In April 2012 the EPA released its final non-attainment designations for the 2008 ozone NAAQS.  In Entergy’s utility service area, the Houston-Galveston-Brazoria, Texas; Baton Rouge, Louisiana; and Memphis, Tennessee/Mississippi/Arkansas areas were designated as in “marginal” nonattainment. In August 2015 and January 2016, the EPA proposed determinations that the Baton Rouge and Memphis areas had attained the 2008 standard. In May 2016 the EPA finalized those determinations and extended the Houston-Galveston-Brazoria area’s attainment date for the 2008 Ozone standard to July 20, 2016 and reclassified the Baton Rouge area as attainment for ozone under the 2008 8-hour ozone standard. In December 2016 the EPA determined that the Houston-Galveston-Brazoria area had failed to attain the 2008 ozone standard by the 2016 attainment date. This finding reclassified the Houston-Galveston-Brazoria area from marginal to “moderate” and set the attainment deadline as July 20, 2018. In May 2018 the EPA published a proposed rule approving the Houston-Galveston-Brazoria attainment demonstration for the 2008 8-hour ozone standard. Final EPA action remains pending.

As discussed in the Form 10-K, in October 2015 the EPA issued a final rule lowering the primary and secondary NAAQS for ozone to a level of 70 parts per billion. States were required to assess their attainment status and recommend designations to the EPA. In January 2018 the EPA proposed that the following counties and parishes in Entergy’s service territory be listed as in non-attainment: in Louisiana, Ascension Parish, East Baton Rouge Parish, West Baton Rouge Parish, Iberville Parish, and Livingston Parish; in Texas, Montgomery County. In addition to Lewis Creek in Montgomery County, Texas, Entergy owns or operates fossil-fueled generating units in East Baton Rouge Parish (Louisiana Station) and in Iberville Parish (Willow Glen), Louisiana. In May 2018 the EPA issued its final designations for the 2015 Ozone NAAQS. The following parishes/counties initially were proposed as non-attainment, but designated as attainment in the final rule: in Louisiana, Ascension Parish, East Baton Rouge Parish, West Baton Rouge Parish, Iberville Parish, and Livingston Parish; in Texas, Liberty County and Waller Counties within the Houston-Galveston-Brazoria area. The final designations are effective on August 3, 2018. Entergy will continue to work with state environmental agencies on appropriate methods for assessing attainment and non-attainment with the new standard and, where necessary, in planning for compliance. Following designations by the EPA, states will be required to develop plans intended to return non-attainment areas to a condition of attainment. The timing for that action depends largely on the severity of non-attainment in a given area.

Coal Combustion Residuals

As discussed in the Form 10-K, in December 2016 the Water Infrastructure Improvements for the Nation Act (WIIN Act) was signed into law, which authorizes states to regulate coal ash rather than leaving primary enforcement to citizen suit actions. States may submit to the EPA proposals for a permit program. In September 2017 the EPA agreed to reconsider certain provisions of the CCR (coal combustion residuals) rule in light of the WIIN Act. In March 2018 the EPA published its proposed revisions to the CCR rule with comments due at the end of April 2018. In July 2018 the EPA released its initial revisions extending certain deadlines and incorporating some risk-based standards.   The EPA is expected to release additional revisions in another rulemaking.

Other Environmental Matters

Entergy Texas

In December 2016 a transformer inside the Hartburg, Texas Substation had an internal fault resulting in a release of approximately 15,000 gallons of non-PCB mineral oil. Cleanup ensued immediately; however, rain caused much of the oil to spread across the substation yard and into a nearby wetland. The Texas Commission on Environmental Quality (TCEQ) and the National Response Center were immediately notified, and TCEQ responded to the site approximately two hours after the cleanup was initiated. The remediation liability is estimated at $2.2 million; however, this number could fluctuate depending on the remediation extent and wetland mitigation requirements. In July 2017, Entergy entered into the Voluntary Cleanup Program with TCEQ. Additional direction is expected from TCEQ regarding final remediation requirements for the site. In November 2017 additional soil sampling was completed in the wetland area and in February 2018, a site summary report of findings was submitted to the TCEQ. The TCEQ responded in June 2018 and has requested an ecological exclusion criteria checklist/Tier II screening-level ecological risk assessment, an additional site assessment, additional soil samples, groundwater samples, and some additional diagrams and maps. Entergy has developed and is implementing a response plan addressing TCEQ’s requests.

Earnings Ratios (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended					Six Months Ended
	December 31,					June 30,
	2013	2014	2015	2016	2017	2018
Entergy Arkansas	3.62	3.08	2.04	3.32	2.87	1.75
Entergy Louisiana	3.30	3.44	3.36	3.57	3.85	2.79
Entergy Mississippi	3.19	3.23	3.59	3.96	4.49	(a)
Entergy New Orleans	1.85	3.55	4.90	4.61	4.50	4.33
Entergy Texas	1.94	2.39	2.22	2.92	2.41	2.39
System Energy	5.66	4.04	4.53	5.39	4.91	3.51

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended					Six Months Ended
	December 31,					June 30,
	2013	2014	2015	2016	2017	2018
Entergy Arkansas	3.25	2.76	1.85	3.09	2.81	1.72
Entergy Louisiana	3.14	3.28	3.24	3.57	3.85	2.79
Entergy Mississippi	2.97	3.00	3.34	3.71	4.36	(b)
Entergy New Orleans	1.70	3.26	4.50	4.30	4.24	4.33

(a)	Earnings, as defined, for the six months ended June 30, 2018 were $46.5 million less than fixed charges, as defined.

(b)	Earnings, as defined, for the six months ended June 30, 2018 were $47.1 million less than fixed charges, as defined.

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits

4(a) -	Eightieth Supplemental Indenture, dated as of May 1, 2018, to Entergy Arkansas Mortgage and Deed of Trust, dated as of October 1, 1944 (4.39 to Form 8-K filed May 11, 2018 in 1-10764).

10(a) -
Confirmation of Forward Sale Transaction, dated June 6, 2018, between Entergy Corporation and Morgan Stanley & Co. LLC in its capacity as a Forward Purchaser (10.1 to Form 8-K filed June 11, 2018 in 1-11299).

10(b) -
Confirmation of Forward Sale Transaction, dated June 6, 2018, between Entergy Corporation and Goldman Sachs & Co. LLC in its capacity as a Forward Purchaser (10.2 to Form 8-K filed June 11, 2018 in 1-11299).

10(c) -
Confirmation of Forward Sale Transaction, dated June 6, 2018, between Entergy Corporation and JPMorgan Chase Bank, National Association, in its capacity as a Forward Purchaser (10.3 to Form 8-K filed June 11, 2018 in 1-11299).

10(d) -
Confirmation of Additional Forward Sale Transaction, dated June 7, 2018, between Entergy Corporation and Morgan Stanley & Co. LLC in its capacity as a Forward Purchaser (10.4 to Form 8-K filed June 11, 2018 in 1-11299).

10(e) -
Confirmation of Additional Forward Sale Transaction, dated June 7, 2018, between Entergy Corporation and Goldman Sachs & Co. LLC in its capacity as a Forward Purchaser (10.5 to Form 8-K filed June 11, 2018 in 1-11299).

10(f) -
Confirmation of Additional Forward Sale Transaction, dated June 7, 2018, between Entergy Corporation and JPMorgan Chase Bank, National Association, in its capacity as a Forward Purchaser (10.6 to Form 8-K filed June 11, 2018 in 1-11299).

*10(g) -	Second Amendment to The 2015 Entergy Corporation Non-Employee Director Stock Program Established under the 2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries.

*12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(b) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

*12(c) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(d) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(e) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*12(f) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*32(a) -	Section 1350 Certification for Entergy Corporation.

*32(b) -	Section 1350 Certification for Entergy Corporation.

*32(c) -	Section 1350 Certification for Entergy Arkansas.

*32(d) -	Section 1350 Certification for Entergy Arkansas.

*32(e) -	Section 1350 Certification for Entergy Louisiana.

*32(f) -	Section 1350 Certification for Entergy Louisiana.

*32(g) -	Section 1350 Certification for Entergy Mississippi.

*32(h) -	Section 1350 Certification for Entergy Mississippi.

*32(i) -	Section 1350 Certification for Entergy New Orleans.

*32(j) -	Section 1350 Certification for Entergy New Orleans.

*32(k) -	Section 1350 Certification for Entergy Texas.

*32(l) -	Section 1350 Certification for Entergy Texas.

*32(m) -	Section 1350 Certification for System Energy.

*32(n) -	Section 1350 Certification for System Energy.

*101 INS -	XBRL Instance Document.

*101 SCH -	XBRL Taxonomy Extension Schema Document.

*101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

*101 LAB -	XBRL Taxonomy Label Linkbase Document.

*101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

*101 DEF -	XBRL Definition Linkbase Document.
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

Date:    August 6, 2018