Form 10-Q
period 2018-09-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES, INC; ENTERGY ARKANSAS INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, LLC
filed 2018-11-06
CIK 65984, 202584, 7323, 66901, 1348952, 1427437, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at October 31, 2018
Entergy Corporation	($0.01 par value)	181,142,215

Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10‑K for the calendar year ended December 31, 2017 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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

•
the effects of changes in federal, state, or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, trade/tariff, or energy policies;

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

•
changes in technology, including (i) Entergy’s ability to implement new technologies, (ii) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, energy efficiency, demand side management, and other measures that reduce load, and (iii) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies;

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

Results of Operations

Third Quarter 2018 Compared to Third Quarter 2017

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the third quarter 2018 to the third quarter 2017 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
3rd Quarter 2017 Consolidated Net Income (Loss)	$403,733	$55,765	($57,854)	$401,644

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(253,847)	(50,681)	(2)	(304,530)
Other operation and maintenance	50,746	24,903	3,363	79,012
Asset write-offs, impairments, and related charges	—	138,994	—	138,994
Taxes other than income taxes	1,388	775	279	2,442
Depreciation and amortization	(17,013)	(12,845)	(253)	(30,111)
Other income	26,926	88,207	(624)	114,509
Interest expense	2,256	3,386	7,526	13,168
Other expenses	(628)	(6,271)	—	(6,899)
Income taxes	(367,682)	(161,222)	4,103	(524,801)

3rd Quarter 2018 Consolidated Net Income (Loss)	$507,745	$105,571	($73,498)	$539,818

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Third quarter 2018 results of operations includes impairment charges of $155 million ($123 million net-of-tax) due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet, a $107 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a restructuring of the investment holdings in one of its nuclear plant decommissioning trust funds, and a $23 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a state income tax audit. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 10 to the financial statements herein for discussion of the state income tax audit and restructuring of its interest in the decommissioning trust fund.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the third quarter 2018 to the third quarter 2017:

Amount
(In Millions)
2017 net revenue	$1,811
Return of unprotected excess accumulated deferred income taxes to customers	(277)
Grand Gulf recovery	(39)
Retail electric price	(8)
Volume/weather	44
Net wholesale revenue	26
2018 net revenue	$1,557

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity in the third quarter 2018 at Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy in response to the enactment of the Tax Cuts and Jobs Act.  There is no effect on net income as the reductions in net revenue were offset by reductions in income tax expense.  Entergy Texas’s proposal for the return of its unprotected excess accumulated deferred income taxes is pending before the PUCT in an unopposed settlement in its base rate case proceeding.  See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The Grand Gulf recovery variance is primarily due to a reduction in depreciation expense recognized in third quarter 2018 upon FERC approval of the settlement in the Unit Power Sales Agreement proceeding, a reduction in income tax expense associated with the reduction in the federal income tax rate in 2018, and a reduction in recoverable decommissioning costs, primarily attributable to increased earnings on the decommissioning trust funds.  This was partially offset by increases in other capacity costs.  See Note 2 to the financial statements herein for a discussion of the Unit Power Sales Agreement settlement.  See Note 3 to the financial statements in the Form 10-K for a discussion of the Tax Cut and Jobs Act.

The retail electric price variance is primarily due to regulatory charges recorded in the third quarter 2018 to reflect the effects of regulatory agreements to return the benefits of the lower income tax rate in 2018 to customers in Louisiana and New Orleans and a decrease in formula rate plan revenues implemented with the first billing cycle of September 2017 at Entergy Louisiana. The decrease was substantially offset by an increase in formula rate plan rates effective with the first billing cycle of January 2018 at Entergy Arkansas, as approved by the APSC, and an increase in energy efficiency revenues. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase of 1,851 GWh, or 6%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily driven by small industrials and cogeneration sales, as well as continued growth from new and expansion customers. The increase was partially offset by the effect of less favorable weather during the unbilled sales period.

The net wholesale revenue variance is primarily because of the regulatory lag experienced by certain Utility operating companies as a result of the change in the federal income tax rate in 2018 and its effect on wholesale rates. See Note 2 herein and in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the third quarter 2018 to the third quarter 2017:

Amount
(In Millions)
2017 net revenue	$392
Nuclear realized price changes	(24)
Nuclear volume	(14)
Other	(13)
2018 net revenue	$341

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $51 million in the third quarter 2018 as compared to the third quarter 2017 primarily due to lower realized wholesale energy prices, partially offset by higher capacity prices, and lower volume in the Entergy Wholesale Commodities nuclear fleet resulting from more non-refueling outage days in the third quarter 2018 as compared to the third quarter 2017.

Following are key performance measures for Entergy Wholesale Commodities for the third quarter 2018 and 2017:

	2018	2017
Owned capacity (MW)	3,962	3,962
GWh billed	7,576	8,234

Entergy Wholesale Commodities Nuclear Fleet (a)
Capacity factor	90%	98%
GWh billed	6,976	7,633
Average energy price ($/MWh)	$38.01	$39.94
Average capacity price ($/kW-month)	$9.32	$9.09

(a)	The Entergy Wholesale Commodities nuclear power plants had no refueling outage days in the third quarter 2018 or the third quarter 2017.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $584 million for the third quarter 2017 to $635 million for the third quarter 2018 primarily due to:

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $16 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed in third quarter 2018 as compared to third quarter 2017;

•	an increase of $15 million in energy efficiency costs;

•	an increase of $8 million in customer service costs primarily due to higher contract costs;

•	an increase of $7 million in information technology costs primarily due to higher software maintenance costs and higher contract costs; and

•
a $6 million loss in 2018 on the sale of fuel oil inventory per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Act. There is no effect on net income as the loss on the sale of fuel oil inventory is offset by a reduction in income tax expense.

Depreciation and amortization expenses decreased primarily due to updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement as part of a settlement approved by the FERC in August 2018. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the Unit Power Sales Agreement.

Other income increased primarily due to changes in decommissioning trust fund investment activity, including portfolio rebalancing of certain of the decommissioning trust funds in the third quarter 2018.

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $184 million for the third quarter 2017 to $209 million for the third quarter 2018 primarily due to an increase of $19 million in severance and retention costs as a result of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

The asset write-offs, impairments, and related charges variance is primarily due to impairment charges of $155 million ($123 million net-of-tax) in the third quarter 2018 compared to impairment charges of $16 million ($10 million net-of-tax) in the third quarter 2017. The impairment charges are due to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. The increase in impairment charges in the third quarter 2018 is primarily due to $117 million ($93 million net-of-tax) of impairment charges related to Pilgrim primarily resulting from the effects of an updated decommissioning cost study. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 14 to the financial statements herein for a discussion of asset retirement obligations. See Note 14 to the financial statements in the Form 10-K for a discussion of impairment of long-lived assets.

Depreciation and amortization expenses decreased primarily due to the decision in the third quarter 2017 to continue operating Palisades until May 31, 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for a discussion of the planned shutdown of Palisades.

Other income increased primarily due to higher realized gains on the decommissioning trust fund investments in the third quarter 2018 as compared to the third quarter 2017, including the effect of portfolio rebalancing in the third quarter 2018.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was (110.2%) for the third quarter 2018. The difference in the effective income tax rate for the third quarter 2018 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes, a restructuring of the investment holdings in one of the Entergy Wholesale Commodities’ nuclear plant decommissioning trusts for which additional tax basis is now recoverable, and the conclusion of a state income tax audit involving Entergy Wholesale Commodities. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussions of the restructuring and the conclusion of the state income tax audit.

The effective income tax rate was 37.6% for the third quarter 2017. The difference in the effective income tax rate for the third quarter 2017 versus the federal statutory rate of 35% was primarily due to state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2017 Consolidated Net Income (Loss)	$817,738	$252,455	($169,129)	$901,064

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(377,472)	(140,849)	(13)	(518,334)
Other operation and maintenance	114,009	(61,579)	8,444	60,874
Asset write-offs, impairments, and related charges	—	(124,502)	—	(124,502)
Taxes other than income taxes	18,478	(2,337)	451	16,592
Depreciation and amortization	10,660	(40,640)	(253)	(30,233)
Gain on sale of assets	—	(16,270)	—	(16,270)
Other income	28,651	25,853	(2,464)	52,040
Interest expense	9,449	7,618	18,504	35,571
Other expenses	(2,633)	(29,664)	—	(32,297)
Income taxes	(785,124)	340,837	11,905	(432,382)

2018 Consolidated Net Income (Loss)	$1,104,078	$31,456	($210,657)	$924,877

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Results of operations for the nine months ended September 30, 2018 include impairment charges of $297 million ($235 million net-of-tax) due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet, a $107 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

result of a restructuring of the investment holdings in one of its nuclear plant decommissioning trust funds, a $52 million income tax benefit, recognized by Entergy Louisiana, as a result of the settlement of the 2012-2013 IRS audit, associated with the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing, and a $23 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a state income tax audit. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 10 to the financial statements herein for discussion of the IRS audit settlement, the state income tax audit, and restructuring of its interest in the decommissioning trust fund.

Results of operations for the nine months ended September 30, 2017 include impairment charges of $422 million ($274 million net-of-tax) due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and a reduction of income tax expense, net of unrecognized tax benefits, of $373 million as a result of a change in the tax classification of legal entities that own Entergy Wholesale Commodities nuclear power plants. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and Note 3 to the financial statements in the Form 10-K for additional discussion of the tax elections.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017:

Amount
(In Millions)
2017 net revenue	$4,765
Return of unprotected excess accumulated deferred income taxes to customers	(555)
Grand Gulf recovery	(74)
Retail electric price	(4)
Net wholesale revenue	35
Volume/weather	203
Other	18
2018 net revenue	$4,388

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity in 2018 at Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy in response to the enactment of the Tax Cuts and Jobs Act.  There is no effect on net income as the reductions in net revenue were offset by reductions in income tax expense.  Entergy Texas’s proposal for the return of its unprotected excess accumulated deferred income taxes is pending before the PUCT in an unopposed settlement in its base rate case proceeding.  See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The Grand Gulf recovery variance is primarily due to a reduction in depreciation expense recognized in third quarter 2018 upon FERC approval of the settlement in the Unit Power Sales Agreement proceeding, a reduction in income tax expense associated with the reduction in the federal income tax rate in 2018, and a reduction in recoverable decommissioning costs, primarily attributable to increased earnings on the decommissioning trust funds.  This was

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

partially offset by increases in other capacity costs.  See Note 2 to the financial statements herein for a discussion of the Unit Power Sales Agreement settlement.  See Note 3 to the financial statements in the Form 10-K for a discussion of the Tax Cut and Jobs Act.

The retail electric price variance is primarily due to regulatory charges recorded in 2018 to reflect the effects of regulatory agreements to return the benefits of the lower income tax rate in 2018 to customers in Louisiana and New Orleans. The decrease was substantially offset by the following:

•	an increase in formula rate plan rates effective with the first billing cycle of January 2018 at Entergy Arkansas, as approved by the APSC;

•	an increase in energy efficiency revenues;

•	higher storm damage rider revenues at Entergy Mississippi; and

•	an increase in the distribution cost recovery factor rider rate in September 2017 at Entergy Texas, as approved by the PUCT.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The net wholesale revenue variance is primarily because of the regulatory lag experienced by certain Utility operating companies as a result of the change in the federal income tax rate in 2018 and its effect on wholesale rates. See Note 2 herein and in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to an increase of 4,576 GWh, or 5%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily driven by small industrials sales, as well as continued growth from new and expansion customers.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017:

Amount
(In Millions)
2017 net revenue	$1,136
FitzPatrick reimbursement agreement	(98)
Nuclear realized price changes	(35)
Nuclear volume	21
Other	(29)
2018 net revenue	$995

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $141 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to:

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
lower realized wholesale energy prices and the effect of rising forward power prices on electricity derivative instruments that are not designated as hedging instruments, partially offset by higher capacity prices.

The decrease was partially offset by higher volume in the Entergy Wholesale Commodities nuclear fleet resulting from fewer refueling outage days in the nine months ended September 30, 2018, partially offset by a larger exercise of resupply options in the nine months ended September 30, 2017 provided for in purchase power agreements where Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running.

Following are key performance measures for Entergy Wholesale Commodities for the nine months ended September 30, 2018 and 2017:

	2018	2017
Owned capacity (MW)	3,962	3,962
GWh billed	21,853	22,616

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	86%	79%
GWh billed	20,096	20,861
Average energy price ($/MWh)	$40.72	$42.46
Average capacity price ($/kW-month)	$7.01	$6.33
Refueling outage days:
FitzPatrick	—	42
Indian Point 2	33	—
Indian Point 3	—	66
Pilgrim	—	43
Palisades	—	27

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,738 million for the nine months ended September 30, 2017 to $1,852 million for the nine months ended September 30, 2018 primarily due to:

•	an increase of $38 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed in 2018 as compared to 2017;

•	an increase of $27 million in energy efficiency costs;

•	an increase of $12 million in storm damage provisions, primarily at Entergy Mississippi. See Note 2 to the financial statements herein and in the Form 10-K for discussion of storm cost recovery;

•	an increase of $11 million in customer service costs primarily due to higher contract costs;

•	an increase of $10 million in transmission expenses primarily due to higher labor and contract costs to support industrial customers;

•	an increase of $10 million in information technology costs primarily due to higher software maintenance costs and higher labor costs, including contract labor;

•
an increase of $6 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals and a higher scope of work performed during plant outages in 2018 as compared to the same period in 2017;

•
a $6 million loss in 2018 on the sale of fuel oil inventory per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Act. There is no effect on net income as the loss on the sale of fuel oil inventory is offset by a reduction in income tax expense; and

•	an increase of $6 million in vegetation maintenance costs.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by higher nuclear insurance refunds of $15 million.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes and payroll taxes. Ad valorem taxes increased primarily due to higher assessments.

Other income increased primarily due to changes in decommissioning trust fund investment activity, including portfolio rebalancing of certain of the decommissioning trust funds in the third quarter 2018 and an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2018, which included the St. Charles Power Station project.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $661 million for the nine months ended September 30, 2017 to $599 million for the nine months ended September 30, 2018 primarily due to the absence of other operation and maintenance expenses from the FitzPatrick plant, which was sold to Exelon in March 2017. The decrease was partially offset by an increase of $17 million in severance and retention costs as a result of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

The asset write-offs, impairments, and related charges variance is primarily due to impairment charges of $297 million ($235 million net-of-tax) in the nine months ended September 30, 2018 compared to impairment charges of $422 million ($274 million net-of-tax) in the nine months ended September 30, 2017. The impairment charges are due to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. The decrease in impairment charges in 2018 is primarily due to Palisades expenditures incurred after September 30, 2017, no longer being charged to expense as incurred but recorded as assets and depreciated or amortized, and the timing of nuclear refueling outage spending and nuclear fuel spending at the remaining impaired Entergy Wholesale Commodities nuclear plants, partially offset by an increase in impairment charges related to Pilgrim primarily resulting from the effects of an updated decommissioning cost study. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 14 to the financial statements herein for a discussion of asset retirement obligations. See Note 14 to the financial statements in the Form 10-K for a discussion of impairment of long-lived assets.

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

Other income increased primarily due to higher realized gains on the decommissioning trust fund investments in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, including the effect of portfolio rebalancing in 2018.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Income Taxes

The effective income tax rate was (128.4%) for the nine months ended September 30, 2018. The difference in the effective income tax rate for the nine months ended September 30, 2018 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes, a restructuring of the investment holdings in one of the Entergy Wholesale Commodities’ nuclear plant decommissioning trusts for which additional tax basis is now recoverable, and an IRS audit settlement for the 2012-2013 tax returns. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for a discussion of the IRS audit settlement and the restructuring.

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

Shutdown and Planned Sale of Vermont Yankee

As discussed in the Form 10-K, in December 2014 the Vermont Yankee plant ceased power production and entered its decommissioning phase, and in November 2016, Entergy entered into an agreement to sell 100% of the membership interests in Entergy Nuclear Vermont Yankee, LLC to a subsidiary of NorthStar. In March 2018, Entergy and NorthStar entered into a settlement agreement and a Memorandum of Understanding with State of Vermont agencies and other interested parties that set forth the terms on which the agencies and parties support the Vermont Public Utility Commission’s approval of the transaction. The agreements provide additional financial assurance for decommissioning, spent fuel management and site restoration, and detail the site restoration standards that will apply to protect the environment and the health and safety of workers and the public. The provisions of the agreements will become effective upon approval of the transaction by the Vermont Public Utility Commission consistent with the agreements’ terms, the NRC’s approval of the license transfer application, and the closing of the transaction. In October 2018 the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

NRC issued an order approving the application to transfer Vermont Yankee’s license to NorthStar for decommissioning. The Vermont Public Utility Commission is expected to issue its decision in the fourth quarter of 2018.

Entergy Nuclear Vermont Yankee has an outstanding credit facility with borrowing capacity of $145 million to pay for dry fuel storage costs. This credit facility is guaranteed by Entergy Corporation. At or before closing, a subsidiary of Entergy will assume the obligations under the existing credit facility or enter into a new credit facility, and Entergy will guarantee the credit facility. At the closing of the sale transaction, NorthStar will pay $1,000 for the membership interests in Entergy Nuclear Vermont Yankee, and NorthStar will cause Entergy Nuclear Vermont Yankee to issue a promissory note to an Entergy affiliate. The amount of the promissory note issued will be equal to the amount drawn under the credit facility or the amount drawn under the new credit facility, plus borrowing fees and costs incurred by Entergy in connection with such facility. The principal amount drawn under the outstanding credit facility was $132 million as of September 30, 2018. The transaction is expected to result in a loss based on the difference between Entergy’s net investment in Entergy Nuclear Vermont Yankee and the sale price plus any agreed adjustments. As of September 30, 2018, Entergy’s adjusted net investment in Entergy Nuclear Vermont Yankee was $266 million. The primary variables in the ultimate loss are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, financial results from the plant until the closing, and any changes in Entergy’s investment in Entergy Nuclear Vermont Yankee before closing.

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

The Pilgrim transaction is subject to certain closing conditions, including: the permanent shutdown of Pilgrim and the transfer of all nuclear fuel from the reactor vessel to the spent nuclear fuel pool; NRC approval for the transfer of the operating and the independent spent fuel storage installation licenses; FERC approval for the change in control of the switchyard; receipt of a favorable private letter ruling from the IRS; the market value of the nuclear decommissioning trust for Pilgrim, less the hypothetical income tax on the aggregate unrealized gain of such fund assets at closing, equaling or exceeding a specified minimum amount; and, the Palisades purchase and sale agreement not having been terminated due to a breach by Holtec or its subsidiary.

The Palisades transaction is subject to certain closing conditions, including: the permanent shutdown of Palisades and the transfer of all nuclear fuel from the reactor vessel to the spent nuclear fuel pool; NRC regulatory approval for the transfer of the Palisades and Big Rock Point operating and independent spent fuel storage installation licenses; receipt of a favorable private letter ruling from the IRS; the market value of the nuclear decommissioning trust for Palisades, less the hypothetical income tax on the aggregate unrealized gain of such fund assets at closing, equaling or exceeding a specified minimum amount; and, the Pilgrim transaction having closed.

Subject to the above conditions, the Pilgrim transaction is expected to close by the end of 2019 and the Palisades transaction is expected to close by the end of 2022. Each transaction is expected to result in a loss based on the difference between Entergy’s net investment in each subsidiary and the sale price plus any agreed adjustments. As of September 30, 2018, Entergy’s adjusted net investment in Entergy Nuclear Generation Company was $456 million and Entergy’s adjusted net investment in Entergy Nuclear Palisades was $210 million. The primary variables in the ultimate loss are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, financial results from plant operations until the closing, and the level of any deferred tax balances at closing.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet of approximately $155 million in 2018, of which $103 million has been incurred as of September 30, 2018, and a total of approximately $215 million from 2019 through mid-2022. In addition, Entergy Wholesale Commodities incurred impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets of $155 million for the three months ended September 30, 2018 and $297 million for the nine months ended September 30, 2018. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired.

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

In April 2018 the NRC issued a supplement to the final supplemental environmental impact statement, and in August 2018 the NRC issued a supplemental safety evaluation report. The supplements update the environmental record and safety record related to the Indian Point license renewal. In September 2018 the NRC issued renewed operating licenses for Indian Point 2 through April 2024 and for Indian Point 3 through April 2025.

As discussed in the Form 10-K, in January 2017, Entergy reached a settlement with New York State, several State agencies, and Riverkeeper, Inc. under which Indian Point 2 and Indian Point 3 will cease commercial operation by April 30, 2020 and April 30, 2021, respectively. Operations may be extended up to four additional years for each unit by mutual agreement of Entergy and New York State based on an exigent reliability need for Indian Point generation. In accordance with the FERC-approved tariff of the New York Independent System Operator (NYISO), Entergy submitted to the NYISO a notice of generator deactivation based on the dates in the settlement. In December 2017 the NYISO issued a report stating there will not be a system reliability need following the deactivation of Indian Point. In April 2018 the NYISO issued a determination that the retirement of Indian Point was economically justified and, therefore, did not raise competition concerns.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy as of September 30, 2018 is primarily due to the net issuance of debt in 2018.

	September 30, 2018	December 31, 2017
Debt to capital	68.2%	67.1%
Effect of excluding securitization bonds	(0.5%)	(0.8%)
Debt to capital, excluding securitization bonds (a)	67.7%	66.3%
Effect of subtracting cash	(1.3%)	(1.1%)
Net debt to net capital, excluding securitization bonds (a)	66.4%	65.2%

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2023.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2018 was 3.46% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2018:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$630	$6	$2,864

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

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $145 million that expires in November 2020. As of September 30, 2018, $132 million in cash borrowings were outstanding under the credit facility. The weighted average interest rate for the nine months ended September

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

30, 2018 was 3.37% on the drawn portion of the facility. See Note 4 to the financial statements herein for additional discussion of the Vermont Yankee facility.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of September 30, 2018, Entergy Corporation had approximately $1,947 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2018 was 2.42%.

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

Preliminary Capital Investment Plan Estimate for 2019-2021

Entergy is developing its capital investment plan for 2019 through 2021 and currently anticipates that the Utility will make approximately $11.1 billion in capital investments during that period and that Entergy Wholesale Commodities will make approximately $0.2 billion in capital investments, not including nuclear fuel, during that period. The preliminary Utility estimate includes amounts associated with specific investments such as the New Orleans Power Station, the Washington Parish Energy Center, and the Choctaw Generating Station, each discussed below, the Lake Charles Power Station, the St. Charles Power Station, and the Montgomery County Power Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; investments in the nuclear fleet; software and security; and other investments. The preliminary Entergy Wholesale Commodities estimate includes amounts associated with specific investments, such as the investments in the nuclear fleet, component replacement, software and security, and dry cask storage. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

New Orleans Power Station

As discussed in the Form 10-K, in June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. In March 2018 the City Council adopted a resolution approving construction of the 128 MW unit. The targeted commercial operation date is Spring 2020, subject to receipt of all necessary permits by the end of November 2018. In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law. In May 2018 the City Council announced that it would initiate an investigation into allegations that Entergy New Orleans, Entergy, or some other

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

entity paid or participated in paying certain attendees and speakers in support of the New Orleans Power Station to attend or speak at certain meetings organized by the City Council. In June 2018, Entergy New Orleans produced documents in response to a City Council resolution relating to this investigation. The City Council issued a request for qualifications for an investigator and in June 2018 selected two investigators. In October 2018 the investigators for the City Council released their report, concluding that individuals were paid to attend and/or speak in support of the New Orleans Power Station and that Entergy New Orleans “knew or should have known that such conduct occurred or reasonably might occur.”  The City Council held a special meeting on October 31, 2018 to allow the investigators to present the report and for the City Council to consider next steps.  At that meeting, the City Council issued a resolution requiring Entergy New Orleans to show cause why it should not be fined $5 million as a result of the findings in the report. A response to the resolution is due within 30 days from issuance of the certified resolution. Entergy New Orleans disagrees with certain characterizations and omissions of fact in the report and submitted its response to the City Council.

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

Choctaw Generating Station

            In August 2018, Entergy Mississippi announced that it signed an asset purchase agreement to acquire from a subsidiary of GenOn Energy Inc. the Choctaw Generating Station, an 810 MW natural gas fired combined-cycle turbine plant located near French Camp, Mississippi.  The purchase price is expected to be approximately $314 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $401 million.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and the FERC, as well as clearance under the Hart-Scott-Rodino Antitrust Improvements Act.  In October 2018, Entergy Mississippi filed an application with the MPSC seeking approval of the acquisition and cost recovery. In a separate filing in October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions approved by the MPSC. Closing is expected to occur by the end of 2019.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its October 2018 meeting, the Board declared a dividend of $0.91 per share, an increase from the previous $0.89 quarterly dividend per share that Entergy has paid since the fourth quarter 2017.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
	(In Millions)
Cash and cash equivalents at beginning of period	$781	$1,188

Cash flow provided by (used in):
Operating activities	1,860	1,713
Investing activities	(3,000)	(2,828)
Financing activities	1,347	473
Net increase (decrease) in cash and cash equivalents	207	(642)

Cash and cash equivalents at end of period	$988	$546

Operating Activities

Net cash flow provided by operating activities increased by $147 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to:

•	a decrease of $130 million in spending on nuclear refueling outages in 2018 as compared to the same period in 2017;

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

•
an increase due to the timing of recovery of fuel and purchased power costs in 2018 as compared to the same period in 2017. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

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

•	an increase of $50 million in interest paid in 2018 as compared to the same period in 2017 resulting from an increase in interest expense;

•
income tax payments of $18 million in 2018 compared to income tax refunds of $12 million in 2017. Entergy made income tax payments in 2018 for estimated federal income taxes. Entergy received income tax refunds in 2017 resulting from the carryback of net operating losses; and

•
proceeds of $23 million received in 2017 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $172 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to:

•
an increase of $261 million in construction expenditures, primarily in the Utility business. The increase in construction expenditures in the Utility business is primarily due to an increase of $183 million in fossil-fueled generation construction expenditures primarily due to higher spending in 2018 on self-build projects in the Utility business and an increase of $62 million in nuclear construction expenditures primarily due to a higher scope of work performed during the Grand Gulf outage in 2018;

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

The increase was partially offset by:

•	$113 million in funds held on deposit in 2017 for principal and interest payments that were due October 1, 2017;

•	changes in the decommissioning trust funds, including portfolio rebalancing of certain decommissioning trust funds in the third quarter 2018; and

•
a decrease of $55 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Financing Activities

Net cash flow provided by financing activities increased $874 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to long-term debt activity providing approximately $1,422 million of cash in 2018 compared to using approximately $309 thousand in 2017. Borrowings and repayments of borrowings on Entergy’s long-term credit facility are included in long-term debt activity. The increase was partially offset by a decrease of $448 million in net issuances of commercial paper in 2018 compared to the same period in 2017 and a net decrease of $121 million in 2018 in short-term borrowings by the nuclear fuel company variable interest entities. For the details of Entergy’s commercial paper program, the nuclear fuel company variable interest entities’ short-term borrowings, and long-term debt, see Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K.

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

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities may also use a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of September 30, 2018 (2018 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2018	2019	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	98%	95%	86%	87%	66%
Firm LD (c)	10%	—%	—%	—%	—%
Offsetting positions (d)	(10%)	—%	—%	—%	—%
Total	98%	95%	86%	87%	66%
Planned generation (TWh) (e) (f)	6.7	25.6	17.7	9.6	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of September 30, 2018	$33.6	$40.3	$42.9	$57.3	$58.8

Capacity
Percent of capacity sold forward (g):
Bundled capacity and energy contracts (h)	22%	26%	36%	68%	97%
Capacity contracts (i)	42%	22%	3%	—%	—%
Total	64%	48%	39%	68%	97%
Planned net MW in operation (average) (f)	3,568	3,167	2,195	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$8.0	$7.2	$1.8	$—	$—

Total Energy and Capacity Revenues (j)
Expected sold and market total revenue per MWh	$44.1	$46.3	$46.9	$55.3	$47.1
Sensitivity: -/+ $10 per MWh market price change	$44.0-$44.3	$45.8-$46.8	$45.9-$47.9	$54.0-$56.7	$43.3-$50.9

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on September 30, 2018 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($1) million for the remainder of 2018. As of September 30, 2017, a positive $10 per MWh change would have had a corresponding effect on pre-tax income of $9 million for the remainder of 2017.  A negative $10 per MWh change in the annual average energy price in the markets based on September 30, 2018 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $1 million for the remainder of 2018. As of September 30, 2017, a negative $10 per MWh change would have had a corresponding effect on pre-tax income of ($9) million for the remainder of 2017.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements.  The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of credit support.  At September 30, 2018, based on power prices at that time, Entergy had liquidity exposure of $131 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $42 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of September 30, 2018, Entergy would have been required to provide approximately $78 million of additional cash or letters of credit under some of the agreements. As of September 30, 2018, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $307 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of September 30, 2018, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Grand Gulf

As discussed in the Form 10-K, in November 2016 the NRC placed Grand Gulf in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix. In August 2018 the NRC moved Grand Gulf into Column 1 of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review Grand Gulf’s performance in addressing issues that had previously resulted in classification in Column 2. Based on performance indicator data for the third quarter 2018, Entergy expects that the NRC will announce that Grand Gulf has moved back to Column 2. In August 2018 operators safely performed a reduction in power to address an operational issue with a plant system. As a result of the power reduction, the threshold for one of the NRC’s performance indicators was exceeded, which results in a Column 2 designation under the NRC’s Reactor Oversight Process Action Matrix at least until new performance indicator data is reported in the first quarter 2019.

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

New Accounting Pronouncements

See Note 1 to the financial statements in the Form 10-K for discussion of new accounting pronouncements. The following are updates to that discussion.

In February 2016 the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The ASU’s core principle is that “a lessee should recognize the assets and liabilities that arise from leases.” The ASU considers that “all leases create an asset and a liability,” and accordingly requires recording the assets and liabilities related to all leases with a term greater than 12 months.  In January 2018 the FASB issued ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” providing entities the option to elect not to evaluate existing land easements that are not currently accounted for under the previous lease standard. In July 2018 the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which is intended to simplify the transition requirements giving entities the option to apply the transition provisions of the new standard at the date of adoption instead of at the earliest comparative period presented and provides a practical expedient for the separation of lease and nonlease components for lessors. Entergy plans to adopt ASU 2016-02 along with the practical expedients provided by ASU 2018-01 and 2018-11 when they become effective for Entergy in the first quarter 2019.  Entergy does not expect that ASU 2016-02 will materially affect its results of operations, financial position, or cash flows but it will significantly expand the level of lease related disclosure.

In September 2018 the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service.”  The ASU requires entities to capitalize implementation costs associated with cloud computing arrangements classified as hosting arrangements and amortize those costs over the contract term.  These costs are required to be capitalized in the same line as prepayments of the costs, and subsequently amortized in the same lines as the hosting service element of the arrangement.  ASU 2018-15 is effective for Entergy for the first quarter 2020.  Entergy does not expect to early adopt the standard.  Entergy expects that it will elect to adopt ASU 2018-15 on a prospective basis, which will affect its statement of financial position by presenting implementation costs for hosting arrangements as prepayments, and net income by amortizing those costs as operation and maintenance expense over the contract term of the arrangement. Entergy is evaluating ASU 2018-15 for other effects on its results of operations, financial position, or cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,697,887	$2,793,798	$7,276,374	$7,056,758
Natural gas	26,352	26,585	112,990	100,011
Competitive businesses	380,080	423,245	1,107,606	1,293,867
TOTAL	3,104,319	3,243,628	8,496,970	8,450,636

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	729,269	612,950	1,638,367	1,426,462
Purchased power	439,380	408,140	1,252,437	1,182,404
Nuclear refueling outage expenses	37,937	43,273	116,057	124,126
Other operation and maintenance	854,013	775,001	2,477,699	2,416,825
Asset write-offs, impairments, and related charges	155,215	16,221	297,082	421,584
Decommissioning	93,829	95,392	285,834	310,062
Taxes other than income taxes	161,916	159,474	485,682	469,090
Depreciation and amortization	324,628	354,739	1,022,099	1,052,332
Other regulatory charges (credits)	37,097	19,435	223,416	(59,314)
TOTAL	2,833,284	2,484,625	7,798,673	7,343,571

Gain on sale of assets	—	—	—	16,270

OPERATING INCOME	271,035	759,003	698,297	1,123,335

OTHER INCOME
Allowance for equity funds used during construction	32,354	24,338	92,367	65,722
Interest and investment income	177,081	58,332	265,086	194,978
Miscellaneous - net	(43,591)	(31,335)	(123,439)	(78,726)
TOTAL	165,844	51,335	234,014	181,974

INTEREST EXPENSE
Interest expense	195,311	178,391	570,548	522,857
Allowance for borrowed funds used during construction	(15,244)	(11,492)	(43,177)	(31,057)
TOTAL	180,067	166,899	527,371	491,800

INCOME BEFORE INCOME TAXES	256,812	643,439	404,940	813,509

Income taxes	(283,006)	241,795	(519,937)	(87,555)

CONSOLIDATED NET INCOME	539,818	401,644	924,877	901,064

Preferred dividend requirements of subsidiaries	3,439	3,446	10,317	10,338

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$536,379	$398,198	$914,560	$890,726

Earnings per average common share:
Basic	$2.96	$2.22	$5.06	$4.96
Diluted	$2.92	$2.21	$5.01	$4.94

Basic average number of common shares outstanding	181,002,303	179,563,819	180,845,440	179,458,914
Diluted average number of common shares outstanding	183,664,583	180,464,069	182,692,325	180,163,074

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
	(In Thousands)

Net Income	$539,818	$401,644	$924,877	$901,064

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss) (net of tax expense (benefit) of ($8,517), $7,062, ($480), and $17,387)	(32,004)	13,213	(1,645)	32,634
Pension and other postretirement liabilities (net of tax expense of $4,126, $6,818, $12,919, and $19,034)	15,265	12,297	47,404	31,845
Net unrealized investment gain (loss) (net of tax expense (benefit) of ($825), $30,644, $1,708, and $72,808)	(1,745)	33,395	(37,242)	82,918
Foreign currency translation (net of tax benefit of $-, $-, $-, and $403)	—	—	—	(748)
Other comprehensive income (loss)	(18,484)	58,905	8,517	146,649

Comprehensive Income	521,334	460,549	933,394	1,047,713
Preferred dividend requirements of subsidiaries	3,439	3,446	10,317	10,338
Comprehensive Income Attributable to Entergy Corporation	$517,895	$457,103	$923,077	$1,037,375

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$924,877	$901,064
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,517,344	1,561,565
Deferred income taxes, investment tax credits, and non-current taxes accrued	82,641	(90,607)
Asset write-offs, impairments, and related charges	210,263	241,838
Gain on sale of assets	—	(16,270)
Changes in working capital:
Receivables	(153,703)	(198,029)
Fuel inventory	49,728	20,746
Accounts payable	79,949	(75,962)
Taxes accrued	43,510	66,895
Interest accrued	(9,398)	(6,111)
Deferred fuel costs	(25,284)	(117,636)
Other working capital accounts	(86,063)	(81,779)
Changes in provisions for estimated losses	28,599	(10,073)
Changes in other regulatory assets	207,135	117,430
Changes in other regulatory liabilities	(413,684)	22,124
Changes in pensions and other postretirement liabilities	(345,526)	(354,297)
Other	(250,884)	(268,147)
Net cash flow provided by operating activities	1,859,504	1,712,751

INVESTING ACTIVITIES
Construction/capital expenditures	(2,883,047)	(2,622,104)
Allowance for equity funds used during construction	92,829	66,437
Nuclear fuel purchases	(170,819)	(226,054)
Proceeds from sale of assets	12,915	100,000
Insurance proceeds received for property damages	10,523	26,157
Changes in securitization account	(12,985)	(6,494)
Payments to storm reserve escrow account	(4,515)	(1,925)
Receipts from storm reserve escrow account	—	8,836
Increase in other investments	(36,140)	(112,217)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	25,493
Proceeds from nuclear decommissioning trust fund sales	4,177,919	1,902,783
Investment in nuclear decommissioning trust funds	(4,187,161)	(1,988,634)
Net cash flow used in investing activities	(3,000,481)	(2,827,722)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	5,604,131	1,222,606
Treasury stock	24,646	15,121
Retirement of long-term debt	(4,181,820)	(1,222,915)
Changes in credit borrowings and commercial paper - net	368,370	937,677
Other	25,540	(337)
Dividends paid:
Common stock	(482,865)	(468,396)
Preferred stock	(10,317)	(10,338)
Net cash flow provided by financing activities	1,347,685	473,418

Net increase (decrease) in cash and cash equivalents	206,708	(641,553)

Cash and cash equivalents at beginning of period	781,273	1,187,844

Cash and cash equivalents at end of period	$987,981	$546,291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$558,381	$507,912
Income taxes	$18,200	($11,883)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$64,787	$56,629
Temporary cash investments	923,194	724,644
Total cash and cash equivalents	987,981	781,273
Accounts receivable:
Customer	789,633	673,347
Allowance for doubtful accounts	(15,589)	(13,587)
Other	166,222	169,377
Accrued unbilled revenues	426,387	383,813
Total accounts receivable	1,366,653	1,212,950
Deferred fuel costs	61,309	95,746
Fuel inventory - at average cost	132,916	182,643
Materials and supplies - at average cost	747,770	723,222
Deferred nuclear refueling outage costs	149,810	133,164
Prepayments and other	248,107	156,333
TOTAL	3,694,546	3,285,331

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	198	198
Decommissioning trust funds	7,444,346	7,211,993
Non-utility property - at cost (less accumulated depreciation)	302,784	260,980
Other	436,527	441,862
TOTAL	8,183,855	7,915,033

PROPERTY, PLANT, AND EQUIPMENT
Electric	48,362,347	47,287,370
Property under capital lease	620,419	620,544
Natural gas	488,169	453,162
Construction work in progress	2,832,826	1,980,508
Nuclear fuel	846,845	923,200
TOTAL PROPERTY, PLANT, AND EQUIPMENT	53,150,606	51,264,784
Less - accumulated depreciation and amortization	22,057,870	21,600,424
PROPERTY, PLANT, AND EQUIPMENT - NET	31,092,736	29,664,360

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $388,391 as of September 30, 2018 and $485,031 as of December 31, 2017)	4,728,555	4,935,689
Deferred fuel costs	239,446	239,298
Goodwill	377,172	377,172
Accumulated deferred income taxes	21,307	178,204
Other	133,555	112,062
TOTAL	5,500,035	5,842,425

TOTAL ASSETS	$48,471,172	$46,707,149

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$735,009	$760,007
Notes payable and commercial paper	1,946,677	1,578,308
Accounts payable	1,392,114	1,452,216
Customer deposits	409,153	401,330
Taxes accrued	258,477	214,967
Interest accrued	178,573	187,972
Deferred fuel costs	86,949	146,522
Obligations under capital leases	1,466	1,502
Pension and other postretirement liabilities	57,471	71,612
Current portion of unprotected excess accumulated deferred income taxes	500,419	—
Other	184,255	221,771
TOTAL	5,750,563	5,036,207

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,427,744	4,466,503
Accumulated deferred investment tax credits	213,237	219,634
Obligations under capital leases	20,887	22,015
Regulatory liability for income taxes-net	1,802,528	2,900,204
Other regulatory liabilities	1,772,093	1,588,520
Decommissioning and asset retirement cost liabilities	6,555,835	6,185,814
Accumulated provisions	506,959	478,273
Pension and other postretirement liabilities	2,579,270	2,910,654
Long-term debt (includes securitization bonds of $462,889 as of September 30, 2018 and $544,921 as of December 31, 2017)	15,780,827	14,315,259
Other	450,746	393,748
TOTAL	34,110,126	33,480,624

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	197,771	197,803

COMMON EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2018 and in 2017	2,548	2,548
Paid-in capital	5,441,696	5,433,433
Retained earnings	8,953,611	7,977,702
Accumulated other comprehensive loss	(632,126)	(23,531)
Less - treasury stock, at cost (73,621,473 shares in 2018 and 74,235,135 shares in 2017)	5,353,017	5,397,637
TOTAL	8,412,712	7,992,515

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$48,471,172	$46,707,149

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2016	$—	$2,548	($5,498,584)	$5,417,245	$8,195,571	($34,971)	$8,081,809

Consolidated net income (a)	10,338	—	—	—	890,726	—	901,064
Other comprehensive income	—	—	—	—	—	146,649	146,649
Common stock issuances related to stock plans	—	—	36,086	3,363	—	—	39,449
Common stock dividends declared	—	—	—	—	(468,396)	—	(468,396)
Preferred dividend requirements of subsidiaries (a)	(10,338)	—	—	—	—	—	(10,338)

Balance at September 30, 2017	$—	$2,548	($5,462,498)	$5,420,608	$8,617,901	$111,678	$8,690,237

Balance at December 31, 2017	$—	$2,548	($5,397,637)	$5,433,433	$7,977,702	($23,531)	$7,992,515
Implementation of accounting standards	—	—	—	—	576,257	(632,617)	(56,360)
Balance at January 1, 2018	$—	$2,548	($5,397,637)	$5,433,433	$8,553,959	($656,148)	$7,936,155

Consolidated net income (a)	10,317	—	—	—	914,560	—	924,877
Other comprehensive income	—	—	—	—	—	8,517	8,517
Common stock issuances related to stock plans	—	—	44,620	8,263	—	—	52,883
Common stock dividends declared	—	—	—	—	(482,865)	—	(482,865)
Preferred dividend requirements of subsidiaries (a)	(10,317)	—	—	—	—	—	(10,317)
Reclassification pursuant to ASU 2018-02	—	—	—	—	(32,043)	15,505	(16,538)

Balance at September 30, 2018	$—	$2,548	($5,353,017)	$5,441,696	$8,953,611	($632,126)	$8,412,712

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2018 and 2017 include $10.3 million and $10.3 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$1,139	$1,107	$32	3
Commercial	694	721	(27)	(4)
Industrial	683	721	(38)	(5)
Governmental	61	62	(1)	(2)
Total billed retail	2,577	2,611	(34)	(1)
Sales for resale	76	78	(2)	(3)
Other	45	105	(60)	(57)
Total	$2,698	$2,794	($96)	(3)

Utility billed electric energy sales (GWh):
Residential	11,821	10,833	988	9
Commercial	8,726	8,271	455	6
Industrial	12,879	12,503	376	3
Governmental	714	682	32	5
Total retail	34,140	32,289	1,851	6
Sales for resale	2,978	3,387	(409)	(12)
Total	37,118	35,676	1,442	4

Entergy Wholesale Commodities:
Operating revenues	$380	$423	($43)	(10)
Billed electric energy sales (GWh)	7,576	8,234	(658)	(8)

	Nine Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$2,800	$2,560	$240	9
Commercial	1,871	1,861	10	1
Industrial	1,905	1,937	(32)	(2)
Governmental	174	172	2	1
Total billed retail	6,750	6,530	220	3
Sales for resale	215	202	13	6
Other	311	325	(14)	(4)
Total	$7,276	$7,057	$219	3

Utility billed electric energy sales (GWh):
Residential	28,857	25,810	3,047	12
Commercial	22,401	21,595	806	4
Industrial	36,503	35,829	674	2
Governmental	1,934	1,885	49	3
Total retail	89,695	85,119	4,576	5
Sales for resale	8,788	8,255	533	6
Total	98,483	93,374	5,109	5

Entergy Wholesale Commodities:
Operating revenues	$1,108	$1,294	($186)	(14)
Billed electric energy sales (GWh)	21,853	22,616	(763)	(3)

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

Spent Nuclear Fuel Litigation

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s spent nuclear fuel litigation. In September 2018 the DOE submitted an offer of judgment to resolve claims in the second round Entergy Nuclear Generation Company case involving Pilgrim. The $62 million offer was accepted by Entergy Nuclear Generation Company, and the U.S. Court of Federal Claims issued a judgment in that amount in favor of Entergy Nuclear Generation Company. Entergy received payment from the U.S. Treasury in October 2018.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy’s nuclear power plants.

Non-Nuclear Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s non-nuclear property insurance program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Arkansas

See the Form 10-K for a discussion of the activity of the APSC and Entergy Arkansas after enactment of the Tax Act in December 2017. The APSC granted Entergy Arkansas’s request for clarification regarding the APSC’s order issued after enactment of the Tax Act. The APSC stated that its order was not a final determination and that the APSC had made no decision at that time on the appropriate final accounting or ratemaking treatment of the amounts in question. A hearing was held in May 2018 regarding the APSC’s inquiries into the effects of the Tax Act, including Entergy Arkansas’s proposal to utilize its existing formula rate plan rider for its customers to realize the remaining benefits of the Tax Act. Entergy Arkansas’s formula rate plan rider includes a netting adjustment that compares actual annual costs and sales to the projected annual costs and sales used to establish rates. In July 2018 the APSC issued an order agreeing with Entergy Arkansas’s proposal to have the effects on current income tax expense flow through Entergy Arkansas’s formula rate plan rider and Entergy Arkansas’s treatment of protected and unprotected excess accumulated deferred income taxes. The APSC also directed Entergy Arkansas to submit in the tax adjustment rider proceeding, discussed below, the adjustments to all other riders affected by the Tax Act and to include an amendment for a true-up mechanism where a rider affected by the Tax Act does not already contain a true-up mechanism. Entergy Arkansas’s compliance tariff filings were accepted by the APSC in October 2018.

Consistent with its previously stated intent to return unprotected excess accumulated deferred income taxes to customers as expeditiously as possible, Entergy Arkansas initiated a tariff proceeding in February 2018 proposing to establish a tax adjustment rider to provide retail customers with certain tax benefits associated with the Tax Act. For the residential customer class, the unprotected excess accumulated deferred income taxes will be returned to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

customers over a 21-month period from April 2018 through December 2019. For all other customer classes, the unprotected excess accumulated deferred income taxes will be returned to customers over a nine-month period from April 2018 through December 2018. A true-up provision also was included, with any over- or under-returned unprotected excess accumulated deferred income taxes to be credited or billed to customers during the billing month of January 2020, with any residual amounts of over- or under-returned unprotected excess accumulated deferred income taxes to be flowed through Entergy Arkansas’s energy cost recovery rider. In March 2018 the APSC approved the tax adjustment rider effective with the first billing cycle of April 2018.

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

In the formula rate plan settlement approved by the LPSC in April 2018 the parties agreed that Entergy Louisiana will return to customers one-half of its eligible unprotected excess deferred income taxes from May 2018 through December 2018 and return to customers the other half from January 2019 through August 2022. In addition, the parties agreed that in order to flow back to customers certain other tax benefits created by the Tax Act, Entergy Louisiana would establish a regulatory liability effective January 1, 2018 in the amount of $9.1 million per month to reflect these tax benefits already included in retail rates until new base rates under the formula rate plan are established (September 2018), and this regulatory liability will be returned to customers over the next formula rate plan rate-effective period (September 2018 through August 2019). As of September 30, 2018, Entergy Louisiana has a $67 million regulatory liability recorded pursuant to this provision of the settlement. The LPSC staff and intervenors in the settlement reserved the right to obtain data from Entergy Louisiana to confirm the determination of excess accumulated deferred income taxes resulting from the Tax Act and analysis thereof as part of the formula rate plan review proceeding for the 2017 test year filing, which, as discussed below, Entergy Louisiana filed in June 2018.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In June 2018, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed a joint stipulation in Entergy Mississippi’s formula rate plan filing that addressed Entergy Mississippi’s 2018 formula rate plan evaluation report and the ratemaking effects of the Tax Act. Also in June 2018 the MPSC approved the stipulation, which provides for incorporating the reduction of the statutory federal income tax rate through the formula rate plan. Entergy Mississippi’s formula rate plan includes a look-back evaluation report filing in March 2019 that will compare actual 2018 results to the allowed return on rate base. The stipulation provides for the flow-back of protected excess accumulated deferred income taxes over approximately 40 years through the formula rate plan. The stipulation also provides for the offset of unprotected excess accumulated deferred income taxes of $127.2 million against net utility plant and $2.2 million against other regulatory assets, and the return to customers of the remaining balance of unprotected excess accumulated deferred income taxes as recovery of a portion of fuel oil inventory and customer bill credits over a three-month period from July 2018 through September 2018, with any true-up to be reflected in the November 2018 power management rider submittal. Entergy Mississippi recorded the reduction against net utility plant and other regulatory assets in June 2018. In third quarter 2018, Entergy Mississippi returned unprotected excess accumulated deferred income taxes of $25.8 million through customer bill credits and $5.8 million through the sale of fuel oil inventory.

Entergy New Orleans

As discussed in the Form 10-K, after enactment of the Tax Act the City Council passed a resolution ordering Entergy New Orleans to, effective January 1, 2018, record regulatory liabilities to account for the Tax Act’s effect on Entergy New Orleans’s revenue requirement and to make a filing by mid-March 2018 regarding the Tax Act’s effects on Entergy New Orleans’s operating income and rate base and potential mechanisms for customers to receive benefits of the Tax Act. The City Council’s resolution also directed Entergy New Orleans to request that Entergy Services file with the FERC for revisions of the Unit Power Sales Agreement and MSS-4 replacement tariffs to address the return of excess accumulated deferred income taxes. Entergy has submitted filings of this type to the FERC.

In March 2018, Entergy New Orleans filed its response to the resolution stating that the Tax Act reduced income tax expense from what is presently reflected in rates by approximately $8.2 million annually for electric operations and by approximately $1.3 million annually for gas operations. In the filing, Entergy New Orleans proposed to return to customers from June 2018 through August 2019 the benefits of the reduction in income tax expense and its unprotected excess accumulated deferred income taxes through a combination of bill credits and investments in energy efficiency programs, grid modernization, and Smart City projects. Entergy New Orleans submitted supplemental information in April 2018 and May 2018. Shortly thereafter, Entergy New Orleans and the City Council’s advisors reached an agreement in principle that provides for benefits that will be realized by Entergy New Orleans customers through bill credits starting in July 2018 and offsets to future investments in energy efficiency programs, grid modernization, and Smart City projects, as well as additional benefits related to the filings made at FERC. The agreement in principle was approved by the City Council in June 2018.

Entergy Texas

As discussed below, in May 2018, Entergy Texas filed its 2018 base rate case with the PUCT. Entergy Texas’s proposed rates and revenues reflect the inclusion of the federal income tax reductions due to the Tax Act. See the discussion below regarding the terms of an unopposed settlement submitted by the parties to the 2018 rate case that, if approved by the PUCT, establishes the amounts and timing of the return of protected and unprotected excess accumulated deferred income taxes to Entergy Texas customers.

System Energy

In a filing made with the FERC in March 2018, Entergy proposed revisions to the Unit Power Sales Agreement, among other agreements, to reflect the effects of the Tax Act. In the filing, System Energy proposed to return all of its unprotected excess accumulated deferred income taxes to its customers by the end of 2018. In May 2018 the FERC

Entergy Corporation and Subsidiaries
Notes to Financial Statements

accepted System Energy’s proposed tax revisions with an effective date of June 1, 2018, subject to refund and the outcome of settlement and hearing procedures.  Settlement discussions are ongoing.

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Act. Entergy Arkansas replied to the Attorney General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Act are appropriately considered in the APSC’s separate proceeding looking at potential implications of the new tax law. The APSC general staff filed a reply to the Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. The redetermined rate became effective with the first billing cycle of April 2018. Subsequently in April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation at that time of the issues suggested by the Attorney General in the proceeding. Following a period of discovery, the Attorney General filed a supplemental response in October 2018 raising new issues with Entergy Arkansas’s March 2018 rate redetermination and asserting that $45.7 million of the increase should be collected subject to refund pending further investigation. Also in October 2018, Entergy Arkansas filed to dismiss the Attorney General’s supplemental response, the APSC general staff filed a motion to strike the Attorney General’s filing, and the Attorney General filed its supplemental response disputing Entergy Arkansas and the APSC staff’s filing.

Entergy Louisiana

In July 2014 the LPSC authorized its staff to initiate an audit of the fuel adjustment clause filings by Entergy Gulf States Louisiana, whose business was combined with Entergy Louisiana in 2015.  The audit includes a review of the reasonableness of charges flowed through Entergy Gulf States Louisiana’s fuel adjustment clause for the period from 2010 through 2013.  Discovery commenced in July 2015.  No report of audit has been issued.

In May 2018 the LPSC staff provided notice of audits of Entergy Louisiana’s purchased gas adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2016 through 2017.  Discovery commenced in September 2018.  No report of audit has been issued.

Entergy Mississippi

Mississippi Attorney General Complaint

As discussed in the Form 10-K the Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution. The defendants have denied the allegations. In June 2017 the District Court issued a case management order setting a trial date in November 2018. Discovery ended in May 2018. In June 2018, Entergy filed motions for summary judgment, which are currently pending before the District Court. In July 2018 the Attorney General filed briefs opposing the summary judgment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In September 2018 the District Court held oral arguments on the Entergy companies’ motion to strike the Attorney General’s jury demand. At the hearing, the Attorney General withdrew his opposition to the Entergy companies’ motion to strike the Attorney General’s jury demand. Pre-trial and settlement conferences were held in October 2018. In October 2018 the District Court rescheduled the trial to April 2019.

Entergy Texas

As discussed in the Form 10-K, in July 2015 certain parties filed briefs in an open PUCT proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. The pending appeals did not stay the PUCT’s decision, and Entergy Texas refunded to customers the $10.9 million over a four-month period beginning with the first billing cycle of July 2016. The federal appeal of the PUCT’s January 2016 decision was heard in December 2016, and the Federal District Court granted Entergy Texas’s requested relief. In January 2017 the PUCT and an intervenor filed petitions for appeal of the Federal District Court ruling to the U.S. Court of Appeals for the Fifth Circuit. Oral argument was held before the Fifth Circuit in February 2018. In April 2018 the Fifth Circuit reversed the decision of the Federal District Court, reinstating the original PUCT decision. In October 2018, Entergy Texas filed a notice of nonsuit in its appeal to the Travis County District Court regarding the PUCT’s January 2016 decision.

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

Filings with the APSC (Entergy Arkansas)

2018 Formula Rate Plan Filing

In July 2018, Entergy Arkansas filed with the APSC its 2018 formula rate plan filing to set its formula rate for the 2019 calendar year. The filing shows Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2019 test period to be below the formula rate plan bandwidth. Additionally, the filing includes the first netting adjustment under the current formula rate plan for the historical test year 2017, which is a comparison of projected costs and sales approved in the 2016 formula rate plan filing to actual 2017 costs and sales data. The filing includes a projected $73.4 million revenue deficiency for 2019 and a $95.6 million revenue deficiency for the 2017 historical test year, for a total revenue requirement of $169 million for this filing. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeds the constraint, the resulting increase is limited to four percent of total revenue, which is $65.4 million. The matter is scheduled for hearing in November 2018, and Entergy Arkansas requested that the APSC issue an order approving the proposed formula rate plan adjustment in December 2018, with the proposed formula rate plan adjustment effective with the first billing cycle of January 2019. In October 2018 the APSC staff and intervening parties filed their errors and objections to Entergy Arkansas’s 2018 formula rate plan filing, although no party proposed adjustments that would serve to reduce the requested revenue

Entergy Corporation and Subsidiaries
Notes to Financial Statements

requirement below the annual revenue constraint. Entergy Arkansas also filed its rebuttal to the APSC staff and intervenors in October 2018. Later in October 2018 the parties submitted motions, which are pending with the APSC, to approve a partial settlement as to certain factual issues and to brief certain contested legal issues.

Similar to the 2018 filing, the formula rate plan filing that will be made in 2019 to set the formula rates for the 2020 calendar year will include a netting adjustment that will compare projected costs and sales for 2018 that were approved in the 2017 formula rate plan filing to actual 2018 costs and sales data. To the extent that Entergy Arkansas expects this netting adjustment to reflect actual 2018 revenues that are in excess of the actual costs for that year, Entergy Arkansas will record a regulatory provision in the fourth quarter 2018.

Internal Restructuring

As discussed in the Form 10-K, in November 2017, Entergy Arkansas filed an application with the APSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Arkansas to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. Entergy Arkansas also filed a notice with the Missouri Public Service Commission in December 2017 out of an abundance of caution, although Entergy Arkansas does not serve any retail customers in Missouri. In April 2018 the Missouri Public Service Commission approved Entergy Arkansas’s filing. In July 2018, Entergy Arkansas filed a settlement, reached by all parties in the APSC proceeding, resolving all issues. The APSC approved the settlement agreement and restructuring in August 2018. Entergy expects to realize a permanent tax benefit at closing, and, pursuant to the settlement agreement, Entergy Arkansas will credit retail customers $39.6 million over six years, beginning in 2019. Entergy Arkansas has also received the required FERC and NRC approvals. The restructuring is anticipated to close on or before December 1, 2018.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2016 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. Rates reflecting the adjustments included in the formula rate plan evaluation report were implemented with the first billing cycle of September 2017, subject to refund. In September 2017 the LPSC issued its report indicating that no changes to Entergy Louisiana’s original formula rate plan evaluation report were required but reserved for several issues, including Entergy Louisiana’s September 2017 update to its formula rate plan evaluation report.  In July 2018, Entergy Louisiana and the LPSC staff filed an unopposed joint report setting forth a correction to the annualization calculation, the effect of which was a net $3.5 million revenue requirement reduction, and indicating that there are no outstanding issues with the 2016 formula rate plan report, the supplemental report, or the interim updates.  In September 2018 the LPSC approved the unopposed joint report.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

•
a transmission recovery mechanism providing for the opportunity to recover certain transmission-related expenditures in excess of $100 million annually for projects placed in service up to one month prior to rate change outside of sharing that is designed to operate in a manner similar to the additional capacity mechanism.

2017 Formula Rate Plan Filing

In June 2018, Entergy Louisiana filed its formula rate plan evaluation report for its 2017 calendar year operations. As stated above under “Formula Rate Plan Extension Request,” for the 2017 test year there will be a mid-point reset of formula rate plan revenues to a 9.95% earned return on common equity for the 2017 test year. As such, base rider formula rate plan revenue is to be adjusted prospectively to increase or decrease the earned return on equity fully to the approved cost of equity of 9.95%. The 2017 test year evaluation report produced an earned return on equity of 8.16%, due in large part to revenue-neutral realignments to other recovery mechanisms. Without these realignments, the evaluation report produces an earned return on equity of 9.88% and a resulting base rider formula rate plan revenue increase of $4.8 million. Excluding the Tax Act credits provided for by the tax reform adjustment mechanisms, total formula rate plan revenues will further increase by a total of $98 million as a result of the evaluation report due to adjustments to the additional capacity and MISO cost recovery mechanisms of the formula rate plan, and implementation of the transmission recovery mechanism. In August 2018, Entergy Louisiana filed a supplemental formula rate plan evaluation report to reflect changes from the 2016 test year formula rate plan proceedings, a decrease to the transmission recovery mechanism to reflect lower actual capital additions, and a decrease to evaluation period expenses to reflect the terms of a new power sales agreement. Based on the August 2018 update, Entergy Louisiana would recognize a total decrease in formula rate plan revenue of approximately $17.6 million. Results of the updated 2017 evaluation report filing were implemented with the September 2018 billing month subject to refund and review by the LPSC staff and intervenors. In accordance with the terms of the formula rate plan, in September 2018 the LPSC staff and intervenors submitted their responses to Entergy Louisiana’s original formula rate plan evaluation report and supplemental compliance updates. The LPSC staff asserted objections/reservations regarding 1) Entergy Louisiana’s proposed rate adjustments associated with the return of excess accumulated deferred income taxes pursuant to the Tax Act and the treatment of accumulated deferred income taxes related to reductions of rate base; 2) Entergy Louisiana’s reservation regarding treatment of a regulatory asset related to certain special orders by the LPSC; and 3) test year expenses billed from Entergy Services to Entergy Louisiana. Intervenors also objected to Entergy Louisiana’s treatment of the regulatory asset related to certain special orders by the LPSC. A procedural schedule has not yet been established to resolve these issues.

Entergy Louisiana also included in its filing a presentation of an initial proposal to combine the legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana residential rates, which combination, if approved, would be accomplished on a revenue-neutral basis intended not to affect the rates of other customer classes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi’s formula rate plan includes a look-back evaluation report filing in March 2019 that will compare actual 2018 results to the performance-adjusted allowed return on rate base.  To the extent that Entergy Mississippi expects this look-back evaluation report to show the 2018 earned return on rate base exceeded the formula rate plan performance-adjusted bandwidth, Entergy Mississippi will record a regulatory provision in the fourth quarter 2018.

In October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions approved by the MPSC.

Internal Restructuring

In March 2018, Entergy Mississippi filed an application with the MPSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Mississippi to a new entity, which would ultimately be held by an existing Entergy subsidiary holding company. Entergy Mississippi proposed in its application to credit retail customers $27 million over six years, beginning in 2019, if the restructuring closed on or before December 1, 2018. In September 2018, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed a joint stipulation regarding the restructuring filing. In September 2018 the MPSC issued an order accepting the stipulation in its entirety and approving the restructuring and credits to retail customers of $27 million over six years, consisting of annual payments of $4.5 million for the years 2019-2024. Entergy Mississippi has also received the required FERC and NRC approvals. Entergy Mississippi expects the restructuring will be consummated on or before December 1, 2018.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the City Council (Entergy New Orleans)

Energy Smart Programs

As discussed in the Form 10-K, in September 2017, Entergy New Orleans filed a supplemental plan and proposed several options for an interim cost recovery mechanism necessary to recover program costs during the period between when existing funds directed to Energy Smart programs were depleted and when new rates from the then-anticipated 2018 combined rate case (subsequently filed in July 2018), which will include a cost recovery mechanism for Energy Smart funding, take effect (estimated to be August 2019). In December 2017 the City Council approved an energy efficiency cost recovery rider as an interim funding mechanism for Energy Smart, subject to verification that no additional funding sources exist. In June 2018 the City Council also approved a resolution recommending that Entergy New Orleans allocate approximately $13.5 million of benefits resulting from the Tax Act to Energy Smart. Entergy New Orleans is seeking approval of a permanent and stable source of funding for Energy Smart as part of its base rate case filed in July 2018 and revised in September 2018.

Base Rate Case

In July 2018, Entergy New Orleans filed its 2018 base rate case with the City Council but withdrew it in August 2018.  In September 2018, Entergy New Orleans filed a revised electric and gas base rate case with the City Council. The revised filing requests a 10.5% return on equity for electric operations with opportunity to earn a 10.75% return on equity through a performance adder provision of the electric formula rate plan, and requests a 10.75% return on equity for gas operations. The proposed electric rates in the revised filing reflect a net reduction of $20.3 million. The reduction in electric rates includes a base rate increase of $135.2 million, of which $131.5 million is associated with moving costs currently collected through fuel and riders into base rates, plus a request for an advanced metering surcharge to recover $7.1 million associated with advanced metering infrastructure, offset by a net decrease of $31.1 million related to projected fuel and energy efficiency riders. The filing also includes a proposed gas rate decrease of $142 thousand. Entergy New Orleans’s rates reflect the inclusion of federal income tax reductions due to the Tax Act and the provisions of a previously-approved agreement in principle determining how the benefits of the Tax Act would flow. Entergy New Orleans included cost of service studies for electric and gas operations for the twelve months ending December 31, 2017 and the projected twelve months ending December 31, 2018. In addition, Entergy New Orleans included capital additions expected to be placed into service for the period through December 31, 2019. Entergy New Orleans’s request for a change in rates is based on the projected twelve months ending December 31, 2018.

The filing’s major provisions include: (1) a new electric rate structure, which realigns the revenue requirement associated with capacity and long-term service agreement expense from certain existing riders to base revenue, provides for the recovery of the cost of advanced metering infrastructure, and partially blends rates for Entergy New Orleans’s customers residing in Algiers with customers residing in the remainder of Orleans Parish through a three-year phase-in; (2) contemporaneous cost recovery riders for investments in energy efficiency/demand response, incremental changes in capacity/long-term service agreement costs, grid modernization investment, and gas infrastructure replacement investment; and (3) formula rate plans for both electric and gas operations. The procedural schedule calls for an evidentiary hearing to be held in June 2019.

Filings with the PUCT (Entergy Texas)

2018 Base Rate Case

In May 2018, Entergy Texas filed a base rate case with the PUCT seeking an increase in base rates and rider rates of approximately $166 million, of which $48 million is associated with moving costs currently being collected through riders into base rates such that the total incremental revenue requirement increase is approximately $118 million. Entergy Texas’s proposed rates and revenues reflect the inclusion of federal income tax reductions due to the Tax Act as well as a rider designed to return unprotected excess accumulated deferred income taxes over a period of two years following PUCT approval. The base rate case is based on a 12-month test year ending December 31, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In addition, Entergy Texas included capital additions placed into service for the period of April 1, 2013 through December 31, 2017, as well as a post-test year adjustment to include capital additions placed in service by June 30, 2018. In October 2018 the parties filed an unopposed settlement resolving all issues in the proceeding, supporting testimony, a proposed order approving the settlement, and a motion for interim rates effective for usage on and after October 17, 2018. The unopposed settlement reflects the following terms: a base rate increase of $53.2 million (net of costs realigned from riders), a $25 million refund to reflect the lower federal income tax rate applicable to Entergy Texas from January 25, 2018 through the date new rates are implemented, $6 million of capitalized skylining tree hazard costs will not be recovered from customers, $242.5 million of protected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through base rates under the average rate assumption method over the lives of the associated assets, and $185.2 million of unprotected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through a rider. The unprotected excess accumulated deferred income taxes rider will include carrying charges and will be in effect over a period of 12 months for large industrial customers and over a period of four years for other customers. The settlement, if approved by the PUCT, would provide final resolution of all issues in the matter, including those related to the Tax Act. In October 2018 the ALJ granted the unopposed motion for interim rates to be effective for service rendered on or after October 17, 2018. The unopposed settlement is pending consideration by the PUCT.

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

Entergy New Orleans

As discussed in the Form 10-K, in February 2018 the City Council approved Entergy New Orleans’s application seeking a finding that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Deployment of the information technology infrastructure began in 2017 and deployment of the communications network is expected to begin in fourth quarter 2018. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to explore the options for accelerating the deployment of AMI. In June 2018 the City Council approved a one year acceleration of AMI in its service area for an incremental $4.4 million, bringing the total capital spending related to AMI for Entergy New Orleans to $79.4 million.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

These payments were made in July 2018.

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

These payments were made in May 2018.

Utility Operating Company Termination of System Agreement Participation

As discussed in the Form 10-K, Entergy Arkansas and Entergy Mississippi ceased participating in the System Agreement effective December 18, 2013 and November 7, 2015, respectively. Entergy Louisiana, Entergy New Orleans, and Entergy Texas terminated participation in the System Agreement on August 31, 2016, which resulted in the termination of the System Agreement in its entirety pursuant to a settlement agreement approved by the FERC in December 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In December 2013 the FERC set one issue for hearing involving whether and how the benefits associated with settlement with Union Pacific regarding certain coal delivery issues should be allocated among Entergy Arkansas and the other Utility operating companies post-termination of the System Agreement. In December 2014 a FERC ALJ issued an initial decision finding that Entergy Arkansas would realize benefits after December 18, 2013 from the 2008 settlement agreement between Entergy Services, Entergy Arkansas, and Union Pacific, related to certain coal delivery issues. In March 2016 the FERC issued an opinion affirming the December 2014 initial decision with regard to the determination that there were benefits related to the Union Pacific settlement, which were realized post-Entergy Arkansas’s December 2013 withdrawal from the System Agreement, that should be shared with the other Utility operating companies utilizing the methodology proposed by the MPSC and trued-up to actual coal volumes purchased. In May 2016, Entergy made a compliance filing that provided the calculation of Union Pacific settlement benefits utilizing the methodology adopted by the initial decision, trued-up for the actual volumes of coal purchased. The payments were made in May 2016. In August 2016 the FERC issued an order accepting Entergy’s compliance filing. Also in August 2016 the APSC filed a petition for review of the FERC’s March 2016 and August 2016 orders with the U.S. Court of Appeals for the D.C. Circuit. In June 2018 the D.C. Circuit denied the APSC’s petition.

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

Entergy Arkansas Opportunity Sales Proceeding

See the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding filed with the FERC. In October 2018 the FERC issued an order addressing the ALJ’s July 2017 initial decision. The FERC reversed the ALJ’s decision to cap the reduction in Entergy Arkansas’s payment to account for the increased bandwidth payments that Entergy Arkansas made to the other operating companies. The FERC also reversed the ALJ’s decision that Grand Gulf sales from January through September 2000 should be included in the calculation of Entergy Arkansas’s payment. The FERC affirmed on other grounds the ALJ’s rejection of the LPSC’s claim that certain joint account sales should be accounted for as part of the calculation of Entergy Arkansas’s payment. The FERC directed Entergy to make a compliance filing by December 17, 2018 providing a final calculation of Entergy Arkansas’s payments to the other Utility operating companies pursuant to the findings in the order and explaining how Entergy Arkansas will pay refunds, including the timeline for making those refunds. The FERC’s decision effectively establishes the base amount Entergy Arkansas must pay to the other Utility operating companies for the period of 2000-2009 to be approximately $68 million. Entergy Arkansas will also pay interest on the base amount to the other Utility operating companies, currently estimated to be approximately $64 million as of September 30, 2018 for an estimated total of $132 million. This amount is consistent with the liability previously recognized by Entergy Arkansas. The December 2018 compliance filing will include the recipients and final amount of payments owed by Entergy Arkansas, as well as the timing of the payments. Because management currently expects to recover the retail portion of the payments due as a result of this proceeding, Entergy Arkansas previously recognized a regulatory asset with a balance of $114 million as of September 30, 2018.

Complaints Against System Energy

Return on Equity Complaints

As discussed in the Form 10-K, in January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing System Energy’s return on equity, with a refund effective date of April 2018. The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The consolidated hearing was scheduled for June 2019, but the procedural schedule is currently being held in abeyance. An ALJ ordered the abeyance after the FERC, in a separate proceeding on the return on equity for New England transmission owners, issued an order modifying its standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC docketed the amended complaint in a new proceeding, and System Energy submitted a response to the amended complaint in October 2018.

Grand Gulf Sale-leaseback Renewal Complaint

In May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal in 2015 of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. The complaint alleges that System Energy violated the filed rate and the FERC’s ratemaking and accounting requirements when it included in Unit Power Sales Agreement billings the cost of capital additions associated with the sale-leaseback interest, and that System Energy is double-recovering costs by including both the lease payments and the capital additions in Unit Power Sales Agreement billings. The complaint also claims that System Energy was imprudent in entering into the sale-leaseback renewal because the Utility operating companies that purchase Grand Gulf’s output from System Energy could have obtained cheaper capacity and energy in the MISO markets. The complaint further alleges that System Energy violated various other reporting and accounting requirements and should have sought prior FERC approval of the lease renewal. The complaint seeks various forms

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of relief from the FERC. The complaint seeks refunds for capital addition costs for all years in which they were recorded in allegedly non-formula accounts or, alternatively, the disallowance of the return on equity for the capital additions in those years plus interest. The complaint also asks that the FERC disallow and refund the lease costs of the sale-leaseback renewal on grounds of imprudence, investigate System Energy’s treatment of a DOE litigation payment, and impose certain forward-looking procedural protections, including audit rights for retail regulators of the Unit Power Sales Agreement formula rates. The APSC, MPSC, and City Council have intervened in the proceeding.

In June 2018, System Energy and Entergy Services filed a motion to dismiss and answer to the LPSC complaint denying that System Energy’s treatment of the sale-leaseback renewal and capital additions violated the terms of the filed rate or any other FERC ratemaking, accounting, or legal requirements or otherwise constituted double recovery. The response also argued that the complaint is inconsistent with a FERC-approved settlement to which the LPSC is a party and that explicitly authorizes System Energy to recover its lease payments. Finally, the response argued that both the capital additions and the sale-leaseback renewal were prudent investments and the LPSC complaint fails to justify any disallowance or refunds. The response asked that the FERC dismiss and reject the LPSC complaint without further action, investigation, or hearing, but also offered to submit formula rate protocols for the Unit Power Sales Agreement similar to the procedures used for reviewing transmission rates under the MISO tariff. In September 2018 the FERC issued an order setting the complaint for hearing and settlement proceedings. The FERC established a refund effective date of May 2018.

Unit Power Sales Agreement

As discussed in the Form 10-K, in August 2017, System Energy submitted to the FERC proposed limited amendments to the Unit Power Sales Agreement to adopt (1) updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses and (2) updated nuclear decommissioning cost annual revenue requirements, both of which are recovered through the Unit Power Sales Agreement rate formula. The proposed amendments would result in lower charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. The FERC accepted the proposed amendments effective October 1, 2017, and established a refund effective date of October 11, 2017 with respect to the rate decrease. In June 2018, System Energy filed with the FERC an uncontested settlement relating to the updated depreciation rates and nuclear decommissioning cost annual revenue requirements. In August 2018 the FERC issued an order accepting the settlement. In third quarter 2018, System Energy recorded a reduction in depreciation expense of approximately $26 million, representing the cumulative difference in depreciation expense resulting from the depreciation rates used from October 11, 2017 through September 30, 2018 and the depreciation rates included in the settlement filing accepted by the FERC.

Storm Cost Recovery Filings with Retail Regulators

Entergy Mississippi

As discussed in the Form 10-K, Entergy Mississippi has approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeds $15 million, the collection of the storm damage provision ceases until such time that the accumulated storm damage provision becomes less than $10 million. As of June 30, 2018, Entergy Mississippi’s storm damage provision balance exceeded $15 million. Accordingly the storm damage provision was reset to zero beginning with August 2018 bills.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended September 30,
	2018			2017
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$536.4	181.0	$2.96	$398.2	179.6	$2.22
Average dilutive effect of:
Stock options		0.4	(0.01)		0.2	—
Other equity plans		0.8	(0.01)		0.7	(0.01)
Equity forwards		1.5	(0.02)		—	—
Diluted earnings per share	$536.4	183.7	$2.92	$398.2	180.5	$2.21

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1.1 million for the three months ended September 30, 2018 and approximately 2.5 million for the three months ended September 30, 2017.

	For the Nine Months Ended September 30,
	2018			2017
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$914.6	180.8	$5.06	$890.7	179.5	$4.96
Average dilutive effect of:
Stock options		0.3	(0.01)		0.2	(0.01)
Other equity plans		0.7	(0.01)		0.5	(0.01)
Equity forwards		0.9	(0.03)		—	—
Diluted earnings per share	$914.6	182.7	$5.01	$890.7	180.2	$4.94

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1.1 million for the nine months ended September 30, 2018 and approximately 3.3 million for the nine months ended September 30, 2017.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.89 for the three months ended September 30, 2018 and $0.87 for the three months ended September 30, 2017. Dividends declared per common share were $2.67 for the nine months ended September 30, 2018 and $2.61 for the nine months ended September 30, 2017.

Equity Forward Sale Agreements

In June 2018, Entergy marketed an equity offering of 15.3 million shares of common stock. In lieu of issuing equity at the time of the offering, Entergy entered into forward sale agreements with various investment banks. No

Entergy Corporation and Subsidiaries
Notes to Financial Statements

amounts have or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forwards occur. The equity forwards require Entergy to, at its election prior to June 7, 2019, either (i) physically settle the transactions by issuing the total of 15.3 million shares of its common stock to the investment banks in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially $74.45 per share) or (ii) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements.

If Entergy elects physical settlement of the forward sale agreements, it expects to use the net proceeds for general corporate purposes, which may include repayment of commercial paper, outstanding loans under Entergy's revolving credit facility, or other debt.

Until settlement of the equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. If Entergy had elected to net share settle the forward sale agreements as of September 30, 2018, Entergy would have been required to deliver 1.4 million shares.

Treasury Stock

During the nine months ended September 30, 2018, Entergy Corporation issued 613,662 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2018.

Retained Earnings

On October 26, 2018, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.91 per share, payable on December 3, 2018, to holders of record as of November 8, 2018.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of stranded tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act to retained earnings ($32 million decrease) or the regulatory liability for income taxes ($16.5 million increase). Entergy’s reclassification only includes the effect of the change in the federal corporate income tax rate on accumulated other comprehensive income.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2018 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, July 1, 2018	($14,874)	($589,926)	($8,842)	($613,642)
Other comprehensive income (loss) before reclassifications	(40,401)	—	(7,173)	(47,574)
Amounts reclassified from accumulated other comprehensive income (loss)	8,397	15,265	5,428	29,090
Net other comprehensive income (loss) for the period	(32,004)	15,265	(1,745)	(18,484)
Ending balance, September 30, 2018	($46,878)	($574,661)	($10,587)	($632,126)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2017 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, July 1, 2017	$23,414	($449,898)	$479,257	$52,773
Other comprehensive income (loss) before reclassifications	27,884	—	35,630	63,514
Amounts reclassified from accumulated other comprehensive income (loss)	(14,671)	12,297	(2,235)	(4,609)
Net other comprehensive income (loss) for the period	13,213	12,297	33,395	58,905
Ending balance, September 30, 2017	$36,627	($437,601)	$512,652	$111,678

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2018 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Ending balance, December 31, 2017	($37,477)	($531,099)	$545,045	($23,531)
Implementation of accounting standards	—	—	(632,617)	(632,617)
Beginning balance, January 1, 2018	($37,477)	($531,099)	($87,572)	($656,148)

Other comprehensive income (loss) before reclassifications	(31,816)	—	(50,958)	(82,774)
Amounts reclassified from accumulated other comprehensive income (loss)	30,171	47,404	13,716	91,291
Net other comprehensive income (loss) for the period	(1,645)	47,404	(37,242)	8,517

Reclassification pursuant to ASU 2018-02	(7,756)	(90,966)	114,227	15,505

Ending balance, September 30, 2018	($46,878)	($574,661)	($10,587)	($632,126)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended September 30, 2018 and 2017:

	Pension and Other Postretirement Liabilities
	2018	2017
	(In Thousands)
Beginning balance, July 1,	($57,451)	($49,122)
Amounts reclassified from accumulated other comprehensive income (loss)	(500)	(370)
Net other comprehensive income (loss) for the period	(500)	(370)

Ending balance, September 30,	($57,951)	($49,492)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the nine months ended September 30, 2018 and 2017:

	Pension and Other Postretirement Liabilities
	2018	2017
	(In Thousands)
Beginning balance, January 1,	($46,400)	($48,442)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,502)	(1,050)
Net other comprehensive income (loss) for the period	(1,502)	(1,050)

Reclassification pursuant to ASU 2018-02	(10,049)	—

Ending balance, September 30,	($57,951)	($49,492)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended September 30, 2018 and 2017 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2018	2017
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	($10,566)	$22,756	Competitive business operating revenues
Interest rate swaps	(63)	(185)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(10,629)	22,571
	2,232	(7,900)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($8,397)	$14,671

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,425	$6,565	(a)
Amortization of loss	(24,740)	(21,480)	(a)
Settlement loss	(76)	(4,200)	(a)
Total amortization	(19,391)	(19,115)
	4,126	6,818	Income taxes
Total amortization (net of tax)	($15,265)	($12,297)

Net unrealized investment gain (loss)
Realized gain (loss)	($8,589)	$4,382	Interest and investment income
	3,161	(2,147)	Income taxes
Total realized investment gain (loss) (net of tax)	($5,428)	$2,235

Total reclassifications for the period (net of tax)	($29,090)	$4,609

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the nine months ended September 30, 2018 and 2017 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2018	2017
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	($37,913)	$86,678	Competitive business operating revenues
Interest rate swaps	(278)	(654)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(38,191)	86,024
	8,020	(30,108)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($30,171)	$55,916

Pension and other postretirement liabilities
Amortization of prior-service credit	$16,278	$19,691	(a)
Amortization of loss	(74,503)	(64,605)	(a)
Settlement loss	(2,098)	(5,965)	(a)
Total amortization	(60,323)	(50,879)
	12,919	19,034	Income taxes
Total amortization (net of tax)	($47,404)	($31,845)

Net unrealized investment gain (loss)
Realized gain (loss)	($21,703)	$51,871	Interest and investment income
	7,987	(25,417)	Income taxes
Total realized investment gain (loss) (net of tax)	($13,716)	$26,454

Total reclassifications for the period (net of tax)	($91,291)	$50,525

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended September 30, 2018 and 2017 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2018	2017
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,934	$1,934	(a)
Amortization of loss	(1,257)	(1,332)	(a)
Total amortization	677	602
	(177)	(232)	Income taxes
Total amortization (net of tax)	500	370

Total reclassifications for the period (net of tax)	$500	$370

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the nine months ended September 30, 2018 and 2017 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2018	2017
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$5,802	$5,802	(a)
Amortization of loss	(3,770)	(3,996)	(a)
Total amortization	2,032	1,806
	(530)	(756)	Income taxes
Total amortization (net of tax)	1,502	1,050

Total reclassifications for the period (net of tax)	$1,502	$1,050

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2023.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2018 was 3.46% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$630	$6	$2,864

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  At September 30, 2018, Entergy Corporation had approximately $1,947 million of commercial paper outstanding.  The weighted-average interest rate for the nine months ended September 30, 2018 was 2.42%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2018 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2018	Letters of Credit Outstanding as of September 30, 2018
Entergy Arkansas	April 2019	$20 million (b)	3.49%	$—	$—
Entergy Arkansas	September 2023	$150 million (c)	3.49%	$—	$—
Entergy Louisiana	September 2023	$350 million (c)	3.49%	$—	$—
Entergy Mississippi	May 2019	$37.5 million (d)	3.74%	$—	$—
Entergy Mississippi	May 2019	$35 million (d)	3.74%	$—	$—
Entergy Mississippi	May 2019	$10 million (d)	3.74%	$—	$—
Entergy New Orleans	November 2018	$25 million (c)	3.72%	$—	$0.8 million
Entergy Texas	September 2023	$150 million (c)	3.74%	$—	$1.3 million

(a)
For credit facilities with no borrowings as of September 30, 2018, the interest rate is the estimated interest rate as of September 30, 2018 that would have been applied to outstanding borrowings under the facility.

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of September 30, 2018:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of September 30, 2018 (a)
Entergy Arkansas	$25 million	0.70%	$1 million
Entergy Louisiana	$125 million	0.70%	$22 million
Entergy Mississippi	$40 million	0.70%	$11.2 million
Entergy New Orleans	$15 million	1.00%	$2.1 million
Entergy Texas	$50 million	0.70%	$20 million

(a)
As of September 30, 2018, letters of credit posted with MISO covered financial transmission rights exposure of $1 million for Entergy Arkansas, $0.2 million for Entergy Mississippi, and $3.6 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2019. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2018 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$34
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Entergy Nuclear Vermont Yankee Credit Facility

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $145 million that expires in November 2020.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of September 30, 2018, $132 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the nine months ended September 30, 2018 was 3.37% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issued commercial paper as of September 30, 2018 as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2018
		(Dollars in Millions)
Entergy Arkansas VIE	September 2021	$80	3.18%	$70.4
Entergy Louisiana River Bend VIE	September 2021	$105	3.18%	$34.5
Entergy Louisiana Waterford VIE	September 2021	$105	3.18%	$30.5
System Energy VIE	September 2021	$120	3.18%	$37.7

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of September 30, 2018 as follows:

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

Debt Issuances and Retirements

(Entergy Arkansas)

In May 2018, Entergy Arkansas issued $250 million of 4.00% Series first mortgage bonds due June 2028. Entergy Arkansas expects to use the proceeds, together with other funds, to redeem $9.35 million of its 4.72% Series preferred stock, $7 million of its 4.32% Series preferred stock, and $15 million of its 4.56% Series preferred stock, and for general corporate purposes.

(Entergy Louisiana)

In March 2018, Entergy Louisiana issued $750 million of 4.00% collateral trust mortgage bonds due March 2033. Entergy Louisiana used a portion of the proceeds to repay at maturity its $375 million of 6.0% Series first mortgage bonds due May 2018; to repay borrowings from the money pool; and to repay borrowings under its $350

Entergy Corporation and Subsidiaries
Notes to Financial Statements

million credit facility. The remaining proceeds, together with other funds, are being used to finance the construction of the Lake Charles Power Station and St. Charles Power Station, and for general corporate purposes.

In August 2018, Entergy Louisiana issued $600 million of 4.20% collateral trust mortgage bonds due September 2048. Entergy Louisiana used a portion of the proceeds to repay at maturity its $300 million of 6.5% Series first mortgage bonds due September 2018. The remaining proceeds, together with other funds, are being used to finance the construction of the Lake Charles Power Station and St. Charles Power Station, and for general corporate purposes.

(Entergy New Orleans)

In September 2018, Entergy New Orleans issued $60 million of 4.51% Series first mortgage bonds due September 2033. Entergy New Orleans is using the proceeds for general corporate purposes.

(System Energy)

In March 2018 the System Energy nuclear fuel trust variable interest entity issued $100 million of 3.42% Series J notes due April 2021. The System Energy nuclear fuel trust variable interest entity used the proceeds to purchase nuclear fuel.

In October 2018 the System Energy nuclear fuel trust variable interest entity paid, at maturity, its $85 million of 3.78% Series I notes.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2018 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$16,515,836	$16,232,180
Entergy Arkansas	$3,242,282	$3,031,681
Entergy Louisiana	$6,761,123	$6,757,649
Entergy Mississippi	$1,270,830	$1,234,124
Entergy New Orleans	$491,570	$499,764
Entergy Texas	$1,527,817	$1,546,101
System Energy	$639,455	$610,485

(a)	The values exclude lease obligations of $34 million at System Energy and long-term DOE obligations of $186 million at Entergy Arkansas, and include debt due within one year.

(b)	Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2017 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$15,075,266	$15,367,453
Entergy Arkansas	$2,952,399	$2,865,844
Entergy Louisiana	$6,144,071	$6,389,774
Entergy Mississippi	$1,270,122	$1,285,741
Entergy New Orleans	$436,870	$455,968
Entergy Texas	$1,587,150	$1,661,902
System Energy	$551,488	$529,119

(a)	The values exclude the lease obligations of $34 million at System Energy and long-term DOE obligations of $183 million at Entergy Arkansas, and include debt due within one year.

(b)	Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

Entergy granted options on 687,400 shares of its common stock under the 2015 Equity Ownership Plan during the first quarter 2018 with a fair value of $6.99 per option.  As of September 30, 2018, there were options on 4,071,301 shares of common stock outstanding with a weighted-average exercise price of $74.53.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2018.  The aggregate intrinsic value of the stock options outstanding as of September 30, 2018 was $26.9 million.

The following table includes financial information for outstanding stock options for the three months ended September 30, 2018 and 2017:

	2018	2017
	(In Millions)
Compensation expense included in Entergy’s net income	$1.1	$1.1
Tax benefit recognized in Entergy’s net income	$0.2	$0.5
Compensation cost capitalized as part of fixed assets and inventory	$0.1	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for outstanding stock options for the nine months ended September 30, 2018 and 2017:

	2018	2017
	(In Millions)
Compensation expense included in Entergy’s net income	$3.3	$3.3
Tax benefit recognized in Entergy’s net income	$0.8	$1.3
Compensation cost capitalized as part of fixed assets and inventory	$0.5	$0.6

Other Equity Awards

In January 2018 the Board approved and Entergy granted 333,850 restricted stock awards and 182,408 long-term incentive awards under the 2015 Equity Ownership Plan.  The restricted stock awards were made effective as of January 25, 2018 and were valued at $78.08 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  In addition, long-term incentive awards were granted in the form of performance units that represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. For the 2018-2020 performance period, a cumulative utility earnings metric was added to the Long-Term Performance Unit Program to supplement the relative total shareholder return measure that historically has been used in this program with each measure equally weighted.  The performance units were granted effective as of January 25, 2018 and half were valued at $78.08 per share, the closing price of Entergy’s common stock on that date; and half were valued at $86.75 per share based on various factors, primarily market conditions.  See Note 12 to the financial statements in the Form 10-K for a description of the Long-Term Performance Unit Program.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.  Performance units have the same dividend rights as shares of Entergy common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

The following table includes financial information for other outstanding equity awards for the three months ended September 30, 2018 and 2017:

	2018	2017
	(In Millions)
Compensation expense included in Entergy’s net income	$8.5	$7.6
Tax benefit recognized in Entergy’s net income	$2.2	$3.0
Compensation cost capitalized as part of fixed assets and inventory	$2.5	$2.1

The following table includes financial information for other outstanding equity awards for the nine months ended September 30, 2018 and 2017:

	2018	2017
	(In Millions)
Compensation expense included in Entergy’s net income	$26.0	$24.1
Tax benefit recognized in Entergy’s net income	$6.6	$9.3
Compensation cost capitalized as part of fixed assets and inventory	$7.3	$6.3

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

The retroactive presentation changes resulted in decreases in other operation and maintenance expenses and decreases in other income for the three months ended September 30, 2017, with no change in net income, of $30 million for Entergy. The retroactive presentation changes resulted in decreases in other operation and maintenance expenses and decreases in other income for the nine months ended September 30, 2017, with no change in net income, of $76 million for Entergy.

The retroactive presentation changes resulted in decreases (increases) in other operation and maintenance expenses and decreases (increases) in other income for the three months ended September 30, 2017 and for the nine months ended September 30, 2017, with no change in net income, of the following for the Registrant Subsidiaries:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Three months ended September 30, 2017	$3,515	$8,585	$778	$356	$43	$1,521
Nine months ended September 30, 2017	$9,995	$20,942	$1,862	$794	($194)	$4,778

The retroactive effect of the change for the years ended December 31, 2017, 2016, and 2015 would be decreases in other operation and maintenance expenses and decreases in other income, with no change in net income, of $101 million, $71 million, and $148 million, respectively, for Entergy.

The retroactive effect of the change for the years ended December 31, 2017, 2016, and 2015 would be decreases (increases) in other operation and maintenance expenses and decreases (increases) in other income, with no change in net income, of the following for the Registrant Subsidiaries:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
For the Year Ended December 31, 2017	$13,668	$27,796	$2,742	$1,293	$179	$6,190
For the Year Ended December 31, 2016	$13,392	$26,118	$2,424	$1,014	($1,054)	$5,088
For the Year Ended December 31, 2015	$30,671	$50,686	$6,268	$3,975	$4,000	$10,213

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the third quarters of 2018 and 2017, included the following components:

	2018	2017
	(In Thousands)
Service cost - benefits earned during the period	$38,752	$33,410
Interest cost on projected benefit obligation	66,854	65,206
Expected return on assets	(110,535)	(102,056)
Amortization of prior service cost	99	65
Amortization of loss	68,526	56,930
Net pension costs	$63,696	$53,555

Entergy’s qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2018 and 2017, included the following components:

	2018	2017
	(In Thousands)
Service cost - benefits earned during the period	$116,256	$100,230
Interest cost on projected benefit obligation	200,562	195,618
Expected return on assets	(331,605)	(306,168)
Amortization of prior service cost	297	195
Amortization of loss	205,578	170,790
Net pension costs	$191,088	$160,665

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the third quarters of 2018 and 2017, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the nine months ended September 30, 2018 and 2017, included the following components:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$18,567	$25,338	$5,466	$2,019	$4,767	$5,328
Interest cost on projects benefit obligation	39,012	44,820	11,307	5,439	10,044	9,681
Expected return on assets	(65,553)	(74,427)	(19,506)	(8,979)	(19,569)	(14,973)
Amortization of loss	40,236	43,350	10,830	5,862	7,878	11,145
Net pension cost	$32,262	$39,081	$8,097	$4,341	$3,120	$11,181

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$15,270	$20,775	$4,416	$1,875	$4,092	$4,608
Interest cost on projected benefit obligation	38,832	44,427	11,196	5,373	10,176	9,273
Expected return on assets	(61,281)	(69,051)	(18,393)	(8,400)	(18,540)	(13,989)
Amortization of loss	34,920	37,062	9,159	4,974	6,930	8,892
Net pension cost	$27,741	$33,213	$6,378	$3,822	$2,658	$8,784

Non-Qualified Net Pension Cost

Entergy recognized $4.2 million and $15.8 million in pension cost for its non-qualified pension plans in the third quarters of 2018 and 2017, respectively. Reflected in the pension cost for non-qualified pension plans in the third quarters of 2018 and 2017 were settlement charges of $212 thousand and $11.6 million, respectively, related to the payment of lump sum benefits out of the plan. Entergy recognized $19.7 million and $28.9 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2018 and 2017, respectively. Reflected in the pension cost for non-qualified pension plans for the nine months ended September 30, 2018 and 2017 were settlement charges of $7 million and $15.5 million, respectively, related to the payment of lump sum benefits out of this plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the third quarters of 2018 and 2017:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2018	$114	$42	$73	$20	$122
2017	$111	$46	$62	$18	$124

Reflected in Entergy Arkansas’s non-qualified pension costs in the third quarters of 2018 and 2017, were settlement charges of $7 thousand and $10 thousand, respectively, related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the nine months ended September 30, 2018 and 2017:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2018	$369	$138	$230	$62	$529
2017	$483	$141	$189	$55	$377

Reflected in Entergy Arkansas’s non-qualified pension costs for the nine months ended September 30, 2018 and 2017, were settlement charges of $30 thousand and $173 thousand, respectively, related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs for the nine months ended September 30, 2018 were settlement charges of $139 thousand related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the third quarters of 2018 and 2017, included the following components:

	2018	2017
	(In Thousands)
Service cost - benefits earned during the period	$6,782	$6,729
Interest cost on accumulated postretirement benefit obligation (APBO)	12,681	13,960
Expected return on assets	(10,373)	(9,408)
Amortization of prior service credit	(9,251)	(10,356)
Amortization of loss	3,432	5,476
Net other postretirement benefit cost	$3,271	$6,401

Entergy’s other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2018 and 2017, included the following components:

	2018	2017
	(In Thousands)
Service cost - benefits earned during the period	$20,346	$20,187
Interest cost on accumulated postretirement benefit obligation (APBO)	38,043	41,880
Expected return on assets	(31,119)	(28,224)
Amortization of prior service credit	(27,753)	(31,068)
Amortization of loss	10,296	16,428
Net other postretirement benefit cost	$9,813	$19,203

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the third quarters of 2018 and 2017, included the following components:

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

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the nine months ended September 30, 2018 and 2017, included the following components:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$2,379	$4,668	$963	$387	$990	$918
Interest cost on APBO	5,991	8,367	2,049	1,251	2,817	1,500
Expected return on assets	(13,026)	—	(3,909)	(3,939)	(7,338)	(2,349)
Amortization of prior service credit	(3,834)	(5,802)	(1,368)	(558)	(1,737)	(1,134)
Amortization of loss	867	1,164	1,131	102	618	699
Net other postretirement benefit cost	($7,623)	$8,397	($1,134)	($2,757)	($4,650)	($366)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$2,589	$4,779	$870	$426	$1,116	$960
Interest cost on APBO	6,765	9,075	2,070	1,407	3,372	1,677
Expected return on assets	(11,877)	—	(3,600)	(3,477)	(6,540)	(2,151)
Amortization of prior service credit	(3,834)	(5,802)	(1,368)	(558)	(1,737)	(1,134)
Amortization of loss	3,345	1,395	1,257	315	2,478	1,170
Net other postretirement benefit cost	($3,012)	$9,447	($771)	($1,887)	($1,311)	$522

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the third quarters of 2018 and 2017:

2018	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($99)	$5,595	($71)	$5,425
Amortization of loss	(21,958)	(1,932)	(850)	(24,740)
Settlement loss	—	—	(76)	(76)
	($22,057)	$3,663	($997)	($19,391)
Entergy Louisiana
Amortization of prior service credit	$—	$1,934	$—	$1,934
Amortization of loss	(867)	(388)	(2)	(1,257)
	($867)	$1,546	($2)	$677

2017	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($65)	$6,718	($88)	$6,565
Amortization of loss	(18,451)	(2,202)	(827)	(21,480)
Settlement loss	—	—	(4,200)	(4,200)
	($18,516)	$4,516	($5,115)	($19,115)
Entergy Louisiana
Amortization of prior service credit	$—	$1,934	$—	$1,934
Amortization of loss	(865)	(465)	(2)	(1,332)
	($865)	$1,469	($2)	$602

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the nine months ended September 30, 2018 and 2017:

2018	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($297)	$16,786	($211)	$16,278
Amortization of loss	(65,870)	(5,801)	(2,832)	(74,503)
Settlement loss	—	—	(2,098)	(2,098)
	($66,167)	$10,985	($5,141)	($60,323)
Entergy Louisiana
Amortization of prior service credit	$—	$5,802	$—	$5,802
Amortization of loss	(2,601)	(1,164)	(5)	(3,770)
	($2,601)	$4,638	($5)	$2,032

2017	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($195)	$20,152	($266)	$19,691
Amortization of loss	(55,351)	(6,606)	(2,648)	(64,605)
Settlement loss	—	—	(5,965)	(5,965)
	($55,546)	$13,546	($8,879)	($50,879)
Entergy Louisiana
Amortization of prior service credit	$—	$5,802	$—	$5,802
Amortization of loss	(2,594)	(1,395)	(7)	(3,996)
	($2,594)	$4,407	($7)	$1,806

Employer Contributions

Based on current assumptions, Entergy expects to contribute $383.5 million to its qualified pension plans in 2018.  As of September 30, 2018, Entergy had contributed $315.6 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2018:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2018 pension contributions	$64,062	$71,919	$14,933	$7,250	$10,883	$13,786
Pension contributions made through September 2018	$51,982	$58,363	$12,203	$5,938	$9,323	$11,152
Remaining estimated pension contributions to be made in 2018	$12,080	$13,556	$2,730	$1,312	$1,560	$2,634

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of September 30, 2018 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the third quarters of 2018 and 2017 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2018
Operating revenues	$2,724,279	$380,080	$—	($40)	$3,104,319
Income taxes	($137,035)	($135,659)	($10,312)	$—	($283,006)
Consolidated net income (loss)	$507,745	$105,571	($41,601)	($31,897)	$539,818
2017
Operating revenues	$2,820,421	$423,245	$—	($38)	$3,243,628
Income taxes	$230,647	$25,563	($14,415)	$—	$241,795
Consolidated net income (loss)	$403,733	$55,765	($25,956)	($31,898)	$401,644

Entergy’s segment financial information for the nine months ended September 30, 2018 and 2017 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2018
Operating revenues	$7,389,477	$1,107,606	$—	($113)	$8,496,970
Income taxes	($325,134)	($166,882)	($27,921)	$—	($519,937)
Consolidated net income (loss)	$1,104,078	$31,456	($114,962)	($95,695)	$924,877
Total assets as of September 30, 2018	$44,889,498	$5,507,013	$1,274,909	($3,200,248)	$48,471,172
2017
Operating revenues	$7,156,865	$1,293,867	$—	($96)	$8,450,636
Income taxes	$459,990	($507,719)	($39,826)	$—	($87,555)
Consolidated net income (loss)	$817,738	$252,455	($73,434)	($95,695)	$901,064
Total assets as of December 31, 2017	$42,978,669	$5,638,009	$1,011,612	($2,921,141)	$46,707,149

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

Total restructuring charges for the third quarters of 2018 and 2017 were comprised of the following:

	2018			2017
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of July 1,	$143	$14	$157	$36	$21	$57
Restructuring costs accrued	43	—	43	23	—	23
Non-cash portion	—	—	—	—	(7)	(7)
Balance as of September 30,	$186	$14	$200	$59	$14	$73

In addition, Entergy incurred $155 million in the third quarter 2018 and $16 million in the third quarter 2017 of impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets. These costs are charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Total restructuring charges for the nine months ended September 30, 2018 and 2017 were comprised of the following:

	2018			2017
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$83	$14	$97	$70	$21	$91
Restructuring costs accrued	103	—	103	89	—	89
Non-cash portion	—	—	—	—	(7)	(7)
Cash paid out	—	—	—	100	—	100
Balance as of September 30,	$186	$14	$200	$59	$14	$73

In addition, Entergy incurred $297 million in the nine months ended September 30, 2018 and $422 million in the nine months ended September 30, 2017 of impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet of approximately $155 million in 2018, of which $103 million has been incurred as of September 30, 2018, and a total of approximately $215 million from 2019 through mid-2022.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at September 30, 2018 is approximately 2.5 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 98% for the remainder of 2018, of which approximately 87% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2018 is 6.7 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of September 30, 2018, derivative contracts with seven counterparties were in a liability position (approximately $68 million total). In addition to the corporate guarantee, $30 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. As of December 31, 2017, derivative contracts with eight counterparties were in a liability position (approximately $65 million total). In addition to the corporate guarantee, $1 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $4 million in cash collateral and $34 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures. These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of September 30, 2018 is 13,814,000 MMBtu for Entergy, including 6,300,000 MMBtu for Entergy Louisiana, 6,790,000 MMBtu for Entergy Mississippi, and 724,000 MMBtu for Entergy New Orleans. Credit support for these natural gas swaps is covered by master agreements that do not require collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2018, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2018 through May 31, 2019. Financial transmission rights are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each

Entergy Corporation and Subsidiaries
Notes to Financial Statements

accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of September 30, 2018 is 77,520 GWh for Entergy, including 17,557 GWh for Entergy Arkansas, 33,144 GWh for Entergy Louisiana, 10,295 GWh for Entergy Mississippi, 3,758 GWh for Entergy New Orleans, and 12,441 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of September 30, 2018 and December 31, 2017. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Mississippi, and Entergy Texas as of September 30, 2018 and December 31, 2017, respectively.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of September 30, 2018 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$10	($10)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$10	($10)	$—	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$62	($10)	$52	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$24	($11)	$13	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$3	($3)	$—	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other	$1	$—	$1	Utility
Financial transmission rights	Prepayments and other	$31	($2)	$29	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$4	($3)	$1	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$1	$—	$1	Entergy Wholesale Commodities

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)
Excludes cash collateral in the amount of $30 million posted as of September 30, 2018 and $1 million posted and $4 million held as of December 31, 2017. Also excludes letters of credit in the amount of $5 million posted as of September 30, 2018 and $34 million in letters of credit held as of December 31, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended September 30, 2018 and 2017 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2018
Electricity swaps and options	($51)	Competitive businesses operating revenues	($11)

2017
Electricity swaps and options	$43	Competitive businesses operating revenues	$23

(a)	Before taxes of ($2) million and $8 million for the three months ended September 30, 2018 and 2017, respectively

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the nine months ended September 30, 2018 and 2017 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2018
Electricity swaps and options	($40)	Competitive businesses operating revenues	($38)

2017
Electricity swaps and options	$136	Competitive businesses operating revenues	$87

(a)	Before taxes of ($8) million and $30 million for the nine months ended September 30, 2018 and 2017, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended September 30, 2018 and 2017 was ($3.1) million and $2.4 million, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the nine months ended September 30, 2018 and 2017 was ($5.2) million and $6.4 million, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Based on market prices as of September 30, 2018, unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled ($58) million of net unrealized losses.  Approximately ($47) million is expected to be reclassified from accumulated other comprehensive income to operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2018 and 2017 are as follows:

Instrument	Amount of gain (loss) recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2018
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$—
Financial transmission rights	$—		Purchased power expense	(b)	$31
Electricity swaps and options	$—	(c)	Competitive business operating revenues		($2)

2017
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($3)
Financial transmission rights	$—		Purchased power expense	(b)	$28
Electricity swaps and options	($2)	(c)	Competitive business operating revenues		$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2018 and 2017 are as follows:

Instrument	Amount of gain (loss) recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2018
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$5
Financial transmission rights	$—		Purchased power expense	(b)	$104
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$—

2017
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($20)
Financial transmission rights	$—		Purchased power expense	(b)	$103
Electricity swaps and options	$2	(c)	Competitive business operating revenues		$—

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of September 30, 2018 are shown in the table below. Certain investments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps	Prepayments and other	$1.0	$—	$1.0	Entergy Louisiana
Natural gas swaps	Prepayments and other	$0.4	$—	$0.4	Entergy Mississippi

Financial transmission rights	Prepayments and other	$11.6	($0.3)	$11.3	Entergy Arkansas
Financial transmission rights	Prepayments and other	$12.2	($0.2)	$12.0	Entergy Louisiana
Financial transmission rights	Prepayments and other	$3.7	$—	$3.7	Entergy Mississippi
Financial transmission rights	Prepayments and other	$2.1	$—	$2.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.7	($1.6)	$0.1	Entergy Texas

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets

(d)
As of September 30, 2018, letters of credit posted with MISO covered financial transmission rights exposure of $1 million for Entergy Arkansas, $0.2 million for Entergy Mississippi, and $3.6 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2017, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Arkansas, $0.1 million for Entergy Mississippi, and $0.05 million for Entergy Texas.

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended September 30, 2018 and 2017 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2018
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.1	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$10.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$13.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$5.4	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.0	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	($0.4)	(b)	Entergy Texas

2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.6)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.6)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$4.2	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$9.4	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$4.7	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.9	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$7.0	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the nine months ended September 30, 2018 and 2017 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2018
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.2	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.9	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$20.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$57.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$23.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$10.5	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	($5.6)	(b)	Entergy Texas

2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($16.3)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.1)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$19.3	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$38.9	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$16.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$7.7	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$19.2	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$923	$—	$—	$923
Decommissioning trust funds (a):
Equity securities	1,569	—	—	1,569
Debt securities	1,167	1,678	—	2,845
Common trusts (b)				3,030
Securitization recovery trust account	58	—	—	58
Escrow accounts	401	—	—	401
Gas hedge contracts	1	—	—	1
Financial transmission rights	—	—	29	29
	$4,119	$1,678	$29	$8,856

Liabilities:
Power contracts	$—	$—	$67	$67

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$725	$—	$—	$725
Decommissioning trust funds (a):
Equity securities	526	—	—	526
Debt securities	1,125	1,425	—	2,550
Common trusts (b)				4,136
Power contracts	—	—	5	5
Securitization recovery trust account	45	—	—	45
Escrow accounts	406	—	—	406
Financial transmission rights	—	—	21	21
	$2,827	$1,425	$26	$8,414
Liabilities:
Power contracts	$—	$—	$70	$70
Gas hedge contracts	6	—	—	6
	$6	$—	$70	$76

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2018 and 2017:

	2018		2017
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of July 1,	($25)	$41	$38	$57
Total gains (losses) for the period (a)
Included in earnings	(4)	—	2	—
Included in other comprehensive income	(51)	—	43	—
Included as a regulatory liability/asset	—	19	—	8
Settlements	13	(31)	(23)	(28)
Balance as of September 30,	($67)	$29	$60	$37

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $1.7 million for the three months ended September 30, 2018 and $0.4 million for the three months ended September 30, 2017.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2018 and 2017:

	2018		2017
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	($65)	$21	$5	$21
Total gains (losses) for the period (a)
Included in earnings	(5)	(1)	6	1
Included in other comprehensive income	(40)	—	136	—
Included as a regulatory liability/asset	—	67	—	56
Issuances of financial transmission rights	—	46	—	62
Settlements	43	(104)	(87)	(103)
Balance as of September 30,	($67)	$29	$60	$37

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $1.1 million for the nine months ended September 30, 2018 and $1 million for the nine months ended September 30, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of September 30, 2018:

Transaction Type	Fair Value as of September 30, 2018	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	($67)	Unit contingent discount	+/-	4% - 4.75%	($6) - ($7)

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$208.7	$—	$—	$208.7
Decommissioning trust funds (a):
Equity securities	2.2	—	—	2.2
Debt securities	111.0	267.5	—	378.5
Common trusts (b)				616.2
Securitization recovery trust account	8.6	—	—	8.6
Financial transmission rights	—	—	11.3	11.3
	$330.5	$267.5	$11.3	$1,225.5

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$11.7	$—	$—	$11.7
Debt securities	115.8	232.4	—	348.2
Common trusts (b)				585.0
Securitization recovery trust account	3.7	—	—	3.7
Escrow accounts	2.4	—	—	2.4
Financial transmission rights	—	—	3.0	3.0
	$133.6	$232.4	$3.0	$954.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$213.2	$—	$—	$213.2
Decommissioning trust funds (a):
Equity securities	12.9	—	—	12.9
Debt securities	157.9	362.6	—	520.5
Common trusts (b)				861.8
Escrow accounts	288.1	—	—	288.1
Securitization recovery trust account	10.0	—	—	10.0
Gas hedge contracts	1.0	—	—	1.0
Financial transmission rights	—	—	12.0	12.0
	$683.1	$362.6	$12.0	$1,919.5

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$30.1	$—	$—	$30.1
Decommissioning trust funds (a):
Equity securities	15.2	—	—	15.2
Debt securities	143.3	350.5	—	493.8
Common trusts (b)				803.1
Escrow accounts	289.5	—	—	289.5
Securitization recovery trust account	2.0	—	—	2.0
Financial transmission rights	—	—	10.2	10.2
	$480.1	$350.5	$10.2	$1,643.9

Liabilities:
Gas hedge contracts	$5.0	$—	$—	$5.0

Entergy Mississippi

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$32.3	$—	$—	$32.3
Gas hedge contracts	0.4	—	—	0.4
Financial transmission rights	—	—	3.7	3.7
	$32.7	$—	$3.7	$36.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.5	$—	$—	$4.5
Escrow accounts	32.0	—	—	32.0
Financial transmission rights	—	—	2.1	2.1
	$36.5	$—	$2.1	$38.6

Liabilities:
Gas hedge contracts	$1.2	$—	$—	$1.2

Entergy New Orleans

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$32.9	$—	$—	$32.9
Securitization recovery trust account	5.6	—	—	5.6
Escrow accounts	80.4	—	—	80.4
Financial transmission rights	—	—	2.1	2.1
	$118.9	$—	$2.1	$121.0

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$32.7	$—	$—	$32.7
Securitization recovery trust account	1.5	—	—	1.5
Escrow accounts	81.9	—	—	81.9
Financial transmission rights	—	—	2.2	2.2
	$116.1	$—	$2.2	$118.3

Liabilities:
Gas hedge contracts	$0.2	$—	$—	$0.2

Entergy Texas

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$19.0	$—	$—	$19.0
Securitization recovery trust account	33.7	—	—	33.7
Financial transmission rights	—	—	0.1	0.1
	$52.7	$—	$0.1	$52.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$115.5	$—	$—	$115.5
Securitization recovery trust account	37.7	—	—	37.7
Financial transmission rights	—	—	3.4	3.4
	$153.2	$—	$3.4	$156.6

System Energy

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$254.4	$—	$—	$254.4
Decommissioning trust funds (a):
Equity securities	7.4	—	—	7.4
Debt securities	211.1	148.1	—	359.2
Common trusts (b)				585.8
	$472.9	$148.1	$—	$1,206.8

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$287.1	$—	$—	$287.1
Decommissioning trust funds (a):
Equity securities	3.1	—	—	3.1
Debt securities	187.2	143.3	—	330.5
Common trusts (b)				572.1
	$477.4	$143.3	$—	$1,192.8

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2018.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1, 2018	$10.5	$18.2	$4.4	$3.0	$4.7
Gains included as a regulatory liability/asset	10.9	7.6	4.7	1.1	(5.0)
Settlements	(10.1)	(13.8)	(5.4)	(2.0)	0.4
Balance as of September 30, 2018	$11.3	$12.0	$3.7	$2.1	$0.1

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2017.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1, 2017	$8.3	$28.3	$9.1	$5.2	$5.5
Gains included as a regulatory liability/asset	0.3	(0.1)	1.1	0.2	6.5
Settlements	(4.2)	(9.4)	(4.7)	(1.9)	(7.0)
Balance as of September 30, 2017	$4.4	$18.8	$5.5	$3.5	$5.0

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2018.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2018	$3.0	$10.2	$2.1	$2.2	$3.4
Issuances of financial transmission rights	11.8	20.0	4.5	3.7	6.1
Gains included as a regulatory liability/asset	16.6	39.0	20.1	6.7	(15.0)
Settlements	(20.1)	(57.2)	(23.0)	(10.5)	5.6
Balance as of September 30, 2018	$11.3	$12.0	$3.7	$2.1	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2017.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1, 2017	$5.4	$8.5	$3.2	$1.1	$3.1
Issuances of financial transmission rights	8.9	31.0	9.6	5.0	7.1
Gains (losses) included as a regulatory liability/asset	9.4	18.2	9.0	5.1	14.0
Settlements	(19.3)	(38.9)	(16.3)	(7.7)	(19.2)
Balance as of September 30, 2017	$4.4	$18.8	$5.5	$3.5	$5.0

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

The NRC requires Entergy subsidiaries to maintain nuclear decommissioning trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades. Entergy’s nuclear decommissioning trust funds invest in equity securities, fixed-rate debt securities, and cash and cash equivalents.

Entergy implemented ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018. The ASU requires investments in equity securities, excluding those accounted for under the equity method or resulting in consolidation of the investee, to be measured at fair value with changes recognized in net income. Entergy implemented this ASU using a modified retrospective method, and Entergy recorded an adjustment increasing retained earnings and increasing accumulated other comprehensive loss by $633 million as of January 1, 2018, for the cumulative effect of the unrealized gains and losses on investments in equity securities held by the decommissioning trust funds that do not meet the criteria for regulatory accounting treatment. Beginning in 2018, unrealized gains and losses on investments in equity securities held by the nuclear decommissioning trust funds will be recorded in earnings as they occur rather than in other comprehensive income. In accordance with the regulatory treatment of the decommissioning trust funds of the Registrant Subsidiaries, an offsetting amount of unrealized gains/(losses) will continue to be recorded in other regulatory liabilities/assets.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds are recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity.  Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings. A portion of Entergy’s decommissioning trust funds are held in a wholly-owned registered investment company, and unrealized gains and losses on both the equity and debt securities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

held in the registered investment company are recognized in earnings. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2018 on equity securities still held as of September 30, 2018 were $369 million and $464 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The available-for-sale securities held as of September 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities (a)	$2,448	$10	$51

2017
Equity Securities	$4,662	$2,131	$1
Debt Securities	2,550	44	16
Total	$7,212	$2,175	$17

(a)	Debt securities presented herein do not include the $397 million of debt securities held in the wholly-owned registered investment company, which are not accounted for as available-for-sale.

The unrealized gains/(losses) above are reported before deferred taxes of $472 million as of December 31, 2017 for equity securities, and ($6) million as of September 30, 2018 and $7 million as of December 31, 2017 for debt securities. The amortized cost of available-for-sale debt securities was $2,489 million as of September 30, 2018 and $2,539 million as of December 31, 2017.  As of September 30, 2018, available-for-sale debt securities have an average coupon rate of approximately 3.36%, an average duration of approximately 5.98 years, and an average maturity of approximately 10.4 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2018:

	Debt Securities
	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1,691	$33
More than 12 months	357	18
Total	$2,048	$51

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

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$119	$74
1 year - 5 years	934	902
5 years - 10 years	628	812
10 years - 15 years	108	147
15 years - 20 years	92	100
20 years+	567	515
Total	$2,448	$2,550

During the three months ended September 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $2,377 million and $440 million, respectively.  During the three months ended September 30, 2018 and 2017, gross gains of $4 million and $9 million, respectively, and gross losses of $15 million and $2 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $4,178 million and $1,903 million, respectively.  During the nine months ended September 30, 2018 and 2017, gross gains of $6 million and $79 million, respectively, and gross losses of $37 million and $9 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of September 30, 2018 are $509 million for Indian Point 1, $644 million for Indian Point 2, $835 million for Indian Point 3, $476 million for Palisades, $1,081 million for Pilgrim, and $554 million for Vermont Yankee. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2017 are $491 million for Indian Point 1, $621 million for Indian Point 2, $798 million for Indian Point 3, $458 million for Palisades, $1,068 million for Pilgrim, and $613 million for Vermont Yankee. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2018 and December 31, 2017 are summarized as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	$378.5	$0.2	$10.9

2017
Equity Securities	$596.7	$354.9	$—
Debt Securities	348.2	2.1	3.0
Total	$944.9	$357.0	$3.0

The amortized cost of available-for-sale debt securities was $389.2 million as of September 30, 2018 and $349.1 million as of December 31, 2017.  As of September 30, 2018, available-for-sale debt securities have an average coupon rate of approximately 2.68%, an average duration of approximately 4.6 years, and an average maturity of approximately 6.47 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2018 on equity securities still held as of September 30, 2018 were $37.8 million and $46 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2018:

	Debt Securities
	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$259.7	$6.8
More than 12 months	78.2	4.1
Total	$337.9	$10.9

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$40.8	$13.0
1 year - 5 years	174.4	123.4
5 years - 10 years	115.6	180.6
10 years - 15 years	10.6	4.8
15 years - 20 years	5.8	3.4
20 years+	31.3	23.0
Total	$378.5	$348.2

During the three months ended September 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $137.9 million and $51.9 million, respectively.  During the three months ended September 30, 2018 and 2017, gross gains of $0.01 million and $0.04 million, respectively, and gross losses of $0.6 million and $0.5 thousand, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $259.3 million and $219.2 million, respectively.  During the nine months ended September 30, 2018 and 2017, gross gains of $0.1 million and $11.7 million, respectively, and gross losses of $3 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	$520.5	$2.0	$9.3

2017
Equity Securities	$818.3	$461.2	$—
Debt Securities	493.8	10.9	3.6
Total	$1,312.1	$472.1	$3.6

The amortized cost of available-for-sale debt securities was $527.8 million as of September 30, 2018 and $490 million as of December 31, 2017.  As of September 30, 2018, the available-for-sale debt securities have an average coupon rate of approximately 4.07%, an average duration of approximately 6.74 years, and an average maturity of approximately 13.75 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2018 on equity securities still held as of September 30, 2018 were $55 million and $66.3 million, respectively. The equity securities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2018:

	Debt Securities
	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$355.6	$5.8
More than 12 months	74.0	3.5
Total	$429.6	$9.3

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

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$22.4	$23.2
1 year - 5 years	122.0	122.8
5 years - 10 years	117.9	109.3
10 years - 15 years	37.7	52.7
15 years - 20 years	41.3	50.7
20 years+	179.2	135.1
Total	$520.5	$493.8

During the three months ended September 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $773.9 million and $50.5 million, respectively.  During the three months ended September 30, 2018 and 2017, gross gains of $1.9 million and $2.9 million, respectively, and gross losses of $3.6 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $943.3 million and $176.1 million, respectively.  During the nine months ended September 30, 2018 and 2017, gross gains of $2.5 million and $7.9 million, respectively, and gross losses of $4.8 million and $0.4 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	$359.2	$0.9	$7.1

2017
Equity Securities	$575.2	$308.6	$—
Debt Securities	330.5	4.2	1.2
Total	$905.7	$312.8	$1.2

The amortized cost of available-for-sale debt securities was $365.5 million as of September 30, 2018 and $327.5 million as of December 31, 2017.  As of September 30, 2018, available-for-sale debt securities have an average coupon rate of approximately 2.95%, an average duration of approximately 6.2 years, and an average maturity of approximately 9.08 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2018 on equity securities still held as of September 30, 2018 were $35.9 million and $43.8 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2018:

	Debt Securities
	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$267.6	$5.2
More than 12 months	34.3	1.9
Total	$301.9	$7.1

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

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$2.2	$4.1
1 year - 5 years	195.4	173.0
5 years - 10 years	78.2	78.5
10 years - 15 years	5.6	1.0
15 years - 20 years	11.0	6.9
20 years+	66.8	67.0
Total	$359.2	$330.5

During the three months ended September 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $157.8 million and $54.6 million, respectively.  During the three months ended September 30, 2018 and 2017, gross gains of $6.5 thousand and $0.2 million, respectively, and gross losses of $0.3 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2018 and 2017, proceeds from the dispositions of securities amounted to $357.2 million and $308.1 million, respectively.  During the nine months ended September 30, 2018 and 2017, gross gains of $0.3 million and $0.7 million, respectively, and gross losses of $4.8 million and $1.5 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy evaluates the available-for-sale debt securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and nine months ended September 30, 2018 and 2017.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.

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

2012-2013 IRS Audit

The IRS completed its examination of the 2012 and 2013 tax years and issued its 2012-2013 Revenue Agent Report (RAR) in June 2018. Entergy agreed to all proposed adjustments contained in the RAR. Entergy and the Registrant Subsidiaries recorded the effects of these adjustments in June 2018.

As a result of the issuance of the RAR, Entergy Louisiana was able to recognize previously unrecognized tax benefits of $52 million related to the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing.

The conclusion and settlement of the IRS audit described above caused a decrease in Entergy Louisiana’s balance of unrecognized tax benefits, which changed from $926 million as of December 31, 2017 to $855 million as of September 30, 2018, net of carryovers for losses and credits. The reduction of unrecognized tax benefits was primarily recorded in the second quarter 2018 with no significant additional changes to Entergy Louisiana’s unrecognized tax benefit balance recognized during the third quarter 2018.

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

During the second and third quarters of 2018, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and System Energy began returning unprotected excess accumulated deferred income taxes, associated with the effects of the Tax Cuts and Jobs Act, to their customers through rate riders and other means approved by each Registrant Subsidiary’s respective regulatory commission. Return of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This has a significant effect on the effective tax rate for the period as compared to the statutory tax rate. In the third quarter 2018 the return of unprotected excess accumulated deferred income taxes reduced the Registrant Subsidiaries’ regulatory liability for income taxes as follows: Entergy Arkansas, $153 million; Entergy Louisiana, $55 million; Entergy Mississippi, $32 million; Entergy New Orleans, $9 million; and System Energy, $34 million. In the nine months ended September 30, 2018 the return of unprotected excess accumulated deferred income taxes reduced the Registrant Subsidiaries’ regulatory liability for income taxes as follows: Entergy Arkansas, $260 million; Entergy Louisiana, $86 million; Entergy Mississippi, $161 million; Entergy New Orleans, $9 million; and System Energy, $46 million.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As discussed in Note 2 to the financial statements herein, the unopposed settlement of Entergy Texas’s 2018 rate case, if approved by the PUCT, establishes the amounts of protected and unprotected excess accumulated deferred income taxes that Entergy Texas will return to customers. As of September 30, 2018, Entergy Texas’s regulatory liability for protected excess accumulated deferred income taxes was $269 million and its regulatory liability for unprotected excess accumulated deferred income taxes was $201 million.

Other Tax Matters

In the third quarter 2018, Entergy completed a restructuring of the investment holdings in one of the Entergy Wholesale Commodities nuclear plant decommissioning trusts that resulted in an adjustment to tax basis for the trust. The accounting standards provide that a taxable temporary difference does not exist if the tax law provides a means by which an amount can be recovered without incurrence of tax. The restructuring allows Entergy to recover assets from the trust without incurring tax. As such, the tax basis recognized resulted in the reversal of a deferred tax liability and reduction of income tax expense of approximately $107 million.

A state income tax audit involving Entergy Wholesale Commodities was concluded during the third quarter 2018. Upon conclusion of the audit, subsidiaries within Entergy Wholesale Commodities reversed a portion of the provision for uncertain tax positions totaling approximately $23 million, net of tax and interest paid.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2018 are $255 million for Entergy, $27.8 million for Entergy Arkansas, $80.1 million for Entergy Louisiana, $8.9 million for Entergy Mississippi, $18.7 million for Entergy New Orleans, $13.9 million for Entergy Texas, and $38.1 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2017 are $368 million for Entergy, $58.8 million for Entergy Arkansas, $160.4 million for Entergy Louisiana, $17.1 million for Entergy Mississippi, $2.5 million for Entergy New Orleans, $32.8 million for Entergy Texas, and $33.9 million for System Energy.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements in the Form 10-K. System Energy made payments on its lease, including interest, of $8.6 million in the three months ended September 30, 2018 and in the three months ended September 30, 2017. System Energy made payments on its lease, including interest, of $17.2 million in the nine months ended September 30, 2018 and in the nine months ended September 30, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 13.  REVENUE RECOGNITION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Revenue Recognition

Entergy implemented ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective January 1, 2018. Topic 606 requires entities to “recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU details a five-step model that should be followed to achieve the core principle. This accounting was applied to all contracts using the modified retrospective method, which requires an adjustment to retained earnings for the cumulative effect of adopting the standard as of the effective date. Because the standard did not result in any material change in how Entergy recognizes revenue, however, no adjustment to retained earnings was required. Similarly, there was no effect on revenues recognized under Topic 606 for the three or nine months ended September 30, 2018.

Revenues from electric service and the sale of natural gas are recognized when services are transferred to the customer in an amount equal to what Entergy has the right to bill the customer because this amount represents the value of services provided to customers.

Entergy’s total revenues for the three and nine months ended September 30, 2018 were as follows:

	2018
	Three Months Ended	Nine Months Ended
	(In Thousands)
Utility:
Residential	$1,138,744	$2,799,539
Commercial	693,760	1,871,380
Industrial	682,823	1,904,828
Governmental	60,647	173,949
Total billed retail	2,575,974	6,749,696

Sales for resale (a)	76,247	214,984
Other electric revenues (b)	42,847	289,668
Non-customer revenues (c)	2,819	22,026
Total electric revenues	2,697,887	7,276,374

Natural gas	26,352	112,990

Entergy Wholesale Commodities:
Competitive businesses sales (a)	407,763	1,148,460
Non-customer revenues (c)	(27,683)	(40,854)
Total competitive businesses	380,080	1,107,606

Total operating revenues	$3,104,319	$8,496,970

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total revenues for the three months ended September 30, 2018 were as follows:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$250,081	$408,680	$170,258	$86,014	$223,711
Commercial	119,950	272,985	126,987	62,428	111,409
Industrial	126,079	393,884	44,383	9,655	108,823
Governmental	4,445	17,566	11,488	20,364	6,785
Total billed retail	500,555	1,093,115	353,116	178,461	450,728

Sales for resale (a)	60,338	71,634	7,876	4,863	23,290
Other electric revenues (b)	4,446	34,220	4,079	(1,107)	2,735
Non-customer revenues (c)	3,060	(2,691)	2,663	1,947	478
Total electric revenues	568,399	1,196,278	367,734	184,164	477,231

Natural gas	—	10,334	—	16,018	—

Total operating revenues	$568,399	$1,206,612	$367,734	$200,182	$477,231

The Registrant Subsidiaries’ total revenues for the nine months ended September 30, 2018 were as follows:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$644,735	$972,113	$451,331	$208,821	$522,539
Commercial	334,325	719,652	354,799	171,224	291,380
Industrial	335,529	1,114,898	133,012	26,493	294,896
Governmental	12,859	51,581	33,788	56,503	19,218
Total billed retail	1,327,448	2,858,244	972,930	463,041	1,128,033

Sales for resale (a)	179,637	272,690	21,645	24,390	71,828
Other electric revenues (b)	98,571	124,749	35,055	7,404	28,468
Non-customer revenues (c)	8,372	7,390	7,536	4,749	1,328
Total electric revenues	1,614,028	3,263,073	1,037,166	499,584	1,229,657

Natural gas	—	45,671	—	67,319	—

Total operating revenues	$1,614,028	$3,308,744	$1,037,166	$566,903	$1,229,657

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

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations. The following are updates to that discussion.

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

As discussed in the Form 10-K, Entergy Wholesale Commodities plant owners will submit filings with the NRC for planned shutdown activities as the nuclear plants individually approach and begin decommissioning. Entergy Nuclear Generation Company expects to file its Post-Shutdown Decommissioning Activities Report (PSDAR) with the NRC in the fourth quarter 2018 for the Pilgrim plant. As part of the development of the PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2018. The revised estimate resulted in a $117.5 million increase in the decommissioning cost liability and a corresponding impairment charge. See Note 14 to the financial statements in the Form 10-K for a discussion of impairment of the Pilgrim plant.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2018, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2018 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2018 Compared to Third Quarter 2017

Net income increased $36.3 million primarily due to a lower effective income tax rate and higher net revenue, after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes, partially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income increased $102.2 million primarily due to a lower effective income tax rate and higher net revenue, after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, and lower other income.

Net Revenue

Third Quarter 2018 Compared to Third Quarter 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the third quarter 2018 to the third quarter 2017:

Amount
(In Millions)
2017 net revenue	$481.8
Return of unprotected excess accumulated deferred income taxes to customers	(152.8)
Volume/weather	10.9
Retail electric price	25.6
Other	(6.0)
2018 net revenue	$359.5

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

The volume/weather variance is primarily due to an increase of 548 GWh, or 9%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from mid-size to small customers and a new customer in the primary metals industry.

Entergy Arkansas, Inc. and Subsidiaries
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

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017:

Amount
(In Millions)
2017 net revenue	$1,178.6
Return of unprotected excess accumulated deferred income taxes to customers	(260.4)
Retail electric price	68.2
Volume/weather	78.0
Other	4.7
2018 net revenue	$1,069.1

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

The volume/weather variance is primarily due to an increase of 1,478 GWh, or 9%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily due to a new customer in the primary metals industry and an increase in demand from mid-size to small customers.

Other Income Statement Variances

Third Quarter 2018 Compared to Third Quarter 2017

Other operation and maintenance expenses increased primarily due to an increase of $8.5 million in energy efficiency costs and an increase of $6.8 million in fossil-fueled generation expenses primarily due to higher long-term service agreement costs and higher labor costs in the third quarter 2018 as compared to the same period in 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to changes in decommissioning trust fund investment activity, including portfolio rebalancing for the ANO 1 decommissioning trust fund in third quarter 2018.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $14.2 million in energy efficiency costs;

•	an increase of $11 million in fossil-fueled generation expenses primarily due to higher long-term service agreement costs and higher labor costs in 2018 as compared to the same period in 2017; and

•
an increase of $9.3 million in nuclear generation expenses primarily due to higher labor costs, including contract labor, to position the nuclear fleet to meet its operational goals. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals.

The increase was partially offset by higher nuclear insurance refunds of $6.5 million.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income decreased primarily due to changes in decommissioning trust fund investment activity, including portfolio rebalancing for the ANO 1 decommissioning trust fund in 2018 and 2017.

Interest expense increased primarily due to the issuance of $250 million of 4.0% Series first mortgage bonds in May 2018 and the issuance of $220 million of 3.5% Series first mortgage bonds in May 2017.

Income Taxes

The effective income tax rate was (631.3%) for the third quarter 2018. The difference in the effective income tax rate for the third quarter 2018 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes and the provision for uncertain tax positions. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was (286.4%) for the nine months ended September 30, 2018. The difference in the effective income tax rate for the nine months ended September 30, 2018 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

uncertainties associated with accounting for the Tax Act. Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements herein and in the Form 10-K contains a discussion of proceedings commenced or other responses by Entergy and Entergy’s regulators to the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,216	$20,509

Cash flow provided by (used in):
Operating activities	362,585	367,551
Investing activities	(574,337)	(667,841)
Financing activities	427,318	280,245
Net increase (decrease) in cash and cash equivalents	215,566	(20,045)

Cash and cash equivalents at end of period	$221,782	$464

Operating Activities

Net cash flow provided by operating activities decreased $5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act. The decrease was partially offset by:

•	the timing of recovery of fuel and purchased power costs;

•	the effect of favorable weather on billed sales;

•	the timing of payments to vendors;

•	a decrease of $18.1 million in spending on nuclear refueling outages in 2018; and

•
a decrease of $10.3 million in pension contributions in 2018. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $93.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to:

•	$66 million in funds held on deposit in 2017 for principal and interest payments due October 1, 2017;

•	a decrease of $32.5 million in nuclear construction expenditures primarily due to a lower scope of work performed on various nuclear projects in 2018 as compared to the same period in 2017; and

•	a decrease of $18.9 million in storm spending.

The decrease was partially offset by money pool activity.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $13.4 million for the nine months ended September 30, 2018. The money

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Arkansas’s cash provided by financing activities increased $147.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to:

•
a $350 million capital contribution from Entergy Corporation in 2018 in anticipation of the return of unprotected excess accumulated deferred income taxes to customers and upcoming planned capital investments;

•	net long-term borrowings of $45.5 million in 2018 on the Entergy Arkansas nuclear fuel company variable interest entity credit facility; and

•	the issuance of $250 million of 4.0% Series first mortgage bonds in May 2018 as compared to the issuance of $220 million of 3.5% Series first mortgage bonds in May 2017.

The increase was partially offset by:

•	money pool activity; and

•
net repayments of short-term borrowings of $50 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2018 as compared to net short-term borrowings of $23.3 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2017.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $166.1 million in 2018 compared to increasing by $43.9 million in 2017.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Arkansas is primarily due to the $350 million capital contribution from Entergy Corporation in 2018.

	September 30, 2018	December 31, 2017
Debt to capital	51.9%	55.5%
Effect of excluding the securitization bonds	(0.2%)	(0.3%)
Debt to capital, excluding securitization bonds (a)	51.7%	55.2%
Effect of subtracting cash	(1.8%)	—%
Net debt to net capital, excluding securitization bonds (a)	49.9%	55.2%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy Arkansas is developing its capital investment plan for 2019 through 2021 and currently anticipates making $2.3 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; investments in ANO 1 and 2; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
(In Thousands)
$13,421	($166,137)	($95,114)	($51,232)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in September 2023. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2019. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of September 30, 2018, no cash borrowings and no letters of credit were outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2018, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in September 2021.  As of September 30, 2018, $70.4 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Retail Rates

2018 Formula Rate Plan Filing

In July 2018, Entergy Arkansas filed with the APSC its 2018 formula rate plan filing to set its formula rate for the 2019 calendar year. The filing shows Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2019 test period to be below the formula rate plan bandwidth. Additionally, the filing includes the first netting adjustment under the current formula rate plan for the historical test year 2017, which is a comparison of projected costs and sales approved in the 2016 formula rate plan filing to actual 2017 costs and sales data. The filing includes a projected $73.4 million revenue deficiency for 2019 and a $95.6 million revenue deficiency for the 2017 historical test year, for a total revenue requirement of $169 million for this filing. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeds the constraint, the resulting increase is limited to four percent of total revenue, which is $65.4 million. The matter is scheduled for hearing in November 2018, and Entergy Arkansas requested that the APSC issue an order approving the proposed formula rate plan adjustment in December 2018, with the proposed formula rate plan adjustment effective with the first billing cycle of January 2019. In October 2018 the APSC staff and intervening parties filed their errors and objections to Entergy Arkansas’s 2018 formula rate plan filing, although no party proposed adjustments that would serve to reduce the requested revenue requirement below the annual revenue constraint. Entergy Arkansas also filed its rebuttal to the APSC staff and intervenors in October 2018. Later in October 2018 the parties submitted motions, which are pending with the APSC, to approve a partial settlement as to certain factual issues and to brief certain contested legal issues.

Similar to the 2018 filing, the formula rate plan filing that will be made in 2019 to set the formula rates for the 2020 calendar year will include a netting adjustment that will compare projected costs and sales for 2018 that were approved in the 2017 formula rate plan filing to actual 2018 costs and sales data. To the extent that Entergy Arkansas expects this netting adjustment to reflect actual 2018 revenues that are in excess of the actual costs for that year, Entergy Arkansas will record a regulatory provision in the fourth quarter 2018.

Internal Restructuring

As discussed in the Form 10-K, in November 2017, Entergy Arkansas filed an application with the APSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Arkansas to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. Entergy Arkansas also filed a notice with the Missouri Public Service Commission in December 2017 out of an abundance of caution, although Entergy Arkansas does not serve any retail customers in Missouri. In April 2018 the Missouri Public Service Commission approved Entergy Arkansas’s filing. In July 2018, Entergy Arkansas filed a settlement, reached by all parties in the APSC proceeding, resolving all issues. The APSC approved the settlement agreement and restructuring in August 2018. Pursuant to the settlement agreement, Entergy Arkansas will credit retail customers $39.6 million over six years, beginning in 2019. Entergy Arkansas has also received the required FERC and NRC approvals. The restructuring is anticipated to close on or before December 1, 2018.

Energy Cost Recovery Rider

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Act. Entergy Arkansas replied to the Attorney General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Act are appropriately considered in the APSC’s separate proceeding looking at potential

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

implications of the new tax law. The APSC general staff filed a reply to the Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. The redetermined rate became effective with the first billing cycle of April 2018. Subsequently in April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation at that time of the issues suggested by the Attorney General in the proceeding. Following a period of discovery, the Attorney General filed a supplemental response in October 2018 raising new issues with Entergy Arkansas’s March 2018 rate redetermination and asserting that $45.7 million of the increase should be collected subject to refund pending further investigation. Also in October 2018, Entergy Arkansas filed to dismiss the Attorney General’s supplemental response, the APSC general staff filed a motion to strike the Attorney General’s filing, and the Attorney General filed its supplemental response disputing Entergy Arkansas and the APSC staff’s filing.

Opportunity Sales Proceeding

See the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding filed with the FERC. In October 2018 the FERC issued an order addressing the ALJ’s July 2017 initial decision. The FERC reversed the ALJ’s decision to cap the reduction in Entergy Arkansas’s payment to account for the increased bandwidth payments that Entergy Arkansas made to the other operating companies. The FERC also reversed the ALJ’s decision that Grand Gulf sales from January through September 2000 should be included in the calculation of Entergy Arkansas’s payment. The FERC affirmed on other grounds the ALJ’s rejection of the LPSC’s claim that certain joint account sales should be accounted for as part of the calculation of Entergy Arkansas’s payment. The FERC directed Entergy to make a compliance filing by December 17, 2018 providing a final calculation of Entergy Arkansas’s payments to the other Utility operating companies pursuant to the findings in the order and explaining how Entergy Arkansas will pay refunds, including the timeline for making those refunds. The FERC’s decision effectively establishes the base amount Entergy Arkansas must pay to the other Utility operating companies for the period of 2000-2009 to be approximately $68 million. Entergy Arkansas will also pay interest on the base amount to the other Utility operating companies, currently estimated to be approximately $64 million as of September 30, 2018 for an estimated total of $132 million. This amount is consistent with the liability previously recognized by Entergy Arkansas. The December 2018 compliance filing will include the recipients and final amount of payments owed by Entergy Arkansas, as well as the timing of the payments. Because management currently expects to recover the retail portion of the payments due as a result of this proceeding, Entergy Arkansas previously recognized a regulatory asset with a balance of $114 million as of September 30, 2018.

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

Entergy Arkansas, Inc. and Subsidiaries
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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$568,399	$673,226	$1,614,028	$1,644,239

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	164,438	133,254	379,240	283,354
Purchased power	58,213	63,423	195,024	193,108
Nuclear refueling outage expenses	19,062	22,988	61,623	59,942
Other operation and maintenance	188,882	171,498	536,032	502,696
Decommissioning	15,226	14,320	44,971	42,321
Taxes other than income taxes	27,972	29,259	80,322	78,438
Depreciation and amortization	73,579	70,433	218,261	206,586
Other regulatory credits - net	(13,758)	(5,219)	(29,378)	(10,797)
TOTAL	533,614	499,956	1,486,095	1,355,648

OPERATING INCOME	34,785	173,270	127,933	288,591

OTHER INCOME
Allowance for equity funds used during construction	3,735	4,140	12,214	13,922
Interest and investment income	12,060	6,738	21,352	27,865
Miscellaneous - net	(3,063)	(3,332)	(10,815)	(9,976)
TOTAL	12,732	7,546	22,751	31,811

INTEREST EXPENSE
Interest expense	31,632	31,010	92,315	86,776
Allowance for borrowed funds used during construction	(1,739)	(1,944)	(5,737)	(6,458)
TOTAL	29,893	29,066	86,578	80,318

INCOME BEFORE INCOME TAXES	17,624	151,750	64,106	240,084

Income taxes	(111,266)	59,112	(183,595)	94,592

NET INCOME	128,890	92,638	247,701	145,492

Preferred dividend requirements	357	357	1,071	1,071

EARNINGS APPLICABLE TO COMMON STOCK	$128,533	$92,281	$246,630	$144,421

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$247,701	$145,492
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	335,939	311,725
Deferred income taxes, investment tax credits, and non-current taxes accrued	28,463	78,390
Changes in assets and liabilities:
Receivables	(33,422)	(45,180)
Fuel inventory	7,523	10,089
Accounts payable	(20,904)	(78,396)
Taxes accrued	30,686	15,367
Interest accrued	13,558	12,436
Deferred fuel costs	24,463	(53,664)
Other working capital accounts	(8,827)	(6,762)
Provisions for estimated losses	10,013	10,094
Other regulatory assets	22,574	(4,680)
Other regulatory liabilities	(218,518)	43,473
Pension and other postretirement liabilities	(64,461)	(73,107)
Other assets and liabilities	(12,203)	2,274
Net cash flow provided by operating activities	362,585	367,551

INVESTING ACTIVITIES
Construction expenditures	(517,882)	(558,985)
Allowance for equity funds used during construction	12,572	14,521
Nuclear fuel purchases	(79,142)	(95,289)
Proceeds from sale of nuclear fuel	31,897	51,029
Proceeds from nuclear decommissioning trust fund sales	259,331	219,223
Investment in nuclear decommissioning trust funds	(269,913)	(228,740)
Change in money pool receivable - net	(13,421)	—
Changes in securitization account	(4,821)	(3,619)
Insurance proceeds	7,043	—
Change in other investments	(1)	(65,981)
Net cash flow used in investing activities	(574,337)	(667,841)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	658,427	222,717
Retirement of long-term debt	(372,447)	(6,803)
Capital contribution from parent	350,000	—
Changes in short-term borrowings - net	(49,974)	23,257
Changes in money pool payable - net	(166,137)	43,882
Dividends paid:
Preferred stock	(1,071)	(1,071)
Other	8,520	(1,737)
Net cash flow provided by financing activities	427,318	280,245

Net increase (decrease) in cash and cash equivalents	215,566	(20,045)
Cash and cash equivalents at beginning of period	6,216	20,509
Cash and cash equivalents at end of period	$221,782	$464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$74,966	$70,321

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$13,121	$6,184
Temporary cash investments	208,661	32
Total cash and cash equivalents	221,782	6,216
Securitization recovery trust account	8,570	3,748
Accounts receivable:
Customer	141,294	110,016
Allowance for doubtful accounts	(1,420)	(1,063)
Associated companies	57,253	38,765
Other	51,756	65,209
Accrued unbilled revenues	116,007	105,120
Total accounts receivable	364,890	318,047
Deferred fuel costs	38,691	63,302
Fuel inventory - at average cost	21,835	29,358
Materials and supplies - at average cost	196,623	192,853
Deferred nuclear refueling outage costs	57,683	56,485
Prepayments and other	22,316	12,108
TOTAL	932,390	682,117

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	996,857	944,890
Other	785	3,160
TOTAL	997,642	948,050

UTILITY PLANT
Electric	11,376,058	11,059,538
Construction work in progress	350,554	280,888
Nuclear fuel	240,582	277,345
TOTAL UTILITY PLANT	11,967,194	11,617,771
Less - accumulated depreciation and amortization	4,908,917	4,762,352
UTILITY PLANT - NET	7,058,277	6,855,419

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $17,247 as of September 30, 2018 and $28,583 as of December 31, 2017)	1,544,863	1,567,437
Deferred fuel costs	67,244	67,096
Other	18,252	13,910
TOTAL	1,630,359	1,648,443

TOTAL ASSETS	$10,618,668	$10,134,029

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Short-term borrowings	$—	$49,974
Accounts payable:
Associated companies	183,372	365,915
Other	172,820	215,942
Customer deposits	99,138	97,687
Taxes accrued	78,007	47,321
Interest accrued	31,773	18,215
Current portion of unprotected excess accumulated deferred income taxes	179,712	—
Other	32,411	29,922
TOTAL	777,233	824,976

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,235,625	1,190,669
Accumulated deferred investment tax credits	33,203	34,104
Regulatory liability for income taxes - net	533,179	985,823
Other regulatory liabilities	418,005	363,591
Decommissioning	1,026,816	981,213
Accumulated provisions	44,742	34,729
Pension and other postretirement liabilities	288,870	353,274
Long-term debt (includes securitization bonds of $27,958 as of September 30, 2018 and $34,662 as of December 31, 2017)	3,242,282	2,952,399
Other	13,979	5,147
TOTAL	6,836,701	6,900,949

Commitments and Contingencies

Preferred stock without sinking fund	31,350	31,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2018 and 2017	470	470
Paid-in capital	1,140,264	790,264
Retained earnings	1,832,650	1,586,020
TOTAL	2,973,384	2,376,754

TOTAL LIABILITIES AND EQUITY	$10,618,668	$10,134,029

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$470	$790,243	$1,462,604	$2,253,317

Net income	—	—	145,492	145,492
Preferred stock dividends	—	—	(1,071)	(1,071)

Balance at September 30, 2017	$470	$790,243	$1,607,025	$2,397,738

Balance at December 31, 2017	$470	$790,264	$1,586,020	$2,376,754

Net income	—	—	247,701	247,701
Capital contribution from parent	—	350,000	—	350,000
Preferred stock dividends	—	—	(1,071)	(1,071)

Balance at September 30, 2018	$470	$1,140,264	$1,832,650	$2,973,384

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$250	$254	($4)	(2)
Commercial	120	150	(30)	(20)
Industrial	126	145	(19)	(13)
Governmental	4	6	(2)	(33)
Total billed retail	500	555	(55)	(10)
Sales for resale:
Associated companies	23	33	(10)	(30)
Non-associated companies	37	45	(8)	(18)
Other	8	40	(32)	(80)
Total	$568	$673	($105)	(16)

Billed Electric Energy Sales (GWh):
Residential	2,482	2,236	246	11
Commercial	1,816	1,723	93	5
Industrial	2,283	2,074	209	10
Governmental	67	67	—	—
Total retail	6,648	6,100	548	9
Sales for resale:
Associated companies	483	483	—	—
Non-associated companies	1,818	2,026	(208)	(10)
Total	8,949	8,609	340	4

	Nine Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$645	$597	$48	8
Commercial	334	375	(41)	(11)
Industrial	335	355	(20)	(6)
Governmental	13	15	(2)	(13)
Total billed retail	1,327	1,342	(15)	(1)
Sales for resale:
Associated companies	80	96	(16)	(17)
Non-associated companies	100	96	4	4
Other	107	110	(3)	(3)
Total	$1,614	$1,644	($30)	(2)

Billed Electric Energy Sales (GWh):
Residential	6,455	5,625	830	15
Commercial	4,577	4,410	167	4
Industrial	6,064	5,584	480	9
Governmental	181	180	1	1
Total retail	17,277	15,799	1,478	9
Sales for resale:
Associated companies	1,206	1,316	(110)	(8)
Non-associated companies	4,706	4,374	332	8
Total	23,189	21,489	1,700	8

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2018 Compared to Third Quarter 2017

Net income increased $32 million primarily due to a lower effective income tax rate and higher net revenue, after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes. The increase was partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income increased $109.1 million primarily due to higher net revenue, after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes, and a lower effective income tax rate. The increase was partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Net Revenue

Third Quarter 2018 Compared to Third Quarter 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2018 to the third quarter 2017:

Amount
(In Millions)
2017 net revenue	$717.4
Return of unprotected excess accumulated deferred income taxes to customers	(54.8)
Retail electric price	(12.6)
Volume/weather	14.7
Other	6.3
2018 net revenue	$671.0

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan, effective May 2018. There is no effect on net income as the reduction in net revenue was offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to regulatory charges of $18.3 million recorded in the third quarter 2018 to reflect the effects of a provision in the settlement reached in the formula rate plan extension proceeding to return the benefits of the lower federal income tax rate in 2018 to customers and a decrease in formula rate plan revenues implemented with the first billing cycle of September 2017. The decrease was partially offset by an increase

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

resulting from lower Grand Gulf purchased power expenses. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan extension proceeding.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017:

Amount
(In Millions)
2017 net revenue	$1,901.7
Return of unprotected excess accumulated deferred income taxes to customers	(86.3)
Retail electric price	(52.7)
Volume/weather	65.1
Other	13.4
2018 net revenue	$1,841.2

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan, effective May 2018. There is no effect on net income as the reduction in net revenue was offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to regulatory charges of $73.3 million recorded in 2018 to reflect the effects of a provision in the settlement reached in the formula rate plan extension proceeding to return the benefits of the lower federal income tax rate in 2018 to customers. Partially offsetting the decrease were increases resulting from lower Grand Gulf purchased power expenses and an energy efficiency rider, effective January 2018. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan extension proceeding.

The volume/weather variance is primarily due to an increase of 1,257 GWh, or 3%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales. The increase was partially offset by a decrease in industrial usage primarily due to a decrease in demand from existing customers.

Other Income Statement Variances

Third Quarter 2018 Compared to Third Quarter 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3.6 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed in the third quarter 2018 as compared to the same period in 2017;

•	an increase of $3.1 million in information technology expenses primarily due to higher software maintenance costs and higher contract costs;

•	a $1.7 million loss on disposal of assets in 2018 and a $1.4 million gain on disposal of assets in 2017; and

•	an increase of $2.5 million in energy efficiency costs.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by a decrease of $4.8 million in nuclear generation expenses primarily due to a lower scope of work performed in the third quarter 2018 as compared to the same period in 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2018, which included the Lake Charles Power Station and St. Charles Power Station projects. The increase was partially offset due to a change in decommissioning trust fund investment activity, including portfolio rebalancing of certain of the decommissioning trust funds in 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $21.8 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed in 2018 as compared to the same period in 2017;

•	an increase of $6.8 million in energy efficiency costs;

•	an increase of $6.8 million in transmission expenses primarily due to higher labor and contract costs to support industrial customers;

•	an increase of $6.4 million in information technology expenses primarily due to higher software maintenance costs and higher contract costs; and

•
an increase of $5.5 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals and a higher scope of work performed during plant outages in 2018 as compared to the same period in 2017.

The increase was partially offset by higher nuclear insurance refunds of $4.2 million in 2018.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2018, which included the Lake Charles Power Station and St. Charles Power Station projects. The increase was partially offset by a change in decommissioning trust fund investment activity, including portfolio rebalancing of certain of the decommissioning trust funds in 2017.

Income Taxes

The effective income tax rate was 1.3% for the third quarter 2018. The difference in the effective income tax rate for the third quarter 2018 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was (6.3%) for the nine months ended September 30, 2018. The difference in the effective income tax rate for the nine months ended September 30, 2018 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, an IRS audit settlement for the 2012-2013 tax returns, and book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes. See Notes 2 and 10 to the financial statements herein and

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for a discussion of the IRS audit settlement.

The effective income tax rate was 33.6% for the third quarter 2017. The difference in the effective income tax rate for the third quarter 2017 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

The effective income tax rate was 32.4% for the nine months ended September 30, 2017. The difference in the nine months ended September 30, 2017 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$35,907	$213,850

Cash flow provided by (used in):
Operating activities	943,300	927,176
Investing activities	(1,283,844)	(1,379,365)
Financing activities	518,222	293,862
Net increase (decrease) in cash and cash equivalents	177,678	(158,327)

Cash and cash equivalents at end of period	$213,585	$55,523

Operating Activities

Net cash flow provided by operating activities increased $16.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to:

•	a decrease of $78.7 million in spending on nuclear refueling outages; and

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements in the Form 10-K for discussion of the settlement and refund.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by:

•
a decrease of $114 million in income tax refunds in 2018 as compared to the same period in 2017. Entergy Louisiana received income tax refunds in 2017 in accordance with an intercompany income tax allocation agreement resulting from the utilization of Entergy Louisiana’s net operating losses; and

•
the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements herein for a discussion of the regulatory activity regarding the Tax Cuts and Jobs Act.

Investing Activities

Net cash flow used in investing activities decreased $95.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to:

•
a decrease of $152.5 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	money pool activity;

•	$33.3 million in funds held on deposit in 2017 for interest payments due October 1, 2017;

•	a decrease of $14.1 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects; and

•	a decrease of $8.9 million in information technology construction expenditures primarily due to higher spending in 2017 on various information technology projects and upgrades.

The decrease was partially offset by:

•
an increase of $89.9 million in fossil-fueled generation construction expenditures primarily due to higher spending on the Lake Charles Power Station project in 2018, partially offset by lower spending on the St. Charles Power Station project in 2018; and

•	an increase of $80 million in transmission construction expenditures primarily due to a higher scope of work performed in 2018 as compared to the same period in 2017.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $2.4 million for the nine months ended September 30, 2018 compared to increasing by $50.4 million for the nine months ended September 30, 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $224.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to:

•	the issuance of $750 million of 4.00% Series first mortgage bonds in March 2018. A portion of the proceeds was used to repay $375 million of 6.0% Series first mortgage bonds in May 2018;

•
the issuance of $600 million of 4.20% collateral trust mortgage bonds in August 2018. A portion of the proceeds was used to repay $300 million of 6.5% Series first mortgage bonds in September 2018; and

•	a decrease of $35.3 million in common equity distributions.

The increase was partially offset by:

•	the issuance of $450 million of 3.12% collateral trust mortgage bonds in May 2017. A portion of the proceeds was used to repay $45.3 million of Waterford Series collateral trust mortgage notes;

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•
net repayments of short-term borrowings of $43.5 million on the nuclear fuel company variable interest entities’ credit facilities in 2018 compared to net short-term borrowings of $36.8 million in 2017; and

•	net repayments of long-term borrowings of $37 million on the nuclear fuel company variable interest entities’ credit facilities in 2018 compared to net long-term borrowings of $115.1 million in 2017.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table.

	September 30, 2018	December 31, 2017
Debt to capital	54.0%	53.8%
Effect of excluding securitization bonds	(0.3%)	(0.3%)
Debt to capital, excluding securitization bonds (a)	53.7%	53.5%
Effect of subtracting cash	(0.8%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	52.9%	53.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana is developing its capital investment plan for 2019 through 2021 and currently anticipates making $4.1 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments, such as the Washington Parish Energy Center, discussed below, and the St. Charles Power Station and the Lake Charles Power Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; investments in River Bend and Waterford 3; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Louisiana’s receivables from the money pool were as follows:

September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
(In Thousands)
$13,617	$11,173	$72,899	$22,503

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in September 2023.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of September 30, 2018, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2018, a $22 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in September 2021.  As of September 30, 2018, $34.5 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of September 30, 2018, $30.5 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

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

Fuel and purchased power cost recovery

In July 2014 the LPSC authorized its staff to initiate an audit of the fuel adjustment clause filings by Entergy Gulf States Louisiana, whose business was combined with Entergy Louisiana in 2015.  The audit includes a review of the reasonableness of charges flowed through Entergy Gulf States Louisiana’s fuel adjustment clause for the period from 2010 through 2013.  Discovery commenced in July 2015.  No report of audit has been issued.

In May 2018 the LPSC staff provided notice of audits of Entergy Louisiana’s purchased gas adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2016 through 2017.  Discovery commenced in September 2018.  No report of audit has been issued.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Retail Rates - Electric

2016 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. Rates reflecting the adjustments included in the formula rate plan evaluation report were implemented with the first billing cycle of September 2017, subject to refund. In September 2017 the LPSC issued its report indicating that no changes to Entergy Louisiana’s original formula rate plan evaluation report were required but reserved for several issues, including Entergy Louisiana’s September 2017 update to its formula rate plan evaluation report.  In July 2018, Entergy Louisiana and the LPSC staff filed an unopposed joint report setting forth a correction to the annualization calculation, the effect of which was a net $3.5 million revenue requirement reduction, and indicating that there are no outstanding issues with the 2016 formula rate plan report, the supplemental report, or the interim updates.  In September 2018 the LPSC approved the unopposed joint report.

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

2017 Formula Rate Plan Filing

In June 2018, Entergy Louisiana filed its formula rate plan evaluation report for its 2017 calendar year operations. As stated above under “Formula Rate Plan Extension Request,” for the 2017 test year there will be a mid-point reset of formula rate plan revenues to a 9.95% earned return on common equity for the 2017 test year. As such, base rider formula rate plan revenue is to be adjusted prospectively to increase or decrease the earned return on equity fully to the approved cost of equity of 9.95%. The 2017 test year evaluation report produced an earned return on equity of 8.16%, due in large part to revenue-neutral realignments to other recovery mechanisms. Without these realignments, the evaluation report produces an earned return on equity of 9.88% and a resulting base rider formula rate plan revenue increase of $4.8 million. Excluding the Tax Act credits provided for by the tax reform adjustment mechanisms, total formula rate plan revenues will further increase by a total of $98 million as a result of the evaluation report due to

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

adjustments to the additional capacity and MISO cost recovery mechanisms of the formula rate plan, and implementation of the transmission recovery mechanism. In August 2018, Entergy Louisiana filed a supplemental formula rate plan evaluation report to reflect changes from the 2016 test year formula rate plan proceedings, a decrease to the transmission recovery mechanism to reflect lower actual capital additions, and a decrease to evaluation period expenses to reflect the terms of a new power sales agreement. Based on the August 2018 update, Entergy Louisiana would recognize a total decrease in formula rate plan revenue of approximately $17.6 million. Results of the updated 2017 evaluation report filing were implemented with the September 2018 billing month subject to refund and review by the LPSC staff and intervenors. In accordance with the terms of the formula rate plan, in September 2018 the LPSC staff and intervenors submitted their responses to Entergy Louisiana’s original formula rate plan evaluation report and supplemental compliance updates. The LPSC staff asserted objections/reservations regarding 1) Entergy Louisiana’s proposed rate adjustments associated with the return of excess accumulated deferred income taxes pursuant to the Tax Act and the treatment of accumulated deferred income taxes related to reductions of rate base; 2) Entergy Louisiana’s reservation regarding treatment of a regulatory asset related to certain special orders by the LPSC; and 3) test year expenses billed from Entergy Services to Entergy Louisiana. Intervenors also objected to Entergy Louisiana’s treatment of the regulatory asset related to certain special orders by the LPSC. A procedural schedule has not yet been established to resolve these issues.

Entergy Louisiana also included in its filing a presentation of an initial proposal to combine the legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana residential rates, which combination, if approved, would be accomplished on a revenue-neutral basis intended not to affect the rates of other customer classes.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,196,278	$1,280,475	$3,263,073	$3,216,677
Natural gas	10,334	10,019	45,671	38,034
TOTAL	1,206,612	1,290,494	3,308,744	3,254,711

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	318,987	301,584	700,296	635,684
Purchased power	218,063	273,325	736,449	795,825
Nuclear refueling outage expenses	12,969	13,616	38,739	38,565
Other operation and maintenance	239,230	229,664	724,604	683,754
Decommissioning	13,654	12,444	39,906	36,850
Taxes other than income taxes	44,594	45,059	143,021	135,418
Depreciation and amortization	124,030	117,923	366,950	349,660
Other regulatory charges (credits) - net	(1,433)	(1,795)	30,781	(78,503)
TOTAL	970,094	991,820	2,780,746	2,597,253

OPERATING INCOME	236,518	298,674	527,998	657,458

OTHER INCOME
Allowance for equity funds used during construction	20,423	13,393	57,292	34,492
Interest and investment income	53,009	42,662	143,137	124,411
Miscellaneous - net	(25,782)	(11,542)	(56,217)	(29,573)
TOTAL	47,650	44,513	144,212	129,330

INTEREST EXPENSE
Interest expense	73,084	69,518	216,762	205,316
Allowance for borrowed funds used during construction	(10,168)	(6,713)	(28,382)	(17,428)
TOTAL	62,916	62,805	188,380	187,888

INCOME BEFORE INCOME TAXES	221,252	280,382	483,830	598,900

Income taxes	2,944	94,098	(30,430)	193,759

NET INCOME	$218,308	$186,284	$514,260	$405,141

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)

Net Income	$218,308	$186,284	$514,260	$405,141
Other comprehensive loss
Pension and other postretirement liabilities (net of tax benefit of $177, $232, $530, and $756)	(500)	(370)	(1,502)	(1,050)
Other comprehensive loss	(500)	(370)	(1,502)	(1,050)
Comprehensive Income	$217,808	$185,914	$512,758	$404,091

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$514,260	$405,141
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	490,638	458,963
Deferred income taxes, investment tax credits, and non-current taxes accrued	167,603	303,397
Changes in working capital:
Receivables	(61,281)	(92,610)
Fuel inventory	6,120	7,643
Accounts payable	(20,481)	31,865
Prepaid taxes and taxes accrued	(22,893)	97,138
Interest accrued	2,382	9,149
Deferred fuel costs	(25,781)	(37,753)
Other working capital accounts	(5,086)	(49,266)
Changes in provisions for estimated losses	7,800	(6,331)
Changes in other regulatory assets	49,245	60,014
Changes in other regulatory liabilities	(29,943)	(72,060)
Changes in pension and other postretirement liabilities	(59,305)	(70,489)
Other	(69,978)	(117,625)
Net cash flow provided by operating activities	943,300	927,176

INVESTING ACTIVITIES
Construction expenditures	(1,322,633)	(1,177,121)
Allowance for equity funds used during construction	57,292	34,492
Nuclear fuel purchases	(32,362)	(159,637)
Proceeds from the sale of nuclear fuel	54,088	28,884
Receipts from storm reserve escrow account	—	8,836
Payments to storm reserve escrow account	(3,297)	(1,422)
Changes to securitization account	(8,056)	(6,538)
Proceeds from nuclear decommissioning trust fund sales	943,306	176,056
Investment in nuclear decommissioning trust funds	(973,218)	(204,500)
Changes in money pool receivable - net	(2,444)	(50,396)
Insurance proceeds	3,480	5,305
Changes in other investments - net	—	(33,324)
Net cash flow used in investing activities	(1,283,844)	(1,379,365)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,950,482	646,850
Retirement of long-term debt	(1,338,227)	(296,359)
Changes in short-term borrowings - net	(43,540)	36,762
Distributions paid:
Common equity	(56,000)	(91,250)
Other	5,507	(2,141)
Net cash flow provided by financing activities	518,222	293,862

Net increase (decrease) in cash and cash equivalents	177,678	(158,327)
Cash and cash equivalents at beginning of period	35,907	213,850
Cash and cash equivalents at end of period	$213,585	$55,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$208,028	$189,896
Income taxes	($2,973)	($116,937)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$363	$5,836
Temporary cash investments	213,222	30,071
Total cash and cash equivalents	213,585	35,907
Accounts receivable:
Customer	296,121	254,308
Allowance for doubtful accounts	(9,634)	(8,430)
Associated companies	137,252	143,524
Other	65,677	60,893
Accrued unbilled revenues	177,722	153,118
Total accounts receivable	667,138	603,413
Fuel inventory	33,608	39,728
Materials and supplies - at average cost	326,192	299,881
Deferred nuclear refueling outage costs	29,313	65,711
Prepaid taxes	4,736	—
Prepayments and other	47,105	34,035
TOTAL	1,321,677	1,078,675

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,395,216	1,312,073
Storm reserve escrow account	288,056	284,759
Non-utility property - at cost (less accumulated depreciation)	285,099	245,255
Other	14,773	18,999
TOTAL	3,373,731	3,251,673

UTILITY PLANT
Electric	20,204,568	19,678,536
Natural gas	208,480	191,899
Construction work in progress	1,737,898	1,281,452
Nuclear fuel	219,139	337,402
TOTAL UTILITY PLANT	22,370,085	21,489,289
Less - accumulated depreciation and amortization	8,787,797	8,703,047
UTILITY PLANT - NET	13,582,288	12,786,242

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $54,910 as of September 30, 2018 and $71,367 as of December 31, 2017)	1,096,597	1,145,842
Deferred fuel costs	168,122	168,122
Other	27,124	18,310
TOTAL	1,291,843	1,332,274

TOTAL ASSETS	$19,569,539	$18,448,864

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$3	$675,002
Short-term borrowings	—	43,540
Accounts payable:
Associated companies	83,469	126,685
Other	337,473	404,374
Customer deposits	155,263	150,623
Taxes accrued	—	18,157
Interest accrued	77,910	75,528
Deferred fuel costs	45,666	71,447
Current portion of unprotected excess accumulated deferred income taxes	157,173	—
Other	60,072	79,037
TOTAL	917,029	1,644,393

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,244,767	2,050,371
Accumulated deferred investment tax credits	118,217	121,870
Regulatory liability for income taxes - net	470,300	725,368
Other regulatory liabilities	829,011	761,059
Decommissioning	1,272,795	1,140,461
Accumulated provisions	310,248	302,448
Pension and other postretirement liabilities	688,498	748,384
Long-term debt (includes securitization bonds of $67,634 as of September 30, 2018 and $77,736 as of December 31, 2017)	6,761,120	5,469,069
Other	195,776	176,637
TOTAL	12,890,732	11,495,667

Commitments and Contingencies

EQUITY
Member's equity	5,819,729	5,355,204
Accumulated other comprehensive loss	(57,951)	(46,400)
TOTAL	5,761,778	5,308,804

TOTAL LIABILITIES AND EQUITY	$19,569,539	$18,448,864

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2016	$5,130,251	($48,442)	$5,081,809

Net income	405,141	—	405,141
Other comprehensive loss	—	(1,050)	(1,050)
Distributions declared on common equity	(91,250)	—	(91,250)
Other	(62)	—	(62)

Balance at September 30, 2017	$5,444,080	($49,492)	$5,394,588

Balance at December 31, 2017	$5,355,204	($46,400)	$5,308,804

Net income	514,260	—	514,260
Other comprehensive loss	—	(1,502)	(1,502)
Distributions declared on common equity	(56,000)	—	(56,000)
Reclassification pursuant to ASU 2018-02	6,262	(10,049)	(3,787)
Other	3	—	3

Balance at September 30, 2018	$5,819,729	($57,951)	$5,761,778

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$409	$411	($2)	—
Commercial	273	285	(12)	(4)
Industrial	394	428	(34)	(8)
Governmental	17	19	(2)	(11)
Total billed retail	1,093	1,143	(50)	(4)
Sales for resale:
Associated companies	58	69	(11)	(16)
Non-associated companies	14	23	(9)	(39)
Other	31	45	(14)	(31)
Total	$1,196	$1,280	($84)	(7)

Billed Electric Energy Sales (GWh):
Residential	4,658	4,301	357	8
Commercial	3,382	3,228	154	5
Industrial	7,619	7,627	(8)	—
Governmental	216	208	8	4
Total retail	15,875	15,364	511	3
Sales for resale:
Associated companies	1,545	1,164	381	33
Non-associated companies	369	616	(247)	(40)
Total	17,789	17,144	645	4

	Nine Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$972	$911	$61	7
Commercial	720	716	4	1
Industrial	1,115	1,147	(32)	(3)
Governmental	51	51	—	—
Total billed retail	2,858	2,825	33	1
Sales for resale:
Associated companies	229	204	25	12
Non-associated companies	44	53	(9)	(17)
Other	132	135	(3)	(2)
Total	$3,263	$3,217	$46	1

Billed Electric Energy Sales (GWh):
Residential	11,221	10,154	1,067	11
Commercial	8,781	8,497	284	3
Industrial	22,160	22,272	(112)	(1)
Governmental	613	595	18	3
Total retail	42,775	41,518	1,257	3
Sales for resale:
Associated companies	4,099	3,399	700	21
Non-associated companies	1,237	1,280	(43)	(3)
Total	48,111	46,197	1,914	4

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2018 Compared to Third Quarter 2017

Net income increased $4.2 million primarily due to a lower effective income tax rate, partially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income increased $19.8 million primarily due to a lower effective income tax rate and higher net revenue, each after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers, discussed below. The increase is partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Net Revenue

Third Quarter 2018 Compared to Third Quarter 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the third quarter 2018 to the third quarter 2017:

Amount
(In Millions)
2017 net revenue	$201.3
Return of unprotected excess accumulated deferred income taxes to customers	(25.8)
Volume/weather	3.5
Other	(0.1)
2018 net revenue	$178.9

The return of unprotected excess accumulated deferred income taxes to customers is due to the return of unprotected excess accumulated deferred income taxes through customer bill credits over a three-month period from July 2018 through September 2018 per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Cuts and Jobs Act. There is no effect on net income as the reduction in net revenue is offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to an increase of 257 GWh, or 7%, in billed electricity usage, including the effect of more favorable weather on residential sales.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017:

Amount
(In Millions)
2017 net revenue	$529.6
Return of unprotected excess accumulated deferred income taxes to customers	(153.0)
Retail electric price	8.6
Volume/weather	19.5
Other	1.6
2018 net revenue	$406.3

The return of unprotected excess accumulated deferred income taxes to customers is due to a regulatory charge recorded in June 2018 that resulted in a $127.2 million reduction in net utility plant and the return of unprotected excess accumulated deferred income taxes through customer bill credits over a three-month period from July 2018 through September 2018, each per an agreement approved by the MPSC in June 2018, resulting from the stipulation related to the effects of the Tax Cuts and Jobs Act. There is no effect on net income as the reductions in net revenue are offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to higher storm damage rider revenues. Entergy Mississippi resumed billing the storm damage rider effective with the September 2017 billing cycle and ceased billing the storm damage rider effective with the August 2018 billing cycle.  See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the storm damage rider.

The volume/weather variance is primarily due to an increase of 645 GWh, or 7%, in billed electricity usage, including the effect of more favorable weather on residential sales.

Other Income Statement Variances

Third Quarter 2018 Compared to Third Quarter 2017

Other operation and maintenance expenses increased primarily due to:

•
a $5.8 million loss on the sale of fuel oil inventory per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Act. There is no effect on net income as the loss on the sale of fuel oil inventory is offset by a reduction in income tax expense;

•	an increase of $3.2 million in fossil-fueled generation expenses primarily due to higher long-term service agreement costs; and

•	an increase of $1.6 million in customer service costs primarily due to higher contract costs and write-offs of customer accounts.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes and an increase in local franchise taxes. Ad valorem taxes increased primarily due to higher assessments. Local franchise taxes increased primarily due to higher revenues in the third quarter 2018 as compared to the third quarter 2017.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $10.2 million in storm damage provisions. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of storm cost recovery;

•
a $5.8 million loss on the sale of fuel oil inventory per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Act. There is no effect on net income as the loss on the sale of fuel oil inventory is offset by a reduction in income tax expense;

•	an increase of $2.6 million in vegetation maintenance costs; and

•	an increase of $2.5 million in customer service costs primarily due to higher contract costs and write-offs of customer accounts.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes and an increase in local franchise taxes. Ad valorem taxes increased primarily due to higher assessments. Local franchise taxes increased primarily due to higher revenues in 2018 as compared to the same period in 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $150 million of 3.25% Series first mortgage bonds in November 2017.

Income Taxes

The effective income tax rate was (46.7%) for the third quarter 2018. The difference in the effective income tax rate for the third quarter 2018 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was 1,039.9% for the nine months ended September 30, 2018. The difference in the effective income tax rate for the nine months ended September 30, 2018 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, state income taxes, and book and tax differences related to the allowance for equity funds used during construction. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rates were 37.8% for the third quarter 2017 and 38.4% for the nine months ended September 30, 2017. The differences in the effective income tax rates for the third quarter 2017 and the nine months ended September 30, 2017 versus the federal statutory rate of 35% were primarily due to state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

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

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,096	$76,834

Cash flow provided by (used in):
Operating activities	218,024	129,314
Investing activities	(268,165)	(300,966)
Financing activities	44,090	94,867
Net decrease in cash and cash equivalents	(6,051)	(76,785)

Cash and cash equivalents at end of period	$45	$49

Operating Activities

Net cash flow provided by operating activities increased $88.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to:

•	the timing of recovery of fuel and purchased power costs;

•	$26.2 million in proceeds from the sale of fuel oil inventory in 2018;

•	the effect of favorable weather on billed sales;

•	the timing of collection of storm damage rider revenues. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the storm damage rider; and

•	a decrease of $7.9 million in storm spending in 2018.

The increase was partially offset by:

•	the return of unprotected excess accumulated deferred income taxes to customers;

•
income tax refunds of $15.1 million in 2017. Entergy Mississippi received state income tax refunds of $15.1 million in 2017 in accordance with an intercompany income tax allocation agreement resulting from the carryback of net operating losses; and

•	an increase of $6.2 million in interest paid in 2018 resulting from an increase in interest expense.

Investing Activities

Net cash flow used in investing activities decreased $32.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a decrease of $48.8 million in transmission construction expenditures primarily due to a lower scope of work performed in 2018 as compared to the same period in 2017 and a decrease of $13.3 million in storm spending in 2018. The decrease was partially offset by:

•	money pool activity;

•	an increase of $7.5 million in information technology construction expenditures primarily due to increased spending on various technology projects; and

•	an increase of $7.3 million related to facility site improvements.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $1.6 million for the nine months ended September 30,

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

2018 compared to decreasing by $10.6 million for the nine months ended September 30, 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $50.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to money pool activity. The decrease was partially offset by a decrease of $10.5 million in common stock dividends paid in 2018 resulting from Entergy Mississippi’s routine evaluation of its ability to pay dividends based on historical and planned capital investments and an increase in advances received from customers for transmission projects.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi’s payable to the money pool increased by $33.8 million for the nine months ended September 30, 2018 compared to increasing by $106.2 million for the nine months ended September 30, 2017.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Mississippi is primarily due to an increase in retained earnings.

	September 30, 2018	December 31, 2017
Debt to capital	49.3%	51.5%
Effect of subtracting cash	—%	(0.2%)
Net debt to net capital	49.3%	51.3%

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

Entergy Mississippi is developing its capital investment plan for 2019 through 2021 and currently anticipates making $1.7 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as the Choctaw Generating Station, discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
(In Thousands)
($33,816)	$1,633	($106,180)	$10,595

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

In May 2018, Entergy Mississippi renewed three of its four separate credit facilities through May 2019, decreasing the aggregate amount available for borrowing under the credit facilities to $82.5 million. No borrowings were outstanding under the credit facilities as of September 30, 2018.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2018, $11.2 million letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Choctaw Generating Station

           In August 2018, Entergy Mississippi announced that it signed an asset purchase agreement to acquire from a subsidiary of GenOn Energy Inc. the Choctaw Generating Station, an 810 MW natural gas fired combined-cycle turbine plant located near French Camp, Mississippi.  The purchase price is expected to be approximately $314 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $401 million.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and the FERC, as well as clearance under the Hart-Scott-Rodino Antitrust Improvements Act.  In October 2018, Entergy Mississippi filed an application with the MPSC seeking approval of the acquisition and cost recovery. In a separate filing in October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions approved by the MPSC. Closing is expected to occur by the end of 2019.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Mississippi Attorney General Complaint

As discussed in the Form 10-K the Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution. The defendants have denied the allegations. In June 2017 the District Court issued a case management order setting a trial date in November 2018. Discovery ended in May 2018. In June 2018, Entergy filed motions for summary judgment, which are currently pending before the District Court. In July 2018 the Attorney General filed briefs opposing the summary judgment.

In September 2018 the District Court held oral arguments on the Entergy companies’ motion to strike the Attorney General’s jury demand. At the hearing, the Attorney General withdrew his opposition to the Entergy

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

companies’ motion to strike the Attorney General’s jury demand. Pre-trial and settlement conferences were held in October 2018. In October 2018 the District Court rescheduled the trial to April 2019.

Formula Rate Plan

In March 2018, Entergy Mississippi submitted its formula rate plan 2018 test year filing and 2017 look-back filing showing Entergy Mississippi’s earned return for the historical 2017 calendar year and projected earned return for the 2018 calendar year, in large part as a result of the lower federal corporate income tax rate effective in 2018, to be within the formula rate plan bandwidth, resulting in no change in rates. In June 2018, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a stipulation that confirmed that Entergy Mississippi’s earned returns for both the 2017 look-back filing and 2018 test year were within the respective formula rate plan bandwidths. In June 2018 the MPSC approved the stipulation, which resulted in no change in rates. See Note 2 to the financial statements herein and in the Form 10-K for further discussion regarding the proposed treatment of the effects of the lower federal corporate income tax rate.

Entergy Mississippi’s formula rate plan includes a look-back evaluation report filing in March 2019 that will compare actual 2018 results to the performance-adjusted allowed return on rate base.  To the extent that Entergy Mississippi expects this look-back evaluation report to show the 2018 earned return on rate base exceeded the formula rate plan performance-adjusted bandwidth, Entergy Mississippi will record a regulatory provision in the fourth quarter 2018.

In October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions approved by the MPSC.

Internal Restructuring

In March 2018, Entergy Mississippi filed an application with the MPSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Mississippi to a new entity, which would ultimately be held by an existing Entergy subsidiary holding company. Entergy Mississippi proposed in its application to credit retail customers $27 million over six years, beginning in 2019, if the restructuring closed on or before December 1, 2018. In September 2018, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed a joint stipulation regarding the restructuring filing. In September 2018 the MPSC issued an order accepting the stipulation in its entirety and approving the restructuring and credits to retail customers of $27 million over six years, consisting of annual payments of $4.5 million for the years 2019-2024. Entergy Mississippi has also received the required FERC and NRC approvals. Entergy Mississippi expects the restructuring will be consummated on or before December 1, 2018.

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

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

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

Storm Cost Recovery Filings with Retail Regulators

As discussed in the Form 10-K, Entergy Mississippi has approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeds $15 million, the collection of the storm damage provision ceases until such time that the accumulated storm damage provision becomes less than $10 million. As of June 30, 2018, Entergy Mississippi’s storm damage provision balance exceeded $15 million. Accordingly the storm damage provision was reset to zero beginning with August 2018 bills.

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$367,734	$349,197	$1,037,166	$898,852

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	78,533	61,681	207,724	146,869
Purchased power	104,787	90,086	289,397	236,409
Other operation and maintenance	69,936	56,713	193,979	170,337
Taxes other than income taxes	26,024	23,568	75,212	71,518
Depreciation and amortization	37,752	36,176	114,293	106,935
Other regulatory charges (credits) - net	5,487	(3,840)	133,715	(13,983)
TOTAL	322,519	264,384	1,014,320	718,085

OPERATING INCOME	45,215	84,813	22,846	180,767

OTHER INCOME
Allowance for equity funds used during construction	2,251	2,566	6,351	6,741
Interest and investment income	1	—	26	33
Miscellaneous - net	116	(832)	(1,866)	(2,894)
TOTAL	2,368	1,734	4,511	3,880

INTEREST EXPENSE
Interest expense	13,950	12,713	41,916	37,953
Allowance for borrowed funds used during construction	(944)	(1,048)	(2,662)	(2,681)
TOTAL	13,006	11,665	39,254	35,272

INCOME (LOSS) BEFORE INCOME TAXES	34,577	74,882	(11,897)	149,375

Income taxes	(16,156)	28,337	(123,715)	57,369

NET INCOME	50,733	46,545	111,818	92,006

Preferred dividend requirements and other	238	238	715	715

EARNINGS APPLICABLE TO COMMON STOCK	$50,495	$46,307	$111,103	$91,291

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$111,818	$92,006
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	114,293	106,935
Deferred income taxes, investment tax credits, and non-current taxes accrued	40,537	65,204
Changes in assets and liabilities:
Receivables	(49,456)	(31,085)
Fuel inventory	33,705	8,059
Accounts payable	(9,845)	(2,644)
Taxes accrued	(24,280)	(5,815)
Interest accrued	(4,767)	(2,366)
Deferred fuel costs	9,826	(27,344)
Other working capital accounts	(8,348)	(279)
Provisions for estimated losses	7,894	(10,274)
Other regulatory assets	26,060	(33,323)
Other regulatory liabilities	(139,063)	(5,118)
Pension and other postretirement liabilities	(15,987)	(18,863)
Other assets and liabilities	125,637	(5,779)
Net cash flow provided by operating activities	218,024	129,314

INVESTING ACTIVITIES
Construction expenditures	(275,189)	(313,910)
Allowance for equity funds used during construction	6,351	6,741
Changes in money pool receivable - net	1,633	10,595
Change in other investments	—	(3,185)
Other	(960)	(1,207)
Net cash flow used in investing activities	(268,165)	(300,966)

FINANCING ACTIVITIES
Changes in money pool payable - net	33,816	106,180
Dividends paid:
Common stock	—	(10,500)
Preferred stock	(715)	(715)
Other	10,989	(98)
Net cash flow provided by financing activities	44,090	94,867

Net decrease in cash and cash equivalents	(6,051)	(76,785)
Cash and cash equivalents at beginning of period	6,096	76,834
Cash and cash equivalents at end of period	$45	$49

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$44,781	$38,549
Income taxes	$—	($15,087)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$38	$1,607
Temporary cash investments	7	4,489
Total cash and cash equivalents	45	6,096
Accounts receivable:
Customer	102,986	72,039
Allowance for doubtful accounts	(830)	(574)
Associated companies	54,578	45,081
Other	16,294	9,738
Accrued unbilled revenues	55,335	54,256
Total accounts receivable	228,363	180,540
Deferred fuel costs	22,618	32,444
Fuel inventory - at average cost	11,901	45,606
Materials and supplies - at average cost	46,041	42,571
Prepayments and other	10,674	7,041
TOTAL	319,642	314,298

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,580	4,592
Storm reserve escrow account	32,284	31,969
TOTAL	36,864	36,561

UTILITY PLANT
Electric	4,624,415	4,660,297
Property under capital lease	—	125
Construction work in progress	181,766	149,367
TOTAL UTILITY PLANT	4,806,181	4,809,789
Less - accumulated depreciation and amortization	1,652,552	1,681,306
UTILITY PLANT - NET	3,153,629	3,128,483

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	371,849	397,909
Other	4,859	2,124
TOTAL	376,708	400,033

TOTAL ASSETS	$3,886,843	$3,879,375

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$150,000	$—
Accounts payable:
Associated companies	67,933	55,689
Other	80,909	77,326
Customer deposits	84,260	83,654
Taxes accrued	58,563	82,843
Interest accrued	18,134	22,901
Current portion of unprotected excess accumulated deferred income taxes	9,262	—
Other	10,169	12,785
TOTAL	479,230	335,198

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	533,861	488,806
Accumulated deferred investment tax credits	8,747	8,867
Regulatory liability for income taxes - net	239,118	411,011
Asset retirement cost liabilities	9,977	9,219
Accumulated provisions	52,658	44,764
Pension and other postretirement liabilities	85,509	101,498
Long-term debt	1,120,830	1,270,122
Other	47,559	11,639
TOTAL	2,098,259	2,345,926

Commitments and Contingencies

Preferred stock without sinking fund	20,381	20,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2018 and 2017	199,326	199,326
Capital stock expense and other	167	167
Retained earnings	1,089,480	978,377
TOTAL	1,288,973	1,177,870

TOTAL LIABILITIES AND EQUITY	$3,886,843	$3,879,375

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$199,326	$167	$895,298	$1,094,791

Net income	—	—	92,006	92,006
Common stock dividends	—	—	(10,500)	(10,500)
Preferred stock dividends	—	—	(715)	(715)

Balance at September 30, 2017	$199,326	$167	$976,089	$1,175,582

Balance at December 31, 2017	$199,326	$167	$978,377	$1,177,870

Net income	—	—	111,818	111,818
Preferred stock dividends	—	—	(715)	(715)

Balance at September 30, 2018	$199,326	$167	$1,089,480	$1,288,973

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$170	$158	$12	8
Commercial	127	121	6	5
Industrial	44	41	3	7
Governmental	12	11	1	9
Total billed retail	353	331	22	7
Sales for resale:
Non-associated companies	8	4	4	100
Other	7	14	(7)	(50)
Total	$368	$349	$19	5

Billed Electric Energy Sales (GWh):
Residential	1,899	1,747	152	9
Commercial	1,475	1,407	68	5
Industrial	692	665	27	4
Governmental	128	118	10	8
Total retail	4,194	3,937	257	7
Sales for resale:
Non-associated companies	303	251	52	21
Total	4,497	4,188	309	7

	Nine Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$451	$380	$71	19
Commercial	355	314	41	13
Industrial	133	115	18	16
Governmental	34	30	4	13
Total billed retail	973	839	134	16
Sales for resale:
Non-associated companies	21	16	5	31
Other	43	44	(1)	(2)
Total	$1,037	$899	$138	15

Billed Electric Energy Sales (GWh):
Residential	4,547	4,072	475	12
Commercial	3,722	3,611	111	3
Industrial	1,916	1,869	47	3
Governmental	329	317	12	4
Total retail	10,514	9,869	645	7
Sales for resale:
Non-associated companies	903	744	159	21
Total	11,417	10,613	804	8

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2018 Compared to Third Quarter 2017

Net income increased $2.9 million primarily due to a lower effective income tax rate and higher net revenue, after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes, partially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income increased $6.2 million primarily due to a lower effective income tax rate and higher net revenue, partially offset by higher other operation and maintenance expenses.

Net Revenue

Third Quarter 2018 Compared to Third Quarter 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2018 to the third quarter 2017:

Amount
(In Millions)
2017 net revenue	$88.3
Return of unprotected excess accumulated deferred income taxes to customers	(9.0)
Volume/weather	1.0
Retail electric price	2.3
Other	(0.9)
2018 net revenue	$81.7

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through the fuel adjustment clause beginning in July 2018. There is no effect on net income as the reduction in net revenue is offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to an increase of 111 GWh, or 7%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and a 1% increase in the average number of electric customers.

The retail electric price variance is primarily due to an increase in the purchased power and capacity acquisition cost recovery rider primarily due to higher credits to customers in 2017 as part of the Entergy New Orleans internal restructuring agreement in principle, partially offset by a decrease in the revenue requirement related to Power Block

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

1 of the Union Power Station. See Note 2 to the financial statements in the Form 10-K for further discussion of the credits associated with Entergy New Orleans’s internal restructuring.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2018 to nine months ended September 30, 2017:

Amount
(In Millions)
2017 net revenue	$237.8
Volume/weather	9.3
Net gas revenue	2.4
Retail electric price	(2.5)
Return of unprotected excess accumulated deferred income taxes to customers	(9.0)
Other	2.0
2018 net revenue	$240.0

The volume/weather variance is primarily due to an increase of 250 GWh, or 6%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and a 1% increase in the average number of electric customers.

The net gas revenue variance is primarily due to the effect of more favorable weather on residential and commercial sales.

The retail electric price variance is primarily due to regulatory charges of $4.1 million recorded in 2018 as a result of an agreement with the City Council to return the benefits of the lower federal income tax rate in 2018 to customers. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory proceedings.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through the fuel adjustment clause beginning in July 2018. There is no effect on net income as the reduction in net revenue is offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other Income Statement Variances

Third Quarter 2018 Compared to Third Quarter 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $1.8 million in energy efficiency costs;

•	an increase of $0.9 million in information technology costs primarily due to higher software maintenance costs and higher contract costs; and

•	an increase of $0.8 million in customer service costs primarily due to higher contract costs and write-offs of customer accounts.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3.3 million in energy efficiency costs;

•	an increase of $3 million in distribution expenses primarily due to higher contract labor costs, including an increase resulting from the timing of storm hardening work as compared to the prior year;

•	an increase of $1.6 million in customer service costs primarily due to higher contract costs and write-offs of customer accounts;

•	an increase of $1.2 million in information technology costs primarily due to higher software maintenance costs and higher contract costs; and

•	an increase of $1.1 million in loss provisions.

Income Taxes

The effective income tax rates were (20.0%) for the third quarter 2018 and 7.2% for the nine months ended September 30, 2018. The differences in the effective income tax rates for the third quarter 2018 and the nine months ended September 30, 2018 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and flow-through tax accounting, partially offset by state income taxes. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$32,741	$103,068

Cash flow provided by (used in):
Operating activities	100,327	84,240
Investing activities	(133,233)	(116,704)
Financing activities	33,085	(41,722)
Net increase (decrease) in cash and cash equivalents	179	(74,186)

Cash and cash equivalents at end of period	$32,920	$28,882

Operating Activities

Net cash flow provided by operating activities increased $16.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the timing of payments to vendors, partially offset by the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Investing Activities

Net cash flow used in investing activities increased $16.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to:

•	an increase of $54.4 million in fossil-fueled generation construction expenditures primarily due to higher spending on the New Orleans Power Station project in 2018; and

•
an increase of $14.2 million in distribution construction expenditures primarily due to a higher scope of work performed in 2018 as compared to the same period in 2017, including investment in the reliability and infrastructure of Entergy New Orleans’s distribution system.

The increase was partially offset by money pool activity and a $10.6 million decrease in storm spending in 2018.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $10.6 million for the nine months ended September 30, 2018 compared to increasing $32.1 million for the nine months ended September 30, 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities provided $33.1 million of cash for the nine months ended September 30, 2018 compared to using $41.7 million of cash for the nine months ended September 30, 2017 primarily due to the issuance of $60 million of 4.51% Series first mortgage bonds in September 2018 and a decrease of $12.4 million in common equity distributions in 2018 as compared to 2017. Common equity distributions were lower in 2018 primarily as a result of the construction of the New Orleans Power Station, as discussed below, and in anticipation of the excess accumulated deferred income taxes to be returned to customers as a result of the enactment of the Tax

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Cuts and Jobs Act in December 2017. See Note 2 to the financial statements herein and in the Form 10-K for discussion of regulatory proceedings related to the enactment of the Tax Cuts and Jobs Act.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long-term debt in 2018.

	September 30, 2018	December 31, 2017
Debt to capital	52.6%	51.3%
Effect of excluding securitization bonds	(3.8%)	(4.7%)
Debt to capital, excluding securitization bonds (a)	48.8%	46.6%
Effect of subtracting cash	(2.0%)	(2.4%)
Net debt to net capital, excluding securitization bonds (a)	46.8%	44.2%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

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

Entergy New Orleans is developing its capital investment plan for 2019 through 2021 and currently anticipates making $600 million in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as the New Orleans Power Station, discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; system improvements; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy New Orleans’s receivables from the money pool were as follows:

September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
(In Thousands)
$2,116	$12,723	$46,282	$14,215

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2018. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of September 30, 2018, there were no cash borrowings and a $0.8 million letter of credit was outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2018, a $2.1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Gas Infrastructure Rebuild Plan

As discussed in the Form 10-K, in September 2016, Entergy New Orleans submitted to the City Council a request for authorization for Entergy New Orleans to proceed with annual incremental capital funding of $12.5 million for its gas infrastructure rebuild plan and proposed that recovery of the investment be determined in connection with its next base rate case. The City Council authorized Entergy New Orleans to proceed with its replacement plans and established a schedule for proceedings in advance of the rate case intended to provide an opportunity for evaluation of the gas infrastructure plan that would best serve the public interest and the effect on customers of the approval of any such plan. In the course of that proceeding, the City Council’s advisors submitted pre-filed testimony recommending that Entergy New Orleans be allowed to continue with its conditioned-based approach to gas pipeline replacement to replace approximately 238 miles of low pressure pipe at a rate of approximately 25 miles per year. The City Council’s advisors also recommended that Entergy New Orleans be required to adhere to certain reporting requirements and recognized the need to address the sustained level of investment in gas infrastructure on customer bills. In September 2017, Entergy New Orleans filed rebuttal testimony suggesting that its recovery of future investment and customer effects would be addressed in the rate case that Entergy New Orleans was required to file in July 2018. The procedural schedule was suspended in order to allow for resolution of the proceeding.

New Orleans Power Station

As discussed in the Form 10-K, in June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. In March 2018 the City Council adopted a resolution approving construction of the 128 MW unit. The targeted commercial operation date is Spring 2020, subject to receipt of all necessary permits by the end of November 2018. In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law. In May 2018 the City Council announced that it would initiate an investigation into allegations that Entergy New Orleans, Entergy, or some other entity paid or participated in paying certain attendees and speakers in support of the New Orleans Power Station to attend or speak at certain meetings organized by the City Council. In June 2018, Entergy New Orleans produced documents in response to a City Council resolution relating to this investigation. The City Council issued a request for qualifications for an investigator and in June 2018 selected two investigators. In October 2018 the investigators for the City Council released their report, concluding that individuals were paid to attend and/or speak in support of the New Orleans Power Station and that Entergy New Orleans “knew or should have known that such conduct occurred or reasonably might occur.”  The City Council held a special meeting on October 31, 2018 to allow the investigators to present the report and for the City Council to consider next steps.  At that meeting, the City Council issued a resolution requiring Entergy New Orleans to show cause why it should not be fined $5 million as a result of the findings in the report. A response to the resolution is due within 30 days from issuance of the certified resolution. Entergy New Orleans disagrees with certain characterizations and omissions of fact in the report and submitted its response to the City Council.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Renewables

In July 2018, Entergy New Orleans filed an application with the City Council requesting approval of three utility-scale solar projects totaling 90 MW.  If approved, the resource additions will allow Entergy New Orleans to make significant progress towards meeting its voluntary commitment to the City Council to add up to 100 MW of renewable energy resources.  The three projects include constructing a self-build solar plant in Orleans Parish with an output of 20 MW, acquiring a 50 MW solar facility in Washington Parish through a build-own-transfer acquisition, and procuring 20 MW of solar power from a project to be built in St. James Parish through a power purchase agreement. In August 2018 the City Council approved a procedural schedule opening discovery that is designed to encourage settlement by December 2018.

Advanced Metering Infrastructure (AMI) Filings

As discussed in the Form 10-K, in February 2018 the City Council approved Entergy New Orleans’s application seeking a finding that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Deployment of the information technology infrastructure began in 2017 and deployment of the communications network is expected to begin in fourth quarter 2018. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to explore the options for accelerating the deployment of AMI. In June 2018 the City Council approved a one year acceleration of AMI in its service area for an incremental $4.4 million, bringing the total capital spending related to AMI for Entergy New Orleans to $79.4 million.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

Energy Smart Programs

As discussed in the Form 10-K, in September 2017, Entergy New Orleans filed a supplemental plan and proposed several options for an interim cost recovery mechanism necessary to recover program costs during the period between when existing funds directed to Energy Smart programs were depleted and when new rates from the then-anticipated 2018 combined rate case (subsequently filed in July 2018), which will include a cost recovery mechanism for Energy Smart funding, take effect (estimated to be August 2019). In December 2017 the City Council approved an energy efficiency cost recovery rider as an interim funding mechanism for Energy Smart, subject to verification that no additional funding sources exist. In June 2018 the City Council also approved a resolution recommending that Entergy New Orleans allocate approximately $13.5 million of benefits resulting from the Tax Act to Energy Smart. Entergy New Orleans is seeking approval of a permanent and stable source of funding for Energy Smart as part of its base rate case filed in July 2018 and revised in September 2018.

Base Rate Case

In July 2018, Entergy New Orleans filed its 2018 base rate case with the City Council, but withdrew it in August 2018. In September 2018, Entergy New Orleans filed a revised electric and gas base rate case with the City Council. The revised filing requests a 10.5% return on equity for electric operations with opportunity to earn a 10.75% return on equity through a performance adder provision of the electric formula rate plan, and requests a 10.75% return on equity for gas operations. The proposed electric rates in the revised filing reflect a net reduction of $20.3 million. The reduction in electric rates includes a base rate increase of $135.2 million, of which $131.5 million is associated with moving costs currently collected through fuel and riders into base rates, plus a request for an advanced metering

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

surcharge to recover $7.1 million associated with advanced metering infrastructure, offset by a net decrease of $31.1 million related to projected fuel and energy efficiency riders. The filing also includes a proposed gas rate decrease of $142 thousand. Entergy New Orleans’s rates reflect the inclusion of federal income tax reductions due to the Tax Act and the provisions of a previously-approved agreement in principle determining how the benefits of the Tax Act would flow.  Entergy New Orleans included cost of service studies for electric and gas operations for the twelve months ending December 31, 2017 and the projected twelve months ending December 31, 2018.  In addition, Entergy New Orleans included capital additions expected to be placed into service for the period through December 31, 2019.  Entergy New Orleans’s request for a change in rates is based on the projected twelve months ending December 31, 2018.

The filing’s major provisions include: (1) a new electric rate structure, which realigns the revenue requirement associated with capacity and long-term service agreement expense from certain existing riders to base revenue, provides for the recovery of the cost of advanced metering infrastructure, and partially blends rates for Entergy New Orleans’s customers residing in Algiers with customers residing in the remainder of Orleans Parish through a three-year phase-in; (2) contemporaneous cost recovery riders for investments in energy efficiency/demand response, incremental changes in capacity/long-term service agreement costs, grid modernization investment, and gas infrastructure replacement investment; and (3) formula rate plans for both electric and gas operations. The procedural schedule calls for an evidentiary hearing to be held in June 2019.

Reliability Investigation

In August 2017 the City Council established a docket to investigate the reliability of the Entergy New Orleans distribution system and to consider implementing certain reliability standards and possible financial penalties for not meeting any such standards. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. The resolution also called for Entergy New Orleans to file a revised reliability plan addressing the current state of its distribution system and proposing remedial measures for increasing reliability. In June 2018, Entergy New Orleans filed its response to the City Council’s resolution regarding the prudence of its management and maintenance of the reliability of its distribution system.  In July 2018, Entergy New Orleans filed its revised reliability plan discussing the various reliability programs that it uses to improve distribution system reliability and discussing generally the positive effect that advanced meter deployment and grid modernization can have on future reliability.  Entergy New Orleans has retained a national consulting firm with expertise in distribution system reliability to conduct a review of Entergy New Orleans’s distribution system reliability-related practices and procedures and to provide recommendations for improving distribution system reliability. The report was filed with the City Council in October 2018. The City Council also approved a resolution that opens a prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New Orleans and whether fines should be imposed.

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

Entergy New Orleans, LLC and Subsidiaries
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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$184,164	$182,451	$499,584	$482,251
Natural gas	16,018	16,566	67,319	61,977
TOTAL	200,182	199,017	566,903	544,228

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	54,754	26,082	93,859	79,118
Purchased power	57,828	79,137	214,773	220,601
Other operation and maintenance	30,593	26,092	87,312	73,462
Taxes other than income taxes	15,551	15,135	43,534	41,397
Depreciation and amortization	14,059	13,286	41,756	39,356
Other regulatory charges - net	5,853	5,514	18,313	6,717
TOTAL	178,638	165,246	499,547	460,651

OPERATING INCOME	21,544	33,771	67,356	83,577

OTHER INCOME
Allowance for equity funds used during construction	1,694	654	3,762	1,656
Interest and investment income	30	222	330	521
Miscellaneous - net	(660)	(317)	(2,401)	(617)
TOTAL	1,064	559	1,691	1,560

INTEREST EXPENSE
Interest expense	5,388	5,313	15,936	16,012
Allowance for borrowed funds used during construction	(626)	(229)	(1,390)	(580)
TOTAL	4,762	5,084	14,546	15,432

INCOME BEFORE INCOME TAXES	17,846	29,246	54,501	69,705

Income taxes	(3,561)	10,717	3,943	25,316

NET INCOME	21,407	18,529	50,558	44,389

Preferred dividend requirements and other	—	241	—	724

EARNINGS APPLICABLE TO COMMON EQUITY	$21,407	$18,288	$50,558	$43,665

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$50,558	$44,389
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	41,756	39,356
Deferred income taxes, investment tax credits, and non-current taxes accrued	25,605	30,834
Changes in assets and liabilities:
Receivables	(15,310)	(17,030)
Fuel inventory	495	(490)
Accounts payable	8,868	(4,950)
Prepaid taxes	(8,743)	(4,484)
Interest accrued	564	546
Deferred fuel costs	(59)	4,258
Other working capital accounts	(5,062)	(6,750)
Provisions for estimated losses	417	(1,702)
Other regulatory assets	19,068	10,093
Other regulatory liabilities	(5,353)	(1,131)
Pension and other postretirement liabilities	(12,956)	(13,793)
Other assets and liabilities	479	5,094
Net cash flow provided by operating activities	100,327	84,240

INVESTING ACTIVITIES
Construction expenditures	(142,585)	(81,143)
Allowance for equity funds used during construction	3,762	1,656
Changes in money pool receivable - net	10,607	(32,067)
Receipts from storm reserve escrow account	3	—
Payments to storm reserve escrow account	(905)	(406)
Changes in securitization account	(4,115)	(2,990)
Change in other investments	—	(1,754)
Net cash flow used in investing activities	(133,233)	(116,704)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	59,590	—
Retirement of long-term debt	(5,342)	(5,114)
Distributions/dividends paid:
Common equity	(23,750)	(36,100)
Preferred stock	—	(724)
Other	2,587	216
Net cash flow provided by (used in) financing activities	33,085	(41,722)

Net increase (decrease) in cash and cash equivalents	179	(74,186)
Cash and cash equivalents at beginning of period	32,741	103,068
Cash and cash equivalents at end of period	$32,920	$28,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$14,584	$14,668

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$26	$30
Temporary cash investments	32,894	32,711
Total cash and cash equivalents	32,920	32,741
Securitization recovery trust account	5,570	1,455
Accounts receivable:
Customer	61,107	51,006
Allowance for doubtful accounts	(3,135)	(3,057)
Associated companies	17,464	22,976
Other	5,986	6,471
Accrued unbilled revenues	21,315	20,638
Total accounts receivable	102,737	98,034
Fuel inventory - at average cost	1,395	1,890
Materials and supplies - at average cost	12,944	10,381
Prepaid taxes	35,222	26,479
Prepayments and other	11,160	8,030
TOTAL	201,948	179,010

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	80,448	79,546
Other	—	2,373
TOTAL	81,464	82,935

UTILITY PLANT
Electric	1,334,227	1,302,235
Natural gas	279,689	261,263
Construction work in progress	139,839	46,993
TOTAL UTILITY PLANT	1,753,755	1,610,491
Less - accumulated depreciation and amortization	659,315	631,178
UTILITY PLANT - NET	1,094,440	979,313

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $62,857 as of September 30, 2018 and $72,095 as of December 31, 2017)	232,365	251,433
Other	1,471	1,065
TOTAL	237,916	256,578

TOTAL ASSETS	$1,615,768	$1,497,836

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Payable due to associated company	$2,077	$2,077
Accounts payable:
Associated companies	35,094	47,472
Other	67,197	29,777
Customer deposits	28,617	28,442
Interest accrued	6,051	5,487
Deferred fuel costs	7,715	7,774
Current portion of unprotected excess accumulated deferred income taxes	26,200	—
Other	7,459	7,351
TOTAL CURRENT LIABILITIES	180,410	128,380

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	310,767	283,302
Accumulated deferred investment tax credits	2,242	2,323
Regulatory liability for income taxes - net	78,164	119,259
Asset retirement cost liabilities	3,236	3,076
Accumulated provisions	85,500	85,083
Pension and other postretirement liabilities	7,774	20,755
Long-term debt (includes securitization bonds of $69,259 as of September 30, 2018 and $74,419 as of December 31, 2017)	473,147	418,447
Long-term payable due to associated company	16,346	16,346
Other	15,826	5,317
TOTAL NON-CURRENT LIABILITIES	993,002	953,908

Commitments and Contingencies

EQUITY
Member's equity	442,356	415,548
TOTAL	442,356	415,548

TOTAL LIABILITIES AND EQUITY	$1,615,768	$1,497,836

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

Member’s Equity
(In Thousands)

Balance at December 31, 2016	$426,946

Net income	44,389
Common equity distributions	(36,100)
Preferred stock dividends	(724)

Balance at September 30, 2017	$434,511

Balance at December 31, 2017	$415,548

Net income	50,558
Common equity distributions	(23,750)

Balance at September 30, 2018	$442,356

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$86	$82	$4	5
Commercial	62	63	(1)	(2)
Industrial	10	9	1	11
Governmental	20	21	(1)	(5)
Total billed retail	178	175	3	2
Sales for resale:
Non-associated companies	5	3	2	67
Other	1	4	(3)	(75)
Total	$184	$182	$2	1

Billed Electric Energy Sales (GWh):
Residential	779	711	68	10
Commercial	660	634	26	4
Industrial	128	119	9	8
Governmental	225	217	8	4
Total retail	1,792	1,681	111	7
Sales for resale:
Non-associated companies	281	255	26	10
Total	2,073	1,936	137	7

	Nine Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$209	$191	$18	9
Commercial	171	173	(2)	(1)
Industrial	26	26	—	—
Governmental	57	58	(1)	(2)
Total billed retail	463	448	15	3
Sales for resale:
Non associated companies	24	21	3	14
Other	12	13	(1)	(8)
Total	$499	$482	$17	4

Billed Electric Energy Sales (GWh):
Residential	1,846	1,635	211	13
Commercial	1,711	1,690	21	1
Industrial	338	322	16	5
Governmental	591	589	2	—
Total retail	4,486	4,236	250	6
Sales for resale:
Non-associated companies	1,218	1,270	(52)	(4)
Total	5,704	5,506	198	4

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2018 Compared to Third Quarter 2017

Net income increased $26.3 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income increased $42.4 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Net Revenue

Third Quarter 2018 Compared to Third Quarter 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2018 to the third quarter 2017:

Amount
(In Millions)
2017 net revenue	$181.5
Volume/weather	13.6
Purchased power capacity	10.9
Retail electric price	3.3
Other	1.6
2018 net revenue	$210.9

The volume/weather variance is primarily due to an increase of 420 GWh, or 8%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in commercial and industrial usage. The increase in commercial usage is primarily due to the effects of the power outages caused by Hurricane Harvey, which decreased sales volume in 2017. The increase in industrial usage is primarily due to new customers in the chemicals and wood products industries and an increase in demand from mid-size to small customers.

The purchased power capacity variance is primarily due to decreased purchased power capacity costs under Entergy Texas’s purchased power agreements with Entergy Louisiana.

The retail electric price variance is primarily due to an increase in the distribution cost recovery factor rider rate in September 2017, as approved by the PUCT. See Note 2 to the financial statements in the Form 10-K for further discussion of the distribution cost recovery factor rider filing.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017:

Amount
(In Millions)
2017 net revenue	$474.8
Volume/weather	30.6
Retail electric price	10.4
Purchased power capacity	9.5
Other	0.4
2018 net revenue	$525.7

The volume/weather variance is primarily due to an increase of 944 GWh, or 7%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in commercial and industrial usage. The increase in commercial usage is primarily due to the effects of the power outages caused by Hurricane Harvey, which decreased sales volume in 2017. The increase in industrial usage is primarily due to an increase in demand from mid-size to small customers and new customers in the chemicals and wood products industries.

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

Other Income Statement Variances

Third Quarter 2018 Compared to Third Quarter 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2.7 million in energy efficiency costs primarily due to the timing of recovery from customers;

•	an increase of $1.5 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed in the third quarter 2018 as compared to the same period in 2017;

•	an increase of $1.3 million in customer service costs primarily due to higher contract costs and write-offs of customer accounts;

•	an increase of $1 million in information technology costs primarily due to higher software maintenance costs and higher contract costs; and

•	an increase of $1 million in distribution operations costs primarily due to the timing of work performed and an overall higher scope of work performed in 2018 as compared to the same period in 2017.

The increase was partially offset by a gain on the sale of assets in 2018 of $2.1 million.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3.8 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed in 2018 as compared to the same period in 2017;

•	an increase of $3.2 million in energy efficiency costs primarily due to the timing of recovery from customers;

•
an increase of $3.1 million in distribution operations costs primarily due to the timing of work performed and an overall higher scope of work performed in 2018 as compared to the same period in 2017; and

•	an increase of $1.9 million in customer service costs primarily due to higher contract costs and write-offs of customer accounts.

The increase was partially offset by a gain on the sale of assets in 2018 of $2.1 million.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rate was 20.4% for the third quarter 2018. The difference in the effective income tax rate for the third quarter 2018 versus the federal statutory rate of 21% was primarily due to book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

The effective income tax rate was 21.1% for the nine months ended September 30, 2018. The difference in the effective income tax rate for the nine months ended September 30, 2018 versus the federal statutory rate of 21% was primarily due to a write-off of a stock-based compensation deferred tax asset in 2018 and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$115,513	$6,181

Cash flow provided by (used in):
Operating activities	197,677	192,954
Investing activities	(233,850)	(228,582)
Financing activities	(58,843)	30,949
Net decrease in cash and cash equivalents	(95,016)	(4,679)

Cash and cash equivalents at end of period	$20,497	$1,502

Operating Activities

Net cash flow provided by operating activities increased $4.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to increased net income, partially offset by the timing of recovery of fuel and purchased power costs and the timing of collection of receivables from customers.

Investing Activities

Net cash flow used in investing activities increased $5.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase of $48.8 million in fossil-fueled generation construction expenditures primarily due to increased spending on the Montgomery County Power Station. The increase was partially offset by money pool activity.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $43.7 million for the nine months ended September 30, 2018 compared to decreasing by $0.7 million for the nine months ended September 30, 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Texas’s financing activities used $58.8 million of cash for the nine months ended September 30, 2018 compared to providing $30.9 million of cash for the nine months ended September 30, 2017 primarily due to money pool activity.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $89.3 million for the nine months ended September 30, 2017.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Texas is primarily due to the increase in retained earnings.

	September 30, 2018	December 31, 2017
Debt to capital	52.6%	55.7%
Effect of excluding the securitization bonds	(5.4%)	(6.3%)
Debt to capital, excluding securitization bonds (a)	47.2%	49.4%
Effect of subtracting cash	(0.4%)	(2.5%)
Net debt to net capital, excluding securitization bonds (a)	46.8%	46.9%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas is developing its capital investment plan for 2019 through 2021 and currently anticipates making $1.9 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as Montgomery County Power Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; system improvements; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
(In Thousands)
$1,217	$44,903	($89,312)	$681

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in September 2023.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

capacity of the facility. As of September 30, 2018, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2018, a $20 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in July 2015 certain parties filed briefs in an open PUCT proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. The pending appeals did not stay the PUCT’s decision, and Entergy Texas refunded to customers the $10.9 million over a four-month period beginning with the first billing cycle of July 2016. The federal appeal of the PUCT’s January 2016 decision was heard in December 2016, and the Federal District Court granted Entergy Texas’s requested relief. In January 2017, the PUCT and an intervenor filed petitions for appeal of the Federal District Court ruling to the U.S. Court of Appeals for the Fifth Circuit. Oral argument was held before the Fifth Circuit in February 2018. In April 2018 the Fifth Circuit reversed the decision of the Federal District Court, reinstating the original PUCT decision. In October 2018, Entergy Texas filed a notice of nonsuit of its claims in the State District Court’s appeal of the PUCT’s January 2016 decision.

In December 2017, Entergy Texas filed an application for a fuel refund of approximately $30.5 million for the months of May 2017 through October 2017. For most customers, the refunds flowed through bills beginning January 2018 and continued through March 2018. The fuel refund was approved by the PUCT in March 2018.

2018 Base Rate Case

In May 2018, Entergy Texas filed a base rate case with the PUCT seeking an increase in base rates and rider rates of approximately $166 million, of which $48 million is associated with moving costs currently being collected through riders into base rates such that the total incremental revenue requirement increase is approximately $118 million. Entergy Texas’s proposed rates and revenues reflect the inclusion of federal income tax reductions due to the Tax Act as well as a rider designed to return unprotected excess accumulated deferred income taxes over a period of two years following PUCT approval. The base rate case is based on a 12-month test year ending December 31, 2017. In addition, Entergy Texas included capital additions placed into service for the period of April 1, 2013 through December 31, 2017, as well as a post-test year adjustment to include capital additions placed in service by June 30, 2018. In October 2018 the parties filed an unopposed settlement resolving all issues in the proceeding, supporting testimony, a proposed order approving the settlement, and a motion for interim rates effective for usage on and after October 17, 2018. The unopposed settlement reflects the following terms: a base rate increase of $53.2 million (net of costs realigned from riders), a $25 million refund to reflect the lower federal income tax rate applicable to Entergy Texas from January 25, 2018 through the date new rates are implemented, $6 million of capitalized skylining tree hazard costs will not be recovered from customers, $242.5 million of protected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through base rates under the average rate assumption method over the lives of the associated assets, and $185.2 million of unprotected excess accumulated deferred income

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

taxes, which includes a tax gross-up, will be returned to customers through a rider. The unprotected excess accumulated deferred income taxes rider will include carrying charges and will be in effect over a period of 12 months for large industrial customers and over a period of four years for other customers. The settlement, if approved by the PUCT, would provide final resolution of all issues in the matter, including those related to the Tax Act. In October 2018 the ALJ granted the unopposed motion for interim rates to be effective for service rendered on or after October 17, 2018. The unopposed settlement is pending consideration by the PUCT.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$477,231	$432,909	$1,229,657	$1,175,324

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	79,130	60,292	154,925	164,447
Purchased power	153,673	163,532	463,933	474,241
Other operation and maintenance	58,795	51,874	171,317	162,594
Taxes other than income taxes	20,752	20,811	61,461	59,506
Depreciation and amortization	31,365	29,788	93,272	87,272
Other regulatory charges - net	33,550	27,619	85,064	61,879
TOTAL	377,265	353,916	1,029,972	1,009,939

OPERATING INCOME	99,966	78,993	199,685	165,385

OTHER INCOME
Allowance for equity funds used during construction	2,222	1,849	5,716	4,762
Interest and investment income	601	244	1,698	656
Miscellaneous - net	468	1,255	(154)	679
TOTAL	3,291	3,348	7,260	6,097

INTEREST EXPENSE
Interest expense	21,760	21,714	65,646	64,949
Allowance for borrowed funds used during construction	(1,253)	(1,134)	(3,224)	(2,896)
TOTAL	20,507	20,580	62,422	62,053

INCOME BEFORE INCOME TAXES	82,750	61,761	144,523	109,429

Income taxes	16,904	22,173	30,538	37,886

NET INCOME	$65,846	$39,588	$113,985	$71,543

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$113,985	$71,543
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	93,272	87,272
Deferred income taxes, investment tax credits, and non-current taxes accrued	640	36,252
Changes in assets and liabilities:
Receivables	(40,287)	(30,030)
Fuel inventory	1,045	(7,371)
Accounts payable	(12,864)	24,711
Taxes accrued	24,476	1,122
Interest accrued	(6,084)	(7,207)
Deferred fuel costs	(33,734)	(3,134)
Other working capital accounts	891	(8,455)
Provisions for estimated losses	1,006	(1,460)
Other regulatory assets	64,311	59,549
Other regulatory liabilities	15,313	(1,500)
Pension and other postretirement liabilities	(20,999)	(22,978)
Other assets and liabilities	(3,294)	(5,360)
Net cash flow provided by operating activities	197,677	192,954

INVESTING ACTIVITIES
Construction expenditures	(291,118)	(243,226)
Allowance for equity funds used during construction	5,820	4,879
Proceeds from sale of assets	3,753	—
Insurance proceeds received from property damages	—	2,431
Changes in money pool receivable - net	43,686	681
Changes in securitization account	4,009	6,653
Net cash flow used in investing activities	(233,850)	(228,582)

FINANCING ACTIVITIES
Retirement of long-term debt	(60,500)	(58,076)
Change in money pool payable - net	—	89,312
Other	1,657	(287)
Net cash flow provided by (used in) financing activities	(58,843)	30,949

Net decrease in cash and cash equivalents	(95,016)	(4,679)
Cash and cash equivalents at beginning of period	115,513	6,181
Cash and cash equivalents at end of period	$20,497	$1,502

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$69,669	$70,237
Income taxes	($624)	($1,446)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,541	$32
Temporary cash investments	18,956	115,481
Total cash and cash equivalents	20,497	115,513
Securitization recovery trust account	33,675	37,683
Accounts receivable:
Customer	105,040	74,382
Allowance for doubtful accounts	(570)	(463)
Associated companies	51,624	90,629
Other	9,560	9,831
Accrued unbilled revenues	56,008	50,682
Total accounts receivable	221,662	225,061
Fuel inventory - at average cost	41,686	42,731
Materials and supplies - at average cost	40,083	38,605
Prepayments and other	19,968	19,710
TOTAL	377,571	479,303

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	458	457
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	18,999	19,235
TOTAL	19,833	20,068

UTILITY PLANT
Electric	4,693,662	4,569,295
Construction work in progress	223,279	102,088
TOTAL UTILITY PLANT	4,916,941	4,671,383
Less - accumulated depreciation and amortization	1,650,889	1,579,387
UTILITY PLANT - NET	3,266,052	3,091,996

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $253,493 as of September 30, 2018 and $313,123 as of December 31, 2017)	597,087	661,398
Other	32,118	26,973
TOTAL	629,205	688,371

TOTAL ASSETS	$4,292,661	$4,279,738

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$500,000	$—
Accounts payable:
Associated companies	42,825	59,347
Other	106,968	126,095
Customer deposits	41,875	40,925
Taxes accrued	70,135	45,659
Interest accrued	19,472	25,556
Deferred fuel costs	33,567	67,301
Current portion of unprotected excess accumulated deferred income taxes	91,126	—
Other	9,792	8,132
TOTAL	915,760	373,015

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	548,173	544,642
Accumulated deferred investment tax credits	11,403	11,983
Regulatory liability for income taxes - net	320,640	412,620
Other regulatory liabilities	23,017	6,850
Asset retirement cost liabilities	7,123	6,835
Accumulated provisions	11,121	10,115
Pension and other postretirement liabilities	—	17,853
Long-term debt (includes securitization bonds of $298,038 as of September 30, 2018 and $358,104 as of December 31, 2017)	1,027,817	1,587,150
Other	53,455	48,508
TOTAL	2,002,749	2,646,556

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2018 and 2017	49,452	49,452
Paid-in capital	596,994	596,994
Retained earnings	727,706	613,721
TOTAL	1,374,152	1,260,167

TOTAL LIABILITIES AND EQUITY	$4,292,661	$4,279,738

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$49,452	$481,994	$537,548	$1,068,994

Net income	—	—	71,543	71,543

Balance at September 30, 2017	$49,452	$481,994	$609,091	$1,140,537

Balance at December 31, 2017	$49,452	$596,994	$613,721	$1,260,167

Net income	—	—	113,985	113,985

Balance at September 30, 2018	$49,452	$596,994	$727,706	$1,374,152

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$224	$202	$22	11
Commercial	111	101	10	10
Industrial	109	97	12	12
Governmental	7	6	1	17
Total billed retail	451	406	45	11
Sales for resale:
Associated companies	18	18	—	—
Non-associated companies	5	4	1	25
Other	3	5	(2)	(40)
Total	$477	$433	$44	10

Billed Electric Energy Sales (GWh):
Residential	2,003	1,839	164	9
Commercial	1,392	1,279	113	9
Industrial	2,156	2,018	138	7
Governmental	78	73	5	7
Total retail	5,629	5,209	420	8
Sales for resale:
Associated companies	446	386	60	16
Non-associated companies	208	238	(30)	(13)
Total	6,283	5,833	450	8

	Nine Months Ended		Increase/
Description	2018	2017	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$523	$482	$41	9
Commercial	291	282	9	3
Industrial	295	292	3	1
Governmental	19	18	1	6
Total billed retail	1,128	1,074	54	5
Sales for resale:
Associated companies	46	47	(1)	(2)
Non-associated companies	26	18	8	44
Other	30	36	(6)	(17)
Total	$1,230	$1,175	$55	5

Billed Electric Energy Sales (GWh):
Residential	4,789	4,326	463	11
Commercial	3,610	3,387	223	7
Industrial	6,024	5,781	243	4
Governmental	220	205	15	7
Total retail	14,643	13,699	944	7
Sales for resale:
Associated companies	1,199	1,149	50	4
Non-associated companies	725	586	139	24
Total	16,567	15,434	1,133	7

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
Third Quarter 2018 Compared to Third Quarter 2017

Net income increased $2.4 million primarily due to the increase in operating revenues resulting from changes in rate base as compared to the same period in the prior year and a lower effective income tax rate.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income increased $8.4 million primarily due to:

•	an increase in the allowance for equity funds used during construction resulting from spending on Grand Gulf outage projects in 2018;

•	the increase in operating revenues resulting from changes in rate base as compared to the same period in the prior year; and

•	a lower effective income tax rate.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$287,187	$245,863

Cash flow provided by (used in):
Operating activities	131,556	279,485
Investing activities	(169,573)	(259,598)
Financing activities	5,371	(120,783)
Net decrease in cash and cash equivalents	(32,646)	(100,896)

Cash and cash equivalents at end of period	$254,541	$144,967

Operating Activities

Net cash flow provided by operating activities decreased by $147.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in spending of $49 million on nuclear refueling outages in 2018 as compared to the same period in 2017 and the return of unprotected excess accumulated deferred income taxes.

Investing Activities

Net cash flow used in investing activities decreased $90 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to:

•	money pool activity;

•	changes in the decommissioning trust fund including portfolio rebalancing of the Grand Gulf decommissioning trust fund in the third quarter 2018; and

•	$9.1 million in funds held on deposit in 2017 for interest payments which were due October 1, 2017.

The decrease was partially offset by:

•
an increase of $133.6 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	an increase of $112.4 million in nuclear construction expenditures primarily as a result of a higher scope of work performed during the Grand Gulf outage in 2018.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $95.3 million for the nine months ended September 30, 2018 compared to increasing by $202.7 million for the nine months ended September 30, 2017.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Financing Activities

System Energy’s financing activities provided $5.4 million of cash for the nine months ended September 30, 2018 compared to using $120.8 million of cash for the nine months ended September 30, 2017 primarily due to the following activity:

•	the issuance in March 2018 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity;

•	the payment in February 2017, at maturity, of $50 million of the System Energy nuclear fuel company variable interest entity’s 4.02% Series H notes;

•	a decrease of $21.1 million in common stock dividends and distributions in 2018 in order to maintain the targeted capital structure; and

•
net repayments of short-term borrowings of $17.8 million on the nuclear fuel company variable interest entity’s credit facility in 2018 compared to net short-term borrowings of $14.9 million on the nuclear fuel variable interest entity’s credit facility in 2017.

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

	September 30, 2018	December 31, 2017
Debt to capital	47.2%	44.5%
Effect of subtracting cash	(12.2%)	(16.0%)
Net debt to net capital	35.0%	28.5%

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

System Energy is developing its capital investment plan for 2019 through 2021 and currently anticipates making $405 million in capital investments during that period. The estimate includes amounts associated with specific investments and initiatives such as investments in Grand Gulf.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

System Energy’s receivables from the money pool were as follows:

September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
(In Thousands)
$16,365	$111,667	$236,467	$33,809

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in September 2021. As of September 30, 2018, $37.7 million in letters of credit to support a like amount of commercial paper issued were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

System Energy answered the LPSC complaint in May 2018 and also filed a motion to dismiss the complaint. In July 2018 the LPSC answered System Energy’s motion to dismiss.

In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing System Energy’s return on equity, with a refund effective date of April 2018. The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The consolidated hearing was scheduled for June 2019, but the procedural schedule is currently being held in abeyance. An ALJ ordered the abeyance after the FERC, in a separate proceeding on the return on equity for New England transmission owners, issued an order modifying its standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC docketed the amended complaint in a new proceeding, and System Energy submitted a response to the amended complaint in October 2018.

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

In June 2018, System Energy and Entergy Services filed a motion to dismiss and answer to the LPSC complaint denying that System Energy’s treatment of the sale-leaseback renewal and capital additions violated the terms of the filed rate or any other FERC ratemaking, accounting, or legal requirements or otherwise constituted double recovery. The response also argued that the complaint is inconsistent with a FERC-approved settlement to which the LPSC is a party and that explicitly authorizes System Energy to recover its lease payments. Finally, the response argued that both the capital additions and the sale-leaseback renewal were prudent investments and the LPSC complaint fails to justify any disallowance or refunds. The response asked that the FERC dismiss and reject the LPSC complaint without further action, investigation, or hearing, but also offered to submit formula rate protocols for the Unit Power Sales Agreement similar to the procedures used for reviewing transmission rates under the MISO tariff. In September 2018 the FERC issued an order setting the complaint for hearing and settlement proceedings. The FERC established a refund effective date of May 2018.

Unit Power Sales Agreement

As discussed in the Form 10-K, in August 2017, System Energy submitted to the FERC proposed limited amendments to the Unit Power Sales Agreement to adopt (1) updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses and (2) updated nuclear decommissioning cost annual revenue requirements, both of which are recovered through the Unit Power Sales Agreement rate formula. The proposed amendments would

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

result in lower charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. In June 2018, System Energy filed with the FERC an uncontested settlement relating to the updated depreciation rates and nuclear decommissioning cost annual revenue requirements. In August 2018 the FERC issued an order accepting the settlement. In third quarter 2018, System Energy recorded a reduction in depreciation expense of approximately $26 million, representing the cumulative difference in depreciation expense resulting from the depreciation rates used from October 11, 2017 through September 30, 2018 and the depreciation rates included in the settlement filing accepted by the FERC.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

As discussed in the Form 10-K, in November 2016 the NRC placed Grand Gulf in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix. In August 2018 the NRC moved Grand Gulf into the “licensee response column,” or Column 1, of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review Grand Gulf’s performance in addressing issues that had previously resulted in classification in Column 2. Based on performance indicator data for the third quarter 2018, Entergy expects that the NRC will announce that Grand Gulf has moved back to Column 2. In August 2018 operators safely performed a reduction in power to address an operational issue with a plant system. As a result of the power reduction, the threshold for one of the NRC’s performance indicators was exceeded, which results in a Column 2 designation under the NRC’s Reactor Oversight Process Action Matrix at least until new performance indicator data is reported in the first quarter 2019.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$78,965	$156,106	$339,864	$475,849

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	14,484	16,170	44,939	53,164
Nuclear refueling outage expenses	5,906	4,435	12,698	13,595
Other operation and maintenance	48,969	49,871	143,003	149,325
Decommissioning	8,626	8,290	25,624	34,974
Taxes other than income taxes	7,106	6,679	21,069	19,767
Depreciation and amortization	4,355	34,524	71,143	105,152
Other regulatory charges (credits) - net	7,398	(2,843)	(15,080)	(24,626)
TOTAL	96,844	117,126	303,396	351,351

OPERATING INCOME (LOSS)	(17,879)	38,980	36,468	124,498

OTHER INCOME
Allowance for equity funds used during construction	2,028	1,736	7,032	4,148
Interest and investment income	23,738	6,624	33,567	15,021
Miscellaneous - net	(1,421)	(1,651)	(4,391)	(5,139)
TOTAL	24,345	6,709	36,208	14,030

INTEREST EXPENSE
Interest expense	9,753	9,169	28,734	27,469
Allowance for borrowed funds used during construction	(515)	(425)	(1,783)	(1,014)
TOTAL	9,238	8,744	26,951	26,455

INCOME (LOSS) BEFORE INCOME TAXES	(2,772)	36,945	45,725	112,073

Income taxes	(25,744)	16,362	(22,942)	51,793

NET INCOME	$22,972	$20,583	$68,667	$60,280

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$68,667	$60,280
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	133,877	184,625
Deferred income taxes, investment tax credits, and non-current taxes accrued	14,159	44,017
Changes in assets and liabilities:
Receivables	20,806	21,147
Accounts payable	22,637	2,344
Prepaid taxes and taxes accrued	(1,017)	2,956
Interest accrued	2,311	401
Other working capital accounts	(52,524)	7,605
Other regulatory assets	(4,773)	1,196
Other regulatory liabilities	(36,119)	53,519
Pension and other postretirement liabilities	(11,629)	(14,665)
Other assets and liabilities	(24,839)	(83,940)
Net cash flow provided by operating activities	131,556	279,485

INVESTING ACTIVITIES
Construction expenditures	(166,458)	(60,041)
Allowance for equity funds used during construction	7,032	4,148
Nuclear fuel purchases	(110,485)	(24,239)
Proceeds from the sale of nuclear fuel	12,867	60,188
Changes in other investments - net	—	(9,061)
Proceeds from nuclear decommissioning trust fund sales	357,209	308,134
Investment in nuclear decommissioning trust funds	(365,040)	(336,069)
Changes in money pool receivable - net	95,302	(202,658)
Net cash flow used in investing activities	(169,573)	(259,598)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	211,985	—
Retirement of long-term debt	(124,304)	(50,003)
Changes in short-term borrowings - net	(17,830)	14,858
Common stock dividends and distributions	(64,480)	(85,610)
Other	—	(28)
Net cash flow provided by (used in) financing activities	5,371	(120,783)

Net decrease in cash and cash equivalents	(32,646)	(100,896)
Cash and cash equivalents at beginning of period	287,187	245,863
Cash and cash equivalents at end of period	$254,541	$144,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$10,308	$26,251

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$153	$78
Temporary cash investments	254,388	287,109
Total cash and cash equivalents	254,541	287,187
Accounts receivable:
Associated companies	55,727	170,149
Other	4,840	6,526
Total accounts receivable	60,567	176,675
Materials and supplies - at average cost	93,074	88,424
Deferred nuclear refueling outage costs	53,174	7,908
Prepayments and other	5,099	2,489
TOTAL	466,455	562,683

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	952,413	905,686
TOTAL	952,413	905,686

UTILITY PLANT
Electric	4,434,393	4,327,849
Property under capital lease	588,281	588,281
Construction work in progress	71,482	69,937
Nuclear fuel	259,450	207,513
TOTAL UTILITY PLANT	5,353,606	5,193,580
Less - accumulated depreciation and amortization	3,191,434	3,175,018
UTILITY PLANT - NET	2,162,172	2,018,562

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	449,100	444,327
Other	4,835	7,629
TOTAL	453,935	451,956

TOTAL ASSETS	$4,034,975	$3,938,887

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2018 and December 31, 2017
(Unaudited)
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$85,006	$85,004
Short-term borrowings	—	17,830
Accounts payable:
Associated companies	38,522	16,878
Other	62,015	62,868
Taxes accrued	45,567	46,584
Interest accrued	15,700	13,389
Current portion of unprotected excess accumulated deferred income taxes	36,946	—
Other	2,436	2,434
TOTAL	286,192	244,987

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	795,150	776,420
Accumulated deferred investment tax credits	38,447	39,406
Regulatory liability for income taxes - net	161,126	246,122
Other regulatory liabilities	467,922	455,991
Decommissioning	887,288	861,664
Pension and other postretirement liabilities	110,245	121,874
Long-term debt	554,449	466,484
Other	19,160	15,130
TOTAL	3,033,787	2,983,091

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2018 and 2017	601,850	658,350
Retained earnings	113,146	52,459
TOTAL	714,996	710,809

TOTAL LIABILITIES AND EQUITY	$4,034,975	$3,938,887

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$679,350	$59,473	$738,823

Net income	—	60,280	60,280
Common stock dividends	—	(85,610)	(85,610)

Balance at September 30, 2017	$679,350	$34,143	$713,493

Balance at December 31, 2017	$658,350	$52,459	$710,809

Net income	—	68,667	68,667
Common stock dividends and distributions	(56,500)	(7,980)	(64,480)

Balance at September 30, 2018	$601,850	$113,146	$714,996

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

7/01/2018-7/31/2018	—	$—	—	$350,052,918
8/01/2018-8/31/2018	—	$—	—	$350,052,918
9/01/2018-9/30/2018	—	$—	—	$350,052,918
Total	—	$—	—

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

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Following are updates to the Regulation of the Nuclear Power Industry section of Part I, Item 1 of the Form 10-K.

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1 in the Form 10-K for information regarding Spent Nuclear Fuel. Following is an update to that discussion.

In September 2018 the DOE submitted an offer of judgment to resolve claims in the second round Entergy Nuclear Generation Company case involving Pilgrim in the amount of $62 million. The offer was accepted by Entergy Nuclear Generation Company, and the U.S. Court of Federal Claims issued a judgment in that amount in favor of Entergy Nuclear Generation Company. Entergy received payment from the U.S. Treasury in October 2018.

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

NRC Reactor Oversight Process

See the discussion in Part I, Item 1 in the Form 10-K for information regarding the NRC’s Reactor Oversight Process and the status of each of Entergy’s nuclear plants. In June 2018 the NRC moved ANO 1 and ANO 2 into the “licensee response column,” or Column 1, of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review ANO 1’s and ANO 2’s performance in addressing issues that had previously resulted in classification in the “multiple/repetitive degraded cornerstone column,” or Column 4. In August 2018 the NRC moved Grand Gulf into Column 1 of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review Grand Gulf’s performance in addressing issues that had previously resulted in classification in the “regulatory response column,” or Column 2. Based on performance indicator data for the third quarter 2018, Entergy expects that the NRC will announce that Grand Gulf has moved back to Column 2. In August 2018 operators safely performed a reduction in power to address an operational issue with a plant system. As a result of the power reduction, the threshold for one of the NRC’s performance indicators was exceeded, which results in a Column 2 designation under the NRC’s Reactor Oversight Process Action Matrix at least until new performance indicator data is reported in the first quarter 2019.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Ozone Nonattainment

As discussed in the Form 10-K, the Houston-Galveston-Brazoria area was originally classified as “moderate” nonattainment under the 1997 8-hour ozone standard with an attainment date of June 15, 2010.  In April 2015 the EPA revoked the 1997 ozone national ambient air quality standards (NAAQS), and in May 2016 the EPA issued a proposed rule approving a substitute for the Houston-Galveston-Brazoria area. This redesignation indicates that the area has attained the revoked 1997 8-hour ozone NAAQS due to permanent and enforceable emission reductions and that it will maintain that NAAQS for 10 years from the date of the approval. Final approval, which was effective in December 2016, resulted in the area no longer being subject to any remaining anti-backsliding or nonattainment new source review requirements associated with the revoked 1997 NAAQS. In February 2018 the U.S. Court of Appeals for the D.C. Circuit opined that the EPA violated the Clean Air Act by revoking the 1997 standard and by creating the process that allowed states to avoid certain anti-backsliding provisions of the Act. Opponents filed a legal challenge to the December 2016 redesignation based on the February 2018 D.C. Circuit decision.

As discussed in the Form 10-K, in March 2008 the EPA revised the NAAQS for ozone, creating the potential for additional counties and parishes in which Entergy operates to be placed in nonattainment status.  In April 2012 the EPA released its final nonattainment designations for the 2008 ozone NAAQS.  In Entergy’s utility service area, the Houston-Galveston-Brazoria, Texas; Baton Rouge, Louisiana; and Memphis, Tennessee/Mississippi/Arkansas areas were designated as in “marginal” nonattainment. In August 2015 and January 2016, the EPA proposed determinations that the Baton Rouge and Memphis areas had attained the 2008 standard. In May 2016 the EPA finalized those determinations and extended the Houston-Galveston-Brazoria area’s attainment date for the 2008 ozone standard to July 20, 2016 and reclassified the Baton Rouge area as attainment for ozone under the 2008 8-hour ozone standard. In December 2016 the EPA determined that the Houston-Galveston-Brazoria area had failed to attain the 2008 ozone standard by the 2016 attainment date. This finding reclassified the Houston-Galveston-Brazoria area from marginal to “moderate” and set the attainment deadline as July 20, 2018. In May 2018 the EPA published a proposed rule approving the Houston-Galveston-Brazoria attainment demonstration for the 2008 8-hour ozone standard. Final EPA action remains pending.

As discussed in the Form 10-K, in October 2015 the EPA issued a final rule lowering the primary and secondary NAAQS for ozone to a level of 70 parts per billion. States were required to assess their attainment status and recommend designations to the EPA. In January 2018 the EPA proposed that the following counties and parishes in Entergy’s service territory be listed as in nonattainment: in Louisiana, Ascension Parish, East Baton Rouge Parish, West Baton Rouge Parish, Iberville Parish, and Livingston Parish; in Texas, Montgomery County. In addition to Lewis Creek in Montgomery County, Texas, Entergy owns or operates fossil-fueled generating units in East Baton Rouge Parish (Louisiana Station) and in Iberville Parish (Willow Glen), Louisiana. In May 2018 the EPA issued its final designations for the 2015 ozone NAAQS. The following parishes/counties initially were proposed as nonattainment, but designated as attainment in the final rule: in Louisiana, Ascension Parish, East Baton Rouge Parish, West Baton Rouge Parish, Iberville Parish, and Livingston Parish; in Texas, Liberty County and Waller Counties within the Houston-Galveston-Brazoria area. The final designations were effective in August 2018. Entergy will continue to work with state environmental agencies on appropriate methods for assessing attainment and nonattainment with the new standard and, where necessary, in planning for compliance. Following designations by the EPA, states will be required to develop plans intended to return nonattainment areas to a condition of attainment. The timing for that action depends largely on the severity of nonattainment in a given area.

Regional Haze

In September 2016 the EPA published the final Arkansas Regional Haze federal implementation plan (FIP). In most respects, the EPA finalized its original proposal but shortened the time for compliance for installation of the NOx controls. The FIP required an emission limitation consistent with SO2 scrubbers at both White Bluff and Independence by October 2021 and NOx controls by April 2018. The EPA declined to adopt Entergy’s proposals related to ceasing coal use as an alternative to SO2 scrubbers for White Bluff SO2 Best Available Retrofit Control Technology.

In November 2016, Entergy and other interested parties, including the State of Arkansas, filed petitions for administrative reconsideration and stay at the EPA as well as petitions for judicial review in the U.S. Court of Appeals for the Eighth Circuit. The Eighth Circuit continues to review its prior grant of the government’s motion to hold the appeal litigation in abeyance pending settlement discussions and pending the State’s development of a state implementation plan (SIP) that, if approved by the EPA, would replace the FIP. The state has proposed its replacement SIP in two parts: Part I considers NOx requirements, and Part II considers SO2 requirements. The EPA approved the Part I NOx SIP in January 2018. The Part I SIP requires that Entergy address NOx impacts on visibility via compliance with the Cross State Air Pollution Rule ozone-season emission trading program. Arkansas has finalized a Part II SIP which is under review by the EPA and is currently pending a state administrative appeal. The final Part II SIP requires that Entergy achieve SO2 emission reductions via the use of low-sulfur coal at both White Bluff and Independence within three years. The Part II SIP also requires that Entergy cease to use coal at White Bluff by December 31, 2028 and notes the current planning assumption that Entergy’s Independence units will cease to burn coal by December 31, 2030.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

As discussed in the Form 10-K, in October 2017 the EPA proposed a new rule that would repeal the Clean Power Plan on the grounds that it exceeds the EPA’s statutory authority under the Clean Air Act. In December 2017 the EPA issued an advanced notice of proposed rulemaking regarding Section 111(d), seeking comment on the form and content of a replacement for the Clean Power Plan, if one is promulgated. In August 2018 the EPA published its proposal to replace the Clean Power Plan. The Affordable Clean Energy (ACE) Rule, which in its current form focuses on existing coal-fired electric generating units, proposes to determine that heat rate improvements are the best system of emission reductions. The rule also proposes revisions to the New Source Review program to prevent that program from being a barrier to installing heat rate improvement projects under ACE. Additionally, the rule provides states more discretion in determining how the best system for emission reductions applies to individual units, including technical feasibility and the remaining useful life of the facility. Comments on the proposal were due in October 2018. Entergy will continue to be engaged in this rulemaking process.

Federal Jurisdiction of Waters of the United States

As discussed in the Form 10-K, in September 2013 the EPA and the U.S. Army Corps of Engineers announced the intention to propose a rule to clarify federal Clean Water Act jurisdiction over waters of the United States. The announcement was made in conjunction with the EPA’s release of a draft scientific report on the “connectivity” of waters that the agency said would inform the rulemaking. This report was finalized in January 2015. The final rule was published in the Federal Register in June 2015. The rule could significantly increase the number and types of waters included in the EPA’s and the U.S. Army Corps of Engineers’ jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy’s operations. The final rule has been challenged in various federal courts by several parties, including most states. In September 2018, the U.S. District Court for the Southern District of Texas issued a preliminary injunction staying the 2015 rule in Texas, Louisiana, and Mississippi. The 2015 rule now is stayed throughout Entergy’s utility service territory. Entergy will continue to monitor this rulemaking and litigation.

Coal Combustion Residuals

As discussed in the Form 10-K, in December 2016 the Water Infrastructure Improvements for the Nation Act (WIIN Act) was signed into law, which authorizes states to regulate coal ash rather than leaving primary enforcement to citizen suit actions. States may submit to the EPA proposals for a permit program. In September 2017 the EPA agreed to reconsider certain provisions of the coal combustion residuals (CCR) rule in light of the WIIN Act. In March 2018 the EPA published its proposed revisions to the CCR rule with comments due at the end of April 2018. In July 2018 the EPA released its initial revisions extending certain deadlines and incorporating some risk-based standards.   The EPA is expected to release additional revisions in another rulemaking.  In August 2018 the D.C. Circuit vacated several provisions of the CCR rule on the basis that they were inconsistent with the Resource Conservation and Recovery Act and remanded the matter to the EPA to conduct further rulemaking.

Other Environmental Matters

Entergy Texas

In December 2016 a transformer inside the Hartburg, Texas Substation had an internal fault resulting in a release of approximately 15,000 gallons of non-PCB mineral oil. Cleanup ensued immediately; however, rain caused much of the oil to spread across the substation yard and into a nearby wetland. The Texas Commission on Environmental Quality (TCEQ) and the National Response Center were immediately notified, and the TCEQ responded to the site approximately two hours after the cleanup was initiated. The remediation liability is estimated at $2.2 million; however, this number could fluctuate depending on the remediation extent and wetland mitigation requirements. In July 2017, Entergy entered into the Voluntary Cleanup Program with the TCEQ. Additional direction is expected from the TCEQ regarding final remediation requirements for the site. In November 2017 additional soil sampling was completed in the wetland area and in February 2018, a site summary report of findings was submitted to the TCEQ. The TCEQ responded in June 2018 and has requested an ecological exclusion criteria checklist/Tier II screening-level ecological risk assessment, an additional site assessment, additional soil samples, groundwater samples, and some additional diagrams and maps. Entergy has developed and is implementing a response plan addressing the TCEQ’s requests.

Item 6.  Exhibits

*4(a) -	Eightieth Supplemental Indenture, dated as of May 1, 2018, to Entergy Arkansas Mortgage and Deed of Trust, dated as of October 1, 1944.

4(b) -	Ninetieth Supplemental Indenture, dated as of August 1, 2018, to Entergy Louisiana Indenture of Mortgage, dated as of September 1, 1926 (4.42 to Form 8-K filed August 14, 2018 in 1-32718).

4(c) -	Ninetieth Supplemental Indenture, dated as of August 1, 2018, to Entergy Louisiana Mortgage and Deed of Trust, dated as of April 1, 1944 (4.43 to Form 8-K filed August 14, 2018 in 1-32718).

4(d) -	Tenth Supplemental Indenture, dated as of August 1, 2018, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4.41 to Form 8-K filed August 14, 2018 in 1-32718).

4(e) -
Officer’s Certificate No. 12-B-9, dated August 8, 2018, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed August 14, 2018 in 1-32718).

4(f) -	Twenty-second Supplemental Indenture, dated as of September 15, 2018, to Entergy New Orleans Mortgage and Deed of Trust, dated as of May 1, 1987 (4(a) to Form 8-K filed September 27, 2018 in 1-35747).

*4(g) -
Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Corporation, as Borrower, the banks and other financial institutions listed on the signatures pages thereof, Citibank, N.A., as Administrative Agent and LC Issuing Bank, MUFG Bank, Ltd., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto.

*4(h) -
Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Arkansas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto.

*4(i) -
Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Louisiana, as Borrower, the banks and other financial institutions listed on the signature pages thereof, Citibank, N.A., as Administrative Agent, Wells Fargo Bank, National Association and BNP Paribas, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto.

*4(j) -
Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Texas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BNP Paribas, Mizuho Bank, Ltd., and The Bank of Nova Scotia, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto.

*14 -	Entergy Corporation Code of Business Conduct and Ethics.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*32(a) -	Section 1350 Certification for Entergy Corporation.

*32(b) -	Section 1350 Certification for Entergy Corporation.

*32(c) -	Section 1350 Certification for Entergy Arkansas.

*32(d) -	Section 1350 Certification for Entergy Arkansas.

*32(e) -	Section 1350 Certification for Entergy Louisiana.

*32(f) -	Section 1350 Certification for Entergy Louisiana.

*32(g) -	Section 1350 Certification for Entergy Mississippi.

*32(h) -	Section 1350 Certification for Entergy Mississippi.

*32(i) -	Section 1350 Certification for Entergy New Orleans.

*32(j) -	Section 1350 Certification for Entergy New Orleans.

*32(k) -	Section 1350 Certification for Entergy Texas.

*32(l) -	Section 1350 Certification for Entergy Texas.

*32(m) -	Section 1350 Certification for System Energy.

*32(n) -	Section 1350 Certification for System Energy.

*101 INS -	XBRL Instance Document.

*101 SCH -	XBRL Taxonomy Extension Schema Document.

*101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

*101 LAB -	XBRL Taxonomy Label Linkbase Document.

*101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

*101 DEF -	XBRL Definition Linkbase Document.
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

Date:    November 5, 2018