Form 10-K
period 2018-12-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES, INC; ENTERGY ARKANSAS, LLC; ENTERGY MISSISSIPPI, LLC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, LLC
filed 2019-02-26
CIK 65984, 202584, 7323, 66901, 1348952, 1427437, 71508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-35747	ENTERGY NEW ORLEANS, LLC (a Texas limited liability company) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 82-2212934

1-10764	ENTERGY ARKANSAS, LLC (a Texas limited liability company) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 83-1918668	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 10055 Grogans Mill Road The Woodlands, Texas 77380 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 47-4469646	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-31508	ENTERGY MISSISSIPPI, LLC (a Texas limited liability company) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 83-1950019

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value – 189,580,512 shares outstanding at January 31, 2019	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc.

Entergy Arkansas, LLC	Mortgage Bonds, 4.90% Series due December 2052	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.75% Series due June 2063	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.875% Series due September 2066	New York Stock Exchange, Inc.

Entergy Louisiana, LLC	Mortgage Bonds, 5.25% Series due July 2052	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.70% Series due June 2063	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.875% Series due September 2066	New York Stock Exchange, Inc.

Entergy Mississippi, LLC	Mortgage Bonds, 4.90% Series due October 2066	New York Stock Exchange, Inc.

Entergy New Orleans, LLC	Mortgage Bonds, 5.0% Series due December 2052	New York Stock Exchange, Inc.
	Mortgage Bonds, 5.50% Series due April 2066	New York Stock Exchange, Inc.

Entergy Texas, Inc.	Mortgage Bonds, 5.625% Series due June 2064	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Texas, Inc.	Common Stock, no par value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

	Yes	No

Entergy Corporation	✓
Entergy Arkansas, LLC		✓
Entergy Louisiana, LLC	✓
Entergy Mississippi, LLC		✓
Entergy New Orleans, LLC		✓
Entergy Texas, Inc.		✓
System Energy Resources, Inc.		✓

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes	No

Entergy Corporation		✓
Entergy Arkansas, LLC		✓
Entergy Louisiana, LLC		✓
Entergy Mississippi, LLC		✓
Entergy New Orleans, LLC		✓
Entergy Texas, Inc.		✓
System Energy Resources, Inc.		✓

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company	Emerging growth company
Entergy Corporation	✓
Entergy Arkansas, LLC			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, LLC			✓
Entergy New Orleans, LLC			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☑

System Energy Resources, Inc. meets the requirements set forth in General Instruction I(1) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure as allowed in General Instruction I(2).  System Energy Resources, Inc. is reducing its disclosure by not including Part III, Items 10 through 13 in its Form 10-K.

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2018 was $14.6 billion based on the reported last sale price of $80.79 per share for such stock on the New York Stock Exchange on June 29, 2018.  Entergy Corporation is the sole holder of the common stock of Entergy Texas, Inc. and System Energy Resources, Inc.  Entergy Corporation is the direct and indirect holder of the common membership interests of Entergy Utility Holding Company, LLC, which is the sole holder of the common membership interests of Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, and Entergy New Orleans, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 3, 2019, are incorporated by reference into Part III hereof.

(Page left blank intentionally)

i

This combined Form 10-K is separately filed by Entergy Corporation and its six “Registrant Subsidiaries:” Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.

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

•
resolution of pending or future applications, and related regulatory proceedings and litigation, for license modifications or other authorizations required of nuclear generating facilities and the effect of public and political opposition on these applications, regulatory proceedings, and litigation;

•	the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at Entergy’s nuclear generating facilities;

•
increases in costs and capital expenditures that could result from changing regulatory requirements, emerging operating and industry issues, and the commitment of substantial human and capital resources required for the safe and reliable operation and maintenance of Entergy’s nuclear generating facilities;

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

•
changes in environmental laws and regulations, agency positions or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter and other regulated air emissions, heat and other regulated discharges to water, requirements for waste management and disposal and for the remediation of contaminated sites, wetlands protection and permitting, and changes in costs of compliance with environmental laws and regulations;

•	changes in laws and regulations, agency positions, or associated litigation related to protected species and associated critical habitat designations;

•
the effects of changes in federal, state, or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, trade/tariff, or energy policies;

•	the effects of full or partial shutdowns of the federal government or delays in obtaining government or regulatory actions or decisions;

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

•	effects of climate change, including the potential for increases in extreme weather events and sea levels or coastal land and wetland loss;

•	changes in the quality and availability of water supplies and the related regulation of water use and diversion;

•	Entergy’s ability to manage its capital projects and operation and maintenance costs;

•	Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;

•
the economic climate, and particularly economic conditions in Entergy’s Utility service area and the northern United States and events and circumstances that could influence economic conditions in those areas, including power prices, and the risk that anticipated load growth may not materialize;

•	federal income tax reform, including the enactment of the Tax Cuts and Jobs Act, and its intended and unintended consequences on financial results and future cash flows;

•	the effects of Entergy’s strategies to reduce tax payments, especially in light of federal income tax reform;

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

•
changes in technology, including (i) Entergy’s ability to implement new or emerging technologies, (ii) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management and other measures that reduce load, and (iii) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;

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

v

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

Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Nuclear Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Parent & Other	The portions of Entergy not included in the Utility or Entergy Wholesale Commodities segments, primarily consisting of the activities of the parent company, Entergy Corporation
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

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
Vermont Yankee
Vermont Yankee Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in December 2014 and was sold in January 2019

Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, owned by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

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

	% of Revenue			% of Total Assets
Segment	2018	2017	2016	2018	2017	2016
Utility	87	85	83	93	92	89
Entergy Wholesale Commodities	13	15	17	11	12	15
Parent & Other	—	—	—	(4)	(4)	(4)

See Note 13 to the financial statements for further financial information regarding Entergy’s business segments.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Results of Operations

2018 Compared to 2017

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2018 to 2017 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2017 Consolidated Net Income (Loss)	$773,148	($172,335)	($175,460)	$425,353

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(692,557)	(192,471)	(4)	(885,032)
Other operation and maintenance	85,239	(55,736)	10,200	39,703
Asset write-offs, impairments, and related charges	—	(6,051)	—	(6,051)
Taxes other than income taxes	25,578	(1,446)	264	24,396
Depreciation and amortization	23,141	(43,273)	(404)	(20,536)
Other income	22,024	(221,550)	(6,621)	(206,147)
Interest expense	5,618	9,980	29,407	45,005
Other expenses	(4,858)	(26,644)	—	(31,502)
Income taxes	(1,527,164)	(122,545)	70,313	(1,579,396)
2018 Consolidated Net Income (Loss)	$1,495,061	($340,641)	($291,865)	$862,555

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

Results of operations for 2018 include: 1) $532 million ($421 million net-of-tax) of impairment charges due to costs being charged directly to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet; 2) a $170 million reduction of income tax expense and a regulatory liability of $40 million ($30 million net-of-tax) as a result of customer credits recognized by Utility, as a result of internal restructuring; 3) a $107 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a restructuring of the investment holdings in one of its nuclear plant decommissioning trust funds; 4) a $52 million income tax benefit, recognized by Entergy Louisiana, as a result of the settlement of the 2012-2013 IRS audit, associated with the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing; and 5) a $23 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a state income tax audit. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and see Note 14 to the financial statements for further discussion of the impairment and related charges. See Notes 2 and 3 to the financial statements for further discussion of the internal restructuring and customer credits. See Note 3 to the financial statements for further discussion of the IRS audit settlement, the state income tax audit, and restructuring of the decommissioning trust fund investment holdings.

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

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2018 to 2017.

Amount
(In Millions)

2017 net revenue	$6,318
Return of unprotected excess accumulated deferred income taxes to customers	(770)
Grand Gulf recovery	(74)
Regulatory credit in 2017 resulting from reduction of the federal corporate income tax rate	(56)
Formula rate plan regulatory provisions	(44)
Entergy Arkansas internal restructuring customer credits	(40)
Retail electric price	4
Net wholesale revenue	57
Volume/weather	210
Other	20
2018 net revenue	$5,625

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity in 2018 at the Utility operating companies and System Energy in response to the enactment of the Tax Cuts and Jobs Act. There is no effect on net income as the reductions in net revenue were offset by reductions in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The Grand Gulf recovery variance is primarily due to a reduction in depreciation expense recognized in third quarter 2018 upon FERC approval of the settlement in the Unit Power Sales Agreement proceeding, a reduction in income tax expense associated with the reduction in the federal income tax rate in 2018, and a reduction in recoverable decommissioning costs primarily attributable to changes in decommissioning trust fund activity. The reductions were partially offset by increases in other capacity costs. See Note 2 to the financial statements for a discussion of the Unit

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Power Sales Agreement settlement. See Note 3 to the financial statements for a discussion of the effects of the Tax Cut and Jobs Act.

The regulatory credit in 2017 resulting from reduction of the federal corporate income tax rate variance is due to the reduction of the Vidalia purchased power agreement regulatory liability by $30.5 million and the reduction in 2017 of the Louisiana Act 55 financing savings obligation regulatory liabilities by $25 million, in each case, as a result of the enactment of the Tax Cuts and Jobs Act, in December 2017, which lowered the federal corporate income tax rate from 35% to 21%. The effects of the Tax Cuts and Jobs Act are discussed further in Note 3 to the financial statements. See Note 8 to the financial statements for further discussion of the Vidalia purchased power agreement.

The formula rate plan regulatory provisions variance is due to provisions, recorded in the fourth quarter 2018 at Entergy Arkansas and Entergy Mississippi, for estimated reductions in future revenue expected to be reflected in upcoming formula rate plan filings based on actual results for 2018. See Note 2 to the financial statements for a discussion of the regulatory provisions related to these formula rate plan filings.

The Entergy Arkansas internal restructuring customer credits variance is due to a regulatory liability recorded by Entergy in December 2018 as a result of the internal restructuring of Entergy Arkansas. Pursuant to a settlement agreement approved by the APSC, Entergy Arkansas will credit retail customers $39.6 million over six years, beginning in 2019. See Note 2 to the financial statements for further discussion of the internal restructuring and customer credits.

The retail electric price variance is primarily due to:

•	an increase in formula rate plan rates effective with the first billing cycle of January 2018 at Entergy Arkansas, as approved by the APSC;

•	an increase in energy efficiency revenues primarily due to an increase in the Entergy Arkansas energy efficiency rider and a new Entergy Louisiana energy efficiency rider effective January 2018;

•	a base rate increase effective October 2018 at Entergy Texas, as approved by the PUCT;

•	an increase in formula rate plan revenues at Entergy Louisiana, implemented with the first billing cycle of September 2018; and

•	higher storm damage rider revenues at Entergy Mississippi.

The increases were substantially offset by regulatory charges recorded in 2018 to reflect the effects of regulatory agreements to return the benefits of the lower income tax rate in 2018 to Louisiana, New Orleans, and Texas customers.

See Note 2 to the financial statements for further discussion of the regulatory proceedings discussed above.

The net wholesale revenue variance is primarily because of the regulatory lag experienced by certain Utility operating companies as a result of the change in the federal income tax rate in 2018 and its effect on wholesale rates. See Note 2 to the financial statements for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to an increase of 4,804 GWh, or 4%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily driven by small industrials sales, as well as continued growth from new customers and expansion projects, partially offset by decreased demand from existing customers.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing 2018 to 2017.

Amount
(In Millions)

2017 net revenue	$1,469
FitzPatrick reimbursement agreement	(98)
Nuclear realized price changes	(42)
Nuclear volume	(23)
Other	(29)
2018 net revenue	$1,277

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $192 million in 2018 primarily due to:

•
a decrease resulting from the reimbursement agreement with Exelon pursuant to which Exelon reimbursed Entergy in the first quarter 2017 for specified out-of-pocket costs associated with preparing for the refueling and operation of FitzPatrick that otherwise would have been avoided had Entergy shut down FitzPatrick in January 2017. Revenues received from Exelon under the reimbursement agreement were offset by other operation and maintenance expenses and taxes other than income taxes and had no effect on net income. See Note 14 to the financial statements for discussion of the sale of FitzPatrick and the reimbursement agreement with Exelon;

•	lower realized wholesale energy prices, partially offset by higher capacity prices; and

•	lower volume in the Entergy Wholesale Commodities nuclear fleet primarily due to more non-refueling outage days in 2018 compared to 2017.

Following are key performance measures for Entergy Wholesale Commodities for 2018 and 2017.

	2018	2017
Owned capacity (MW)	3,962	3,962
GWh billed	29,875	30,501

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	84%	83%
GWh billed	27,617	28,178
Average energy price ($/MWh)	$37.34	$41.60
Average capacity price ($/kW-month)	$6.80	$6.16
Refueling outage days:
FitzPatrick	—	42
Indian Point 2	33	—
Indian Point 3	—	66
Pilgrim	—	43
Palisades	61	27

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $2,416 million for 2017 to $2,501 million for 2018 primarily due to:

•	an increase of $33 million in energy efficiency expenses due to the timing of recovery from customers;

•
an increase of $23 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed in 2018 as compared to the prior year and higher long-term service agreement costs;

•	an increase of $15 million in transmission expenses primarily due to higher labor and contract costs to support industrial customers;

•	an increase of $14 million in information technology costs primarily due to higher software maintenance costs and higher labor costs, including contract labor;

•	an increase of $14 million in loss provisions, including an increase in asbestos loss provisions;

•	an increase of $6 million in storm damage provisions, primarily at Entergy Mississippi. See Note 2 to the financial statements for discussion of storm cost recovery;

•
a $6 million write-off of capitalized skylining tree hazard costs as a result of the settlement of the Entergy Texas rate case proceeding. See Note 2 to the financial statements for discussion of the rate case proceeding; and

•
a $6 million loss in 2018 on the sale of fuel oil inventory per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Cuts and Jobs Act. There is no effect on net income as the loss on the sale of fuel oil inventory is offset by a reduction in income tax expense. See Note 2 to the financial statements for discussion of the agreement.

The increase was partially offset by higher nuclear insurance refunds of $15 million and a $15 million gain on disposal from the sale of Entergy Louisiana’s Willow Glen Power Station. See Note 14 to the financial statements for discussion of the sale of Willow Glen.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes and payroll taxes. Ad valorem taxes increased primarily due to higher assessments and lower capitalized taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, partially offset by updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement as part of a settlement approved by the FERC in August 2018. See Note 2 to the financial statements for further discussion of the Unit Power Sales Agreement.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2018, which included the St. Charles Power Station and Lake Charles Power Station projects. The increase was partially offset by changes in decommissioning trust fund activity, including portfolio rebalancing of certain of the decommissioning trust funds in 2018 and 2017.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $864 million for 2017 to $808 million for 2018 primarily due to the absence of other operation and maintenance expenses from the FitzPatrick plant. The decrease was partially offset by an increase of $26 million in severance and retention costs as a result of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and a gain on the sale of assets resulting from the sale in March 2017 of the 838 MW FitzPatrick plant to Exelon. Entergy sold the FitzPatrick plant for approximately $110 million, which included a $10 million non-refundable signing fee paid in August 2016, in addition to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain of $16 million on the sale. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 14 to the financial statements for discussion of the sale of FitzPatrick.

The asset write-offs, impairments, and related charges variance is primarily due to impairment charges of $532 million ($421 million net-of-tax) in 2018 compared to impairment charges of $538 million ($350 million net-of-tax) in 2017. The impairment charges are primarily related to nuclear fuel spending, nuclear refueling outage spending, expenditures for capital assets, and asset retirement obligation revisions. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 9 to the financial statements for a discussion of asset retirement obligations. See Note 14 to the financial statements for a discussion of impairment of long-lived assets.

Depreciation and amortization expenses decreased primarily due to the decision in the third quarter 2017 to continue operating Palisades until May 31, 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of the planned shutdown of Palisades.

Other income decreased primarily due to losses on decommissioning trust fund investments, including unrealized losses on equity investments, which, prior to 2018, were recorded to other comprehensive income. See Note 16 to the financial statements for discussion of the implementation of ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018.

Other expenses decreased primarily due to a reduction in deferred refueling outage amortization costs related to the impairments of the Indian Point 2, Palisades, and Indian Point 3 plants and related assets and the absence of decommissioning expense from the FitzPatrick plant after it was sold to Exelon in March 2017. See Note 14 to the financial statements for discussion of the sale of FitzPatrick and impairments and related charges.

Parent and Other

Interest expense increased primarily due to an increase in commercial paper outstanding, combined with higher variable interest rates on commercial paper in 2018. See Note 4 to the financial statements for discussion of Entergy’s commercial paper program.

Income Taxes

See Note 3 to the financial statements for a reconciliation of the federal statutory rates of 21% for 2018 and 35% for 2017 and 2016 to the effective income tax rates, and for additional discussion regarding income taxes.

The effective income tax rate for 2018 was 595%. The difference in the effective income tax rate versus the statutory rate of 21% for 2018 was primarily due to amortization of excess accumulated deferred income taxes, the tax effects of a restructuring within the Utility, and a restructuring of the investment holdings in one of the Entergy Wholesale Commodities’ nuclear plant decommissioning trusts for which additional tax basis is now recoverable. See Notes 2 and 3 to the financial statements for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements for a discussion of the restructuring.

The effective income tax rate for 2017 was 56.1%. The difference in the effective income tax rate versus the statutory rate of 35% for 2017 was primarily due to the enactment of the Tax Cuts and Jobs Act, signed by President

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2016 Consolidated Net Income (Loss)	$1,151,133	($1,493,124)	($222,512)	($564,503)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	138,617	(73,433)	(16)	65,168
Other operation and maintenance	103,302	(26,954)	4,869	81,217
Asset write-offs, impairments, and related charges	—	(2,297,265)	—	(2,297,265)
Taxes other than income taxes	38,897	(14,657)	814	25,054
Depreciation and amortization	49,491	(6,731)	31	42,791
Other income	59,930	108,128	1,962	170,020
Interest expense	(10,245)	856	5,362	(4,027)
Other expenses	24,859	12,874	—	37,733
Income taxes	370,228	1,045,783	(56,182)	1,359,829
2017 Consolidated Net Income (Loss)	$773,148	($172,335)	($175,460)	$425,353

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

impairment and related charges. See Note 3 to the financial statements for further discussion of the effects of the Tax Cuts and Jobs Act and the change in the tax classification.

Results of operations for 2016 include: 1) $2,836 million ($1,829 million net-of-tax) of impairment and related charges primarily to write down the carrying values of the Entergy Wholesale Commodities’ Palisades, Indian Point 2, and Indian Point 3 plants and related assets to their fair values; 2) a reduction of income tax expense, net of unrecognized tax benefits, of $238 million as a result of a change in the tax classification of a legal entity that owned one of the Entergy Wholesale Commodities nuclear power plants, income tax benefits as a result of the settlement of the 2010-2011 IRS audit, including a $75 million tax benefit recognized by Entergy Louisiana related to the treatment of the Vidalia purchased power agreement, and a $54 million net benefit recognized by Entergy Louisiana related to the treatment of proceeds received in 2010 for the financing of Hurricane Gustav and Hurricane Ike storm costs pursuant to Louisiana Act 55; and 3) a reduction in expenses of $100 million ($64 million net-of-tax) due to the effects of recording in 2016 the final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. See Note 14 to the financial statements for further discussion of the impairment and related charges, see Note 3 to the financial statements for additional discussion of the income tax items, and see Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for 2017 and 2016.

	2017	2016
Owned capacity (MW) (a)	3,962	4,800
GWh billed	30,501	35,881

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	83%	87%
GWh billed	28,178	33,551
Average energy price ($/MWh)	$41.60	$41.33
Average capacity price ($/kW-month)	$6.16	$4.64
Refueling outage days:
FitzPatrick	42	—
Indian Point 2	—	102
Indian Point 3	66	—
Pilgrim	43	—
Palisades	27	—

(a)	The reduction in owned capacity is due to Entergy’s sale of the 838 MW FitzPatrick plant to Exelon in March 2017. See Note 14 to the financial statements for discussion of the sale of FitzPatrick.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $2,313 million for 2016 to $2,416 million for 2017 primarily due to:

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

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $890 million for 2016 to $864 million for 2017 primarily due to the absence of other operation and maintenance expenses from the FitzPatrick plant and a gain on the sale of assets resulting from the sale in March 2017 of the 838 MW FitzPatrick plant to Exelon. Entergy sold the FitzPatrick plant for approximately $110 million, which included a $10 million non-refundable signing fee paid in August 2016, in addition to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain of $16 million on the sale. See Note 14 to the financial statements for discussion of the sale of FitzPatrick. The decrease was partially offset by:

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Income Taxes

See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% for 2017 and 2016 to the effective income tax rates, and for additional discussion regarding income taxes.

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

Income Tax Legislation

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Act). As a result of the Act, Entergy and the Registrant Subsidiaries re-measured their deferred tax assets and liabilities in December 2017 to reflect the reduction in the federal corporate income tax rate from 35% to 21% that was effective January 1, 2018. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 and 2018 results of

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

Entergy’s operating cash flows have been and will be reduced in the near-term by the Act, most significantly over the time that the Registrant Subsidiaries will return unprotected excess deferred income taxes to customers. Rate base is expected to increase over time as a consequence of the Act as the excess deferred income taxes are returned to customers. Entergy is financing its incremental cash requirements as a consequence of the Act through a combination of Registrant Subsidiary debt and Entergy Corporation debt and equity. In June 2018, Entergy Corporation marketed an equity offering of 15.3 million shares of common stock. In lieu of issuing equity at the time of the offering, Entergy entered into forward sale agreements with several counterparties. In December 2018, Entergy physically settled a portion of its obligations under the forward sale agreements by delivering 6.8 million shares of its common stock in exchange for cash proceeds of approximately $500 million. Entergy is required to settle its remaining obligations under the forward sale agreements with respect to the remaining 8.5 million shares of common stock on or prior to June 7, 2019.

Entergy Wholesale Commodities Exit from the Merchant Power Business

Entergy Wholesale Commodities includes the ownership of the following nuclear reactors as of December 31, 2018:

	Location	Market	Capacity	Status
Vermont Yankee	Vernon, VT	ISO-NE	605 MW	Plant sold on January 11, 2019
Pilgrim	Plymouth, MA	ISO-NE	688 MW	Planned shutdown in 2019
Indian Point 2	Buchanan, NY	NYISO	1,028 MW	Planned shutdown in 2020
Indian Point 3	Buchanan, NY	NYISO	1,041 MW	Planned shutdown in 2021
Palisades	Covert, MI	MISO	811 MW	Planned shutdown in 2022

As discussed below, Entergy sold its FitzPatrick nuclear power plant to Exelon in March 2017 and the Vermont Yankee plant to NorthStar in January 2019. The Pilgrim and Palisades plants are under contract to be sold, subject to certain conditions, after they are shut down. Entergy also sold the Rhode Island State Energy Center, a natural gas-fired combined cycle generating plant, in December 2015.

These plant sales and contracts to sell are the result of a strategy that Entergy has undertaken to manage and reduce the risk of the Entergy Wholesale Commodities business, which includes taking actions to reduce the size of the merchant fleet. Management evaluated the challenges for each of the plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs. Management continues to look for ways to mitigate the operational and decommissioning risks associated with the merchant power business. Changes to current assumptions regarding the operating life of a plant, the decommissioning timeline and process, or the length of time that Entergy will continue to own a plant could result in revisions to the asset retirement obligations and affect compliance with certain NRC minimum financial assurance requirements for meeting obligations to decommission the plants. Increases in the asset retirement obligations are likely to result in an increase in operating expense in the period of a revision. The possibility that a plant may have an operating life shorter than previously assumed could result in the need for additional contributions to decommissioning trust funds, or the posting of parent guarantees, letters of credit, or other surety mechanisms.

Entergy Wholesale Commodities also includes the ownership of two non-operating nuclear facilities, Big Rock Point in Michigan and Indian Point 1 in New York that were acquired when Entergy purchased the Palisades and Indian Point 2 nuclear plants, respectively. These facilities are in various stages of the decommissioning process, and Big Rock Point is also under contract to be sold with the Palisades plant. In addition, Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

provides operations and management services, including decommissioning services, to nuclear power plants owned by other utilities in the United States. A relatively minor portion of the Entergy Wholesale Commodities business is the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

Shutdown and Sale of Vermont Yankee

On December 29, 2014, the Vermont Yankee plant ceased power production and entered its decommissioning phase. In November 2016, Entergy entered into an agreement to sell 100% of the membership interests in Entergy Nuclear Vermont Yankee, LLC to a subsidiary of NorthStar. Entergy Nuclear Vermont Yankee was the owner of the Vermont Yankee plant. The sale of Entergy Nuclear Vermont Yankee to NorthStar included the transfer of the nuclear decommissioning trust fund and the asset retirement obligation for the spent fuel management and decommissioning of the plant.

In March 2018, Entergy and NorthStar entered into a settlement agreement and a Memorandum of Understanding with State of Vermont agencies and other interested parties that set forth the terms on which the agencies and parties supported the Vermont Public Utility Commission’s approval of the transaction. The agreements provided additional financial assurance for decommissioning, spent fuel management and site restoration, and detailed the site restoration standards. In October 2018 the NRC issued an order approving the application to transfer Vermont Yankee’s license to NorthStar for decommissioning. In December 2018 the Vermont Public Utility Commission issued an order approving the transaction consistent with the Memorandum of Understanding’s terms. On January 11, 2019, Entergy and NorthStar closed the transaction.

Entergy Nuclear Vermont Yankee had an outstanding credit facility that was used to pay for dry fuel storage costs. This credit facility was guaranteed by Entergy Corporation. A subsidiary of Entergy assumed the obligations under the credit facility. At the closing of the sale transaction, NorthStar caused Entergy Nuclear Vermont Yankee, renamed NorthStar Vermont Yankee, to issue a $139 million promissory note to the Entergy subsidiary that assumed the credit facility obligations. The amount of the note includes the balance outstanding on the credit facility, as well as borrowing fees and costs incurred by Entergy in connection with the credit facility.

With the receipt of the NRC and Vermont Public Utility Commission approvals and the resolution among the parties of the significant conditions of the sale, Entergy concluded that as of December 31, 2018 Vermont Yankee was in held for sale status. Entergy accordingly evaluated Vermont Yankee’s asset retirement obligation in light of the terms of the sale transaction and evaluated the remaining values of the Vermont Yankee assets. These evaluations resulted in an increase in the asset retirement obligation and $173 million of related asset impairment and other charges in the fourth quarter 2018. See Note 9 to the financial statements herein for additional discussion of the asset retirement obligation. See Note 14 to the financial statements for discussion of the closing of the Vermont Yankee transaction.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Planned Shutdown of Pilgrim

In October 2015, Entergy determined that it would close the Pilgrim plant. The decision came after management’s extensive analysis of the economics and operating life of the plant following the NRC’s decision in September 2015 to place the plant in its “multiple/repetitive degraded cornerstone column” (Column 4) of its Reactor Oversight Process Action Matrix. In January 2019 the NRC found that the Pilgrim plant had completed the corrective actions required to address the concerns that led to the plant’s placement in Column 4 and had demonstrated sustained improvement. The Pilgrim plant is expected to cease operations on May 31, 2019, at the end of its current fuel cycle. See Note 14 to the financial statements for discussion of the impairment charges associated with the decision to cease operations earlier than expected and see Note 8 for further discussion on the placement of Pilgrim in Column 4.

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

Other provisions of the settlement include termination of all then-existing investigations of Indian Point by the parties to the agreement, which include the New York State Department of Environmental Conservation, the New York State Department of State, the New York State Department of Public Service, the New York State Department of Health, and the New York State Attorney General. The settlement recognizes the right of New York State agencies

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

to pursue new investigations and enforcement actions with respect to new circumstances or existing conditions that become materially exacerbated.

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

See Note 14 to the financial statements for further discussion of the impairment charges associated with management’s decision to shut down the Indian Point plants.

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

In September 2017 the Michigan Public Service Commission issued an order conditionally approving the PPA amendment transaction, but only granting Consumers Energy recovery of $136.6 million of the $172 million requested early termination payment. As a result, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement. Entergy will continue to operate Palisades under the current PPA with Consumers Energy, instead of shutting down in the fall of 2018 as previously planned. Entergy intends to shut down the Palisades nuclear power plant permanently on May 31, 2022. As a result of the increase in the expected operating life of the plant, the expected probability-weighted undiscounted net cash flows as of September 30, 2017 exceeded the carrying value of the plant and related assets. Accordingly, nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets incurred at Palisades after September 30, 2017 are no longer charged to expense as incurred, but recorded as assets and depreciated or amortized, subject to the typical periodic impairment reviews prescribed in the accounting rules. See Note 9 to the financial statements for discussion of the associated asset retirement obligation revision. See Note 14 to the financial statements for discussion of the updated calculation of the PPA liability amortization and discussion of the impairment charges associated with the decision to cease operations at Palisades.

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

The Pilgrim transaction is subject to certain closing conditions, including: the permanent shutdown of Pilgrim and the transfer of all nuclear fuel from the reactor vessel to the spent nuclear fuel pool; NRC approval for the transfer of the operating and the independent spent fuel storage installation licenses; FERC approval for the change in control of the switchyard; receipt of a favorable private letter ruling from the IRS; the market value of the nuclear decommissioning trust for Pilgrim, less the hypothetical income tax on the aggregate unrealized gain of such fund

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

assets at closing, equaling or exceeding a specified minimum amount; and, the Palisades purchase and sale agreement having not been terminated due to a breach by Holtec or its subsidiary.

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

Subject to the above conditions, the Pilgrim transaction is expected to close by the end of 2019 and the Palisades transaction is expected to close by the end of 2022. The Pilgrim transaction is expected currently to result in an approximate $120 million loss and the Palisades transaction is expected currently to result in an approximate $80 million gain based on the difference between Entergy’s net investment in each subsidiary and the sale price plus any agreed adjustments. The primary variables in the ultimate loss or gain that Entergy will incur are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, financial results from plant operations until the closing, and the level of any deferred tax balances at closing.

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy incurred approximately $139 million in costs in 2018, $113 million in costs in 2017, and $95 million in costs in 2016 associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet, primarily employee retention and severance expenses and other benefits-related costs, and contracted economic development contributions. Entergy expects to incur employee retention and severance expenses of approximately $120 million in 2019, and a total of approximately $110 million from 2020 through 2022 associated with these strategic transactions. See Note 13 to the financial statements for further discussion of these costs.

In 2018, Entergy Wholesale Commodities incurred $532 million, and in 2017 it incurred $538 million, of impairment charges related to nuclear fuel spending, nuclear refueling outage spending, expenditures for capital assets, and asset retirement obligation revisions. These costs were charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired. In 2016, Entergy Wholesale Commodities incurred impairment charges of $2.8 billion primarily to write down the carrying values of the Entergy Wholesale Commodities’ Palisades, Indian Point 2, and Indian Point 3 plants and related assets to their fair values. See Note 14 to the financial statements for further discussion of these impairment charges.

Liquidity and Capital Resources

This section discusses Entergy’s capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy’s debt to capital ratio is balanced between equity and debt, as shown in the following table.

	December 31, 2018	December 31, 2017
Debt to capital	66.7%	67.1%
Effect of excluding securitization bonds	(0.5%)	(0.8%)
Debt to capital, excluding securitization bonds (a)	66.2%	66.3%
Effect of subtracting cash	(0.6%)	(1.1%)
Net debt to net capital, excluding securitization bonds (a)	65.6%	65.2%

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

Long-term debt, including the currently maturing portion, makes up most of Entergy’s total debt outstanding. Following are Entergy’s long-term debt principal maturities and estimated interest payments as of December 31, 2018. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2018. The amounts below include payments on System Energy’s Grand Gulf sale-leaseback transaction, which are included in long-term debt on the balance sheet.

Long-term debt maturities and estimated interest payments	2019	2020	2021	2022-2023	after 2023
	(In Millions)
Utility	$1,336	$1,012	$1,908	$2,554	$16,282
Entergy Wholesale Commodities	4	142	—	—	—
Parent and Other	79	522	56	933	810
Total	$1,419	$1,676	$1,964	$3,487	$17,092

Note 5 to the financial statements provides more detail concerning long-term debt outstanding.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2023. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate for the year ended December 31, 2018 was 3.60% on the drawn portion of the facility.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

As of December 31, 2018, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$220	$6	$3,274

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of December 31, 2018, Entergy Corporation had $1.942 billion of commercial paper outstanding. The weighted-average interest rate for the year ended December 31, 2018 was 2.50%.

Capital lease obligations are a minimal part of Entergy’s overall capital structure. Following are Entergy’s payment obligations under those leases.

	2019	2020	2021	2022-2023	after 2023
	(In Millions)
Capital lease payments	$3	$3	$3	$6	$16

The capital leases are discussed in Note 10 to the financial statements.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2018 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2018	Letters of Credit Outstanding as of December 31, 2018
Entergy Arkansas	April 2019	$20 million (b)	3.77%	—	—
Entergy Arkansas	September 2023	$150 million (c)	3.77%	—	—
Entergy Louisiana	September 2023	$350 million (c)	3.77%	—	—
Entergy Mississippi	May 2019	$10 million (d)	4.02%	—	—
Entergy Mississippi	May 2019	$35 million (d)	4.02%	—	—
Entergy Mississippi	May 2019	$37.5 million (d)	4.02%	—	—
Entergy New Orleans	November 2021	$25 million (c)	3.80%	—	$0.8 million
Entergy Texas	September 2023	$150 million (c)	4.02%	—	$1.3 million

(a)	The interest rate is the estimated interest rate as of December 31, 2018 that would have been applied to outstanding borrowings under the facility.

(b)	Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2018:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2018 (a)
Entergy Arkansas	$25 million	0.70%	$1 million
Entergy Louisiana	$125 million	0.70%	$25.9 million
Entergy Mississippi	$40 million	0.70%	$16.7 million
Entergy New Orleans	$15 million	1.00%	$2 million
Entergy Texas	$50 million	0.70%	$20.9 million

(a)
As of December 31, 2018, letters of credit posted with MISO covered financial transmission right exposure of $0.2 million for Entergy Mississippi and $4.1 million for Entergy Texas. See Note 15 to the financial statements for discussion of financial transmission rights.

As of December 31, 2018, Entergy Nuclear Vermont Yankee had a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $145 million that expires in November 2020. As of December 31, 2018, $139 million in cash borrowings were outstanding under the credit facility. The weighted average interest rate for the year ended December 31, 2018 was 3.50% on the drawn portion of the facility.  In anticipation of the transfer of Entergy Nuclear Vermont Yankee to NorthStar, the credit facility was assumed by Vermont Yankee Asset Retirement Management, LLC, Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer, in January 2019 and the borrowing capacity was reduced to $139 million. See Note 4 to the financial statements for additional discussion of the Vermont Yankee credit facility. See Note 14 to the financial statements for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy’s guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy’s financial condition, results of operations, or cash flows. Following are Entergy’s payment obligations as of December 31, 2018 on non-cancelable operating leases with a term over one year:

	2019	2020	2021	2022-2023	after 2023
	(In Millions)
Operating lease payments	$94	$82	$75	$108	$88

Operating leases are discussed in Note 10 to the financial statements.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Summary of Contractual Obligations of Consolidated Entities

Contractual Obligations	2019	2020-2021	2022-2023	after 2023	Total
	(In Millions)
Long-term debt (a)	$1,419	$3,640	$3,487	$17,092	$25,638
Capital lease payments (b)	$3	$6	$6	$16	$31
Operating leases (b) (c)	$94	$157	$108	$88	$447
Purchase obligations (d)	$1,331	$2,301	$2,743	$3,340	$9,715

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Lease obligations are discussed in Note 10 to the financial statements.

(c)	Does not include power purchase agreements that are accounted for as leases that are included in purchase obligations.

(d)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. Almost all of the total are fuel and purchased power obligations.

In addition to the contractual obligations stated above, Entergy currently expects to contribute approximately $176.9 million to its pension plans and approximately $47.6 million to other postretirement plans in 2019, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy has $1,213 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy’s planned construction and other capital investments by operating segment for 2019 through 2021.

Planned construction and capital investments	2019	2020	2021
	(In Millions)
Utility:
Generation	$1,915	$1,090	$1,515
Transmission	1,060	845	570
Distribution	1,040	1,095	1,325
Utility Support	515	405	325
Total	4,530	3,435	3,735
Entergy Wholesale Commodities	110	40	20
Total	$4,640	$3,475	$3,755

Planned construction and capital investments refer to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth, and includes spending for the nuclear and non-nuclear plants at Entergy Wholesale Commodities. In addition to routine capital projects, they also refer to amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following types of construction and capital investments:

•
Investments, including the St. Charles Power Station, Lake Charles Power Station, Washington Parish Energy Center, Choctaw Generating Station, Sunflower Solar Facility, New Orleans Power Station, and Montgomery County Power Station, each discussed below, and potential construction of additional generation.

•	Entergy Wholesale Commodities investments such as component replacements, software and security, and dry cask storage.

•	Investments in Entergy’s nuclear fleet.

•	Transmission spending to enhance reliability, reduce congestion, and enable economic growth.

•	Distribution spending to enhance reliability and improve service to customers, including investment to support advanced metering.

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

St. Charles Power Station

In August 2015, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a nominal 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. It is currently estimated to cost $869 million to construct, including transmission interconnection and other related costs. The LPSC issued an order approving certification of St. Charles Power Station in December 2016. Construction is in progress and commercial operation is expected to occur by mid-2019.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Washington Parish Energy Center

In April 2017, Entergy Louisiana signed an agreement with a subsidiary of Calpine Corporation for the construction and purchase of a peaking plant. Calpine will construct the plant, which will consist of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 361 MW. The plant, named the Washington Parish Energy Center, will be located in Bogalusa, Louisiana and, subject to permits and approvals, is expected to be completed by 2021. Subject to regulatory approvals, Entergy Louisiana will purchase the plant once it is complete for an estimated total investment of approximately $261 million, including transmission and other related costs. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. In April 2018 the parties reached a settlement recommending certification and cost recovery through the additional capacity mechanism of the formula rate plan, consistent with prior LPSC precedent with respect to the certification and recovery of plants previously acquired by Entergy Louisiana. The LPSC issued an order approving the settlement in May 2018.

Choctaw Generating Station

In August 2018, Entergy Mississippi announced that it signed an asset purchase agreement to acquire from a subsidiary of GenOn Energy Inc. the Choctaw Generating Station, an 810 MW natural gas fired combined-cycle turbine plant located near French Camp, Mississippi.  The purchase price is expected to be approximately $314 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $401 million.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and the FERC. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act has occurred.  In October 2018, Entergy Mississippi filed an application with the MPSC seeking approval of the acquisition and cost recovery. In a separate filing in October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions approved by the MPSC. Closing is expected to occur by the end of 2019.

Sunflower Solar Facility

In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project will be built by Sunflower County Solar Project, LLC, a sub-subsidiary of Recurrent Energy,

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

LLC. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  In December 2018, Entergy Mississippi filed a joint petition with Sunflower Solar Project at the MPSC for Sunflower Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi has proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility.  Closing is expected to occur by the end of 2021.

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which was retired effective May 31, 2016. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. The cost estimate for the alternative 128 MW unit is $210 million. In addition, the application renewed the commitment to pursue up to 100 MW of renewable resources to serve New Orleans. In March 2018 the City Council adopted a resolution approving construction of the 128 MW unit. The targeted commercial operation date is mid-2020, subject to receipt of all necessary permits. In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law. In May 2018 the City Council announced that it would initiate an investigation into allegations that Entergy New Orleans, Entergy, or some other entity paid or participated in paying certain attendees and speakers in support of the New Orleans Power Station to attend or speak at certain meetings organized by the City Council. In June 2018, Entergy New Orleans produced documents in response to a City Council resolution relating to this investigation. The City Council issued a request for qualifications for an investigator and in June 2018 selected two investigators. In October 2018 the investigators for the City Council released their report, concluding that individuals were paid to attend and/or speak in support of the New Orleans Power Station and that Entergy New Orleans “knew or should have known that such conduct occurred or reasonably might occur.”  The City Council held a special meeting on October 31, 2018 to allow the investigators to present the report and for the City Council to consider next steps.  At that meeting, the City Council issued a resolution requiring Entergy New Orleans to show cause why it should not be fined $5 million as a result of the findings in the report. In November 2018, Entergy New Orleans submitted its response to the show cause resolution, disagreeing with certain characterizations and omissions of fact in the report and asserting that the City Council could not legally impose the proposed fine.  Simultaneous with the filing of its response to the show cause resolution, Entergy New Orleans sent a letter to the City Council re-asserting that the City Council’s imposition of the proposed fine would be unlawful, but acknowledging that the actions of a subcontractor, which was retained by an Entergy New Orleans contractor without the knowledge or contractually-required consent of Entergy New Orleans, were contrary to Entergy’s values.  In that letter, Entergy New Orleans offered to donate $5 million to the City Council to resolve the show cause proceeding.  In January 2019, Entergy New Orleans submitted a new settlement proposal to the City Council. The proposal retains the components of the first offer but adds to it a commitment to make reasonable efforts to limit the costs of the project to the $210 million cost estimate with advanced notification of anticipated cost overruns, additional reporting requirements for cost and environmental items, and a commitment regarding reliability investment and to work with the New Orleans Sewerage and Water Board to provide a reliable source of power. In February 2019 the City Council approved a resolution approving the settlement proposal and allowing the construction of the New Orleans Power Station to commence.

Montgomery County Power Station

In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities. At its January 2019 meeting, the Board declared a dividend of $0.91 per share. Entergy paid $648 million in 2018, $629 million in 2017, and $612 million in 2016 in cash dividends on its common stock.

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

In addition to the authority to fund grant exercises, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. As of December 31, 2018, $350 million of authority remains under the $500 million share repurchase program. The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Sources of Capital

Entergy’s sources to meet its capital requirements and to fund potential investments include:

•	internally generated funds;

•	cash on hand ($481 million as of December 31, 2018);

•	securities issuances;

•	bank financing under new or existing facilities or commercial paper; and

•	sales of assets.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future.

Provisions within the organizational documents relating to preferred stock or membership interests of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred equity. All debt and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their debt issuances are also subject to issuance tests set forth in bond indentures and other agreements. Entergy believes that the Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs.

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy. The City Council has concurrent jurisdiction over Entergy New Orleans’s securities issuances with maturities longer than one year. The APSC has concurrent jurisdiction over Entergy Arkansas’s issuances of securities secured by Arkansas property, including first mortgage bond issuances. No regulatory approvals are necessary for Entergy Corporation to issue securities. The current FERC-authorized short-term borrowing limits and long-term borrowing limits for Entergy New Orleans are effective through October 2019. The current FERC-authorized short-term borrowing limits and long-term financing authorization for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy are effective through November 2020. Entergy Arkansas has obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2020. Entergy New Orleans also has obtained long-term financing authorization from the City Council that extends through October 2019. Entergy Arkansas, Entergy Louisiana, and System Energy each have obtained long-term financing authorization from the FERC that extends through November 2020 for issuances by the nuclear fuel company variable interest entities. In addition to borrowings from commercial banks, the Registrant Subsidiaries may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements. The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce Entergy’s subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. See Notes 4 and 5 to the financial statements for further discussion of Entergy’s borrowing limits, authorizations, and amounts outstanding.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the years ended December 31, 2018, 2017, and 2016 were as follows:

	2018	2017	2016
	(In Millions)
Cash and cash equivalents at beginning of period	$781	$1,188	$1,351

Net cash provided by (used in):
Operating activities	2,385	2,624	2,999
Investing activities	(4,106)	(3,841)	(3,850)
Financing activities	1,421	810	688
Net decrease in cash and cash equivalents	(300)	(407)	(163)

Cash and cash equivalents at end of period	$481	$781	$1,188

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Activities

2018 Compared to 2017

Net cash flow provided by operating activities decreased by $239 million in 2018 primarily due to:

•
the return of unprotected excess accumulated deferred income taxes to Utility customers. See Note 2 to the financial statements for a discussion of the regulatory activity regarding the Tax Cuts and Jobs Act;

•
lower Entergy Wholesale Commodities net revenue in 2018 as compared to the same period in 2017 (except for revenues resulting from the FitzPatrick reimbursement agreement with Exelon). See Note 14 to the financial statements for discussion of the reimbursement agreement;

•
a decrease due to the timing of recovery of fuel and purchased power costs in 2018 as compared to the prior year. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery;

•	an increase of $56 million in interest paid in 2018 as compared to the prior year resulting from an increase in interest expense;

•
income tax payments of $20 million in 2018 compared to income tax refunds of $13 million in 2017. Entergy made income tax payments in 2018 for estimated federal income taxes. Entergy received income tax refunds in 2017 resulting from the carryback of net operating losses; and

•
proceeds of $2 million received in 2018 compared to proceeds of $23 million received in 2017 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

The decrease was partially offset by:

•	the effect of favorable weather on billed Utility sales in 2018;

•	the timing of collection of receivables from Utility customers;

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements for discussion of the settlement and refund;

•	a decrease of $58 million in spending on nuclear refueling outages in 2018 as compared to the prior year; and

•
a decrease of $57 million in severance and retention payments in 2018 as compared to the prior year. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

2017 Compared to 2016

Net cash flow provided by operating activities decreased by $375 million in 2017 primarily due to:

•
lower Entergy Wholesale Commodities net revenue (except for revenues resulting from the FitzPatrick reimbursement agreement with Exelon) in 2017 as compared to prior year, as discussed above. See Note 14 to the financial statements for discussion of the reimbursement agreement;

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

The decrease was partially offset by:

•
income tax refunds of $13 million in 2017 compared to income tax payments of $95 million in 2016. Entergy received income tax refunds in 2017 resulting from the carryback of net operating losses. Entergy made income tax payments in 2016 related to the effect of the 2006-2007 IRS audit and for jurisdictions that do not have net operating loss carryovers or jurisdictions in which the utilization of net operating loss carryovers are limited;

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

Investing Activities

2018 Compared to 2017

Net cash flow used in investing activities increased by $265 million in 2018 primarily due to:

•
an increase of $334 million in construction expenditures, primarily in the Utility business. The increase in construction expenditures in the Utility business is primarily due to an increase of $205 million in fossil-fueled generation construction expenditures primarily due to higher spending in 2018 on self-build projects in the Utility business and an increase of $88 million in nuclear construction expenditures primarily due to a higher scope of work performed during the Grand Gulf outage in 2018;

•	proceeds of $100 million from the sale in March 2017 of the FitzPatrick plant to Exelon. See Note 14 to the financial statements for a discussion of the sale of FitzPatrick; and

•	collateral posted to provide credit support to secure its obligations under agreements to sell power produced by Entergy Wholesale Commodities’ power plants.

The increase was partially offset by:

•	changes in the decommissioning trust funds, including portfolio rebalancing of certain decommissioning trust funds in 2018;

•
a decrease of $75 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
an increase of $34 million in proceeds received from the DOE in 2018 as compared to the prior year resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

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

Financing Activities

2018 Compared to 2017

Net cash flow provided by financing activities increased by $611 million in 2018 primarily due to:

•
long-term debt activity providing approximately $1,070 million of cash in 2018 compared to $224 million in 2017. Borrowings and repayments of borrowings on Entergy’s long-term credit facility are included in long-term debt activity; and

•
proceeds from the issuance of common stock of $499 million as a result of the settlement of equity forwards in 2018. See Note 7 to the financial statements for discussion of the equity forward sale agreements.

The increase was partially offset by a decrease of $647 million in net issuances of commercial paper in 2018 compared to 2017 and a net decrease of $152 million in 2018 in short-term borrowings by the nuclear fuel company variable interest entities.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Company	Authorized Return on Common Equity

Entergy Arkansas	9.25% - 10.25%
Entergy Louisiana	9.95% Electric (a); 9.45% - 10.45% Gas
Entergy Mississippi	9.28% - 11.36%
Entergy New Orleans	10.7% - 11.5% Electric; 10.25% - 11.25% Gas
Entergy Texas	9.65%

(a)	Based on 2017 test year. Authorized return on common equity for 2018 and 2019 test years will be 9.2% - 10.4%.

The Utility operating companies’ base rate, fuel and purchased power cost recovery, and storm cost recovery proceedings are discussed in Note 2 to the financial statements.

Federal Regulation

The FERC regulates wholesale sales of electricity rates and interstate transmission of electricity, including rates for System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. The current return on equity and capital structure of System Energy are currently the subject of complaints filed by certain of the operating companies’ retail regulators. The current return on equity under the Unit Power Sales Agreement is 10.94%. Prior to each operating company’s termination of participation in the System Agreement (Entergy Arkansas in December 2013, Entergy Mississippi in November 2015, and Entergy Louisiana, Entergy New Orleans, and Entergy Texas each in August 2016), the Utility operating companies engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which was a rate schedule approved by the FERC. Certain of the Utility operating companies’ retail regulators are pursuing litigation involving the System Agreement at the FERC and in federal courts. See Note 2 to the financial statements for discussion of the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

System Agreement proceedings, the complaints filed with the FERC challenging System Energy’s return on equity, and the amendments to the Unit Power Sales Agreement approved by the FERC in 2018.

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

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both. In addition to its forward physical power contracts, Entergy Wholesale Commodities may also use a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk. The sensitivities may not reflect the total maximum upside potential from higher market prices. The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation. Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of December 31, 2018.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2019	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	98%	94%	91%	66%
Planned generation (TWh) (c) (d)	25.6	17.7	9.6	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of December 31, 2018	$39.7	$42.1	$56.8	$58.8

Capacity
Percent of capacity sold forward (e):
Bundled capacity and energy contracts (f)	26%	37%	68%	97%
Capacity contracts (g)	32%	5%	—%	—%
Total	58%	42%	68%	97%
Planned net MW in operation (average) (d)	3,167	2,195	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$5.9	$2.3	$—	$—

Total Energy and Capacity Revenues (h)
Expected sold and market total revenue per MWh	$44.4	$45.1	$54.9	$47.3
Sensitivity: -/+ $10 per MWh market price change	$44.2 - $44.6	$44.9 - $45.3	$54.0 - $55.8	$43.9 - $50.8

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty. Positions that are not classified as hedges are netted in the planned generation under contract.

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

(c)
Amount of output expected to be generated by Entergy Wholesale Commodities nuclear resources considering plant operating characteristics, outage schedules, and expected market conditions that affect dispatch.

(d)
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

(e)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.

(f)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.

(g)	A contract for the sale of an installed capacity product in a regional market.

(h)
Includes assumptions on converting a portion of the portfolio to contracted with fixed price cost or discount and excludes non-cash revenue from the amortization of the Palisades below-market purchased power agreement, mark-to-market activity, and service revenues.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on the respective year-end market

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $6 million in 2019 and would have had a corresponding effect on pre-tax income of $3 million in 2018. A negative $10 per MWh change in the annual average energy price in the markets based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($6) million in 2019 and would have had a corresponding effect on pre-tax income of ($3) million in 2018.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At December 31, 2018, based on power prices at that time, Entergy had liquidity exposure of $126 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $52 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2018, Entergy would have been required to provide approximately $69 million of additional cash or letters of credit under some of the agreements. As of December 31, 2018, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $310 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of December 31, 2018, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Grand Gulf

Based on the plant’s performance indicators, in November 2016 the NRC placed Grand Gulf in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix. In August 2018 the NRC moved Grand Gulf into the “licensee response column,” or Column 1, of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review Grand Gulf’s performance in addressing issues that had previously resulted in classification in Column 2. Based on performance indicator data for the third quarter 2018, Grand Gulf moved back to Column 2 due to a reduction in power to address an operational issue with a plant system that resulted in the threshold for one of the NRC’s performance indicators being exceeded.

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

•
Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant’s retirement must be estimated for those plants that do not have an announced shutdown date. The estimate may include assumptions regarding the possibility that the plant may have an operating life shorter than the operating license expiration. Second, an assumption must be made regarding whether all decommissioning activity will proceed immediately upon plant retirement, or whether the plant will be placed in SAFSTOR status. SAFSTOR is decommissioning a facility by placing it in a safe, stable condition that is maintained until it is subsequently decontaminated and dismantled to levels that permit license termination, normally within 60 years from permanent cessation of operations. A change of assumption

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

regarding either the period of continued operation, the use of a SAFSTOR period, or whether Entergy will continue to hold the plant or the plant is held for sale can change the present value of the asset retirement obligation.

•
Cost Escalation Factors - Entergy’s current decommissioning cost studies include an assumption that decommissioning costs will escalate over present cost levels by factors ranging from approximately 2% to 3% annually. A 50-basis point change in this assumption could change the estimated present value of the decommissioning liabilities by approximately 6% to 18%. The timing assumption influences the significance of the effect of a change in the estimated inflation or cost escalation rate because the effect increases with the length of time assumed before decommissioning activity ends.

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

•
Technology and Regulation - Over the past several years, more practical experience with the actual decommissioning of nuclear facilities has been gained and that experience has been incorporated into Entergy’s current decommissioning cost estimates. Given the long duration of decommissioning projects, additional experience, including technological advancements in decommissioning, could be gained, however, and affect current cost estimates. In addition, if regulations regarding nuclear decommissioning were to change, this could significantly affect cost estimates.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Impairment of Long-lived Assets and Trust Fund Investments

Entergy has significant investments in long-lived assets in both of its operating segments, and Entergy evaluates these assets against the market economics and under the accounting rules for impairment when there are indications that an impairment may exist. This evaluation involves a significant degree of estimation and uncertainty. In the Entergy Wholesale Commodities business, Entergy’s investments in merchant generation assets are subject to impairment if adverse market or regulatory conditions arise, particularly if it leads to a decision or an expectation that Entergy will operate or own a plant for a shorter period than previously expected; if there is a significant adverse change in the physical condition of a plant; or, if investment in a plant significantly exceeds previously-expected amounts.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

See Note 14 to the financial statements for a discussion of impairment conclusions related to the Entergy Wholesale Commodities nuclear plants.

Entergy evaluates the available-for-sale debt securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. If Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary-impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. Effective January 1, 2018 with the adoption of ASU 2016-01, unrealized losses and gains on investments in equity securities held by the Entergy Wholesale Commodities’ nuclear decommissioning trust funds are recorded in earnings as they occur. See Note 16 to the financial statements for details on the decommissioning trust funds.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Assumptions

Key actuarial assumptions utilized in determining qualified pension and other postretirement health care and life insurance costs include discount rates, projected healthcare cost rates, expected long-term rate of return on plan assets, rate of increase in future compensation levels, retirement rates, expected timing and form of payments, and mortality rates.

Annually, Entergy reviews and, when necessary, adjusts the assumptions for the pension and other postretirement plans. Every three-to-five years, a formal actuarial assumption experience study that compares assumptions to the actual experience of the pension and other postretirement health care and life insurance plans is conducted. The interest rate environment over the past few years and volatility in the financial equity markets have affected Entergy’s funding and reported costs for these benefits.

Discount rates

In selecting an assumed discount rate to calculate benefit obligations, Entergy uses a yield curve based on high-quality corporate debt with cash flows matching the expected plan benefit payments. In estimating the service cost and interest cost components of net periodic benefit cost, Entergy discounts the expected cash flows by the applicable spot rates.

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

In 2017, Entergy confirmed its liability-driven investment strategy for its pension assets, which recommended that the target asset allocation adjust dynamically over time, based on the funded status of the plan, to an ultimate allocation of 35% equity securities and 65% fixed income securities. The ultimate asset allocation is expected to be attained when the plan is 105% funded. The target pension asset allocation for 2018 was 58% equity and 42% fixed income securities.

In 2017, Entergy implemented a new asset allocation strategy for its non-taxable and taxable other postretirement assets, based on the funded status of each sub-account within each trust. The new strategy no longer focuses on targeting an overall asset allocation for each trust, but rather a target asset allocation for each sub-account within each trust that adjusts dynamically based on the funded status. The 2018 weighted average target postretirement asset allocation is 45% equity and 55% fixed income securities. See Note 11 to the financial statements for discussion of the current asset allocations for Entergy’s pension and other postretirement assets.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Sensitivities

The estimated 2019 and actual 2018 qualified pension and other postretirement costs and related underlying assumptions and sensitivities are shown below:

Costs	Estimated 2019	2018
	(In Millions)
Qualified pension cost	$248.4	$255.6
Other postretirement (income)/cost	($5.6)	$13.1

Assumptions	2019	2018
Discount rates
Qualified pension
Service cost	4.57%	3.89%
Interest cost	4.15%	3.44%
Other postretirement
Service cost	4.62%	3.88%
Interest cost	4.01%	3.33%

Expected long-term rates of return
Qualified pension assets	7.25%	7.50%
Other postretirement - non-taxable assets	6.50% - 7.25%	6.50% - 7.50%
Other postretirement - taxable assets - after tax rate	5.50%	5.50%

Weighted-average rate of future compensation	3.98%	3.98%

Assumed health care cost trend rates
Pre-65 retirees	6.59%	6.95%
Post-65 retirees	7.15%	7.25%
Ultimate rate	4.75%	4.75%
Year ultimate rate is reached and beyond
Pre-65 retirees	2027	2027
Post-65 retirees	2026	2027

Actual asset returns have an effect on Entergy’s qualified pension and other postretirement costs. In 2018, Entergy’s actual average annual return on qualified pension assets was approximately (5%) and for other postretirement assets was approximately (4%), as compared with the 2018 expected long-term rates of return discussed above.

The following chart reflects the sensitivity of qualified pension cost and qualified pension projected benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2019 Qualified Pension Cost	Impact on 2018 Qualified Projected Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$21	$210
Rate of return on plan assets	(0.25%)	$14	$—
Rate of increase in compensation	0.25%	$7	$34

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2019 Postretirement Benefit Cost	Impact on 2018 Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$2	$37
Health care cost trend	0.25%	$3	$29

Each fluctuation above assumes that the other components of the calculation are held constant.

Accounting Mechanisms

In accordance with pension accounting standards, Entergy utilizes a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. Additionally, accounting standards allow for the deferral of prior service costs/credits arising from plan amendments that attribute an increase or decrease in benefits to employee service in prior periods. Prior service costs/credits are then amortized into expense over the average future working life of active employees. Certain decisions, including workforce reductions, plan amendments, and plant shutdowns may significantly reduce the expense amortization period and result in immediate recognition of certain previously-deferred costs and gains/losses in the form of curtailment gains or losses. Similarly, payments made to settle benefit obligations, including lump sum benefit payments, can also result in recognition in the form of settlement losses or gains.

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

Funding

Entergy’s pension funding in 2018 was $383.5 million. Entergy estimates pension contributions will be approximately $176.9 million in 2019; although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019.

Minimum required funding calculations as determined under Pension Protection Act guidance are performed annually as of January 1 of each year and are based on measurements of the assets and funding liabilities as measured at that date. Any excess of the funding liability over the calculated fair market value of assets results in a funding shortfall that, under the Pension Protection Act, must be funded over a seven-year rolling period. The Pension Protection Act also imposes certain plan limitations if the funded percentage, which is based on calculated fair market values of assets divided by funding liabilities, does not meet certain thresholds. For funding purposes, asset gains and losses are smoothed in to the calculated fair market value of assets. The funding liability is based upon a weighted average 24-month corporate bond rate published by the U.S. Treasury which is generally subject to a corridor of the 25-year average of prior segment rates. Periodic changes in asset returns and interest rates can affect funding shortfalls and future cash contributions.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy contributed $43.8 million to its postretirement plans in 2018 and plans to contribute $47.6 million in 2019.

Other Contingencies

As a company with multi-state utility operations, Entergy is subject to a number of federal and state laws and regulations and other factors and conditions in the areas in which it operates, which potentially subjects it to environmental, litigation, and other risks. Entergy periodically evaluates its exposure for such risks and records a provision for those matters which are considered probable and estimable in accordance with generally accepted accounting principles.

Environmental

Entergy must comply with environmental laws and regulations applicable to air emissions, water discharges, solid waste (including coal combustion residuals), hazardous waste, toxic substances, protected species, and other environmental matters. Under these various laws and regulations, Entergy could incur substantial costs to comply or address any impacts to the environment. Entergy conducts studies to determine the extent of any required remediation and has recorded liabilities based upon its evaluation of the likelihood of loss and expected dollar amount for each issue. Additional sites or issues could be identified which require environmental remediation or corrective action for which Entergy could be liable. The amounts of environmental liabilities recorded can be significantly affected by the following external events or conditions.

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

Entergy Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy Corporation’s internal control over financial reporting as of December 31, 2018.

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

Based on management’s assessment of internal controls using the 2013 COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2018. Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy’s and each of the Registrant Subsidiaries’ financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

LEO P. DENAULT Chairman of the Board and Chief Executive Officer of Entergy Corporation
ANDREW S. MARSH
Executive Vice President and Chief Financial Officer of Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.

LAURA R. LANDREAUX Chair of the Board, President, and Chief Executive Officer of Entergy Arkansas, LLC	PHILLIP R. MAY, JR. Chairman of the Board, President, and Chief Executive Officer of Entergy Louisiana, LLC
HALEY R. FISACKERLY Chairman of the Board, President, and Chief Executive Officer of Entergy Mississippi, LLC	DAVID D. ELLIS Chairman of the Board, President, and Chief Executive Officer of Entergy New Orleans, LLC
SALLIE T. RAINER Chair of the Board, President, and Chief Executive Officer of Entergy Texas, Inc.	RODERICK K. WEST Chairman of the Board, President, and Chief Executive Officer of System Energy Resources, Inc.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2018	2017	2016	2015	2014
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$11,009,452	$11,074,481	$10,845,645	$11,513,251	$12,494,921
Net income (loss)	$862,555	$425,353	($564,503)	($156,734)	$960,257
Earnings (loss) per share:
Basic	$4.68	$2.29	($3.26)	($0.99)	$5.24
Diluted	$4.63	$2.28	($3.26)	($0.99)	$5.22
Dividends declared per share	$3.58	$3.50	$3.42	$3.34	$3.32
Return on common equity	10.08%	5.12%	(6.73%)	(1.83%)	9.58%
Book value per share, year-end	$46.78	$44.28	$45.12	$51.89	$55.83
Total assets	$48,275,066	$46,707,149	$45,904,434	$44,647,681	$46,414,455
Long-term obligations (a)	$15,758,083	$14,535,077	$14,695,422	$13,456,742	$12,627,180

(a) Includes long-term debt (excluding currently maturing debt), non-current capital lease obligations, and subsidiary preferred stock without sinking fund that is not presented as equity on the balance sheet.

	2018	2017	2016	2015	2014
	(Dollars In Millions)

Utility electric operating revenues:
Residential	$3,566	$3,355	$3,288	$3,518	$3,555
Commercial	2,426	2,480	2,362	2,516	2,553
Industrial	2,499	2,584	2,327	2,462	2,623
Governmental	226	231	217	223	227
Total retail	8,717	8,650	8,194	8,719	8,958
Sales for resale	300	253	236	249	330
Other	367	376	437	341	304
Total	$9,384	$9,279	$8,867	$9,309	$9,592

Utility billed electric energy sales (GWh):
Residential	37,107	33,834	35,112	36,068	35,932
Commercial	29,426	28,745	29,197	29,348	28,827
Industrial	48,384	47,769	45,739	44,382	43,723
Governmental	2,581	2,511	2,547	2,514	2,428
Total retail	117,498	112,859	112,595	112,312	110,910
Sales for resale	11,715	11,550	11,054	9,274	9,462
Total	129,213	124,409	123,649	121,586	120,372

Entergy Wholesale Commodities:
Operating revenues	$1,469	$1,657	$1,850	$2,062	$2,719
Billed electric energy sales (GWh)	29,875	30,501	35,881	39,745	44,424

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

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
February 26, 2019

We have served as the Corporation’s auditor since 2001.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$9,384,111	$9,278,895	$8,866,659
Natural gas	156,436	138,856	129,348
Competitive businesses	1,468,905	1,656,730	1,849,638
TOTAL	11,009,452	11,074,481	10,845,645

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	2,147,793	1,991,589	1,809,200
Purchased power	1,658,799	1,427,950	1,220,527
Nuclear refueling outage expenses	153,826	168,151	208,678
Other operation and maintenance	3,346,397	3,306,694	3,225,477
Asset write-offs, impairments, and related charges	532,321	538,372	2,835,637
Decommissioning	388,508	405,685	327,425
Taxes other than income taxes	641,952	617,556	592,502
Depreciation and amortization	1,369,442	1,389,978	1,347,187
Other regulatory charges (credits) - net	301,049	(131,901)	94,243
TOTAL	10,540,087	9,714,074	11,660,876

OPERATING INCOME (LOSS)	469,365	1,360,407	(815,231)

OTHER INCOME
Allowance for equity funds used during construction	129,602	95,088	67,563
Interest and investment income	63,864	288,197	145,127
Miscellaneous - net	(129,754)	(113,426)	(112,851)
TOTAL	63,712	269,859	99,839

INTEREST EXPENSE
Interest expense	768,322	707,212	700,545
Allowance for borrowed funds used during construction	(60,974)	(44,869)	(34,175)
TOTAL	707,348	662,343	666,370

INCOME (LOSS) BEFORE INCOME TAXES	(174,271)	967,923	(1,381,762)

Income taxes	(1,036,826)	542,570	(817,259)

CONSOLIDATED NET INCOME (LOSS)	862,555	425,353	(564,503)

Preferred dividend requirements of subsidiaries	13,894	13,741	19,115

NET INCOME (LOSS) ATTRIBUTABLE TO ENTERGY CORPORATION	$848,661	$411,612	($583,618)

Earnings (loss) per average common share:
Basic	$4.68	$2.29	($3.26)
Diluted	$4.63	$2.28	($3.26)

Basic average number of common shares outstanding	181,409,597	179,671,797	178,885,660
Diluted average number of common shares outstanding	183,378,513	180,535,893	178,885,660

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)

Net Income (Loss)	$862,555	$425,353	($564,503)

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of $5,830, ($22,570), and ($55,298))	22,098	(41,470)	(101,977)
Pension and other postretirement liabilities
(net of tax expense (benefit) of $30,299, ($4,057), and ($3,952))	90,143	(61,653)	(2,842)
Net unrealized investment gains (losses)
(net of tax expense of $6,393, $80,069, and $57,277)	(28,771)	115,311	62,177
Foreign currency translation
(net of tax benefit of $-, $403, and $689)	—	(748)	(1,280)
Other comprehensive income (loss)	83,470	11,440	(43,922)

Comprehensive Income (Loss)	946,025	436,793	(608,425)
Preferred dividend requirements of subsidiaries	13,894	13,741	19,115
Comprehensive Income (Loss) Attributable to Entergy Corporation	$932,131	$423,052	($627,540)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income (loss)	$862,555	$425,353	($564,503)
Adjustments to reconcile consolidated net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	2,040,555	2,078,578	2,123,291
Deferred income taxes, investment tax credits, and non-current taxes accrued	(256,848)	529,053	(836,257)
Asset write-offs, impairments, and related charges	491,739	357,251	2,835,637
Changes in working capital:
Receivables	98,546	(97,637)	(96,975)
Fuel inventory	45,839	(3,043)	38,210
Accounts payable	97,312	101,802	174,421
Prepaid taxes and taxes accrued	39,272	33,853	(28,963)
Interest accrued	5,220	742	(7,335)
Deferred fuel costs	(25,829)	56,290	(241,896)
Other working capital accounts	(164,173)	(4,331)	31,197
Changes in provisions for estimated losses	35,706	(3,279)	20,905
Changes in other regulatory assets	189,193	595,504	(48,469)
Changes in other regulatory liabilities	(803,323)	2,915,795	158,031
Deferred tax rate change recognized as regulatory liability / asset	—	(3,665,498)	—
Changes in pensions and other postretirement liabilities	(304,941)	(130,686)	(136,919)
Other	34,424	(566,247)	(421,676)
Net cash flow provided by operating activities	2,385,247	2,623,500	2,998,699

INVESTING ACTIVITIES
Construction/capital expenditures	(3,942,010)	(3,607,532)	(2,780,222)
Allowance for equity funds used during construction	130,195	96,000	68,345
Nuclear fuel purchases	(302,584)	(377,324)	(314,706)
Payment for purchase of plant or assets	(26,623)	(16,762)	(949,329)
Proceeds from sale of assets	24,902	100,000	—
Insurance proceeds received for property damages	18,270	26,157	20,968
Changes in securitization account	(5,844)	1,323	4,007
Payments to storm reserve escrow account	(6,551)	(2,878)	(1,544)
Receipts from storm reserve escrow account	—	11,323	—
Decrease (increase) in other investments	(54,500)	1,078	9,055
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	59,643	25,493	169,085
Proceeds from nuclear decommissioning trust fund sales	6,484,791	3,162,747	2,408,920
Investment in nuclear decommissioning trust funds	(6,485,676)	(3,260,674)	(2,484,627)
Net cash flow used in investing activities	(4,105,987)	(3,841,049)	(3,850,048)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	8,035,536	1,809,390	6,800,558
Preferred stock of subsidiary	73,330	14,399	—
Treasury stock	103,315	80,729	33,114
Common stock	499,272	—	—
Retirement of long-term debt	(6,965,738)	(1,585,681)	(5,311,324)
Repurchase / redemptions of preferred stock	(53,868)	(20,599)	(115,283)
Changes in credit borrowings and commercial paper - net	364,031	1,163,296	(79,337)
Other	26,453	(7,731)	(6,872)
Dividends paid:
Common stock	(647,704)	(628,885)	(611,835)
Preferred stock	(14,185)	(13,940)	(20,789)
Net cash flow provided by financing activities	1,420,442	810,978	688,232

Net decrease in cash and cash equivalents	(300,298)	(406,571)	(163,117)

Cash and cash equivalents at beginning of period	781,273	1,187,844	1,350,961

Cash and cash equivalents at end of period	$480,975	$781,273	$1,187,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$734,845	$678,371	$746,779
Income taxes	$19,825	($13,375)	$95,317

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2018	2017
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$56,690	$56,629
Temporary cash investments	424,285	724,644
Total cash and cash equivalents	480,975	781,273
Accounts receivable:
Customer	558,494	673,347
Allowance for doubtful accounts	(7,322)	(13,587)
Other	167,722	169,377
Accrued unbilled revenues	395,511	383,813
Total accounts receivable	1,114,405	1,212,950
Deferred fuel costs	27,251	95,746
Fuel inventory - at average cost	117,304	182,643
Materials and supplies - at average cost	752,843	723,222
Deferred nuclear refueling outage costs	230,960	133,164
Prepayments and other	234,326	156,333
TOTAL	2,958,064	3,285,331

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	—	198
Decommissioning trust funds	6,920,164	7,211,993
Non-utility property - at cost (less accumulated depreciation)	304,382	260,980
Other	437,265	441,862
TOTAL	7,661,811	7,915,033

PROPERTY, PLANT, AND EQUIPMENT
Electric	49,196,578	47,287,370
Property under capital lease	634,908	620,544
Natural gas	496,150	453,162
Construction work in progress	2,888,639	1,980,508
Nuclear fuel	861,272	923,200
TOTAL PROPERTY, PLANT AND EQUIPMENT	54,077,547	51,264,784
Less - accumulated depreciation and amortization	22,103,101	21,600,424
PROPERTY, PLANT AND EQUIPMENT - NET	31,974,446	29,664,360

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $360,790 as of December 31, 2018 and $485,031 as of December 31, 2017)	4,746,496	4,935,689
Deferred fuel costs	239,496	239,298
Goodwill	377,172	377,172
Accumulated deferred income taxes	54,593	178,204
Other	262,988	112,062
TOTAL	5,680,745	5,842,425

TOTAL ASSETS	$48,275,066	$46,707,149

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2018	2017
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$650,009	$760,007
Notes payable and commercial paper	1,942,339	1,578,308
Accounts payable	1,496,058	1,452,216
Customer deposits	411,505	401,330
Taxes accrued	254,241	214,967
Interest accrued	193,192	187,972
Deferred fuel costs	52,396	146,522
Obligations under capital leases	1,617	1,502
Pension and other postretirement liabilities	61,240	71,612
Current portion of unprotected excess accumulated deferred income taxes	248,127	—
Other	132,820	221,771
TOTAL	5,443,544	5,036,207

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,107,152	4,466,503
Accumulated deferred investment tax credits	213,101	219,634
Obligations under capital leases	20,378	22,015
Regulatory liability for income taxes-net	1,817,021	2,900,204
Other regulatory liabilities	1,620,254	1,588,520
Decommissioning and asset retirement cost liabilities	6,355,543	6,185,814
Accumulated provisions	514,107	478,273
Pension and other postretirement liabilities	2,616,085	2,910,654
Long-term debt (includes securitization bonds of $423,858 as of December 31, 2018 and $544,921 as of December 31, 2017)	15,518,303	14,315,259
Other	985,871	393,748
TOTAL	33,767,815	33,480,624

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,402	197,803

COMMON EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 261,587,009 shares in 2018 and 254,752,788 shares in 2017	2,616	2,548
Paid-in capital	5,951,431	5,433,433
Retained earnings	8,721,150	7,977,702
Accumulated other comprehensive loss	(557,173)	(23,531)
Less - treasury stock, at cost (72,530,866 shares in 2018 and 74,235,135 shares in 2017)	5,273,719	5,397,637
TOTAL	8,844,305	7,992,515

TOTAL LIABILITIES AND EQUITY	$48,275,066	$46,707,149

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2018, 2017, and 2016

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2015	$—	$2,548	($5,552,379)	$5,403,758	$9,393,913	$8,951	$9,256,791

Consolidated net income (loss)	19,115	—	—	—	(583,618)	—	(564,503)
Other comprehensive loss	—	—	—	—	—	(43,922)	(43,922)
Common stock issuances related to stock plans	—	—	53,795	13,487	—	—	67,282
Common stock dividends declared	—	—	—	—	(611,835)	—	(611,835)
Subsidiaries' capital stock redemptions	—	—	—	—	(2,889)	—	(2,889)
Preferred dividend requirements of subsidiaries	(19,115)	—	—	—	—	—	(19,115)
Balance at December 31, 2016	$—	$2,548	($5,498,584)	$5,417,245	$8,195,571	($34,971)	$8,081,809

Consolidated net income	13,741	—	—	—	411,612	—	425,353
Other comprehensive income	—	—	—	—	—	11,440	11,440
Common stock issuances related to stock plans	—	—	100,947	16,188	—	—	117,135
Common stock dividends declared	—	—	—	—	(628,885)	—	(628,885)
Subsidiaries' capital stock redemptions	—	—	—	—	(596)	—	(596)
Preferred dividend requirements of subsidiaries	(13,741)	—	—	—	—	—	(13,741)
Balance at December 31, 2017	$—	$2,548	($5,397,637)	$5,433,433	$7,977,702	($23,531)	$7,992,515
Implementation of accounting standards	—	—	—	—	576,257	(632,617)	(56,360)
Balance at January 1, 2018	$—	$2,548	($5,397,637)	$5,433,433	$8,553,959	($656,148)	$7,936,155

Consolidated net income	13,894	—	—	—	848,661	—	862,555
Other comprehensive income	—	—	—	—	—	83,470	83,470
Settlement of equity forwards through common stock issuance	—	68	—	499,932	—	—	500,000
Common stock issuance costs	—	—	—	(728)	—	—	(728)
Common stock issuances related to stock plans	—	—	123,918	18,794	—	—	142,712
Common stock dividends declared	—	—	—	—	(647,704)	—	(647,704)
Subsidiaries' capital stock redemptions	—	—	—	—	(1,723)	—	(1,723)
Preferred dividend requirements of subsidiaries	(13,894)	—	—	—	—	—	(13,894)
Reclassification pursuant to ASU 2018-02	—	—	—	—	(32,043)	15,505	(16,538)
Balance at December 31, 2018	$—	$2,616	($5,273,719)	$5,951,431	$8,721,150	($557,173)	$8,844,305

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

Revenues and Fuel Costs

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas generate, transmit, and distribute electric power primarily to retail customers in Arkansas, Louisiana, Mississippi, and Texas, respectively.  Entergy Louisiana also distributes natural gas to retail customers in and around Baton Rouge, Louisiana.  Entergy New Orleans sells both electric power and natural gas to retail customers in the City of New Orleans. The Entergy Wholesale Commodities segment derives almost all of its revenue from sales of electric power generated by plants owned by subsidiaries in that segment.

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

See Note 19 to the financial statements for details of Entergy’s and the Registrant Subsidiaries’ revenues.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Net property, plant, and equipment for Entergy (including property under capital lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2018 and 2017, is shown below:

2018	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$7,096	$6,964	$132	$—
Other	4,171	4,069	102	—
Transmission	6,592	6,590	2	—
Distribution	8,343	8,343	—	—
Other	2,022	2,011	2	9
Construction work in progress	2,889	2,815	74	—
Nuclear fuel	861	754	107	—
Property, plant, and equipment - net	$31,974	$31,546	$419	$9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$6,946	$6,694	$252	$—
Other	4,215	4,118	97	—
Transmission	5,844	5,842	2	—
Distribution	8,000	8,000	—	—
Other	1,755	1,748	3	4
Construction work in progress	1,981	1,951	30	—
Nuclear fuel	923	822	101	—
Property, plant, and equipment - net	$29,664	$29,175	$485	$4

Depreciation rates on average depreciable property for Entergy approximated 2.8% in 2018, 3% in 2017, and 2.8% in 2016.  Included in these rates are the depreciation rates on average depreciable Utility property of 2.6% in 2018, 2.6% in 2017, and 2.6% in 2016, and the depreciation rates on average depreciable Entergy Wholesale Commodities property of 18.6% in 2018, 22.3% in 2017, and 5.2% in 2016. The increased depreciation rate in 2017 for Entergy Wholesale Commodities reflects the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. The decreased depreciation rate in 2018 for Entergy Wholesale Commodities is due to the decision in the third quarter 2017 to continue operating Palisades until May 31, 2022.

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

“Non-utility property - at cost (less accumulated depreciation)” for Entergy is reported net of accumulated depreciation of $177 million as of December 31, 2018 and $167 million as of December 31, 2017.

Construction expenditures included in accounts payable is $311 million as of December 31, 2018 and $368 million as of December 31, 2017.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under capital lease and associated accumulated amortization) by company and functional category, as of December 31, 2018 and 2017, is shown below:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,494	$3,725	$—	$—	$—	$1,745
Other	820	2,029	509	196	515	—
Transmission	1,792	2,571	1,046	78	1,063	40
Distribution	2,329	2,882	1,342	471	1,319	—
Other	311	699	242	233	193	39
Construction work in progress	244	1,865	128	147	325	70
Nuclear fuel	221	298	—	—	—	235
Property, plant, and equipment - net	$7,211	$14,069	$3,267	$1,125	$3,415	$2,129

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,368	$3,664	$—	$—	$—	$1,660
Other	806	2,016	560	207	531	—
Transmission	1,650	2,148	900	81	1,021	42
Distribution	2,226	2,748	1,316	440	1,270	—
Other	247	592	203	204	168	39
Construction work in progress	281	1,281	149	47	102	70
Nuclear fuel	277	337	—	—	—	208
Property, plant, and equipment - net	$6,855	$12,786	$3,128	$979	$3,092	$2,019

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
2018	2.5%	2.3%	3.2%	3.5%	2.7%	1.9%
2017	2.5%	2.3%	3.1%	3.5%	2.6%	2.8%
2016	2.5%	2.3%	3.1%	3.4%	2.5%	2.8%

Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $161.2 million as of December 31, 2018 and $152.3 million as of December 31, 2017. Non-utility property - at cost (less accumulated depreciation) for Entergy Mississippi is reported net of accumulated depreciation of $0.5 million as of December 31, 2018 and $0.5 million as of December 31, 2017.  Non-utility property - at cost (less accumulated depreciation) for Entergy Texas is reported net of accumulated depreciation of $4.9 million as of December 31, 2018 and $4.9 million as of December 31, 2017.

As of December 31, 2018, construction expenditures included in accounts payable are $35.7 million for Entergy Arkansas, $104.6 million for Entergy Louisiana, $13.6 million for Entergy Mississippi, $5.8 million for Entergy New Orleans, $55.6 million for Entergy Texas, and $26.3 million for System Energy. As of December 31, 2017, construction expenditures included in accounts payable are $58.8 million for Entergy Arkansas, $160.4 million for Entergy Louisiana, $17.1 million for Entergy Mississippi, $2.5 million for Entergy New Orleans, $32.8 million for Entergy Texas, and $33.9 million for System Energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties. All parties are required to provide their own financing.  The investments, fuel expenses, and other operation and maintenance expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2018, the subsidiaries’ investment and accumulated depreciation in each of these generating stations were as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Generating Stations		Fuel Type	Total Megawatt Capability (a)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	810	31.50%	$141	$103
Independence	Common Facilities	Coal		15.75%	$35	$28
White Bluff	Units 1 and 2	Coal	1,637	57.00%	$553	$368
Ouachita (b)	Common Facilities	Gas		66.67%	$173	$151
Union (c)	Units 1 and 2 Common Facilities	Gas		50.00%	$1	$—
Union (c)	Common Facilities	Gas		25.00%	$29	$4
Entergy Louisiana -
Roy S. Nelson	Unit 6	Coal	550	40.25%	$282	$200
Roy S. Nelson	Unit 6 Common Facilities	Coal		20.83%	$19	$8
Big Cajun 2	Unit 3	Coal	581	24.15%	$151	$120
Big Cajun 2	Unit 3 Common Facilities	Coal		8.05%	$5	$2
Ouachita (b)	Common Facilities	Gas		33.33%	$90	$76
Acadia	Common Facilities	Gas		50.00%	$20	$1
Union (c)	Common Facilities	Gas		50.00%	$57	$5
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,652	25.00%	$270	$158
Entergy New Orleans -
Union (c)	Units 1 and 2 Common Facilities	Gas		50.00%	$1	$—
Union (c)	Common Facilities	Gas		25.00%	$29	$4
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	550	29.75%	$201	$116
Roy S. Nelson	Unit 6 Common Facilities	Coal		15.39%	$7	$3
Big Cajun 2	Unit 3	Coal	581	17.85%	$113	$77
Big Cajun 2	Unit 3 Common Facilities	Coal		5.95%	$3	$1
System Energy -
Grand Gulf (d)	Unit 1	Nuclear	1,391	90.00%	$5,036	$3,212
Entergy Wholesale Commodities:
Independence	Unit 2	Coal	842	14.37%	$74	$52
Independence	Common Facilities	Coal		7.18%	$17	$12
Roy S. Nelson	Unit 6	Coal	550	10.90%	$114	$64
Roy S. Nelson	Unit 6 Common Facilities	Coal		5.64%	$2	$1

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

Income Taxes

Entergy Corporation and the majority of its subsidiaries file a United States consolidated federal income tax return.  Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, and Entergy New Orleans, LLC are not members of the Entergy Corporation consolidated federal income tax filing group but, rather, are included in the Entergy Utility Holding Company, LLC consolidated federal income tax filing group.  Each tax-paying entity records income taxes as if it were a separate taxpayer and consolidating adjustments are allocated to the tax filing entities in accordance with Entergy’s intercompany income tax allocation agreements.  Deferred income taxes are recorded for temporary differences between the book and tax basis of assets and liabilities, and for certain losses and credits available for carryforward.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings (Loss) per Share

The following table presents Entergy’s basic and diluted earnings per share calculation included on the consolidated statements of operations:

	For the Years Ended December 31,
	2018		2017		2016
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Net income (loss) attributable to Entergy Corporation	$848.7		$411.6		($583.6)
Basic shares and earnings (loss) per average common share	181.4	$4.68	179.7	$2.29	178.9	($3.26)
Average dilutive effect of:
Stock options	0.3	(0.01)	0.2	—	—	—
Other equity plans	0.7	(0.02)	0.6	(0.01)	—	—
Equity forwards	1.0	(0.02)	—	—	—	—
Diluted shares and earnings (loss) per average common shares	183.4	$4.63	180.5	$2.28	178.9	($3.26)

The calculation of diluted earnings (loss) per share excluded 956,550 options outstanding at December 31, 2018, 2,927,512 options outstanding at December 31, 2017, and 7,137,210 options outstanding at December 31, 2016 because they were antidilutive.

Stock-based Compensation Plans

Entergy grants stock options, restricted stock, performance units, and restricted stock unit awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans, which are shareholder-approved stock-based compensation plans.  These plans are described more fully in Note 12 to the financial statements.   The cost of the stock-based compensation is charged to income over the vesting period.  Awards under Entergy’s plans generally vest over three years. Entergy accounts for forfeitures of stock-based compensation when they occur. Entergy recognizes all income tax effects related to share-based payments through the income statement.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Investments

Entergy records decommissioning trust funds on the balance sheet at their fair value. Effective January 1, 2018, with the adoption of ASU 2016-01, unrealized gains and losses on investments in equity securities held by the nuclear decommissioning trust funds are recorded in earnings as they occur rather than in other comprehensive income. Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment. Accordingly, unrealized gains/(losses) recorded on the equity securities in the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

trust funds are recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity. Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  A portion of Entergy’s decommissioning trust funds are held in a wholly-owned registered investment company, and unrealized gains and losses on both the equity and debt securities held in the registered investment company are recognized in earnings. The assessment of whether an investment in an available-for-sale debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. See Note 16 to the financial statements for details on the decommissioning trust funds.

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

For other contracts for commodities in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income.  To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged.  Gains or losses accumulated in other comprehensive income are reclassified to earnings in the periods when the underlying transactions actually occur.  The ineffective portions of all hedges are recognized in current-period earnings. Effective January 1, 2019 with the adoption of ASU 2017-12 there will no longer be separate recognition of the ineffective portion of highly effective hedges. Changes in the fair value of derivative instruments that are not designated as cash flow hedges are recorded in current-period earnings on a mark-to-market basis.

Entergy has determined that contracts to purchase uranium do not meet the definition of a derivative under the accounting standards for derivative instruments because they do not provide for net settlement and the uranium markets

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

New Accounting Pronouncements

In February 2016 the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The ASU’s core principle is that “a lessee should recognize the assets and liabilities that arise from leases.” The ASU considers that “all leases create an asset and a liability,” and accordingly requires recording the assets and liabilities related to all leases with a term greater than 12 months.  In January 2018 the FASB issued ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” providing entities the option to elect not to evaluate existing land easements that are not currently accounted for under the previous lease standard. In July 2018 the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which is intended to simplify the transition requirements giving entities the option to apply the transition provisions of the new standard at the date of adoption instead of at the earliest comparative period presented and provides a practical expedient for the separation of lease and nonlease components for lessors. Entergy adopted ASU 2016-02 along with the practical expedients provided by ASU 2018-01 and 2018-11 in the first quarter 2019. Entergy does not expect that ASU 2016-02 will materially affect its results of operations, financial position, or cash flows. In adopting the standard, in January 2019 Entergy recognized right-of-use assets and corresponding lease liabilities totaling approximately $263 million for Entergy and the following right-of-use assets and corresponding lease liabilities for the Registrant Subsidiaries: $59 million for Entergy Arkansas, $51 million for Entergy Louisiana, $26 million for Entergy Mississippi, $7 million for Entergy New Orleans, and $16 million for Entergy Texas.

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

In August 2017 the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The ASU makes a number of amendments to hedge accounting, most significantly changing the recognition and presentation of highly effective hedges.  Upon adoption of the standard there will no longer be separate recognition or presentation of the ineffective portion of highly effective hedges.  In addition, the ASU allows entities to designate a contractually-specified component as the hedged risk, simplifies the process for assessing the effectiveness of hedges, and adds additional disclosure requirements for hedges.  ASU 2017-12 was effective for Entergy for the first quarter 2019. Entergy expects that ASU 2017-12 will affect its net income by eliminating volatility in earnings related to the ineffective portion of designated hedges on nuclear power sales.  Entergy recorded an adjustment increasing retained earnings and increasing accumulated other comprehensive loss by approximately $8 million as of January 1, 2019 for the cumulative effect of the ineffectiveness portion of designated hedges on nuclear power sales.

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

Regulatory Assets and Regulatory Liabilities

Regulatory assets represent probable future revenues associated with costs that Entergy expects to recover from customers through the regulatory ratemaking process under which the Utility business operates. Regulatory liabilities represent probable future reductions in revenues associated with amounts that Entergy expects to benefit customers through the regulatory ratemaking process under which the Utility business operates. In addition to the regulatory assets and liabilities that are specifically disclosed on the face of the balance sheets, the tables below provide detail of “Other regulatory assets” and “Other regulatory liabilities” that are included on Entergy’s and the Registrant Subsidiaries’ balance sheets as of December 31, 2018 and 2017:

Other Regulatory Assets

Entergy

	2018	2017
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$2,611.5	$2,642.3
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	814.3	746.0
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 – Storm Cost Recovery Filings with Retail Regulators) (Note 5)	452.7	558.9
Removal costs - recovered through depreciation rates (Note 9)	375.8	436.5
Opportunity Sales - recovery will be determined after final order in proceeding (Note 2 - Entergy Arkansas Opportunity Sales Proceeding)	116.3	109.8
Unamortized loss on reacquired debt - recovered over term of debt	74.5	82.9
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	52.1	73.7
Retail rate deferrals - recovered through rate riders as rates are redetermined by retail regulators	39.0	86.4
New nuclear generation development costs (Note 2 - New Nuclear Generation Development Costs) (b)	29.0	36.4
Transition to competition costs - recovered over a 15-year period through February 2021	26.7	37.7
Other	154.6	125.1
Entergy Total	$4,746.5	$4,935.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

	2018	2017
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$747.2	$757.0
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	381.7	345.2
Removal costs - recovered through depreciation rates (Note 9)	138.3	176.9
Opportunity sales - recovery will be determined after final order in proceeding (Note 2 - Entergy Arkansas Opportunity Sales Proceeding)	116.3	109.8
Storm damage costs - recovered either through securitization or retail rates (Note 5 - Entergy Arkansas Securitization Bonds)	60.7	76.2
Unamortized loss on reacquired debt - recovered over term of debt	21.2	24.3
Retail rate deferrals - recovered through rate riders as rates are redetermined annually	20.5	28.2
ANO Fukushima and Flood Barrier costs - recovered through retail rates through February 2026 (Note 2 - Retail Rate Proceedings) (b)	12.6	14.4
Other	36.5	35.4
Entergy Arkansas Total	$1,535.0	$1,567.4

Entergy Louisiana

	2018	2017
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (a)	$711.8	$724.6
Asset Retirement Obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	232.9	218.6
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	49.8	71.4
New nuclear generation development costs - recovery through formula rate plan December 2014 through November 2022 (Note 2 - New Nuclear Generation Development Costs) (b)	28.5	35.8
Unamortized loss on reacquired debt - recovered over term of debt	22.5	24.7
Storm damage costs - recovered through retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	17.9	14.3
Business combination external costs deferral - recovery through formula rate plan December 2015 through November 2025 (b)	12.4	14.1
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	11.0	12.9
Other	18.3	29.4
Entergy Louisiana Total	$1,105.1	$1,145.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

	2018	2017
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$215.9	$218.7
Removal costs - recovered through depreciation rates (Note 9)	63.5	91.6
Attorney General litigation costs (Note 2 - Mississippi Attorney General Complaint) (b)	23.6	9.3
Retail rate deferrals - recovered through rate riders as rates are redetermined annually	16.6	49.4
Unamortized loss on reacquired debt - recovered over term of debt	16.2	17.6
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (a)	7.2	7.6
Other	—	3.7
Entergy Mississippi Total	$343.0	$397.9

Entergy New Orleans

	2018	2017
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$96.2	$102.8
Storm damage costs, including hurricane costs - recovered through retail rates and securitization (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	70.4	82.3
Removal costs - recovered through depreciation rates (Note 9)	49.3	44.8
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (a)	4.5	4.3
Unamortized loss on reacquired debt - recovered over term of debt	2.6	3.0
Rate case costs - recovered over a 6-year period through September 2021 (Note 2 - Retail Rate Proceedings)	1.9	2.6
Retail rate deferrals - recovered through rate riders as rates are redetermined monthly or annually	—	4.4
Other	4.9	7.2
Entergy New Orleans Total	$229.8	$251.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

	2018	2017
	(In Millions)
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 5 - Entergy Texas Securitization Bonds)	$303.6	$386.1
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	171.8	169.2
Removal costs - recovered through depreciation rates (Note 9)	50.9	55.2
Transition to competition costs - recovered over a 15-year period through February 2021	26.7	37.7
Neches and Sabine costs - recovered over a ten-year period through September 2028 (Note 2 - Retail Rate Proceedings) (b)	23.6	—
Unamortized loss on reacquired debt - recovered over term of debt	8.2	8.7
Other	13.2	4.5
Entergy Texas Total	$598.0	$661.4

System Energy

	2018	2017
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Other Postretirement Benefits) (a)	$179.3	$202.7
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (a)	186.9	169.1
Removal costs - recovered through depreciation rates (Note 9)	76.4	67.9
Unamortized loss on reacquired debt - recovered over term of debt	3.8	4.6
System Energy Total	$446.4	$444.3

(a)	Does not earn a return on investment, but is offset by related liabilities.

(b)	Does not earn a return on investment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Regulatory Liabilities

Entergy

	2018	2017
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$815.9	$989.3
Vidalia purchased power agreement (Note 8) (b)	139.7	151.6
Louisiana Act 55 financing savings obligation (Note 2 - Storm Cost Recovery Filings with Retail Regulators) (b)	111.1	124.8
Income tax rate change - returned to electric and gas customers through retail rates (Note 2 - Retail Rate Proceedings)	74.7	—
Grand Gulf sale-leaseback - (Note 10 - Sale and Leaseback Transactions)	67.9	67.9
Business combination guaranteed customer benefits - returned to customers through retail rates and fuel rates December 2015 through November 2024 (Note 2 - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination)	50.8	65.8
Grand Gulf over-recovery - will be refunded through rate riders as rates are redetermined annually	48.6	—
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Future formula rate plan revenue reductions (Note 2 - Retail Rate Proceedings)	44.4	—
Internal restructuring guaranteed customer credits (Note 2 - Retail Rate Proceedings)	39.6	—
Asset retirement obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	39.1	36.7
Excess decommissioning recovery for Willow Glen - (Note 14 - Dispositions)	31.9	—
Entergy Mississippi’s accumulated accelerated Grand Gulf amortization - amortized and credited through the Unit Power Sales Agreement	25.0	32.1
Removal costs - returned to customers through depreciation rates (Note 9)	18.8	32.4
Other	68.4	43.5
Entergy Total	$1,620.3	$1,588.5

Entergy Arkansas

	2018	2017
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$297.2	$354.0
Internal restructuring guaranteed customer credits (Note 2 - Retail Rate Proceedings)	39.6	—
Future formula rate plan revenue reductions (Note 2 - Retail Rate Proceedings)	35.1	—
Grand Gulf over-recovery - will be refunded through rate riders as rates are redetermined annually	26.0	—
Other	4.8	9.6
Entergy Arkansas Total	$402.7	$363.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2018	2017
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$274.1	$323.7
Vidalia purchased power agreement (Note 8) (b)	139.7	151.6
Louisiana Act 55 financing savings obligation (Note 2 - Storm Cost Recovery Filings with Retail Regulators) (b)	111.1	124.8
Business combination guaranteed customer benefits - returned to customers through retail rates and fuel rates December 2015 through November 2024 (Note 2 - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination)	50.8	65.8
Income tax rate change - returned to electric customers through retail rates September 2018 through August 2019 (Note 2 - Retail Rate Proceedings)	49.9	—
Asset Retirement Obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	39.1	36.7
Excess decommissioning recovery for Willow Glen - (Note 14 - Dispositions)	31.9	—
Removal costs - returned to customers through depreciation rates (Note 9)	18.8	32.4
Other	33.4	26.1
Entergy Louisiana Total	$748.8	$761.1

Entergy Mississippi

	2018	2017
	(In Millions)
Grand Gulf Over-Recovery - returned to customers through rate riders when rates are redetermined annually	$22.6	$—
Future formula rate plan revenue reductions (Note 2 - Retail Rate Proceedings)	9.3	—
Other	1.7	0.9
Entergy Mississippi Total	$33.6	$0.9

Entergy Texas

	2018	2017
	(In Millions)
Income tax rate change - refunded through a rate rider (Note 2 - Retail Rate Proceedings)	$23.1	$—
Advanced metering system surcharge (Note 2 - Advanced Metering Infrastructure (AMI) Filings)	16.5	—
Transition to competition costs - returned to customers through rate riders when rates are redetermined periodically	4.2	4.8
Other	4.1	2.1
Entergy Texas Total	$47.9	$6.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

	2018	2017
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 17) (a)	$244.6	$311.6
Grand Gulf sale-leaseback - (Note 10 - Sale and Leaseback Transactions)	67.9	67.9
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Entergy Mississippi’s accumulated accelerated Grand Gulf amortization - amortized and credited through the Unit Power Sales Agreement	25.0	32.1
System Energy Total	$381.9	$456.0

(a)	Offset by related asset.

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

Regulatory activity regarding the Tax Cuts and Jobs Act

See the “Other Tax Matters - Tax Cuts and Jobs Act” section in Note 3 to the financial statements for discussion of the effects of the December 2017 enactment of the Tax Cuts and Jobs Act, including its effects on Entergy’s and the Registrant Subsidiaries’ regulatory asset/liability for income taxes.

Entergy Arkansas

Consistent with its previously stated intent to return unprotected excess accumulated deferred income taxes to customers as expeditiously as possible, Entergy Arkansas initiated a tariff proceeding in February 2018 proposing to establish a tax adjustment rider to provide retail customers with certain tax benefits of $467 million associated with the Tax Act. For the residential customer class, unprotected excess accumulated deferred income taxes will be returned to customers over a 21-month period from April 2018 through December 2019. For all other customer classes, unprotected excess accumulated deferred income taxes were returned to customers over a nine-month period from April 2018 through December 2018. A true-up provision also was included in the rider, with any over- or under-returned unprotected excess accumulated deferred income taxes to be credited or billed to customers during the billing month of January 2020, with any residual amounts of over- or under-returned unprotected excess accumulated deferred income taxes to be flowed through Entergy Arkansas’s energy cost recovery rider. In March 2018 the APSC approved the tax adjustment rider effective with the first billing cycle of April 2018.

As discussed below, in July 2018, Entergy Arkansas made its formula rate plan filing to set its formula rate for the 2019 calendar year. A hearing was held in May 2018 regarding the APSC’s inquiries into the effects of the Tax Act, including Entergy Arkansas’s proposal to utilize its existing formula rate plan rider for its customers to realize the remaining benefits of the Tax Act. Entergy Arkansas’s formula rate plan rider includes a netting adjustment that compares actual annual results to the allowed rate of return on common equity. In July 2018 the APSC issued an order agreeing with Entergy Arkansas’s proposal to have the effects of the Tax Act on current income tax expense flow through Entergy Arkansas’s formula rate plan rider and with Entergy Arkansas’s treatment of protected and unprotected excess accumulated deferred income taxes. The APSC also directed Entergy Arkansas to submit in the tax adjustment rider proceeding, discussed above, the adjustments to all other riders affected by the Tax Act and to include an amendment for a true up mechanism where a rider affected by the Tax Act does not already contain a true-up mechanism. Pursuant to a 2018 settlement agreement in Entergy Arkansas’s formula rate plan proceeding, Entergy Arkansas also removed

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the net operating loss accumulated deferred income tax asset caused by the Tax Act from Entergy Arkansas’s tax adjustment rider. Entergy Arkansas’s compliance tariff filings were accepted by the APSC in October 2018.

Entergy Louisiana

In a formula rate plan settlement approved by the LPSC in April 2018 the parties agreed that Entergy Louisiana would return to customers one-half of its eligible unprotected excess deferred income taxes from May 2018 through December 2018 and return to customers the other half from January 2019 through August 2022. In addition, the settlement provided that in order to flow back to customers certain other tax benefits created by the Tax Act, Entergy Louisiana established a regulatory liability effective January 1, 2018 in the amount of $9.1 million per month to reflect these tax benefits already included in retail rates until new base rates under the formula rate plan were established in September 2018, and this regulatory liability will be returned to customers over the September 2018 through August 2019 formula rate plan rate-effective period. The LPSC staff and intervenors in the settlement reserved the right to obtain data from Entergy Louisiana to confirm the determination of excess accumulated deferred income taxes resulting from the Tax Act and the analysis thereof as part of the formula rate plan review proceeding for the 2017 test year filing which, as discussed below, Entergy Louisiana filed in June 2018.

Entergy Mississippi

Entergy Mississippi filed its 2018 formula rate plan in March 2018 and included a proposal to return all of its unprotected excess accumulated deferred income taxes to customers through rates or in exchange for other assets, or a combination of both, by the end of 2018. In June 2018 the MPSC approved a stipulation filed by Entergy Mississippi and the Mississippi Public Utilities Staff in Entergy Mississippi’s formula rate plan filing that addressed Entergy Mississippi’s 2018 formula rate plan evaluation report and the ratemaking effects of the Tax Act. The stipulation provided for incorporating the reduction of the statutory federal income tax rate through Entergy Mississippi’s formula rate plan. Entergy Mississippi’s formula rate plan includes a look-back evaluation report filing in March 2019 that will compare actual 2018 results to the allowed return on rate base. The stipulation approved in June 2018 provides for the flow-back of protected excess accumulated deferred income taxes over the remaining lives of the assets through the formula rate plan. The stipulation also provided for the offset of unprotected excess accumulated deferred income taxes of $127.2 million against net utility plant and $2.2 million against other regulatory assets, and the return to customers of the remaining balance of unprotected excess accumulated deferred income taxes as recovery of a portion of fuel oil inventory and customer bill credits over a three-month period from July 2018 through September 2018, with any true-up to be reflected in the November 2018 power management rider filing. Entergy Mississippi recorded the reduction against net utility plant and other regulatory assets in June 2018. In third quarter 2018, Entergy Mississippi returned unprotected excess accumulated deferred income taxes of $25.8 million through customer bill credits and $5.8 million through the sale of fuel oil inventory. In November 2018, Entergy Mississippi’s annual redetermination of the annual factor to be applied under the power management rider included an insignificant true-up to the amount of unprotected excess accumulated deferred income taxes. In January 2019 the MPSC approved the proposed power management cost factor effective for February 2019 bills.

Entergy New Orleans

After enactment of the Tax Act the City Council passed a resolution ordering Entergy New Orleans to, effective January 1, 2018, record deferred regulatory liabilities to account for the Tax Act’s effect on Entergy New Orleans’s revenue requirement and to make a filing by mid-March 2018 regarding the Tax Act’s effects on Entergy New Orleans’s operating income and rate base and potential mechanisms for customers to receive benefits of the Tax Act. The City Council’s resolution also directed Entergy New Orleans to request that Entergy Services file with the FERC for revisions of the Unit Power Sales Agreement and MSS-4 replacement tariffs to address the return of excess accumulated deferred income taxes. Entergy submitted filings of this type to the FERC.

In March 2018, Entergy New Orleans filed its response to the resolution stating that the Tax Act reduced income tax expense from what was then reflected in rates by approximately $8.2 million annually for electric operations and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

by approximately $1.3 million annually for gas operations. In the filing, Entergy New Orleans proposed to return to customers from June 2018 through August 2019 the benefits of the reduction in income tax expense and its unprotected excess accumulated deferred income taxes through a combination of bill credits and investments in energy efficiency programs, grid modernization, and Smart City projects. Entergy New Orleans submitted supplemental information in April 2018 and May 2018. Shortly thereafter, Entergy New Orleans and the City Council’s advisors reached an agreement in principle that provides for benefits that will be realized by Entergy New Orleans customers through bill credits that started in July 2018 and offsets to future investments in energy efficiency programs, grid modernization, and Smart City projects, as well as additional benefits related to the filings made at the FERC. The agreement in principle was approved by the City Council in June 2018.

Entergy Texas

After enactment of the Tax Act the PUCT issued an order requiring most utilities, including Entergy Texas, beginning January 25, 2018, to record a regulatory liability for the difference between revenues collected under existing rates and revenues that would have been collected had existing rates been set using the new federal income tax rates and also for the balance of excess accumulated deferred income taxes. In both a memorandum issued prior to the open meeting when the order was discussed and during the discussions at the open meeting regarding the order, the PUCT indicated that it would consider utility earnings in determining the treatment of the liability and the effects of the Tax Act. Entergy Texas had previously provided information to the PUCT staff and stated that it expected the PUCT to address the lower tax expense as part of Entergy Texas’s rate case expected to be filed in May 2018. Entergy Texas also stated that it would be inappropriate for the PUCT to require a refund of the reduction in income tax expense in 2018 resulting from the Act on a retroactive basis and without a comprehensive review of Entergy Texas’s cost of service and earned return on equity.

In May 2018, Entergy Texas filed its 2018 base rate case with the PUCT. Entergy Texas’s proposed rates and revenues reflected the inclusion of the federal income tax reductions due to the Tax Act. The PUCT issued an order in December 2018 establishing that 1) $25 million will be credited to customers through a rider to reflect the lower federal income tax rate applicable to Entergy Texas from January 2018 through the date new rates were implemented, 2) $242.5 million of protected excess accumulated deferred income taxes will be returned to customers through base rates under the average rate assumption method over the lives of the associated assets, and 3) $185.2 million of unprotected excess accumulated deferred income taxes will be returned to customers through a rider. The unprotected excess accumulated deferred income taxes rider will include carrying charges and will be in effect over a period of 12 months for larger customers and over a period of four years for other customers.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fuel and purchased power cost recovery

The Utility operating companies are allowed to recover fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is generally recorded as “Deferred fuel costs” on the Utility operating companies’ financial statements.  The table below shows the amount of deferred fuel costs as of December 31, 2018 and 2017 that Entergy expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

	2018	2017
	(In Millions)
Entergy Arkansas (a)	$86.5	$130.4
Entergy Louisiana (b)	$136.7	$96.7
Entergy Mississippi	$8.0	$32.4
Entergy New Orleans (b)	$2.8	($3.7)
Entergy Texas	($19.7)	($67.3)

(a)
Includes $67.3 million in 2018 and $67.1 million in 2017 of fuel and purchased power costs whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months.

(b)
Includes $168.1 million in both years for Entergy Louisiana and $4.1 million in both years for Entergy New Orleans of fuel, purchased power, and capacity costs, which do not currently earn a return on investment and whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months.

Entergy Arkansas

Production Cost Allocation Rider

The APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, which are discussed in the “System Agreement Cost Equalization Proceedings” section below.

In May 2016, Entergy Arkansas filed its annual redetermination pursuant to the production cost allocation rider, which reflected recovery of the production cost allocation rider true-up adjustment of the 2014 and 2015 unrecovered retail balance in the amount of $1.9 million. Additionally, the redetermined rates reflected the recovery of a $1.9 million System Agreement bandwidth remedy payment resulting from a compliance filing pursuant to the FERC’s December 2015 order related to test year 2009 production costs. The rates for the 2016 production cost allocation rider update were effective July 2016 through June 2017.
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

In May 2018, Entergy Arkansas filed its annual redetermination pursuant to the production cost allocation rider, which reflected recovery of the 2017 under-recovered retail balance and a $2.8 million payment by Entergy Arkansas associated with a compliance filing pursuant to a March 2018 FERC order related to 2010 production costs. The rates for the 2018 production cost allocation rider update are effective July 2018 through June 2019.

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

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its upcoming energy cost rate redetermination filing that was made in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude from the redetermination of its 2014 energy cost rate $65.9 million of incremental fuel and replacement energy costs incurred in 2013 as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information was available regarding various claims associated with the ANO stator incident. In February 2014 the APSC approved Entergy Arkansas’s request to retain that amount in its deferred fuel balance. In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that proceeding, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a regulatory proceeding for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs previously noted, subject to certain timelines and conditions set forth in the settlement agreement. See the “ANO Damage, Outage, and NRC Reviews” section in Note 8 to the financial statements for further discussion of the ANO stator incident.

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

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Act. Entergy Arkansas replied to the Attorney General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Act are appropriately considered in the APSC’s separate proceeding regarding potential implications of the tax law. The APSC general staff filed a reply to the Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. The redetermined rate became effective with the first billing cycle of April 2018. Subsequently in April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation at that time of the issues suggested by the Attorney General in the proceeding. Following a period of discovery, the Attorney General filed a supplemental response in October 2018 raising new issues with Entergy Arkansas’s March 2018 rate redetermination and asserting that $45.7 million of the increase should be collected subject to refund pending further investigation. Entergy Arkansas filed to dismiss the Attorney General’s supplemental response, the APSC general staff filed a motion to strike the Attorney General’s filing, and the Attorney General filed a supplemental response disputing Entergy Arkansas and the APSC staff’s filing. Applicable APSC rules and processes authorize its general staff to initiate periodic audits of Entergy Arkansas’s energy cost recovery rider. In late-2018 the APSC general staff notified

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas it has initiated an audit of the 2017 fuel costs. The time in which the audit will be complete is uncertain at this time.

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

In December 2011 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit included a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  In March 2016 the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $8.6 million, plus interest, to customers and realign the recovery of approximately $12.7 million from Entergy Gulf States Louisiana’s fuel adjustment clause to base rates. In September 2016 the LPSC staff filed testimony stating that it was no longer recommending a disallowance of $3.4 million of the $8.6 million discussed above, but otherwise maintained the positions from its report. Subsequently, the parties entered into a settlement, which was approved by the LPSC in November 2016. The settlement recognized the dry cask storage recovery method issue, which was addressed in the separate proceeding approved by the LPSC in October 2017, provided for a refund of $5 million, which was made to legacy Entergy Gulf States Louisiana customers in December 2016, and resolved all other issues raised in the audit.

In July 2014 the LPSC authorized its staff to initiate an audit of the fuel adjustment clause filings by Entergy Gulf States Louisiana, whose business was combined with Entergy Louisiana in 2015. The audit includes a review of the reasonableness of charges flowed through Entergy Gulf States Louisiana’s fuel adjustment clause for the period from 2010 through 2013. In January 2019, the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $900,000, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana is evaluating the staff’s recommended disallowance.

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. In January 2019, the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $7.3 million, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana is evaluating the staff’s recommended disallowance.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In November 2018, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an under-recovery of approximately $57 million as of September 30, 2018. In January 2019 the MPSC approved the proposed energy cost factor effective for February 2019 bills.

Mississippi Attorney General Complaint

The Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  In December 2008 the defendant Entergy companies removed the Attorney General’s lawsuit to U.S. District Court in Jackson, Mississippi. In June 2010 the MPSC authorized the deferral of certain legal expenses associated with this litigation until it is resolved. As of December 31, 2018, Entergy Mississippi has a regulatory asset of $23.6 million for these deferred legal expenses. Pre-trial and settlement conferences were held in October 2018. In October 2018 the District Court rescheduled the trial to April 2019.

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

In July 2015 certain parties filed briefs in a PUCT proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. The pending appeals did not stay the PUCT’s decision. In April 2016, Entergy Texas filed with the PUCT an application to refund to customers approximately $56.2 million. The refund resulted from (i) $41.8 million of fuel cost recovery over-collections through February 2016, (ii) the $10.9 million in bandwidth remedy payments, discussed above, that Entergy Texas received related to calendar year 2006 production costs, and (iii) $3.5 million in bandwidth remedy payments that Entergy Texas received related to 2006-2008 production costs. In June 2016, Entergy Texas filed an unopposed settlement agreement that added additional over-recovered fuel costs for the months of March and April 2016. The settlement resulted in a $68 million refund. The ALJ approved the refund on an interim basis and it was made to most customers over a four-month period beginning with the first billing cycle of July 2016. In July 2016 the PUCT issued an order approving the interim refund. The federal appeal of the PUCT’s January 2016 decision was heard in December 2016, and the Federal District Court granted Entergy Texas’s requested relief. In January 2017 the PUCT and an intervenor filed petitions for appeal of the Federal District Court ruling to the U.S. Court of Appeals for the Fifth Circuit. Oral argument was held before the Fifth Circuit in February 2018. In April 2018 the Fifth Circuit reversed the decision of the Federal District Court, reinstating the original PUCT decision. In October 2018, Entergy Texas filed notice of nonsuit in its appeal to the Travis County District Court regarding the PUCT’s January 2016 decision.

In July 2016, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period April 1, 2013 through March 31, 2016. During the reconciliation period, Entergy Texas incurred approximately $1.77 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimated an over-recovery balance of approximately $19.3 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2016. Entergy Texas also noted, however, that the estimated $19.3 million over collection was being refunded to customers as a portion of the interim fuel refund beginning with the first billing cycle of July 2016, discussed above. Entergy Texas also requested a prudence finding for each of the fuel-related contracts and arrangements entered into or modified during the reconciliation period that have not been reviewed by the PUCT in a prior proceeding. In December 2016, Entergy Texas entered into a stipulation and settlement agreement resulting

Entergy Corporation and Subsidiaries
Notes to Financial Statements

in a $6 million disallowance not associated with any particular issue raised and a refund of the over-recovery balance of $21 million as of November 30, 2016, to most customers beginning April 2017 through June 2017. This settlement was developed concurrently with the stipulation and settlement agreement in the 2016 transmission cost recovery factor rider amendment discussed below, and the terms and conditions in both settlements are interdependent. The fuel reconciliation settlement was approved by the PUCT in March 2017 and the refunds were made.

In June 2017, Entergy Texas filed an application for a fuel refund of approximately $30.7 million for the months of December 2016 through April 2017. For most customers, the refunds flowed through bills for the months of July 2017 through September 2017. The fuel refund was approved by the PUCT in August 2017.

In December 2017, Entergy Texas filed an application for a fuel refund of approximately $30.5 million for the months of May 2017 through October 2017. Also in December 2017, the PUCT’s ALJ approved the refund on an interim basis. For most customers, the refunds flowed through bills from January 2018 through March 2018. The fuel refund was approved by the PUCT in March 2018.

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

2016 Formula Rate Plan Filing

In July 2016, Entergy Arkansas filed with the APSC its 2016 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2017 test period to be below the formula rate plan bandwidth. The filing requested a $67.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%. In October 2016, Entergy Arkansas filed with the APSC revised formula rate plan attachments with an updated request for a $54.4 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors, as well as three additional adjustments identified as appropriate by Entergy Arkansas. In November 2016

Entergy Corporation and Subsidiaries
Notes to Financial Statements

a hearing was held and the APSC issued an order directing the parties to brief certain issues. In December 2016 the APSC approved a settlement agreement and the $54.4 million revenue requirement increase with approximately $25 million of the $54.4 million revenue requirement subject to possible future adjustment and refund to customers with interest. The APSC requested supplemental information for some of Entergy Arkansas’s requested nuclear expenditures. In December 2016 the APSC approved Entergy Arkansas’s formula rate plan compliance tariff, and the rates became effective with the first billing cycle of January 2017. In April 2017, Entergy Arkansas filed a motion consented to by all parties requesting that it be permitted to submit the supplemental information requested by the APSC in conjunction with its 2017 formula rate plan filing, which was subsequently made in July 2017 and is discussed below. In May 2017 the APSC approved the joint motion and proposal to review Entergy Arkansas’s supplemental information on a concurrent schedule with the 2017 formula rate plan filing. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement resolving all issues in the proceeding and providing for recovery of the 2017 and 2018 nuclear costs. In December 2017 the APSC approved the settlement agreement and recovery of the 2017 and 2018 nuclear costs.

2017 Formula Rate Plan Filing

In July 2017, Entergy Arkansas filed with the APSC its 2017 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2018 test period to be below the formula rate plan bandwidth.  The filing projected a $129.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%.  Entergy Arkansas’s formula rate plan is subject to a four percent annual revenue constraint and the projected annual revenue requirement increase exceeded the four percent, resulting in a proposed increase for the 2017 formula rate plan of $70.9 million. In October 2017, Entergy Arkansas filed with the APSC revised formula rate plan attachments that projected a $126.2 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors. The revised formula rate plan filing included a proposed $71.1 million revenue requirement increase based on a revision to the four percent constraint calculation. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement resolving all issues in the proceeding and providing for recovery of the 2017 and 2018 nuclear costs. In December 2017 the APSC approved the settlement agreement and the $71.1 million revenue requirement increase, as well as Entergy Arkansas’s formula rate plan compliance tariff, and the rates became effective with the first billing cycle of January 2018.

2018 Formula Rate Plan Filing

In July 2018, Entergy Arkansas filed with the APSC its 2018 formula rate plan filing to set its formula rate for the 2019 calendar year. The filing shows Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2019 test period to be below the formula rate plan bandwidth. Additionally, the filing includes the first netting adjustment under the current formula rate plan for the historical test year 2017, reflecting the change in formula rate plan revenues associated with actual 2017 results when compared to the allowed rate of return on equity. The filing includes a projected $73.4 million revenue deficiency for 2019 and a $95.6 million revenue deficiency for the 2017 historical test year, for a total revenue requirement of $169 million for this filing. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeds the constraint, the resulting increase is limited to four percent of total revenue, which originally was $65.4 million but was increased to $66.7 million based upon the APSC staff’s updated calculation of 2018 revenue, which included additional actual revenues for 2018. In October 2018, Entergy Arkansas and the parties to the proceeding filed joint motions to approve a partial settlement agreement as to certain factual issues and agreed to brief contested legal issues. In November 2018 the APSC held a hearing and was briefed on a certain contested legal issue. In December 2018 the APSC issued a decision related to the initial legal brief, approved the partial settlement agreement and $66.7 million revenue requirement increase, as well as Entergy Arkansas’s formula rate plan, with updated rates going into effect for the first billing cycle of January 2019. An additional schedule was issued by the APSC for briefing other contested issues, the outcome of which did not affect the 2018 filing but could affect future Entergy Arkansas formula rate plan filings. That briefing was completed in February 2019, and the APSC has not indicated when a decision on those issues can be expected.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Similar to the 2018 filing, the formula rate plan filing that will be made in 2019 to set the formula rates for the 2020 calendar year will include a netting adjustment that will compare projected costs and sales for 2018 that were approved in the 2017 formula rate plan filing to actual 2018 costs and sales data. In the fourth quarter 2018, Entergy Arkansas recorded a provision of $35.1 million that reflects the estimate of the historical year netting adjustment that will be included in the 2019 filing to reflect the change in formula rate plan revenues associated with actual 2018 results when compared to the allowed rate of return on equity.

Internal Restructuring

In November 2017, Entergy Arkansas filed an application with the APSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Arkansas to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. Entergy Arkansas also filed a notice with the Missouri Public Service Commission in December 2017 out of an abundance of caution, although Entergy Arkansas does not serve any retail customers in Missouri. In April 2018 the Missouri Public Service Commission approved Entergy Arkansas’s filing. In July 2018, Entergy Arkansas filed a settlement, reached by all parties in the APSC proceeding, resolving all issues. The APSC approved the settlement agreement and restructuring in August 2018. Pursuant to the settlement agreement, Entergy Arkansas will credit retail customers $39.6 million over six years, beginning in 2019. Entergy Arkansas also received the required FERC and NRC approvals.
In November 2018, Entergy Arkansas undertook a multi-step restructuring, including the following:

•	Entergy Arkansas, Inc. redeemed its outstanding preferred stock at the aggregate redemption price of approximately $32.7 million.

•	Entergy Arkansas, Inc. converted from an Arkansas corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Arkansas, Inc. allocated substantially all of its assets to a new subsidiary, Entergy Arkansas Power, LLC, a Texas limited liability company (Entergy Arkansas Power), and Entergy Arkansas Power assumed substantially all of the liabilities of Entergy Arkansas, Inc., in a transaction regarded as a merger under the TXBOC. Entergy Arkansas, Inc. remained in existence and held the membership interests in Entergy Arkansas Power.

•
Entergy Arkansas, Inc. contributed the membership interests in Entergy Arkansas Power to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy Arkansas Power is a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

In December 2018, Entergy Arkansas, Inc. changed its name to Entergy Utility Property, Inc., and Entergy Arkansas Power then changed its name to Entergy Arkansas, LLC. Entergy Arkansas, LLC holds substantially all of the assets, and assumed substantially all of the liabilities, of Entergy Arkansas, Inc. The transaction was accounted for as a transaction between entities under common control.

Filings with the LPSC (Entergy Louisiana)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

2016 Formula Rate Plan Filing

In May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. The evaluation report reflected an earned return on common equity of 9.84%. As such, no adjustment to base formula rate plan revenue was required. Adjustments, however, were required under the formula rate plan; the 2016 formula rate plan evaluation report showed a decrease in formula rate plan revenue of approximately $16.9 million, comprised of a decrease in legacy Entergy Louisiana formula rate plan revenue of $3.5 million, a decrease in legacy Entergy Gulf States Louisiana formula rate plan revenue of $9.7 million, and a decrease in incremental formula rate plan revenue of $3.7 million. Additionally, the formula rate plan evaluation report called for a decrease of $40.5 million in the MISO cost recovery revenue requirement from $46.8 million to $6.3 million. Rates reflecting these adjustments were implemented with the first billing cycle of September 2017, subject to refund. In September 2017 the LPSC issued its report indicating that no changes to Entergy Louisiana’s original formula rate plan evaluation report were required but reserved for several issues, including Entergy Louisiana’s September 2017 update to its formula rate plan evaluation report.  In July 2018, Entergy Louisiana and the LPSC staff filed an unopposed joint report setting forth a correction to the annualization calculation, the effect of which was a net $3.5 million revenue requirement reduction and indicating that there are no outstanding issues with the 2016 formula rate plan report, the supplemental report, or the interim updates.  In September 2018 the LPSC approved the unopposed joint report.

Formula Rate Plan Extension Through 2019 Test Year

In August 2017, Entergy Louisiana filed a request with the LPSC seeking to extend its formula rate plan for three years (2017-2019) with limited modifications of its terms.  Those modifications include: a one-time resetting of base rates to the midpoint of the band at Entergy Louisiana’s authorized return on equity of 9.95% for the 2017 test year; narrowing of the formula rate plan bandwidth from a total of 160 basis points to 80 basis points; and a forward-looking mechanism that would allow Entergy Louisiana to recover certain transmission-related costs contemporaneously with when those projects begin delivering benefits to customers.  In April 2018 the LPSC approved an unopposed joint motion filed by Entergy Louisiana and the LPSC staff that settled the matter. The settlement extended the formula rate plan for three years, providing for rates through at least August 2021. In addition to retaining the major features of the traditional formula rate plan, substantive features of the extended formula rate plan include:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•
a transmission recovery mechanism providing for the opportunity to recover certain transmission-related expenditures in excess of $100 million annually for projects placed in service up to one month prior to rate change outside of sharing that is designed to operate in a fashion similar to the additional capacity mechanism.

2017 Formula Rate Plan Filing

In June 2018, Entergy Louisiana filed its formula rate plan evaluation report for its 2017 calendar year operations. The 2017 test year evaluation report produced an earned return on equity of 8.16%, due in large part to revenue-neutral realignments to other recovery mechanisms. Without these realignments, the evaluation report produces an earned return on equity of 9.88% and a resulting base rider formula rate plan revenue increase of $4.8 million. Excluding the Tax Act credits provided for by the tax reform adjustment mechanisms, total formula rate plan revenues were further increased by a total of $98 million as a result of the evaluation report due to adjustments to the additional capacity and MISO cost recovery mechanisms of the formula rate plan, and implementation of the transmission recovery mechanism. In August 2018, Entergy Louisiana filed a supplemental formula rate plan evaluation report to reflect changes from the 2016 test year formula rate plan proceedings, a decrease to the transmission recovery mechanism to reflect lower actual capital additions, and a decrease to evaluation period expenses to reflect the terms of a new power sales agreement. Based on the August 2018 update, Entergy Louisiana recognized a total decrease in formula rate plan revenue of approximately $17.6 million. Results of the updated 2017 evaluation report filing were implemented with the September 2018 billing month subject to refund and review by the LPSC staff and intervenors. In accordance with the terms of the formula rate plan, in September 2018 the LPSC staff and intervenors submitted their responses to Entergy Louisiana’s original formula rate plan evaluation report and supplemental compliance updates. The LPSC staff asserted objections/reservations regarding 1) Entergy Louisiana’s proposed rate adjustments associated with the return of excess accumulated deferred income taxes pursuant to the Tax Act and the treatment of accumulated deferred income taxes related to reductions of rate base; 2) Entergy Louisiana’s reservation regarding treatment of a regulatory asset related to certain special orders by the LPSC; and 3) test year expenses billed from Entergy Services to Entergy Louisiana. Intervenors also objected to Entergy Louisiana’s treatment of the regulatory asset related to certain special orders by the LPSC. A procedural schedule has not yet been established to resolve these issues.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Union Power Station and Deactivation or Retirement Decisions for Entergy Louisiana Plants

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery of two power blocks of the Union Power Station for an expected base purchase price of approximately $237 million per power block, subject to adjustments. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent. The business combination of Entergy Gulf States Louisiana and Entergy Louisiana received regulatory approval and closed in October 2015 making Entergy Louisiana the named purchaser of Power Blocks 3 and 4 of the Union Power Station. In March 2016, Entergy Louisiana acquired Power Blocks 3 and 4 of Union Power Station for an aggregate purchase price of approximately $475 million and implemented rates to collect the estimated first-year revenue requirement with the first billing cycle of March 2016.

As a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. Parties requested further proceedings on the prudence of the decision to deactivate Willow Glen 2 and 4.  No party contested the prudence of the decision to deactivate Willow Glen 2 and 4 or suggested reactivation of these units; however, issues were raised related to Entergy Louisiana’s decision to give up its transmission service rights in MISO for Willow Glen 2 and 4 rather than placing the units into suspended status for the three-year term permitted by MISO. In March 2018 the LPSC adopted the ALJ’s recommended order finding that Entergy Louisiana did not demonstrate that its decision to permanently surrender transmission rights for the mothballed (not retired) Willow Glen 2 and 4 units was reasonable and that Entergy Louisiana should hold customers harmless from increased transmission expenses should those units be reactivated. Because no party or the LPSC suggested that Willow Glen 2 and 4 should be reactivated and because the cost to return those units to service far exceeded the revenue the units were expected to generate in MISO, Entergy Louisiana retired Willow Glen 2 and 4 in March 2018. Entergy Louisiana submitted a compliance filing regarding retirement of Willow Glen 2 and 4, and the LPSC closed the proceeding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

2017 Rate Stabilization Plan Filing

In January 2018, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2017.  The filing of the evaluation report for the test year 2017 reflected an earned return on common equity of 9.06%.  This earned return is below the earnings sharing band of the rate stabilization plan and results in a rate increase of $0.1 million.  Due to the enactment in late-December 2017 of the Tax Cuts and Jobs Act, Entergy Louisiana did not have adequate time to reflect the effects of this tax legislation in the rate stabilization plan.  In April 2018, Entergy Louisiana filed a supplemental evaluation report for the test year ended September 2017, reflecting the effects of the Tax Act, including a proposal to use the unprotected excess accumulated deferred income taxes to offset approximately $1.4 million of storm restoration deferred operation and maintenance costs incurred by Entergy Louisiana in connection with the August 2016 flooding disaster in its gas service area. The supplemental filing reflects an earned return on common equity of 10.79%. As-filed rates from the supplemental filing were implemented, subject to refund, with customers receiving a cost reduction of approximately $0.7 million effective with bills rendered on and after the first billing cycle of May 2018, as well as a $0.2 million reduction in the gas infrastructure rider effective with bills rendered on and after the first billing cycle of July 2018. The proceeding is currently in its discovery phase. A procedural schedule has not been established.

2018 Rate Stabilization Plan Filing

In January 2019, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2018. The filing of the evaluation report for the test year 2018 reflected an earned return on common equity of 2.69%. This earned return is below the earning sharing band of the gas rate stabilization plan and results in a rate increase of $2.8 million. Entergy Louisiana will make a compliance filing in April 2019 and rates will be implemented during the first billing cycle of May 2019.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In March 2016, Entergy Mississippi submitted its formula rate plan 2016 test year filing showing Entergy Mississippi’s projected earned return for the 2016 calendar year to be below the formula rate plan bandwidth. The filing showed a $32.6 million rate increase was necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 9.96%, within the formula rate plan bandwidth. In June 2016 the MPSC approved Entergy Mississippi’s joint stipulation with the Mississippi Public Utilities Staff. The joint stipulation provided for a total revenue increase of $23.7 million. The revenue increase included a $19.4 million increase through the formula rate plan, resulting in a return on common equity point of adjustment of 10.07%. The revenue increase also included $4.3 million in incremental ad valorem tax expenses to be collected through an updated ad valorem tax adjustment rider. The revenue increase and ad valorem tax adjustment rider were effective with the July 2016 bills.

In March 2017, Entergy Mississippi submitted its formula rate plan 2017 test year filing and 2016 look-back filing showing Entergy Mississippi’s earned return for the historical 2016 calendar year and projected earned return

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2018, Entergy Mississippi submitted its formula rate plan 2018 test year filing and 2017 look-back filing showing Entergy Mississippi’s earned return for the historical 2017 calendar year and projected earned return for the 2018 calendar year, in large part as a result of the lower federal corporate income tax rate effective in 2018, to be within the formula rate plan bandwidth, resulting in no change in rates. In June 2018, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a stipulation that confirmed that Entergy Mississippi’s earned returns for both the 2017 look-back filing and 2018 test year were within the respective formula rate plan bandwidths. In June 2018 the MPSC approved the stipulation, which resulted in no change in rates. See “Regulatory activity regarding the Tax Cuts and Jobs Act” above for additional discussion regarding the treatment of the effects of the lower federal corporate income tax rate.

Entergy Mississippi’s formula rate plan includes a look-back evaluation report filing in March 2019 that will compare actual 2018 results to the performance-adjusted allowed return on rate base.  In fourth quarter 2018, Entergy Mississippi recorded a provision of $9.3 million that reflects the estimate of the difference between the 2018 earned rate of return on rate base and an established performance-adjusted benchmark rate of return under the formula rate plan performance-adjusted bandwidth mechanism.

In October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions, such as the Sunflower Solar Facility, that are approved by the MPSC.

Internal Restructuring

In March 2018, Entergy Mississippi filed an application with the MPSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Mississippi to a new entity, which would ultimately be held by an existing Entergy subsidiary holding company. In September 2018, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed a joint stipulation regarding the restructuring filing. In September 2018 the MPSC issued an order accepting the stipulation in its entirety and approving the restructuring and credits of $27 million to retail customers over six years, consisting of annual payments of $4.5 million for the years 2019-2024. Entergy Mississippi also received the required FERC approval.

In November 2018, Entergy Mississippi undertook a multi-step restructuring, including the following:

•	Entergy Mississippi, Inc. redeemed its outstanding preferred stock, at the aggregate redemption price of approximately $21.2 million.

•	Entergy Mississippi, Inc. converted from a Mississippi corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Mississippi, Inc. allocated substantially all of its assets to a new subsidiary, Entergy Mississippi Power and Light, LLC, a Texas limited liability company (Entergy Mississippi Power and Light), and Entergy Mississippi Power and Light assumed substantially all of the liabilities of Entergy Mississippi, Inc., in a transaction regarded as a merger under the TXBOC. Entergy Mississippi, Inc. remained in existence and held the membership interests in Entergy Mississippi Power and Light.

•
Entergy Mississippi, Inc. contributed the membership interests in Entergy Mississippi Power and Light to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy Mississippi Power and Light is a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In December 2018, Entergy Mississippi, Inc. changed its name to Entergy Utility Enterprises, Inc., and Entergy Mississippi Power and Light then changed its name to Entergy Mississippi, LLC. Entergy Mississippi, LLC holds substantially all of the assets, and assumed substantially all of the liabilities, of Entergy Mississippi, Inc. The restructuring was accounted for as a transaction between entities under common control.

In December 2018, Entergy Mississippi filed its notice of intent to implement the restructuring credit rider to allow Entergy Mississippi to return credits of $27 million to retail customers over six years. In January 2019 the MPSC approved the proposed restructuring credit adjustment factor, which is effective for bills rendered beginning February 2019.

Filings with the City Council (Entergy New Orleans)

Retail Rates

As a provision of the settlement agreement approved by the City Council in May 2015 providing for the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that supported the provision of service to Entergy Louisiana’s customers in Algiers, it was agreed that, with limited exceptions, no action may be taken with respect to Entergy New Orleans’s base rates until rates are implemented from a base rate case that must be filed for its electric and gas operations in 2018. This provision eliminated the formula rate plan applicable to Algiers operations. The limited exceptions included continued implementation of the then-remaining two years of the four-year phased-in rate increase for the Algiers area and certain exceptional cost increases or decreases in the base revenue requirement. An additional provision of the settlement agreement allowed for continued recovery of the revenue requirement associated with the capacity and energy from Ninemile 6 received by Entergy New Orleans under a power purchase agreement with Entergy Louisiana (Algiers PPA). The settlement authorized Entergy New Orleans to recover the remaining revenue requirement related to the Algiers PPA through base rates charged to Algiers customers. The settlement also provided for continued implementation of the Algiers MISO recovery rider.

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

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  The rate settlement provided an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provided a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs. In January 2015 the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

City Council approved funding for the Energy Smart program from April 2015 through March 2017 using the remainder of the approximately $12.8 million of 2014 rough production cost equalization funds, with any remaining costs being recovered through the fuel adjustment clause. This funding methodology was modified in November 2015 when the City Council directed Entergy New Orleans to use a combination of guaranteed customer savings related to a prior agreement with the City Council and rough production cost equalization funds to cover program costs prior to recovering any costs through the fuel adjustment clause. In April 2017 the City Council approved an implementation plan for the Energy Smart program from April 2017 through December 2019. The City Council directed that the $11.8 million balance reported for Energy Smart funds be used to continue funding the program for Entergy New Orleans’s legacy customers and that the Energy Smart Algiers program continue to be funded through the Algiers fuel adjustment clause, until additional customer funding is required for the legacy customers. In September 2017, Entergy New Orleans filed a supplemental plan and proposed several options for an interim cost recovery mechanism necessary to recover program costs during the period between when existing funds directed to Energy Smart programs are depleted and when new rates from the 2018 combined rate case, which includes a cost recovery mechanism for Energy Smart funding, take effect (estimated to be August 2019). In December 2017 the City Council approved an energy efficiency cost recovery rider as an interim funding mechanism for Energy Smart, subject to verification that no additional funding sources exist. In June 2018 the City Council also approved a resolution recommending that Entergy New Orleans allocate approximately $13.5 million of benefits resulting from the Tax Act to Energy Smart. Entergy New Orleans is seeking approval of a permanent and stable source of funding for Energy Smart as part of its base rate case filed in September 2018.

In September 2018, Entergy New Orleans filed an electric and gas base rate case with the City Council. The filing requests a 10.5% return on equity for electric operations with opportunity to earn a 10.75% return on equity through a performance adder provision of the electric formula rate plan in subsequent years under a formula rate plan, and requests a 10.75% return on equity for gas operations. The proposed electric rates in the revised filing reflect a net reduction of $20.3 million. The reduction in electric rates includes a base rate increase of $135.2 million, of which $131.5 million is associated with moving costs currently collected through fuel and other riders into base rates, plus a request for an advanced metering surcharge to recover $7.1 million associated with advanced metering infrastructure, offset by a net decrease of $31.1 million related to fuel and other riders. The filing also includes a proposed gas rate decrease of $142 thousand. Entergy New Orleans’s rates reflect the inclusion of federal income tax reductions due to the Tax Act and the provisions of a previously-approved agreement in principle determining how the benefits of the Tax Act would flow. Entergy New Orleans included cost of service studies for electric and gas operations for the twelve months ending December 31, 2017 and the projected twelve months ending December 31, 2018. In addition, Entergy New Orleans included capital additions expected to be placed into service for the period through December 31, 2019. Entergy New Orleans’s request for a change in rates is based on the projected twelve months ending December 31, 2018.

The filing’s major provisions include: (1) a new electric rate structure, which realigns the revenue requirement associated with capacity and long-term service agreement expense from certain existing riders to base revenue, provides for the recovery of the cost of advanced metering infrastructure, and partially blends rates for Entergy New Orleans’s customers residing in Algiers with customers residing in the remainder of Orleans Parish through a three-year phase-in; (2) contemporaneous cost recovery riders for investments in energy efficiency/demand response, incremental changes in capacity/long-term service agreement costs, grid modernization investment, and gas infrastructure replacement investment; and (3) formula rate plans for both electric and gas operations. In February 2019 the City Council’s advisors and several intervenors filed testimony in response to Entergy New Orleans’s application. The City Council’s advisors have recommended, among other things, overall rate reductions of approximately $33 million in electric rates and $3.8 million in gas rates. Certain intervenors have recommended overall rate reductions of up to approximately $49 million in electric rates and $5 million in gas rates. The procedural schedule calls for an evidentiary hearing to be held in June 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Internal Restructuring

In July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy New Orleans, Inc. to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. In May 2017 the City Council adopted a resolution approving the proposed internal restructuring pursuant to an agreement in principle with the City Council advisors and certain intervenors. Pursuant to the agreement in principle, Entergy New Orleans would credit retail customers $10 million in 2017, $1.4 million in the first quarter of the year after the transaction closes, and $117,500 each month in the second year after the transaction closes until such time as new base rates go into effect as a result of the then-anticipated 2018 base rate case (which has subsequently been filed). Entergy New Orleans began crediting retail customers in June 2017. In June 2017 the FERC approved the transaction and, pursuant to the agreement in principle, Entergy New Orleans will provide additional credits to retail customers of $5 million in each of the years 2018, 2019, and 2020.

In November 2017, Entergy New Orleans undertook a multi-step restructuring, including the following:

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

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2018 Base Rate Case

In May 2018, Entergy Texas filed a base rate case with the PUCT seeking an increase in base rates and rider rates of approximately $166 million, of which $48 million is associated with moving costs currently being collected through riders into base rates such that the total incremental revenue requirement increase is approximately $118 million. The base rate case was based on a 12-month test year ending December 31, 2017. In addition, Entergy Texas included capital additions placed into service for the period of April 1, 2013 through December 31, 2017, as well as a post-test year adjustment to include capital additions placed in service by June 30, 2018.

In October 2018 the parties filed an unopposed settlement resolving all issues in the proceeding and a motion for interim rates effective for electricity usage on and after October 17, 2018. The unopposed settlement reflects the following terms: a base rate increase of $53.2 million (net of costs realigned from riders), a $25 million refund to reflect the lower federal income tax rate applicable to Entergy Texas from January 25, 2018 through the date new rates are implemented, $6 million of capitalized skylining tree hazard costs will not be recovered from customers, $242.5 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of protected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through base rates under the average rate assumption method over the lives of the associated assets, and $185.2 million of unprotected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through a rider. The unprotected excess accumulated deferred income taxes rider will include carrying charges and will be in effect over a period of 12 months for large customers and over a period of four years for other customers. The settlement also provides for the deferral of $24.5 million of costs associated with the remaining book value of the Neches and Sabine 2 plants, previously taken out of service, to be recovered over a ten-year period and the deferral of $20.5 million of costs associated with Hurricane Harvey to be recovered over a 12-year period, each beginning in October 2018. The settlement provides final resolution of all issues in the matter, including those related to the Tax Act. In October 2018, the ALJ granted the unopposed motion for interim rates to be effective for service rendered on or after October 17, 2018. In December 2018 the PUCT issued an order approving the unopposed settlement.

Distribution Cost Recovery Factor (DCRF) Rider

In June 2017, Entergy Texas filed an application to amend its DCRF rider by increasing the total collection from $8.65 million to approximately $19 million. In July 2017, Entergy Texas, the PUCT staff, and the two other parties in the proceeding entered into an unopposed stipulation and settlement agreement resulting in an amended DCRF annual revenue requirement of $18.3 million. In September 2017 the PUCT issued its final order approving the unopposed stipulation and settlement agreement. The amended DCRF rider rates became effective for usage on and after September 1, 2017. DCRF rates were set to zero upon implementation of new base rates on October 17, 2018, as described above in the discussion of the 2018 base rate case.

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

In September 2016, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed amended TCRF rider was designed to collect approximately $29.5 million annually from Entergy Texas’s retail customers. This amount included the approximately $10.5 million annually that Entergy Texas was previously authorized to collect through the TCRF rider, as discussed above. In December 2016, concurrent with the 2016 fuel reconciliation stipulation and settlement agreement discussed above, Entergy Texas and the PUCT staff reached a settlement agreeing to the amended TCRF annual revenue requirement of $29.5 million. As discussed above, the terms of the two settlements are interdependent. The PUCT approved the settlement and issued a final order in March 2017. Entergy Texas implemented the amended TCRF rider beginning with bills covering usage on and after March 20, 2017. TCRF rates were set to zero upon implementation of new base rates on October 17, 2018, as described above in the 2018 base rate case discussion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In December 2018, Entergy Texas filed with the PUCT a request to set a new TCRF rider. The proposed new TCRF rider is designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers. The proceeding is currently ongoing at the PUCT.

Advanced Metering Infrastructure (AMI) Filings

Entergy Arkansas

In September 2016, Entergy Arkansas filed an application seeking a finding from the APSC that Entergy Arkansas’s deployment of AMI is in the public interest. Entergy Arkansas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Arkansas’s modernized power grid. The filing included an estimate of implementation costs for AMI of $208 million. The filing identified a number of quantified and unquantified benefits, and Entergy Arkansas provided a cost benefit analysis showing that its AMI deployment is expected to produce a nominal net benefit to customers of $406 million. Entergy Arkansas also sought to continue to include in rate base the remaining book value of existing meters, which was approximately $57 million at December 31, 2015, that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Arkansas proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Deployment of the communications network began in 2018. Entergy Arkansas proposed to include the AMI deployment costs and the quantified benefits in future formula rate plan filings, and the 2018 costs were approved in the 2017 formula rate plan filing. In August 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement. In October 2017 the APSC issued an order finding that Entergy Arkansas’s AMI deployment is in the public interest and approving the settlement agreement subject to a minor modification. Entergy Arkansas expects to recover the undepreciated balance of its existing meters through a regulatory asset to be amortized over 15 years.

Entergy Louisiana

In November 2016, Entergy Louisiana filed an application seeking a finding from the LPSC that Entergy Louisiana’s deployment of advanced electric and gas metering infrastructure is in the public interest. Entergy Louisiana proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Louisiana’s modernized power grid. The filing included an estimate of implementation costs for AMI of $330 million. The filing identified a number of quantified and unquantified benefits, and Entergy Louisiana provided a cost/benefit analysis showing that its combined electric and gas AMI deployment is expected to produce a nominal net benefit to customers of $607 million. Entergy Louisiana also sought to continue to include in rate base the remaining book value, approximately $92 million at December 31, 2015, of the existing electric meters and also to depreciate those assets using current depreciation rates. Entergy Louisiana proposed a 15-year useful life for the new advanced meters, the three-year deployment of which began in 2019. Deployment of the communications network began in 2018. Entergy Louisiana proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022. The parties reached an uncontested stipulation permitting implementation of Entergy Louisiana’s proposed AMI system, with modifications to the proposed customer charge. In July 2017 the LPSC approved the stipulation. Entergy Louisiana expects to recover the undepreciated balance of its existing meters through a regulatory asset to be amortized at current depreciation rates.

Entergy Mississippi

In November 2016, Entergy Mississippi filed an application seeking an order from the MPSC granting a certificate of public convenience and necessity and finding that Entergy Mississippi’s deployment of AMI is in the public interest. Entergy Mississippi proposed to replace existing meters with advanced meters that enable two-way data communication; to design and build a secure and reliable network to support such communications; and to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

implement support systems. AMI is intended to serve as the foundation of Entergy Mississippi’s modernized power grid. The filing included an estimate of implementation costs for AMI of $132 million. The filing identified a number of quantified and unquantified benefits, and Entergy Mississippi provided a cost benefit analysis showing that its AMI deployment is expected to produce a nominal benefit to customers of $496 million over a 15-year period, which when netted against the costs of AMI results in $183 million of net customer benefits. Entergy Mississippi also sought to continue to include in rate base the remaining book value, approximately $56 million at December 31, 2015, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Mississippi proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019, subject to approval by the MPSC. Deployment of the communications network began in 2018. Entergy Mississippi proposed to include the AMI deployment costs and the quantified benefits in existing rate mechanisms, primarily through future formula rate plan filings and/or future energy cost recovery rider schedule re-determinations, as applicable. In May 2017 the Mississippi Public Utilities Staff and Entergy Mississippi entered into and filed a joint stipulation supporting Entergy Mississippi’s filing, and the MPSC issued an order approving the filing without material changes, finding that Entergy Mississippi’s deployment of AMI is in the public interest and granting a certificate of public convenience and necessity. The MPSC order also confirmed that Entergy Mississippi shall continue to include in rate base the remaining book value of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. In June 2018, as part of the order approving the joint stipulation between the Mississippi Public Utilities Staff and Entergy Mississippi addressing Entergy Mississippi’s 2018 formula rate plan evaluation report and the ratemaking effects of the Tax Act, the MPSC approved the acceleration of the recovery of substantially all of Entergy Mississippi’s existing customer meters in anticipation of AMI deployment.

Entergy New Orleans

In October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Entergy New Orleans proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems.  AMI is intended to serve as the foundation of Entergy New Orleans’s modernized power grid.  The filing included an estimate of implementation costs for AMI of $75 million. The filing identified a number of quantified and unquantified benefits, and Entergy New Orleans provided a cost/benefit analysis showing that its combined electric and gas AMI deployment is expected to produce a nominal net benefit to customers of $101 million.  Entergy New Orleans also sought to continue to include in rate base the remaining book value, approximately $21 million at December 31, 2015, of the existing electric meters and also to depreciate those assets using current depreciation rates.  Entergy New Orleans proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which began in 2019.  Deployment of the information technology infrastructure began in 2017 and deployment of the communications network began in 2018.  Entergy New Orleans proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022.  The City Council’s advisors filed testimony in May 2017 recommending the adoption of AMI subject to certain modifications, including the denial of Entergy New Orleans’s proposed customer charge as a cost recovery mechanism. In January 2018 a settlement was reached between the City Council’s advisors and Entergy New Orleans. In February 2018 the City Council approved the settlement, which deferred cost recovery to the 2018 Entergy New Orleans rate case, but also stated that an adjustment for 2018-2019 AMI costs can be filed in the rate case and that, for all subsequent AMI costs, the mechanism to be approved in the 2018 rate case will allow for the timely recovery of such costs. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to explore the options for accelerating the deployment of AMI. In June 2018 the City Council approved a one-year acceleration of AMI in its service area for an incremental $4.4 million.

Entergy Texas

In April 2017 the Texas legislature enacted legislation that extends statutory support for AMI deployment to Entergy Texas and directs that if Entergy Texas elects to deploy AMI, it shall do so as rapidly as practicable. In July 2017, Entergy Texas filed an application seeking an order from the PUCT approving Entergy Texas’s deployment of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

AMI. Entergy Texas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Texas’s modernized power grid. The filing included an estimate of implementation costs for AMI of $132 million. The filing identified a number of quantified and unquantified benefits, with Entergy Texas showing that its AMI deployment is expected to produce nominal net operational cost savings to customers of $33 million. Entergy Texas also sought to continue to include in rate base the remaining book value, approximately $41 million at December 31, 2016, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Texas proposed a seven-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Entergy Texas also proposed a surcharge tariff to recover the reasonable and necessary costs it has and will incur under the deployment plan for the full deployment of advanced meters. Further, Entergy Texas sought approval of fees that would be charged to customers who choose to opt out of receiving service through an advanced meter and instead receive electric service with a non-standard meter. In October 2017, Entergy Texas and other parties entered into and filed an unopposed stipulation and settlement agreement, permitting deployment of AMI with limited modifications. The PUCT approved the stipulation and settlement agreement in December 2017. Entergy Texas implemented the AMI surcharge tariff beginning with January 2018 bills. As of December 31, 2018, Entergy Texas has a regulatory liability related to the collection of the surcharge from customers. Consistent with the approval, deployment of the communications network began in 2018 and deployment of the advanced meters will begin in March 2019. Entergy Texas expects to recover the remaining net book value of its existing meters through a regulatory asset to be amortized at current depreciation rates.

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

In June 2005 the FERC issued a decision in System Agreement litigation that had been commenced by the LPSC, and essentially affirmed its decision in a December 2005 order on rehearing.  The decision included, among other things:

•	The FERC’s conclusion that the System Agreement no longer roughly equalized total production costs among the Utility operating companies.

•
In order to reach rough production cost equalization, the FERC imposed a bandwidth remedy by which each company’s total annual production costs would have to be within +/- 11% of Entergy System average total annual production costs.

•
In calculating the production costs for this purpose under the FERC’s order, output from the Vidalia hydroelectric power plant would not reflect the actual Vidalia price for the year but be priced at that year’s average price paid by Entergy Louisiana for the exchange of electric energy under Service Schedule MSS-3 of the System Agreement, thereby reducing the amount of Vidalia costs reflected in the comparison of the Utility operating companies’ total production costs.

•	The remedy ordered by the FERC in 2005 required no refunds and became effective based on calendar year 2006 production costs with the first reallocation payments made in 2007.

The FERC’s decision reallocated total production costs of the Utility operating companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2015, in light of a December 2014 decision by the D.C. Circuit in the interruptible load proceeding, Entergy filed with the FERC a motion to establish a briefing schedule on refund issues and an initial brief addressing refund issues. The initial brief argued that the FERC, in response to the D.C. Circuit decision, should clarify its policy on refunds and find that refunds are not required in this proceeding. In October 2015 the FERC issued three orders related to the commencement of the remedy on June 1, 2005 and the inclusion of interest for the period June 1, 2005 through December 31, 2005. Specifically, the FERC rejected Entergy’s request for rehearing of its decision to include interest for the seven-month period. The FERC also rejected Entergy’s request for rehearing of the order rejecting the compliance filing with regard to the issue of interest. Finally, the FERC set for hearing and settlement procedures the 2014 compliance filing that included the bandwidth calculation for the seven months June 1, 2005 through December 31, 2005. In setting the compliance filing for hearing, the FERC rejected the APSC’s protest that Entergy Arkansas should not be subject to the filing because Entergy Arkansas would be making the payments during a period following its exit from the System Agreement. In January 2018 the D.C. Circuit affirmed the FERC decision that Entergy Arkansas was subject to the filing.

In December 2011, Entergy filed with the FERC its compliance filing that provided the payments and receipts among the Utility operating companies pursuant to the FERC’s October 2011 order.  The APSC, the LPSC, the PUCT, and other parties intervened in the December 2011 compliance filing proceeding, and the APSC and the LPSC also filed protests. The filing showed the following payments/receipts among the Utility operating companies:

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

In February 2014 the FERC issued a rehearing order addressing its October 2011 order. The FERC denied the LPSC’s request for rehearing on the issues of whether the bandwidth remedy should be made effective earlier than June 1, 2005, and whether refunds should be ordered for the 20-month refund effective period. The FERC granted the LPSC’s rehearing request on the issue of interest on the bandwidth payments/receipts for the June - December 2005 period, requiring that interest be accrued from June 1, 2006 until the date those bandwidth payments/receipts are made. Also in February 2014 the FERC issued an order rejecting the December 2011 compliance filing that calculated the bandwidth payments/receipts for the June - December 2005 period. The FERC order required a new compliance filing that calculates the bandwidth payments/receipts for the June - December 2005 period based on monthly data for the seven individual months including interest pursuant to the February 2014 rehearing order. Entergy sought rehearing of the February 2014 order with respect to the FERC’s determinations regarding interest. In April 2014 the LPSC filed a petition for review of the FERC’s October 2011 and February 2014 orders with the U.S. Court of Appeals for the D.C. Circuit. In August 2017 the D.C. Circuit issued a decision denying the LPSC’s appeal of the FERC’s October 2011 and February 2014 orders. On the issue of the FERC’s implementation of the prospective remedy as of June 2005 and whether the bandwidth remedy should be extended for an additional 17 months in years 2004-2005, the D.C. Circuit affirmed the FERC’s implementation of the remedy and denied the LPSC’s appeal. On the issue of whether the operating companies should be required to issue refunds for the 20-month period from September 2001 to May 2003, the D.C. Circuit granted the FERC’s request for agency reconsideration and remanded that issue back to the FERC for further proceedings as requested by all parties to the appeal. In response to the D.C. Circuit’s remand, various parties filed briefs with the FERC addressing whether the FERC should require the Utility operating companies to issue refunds for the 20-month refund period from September 2001 to May 2003. The LPSC has argued in favor of such remands and Entergy has opposed the LPSC’s request. The briefing was completed in September 2018 and the matter is pending before the FERC.

In April and May 2014, Entergy filed with the FERC an updated compliance filing that provided the payments and receipts among the Utility operating companies pursuant to the FERC’s February 2014 orders.  The filing showed the following net payments and receipts, including interest, among the Utility operating companies:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

These payments were made in July 2018. In January 2019 the FERC denied the LPSC’s request for rehearing of the May 2018 order.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following rough production cost equalization rate proceedings are still ongoing or were ongoing during the period 2016-2018.

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

In September 2016 the FERC accepted the February 2016 compliance filing subject to a further compliance filing made in November 2016. The further compliance filing was required as a result of an order issued in September 2016 ruling on the January 2016 rehearing requests filed by the LPSC, the APSC, and Entergy. In the order addressing the rehearing requests, the FERC granted the LPSC’s rehearing request and directed that interest be calculated on the payment/receipt amounts. The FERC also granted the APSC’s and Entergy’s rehearing request and ordered the removal of both securitized asset accumulated deferred income taxes and contra-securitization accumulated deferred income taxes from the calculation. In November 2016, Entergy submitted its compliance filing in response to the FERC’s order on rehearing. The compliance filing included a revised calculation of the bandwidth true-up payments and receipts based on 2009 test year data and interest calculations. The LPSC protested the interest calculations. In November 2017 the FERC issued an order rejecting the November 2016 compliance filing. The FERC determined that the payments detailed in the November 2016 compliance filing did not include adequate interest for the payments from Entergy Arkansas to Entergy Louisiana because it did not include interest on the principal portion of the payment that was made in February 2016. In December 2017, Entergy recalculated the interest pursuant to the November 2017 order. As a result of the recalculations, Entergy Arkansas owed very minor payments to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

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

These payments were made in May 2018. The LPSC request for rehearing is pending.

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

Interruptible Load Proceeding

In April 2007 the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC’s appeal of the FERC’s March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies’ interruptible loads.  In its opinion the D.C. Circuit concluded that the FERC: (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds.  The FERC issued its order on remand in September 2007, in which it directed Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change.  In addition, the order directed the Utility operating companies to make refunds for the period May 1995 through July 1996.  In November 2007 the Utility operating companies filed a refund report describing the refunds to be issued pursuant to the FERC’s orders.  The LPSC filed a protest to the refund report in December 2007.  The refunds were made in October 2008 by the Utility operating companies that owed refunds to the Utility operating companies that were due refunds under the decision.  The APSC and the Utility operating companies appealed the FERC decisions to the D.C. Circuit.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Following the filing of petitioners’ initial briefs, the FERC filed a motion requesting the D.C. Circuit hold the appeal of the FERC’s decisions ordering refunds in the interruptible load proceeding in abeyance and remand the record to the FERC.  The D.C. Circuit granted the FERC’s unopposed motion in June 2009.  In December 2009 the FERC established a paper hearing to determine whether the FERC had the authority and, if so, whether it would be appropriate to order refunds resulting from changes in the treatment of interruptible load in the allocation of capacity costs by the Utility operating companies.  In August 2010 the FERC issued an order stating that it has the authority and refunds are appropriate.  The APSC, the MPSC, and Entergy requested rehearing of the FERC’s decision.  In June 2011 the FERC issued an order granting rehearing in part and denying rehearing in part, in which the FERC determined to invoke its discretion to deny refunds.  The FERC held that in this case where “the Entergy system as a whole collected the proper level of revenue, but, as was later established, incorrectly allocated peak load responsibility among the various Entergy operating companies….the Commission will apply here our usual practice in such cases, invoking our equitable discretion to not order refunds, notwithstanding our authority to do so.”  The LPSC requested rehearing of the FERC’s June 2011 decision.  In July 2011 the refunds made in the fourth quarter 2008 described above were reversed. In October 2011 the FERC issued an “Order Establishing Paper Hearing” inviting parties that oppose refunds to file briefs within 30 days addressing the LPSC’s argument that FERC precedent supports refunds under the circumstances present in this proceeding.  Parties that favor refunds were then invited to file reply briefs within 21 days of the date that the initial briefs were due.

In March 2013 the FERC issued an order denying the LPSC’s request for rehearing of the FERC’s June 2011 order wherein the FERC concluded it would exercise its discretion and not order refunds in the interruptible load proceeding. Based on its review of the LPSC’s request for rehearing and the briefs filed as part of the paper hearing established in October 2011, the FERC affirmed its earlier ruling and declined to order refunds under the circumstances of the case. In May 2013 the LPSC filed a petition for review with the U.S. Court of Appeals for the D.C. Circuit seeking review of FERC orders in the interruptible load proceeding that concluded that the FERC would exercise its discretion and not order refunds in the proceeding. Oral argument was held on the appeal in the D.C. Circuit in September 2014. In December 2014 the D.C. Circuit issued an order on the LPSC’s appeal and remanded the case back to the FERC. The D.C. Circuit rejected the LPSC’s argument that there is a presumption in favor of refunds, but it held that the FERC had not adequately explained its decision to deny refunds and directed the FERC “to consider the relevant factors and weigh them against one another.” In March 2015, Entergy filed with the FERC an initial brief on remand to address the December 2014 decision by the D.C. Circuit. The initial brief on remand argued that the FERC, in response to the D.C. Circuit decision, should clarify its policy on refunds and find that refunds are not required in the interruptible load proceeding.

In April 2016 the FERC issued an order on remand that addressed the December 2014 decision by the D.C. Circuit in the interruptible load proceeding. The order on remand affirmed the FERC’s denial of refunds for the 15-month refund effective period. The FERC explained and clarified its policies regarding refunds and concluded that the evidence in the record demonstrated that the relevant equitable factors favored not requiring refunds in this case. The FERC also noted that, under Section 206(c) of the Federal Power Act, in a Section 206 proceeding involving two or more electric utility companies of a registered holding company system, the FERC may order refunds only if it determines the refunds would not cause the registered holding company to experience any reduction in revenues resulting from an inability of an electric utility company in the system to recover the resulting increase in costs. The FERC stated it was not able to find that the Entergy system would not experience a reduction in revenues if refunds were awarded in this proceeding, which further supported the denial of refunds. In May 2016 the LPSC filed a request for rehearing of the FERC’s April 2016 order. In September 2016 the FERC issued an order denying the LPSC’s request for rehearing and reaffirming its denial of refunds for the 15-month refund effective period. The LPSC appealed the April and September 2016 orders to the U.S. Court of Appeals for the D.C. Circuit. In March 2018 the D.C. Circuit issued an order denying the LPSC’s appeal and affirming the FERC’s decision that it would be inequitable to award refunds in the proceeding. In April 2018 the LPSC sought rehearing en banc of the D.C. Circuit’s order denying the LPSC’s appeal. In May 2018 the D.C. Circuit denied the LPSC’s rehearing request. In August 2018 the LPSC filed with the Supreme Court of the United States a petition for a writ of certiorari to review the judgment of the D.C. Circuit. In November 2018 the Supreme Court of the United States denied the LPSC’s petition for a writ of certiorari to review the judgment of the D.C. Circuit, effectively terminating the interruptible load proceeding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas Opportunity Sales Proceeding

In June 2009 the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocated the energy generated by Entergy System resources; (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity; and (c) violated the provision of the System Agreement that prohibited sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC’s complaint challenged sales made beginning in 2002 and requested refunds.  In July 2009 the Utility operating companies filed a response to the complaint arguing among other things that the System Agreement contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The FERC subsequently ordered a hearing in the proceeding.

After a hearing, the ALJ issued an initial decision in December 2010.  The ALJ found that the System Agreement allowed for Entergy Arkansas to make the sales to third parties but concluded that the sales should be accounted for in the same manner as joint account sales.  The ALJ concluded that “shareholders” should make refunds of the damages to the Utility operating companies, along with interest.  Entergy disagreed with several aspects of the ALJ’s initial decision and in January 2011 filed with the FERC exceptions to the decision.

The FERC issued a decision in June 2012 and held that, while the System Agreement is ambiguous, it does provide authority for individual Utility operating companies to make opportunity sales for their own account and Entergy Arkansas made and priced these sales in good faith.  The FERC found, however, that the System Agreement does not provide authority for an individual Utility operating company to allocate the energy associated with such opportunity sales as part of its load but provides a different allocation authority.  The FERC further found that the after-the-fact accounting methodology used to allocate the energy used to supply the sales was inconsistent with the System Agreement.  The FERC in its decision established further hearing procedures to quantify the effect of repricing the opportunity sales in accordance with the FERC’s June 2012 decision. The hearing was held in May 2013 and the ALJ issued an initial decision in August 2013. The LPSC, the APSC, the City Council, and FERC staff filed briefs on exceptions and/or briefs opposing exceptions. Entergy filed a brief on exceptions requesting that the FERC reverse the initial decision and a brief opposing certain exceptions taken by the LPSC and FERC staff.

In April 2016 the FERC issued orders addressing requests for rehearing filed in July 2012 and the ALJ’s August 2013 initial decision. The first order denied Entergy’s request for rehearing and affirmed the FERC’s earlier rulings that Entergy’s original methodology for allocating energy costs to the opportunity sales was incorrect and, as a result, Entergy Arkansas must make payments to the other Utility operating companies to put them in the same position that they would have been in absent the incorrect allocation. The FERC clarified that interest should be included with the payments. The second order affirmed in part, and reversed in part, the rulings in the ALJ’s August 2013 initial decision regarding the methodology that should be used to calculate the payments Entergy Arkansas is to make to the other Utility operating companies. The FERC affirmed the ALJ’s ruling that a full re-run of intra-system bills should be performed but required that methodology be modified so that the sales have the same priority for purposes of energy allocation as joint account sales. The FERC reversed the ALJ’s decision that any payments by Entergy Arkansas should be reduced by 20%. The FERC also reversed the ALJ’s decision that adjustments to other System Agreement service schedules and excess bandwidth payments should not be taken into account when calculating the payments to be made by Entergy Arkansas. The FERC held that such adjustments and excess bandwidth payments should be taken into account but ordered further proceedings before an ALJ to address whether a cap on any reduction due to bandwidth payments was necessary and to implement the other adjustments to the calculation methodology.

In May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order arguing that payments made by Entergy Arkansas should be reduced as a result of the timing of the LPSC’s approval of certain contracts. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

FERC’s April 2016 order. In September 2017 the FERC issued an order denying the request for rehearing on the issue of whether any payments by Entergy Arkansas to the other Utility operating companies should be reduced due to the timing of the LPSC’s approval of Entergy Arkansas’s wholesale baseload contract with Entergy Louisiana. In November 2017 the FERC issued an order denying all of the remaining requests for rehearing of the April 2016 order. In November 2017, Entergy Services filed a petition for review in the D.C. Circuit of the FERC’s orders in the first two phases of the opportunity sales case. In December 2017 the D.C. Circuit granted Entergy Services’s request to hold the appeal in abeyance pending final resolution of the related proceeding before the FERC. In January 2018 the APSC and the LPSC filed separate petitions for review in the D.C. Circuit, and the D.C. Circuit consolidated the appeals with Entergy Services’s appeal and held all of the appeals in abeyance pending final resolution of the related proceeding before the FERC.

The hearing required by the FERC’s April 2016 order was held in May 2017. In July 2017 the ALJ issued an initial decision addressing whether a cap on any reduction due to bandwidth payments was necessary and whether to implement the other adjustments to the calculation methodology. In August 2017 the Utility operating companies, the LPSC, the APSC, and FERC staff filed individual briefs on exceptions challenging various aspects of the initial decision. In September 2017 the Utility operating companies, the LPSC, the APSC, the MPSC, the City Council, and FERC staff filed separate briefs opposing exceptions taken by various parties.

Based on testimony previously submitted in the case and its assessment of the April 2016 FERC orders, in the first quarter 2016, Entergy Arkansas recorded a liability of $87 million, which included interest, for its estimated increased costs and payment to the other Utility operating companies, and a deferred fuel regulatory asset of $75 million. Following its assessment of the course of the proceedings, including the FERC’s denial of rehearing in November 2017 described above, in the fourth quarter 2017, Entergy Arkansas recorded an additional liability of $35 million and a regulatory asset of $31 million.

In October 2018 the FERC issued an order addressing the ALJ’s July 2017 initial decision. The FERC reversed the ALJ’s decision to cap the reduction in Entergy Arkansas’s payment to account for the increased bandwidth payments that Entergy Arkansas made to the other operating companies. The FERC also reversed the ALJ’s decision that Grand Gulf sales from January through September 2000 should be included in the calculation of Entergy Arkansas’s payment. The FERC affirmed on other grounds the ALJ’s rejection of the LPSC’s claim that certain joint account sales should be accounted for as part of the calculation of Entergy Arkansas’s payment. In December 2018, Entergy made a compliance filing in response to the FERC’s October 2018 order. The compliance filing provided a final calculation of Entergy Arkansas’s payments to the other Utility operating companies, including interest. Refunds and interest in the following amounts were paid by Entergy Arkansas to the other operating companies in December 2018:

	Total refunds including interest
	Payment/(Receipt)
	(In Millions)
	Principal	Interest	Total
Entergy Arkansas	$68	$67	$135
Entergy Louisiana	($30)	($29)	($59)
Entergy Mississippi	($18)	($18)	($36)
Entergy New Orleans	($3)	($4)	($7)
Entergy Texas	($17)	($16)	($33)

Entergy Arkansas previously recognized a regulatory asset with a balance of $116 million as of December 31, 2018 for a portion of the payments due as a result of this proceeding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Complaints Against System Energy

Return on Equity Complaints

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

The APSC and MPSC complaint alleges that the return on equity is unjust and unreasonable because capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017 as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. In September 2017 the FERC established a refund effective date of January 23, 2017, consolidated the return on equity complaint with the proceeding described in Unit Power Sales Agreement below, and directed the parties to engage in settlement proceedings before an ALJ. The parties have been unable to settle the return on equity issue and a FERC hearing judge was assigned in July 2018. The 15-month refund effective date in connection with the APSC/MPSC complaint expired on April 23, 2018.

In April 2018 the LPSC filed a complaint with the FERC against System Energy seeking an additional 15-month refund period.  The LPSC complaint requests similar relief from the FERC with respect to System Energy’s return on equity and also requests the FERC to investigate System Energy’s capital structure.  The APSC, MPSC, and City Council intervened in the proceeding, filed an answer expressing support for the complaint, and asked the FERC to consolidate this proceeding with the proceeding initiated by the complaint of the APSC and MPSC in January 2017. System Energy answered the LPSC complaint in May 2018 and also filed a motion to dismiss the complaint.

In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing System Energy’s return on equity, with a refund effective date of April 2018. The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The consolidated hearing has been scheduled for September 2019, and the parties are required to address an order (issued in a separate proceeding involving New England transmission owners) that proposed modifying the FERC’s standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC initiated a new proceeding for the amended complaint, and System Energy submitted a response to the amended complaint in October 2018. In January 2019 the FERC set the amended complaint for settlement and hearing proceedings.

Grand Gulf Sale-leaseback Renewal Complaint

In May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. The complaint alleges that System Energy violated the filed rate and the FERC’s ratemaking and accounting requirements when it included in Unit Power Sales Agreement billings the cost of capital additions associated with the sale-leaseback interest, and that System Energy is double-recovering costs by including both the lease payments and the capital additions in Unit Power Sales Agreement billings. The complaint also claims

Entergy Corporation and Subsidiaries
Notes to Financial Statements

that System Energy was imprudent in entering into the sale-leaseback renewal because the Utility operating companies that purchase Grand Gulf’s output from System Energy could have obtained cheaper capacity and energy in the MISO markets. The complaint further alleges that System Energy violated various other reporting and accounting requirements and should have sought prior FERC approval of the lease renewal. The complaint seeks various forms of relief from the FERC. The complaint seeks refunds for capital addition costs for all years in which they were recorded in allegedly non-formula accounts or, alternatively, the disallowance of the return on equity for the capital additions in those years plus interest. The complaint also asks that the FERC disallow and refund the lease costs of the sale-leaseback renewal on grounds of imprudence, investigate System Energy’s treatment of a DOE litigation payment, and impose certain forward-looking procedural protections, including audit rights for retail regulators of the Unit Power Sales Agreement formula rates. The APSC, MPSC, and City Council intervened in the proceeding.

In June 2018, System Energy and Entergy Services filed a motion to dismiss and an answer to the LPSC complaint denying that System Energy’s treatment of the sale-leaseback renewal and capital additions violated the terms of the filed rate or any other FERC ratemaking, accounting, or legal requirements or otherwise constituted double recovery. The response also argued that the complaint is inconsistent with a FERC-approved settlement to which the LPSC is a party and that explicitly authorizes System Energy to recover its lease payments. Finally, the response argued that both the capital additions and the sale-leaseback renewal were prudent investments and the LPSC complaint fails to justify any disallowance or refunds. The response also offered to submit formula rate protocols for the Unit Power Sales Agreement similar to the procedures used for reviewing transmission rates under the MISO tariff. In September 2018 the FERC issued an order setting the complaint for hearing and settlement proceedings. The FERC established a refund effective date of May 2018. The hearing has been scheduled for November 2019.

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

In September 2017 the FERC accepted System Energy’s proposed Unit Power Sales Agreement amendments, subject to further proceedings to consider the justness and reasonableness of the amendments. Because the amendments propose a rate decrease, the FERC also initiated an investigation under Section 206 of the Federal Power Act to determine if the rate decrease should be lower than proposed. The FERC accepted the proposed amendments effective October 1, 2017, subject to refund pending the outcome of the further settlement and/or hearing proceedings, and established a refund effective date of October 11, 2017 with respect to the rate decrease. The FERC also consolidated the Unit Power Sales Agreement amendment proceeding with the proceeding described in “Return on Equity Complaints” above, and directed the parties to engage in settlement proceedings before an ALJ. In June 2018, System Energy filed with the FERC an uncontested settlement relating to the updated depreciation rates and nuclear decommissioning cost annual revenue requirements. In August 2018 the FERC issued an order accepting the settlement. In the third quarter 2018, System Energy recorded a reduction in depreciation expense of approximately $26 million, representing the cumulative difference in depreciation expense resulting from the depreciation rates used from October 11, 2017 through September 30, 2018 and the depreciation rates included in the settlement filing accepted by the FERC.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The bonds were repaid in 2018. Entergy and Entergy Louisiana did not report the bonds issued by the LPFA on their balance sheets because the bonds are the obligation of the LPFA, and there was no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collected a system restoration charge on behalf of the LURC, and remitted the collections to the bond indenture trustee.  Entergy and Entergy Louisiana did not report the collections as revenue because Entergy Louisiana was merely acting as the billing and collection agent for the state.

Entergy Mississippi

Entergy Mississippi has approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeds $15 million, the collection of the storm damage provision ceases until such time that the accumulated storm damage provision becomes less than $10 million. As of April 30, 2016, Entergy Mississippi’s storm damage provision balance was less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with June 2016 bills. As of September 30, 2016, however, Entergy Mississippi’s storm damage provision balance exceeded $15 million. Accordingly the storm damage provision was reset to zero beginning with November 2016 bills. As of July 31, 2017, the balance in Entergy Mississippi’s accumulated storm damage provision was again less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with September 2017 bills. As of June 30, 2018, Entergy Mississippi’s storm damage provision balance exceeded $15 million. Accordingly the storm damage provision was reset to zero beginning with August 2018 bills.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

New Nuclear Generation Development Costs

Entergy Louisiana

Entergy Louisiana and Entergy Gulf States Louisiana were developing a project option for new nuclear generation at River Bend.  In March 2010, Entergy Louisiana and Entergy Gulf States Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  At its June 2012 meeting the LPSC voted to uphold an ALJ recommendation that the request of Entergy Louisiana and Entergy Gulf States Louisiana be declined on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  The LPSC directed that Entergy Louisiana and Entergy Gulf States Louisiana be permitted to seek recovery of these costs in their upcoming rate case filings that were subsequently filed in February 2013. In the resolution of the rate case proceeding the LPSC provided for an eight-year amortization of costs incurred in connection with the potential development of new nuclear generation at River Bend, without carrying costs, beginning in December 2014, provided, however, that amortization of these costs shall not result in a future rate increase. As of December 31, 2018, Entergy Louisiana has a regulatory asset of $28.5 million on its balance sheet related to these new nuclear generation development costs.

NOTE 3.    INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income taxes for 2018, 2017, and 2016 for Entergy Corporation and Subsidiaries consist of the following:

	2018	2017	2016
	(In Thousands)
Current:
Federal	$36,848	$29,595	$45,249
Foreign	—	—	68
State	7,274	15,478	(14,960)
Total	44,122	45,073	30,357
Deferred and non-current - net	(1,074,416)	505,010	(840,465)
Investment tax credit adjustments - net	(6,532)	(7,513)	(7,151)
Income taxes	($1,036,826)	$542,570	($817,259)

Income taxes for 2018, 2017, and 2016 for Entergy’s Registrant Subsidiaries consist of the following:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($23,638)	($15,841)	($11,275)	($10,813)	$16,190	($9,786)
State	(1,617)	(1,122)	(1,066)	545	3,205	(1,821)
Total	(25,255)	(16,963)	(12,341)	(10,268)	19,395	(11,607)
Deferred and non-current - net	(270,586)	(32,725)	(114,738)	7,943	(44,817)	(35,329)
Investment tax credit adjustments - net	(1,226)	(4,923)	1,306	(111)	(821)	(739)
Income taxes	($297,067)	($54,611)	($125,773)	($2,436)	($26,243)	($47,675)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	$16,086	($84,250)	($8,845)	($30,635)	$6,034	$47,674
State	9,191	1,480	(924)	(728)	310	5,314
Total	25,277	(82,770)	(9,769)	(31,363)	6,344	52,988
Deferred and non-current - net	69,753	572,988	83,501	62,946	43,102	19,243
Investment tax credit adjustments - net	(1,226)	(4,920)	187	1,695	(965)	(2,262)
Income taxes	$93,804	$485,298	$73,919	$33,278	$48,481	$69,969

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($14,748)	($124,113)	$10,603	($91,067)	$19,656	$29,628
State	2,805	10,757	2,257	566	1,374	(25,825)
Total	(11,943)	(113,356)	12,860	(90,501)	21,030	3,803
Deferred and non-current - net	120,942	208,157	46,984	119,345	42,982	71,051
Investment tax credit adjustments - net	(1,226)	(5,067)	4,010	(139)	(915)	(3,793)
Income taxes	$107,773	$89,734	$63,854	$28,705	$63,097	$71,061

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for Entergy Corporation and Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before income taxes.  The reasons for the differences for the years 2018, 2017, and 2016 are:

	2018	2017	2016
	(In Thousands)
Net income (loss) attributable to Entergy Corporation	$848,661	$411,612	($583,618)
Preferred dividend requirements of subsidiaries	13,894	13,741	19,115
Consolidated net income (loss)	862,555	425,353	(564,503)
Income taxes	(1,036,826)	542,570	(817,259)
Income (loss) before income taxes	($174,271)	$967,923	($1,381,762)
Computed at statutory rate (21% for 2018) (35% for 2017 and 2016)	($36,597)	$338,773	($483,617)
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	21,398	44,179	40,581
Regulatory differences - utility plant items	(37,507)	39,825	33,581
Equity component of AFUDC	(27,216)	(33,282)	(23,647)
Amortization of investment tax credits	(8,304)	(10,204)	(10,889)
Flow-through / permanent differences	439	8,727	(19,307)
Tax legislation enactment (a)	—	560,410	—
Amortization of excess ADIT (a)	(577,082)	—	—
Revisions of the 2017 tax legislation enactment regulatory liability accrual, including the effect of the Entergy Texas 2018 base rate proceeding	(40,494)	—	—
Utility restructuring (b)	(169,918)	—	—
Settlement on treatment of regulatory obligations (c)	(52,320)	—	—
State income tax audit conclusion	(23,425)	—	—
IRS audit adjustment	(8,404)	—	—
Entergy Wholesale Commodities nuclear decommissioning trust restructuring (d)	(106,833)	—	—
Entergy Wholesale Commodities restructuring (d)	—	(373,277)	(237,760)
Act 55 financing settlement (e)	—	—	(63,477)
FitzPatrick disposition	—	(44,344)	—
Provision for uncertain tax positions (e)	24,569	8,756	(67,119)
Valuation allowance	2,211	—	11,411
Other - net	2,657	3,007	2,984
Total income taxes as reported	($1,036,826)	$542,570	($817,259)
Effective Income Tax Rate	595.0%	56.1%	59.1%

(a)	See “Other Tax Matters - Tax Cuts and Jobs Act” below for discussion of the amortization of excess ADIT in 2018 and the tax legislation enactment in 2017.

(b)	See “Other Tax Matters - Entergy Arkansas and Entergy Mississippi Internal Restructuring” below for discussion of the Utility restructuring.

(c)	See “Income Tax Audits - 2012-2013 IRS Audit” below for discussion of the settlement.

(d)
See “Other Tax Matters - Entergy Wholesale Commodities Restructuring” below for discussion of the Entergy Wholesale Commodities nuclear decommissioning trust restructuring in 2018 and the Entergy Wholesale Commodities restructuring in 2016 and 2017.

(e)	See “Income Tax Audits - 2010-2011 IRS Audit” below for discussion of the settlement and the most significant items for 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2018, 2017, and 2016 are:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$252,707	$675,614	$126,078	$53,152	$162,235	$94,109
Income taxes	(297,067)	(54,611)	(125,773)	(2,436)	(26,243)	(47,675)
Pretax income	($44,360)	$621,003	$305	$50,716	$135,992	$46,434
Computed at statutory rate (21%)	($9,316)	$130,411	$64	$10,650	$28,558	$9,751
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	(794)	26,031	(1,747)	2,322	2,576	2,812
Regulatory differences - utility plant items	(14,916)	(12,604)	(4,103)	(1,502)	(1,872)	(2,510)
Equity component of AFUDC	(3,477)	(16,784)	(1,829)	(1,248)	(2,042)	(1,837)
Amortization of investment tax credits	(1,201)	(4,871)	(160)	(109)	(808)	(1,155)
Flow-through / permanent differences	570	3,203	1,893	(4,222)	1,038	2,815
Revisions of the 2017 tax legislation enactment regulatory liability accrual, including the effect of the Entergy Texas 2018 base rate proceeding	933	(2,810)	(556)	884	(43,799)	(3,565)
Amortization of excess ADIT (b)	(271,570)	(104,313)	(120,831)	(9,878)	(11,519)	(58,971)
Settlement on treatment of regulatory obligations (c)	—	(52,320)	—	—	—	—
IRS audit adjustment	1,290	1,097	1,018	(96)	524	(12)
Non-taxable dividend income	—	(26,795)	—	—	—	—
Provision for uncertain tax positions	724	3,949	240	613	839	4,876
Other - net	690	1,195	238	150	262	121
Total income taxes as reported	($297,067)	($54,611)	($125,773)	($2,436)	($26,243)	($47,675)
Effective Income Tax Rate	669.7%	(8.8)%	(41,237.0)%	(4.8)%	(19.3)%	(102.7)%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$139,844	$316,347	$110,032	$44,553	$76,173	$78,596
Income taxes	93,804	485,298	73,919	33,278	48,481	69,969
Pretax income	$233,648	$801,645	$183,951	$77,831	$124,654	$148,565
Computed at statutory rate (35%)	$81,777	$280,576	$64,383	$27,241	$43,629	$51,998
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	11,586	31,927	6,202	2,842	527	5,635
Regulatory differences - utility plant items	7,220	12,168	1,356	619	5,581	12,880
Equity component of AFUDC	(6,458)	(18,020)	(3,383)	(847)	(2,353)	(2,221)
Amortization of investment tax credits	(1,201)	(4,871)	(160)	(124)	(951)	(2,896)
Flow-through / permanent differences	3,098	3,774	1,567	(3,352)	1,428	(276)
Tax legislation enactment (b)	(3,090)	217,258	3,492	6,153	2,981	(69)
Non-taxable dividend income	—	(44,658)	—	—	—	—
Provision for uncertain tax positions	200	5,700	228	600	(2,617)	4,800
Other - net	672	1,444	234	146	256	118
Total income taxes as reported	$93,804	$485,298	$73,919	$33,278	$48,481	$69,969
Effective Income Tax Rate	40.1%	60.5%	40.2%	42.8%	38.9%	47.1%

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$167,212	$622,047	$109,184	$48,849	$107,538	$96,744
Income taxes	107,773	89,734	63,854	28,705	63,097	71,061
Pretax income	$274,985	$711,781	$173,038	$77,554	$170,635	$167,805
Computed at statutory rate (35%)	$96,245	$249,123	$60,563	$27,144	$59,722	$58,732
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	11,652	29,014	5,592	3,543	449	7,001
Regulatory differences - utility plant items	10,971	8,094	(1,154)	2,329	4,140	9,201
Equity component of AFUDC	(5,985)	(9,774)	(2,030)	(412)	(2,666)	(2,780)
Amortization of investment tax credits	(1,201)	(5,019)	(160)	(132)	(900)	(3,476)
Flow-through / permanent differences	(3,848)	(980)	764	(3,609)	634	(883)
Act 55 financing settlement (d)	—	(61,620)	—	—	(454)	—
Non-taxable dividend income	—	(44,658)	—	—	—	—
Provision for uncertain tax positions (d)	(717)	(75,871)	50	(300)	1,926	3,151
Other - net	656	1,425	229	142	246	115
Total income taxes as reported	$107,773	$89,734	$63,854	$28,705	$63,097	$71,061
Effective Income Tax Rate	39.2%	12.6%	36.9%	37.0%	37.0%	42.3%

(a)	See Note 2 to the financial statements for discussion of the Entergy Texas rate case settlement.

(b)	See “Other Tax Matters - Tax Cuts and Jobs Act” below for discussion of the amortization of excess ADIT in 2018 and the tax legislation enactment in 2017.

(c)	See “Income Tax Audits - 2012-2013 IRS Audit” below for discussion of the settlement for Entergy Louisiana.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(d)	See “Income Tax Audits - 2010-2011 IRS Audit” below for discussion of the most significant items for Entergy Louisiana.

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and Subsidiaries as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($3,835,211)	($3,963,798)
Regulatory assets	(370,484)	—
Nuclear decommissioning trusts/receivables	(1,128,140)	(1,657,808)
Pension, net funding	(307,626)	(350,743)
Combined unitary state taxes	(9,440)	(24,645)
Power purchase agreements	(73,335)	(19,621)
Deferred fuel	(29,953)	—
Other	(248,997)	(249,327)
Total	(6,003,186)	(6,265,942)
Deferred tax assets:
Nuclear decommissioning liabilities	1,070,583	964,945
Regulatory liabilities	895,756	841,370
Pension and other post-employment benefits	305,736	343,817
Sale and leaseback	121,473	122,397
Compensation	86,461	75,217
Accumulated deferred investment tax credit	57,643	59,285
Provision for allowances and contingencies	135,631	126,391
Unbilled/deferred revenues	43,762	—
Net operating loss carryforwards	628,165	467,255
Capital losses and miscellaneous tax credits	20,549	16,738
Valuation allowance	(243,726)	(137,283)
Other	125,522	54,058
Total	3,247,555	2,934,190
Non-current accrued taxes (including unrecognized tax benefits)	(1,296,928)	(956,547)
Accumulated deferred income taxes and taxes accrued	($4,052,559)	($4,288,299)

Entergy’s estimated tax attributes carryovers and their expiration dates as of December 31, 2018 are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration

Federal net operating losses before 1/1/2018	$11.1 billion	2023-2037
Federal net operating losses - 1/1/2018 forward	$6.4 billion	N/A
State net operating losses	$20.4 billion	2019-2038
Miscellaneous federal and state credits	$115.6 million	2019-2037

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As a result of the accounting for uncertain tax positions, the amount of the deferred tax assets reflected in the financial statements is less than the amount of the tax effect of the federal and state net operating loss carryovers, tax credit carryovers, and other tax attributes reflected on income tax returns. Because it is more likely than not that the benefit from certain state net operating loss and credit carryovers will not be utilized, valuation allowances of $179 million as of December 31, 2018 and $106 million as of December 31, 2017 have been provided on the deferred tax assets relating to these state net operating loss and credit carryovers. Additionally, valuation allowances totaling $64 million as of December 31, 2018 and $31 million as of December 31, 2017 have been provided on deferred tax assets related to federal and state jurisdictions in which Entergy does not currently expect to be able to utilize separate company tax return losses, preventing realization of such deferred tax assets.

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2018 and 2017 are as follows:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($966,791)	($1,893,831)	($579,319)	($135,143)	($544,282)	($403,809)
Regulatory assets	(169,482)	(74,917)	(1,732)	(20,009)	(57,777)	(46,627)
Nuclear decommissioning trusts/receivables	(77,664)	(71,470)	—	—	—	(86,882)
Pension, net funding	(91,962)	(92,693)	(24,398)	(11,885)	(20,331)	(18,898)
Deferred fuel	(5,801)	(6,974)	(11,819)	(1,701)	(2,835)	(312)
Other	(41,025)	(34,700)	(13,443)	(7,640)	(6,085)	(4,544)
Total	(1,352,725)	(2,174,585)	(630,711)	(176,378)	(631,310)	(561,072)
Deferred tax assets:
Regulatory liabilities	247,964	339,126	72,570	40,181	86,032	110,370
Nuclear decommissioning liabilities	99,479	48,738	—	—	—	46,643
Pension and other post-employment benefits	(19,068)	80,102	(5,405)	(11,371)	(14,215)	(632)
Sale and leaseback	—	18,999	—	—		102,481
Accumulated deferred investment tax credit	8,599	33,928	2,541	579	2,347	9,649
Provision for allowances and contingencies	9,877	81,108	13,412	23,962	5,579	—
Power purchase agreements	(17,223)	19,385	1,140	12,155	(18)	—
Unbilled/deferred revenues	7,471	(17,345)	5,527	636	7,016	—
Compensation	1,708	1,959	1,265	512	995	(260)
Net operating loss carryforwards	6,338	20,118	4,896	480	261	—
Other	7,977	23,412	1,610	12,181	2,127	4
Total	353,122	649,530	97,556	79,315	90,124	268,255
Non-current accrued taxes (including unrecognized tax benefits)	(85,942)	(701,666)	(18,714)	(226,532)	(11,349)	(512,479)
Accumulated deferred income taxes and taxes accrued	($1,085,545)	($2,226,721)	($551,869)	($323,595)	($552,535)	($805,296)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,289,827)	($1,583,100)	($571,682)	($85,515)	($526,596)	($359,931)
Nuclear decommissioning trusts/receivables	(181,911)	(164,395)	—	—	—	(119,184)
Pension, net funding	(99,971)	(102,138)	(26,413)	(13,040)	(20,700)	(21,871)
Deferred fuel	(16,530)	(1,329)	(19,005)	(1,894)	—	(272)
Other	(23,079)	(98,307)	(11,306)	(23,610)	(8,236)	(5,955)
Total	(1,611,318)	(1,949,269)	(628,406)	(124,059)	(555,532)	(507,213)
Deferred tax assets:
Regulatory liabilities	227,489	368,156	102,676	23,526	25,428	91,271
Nuclear decommissioning liabilities	132,464	58,891	—	—	—	63,180
Pension and other post-employment benefits	(16,252)	98,596	(4,865)	(9,618)	(12,044)	(516)
Sale and leaseback	—	19,915	—	—	—	102,482
Accumulated deferred investment tax credit	8,913	35,323	2,212	488	2,516	9,832
Provision for allowances and contingencies	4,367	80,516	11,898	24,234	4,383	—
Power purchase agreements	—	(6,924)	1,129	—	—	—
Unbilled/deferred revenues	6,195	(18,263)	4,847	1,811	7,736	—
Compensation	2,566	4,387	1,466	723	1,224	332
Net operating loss carryforwards	16,172	44	10,255	—	1,690	—
Capital losses and miscellaneous tax credits	2,678	—	5,736	—	—	—
Other	473	21,922	1,307	388	1,133	—
Total	385,065	662,563	136,661	41,552	32,066	266,581
Non-current accrued taxes (including unrecognized tax benefits)	35,584	(763,665)	2,939	(200,795)	(21,176)	(535,788)
Accumulated deferred income taxes and taxes accrued	($1,190,669)	($2,050,371)	($488,806)	($283,302)	($544,642)	($776,420)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ estimated tax attributes carryovers and their expiration dates as of December 31, 2018 are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Federal net operating losses	$4.2 billion	$4.3 billion	$1.8 billion	$1 billion	$—	$96 million
Year(s) of expiration	N/A	2035-2037	N/A	2037	N/A	N/A

State net operating losses	$4.4 billion	$5.1 billion	$1.8 billion	$1.1 billion	$—	$190 million
Year(s) of expiration	2023	2035-2037	2038	2037	N/A	2038

Misc. federal credits	$—	$3.3 million	$—	$—	$1.4 million	$2.9 million
Year(s) of expiration	N/A	2035-2037	N/A	N/A	2029-2037	2029-2037

State credits	$—	$—	$—	$—	$2.9 million	$9.6 million
Year(s) of expiration	N/A	N/A	N/A	N/A	2027	2019-2022

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

	2018	2017	2016
	(In Thousands)
Gross balance at January 1	$4,871,846	$3,909,855	$2,611,585
Additions based on tax positions related to the current year	2,276,614	1,120,687	1,532,782
Additions for tax positions of prior years	506,142	283,683	368,404
Reductions for tax positions of prior years	(274,600)	(442,379)	(265,653)
Settlements	(198,520)	—	(337,263)
Gross balance at December 31	7,181,482	4,871,846	3,909,855
Offsets to gross unrecognized tax benefits:
Carryovers and refund claims	(5,957,992)	(3,945,524)	(2,922,085)
Cash paid to taxing authorities	(10,000)	(10,000)	(10,000)
Unrecognized tax benefits net of unused tax attributes, refund claims and payments (a)	$1,213,490	$916,322	$977,770

(a)	Potential tax liability above what is payable on tax returns

The balances of unrecognized tax benefits include $2,161 million, $1,462 million, and $1,240 million as of December 31, 2018, 2017, and 2016, respectively, which, if recognized, would lower the effective income tax rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $5,020

Entergy Corporation and Subsidiaries
Notes to Financial Statements

million, $3,410 million, and $2,670 million as of December 31, 2018, 2017, and 2016, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Entergy accrues interest expense, if any, related to unrecognized tax benefits in income tax expense.  Entergy’s December 31, 2018, 2017, and 2016 accrued balance for the possible payment of interest is approximately $44 million, $38 million, and $30 million, respectively. Interest (net-of-tax) of $7 million, $8 million, and $9 million was recorded in 2018, 2017, and 2016, respectively.

A reconciliation of the Registrant Subsidiaries’ beginning and ending amount of unrecognized tax benefits for 2018, 2017, and 2016 is as follows:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2018	($117,716)	$2,518,457	$15,122	$679,544	$16,399	$445,511
Additions based on tax positions related to the current year (a)	1,430,828	30,577	493,039	2,261	1,978	18,271
Additions for tax positions of prior years	31,612	77,372	3,878	12,972	1,722	7,255
Reductions for tax positions of prior years	(21,619)	(158,510)	(3,253)	(8,081)	(2,262)	(3,253)
Settlements	(24,443)	(67,725)	(21)	(9)	(35)	(297)
Gross balance at December 31, 2018	1,298,662	2,400,171	508,765	686,687	17,802	467,487
Offsets to gross unrecognized tax benefits:
Loss carryovers	(1,173,839)	(1,597,826)	(478,268)	(420,813)	(3,199)	(42,228)
Unrecognized tax benefits net of unused tax attributes and payments	$124,823	$802,345	$30,497	$265,874	$14,603	$425,259

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2017	$2,503	$2,440,339	$12,206	$166,230	$15,946	$472,372
Additions based on tax positions related to the current year (a)	8,974	32,843	2,105	509,183	1,747	909
Additions for tax positions of prior years	3,682	235,331	1,267	13,364	3,115	1,432
Reductions for tax positions of prior years	(132,875)	(190,056)	(456)	(9,233)	(4,409)	(29,202)
Gross balance at December 31, 2017	(117,716)	2,518,457	15,122	679,544	16,399	445,511
Offsets to gross unrecognized tax benefits:
Loss carryovers	—	(1,591,907)	(15,122)	(441,374)	(638)	(12,536)
Unrecognized tax benefits net of unused tax attributes and payments	($117,716)	$926,550	$—	$238,170	$15,761	$432,975

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2016	$25,445	$1,690,661	$19,482	$53,897	$13,462	$478,318
Additions based on tax positions related to the current year (a)	16,868	931,720	2,662	33,912	2,002	5,318
Additions for tax positions of prior years	2,463	157,586	336	129,784	2,888	601
Reductions for tax positions of prior years	(41,957)	(144,068)	(10,219)	(29,821)	(1,849)	(10,266)
Settlements	(316)	(195,560)	(55)	(21,542)	(557)	(1,599)
Gross balance at December 31, 2016	2,503	2,440,339	12,206	166,230	15,946	472,372
Offsets to gross unrecognized tax benefits:
Loss carryovers	—	(1,783,093)	(2,373)	(27,320)	(376)	(90,028)
Unrecognized tax benefits net of unused tax attributes and payments	$2,503	$657,246	$9,833	$138,910	$15,570	$382,344

(a)
The primary additions for Entergy Mississippi in 2018, Entergy New Orleans in 2017 and Entergy Louisiana in 2016 are related to the mark-to-market treatment discussed in “Other Tax Matters - Tax Accounting Methods” below. The primary additions for Entergy Arkansas in 2018 are related to the nuclear decommissioning costs treatment and the mark-to-market treatment discussed in “Other Tax Matters - Tax Accounting Methods” below.

The Registrant Subsidiaries’ balances of unrecognized tax benefits included amounts which, if recognized, would have reduced income tax expense as follows:

	December 31,
	2018	2017	2016
	(In Millions)
Entergy Arkansas	$85.4	$2.6	$3.6
Entergy Louisiana	$594.0	$575.8	$473.3
Entergy Mississippi	$1.5	$—	$—
Entergy New Orleans	$246.2	$31.7	$33.6
Entergy Texas	$5.1	$4.4	$7.0
System Energy	$—	$—	$—

Accrued balances for the possible payment of interest related to unrecognized tax benefits are as follows:

	December 31,
	2018	2017	2016
	(In Millions)
Entergy Arkansas	$1.7	$1.6	$1.4
Entergy Louisiana	$17.9	$14.1	$8.4
Entergy Mississippi	$1.2	$1.0	$0.8
Entergy New Orleans	$2.7	$2.1	$1.5
Entergy Texas	$0.9	$0.4	$1.2
System Energy	$13.2	$8.5	$3.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries record interest and penalties related to unrecognized tax benefits in income tax expense.  No penalties were recorded in 2018, 2017, or 2016. Interest (net-of-tax) was recorded as follows:

	2018	2017	2016
	(In Millions)
Entergy Arkansas	$0.2	$0.2	$—
Entergy Louisiana	$3.8	$5.7	($0.9)
Entergy Mississippi	$0.2	$0.2	$0.4
Entergy New Orleans	$0.6	$0.6	($0.3)
Entergy Texas	$0.5	($0.8)	$0.7
System Energy	$4.7	$4.8	$5.2

Income Tax Audits

Entergy and its subsidiaries file U.S. federal and various state and foreign income tax returns.  IRS examinations are complete for years before 2014. All state taxing authorities’ examinations are complete for years before 2012. Entergy regularly negotiates with the IRS to achieve settlements.  The resolution of audit issues could result in significant changes to the amounts of unrecognized tax benefits in the next twelve months.

2010-2011 IRS Audit

The IRS completed its examination of the 2010 and 2011 tax years and issued its 2010-2011 Revenue Agent Report (RAR) in June 2016. Entergy agreed to all proposed adjustments contained in the RAR. As a result of the issuance of the RAR, Entergy Louisiana was able to recognize previously unrecognized tax benefits as follows:

•
Entergy and the IRS agreed that $148.6 million of the proceeds received by Entergy Louisiana in 2010 from the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, for the financing of Hurricane Gustav and Hurricane Ike storm costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Louisiana Act 55) were not taxable. Because the treatment of the financing is settled, Entergy recognized previously unrecognized tax benefits totaling $63.5 million, of which Entergy Louisiana recorded $61.6 million. In accordance with the terms of a previous settlement agreement approved by the LPSC, Entergy Louisiana has a regulatory liability of $13.5 million ($10 million net-of-tax) for Entergy Louisiana’s obligation to pay to customers savings associated with the Act 55 financing.

•
Entergy and the IRS agreed upon the tax treatment of Entergy Louisiana’s regulatory liability related to the Vidalia purchased power agreement. As a result, Entergy Louisiana recognized a previously unrecognized tax benefit of $74.5 million.

2012-2013 IRS Audit

The IRS completed its examination of the 2012 and 2013 tax years and issued its 2012-2013 RAR in June 2018. Entergy agreed to all proposed adjustments contained in the RAR. Entergy and the Registrant Subsidiaries recorded the effects of these adjustments in June 2018.

As a result of the issuance of the RAR, Entergy Louisiana was able to recognize previously unrecognized tax benefits of $52 million related to the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Tax Matters

Tax Cuts and Jobs Act

Deferred tax liabilities and assets have been adjusted for the effect of the enactment of the Tax Cuts and Jobs Act (the Act), signed by President Trump on December 22, 2017. The most significant effect of the Act for Entergy and the Registrant Subsidiaries is the change in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Other significant provisions and their effect on Entergy and the Registrant Subsidiaries are summarized below.
The Act limits the deduction for net business interest expense in certain circumstances. The new limitation does not apply to interest expense, however, that is properly allocable to a trade or business that furnishes or sells electrical energy, gas, or steam through a local distribution system, or transports gas or steam by pipeline if the rates for such furnishing or sale are subject to ratemaking by a government entity or instrumentality or by a public utility commission. The IRS issued proposed regulations relating to this limitation in November 2018. The regulations are generally proposed to be effective for taxable years ending after the date the Treasury decision adopting the regulations as final is published in the Federal Register. Taxpayers may apply the rules of the proposed regulations to a taxable year beginning after December 31, 2017, so long as taxpayers consistently apply the rules of the proposed regulations. The regulations contain guidance on the application of the interest expense limitation, including methodologies for allocating the interest expense limitation. As a result of this provision of the Act, Entergy recorded limitations in 2018 which did not have a material effect on the financial position, results of operations, or cash flows of Entergy and the Registrant Subsidiaries.
The Act extends and modifies the additional first-year depreciation deduction (bonus depreciation). Conversely, the Act excludes from bonus-eligible qualified property any property used in a trade or business that furnishes or sells electrical energy, gas, or steam through a local distribution system, or transportation of gas or steam by pipeline if the rates for furnishing those services are subject to ratemaking by a government entity or instrumentality or by a public utility commission. Accordingly, the extension of bonus depreciation and modifications generally do not apply to Entergy or the Registrant Subsidiaries for property acquired and placed in service after 2017.
The Act limits the net operating loss (NOL) deduction for a given year to 80% of taxable income, effective with respect to losses arising in tax years beginning after December 31, 2017. Only NOLs generated after December 31, 2017 are subject to the 80% limitation. Prior law generally provided a two-year carryback and 20-year carryforward for NOLs. The Act does not allow a carryback period but does provide for the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017. Because of the indefinite carryforward, the new limitations on NOL utilization are not expected to have a material effect on Entergy or the Registrant Subsidiaries.
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

With respect to the federal corporate income tax rate change from 35% to 21%, Entergy and the Registrant Subsidiaries recorded a regulatory liability associated with the decrease in the net accumulated deferred income tax

Entergy Corporation and Subsidiaries
Notes to Financial Statements

liability, which is often referred to as “excess ADIT,” a significant portion of which has been paid to customers in 2018 in the form of lower rates. Entergy’s December 31, 2018 balance sheet reflects a regulatory liability of $2.1 billion as a result of the re-measurement of deferred tax assets and liabilities from the income tax rate change, amortization of excess ADIT, and payments to customers during 2018. Entergy’s regulatory liability for income taxes includes a gross-up at the applicable tax rate because of the effect that excess ADIT has on the ratemaking formula. The regulatory liability for income taxes includes the effect of a) the reduction of the net deferred tax liability resulting in excess ADIT, b) the tax gross-up of excess ADIT, and c) the effect of the new tax rate on the previous net regulatory asset for income taxes. For the same reasons, the Registrant Subsidiaries’ December 31, 2018 balance sheets reflect net regulatory liabilities for income taxes as follows: Entergy Arkansas, $605 million; Entergy Louisiana, $612 million; Entergy Mississippi, $246 million; Entergy New Orleans, $86 million; Entergy Texas, $352 million; and System Energy, $163 million.
Excess ADIT is generally classified into two categories: 1) the portion that is subject to the normalization requirements of the Act, i.e., “protected”, and 2) the portion that is not subject to such normalization provisions, referred to as “unprotected”. The Act provides that the normalization method of accounting for income taxes is required for excess ADIT associated with public utility property. The Act provides for the use of the average rate assumption method (ARAM) for the determination of the timing of the return of excess ADIT associated with such property. Under ARAM, the excess ADIT is reduced over the remaining life of the asset. Remaining asset lives vary for each Registrant Subsidiary, but the average life of public utility property is typically 30 years or longer. Entergy will amortize the protected portion of the excess ADIT in conformity with the normalization requirements. The Registrant Subsidiaries’ net regulatory liability for income taxes as of December 31, 2018, includes protected excess ADIT as follows: Entergy Arkansas, $521 million; Entergy Louisiana, $812 million; Entergy Mississippi, $271 million; Entergy New Orleans, $59 million; Entergy Texas, $237 million; and System Energy, $202 million. The Registrant Subsidiaries’ net regulatory liability for income taxes as of December 31, 2017, includes protected excess ADIT as follows: Entergy Arkansas, $554 million; Entergy Louisiana, $782 million; Entergy Mississippi, $274 million; Entergy New Orleans, $71 million; Entergy Texas, $276 million; and System Energy, $217 million.
During 2018, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy began paying unprotected excess accumulated deferred income taxes, associated with the effects of the Act, to their customers through rate riders and other means approved by their respective regulatory commissions. Payment of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This has a significant effect on the effective tax rate for the period as compared to the statutory tax rate. The Registrant Subsidiaries’ net regulatory liability for income taxes as of December 31, 2018, includes unprotected excess ADIT as follows: Entergy Arkansas, $117 million; Entergy Louisiana, $295 million; Entergy Mississippi, $0; Entergy New Orleans, $25 million; Entergy Texas, $171 million; and System Energy, $4 million. Entergy Texas’s unprotected excess ADIT balance reflects the effect of the settlement of Entergy Texas’s 2018 base rate case, which established the amount of unprotected excess ADIT that will be returned to customers. The Registrant Subsidiaries’ net regulatory liability for income taxes as of December 31, 2017, includes unprotected excess ADIT as follows: Entergy Arkansas, $467 million; Entergy Louisiana, $410 million; Entergy Mississippi, $162 million; Entergy New Orleans, $37 million; Entergy Texas, $198 million; and System Energy, $76 million.
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
Not all of Entergy’s excess ADIT is included in ratemaking. Consequently, Entergy recorded a net decrease in deferred tax assets of $560 million for which there is a corresponding charge to income tax expense for the year ended December 31, 2017. The corresponding income tax expense (or benefit) recorded by the Registrant Subsidiaries

Entergy Corporation and Subsidiaries
Notes to Financial Statements

was as follows: Entergy Arkansas, ($3 million); Entergy Louisiana, $217 million; Entergy Mississippi, $3 million; Entergy New Orleans, $6 million; Entergy Texas, $3 million; and System Energy, $0.
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

Entergy anticipates that the Act, including the federal corporate income tax rate change may continue to have ramifications that require adjustments in the future as certain events occur. These events include: 1) the evaluation by regulators in all of Entergy’s jurisdictions regarding the ratemaking treatment of the Act and excess ADIT; 2) IRS audit adjustments to or amendments of federal and state income tax returns that include modifications to the computation of taxable income resulting from the Act; and 3) additional guidance, interpretations, or rulings by the U.S. Department of the Treasury or the IRS. The potential exists for these types of events to result in future tax expense adjustments because of the difference in the federal corporate income tax rate between past and future periods and the effect of the tax rate change on ratemaking. In turn, these items also could potentially affect the regulatory liability for income taxes.
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Wholesale Commodities Tax Audit

A state income tax audit involving Entergy Wholesale Commodities was concluded during the third quarter 2018. Upon conclusion of the audit, subsidiaries within Entergy Wholesale Commodities reversed a portion of the provision for uncertain tax positions totaling approximately $23 million, net of tax and interest paid.

Tax Accounting Methods

In the fourth quarter 2015, System Energy and Entergy Louisiana adopted a new method of accounting for income tax return purposes in which the companies’ nuclear decommissioning costs will be treated as production costs of electricity includable in cost of goods sold. The new method results in a reduction of taxable income of $1.2 billion for System Energy and $2.2 billion for Entergy Louisiana. In the fourth quarter 2018, Entergy Arkansas adopted the same tax method of accounting for its nuclear decommissioning costs which resulted in a $2.2 billion reduction in taxable income.

In 2016, Entergy Louisiana elected mark-to-market income tax treatment for various wholesale electric power purchase and sale agreements, including Entergy Louisiana’s contract to purchase electricity from the Vidalia hydroelectric facility and from System Energy under the Unit Power Sales Agreement. The election resulted in a $2.2 billion deductible temporary difference. In 2017, Entergy New Orleans also elected mark-to-market income tax treatment for wholesale electric contracts which resulted in a $1.1 billion deductible temporary difference. In 2018, Entergy Arkansas and Entergy Mississippi accrued deductible temporary differences related to mark-to-market tax accounting for wholesale electric contracts of $2.1 billion and $1.9 billion, respectively.

Entergy Arkansas and Entergy Mississippi Internal Restructuring

In the fourth quarter 2018, Entergy Arkansas and Entergy Mississippi became wholly-owned subsidiaries of Entergy Utility Holding Company, LLC. The change in ownership required Entergy to recognize Entergy Arkansas’s nuclear decommissioning liabilities for income tax purposes resulting in a tax accounting permanent difference that reduced income tax expense, net of unrecognized tax benefits, by $165 million. The accrual of the nuclear decommissioning liabilities also required Entergy to recognize a gain for income tax purposes, a portion of which resulted in an increase in the tax basis of the assets. Recognition of the gain and the increase in the tax basis of the assets represents a tax accounting temporary difference. Additionally, Entergy recorded a $5 million reduction of income tax expense associated with state income tax effects resulting in a total reduction of income tax expense of $170 million from the restructuring. Entergy recorded a regulatory liability of $40 million ($30 million net-of-tax) which partially offsets the reduction of income tax expense. Entergy Arkansas’s member’s equity increased by $94 million as a result of the restructuring. See Note 2 to the financial statements for further discussion of the internal restructuring.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2023.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2018 was 3.60% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$220	$6	$3,274

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of December 31, 2018, Entergy Corporation had $1.942 billion of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2018 was 2.50%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2018 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2018	Letters of Credit Outstanding as of December 31, 2018
Entergy Arkansas	April 2019	$20 million (b)	3.77%	—	—
Entergy Arkansas	September 2023	$150 million (c)	3.77%	—	—
Entergy Louisiana	September 2023	$350 million (c)	3.77%	—	—
Entergy Mississippi	May 2019	$10 million (d)	4.02%	—	—
Entergy Mississippi	May 2019	$35 million (d)	4.02%	—	—
Entergy Mississippi	May 2019	$37.5 million (d)	4.02%	—	—
Entergy New Orleans	November 2021	$25 million (c)	3.80%	—	$0.8 million
Entergy Texas	September 2023	$150 million (c)	4.02%	—	$1.3 million

(a)	The interest rate is the estimated interest rate as of December 31, 2018 that would have been applied to outstanding borrowings under the facility.

(b)	Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

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

The commitment fees on the credit facilities range from 0.075% to 0.225% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization. Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2018:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2018 (a)
Entergy Arkansas	$25 million	0.70%	$1.0 million
Entergy Louisiana	$125 million	0.70%	$25.9 million
Entergy Mississippi	$40 million	0.70%	$16.7 million
Entergy New Orleans	$15 million	1.00%	$2.0 million
Entergy Texas	$50 million	0.70%	$20.9 million

(a)
As of December 31, 2018, letters of credit posted with MISO covered financial transmission right exposure of $0.2 million for Entergy Mississippi and $4.1 million for Entergy Texas. See Note 15 to the financial statements for discussion of financial transmission rights.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits for Entergy New Orleans are effective through October 31, 2019. The current FERC-authorized limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy are effective through November 8, 2020. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2018 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$183
Entergy Louisiana	$450	—
Entergy Mississippi	$175	—
Entergy New Orleans	$150	—
Entergy Texas	$200	$22
System Energy	$200	—

Entergy Nuclear Vermont Yankee Credit Facilities

As of December 31, 2018, Entergy Nuclear Vermont Yankee had a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $145 million that expires in November 2020. Entergy Nuclear Vermont Yankee did not have the ability to issue letters of credit against the credit facility. The facility provided working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee.  As of December 31, 2018, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the year ended December 31, 2018 was 3.50% on the drawn portion of the facility.  In anticipation of the transfer of Entergy Nuclear Vermont Yankee to NorthStar, in January 2019 the credit facility was assumed by Vermont Yankee Asset Retirement Management, LLC, Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer, and the borrowing capacity was reduced to $139 million. The commitment fee is currently 0.20% of the undrawn commitment amount.  See Note 14 to the financial statements for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of December 31, 2018:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of December 31, 2018
	(Dollars in Millions)
Entergy Arkansas VIE	September 2021	$80	3.48%	$59.6
Entergy Louisiana River Bend VIE	September 2021	$105	3.44%	$38.6
Entergy Louisiana Waterford VIE	September 2021	$105	3.35%	$82.0
System Energy VIE	September 2021	$120	3.44%	$113.9

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of December 31, 2018 as follows:

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

Entergy Arkansas, Entergy Louisiana, and System Energy each have obtained financing authorizations from the FERC that extend through November 2020 for issuances by its nuclear fuel company variable interest entities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2018 and 2017 consisted of:

Type of Debt and Maturity	Weighted Average Interest Rate December 31, 2018	Interest Rate Ranges at December 31,		Outstanding at December 31,
		2018	2017	2018	2017
				(In Thousands)
Mortgage Bonds
2018-2022	3.86%	2.55%-7.125%	2.55%-7.125%	$1,875,000	$2,550,000
2023-2027	3.71%	2.40%-5.59%	2.40%-5.59%	4,735,000	4,735,000
2028-2038	3.63%	2.85%-4.52%	2.85%-3.25%	2,240,000	1,125,000
2044-2066	4.88%	4.20%-5.625%	4.70%-5.625%	3,560,000	2,960,000
Governmental Bonds (a)
2021-2022	5.28%	2.375%-5.875%	2.375%-5.875%	179,000	179,000
2028-2030	3.45%	3.375%-3.50%	3.375%-3.50%	198,680	198,680
Securitization Bonds
2019-2027	3.79%	2.04%-5.93%	2.04%-5.93%	429,118	551,499
Variable Interest Entities Notes Payable (Note 4)
2018-2023	3.44%	3.17%-3.92%	3.17%-3.92%	360,000	345,000
Entergy Corporation Notes
due September 2020	n/a	5.125%	5.125%	450,000	450,000
due July 2022	n/a	4.00%	4.00%	650,000	650,000
due September 2026	n/a	2.95%	2.95%	750,000	750,000
5 Year Credit Facility (Note 4)	n/a	3.60%	2.55%	220,000	210,000
Vermont Yankee Credit Facility (Note 4)	n/a	3.50%	2.64%	139,000	103,500
Entergy Arkansas VIE Credit Facility (Note 4)	n/a	3.48%	2.87%	59,600	24,900
Entergy Louisiana River Bend VIE Credit Facility (Note 4)	n/a	3.44%	2.38%	38,600	65,650
Entergy Louisiana Waterford VIE Credit Facility (Note 4)	n/a	3.35%	2.64%	82,000	36,360
System Energy VIE Credit Facility (Note 4)	n/a	3.44%	2.52%	113,900	50,000
Long-term DOE Obligation (b)	—	—	—	186,864	183,435
Grand Gulf Lease Obligation (c)	n/a	(d)	(d)	34,352	34,356
Unamortized Premium and Discount - Net				(14,784)	(13,911)
Unamortized Debt Issuance Costs				(130,612)	(126,033)
Other				12,594	12,830
Total Long-Term Debt				16,168,312	15,075,266
Less Amount Due Within One Year				650,009	760,007
Long-Term Debt Excluding Amount Due Within One Year				$15,518,303	$14,315,259
Fair Value of Long-Term Debt (c)				$15,880,239	$15,367,453

(a)	Consists of pollution control revenue bonds and environmental revenue bonds, some of which are secured by collateral mortgage bonds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

(c)
The fair value excludes lease obligations of $34 million at System Energy and long-term DOE obligations of $187 million at Entergy Arkansas, and includes debt due within one year.  Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 15 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

(d)	See Note 10 to the financial statements for detail of payments under the Grand Gulf lease obligation.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2018, for the next five years are as follows:

Amount
(In Thousands)
2019	$650,000
2020	$934,000
2021	$1,340,792
2022	$1,065,237
2023	$1,715,523

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through November 2020.  Entergy New Orleans has obtained long-term financing authorization from the FERC and the City Council that extends through October 2019. Entergy Arkansas has also obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2020.

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

•	maintain System Energy’s equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);

•	permit the continued commercial operation of Grand Gulf;

•	pay in full all System Energy indebtedness for borrowed money when due; and

•	enable System Energy to make payments on specific System Energy debt, under a supplement to the agreement assigning System Energy’s rights in the agreement as security for the specific debt.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Long-term debt for the Registrant Subsidiaries as of December 31, 2018 and 2017 consisted of:

	2018	2017
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
3.75% Series due February 2021	$350,000	$350,000
3.05% Series due June 2023	250,000	250,000
3.7% Series due June 2024	375,000	375,000
3.5% Series due April 2026	600,000	600,000
4.0% Series due June 2028	250,000	—
4.95% Series due December 2044	250,000	250,000
4.90% Series due December 2052	200,000	200,000
4.75% Series due June 2063	125,000	125,000
4.875% Series due September 2066	410,000	410,000
Total mortgage bonds	2,810,000	2,560,000
Governmental Bonds (a):
2.375% Series due 2021, Independence County (d)	45,000	45,000
Total governmental bonds	45,000	45,000
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
3.65% Series L due July 2021	90,000	90,000
3.17% Series M due December 2023	40,000	40,000
Credit Facility due September 2021, weighted avg rate 3.48%	59,600	24,900
Total variable interest entity notes payable and credit facility	189,600	154,900
Securitization Bonds:
2.30% Series Senior Secured due August 2021	21,692	35,764
Total securitization bonds	21,692	35,764
Other:
Long-term DOE Obligation (b)	186,864	183,435
Unamortized Premium and Discount – Net	4,408	5,307
Unamortized Debt Issuance Costs	(33,831)	(34,049)
Other	2,026	2,042
Total Long-Term Debt	3,225,759	2,952,399
Less Amount Due Within One Year	—	—
Long-Term Debt Excluding Amount Due Within One Year	$3,225,759	$2,952,399
Fair Value of Long-Term Debt (c)	$3,002,627	$2,865,844

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2018	2017
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
6.0% Series due May 2018	$—	$375,000
6.50% Series due September 2018	—	300,000
3.95% Series due October 2020	250,000	250,000
4.8% Series due May 2021	200,000	200,000
3.3% Series due December 2022	200,000	200,000
4.05% Series due September 2023	325,000	325,000
5.59% Series due October 2024	300,000	300,000
5.40% Series due November 2024	400,000	400,000
3.78% Series due April 2025	110,000	110,000
3.78% Series due April 2025	190,000	190,000
4.44% Series due January 2026	250,000	250,000
2.40% Series due October 2026	400,000	400,000
3.12% Series due September 2027	450,000	450,000
3.25% Series due April 2028	425,000	425,000
3.05% Series due June 2031	325,000	325,000
4.0% Series due March 2033	750,000	—
5.0% Series due July 2044	170,000	170,000
4.95% Series due January 2045	450,000	450,000
4.20% Series due September 2048	600,000	—
5.25% Series due July 2052	200,000	200,000
4.70% Series due June 2063	100,000	100,000
4.875% Series due September 2066	270,000	270,000
Total mortgage bonds	6,365,000	5,690,000
Governmental Bonds (a):
3.375 % Series due 2028, Louisiana Public Facilities Authority (d)	83,680	83,680
3.50% Series due 2030, Louisiana Public Facilities Authority (d)	115,000	115,000
Total governmental bonds	198,680	198,680
Variable Interest Entity Notes Payable and Credit Facilities (Note 4):
3.38% Series R due August 2020	70,000	70,000
3.92% Series H due February 2021	40,000	40,000
3.22% Series I due December 2023	20,000	20,000
Credit Facility due September 2021, weighted avg rate 3.44%	38,600	65,650
Credit Facility due September 2021, weighted avg rate 3.35%	82,000	36,360
Total variable interest entity notes payable and credit facilities	250,600	232,010
Securitization Bonds:
2.04% Series Senior Secured due September 2023	56,910	79,228
Total securitization bonds	56,910	79,228
Other:
Unamortized Premium and Discount - Net	(14,955)	(13,877)
Unamortized Debt Issuance Costs	(57,011)	(48,540)
Other	6,544	6,570
Total Long-Term Debt	6,805,768	6,144,071
Less Amount Due Within One Year	2	675,002
Long-Term Debt Excluding Amount Due Within One Year	$6,805,766	$5,469,069
Fair Value of Long-Term Debt (c)	$6,834,134	$6,389,774

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2018	2017
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
6.64% Series due July 2019	$150,000	$150,000
3.1% Series due July 2023	250,000	250,000
3.75% Series due July 2024	100,000	100,000
3.25% Series due December 2027	150,000	150,000
2.85% Series due June 2028	375,000	375,000
4.52% Series due December 2038	55,000	—
4.90% Series due October 2066	260,000	260,000
Total mortgage bonds	1,340,000	1,285,000
Other:
Unamortized Premium and Discount – Net	(989)	(1,155)
Unamortized Debt Issuance Costs	(13,261)	(13,723)
Total Long-Term Debt	1,325,750	1,270,122
Less Amount Due Within One Year	150,000	—
Long-Term Debt Excluding Amount Due Within One Year	$1,175,750	$1,270,122
Fair Value of Long-Term Debt (c)	$1,276,452	$1,285,741

	2018	2017
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
5.10% Series due December 2020	$25,000	$25,000
3.9% Series due July 2023	100,000	100,000
4.0% Series due June 2026	85,000	85,000
4.51% Series due September 2033	60,000	—
5.0% Series due December 2052	30,000	30,000
5.50% Series due April 2066	110,000	110,000
Total mortgage bonds	410,000	350,000
Securitization Bonds:
2.67% Series Senior Secured due June 2027	65,666	76,707
Total securitization bonds	65,666	76,707
Other:
Payable to associated company due November 2035	16,346	18,423
Unamortized Premium and Discount – Net	(168)	(206)
Unamortized Debt Issuance Costs	(8,140)	(8,054)
Total Long-Term Debt	483,704	436,870
Less Amount Due Within One Year	1,979	2,077
Long-Term Debt Excluding Amount Due Within One Year	$481,725	$434,793
Fair Value of Long-Term Debt (c)	$491,569	$455,968

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2018	2017
	(In Thousands)
Entergy Texas
Mortgage Bonds:
7.125% Series due February 2019	$500,000	$500,000
2.55% Series due June 2021	125,000	125,000
4.1% Series due September 2021	75,000	75,000
3.45% Series due December 2027	150,000	150,000
5.15% Series due June 2045	250,000	250,000
5.625% Series due June 2064	135,000	135,000
Total mortgage bonds	1,235,000	1,235,000
Securitization Bonds:
3.65% Series Senior Secured, Series A due August 2019	—	30,769
5.93% Series Senior Secured, Series A due June 2022	81,237	110,431
4.38% Series Senior Secured, Series A due November 2023	203,613	218,600
Total securitization bonds	284,850	359,800
Other:
Unamortized Premium and Discount - Net	(992)	(1,498)
Unamortized Debt Issuance Costs	(9,145)	(10,366)
Other	4,022	4,214
Total Long-Term Debt	1,513,735	1,587,150
Less Amount Due Within One Year	500,000	—
Long-Term Debt Excluding Amount Due Within One Year	$1,013,735	$1,587,150
Fair Value of Long-Term Debt (c)	$1,528,828	$1,661,902

	2018	2017
	(In Thousands)
System Energy
Mortgage Bonds:
4.1% Series due April 2023	$250,000	$250,000
Total mortgage bonds	250,000	250,000
Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	134,000	134,000
Total governmental bonds	134,000	134,000
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
3.78% Series I due October 2018	—	85,000
3.42% Series J due April 2021	100,000	—
Credit Facility due September 2021, weighted avg rate 3.44%	113,900	50,000
Total variable interest entity notes payable and credit facility	213,900	135,000
Other:
Grand Gulf Lease Obligation (e)	34,352	34,356
Unamortized Premium and Discount – Net	(328)	(415)
Unamortized Debt Issuance Costs	(1,176)	(1,455)
Other	2	2
Total Long-Term Debt	630,750	551,488
Less Amount Due Within One Year	6	85,004
Long-Term Debt Excluding Amount Due Within One Year	$630,744	$466,484
Fair Value of Long-Term Debt (c)	$596,123	$529,119

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.

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

(c)
The fair value excludes lease obligations of $34 million at System Energy and long-term DOE obligations of $187 million at Entergy Arkansas, and includes debt due within one year.  Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 15 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

(d)	The bonds are secured by a series of collateral mortgage bonds.

(e)	See Note 10 to the financial statements for detail of payments under the Grand Gulf lease obligation.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2018, for the next five years are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2019	$—	$—	$150,000	$—	$500,000	$—
2020	$—	$320,000	$—	$25,000	$—	$—
2021	$566,292	$360,600	$—	$—	$200,000	$213,900
2022	$—	$200,000	$—	$—	$81,237	$134,000
2023	$290,000	$401,910	$250,000	$100,000	$203,613	$250,000

Entergy Texas Debt Issuance

In January 2019, Entergy Texas issued $300 million of 4.00% Series first mortgage bonds due March 2029 and $400 million of 4.50% Series first mortgage bonds due March 2039. Entergy Texas used the proceeds to repay at maturity its $500 million of 7.125% Series first mortgage bonds due February 2019 and for general corporate purposes.

Entergy Arkansas Securitization Bonds

In June 2010 the APSC issued a financing order authorizing the issuance of bonds to recover Entergy Arkansas’s January 2009 ice storm damage restoration costs, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  In August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds.  The bonds have a coupon of 2.30%.  Although the principal amount is not due until August 2021, Entergy Arkansas Restoration Funding expects to make principal payments on the bonds over the next two years in the amount of $14.4 million for 2019 and $7.3 million for 2020. With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds.  The storm recovery property is reflected as a regulatory asset on the consolidated Entergy Arkansas balance sheet.  The creditors of Entergy Arkansas do not have recourse to the assets or revenues of Entergy Arkansas Restoration Funding, including the storm recovery property, and the creditors of Entergy Arkansas Restoration Funding do not have recourse to the assets or revenues of Entergy Arkansas.  Entergy Arkansas has no payment obligations to Entergy Arkansas Restoration Funding except to remit storm recovery charge collections.

Entergy Louisiana Securitization Bonds – Little Gypsy

In August 2011 the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the canceled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds have an interest rate of 2.04%.  Although the principal amount is not due until September 2023, Entergy Louisiana Investment Recovery Funding expects to make principal payments on the bonds over the next three years in the amounts of $22.7 million for 2019, $23.2 million for 2020, and $11 million for 2021.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds.  In accordance with the financing order, Entergy Louisiana will apply the proceeds it received from the sale of the investment recovery property as a reimbursement for previously-incurred investment recovery costs.  The investment recovery property is reflected as a regulatory asset on the consolidated Entergy Louisiana balance sheet.  The creditors of Entergy Louisiana do not have recourse to the assets or revenues of Entergy Louisiana Investment Recovery Funding, including the investment recovery property, and the creditors of Entergy Louisiana Investment Recovery Funding do not have recourse to the assets or revenues of Entergy Louisiana.  Entergy Louisiana has no payment obligations to Entergy Louisiana Investment Recovery Funding except to remit investment recovery charge collections.

Entergy New Orleans Securitization Bonds - Hurricane Isaac

In May 2015 the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs, the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million of up-front financing costs associated with the securitization. In July 2015, Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly owned and consolidated by Entergy New Orleans, issued $98.7 million of storm cost recovery bonds. The bonds have a coupon of 2.67%. Although the principal amount is not due until June 2027, Entergy New Orleans Storm Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $11.2 million for 2019, $11.6 million for 2020, $11.9 million for 2021, $12.2 million for 2022, and $12.5 million for 2023. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. The storm recovery property is reflected as a regulatory asset on the consolidated Entergy New Orleans balance sheet. The creditors of Entergy New Orleans do not have recourse to the assets or revenues of Entergy New Orleans Storm Recovery Funding, including the storm recovery property, and the creditors of Entergy New Orleans Storm Recovery Funding do not have recourse to the assets or revenues of Entergy New Orleans. Entergy New Orleans has no payment obligations to Entergy New Orleans Storm Recovery Funding except to remit storm recovery charge collections.

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

(a)     As of December 31, 2018 the remaining amount outstanding on Tranche A-3 was $81.2 million.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Although the principal amount of each tranche is not due until the dates given above, Entergy Gulf States Reconstruction Funding expects to make principal payments on the bonds over the next three years in the amounts of $30.9 million for 2019, $32.8 million for 2020, and $17.5 million for 2021. All of the scheduled principal payments for 2019-2021 are for Tranche A-3. Tranche A-1 and Tranche A-2 have been paid.

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

Amount
(In Thousands)
Senior Secured Transition Bonds:
Tranche A-1 (2.12%) due February 2016	$182,500
Tranche A-2 (3.65%) due August 2019	144,800
Tranche A-3 (4.38%) due November 2023 (a)	218,600
Total senior secured transition bonds	$545,900

(a)     As of December 31, 2018 the remaining amount outstanding on Tranche A-3 was $203.6 million.

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding expects to make principal payments on the bonds over the next four years in the amount of $47.6 million for 2019, $49.8 million for 2020, $52 million for 2021, and $54.3 million for 2022. All of the scheduled principle payments for 2019-2022 are for Tranche A-3. Tranche A-1 and Tranche A-2 have been paid.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.   PREFERRED EQUITY (Entergy Corporation, Entergy Arkansas, and Entergy Mississippi)

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and non-controlling interest for Entergy Corporation subsidiaries as of December 31, 2018 and 2017 are presented below.

	Shares/Units Authorized		Shares/Units Outstanding
	2018	2017	2018	2017	2018	2017
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund:
Entergy Arkansas, 4.32%-4.72% Series	—	313,500	—	313,500	$—	$31,350
Entergy Utility Holding Company, LLC, 7.5% Series (a)	110,000	110,000	110,000	110,000	107,425	107,425
Entergy Utility Holding Company, LLC, 6.25% Series (b)	15,000	15,000	15,000	15,000	14,366	14,398
Entergy Utility Holding Company, LLC, 6.75% Series (c)	75,000	—	75,000	—	73,362	—
Entergy Mississippi, 4.36%-4.92% Series	—	203,807	—	203,807	—	20,381
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund	200,000	642,307	200,000	642,307	195,153	173,554
Entergy Wholesale Commodities:
Preferred Stock without sinking fund:
Entergy Finance Holding, Inc. 8.75% (d)	250,000	250,000	250,000	250,000	24,249	24,249
Total Subsidiaries’ Preferred Stock without sinking fund	450,000	892,307	450,000	892,307	$219,402	$197,803

(a)
In October 2015, Entergy Utility Holding Company, LLC issued 110,000 units of $1,000 liquidation value 7.5% Series A Preferred Membership Interests, all of which are outstanding as of December 31, 2018. The distributions are cumulative and payable quarterly. These units are redeemable on or after January 1, 2036, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $2,575 thousand of preferred stock issuance costs.

(b)
In November 2017, Entergy Utility Holding Company, LLC issued 15,000 units of $1,000 liquidation value 6.25% Series B Preferred Membership Interests, all of which are outstanding as of December 31, 2018. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28, 2038, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $634 thousand of preferred stock issuance costs.

(c)
In November 2018, Entergy Utility Holding Company, LLC issued 75,000 units of $1,000 liquidation value 6.75% Series C Preferred Membership Interests, all of which are outstanding as of December 31, 2018. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28, 2039, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $1,638 thousand of preferred stock issuance costs.

(d)
In December 2013, Entergy Finance Holding, Inc. issued 250,000 shares of $100 par value 8.75% Series Preferred Stock, all of which are outstanding as of December 31, 2017. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after December 16, 2023, at Entergy Finance

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Holding, Inc.’s option, at the fixed redemption price of $100 per share. Dollar amount outstanding is net of $751 thousand of preferred stock issuance costs.

The number of shares and units authorized and outstanding and dollar value of preferred stock for Entergy Arkansas and Entergy Mississippi as of December 31, 2018 and 2017 are presented below.

Dividends and distributions paid on all of Entergy Corporation’s subsidiaries’ preferred stock and membership interests series may be eligible for the dividends received deduction.

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2018	2017	2018	2017	2018
Entergy Arkansas Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.32% Series (a)	—	70,000	$—	$7,000	$—
4.72% Series (a)	—	93,500	—	9,350	$—
4.56% Series (a)	—	75,000	—	7,500	$—
4.56% 1965 Series (a)	—	75,000	—	7,500	$—
Total without sinking fund	—	313,500	$—	$31,350

(a)
In November 2018, Entergy Arkansas redeemed all of its preferred membership interests as part of a multi-step internal restructuring. See Note 2 to the financial statements for a discussion of Entergy Arkansas’s internal restructuring.

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2018	2017	2018	2017	2018
Entergy Mississippi Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.36% Series (b)	—	59,920	$—	$5,992	$—
4.56% Series (b)	—	43,887	—	4,389	$—
4.92% Series (b)	—	100,000	—	10,000	$—
Total without sinking fund	—	203,807	$—	$20,381

(b)
In November 2018, Entergy Mississippi redeemed all of its preferred membership interests as part of a multi-step internal restructuring. See Note 2 to the financial statements for a discussion of Entergy Mississippi’s internal restructuring.

Presentation of Preferred Stock without Sinking Fund

Accounting standards regarding non-controlling interests and the classification and measurement of redeemable securities require the classification of preferred securities between liabilities and shareholders’ equity on the balance sheet if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances.  These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote.  Prior to December 1, 2018, Entergy Arkansas’s and Entergy Mississippi’s respective articles of incorporation each provided, generally, that

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the holders of each such company’s preferred securities could elect a majority of the respective company’s board of directors if dividends were not paid for a year, until such time as the dividends in arrears were paid.  Therefore, Entergy Arkansas and Entergy Mississippi presented their preferred securities outstanding between liabilities and shareholders’ equity on the balance sheet.  In November 2018, each of Entergy Arkansas and Entergy Mississippi redeemed its outstanding preferred securities as part of a multi-step process to undertake an internal restructuring. See Note 2 to the financial statements for a discussion of Entergy Arkansas’s and Entergy Mississippi’s internal restructuring.

The outstanding preferred securities of Entergy Arkansas and Entergy Mississippi, and Entergy Utility Holding Company (a Utility subsidiary) and Entergy Finance Holding (an Entergy Wholesale Commodities subsidiary), whose preferred holders also have protective rights, are similarly presented between liabilities and equity on Entergy’s consolidated balance sheets.  The preferred dividends or distributions paid by all subsidiaries are reflected for all periods presented outside of consolidated net income.

NOTE 7.   COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Common Stock

Common stock and treasury stock shares activity for Entergy for 2018, 2017, and 2016 is as follows:

	2018		2017		2016
	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares
Beginning Balance, January 1	254,752,788	74,235,135	254,752,788	75,623,363	254,752,788	76,363,763
Issuances:
Equity forwards settled	6,834,221	—	—	—	—	—
Employee Stock-Based Compensation Plans	—	(1,683,174)	—	(1,377,363)	—	(729,073)
Directors’ Plan	—	(21,095)	—	(10,865)	—	(11,327)
Ending Balance, December 31	261,587,009	72,530,866	254,752,788	74,235,135	254,752,788	75,623,363

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

In October 2010 the Board granted authority for a $500 million share repurchase program.  As of December 31, 2018, $350 million of authority remains under the $500 million share repurchase program.

Dividends declared per common share were $3.58 in 2018, $3.50 in 2017, and $3.42 in 2016.

System Energy paid its parent, Entergy Corporation, distributions out of its common stock of $57 million in 2018 and $21 million in 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

On December 12, 2018, Entergy physically settled a portion of its obligations under the forward sale agreements by delivering 6,834,221 shares of common stock in exchange for cash proceeds of approximately $500 million. The forward sale price used to determine the cash proceeds received by Entergy was calculated based on the initial forward sale price of $74.45 per share as adjusted in accordance with the forward sale agreements. Entergy incurred approximately $728 thousand of common stock issuance costs with the settlement. Entergy used the net proceeds for general corporate purposes, which included repayment of commercial paper, outstanding loans under Entergy’s revolving credit facility, and other debt.

Entergy is required to settle its remaining obligations under the forward sale agreements with respect to the remaining 8,448,171 shares of common stock on a settlement date or dates on or prior to June 7, 2019.

Until settlement of the remaining equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. If Entergy had elected to net share settle the remaining forward sale agreements as of December 31, 2018, Entergy would have been required to deliver 1.3 million shares.

Retained Earnings and Dividends

Entergy implemented ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018. The ASU requires investments in equity securities, excluding those accounted for under the equity method or resulting in consolidation of the investee, to be measured at fair value with changes recognized in net income. Entergy implemented this standard using a modified retrospective method, and recorded an adjustment increasing retained earnings and reducing accumulated other comprehensive income by $633 million as of January 1, 2018 for the cumulative effect of the unrealized gains and losses on investments in equity securities held by the decommissioning trust funds that do not meet the criteria for regulatory accounting treatment. See Note 16 to the financial statements herein for further discussion of effects of the new standard.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation received dividend payments and distributions from subsidiaries totaling $27 million in 2018, $201 million in 2017, and $165 million in 2016.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2018 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Ending balance, December 31, 2017	($37,477)	($531,099)	$545,045	($23,531)
Implementation of accounting standards	—	—	(632,617)	(632,617)
Beginning balance, January 1, 2018	($37,477)	($531,099)	($87,572)	($656,148)

Other comprehensive income (loss) before reclassifications	(31,933)	26,702	(46,574)	(51,805)
Amounts reclassified from accumulated other comprehensive income (loss)	54,031	63,441	17,803	135,275
Net other comprehensive income (loss) for the period	22,098	90,143	(28,771)	83,470
Reclassification pursuant to ASU 2018-02	(7,756)	(90,966)	114,227	15,505
Ending balance, December 31, 2018	($23,135)	($531,922)	($2,116)	($557,173)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2017 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Beginning balance, January 1, 2017	$3,993	($469,446)	$429,734	$748	($34,971)
Other comprehensive income (loss) before reclassifications	28,602	(104,029)	171,099	(748)	94,924
Amounts reclassified from accumulated other comprehensive income (loss)	(70,072)	42,376	(55,788)	—	(83,484)
Net other comprehensive income (loss) for the period	(41,470)	(61,653)	115,311	(748)	11,440
Ending balance, December 31, 2017	($37,477)	($531,099)	$545,045	$—	($23,531)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the year ended December 31, 2018:

Pension and Other Postretirement Liabilities
(In Thousands)

Beginning balance, January 1, 2018	($46,400)
Other comprehensive income (loss) before reclassifications	52,299
Amounts reclassified from accumulated other comprehensive income (loss)	(2,003)
Net other comprehensive income (loss) for the period	50,296

Reclassification pursuant to ASU 2018-02	($10,049)

Ending balance, December 31, 2018	($6,153)

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

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the years ended December 31, 2018 and 2017 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2018	2017
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	($68,067)	$108,606	Competitive business operating revenues
Interest rate swaps	(327)	(803)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(68,394)	107,803
	14,363	(37,731)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($54,031)	$70,072

Pension and other postretirement liabilities
Amortization of prior-service costs	$21,700	$26,251	(a)
Amortization of loss	(99,186)	(86,002)	(a)
Settlement loss	(3,207)	(7,544)	(a)
Total amortization	(80,693)	(67,295)
	17,252	24,919	Income taxes
Total amortization (net of tax)	($63,441)	($42,376)

Net unrealized investment gain (loss)
Realized gain (loss)	($28,170)	$109,388	Interest and investment income
	10,367	(53,600)	Income taxes
Total realized investment gain (loss) (net of tax)	($17,803)	$55,788

Total reclassifications for the period (net of tax)	($135,275)	$83,484

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 11 to the financial statements for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the years ended December 31, 2018 and 2017 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2018	2017
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$7,735	$7,734	(a)
Amortization of loss	(5,025)	(5,327)	(a)
Total amortization	2,710	2,407
	(707)	(987)	Income taxes
Total amortization (net of tax)	2,003	1,420

Total reclassifications for the period (net of tax)	$2,003	$1,420

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 11 to the financial statements for additional details.

NOTE 8.  COMMITMENTS AND CONTINGENCIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict with certainty the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy’s results of operations, cash flows, or financial condition.  Entergy discusses regulatory proceedings in Note 2 to the financial statements and discusses tax proceedings in Note 3 to the financial statements.

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $137.6 million in 2018, $122.9 million in 2017, and $158.7 million in 2016.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $130 million in 2019, and a total of $1.57 billion for the years 2020 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

ANO Damage, Outage, and NRC Reviews

In March 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was approximately $95 million.  Entergy Arkansas has pursued its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. Entergy Arkansas collected $50 million in 2014 from Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants. Entergy Arkansas also collected a total of $21 million in 2018 as a result of stator-related settlements.

In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  In February 2014 the APSC authorized Entergy Arkansas to retain the $65.9 million in its deferred fuel balance with recovery to be reviewed in a later period after more information regarding various claims associated with the ANO stator incident is available.

In March 2015, after several NRC inspections and regulatory conferences, arising from the stator incident, the NRC placed ANO into the “multiple/repetitive degraded cornerstone column,” or Column 4, of the NRC’s Reactor Oversight Process Action Matrix. Entergy Arkansas incurred incremental costs of approximately $53 million in 2015 to prepare for the NRC inspections that began in early 2016 in order to address the issues required to move ANO back to “licensee response” or Column 1 of the NRC’s Reactor Oversight Process Action Matrix. Excluding remediation and response costs that resulted from the additional NRC inspection activities, Entergy Arkansas incurred approximately $44 million in 2016 and $7 million in 2017 in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. In June 2018 the NRC moved ANO 1 and ANO 2 into the “licensee response column,” or Column 1, of the NRC’s Reactor Oversight Process Action Matrix.

In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that proceeding, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a regulatory proceeding for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs and costs related to the incremental oversight previously noted, subject to certain timelines and conditions set forth in the settlement agreement.

Pilgrim NRC Oversight and Planned Shutdown

In September 2015 the NRC placed Pilgrim in its “multiple/repetitive degraded cornerstone column,” or Column 4, of its Reactor Oversight Process Action Matrix due to its finding of continuing weaknesses in Pilgrim’s corrective action program that contributed to repeated unscheduled shutdowns and equipment failures. Entergy incurred costs of approximately $59 million through 2018 in support of Pilgrim’s response to the enhanced NRC inspection. In January 2019 the NRC found that Pilgrim had completed the corrective actions required to address the concerns that led to its placement in Column 4 and had demonstrated sustained improvement.

Entergy determined in October 2015 that it would close Pilgrim no later than June 1, 2019 because of poor market conditions that led to reduced revenues, a poor market design that failed to properly compensate nuclear generators for the benefits they provide, and increased operational costs. The decision came after management’s extensive analysis of the economics and operating life of the plant following the NRC’s decision to place the plant in Column 4. Entergy determined in April 2016 that it intended to refuel Pilgrim in 2017 and then cease operations May 31, 2019. Pilgrim currently has approximately 677 MW of Capacity Supply Obligations in ISO New England through May 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. Beginning in November 2003 these subsidiaries have pursued litigation to recover the damages caused by the DOE’s delay in performance. Following are details of final judgments recorded by Entergy in 2016 and 2018 related to Entergy’s nuclear owner licensee subsidiaries’ litigation with the DOE.

In December 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $81 million in favor of Entergy Nuclear Indian Point 3 and Entergy Nuclear FitzPatrick in the first round Indian Point 3/FitzPatrick damages case, and Entergy received the payment from the U.S. Treasury in June 2016. The effect of recording the Indian Point 3 proceeds was a reduction to plant, other operation and maintenance expense, and depreciation expense. The Indian Point 3 damages awarded included $45 million related to costs previously capitalized and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $45 million, Entergy recorded $8 million as a reduction to previously-recorded depreciation expense. Entergy reduced its Indian Point 3 plant asset balance by the remaining $37 million. The effect of recording the FitzPatrick proceeds was a reduction to plant and other operation and maintenance expense. The FitzPatrick damages awarded included $32 million related to costs previously capitalized and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $32 million, Entergy recorded $1 million as a reduction to previously-recorded depreciation expense, a $10 million reduction to bring its remaining FitzPatrick plant asset balance to zero, and the excess was recorded as a reduction to other operations and maintenance expense. See Note 14 to the financial statements for further discussion on the fair value analysis performed for FitzPatrick and the related impairment charge.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In September 2018 the DOE submitted an offer of judgment to resolve claims in the second round Entergy Nuclear Generation Company case involving Pilgrim. The $62 million offer was accepted by Entergy Nuclear Generation Company, and the U.S. Court of Federal Claims issued a judgment in that amount in favor of Entergy Nuclear Generation Company. Entergy received payment from the U.S. Treasury in October 2018. The effect of recording the proceeds was a reduction to plant and other operation and maintenance expenses. The Pilgrim damages awarded included $60 million related to costs previously capitalized and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $60 million, Entergy recorded $4 million as a reduction to previously-recorded depreciation expense, a $10 million reduction to bring its remaining Pilgrim plant asset balance to zero, and the excess $46 million as a reduction to other operation and maintenance expense because Pilgrim’s plant asset balance is fully impaired.

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

2.
Within the Secondary Financial Protection level, each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident or fault, up to a maximum of approximately $137.6 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $1.238 billion).  This retrospective premium is payable at a rate currently set at approximately $21 million per year per incident per nuclear power reactor.

3.
In the event that one or more acts of terrorism cause a nuclear power plant accident, which results in third-party damages – off-site property and environmental damage, off-site bodily injury, and on-site third-party bodily injury (i.e. contractors), the primary level provided by ANI combined with the Secondary Financial Protection would provide approximately $14 billion in coverage.  The Terrorism Risk Insurance

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event. Under current law, the Terrorism Risk Insurance Act extends through 2020.

Currently, 99 nuclear reactors are participating in the Secondary Financial Protection program.  Effective April 15, 2016 the NRC granted Vermont Yankee’s exemption request and it was allowed to withdraw from participation in this layer of financial protection. The Secondary Financial Protection program provides approximately $14 billion in secondary layer insurance coverage to compensate the public in the event of a nuclear power reactor accident.  The Price-Anderson Act provides that all potential liability for a nuclear accident is limited to the amounts of insurance coverage available under the primary and secondary layers.

Entergy Arkansas and Entergy Louisiana each have two licensed reactors. System Energy has one licensed reactor (10% of Grand Gulf is owned by a non-affiliated company (Cooperative Energy) that would share on a pro-rata basis in any retrospective premium assessment to System Energy under the Price-Anderson Act).  The Entergy Wholesale Commodities segment includes the ownership, operation, and decommissioning of five nuclear power reactors and the ownership of the shutdown Indian Point 1 reactor and Big Rock Point facility.

Property Insurance

Entergy’s nuclear owner/licensee subsidiaries are members of NEIL, a mutual insurance company that provides property damage coverage, including decontamination and reactor stabilization, to the members’ nuclear generating plants.  The property damage insurance limits procured by Entergy for its Utility plants and Entergy Wholesale Commodity plants are in compliance with the financial protection requirements of the NRC.

The Utility plants’ (ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3) property damage insurance limits are $1.5 billion per occurrence at each plant with an additional $100 million per occurrence that is shared among the plants. Property damage from earthquake and volcanic eruption is excluded from the first $500 million in coverage for all Utility plants. Property damage from flood is excluded from the first $500 million in coverage at ANO 1 and 2 and Grand Gulf. Property damage from flood for Waterford 3 and River Bend includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million. Property damage from wind for all of the Utility nuclear plants includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a total maximum deductible of $50 million.

The Entergy Wholesale Commodities’ plants (Pilgrim, Palisades, Indian Point 2, Indian Point 3, Vermont Yankee, and Big Rock Point) have property damage insurance limits as follows: Vermont Yankee - $50 million per occurrence; Big Rock Point - $500 million per occurrence; Pilgrim and Palisades - $1.115 billion per occurrence; and Indian Point - $1.6 billion per occurrence. For losses that are considered non-nuclear in nature, the property damage insurance limit at Pilgrim, Palisades, and Indian Point is $500 million and at Vermont Yankee is $50 million. Property damage from wind and flood at Indian Point includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million, but property damage from earthquake and volcanic eruption at Indian Point is excluded from the first $500 million. Property damage from wind at Pilgrim includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million, but property damage from flood, earthquake, and volcanic eruption at Pilgrim is excluded from the first $500 million. Property damage from wind, flood, earthquake, and volcanic eruption at Vermont Yankee, Palisades, and Big Rock Point includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million.

The value of the insured property at the time of an accident at Pilgrim, Palisades, and Vermont Yankee has been changed from replacement cost to actual cash value.

In addition, Waterford 3 and Grand Gulf are also covered under NEIL’s Accidental Outage Coverage program.  Due to Entergy’s gradual exit from the merchant/wholesale power business, Entergy no longer purchases

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Under the property damage and accidental outage insurance programs, all NEIL insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL.  Effective April 1, 2018, the maximum amounts of such possible assessments per occurrence were as follows:

Assessments
(In Millions)
Utility:
Entergy Arkansas	$42.3
Entergy Louisiana	$52.3
Entergy Mississippi	$0.12
Entergy New Orleans	$0.12
Entergy Texas	N/A
System Energy	$22.7

Entergy Wholesale Commodities	$—

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

Non-Nuclear Property Insurance

Entergy’s non-nuclear property insurance program provides coverage on a system-wide basis for Entergy’s non-nuclear assets. The insurance program provides coverage for property damage up to $400 million per occurrence in excess of a $20 million self-insured retention except for property damage caused by the following: earthquake shock, flood, and named windstorm, including associated storm surge. For earthquake shock and flood, the insurance program provides coverage up to $400 million on an annual aggregate basis in excess of a $40 million self-insured retention. For named windstorm and associated storm surge, the insurance program provides coverage up to $125 million on an annual aggregate basis in excess of a $40 million self-insured retention.  The coverage provided by the insurance

Entergy Corporation and Subsidiaries
Notes to Financial Statements

program for the Entergy New Orleans gas distribution system is limited to $50 million per occurrence and is subject to the same annual aggregate limits and retentions listed above for earthquake shock, flood, and named windstorm, including associated storm surge.

Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties.  Excluded property generally includes transmission and distribution lines, poles, and towers. For substations valued at $5 million or less, coverage for named windstorm and associated storm surge is excluded.  This coverage is in place for Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries, including the Entergy Wholesale Commodities segment.  Entergy also purchases $300 million in terrorism insurance coverage for its conventional property.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event. Under current law, the Terrorism Risk Insurance Act extends through 2020.

Employment and Labor-related Proceedings

The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees, recognized bargaining representatives, and certain third parties.  Generally, the amount of damages being sought is not specified in these proceedings.  These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender, age, and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board or concerning the National Labor Relations Act; claims of retaliation; claims of harassment and hostile work environment; and claims for or regarding benefits under various Entergy Corporation-sponsored plans. Entergy and the Registrant Subsidiaries are responding to these lawsuits and proceedings and deny liability to the claimants.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of Entergy or the Utility operating companies.

Asbestos Litigation (Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in federal and state courts, primarily by contractor employees who worked in the 1940-1980s timeframe, primarily against Entergy Texas, and to a lesser extent the other Utility operating companies, as premises owners of power plants, for damages caused by alleged exposure to asbestos.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 200 lawsuits involving approximately 400 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of the Utility operating companies.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by the FERC.  Charges under this agreement are paid in consideration for the purchasing companies’ respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered.  The agreement will remain in effect until terminated by the parties and the termination is approved by the FERC, most likely upon Grand Gulf’s retirement from service.  In December 2016 the NRC granted the extension of Grand Gulf’s operating license to 2044. Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2018 under the agreement are approximately $14.1 million for Entergy Arkansas, $5.6 million for Entergy Louisiana, $12.2 million for Entergy Mississippi, and $6.9 million for Entergy New Orleans. See Note 2 to the financial statements for discussion of the complaints filed with the FERC against System Energy seeking a reduction in the return on equity component of the Unit Power Sales Agreement.

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

Accounting standards require companies to record liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of the assets.  For Entergy, substantially all of its asset retirement obligations consist of its liability for decommissioning its nuclear power plants.  In addition, an insignificant amount of removal costs associated with non-nuclear power plants is also included in the decommissioning and asset retirement costs line item on the balance sheets.

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

	December 31,
	2018	2017
	(In Millions)
Entergy Arkansas	$138.3	$176.9
Entergy Louisiana	($18.8)	($32.4)
Entergy Mississippi	$63.5	$91.6
Entergy New Orleans	$49.3	$44.8
Entergy Texas	$50.9	$55.2
System Energy	$76.4	$67.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2018 and 2017 by Entergy were as follows:

	Liabilities as of December 31, 2017	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2018
	(In Millions)
Utility:
Entergy Arkansas	$981.2	$60.4	$8.9	($2.1)	$1,048.4
Entergy Louisiana	1,140.5	63.2	85.4	(8.8)	1,280.3
Entergy Mississippi	9.2	0.5	0.5	(1.0)	9.2
Entergy New Orleans	3.1	0.2	—	—	3.3
Entergy Texas	6.8	0.4	—	—	7.2
System Energy	861.7	34.3	—	—	896.0
Total	3,002.5	159.0	94.8	(11.9)	3,244.4

Entergy Wholesale Commodities:
Big Rock Point	38.9	3.2	—	(2.4)	39.7
Indian Point 1	217.6	18.6	—	(8.3)	227.9
Indian Point 2	708.7	60.6	—	(1.3)	768.0
Indian Point 3	694.5	58.0	—	(1.9)	750.6
Palisades	470.4	39.6	—	(2.0)	508.0
Pilgrim	651.4	58.6	117.5	(11.0)	816.5
Vermont Yankee	401.5	25.9	293.0	(152.5)	567.9	(b)
Other (a)	0.3	—	0.1	—	0.4
Total	3,183.3	264.5	410.6	(179.4)	3,679.0

Entergy Total	$6,185.8	$423.5	$505.4	($191.3)	$6,923.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Liabilities as of December 31, 2016		Accretion	Change in Cash Flow Estimate	Spending	Dispositions		Liabilities as of December 31, 2017
	(In Millions)
Utility:
Entergy Arkansas	$924.4		$56.8	$—	$—	$—		$981.2
Entergy Louisiana	1,082.7		57.8	—	—	—		1,140.5
Entergy Mississippi	8.7		0.5	—	—	—		9.2
Entergy New Orleans	2.9		0.2	—	—	—		3.1
Entergy Texas	6.5		0.3	—	—	—		6.8
System Energy	854.2		43.4	(35.9)	—	—		861.7
Total	2,879.4		159.0	(35.9)	—	—		3,002.5

Entergy Wholesale Commodities:
Big Rock Point	37.9		3.1	—	(2.1)	—		38.9
FitzPatrick	714.3	(c)	13.9	—	(0.9)	(727.3)	(d)	—
Indian Point 1	207.6		17.7	—	(7.7)	—		217.6
Indian Point 2	653.1		55.8	—	(0.2)	—		708.7
Indian Point 3	641.1		53.5	—	(0.1)	—		694.5
Palisades	500.3		41.3	(68.7)	(2.5)	—		470.4
Pilgrim	602.3		52.8	—	(3.7)	—		651.4
Vermont Yankee	470.5		34.4	—	(103.4)	—		401.5
Other (a)	0.3		—	—	—	—		0.3
Total	3,827.4		272.5	(68.7)	(120.6)	(727.3)		3,183.3

Entergy Total	$6,706.8		$431.5	($104.6)	($120.6)	($727.3)		$6,185.8

(a)	See “Coal Combustion Residuals” below for additional discussion regarding the asset retirement obligations related to coal combustion residuals management.

(b)
The Vermont Yankee asset retirement obligation was classified as held for sale within other non-current liabilities on the consolidated balance sheet as of December 31, 2018. See Note 14 to the financial statements for discussion of the sale of the Vermont Yankee plant to NorthStar in January 2019.

(c)
The FitzPatrick asset retirement obligation was classified as held for sale within other non-current liabilities on the consolidated balance sheet as of December 31, 2016. See Note 14 to the financial statements for discussion of the sale of the FitzPatrick plant to Exelon in March 2017.

(d)	See Note 14 to the financial statements for discussion of the sale of the FitzPatrick plant to Exelon in March 2017.

Nuclear Plant Decommissioning

Entergy periodically reviews and updates estimated decommissioning costs.  The actual decommissioning costs may vary from the estimates because of the timing of plant decommissioning, regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.  As described below, during 2018, 2017, and 2016, Entergy updated decommissioning cost estimates for certain nuclear power plants.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Indian Point

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

Palisades

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

Pilgrim

The Pilgrim plant is expected to cease operations on May 31, 2019, at the end of its current fuel cycle. Entergy Nuclear Generation Company filed its Post-Shutdown Decommissioning Activities Report (PSDAR) with the NRC in the fourth quarter 2018 for the Pilgrim plant. As part of the development of the PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2018. The revised estimate resulted in a $117.5 million increase in the decommissioning cost liability and a corresponding impairment charge.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Vermont Yankee

In the fourth quarter 2018, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Vermont Yankee. The revised estimate resulted in a $293 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset. The revision was prompted by the progress of the Vermont Yankee sales transaction, which is described in Note 14 to the financial statements. Entergy accordingly evaluated the Vermont Yankee asset retirement obligation in light of the terms of the sale transaction, upon determining that Vermont Yankee was in held for sale status. Based on the terms of the sales agreement, which include Entergy receiving a note receivable from the purchaser, Entergy determined that $165 million of the asset retirement cost was impaired, and it was accordingly written down in the fourth quarter 2018.

NRC Filings for Planned Shutdown Activities

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

Decommissioning Trust Funds and Regulatory Assets

Entergy maintains decommissioning trust funds that are committed to meeting its obligations for the costs of decommissioning the nuclear power plants.  The fair values of the decommissioning trust funds and the related asset retirement obligation regulatory assets (liabilities) of Entergy as of December 31, 2018 and 2017 are as follows:

	2018		2017
	Decommissioning Trust Fair Values	Regulatory Asset (Liability)	Decommissioning Trust Fair Values	Regulatory Asset (Liability)
	(In Millions)		(In Millions)
Utility:
ANO 1 and ANO 2	$912.0	$375.9	$944.9	$337.9
River Bend	$803.4	($27.4)	$818.2	($30.6)
Waterford 3	$481.6	$204.9	$493.9	$188.9
Grand Gulf	$869.5	$186.9	$905.7	$169.1
Entergy Wholesale Commodities	$3,853.7	$—	$4,049.3	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In 2018 revisions to the CCR asset retirement obligations were made as a result of revised closure and post-closure cost estimates. The revised estimates resulted in increases of $8.9 million at Entergy Arkansas, $0.5 million at Entergy Mississippi, and $0.1 million at Entergy Wholesale Commodities in decommissioning cost liabilities, along with corresponding increases in related asset retirement cost assets that will be depreciated over the remaining useful lives of the respective units.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 10.   LEASES  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

General

As of December 31, 2018, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities with minimum lease payments as follows (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf sale and leaseback transaction, all of which are discussed elsewhere):

Year	Operating Leases	Capital Leases
	(In Thousands)
2019	$94,043	$2,887
2020	82,191	2,887
2021	75,147	2,887
2022	60,808	2,887
2023	47,391	2,887
Years thereafter	88,004	16,117
Minimum lease payments	447,584	30,552
Less: Amount representing interest	—	8,555
Present value of net minimum lease payments	$447,584	$21,997

Total rental expenses for all leases (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $47.8 million in 2018, $53.1 million in 2017, and $44.4 million in 2016.

As of December 31, 2018 the Registrant Subsidiaries had non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities with minimum lease payments as follows (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf lease obligation, all of which are discussed elsewhere):

Operating Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2019	$20,421	$25,970	$9,344	$2,493	$5,744
2020	13,918	21,681	8,763	2,349	4,431
2021	11,931	19,514	7,186	1,901	3,625
2022	9,458	15,756	5,675	1,314	2,218
2023	7,782	12,092	2,946	1,043	1,561
Years thereafter	23,297	22,003	4,417	2,323	2,726
Minimum lease payments	$86,807	$117,016	$38,331	$11,423	$20,305

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Rental Expenses

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2018	$6.2	$20.2	$4.6	$2.5	$3.1	$1.9
2017	$7.5	$23.0	$5.6	$2.5	$3.4	$2.2
2016	$8.0	$17.8	$4.0	$0.9	$2.8	$1.6

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment.  Railcar operating lease payments were $2.8 million in 2018, $4 million in 2017, and $3.4 million in 2016 for Entergy Arkansas and $0.4 million in 2018, $0.3 million in 2017, and $0.3 million in 2016 for Entergy Louisiana.  Oil tank facilities lease payments for Entergy Mississippi were $0.1 million in 2018, $1.6 million in 2017, and $1.6 million in 2016.

On January 1, 2019, Entergy implemented ASU No. 2016-02, “Leases (Topic 842)” along with the practical expedients provided by ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.”  See Note 1 to the financial statements for further discussion of ASU No. 2016-02.

Power Purchase Agreements

As of December 31, 2018, Entergy Texas had a power purchase agreement that is accounted for as an operating lease under the accounting standards. The lease payments are recovered in fuel expense in accordance with regulatory treatment. The minimum lease payments under the power purchase agreement are as follows:

Year	Entergy Texas (a)	Entergy
	(In Thousands)
2019	$31,159	$31,159
2020	31,876	31,876
2021	32,609	32,609
2022	10,180	10,180
Minimum lease payments	$105,824	$105,824

(a)
Amounts reflect 100% of minimum payments. Under a separate contract, which expires May 31, 2022, Entergy Louisiana purchases 50% of the capacity and energy from the power purchase agreement from Entergy Texas.

Total capacity expense under the power purchase agreement accounted for as an operating lease at Entergy Texas was $30.5 million in 2018, $34.1 million in 2017, and $26.1 million in 2016.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In December 2015, Entergy Louisiana agreed to purchase the undivided interests in Waterford 3 that were previously being leased. The purchase was accomplished in a two-step transaction in which Entergy Louisiana first acquired the equity participant’s beneficial interest in the leased assets, followed by a termination of the leases and transfer of the leased assets to Entergy Louisiana when the outstanding lessor debt is paid.

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

Grand Gulf Lease Obligations

In 1988, in two separate but substantially identical transactions, System Energy sold and leased back undivided ownership interests in Grand Gulf for the aggregate sum of $500 million.  The initial term of the leases expired in July 2015.  System Energy renewed the leases in December 2013 for fair market value with renewal terms expiring in July 2036. At the end of the new lease renewal terms, System Energy has the option to repurchase the leased interests in Grand Gulf or renew the leases at fair market value.  In the event that System Energy does not renew or purchase the interests, System Energy would surrender such interests and their associated entitlement of Grand Gulf’s capacity and energy.

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements.  For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation.  However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes.  Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term.  The amount was a net regulatory liability of $55.6 million as of December 31, 2018 and 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2018, System Energy, in connection with the Grand Gulf sale and leaseback transactions, had future minimum lease payments that are recorded as long-term debt, as follows, which reflects the effect of the December 2013 renewal:

Amount
(In Thousands)

2019	$17,188
2020	17,188
2021	17,188
2022	17,188
2023	17,188
Years thereafter	223,437
Total	309,377
Less: Amount representing interest	275,025
Present value of net minimum lease payments	$34,352

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation and its subsidiaries’ total 2018, 2017, and 2016 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2018	2017	2016
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$155,010	$133,641	$143,244
Interest cost on projected benefit obligation	267,415	260,824	261,613
Expected return on assets	(442,142)	(408,225)	(389,465)
Amortization of prior service cost	398	261	1,079
Recognized net loss	274,104	227,720	195,298
Curtailment loss	—	—	3,084
Settlement charges	828	—	—
Net periodic pension costs	$255,613	$214,221	$214,853
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$394,951	$368,067	$203,229
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(398)	(261)	(1,079)
Acceleration of prior service cost to curtailment	—	—	(1,045)
Amortization of net loss	(274,932)	(227,720)	(195,298)
Total	$119,621	$140,086	$5,807
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$375,234	$354,307	$220,660
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year:
Prior service cost	$—	$398	$261
Net loss	$233,677	$274,104	$227,720

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total 2018, 2017, and 2016 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, for their employees included the following components:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$24,757	$33,783	$7,286	$2,693	$6,356	$7,102
Interest cost on projected benefit obligation	52,017	59,761	15,075	7,253	13,390	12,907
Expected return on assets	(87,404)	(99,236)	(26,007)	(11,973)	(26,091)	(19,963)
Recognized net loss	53,650	57,800	14,438	7,816	10,503	14,859
Net pension cost	$43,020	$52,108	$10,792	$5,789	$4,158	$14,905
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	$74,570	$41,642	$19,244	$2,351	$24,121	($2,359)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(53,650)	(57,800)	(14,438)	(7,816)	(10,503)	(14,859)
Total	$20,920	($16,158)	$4,806	($5,465)	$13,618	($17,218)
Total recognized as net periodic pension (income)/cost, regulatory asset, and/or AOCI (before tax)	$63,940	$35,950	$15,598	$324	$17,776	($2,313)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Net loss	$47,361	$46,571	$12,416	$6,117	$9,335	$11,400

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$20,358	$27,698	$5,890	$2,500	$5,455	$6,145
Interest cost on projected benefit obligation	51,776	59,235	14,927	7,163	13,569	12,364
Expected return on assets	(81,707)	(92,067)	(24,526)	(11,199)	(24,722)	(18,650)
Recognized net loss	46,560	49,417	12,213	6,632	9,241	11,857
Net pension cost	$36,987	$44,283	$8,504	$5,096	$3,543	$11,716
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$51,569	$57,510	$14,681	$8,601	$1,109	$27,733
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(46,560)	(49,417)	(12,213)	(6,632)	(9,241)	(11,857)
Total	$5,009	$8,093	$2,468	$1,969	($8,132)	$15,876
Total recognized as net periodic pension (income)/ cost, regulatory asset, and/or AOCI (before tax)	$41,996	$52,376	$10,972	$7,065	($4,589)	$27,592
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Net loss	$53,650	$57,800	$14,438	$7,816	$10,503	$14,859

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$20,724	$28,194	$6,250	$2,625	$5,664	$6,263
Interest cost on projected benefit obligation	52,219	59,478	15,245	7,256	14,228	11,966
Expected return on assets	(79,087)	(88,383)	(23,923)	(10,748)	(24,248)	(17,836)
Recognized net loss	43,745	47,783	11,938	6,460	9,358	10,415
Net pension cost	$37,601	$47,072	$9,510	$5,593	$5,002	$10,808
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$60,968	$46,742	$10,942	$5,463	$3,816	$20,805
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(43,745)	(47,783)	(11,938)	(6,460)	(9,358)	(10,415)
Total	$17,223	($1,041)	($996)	($997)	($5,542)	$10,390
Total recognized as net periodic pension (income)/cost, regulatory asset, and/or AOCI (before tax)	$54,824	$46,031	$8,514	$4,596	($540)	$21,198
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Net loss	$46,560	$49,417	$12,213	$6,632	$9,241	$11,857

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Recognized in the Balance Sheet

Qualified pension obligations, plan assets, funded status, amounts recognized in the Consolidated Balance Sheets for Entergy Corporation and its Subsidiaries as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$7,987,087	$7,142,567
Service cost	155,010	133,641
Interest cost	267,415	260,824
Settlement lump sum payments	(1,794)	—
Actuarial (gain)/loss	(395,242)	767,849
Employee contributions	—	40
Benefits paid	(607,559)	(317,834)
Balance at December 31	$7,404,917	$7,987,087
Change in Plan Assets
Fair value of assets at January 1	$6,071,316	$5,171,202
Actual return on plan assets	(348,051)	808,007
Employer contributions	383,503	409,901
Employee contributions	—	40
Settlements	(1,794)	—
Benefits paid	(607,559)	(317,834)
Fair value of assets at December 31	$5,497,415	$6,071,316
Funded status	($1,907,502)	($1,915,771)
Amount recognized in the balance sheet
Non-current liabilities	($1,907,502)	($1,915,771)
Amount recognized as a regulatory asset
Net loss	$2,468,987	$2,418,206
Amount recognized as AOCI (before tax)
Prior service cost	$—	$398
Net loss	737,004	667,766
	$737,004	$668,164

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified pension obligations, plan assets, funded status, amounts recognized in the Balance Sheets for the Registrant Subsidiaries as of December 31, 2018 and 2017 are as follows:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$1,580,756	$1,785,700	$457,549	$217,896	$410,720	$384,049
Service cost	24,757	33,783	7,286	2,693	6,356	7,102
Interest cost	52,017	59,761	15,075	7,253	13,390	12,907
Actuarial loss	(79,621)	(133,520)	(26,611)	(18,844)	(21,656)	(37,842)
Benefits paid	(134,101)	(145,808)	(39,210)	(17,808)	(39,206)	(27,182)
Balance at December 31	$1,443,808	$1,599,916	$414,089	$191,190	$369,604	$339,034
Change in Plan Assets
Fair value of assets at January 1	$1,205,668	$1,365,741	$360,842	$165,747	$363,523	$274,432
Actual return on plan assets	(66,787)	(75,926)	(19,849)	(9,221)	(19,686)	(15,520)
Employer contributions	64,062	71,919	14,933	7,250	10,883	13,786
Benefits paid	(134,101)	(145,808)	(39,210)	(17,808)	(39,206)	(27,182)
Fair value of assets at December 31	$1,068,842	$1,215,926	$316,716	$145,968	$315,514	$245,516
Funded status	($374,966)	($383,990)	($97,373)	($45,222)	($54,090)	($93,518)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($374,966)	($383,990)	($97,373)	($45,222)	($54,090)	($93,518)
Amounts recognized as regulatory asset
Net loss	$727,703	$686,138	$196,683	$91,448	$159,030	$168,559
Amounts recognized as AOCI (before tax)
Net loss	$—	$43,796	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$1,454,310	$1,624,233	$419,201	$197,464	$386,366	$335,381
Service cost	20,358	27,698	5,890	2,500	5,455	6,145
Interest cost	51,776	59,235	14,927	7,163	13,569	12,364
Actuarial loss	131,729	147,704	38,726	19,507	25,339	45,471
Benefits paid	(77,417)	(73,170)	(21,195)	(8,738)	(20,009)	(15,312)
Balance at December 31	$1,580,756	$1,785,700	$457,549	$217,896	$410,720	$384,049
Change in Plan Assets
Fair value of assets at January 1	$1,041,592	$1,169,147	$314,349	$142,488	$317,576	$235,144
Actual return on plan assets	161,868	182,261	48,572	22,104	48,952	36,387
Employer contributions	79,625	87,503	19,116	9,893	17,004	18,213
Benefits paid	(77,417)	(73,170)	(21,195)	(8,738)	(20,009)	(15,312)
Fair value of assets at December 31	$1,205,668	$1,365,741	$360,842	$165,747	$363,523	$274,432
Funded status	($375,088)	($419,959)	($96,707)	($52,149)	($47,197)	($109,617)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($375,088)	($419,959)	($96,707)	($52,149)	($47,197)	($109,617)
Amounts recognized as regulatory asset
Net loss	$706,783	$701,324	$191,877	$96,913	$145,412	$185,774
Amounts recognized as AOCI (before tax)
Net loss	$—	$44,765	$—	$—	$—	$—

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy’s qualified pension plans was $6.9 billion and $7.4 billion at December 31, 2018 and 2017, respectively.

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries for their employees as of December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
	(In Thousands)
Entergy Arkansas	$1,362,425	$1,492,876
Entergy Louisiana	$1,481,158	$1,652,939
Entergy Mississippi	$387,635	$430,268
Entergy New Orleans	$179,907	$205,316
Entergy Texas	$347,852	$387,083
System Energy	$317,848	$359,258

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation’s and its subsidiaries’ total 2018, 2017, and 2016 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, included the following components:

	2018	2017	2016
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$27,129	$26,915	$32,291
Interest cost on accumulated postretirement benefit obligation (APBO)	50,725	55,838	56,331
Expected return on assets	(41,493)	(37,630)	(41,820)
Amortization of prior service credit	(37,002)	(41,425)	(45,490)
Recognized net loss	13,729	21,905	18,214
Net other postretirement benefit cost	$13,088	$25,603	$19,526
Other changes in plan assets and benefit obligations recognized as a regulatory asset and /or AOCI (before tax)
Arising this period:
Prior service credit for period	$—	($2,564)	($20,353)
Net (gain)/loss	(274,354)	(66,922)	49,805
Amounts reclassified from regulatory asset and /or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	37,002	41,425	45,490
Amortization of net loss	(13,729)	(21,905)	(18,214)
Total	($251,081)	($49,966)	$56,728
Total recognized as net periodic benefit income/(cost), regulatory asset, and/or AOCI (before tax)	($237,993)	($24,363)	$76,254
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit cost in the following year
Prior service credit	($35,377)	($37,002)	($41,425)
Net loss	$1,430	$13,729	$21,905

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2018, 2017, and 2016 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, for their employees included the following components:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Other postretirement costs:
Service cost - benefits earned during the period	$3,170	$6,225	$1,284	$516	$1,319	$1,223
Interest cost on APBO	7,986	11,154	2,731	1,669	3,754	1,998
Expected return on assets	(17,368)	—	(5,213)	(5,250)	(9,784)	(3,130)
Amortization of prior service credit	(5,110)	(7,735)	(1,823)	(745)	(2,316)	(1,513)
Recognized net loss	1,154	1,550	1,508	137	823	932
Net other postretirement benefit (income)/cost	($10,168)	$11,194	($1,513)	($3,673)	($6,204)	($490)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($32,219)	($73,249)	($7,794)	($981)	($10,561)	($6,680)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	5,110	7,735	1,823	745	2,316	1,513
Amortization of net loss	(1,154)	(1,550)	(1,508)	(137)	(823)	(932)
Total	($28,263)	($67,064)	($7,479)	($373)	($9,068)	($6,099)
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	($38,431)	($55,870)	($8,992)	($4,046)	($15,272)	($6,589)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service credit	($4,950)	($7,349)	($1,756)	($682)	($2,243)	($1,450)
Net (gain)/loss	$576	($695)	$723	$231	$485	$354

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$3,451	$6,373	$1,160	$567	$1,488	$1,278
Interest cost on APBO	9,020	12,101	2,759	1,874	4,494	2,236
Expected return on assets	(15,836)	—	(4,801)	(4,635)	(8,720)	(2,869)
Amortization of prior service credit	(5,110)	(7,735)	(1,823)	(745)	(2,316)	(1,513)
Recognized net loss	4,460	1,859	1,675	418	3,303	1,560
Net other postretirement benefit (income)/cost	($4,015)	$12,598	($1,030)	($2,521)	($1,751)	$692
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	($29,534)	($1,256)	$506	($7,342)	($22,255)	($5,459)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	5,110	7,735	1,823	745	2,316	1,513
Amortization of net loss	(4,460)	(1,859)	(1,675)	(418)	(3,303)	(1,560)
Total	($28,884)	$4,620	$654	($7,015)	($23,242)	($5,506)
Total recognized as net periodic other postretirement income/(cost), regulatory asset, and/or AOCI (before tax)	($32,899)	$17,218	($376)	($9,536)	($24,993)	($4,814)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service credit	($5,110)	($7,735)	($1,823)	($745)	($2,316)	($1,513)
Net loss	$1,154	$1,550	$1,508	$137	$823	$932

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$3,913	$7,476	$1,543	$622	$1,590	$1,337
Interest cost on APBO	9,297	13,041	2,835	1,791	4,154	2,117
Expected return on assets	(17,855)	—	(5,517)	(4,617)	(9,575)	(3,257)
Amortization of prior service credit	(5,472)	(7,787)	(934)	(745)	(2,722)	(1,570)
Recognized net loss	4,256	2,926	893	146	2,148	1,149
Net other postretirement benefit (income)/cost	($5,861)	$15,656	($1,180)	($2,803)	($4,405)	($224)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	($1,007)	($4,647)	($6,219)	$—	$—	$—
Net (gain)/loss	3,331	(13,117)	8,715	5,717	13,378	4,997
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	5,472	7,787	934	745	2,722	1,570
Amortization of net loss	(4,256)	(2,926)	(893)	(146)	(2,148)	(1,149)
Total	$3,540	($12,903)	$2,537	$6,316	$13,952	$5,418
Total recognized as net periodic other postretirement income/(cost), regulatory asset, and/or AOCI (before tax)	($2,321)	$2,753	$1,357	$3,513	$9,547	$5,194
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service credit	($5,110)	($7,739)	($1,824)	($745)	($2,316)	($1,513)
Net loss	$4,460	$1,859	$1,675	$418	$3,303	$1,560

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet

Other postretirement benefit obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Consolidated Balance Sheets of Entergy Corporation and its Subsidiaries as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(In Thousands)
Change in APBO
Balance at January 1	$1,563,487	$1,568,963
Service cost	27,129	26,915
Interest cost	50,725	55,838
Plan amendments	—	(2,564)
Plan participant contributions	37,049	35,080
Actuarial gain	(346,429)	(23,409)
Benefits paid	(99,785)	(97,829)
Medicare Part D subsidy received	443	493
Balance at December 31	$1,232,619	$1,563,487
Change in Plan Assets
Fair value of assets at January 1	$659,327	$596,660
Actual return on plan assets	(30,582)	81,143
Employer contributions	43,773	44,273
Plan participant contributions	37,049	35,080
Benefits paid	(99,785)	(97,829)
Fair value of assets at December 31	$609,782	$659,327
Funded status	($622,837)	($904,160)
Amounts recognized in the balance sheet
Current liabilities	($44,276)	($45,237)
Non-current liabilities	(578,561)	(858,923)
Total funded status	($622,837)	($904,160)
Amounts recognized as a regulatory asset
Prior service credit	($25,778)	($40,461)
Net loss	51,774	144,966
	$25,996	$104,505
Amounts recognized as AOCI (before tax)
Prior service credit	($42,730)	($65,047)
Net loss	(33,569)	161,322
	($76,299)	$96,275

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other postretirement benefit obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2018 and 2017 are as follows:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$249,019	$345,389	$84,621	$53,548	$116,702	$61,381
Service cost	3,170	6,225	1,284	516	1,319	1,223
Interest cost	7,986	11,154	2,731	1,669	3,754	1,998
Plan participant contributions	8,136	8,162	2,233	1,171	2,565	1,837
Actuarial gain	(61,960)	(73,249)	(16,762)	(10,847)	(27,527)	(11,985)
Benefits paid	(18,581)	(22,476)	(5,145)	(4,078)	(8,516)	(5,685)
Medicare Part D subsidy received	60	64	14	8	13	22
Balance at December 31	$187,830	$275,269	$68,976	$41,987	$88,310	$48,791
Change in Plan Assets
Fair value of assets at January 1	$274,678	$—	$82,433	$85,504	$154,171	$49,124
Actual return on plan assets	(12,373)	—	(3,755)	(4,616)	(7,182)	(2,175)
Employer contributions	195	14,314	87	3,793	3,808	569
Plan participant contributions	8,136	8,162	2,233	1,171	2,565	1,837
Benefits paid	(18,581)	(22,476)	(5,145)	(4,078)	(8,516)	(5,685)
Fair value of assets at December 31	$252,055	$—	$75,853	$81,774	$144,846	$43,670
Funded status	$64,225	($275,269)	$6,877	$39,787	$56,536	($5,121)
Amounts recognized in the balance sheet
Current liabilities	$—	($17,740)	$—	$—	$—	$—
Non-current liabilities	64,225	(257,529)	6,877	39,787	56,536	(5,121)
Total funded status	$64,225	($275,269)	$6,877	$39,787	$56,536	($5,121)
Amounts recognized in regulatory asset
Prior service credit	($11,465)	$—	($4,864)	($681)	($3,665)	($2,304)
Net loss	9,021	—	15,945	3,151	13,094	8,774
	($2,444)	$—	$11,081	$2,470	$9,429	$6,470
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($12,264)	$—	$—	$—	$—
Net gain	—	(23,214)	—	—	—	—
	$—	($35,478)	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$258,787	$342,500	$78,485	$55,515	$127,700	$62,498
Service cost	3,451	6,373	1,160	567	1,488	1,278
Interest cost	9,020	12,101	2,759	1,874	4,494	2,236
Plan participant contributions	7,875	7,855	2,160	1,151	2,453	1,779
Actuarial (gain)/loss	(11,691)	(1,256)	5,858	(899)	(12,469)	(2,233)
Benefits paid	(18,497)	(22,273)	(5,823)	(4,670)	(6,980)	(4,205)
Medicare Part D subsidy received	74	89	22	10	16	28
Balance at December 31	$249,019	$345,389	$84,621	$53,548	$116,702	$61,381
Change in Plan Assets
Fair value of assets at January 1	$250,926	$—	$75,945	$74,236	$137,069	$44,885
Actual return on plan assets	33,679	—	10,153	11,078	18,506	6,095
Employer contributions	695	14,418	(2)	3,709	3,123	570
Plan participant contributions	7,875	7,855	2,160	1,151	2,453	1,779
Benefits paid	(18,497)	(22,273)	(5,823)	(4,670)	(6,980)	(4,205)
Fair value of assets at December 31	$274,678	$—	$82,433	$85,504	$154,171	$49,124
Funded status	$25,659	($345,389)	($2,188)	$31,956	$37,469	($12,257)
Amounts recognized in the balance sheet
Current liabilities	$—	($18,794)	$—	$—	$—	$—
Non-current liabilities	25,659	(326,595)	(2,188)	31,956	37,469	(12,257)
Total funded status	$25,659	($345,389)	($2,188)	$31,956	$37,469	($12,257)
Amounts recognized in regulatory asset
Prior service credit	($16,574)	$—	($6,687)	($1,427)	($5,980)	($3,819)
Net loss	42,394	—	25,247	4,269	24,478	16,386
	$25,820	$—	$18,560	$2,842	$18,498	$12,567
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($19,999)	$—	$—	$—	$—
Net loss	—	51,585	—	—	—	—
	$—	$31,586	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $24.4 million in 2018, $37.6 million in 2017, and $24.9 million in 2016.  In 2018, 2017, and 2016 Entergy recognized $7.7 million, $20.3 million, and $8.1 million, respectively in settlement charges related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.

The projected benefit obligation was $147 million as of December 31, 2018 of which $17 million was a current liability and $130 million was a non-current liability. The projected benefit obligation was $162.3 million as of December 31, 2017 of which $26.4 million was a current liability and $136 million was a non-current liability.  The accumulated benefit obligation was $131.9 million and $144.7 million as of December 31, 2018 and 2017, respectively. The unamortized prior service cost and net loss are recognized in regulatory assets ($51.9 million at December 31, 2018 and $55.2 million at December 31, 2017) and accumulated other comprehensive income before taxes ($19.2 million at December 31, 2018 and $35.9 million at December 31, 2017).

The following Registrant Subsidiaries participate in Entergy’s non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for their employees for the non-qualified plans for 2018, 2017, and 2016, was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2018	$474	$180	$300	$81	$650
2017	$679	$185	$251	$73	$499
2016	$1,819	$231	$236	$65	$504

Included in the 2018 net periodic pension cost above are settlement charges of $30 thousand and $139 thousand for Entergy Arkansas and Entergy Texas, respectively, related to the lump sum benefits paid out of the plan. Included in the 2017 net periodic pension cost above are settlement charges of $269 thousand for Entergy Arkansas related to the lump sum benefits paid out of the plan. Included in the 2016 net periodic pension cost above are settlement charges of $1.4 million and $1 thousand for Entergy Arkansas and Entergy Mississippi, respectively, related to the lump sum benefits paid out of the plan.

The projected benefit obligation for their employees for the non-qualified plans as of December 31, 2018 and 2017 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2018	$2,752	$1,881	$2,732	$206	$7,952
2017	$4,221	$2,061	$2,737	$583	$8,913

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The accumulated benefit obligation for their employees for the non-qualified plans as of December 31, 2018 and 2017 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2018	$2,519	$1,881	$2,427	$206	$7,724
2017	$3,825	$2,061	$2,250	$519	$8,602

The following amounts were recorded on the balance sheet as of December 31, 2018 and 2017:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($198)	($229)	($128)	($16)	($672)
Non-current liabilities	(2,554)	(1,652)	(2,604)	(191)	(7,280)
Total funded status	($2,752)	($1,881)	($2,732)	($207)	($7,952)
Regulatory asset/(liability)	$1,314	$79	$1,009	($579)	($517)
Accumulated other comprehensive income (before taxes)	$—	$5	$—	$—	$—

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($376)	($231)	($135)	($21)	($788)
Non-current liabilities	(3,845)	(1,830)	(2,603)	(562)	(8,125)
Total funded status	($4,221)	($2,061)	($2,738)	($583)	($8,913)
Regulatory asset/(liability)	$2,995	$166	$1,186	($140)	$133
Accumulated other comprehensive income (before taxes)	$—	$11	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) as of December 31, 2018:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($398)	$22,379	($281)	$21,700
Amortization of loss	(87,828)	(7,730)	(3,628)	(99,186)
Settlement loss	(828)	—	(2,379)	(3,207)
	($89,054)	$14,649	($6,288)	($80,693)
Entergy Louisiana
Amortization of prior service cost	$—	$7,735	$—	$7,735
Amortization of loss	(3,468)	(1,550)	(7)	(5,025)
	($3,468)	$6,185	($7)	$2,710

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy’s qualified pension and postretirement weighted-average asset allocations by asset category at December 31, 2018 and 2017 and the target asset allocation and ranges for 2018 are as follows:

Pension Asset Allocation	Target	Range			Actual 2018	Actual 2017
Domestic Equity Securities	39%	32%	to	46%	40%	45%
International Equity Securities	19%	15%	to	23%	18%	20%
Fixed Income Securities	42%	39%	to	45%	41%	34%
Other	0%	0%	to	10%	1%	1%

Postretirement Asset Allocation	Non-Taxable and Taxable
	Target	Range			Actual 2018	Actual 2017
Domestic Equity Securities	27%	22%	to	32%	27%	30%
International Equity Securities	18%	13%	to	23%	17%	20%
Fixed Income Securities	55%	50%	to	60%	56%	50%
Other	0%	0%	to	5%	0%	0%

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

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.  Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area and individual security issuance.  As of December 31, 2018, all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were no significant concentrations (defined as greater than 10 percent of plan assets) of credit risk in Entergy’s pension and other postretirement benefit plan assets.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy, measured at fair value on a recurring basis at December 31, 2018, and December 31, 2017, a summary of the investments held in the master trusts for Entergy’s qualified pension and other postretirement plans in which the Registrant Subsidiaries participate.

Qualified Defined Benefit Pension Plan Trusts

2018	Level 1		Level 2		Level 3	Total
	(In Thousands)
Short-term investments	$—		$7,715	(a)	$—	$7,715
Equity securities:
Corporate stocks:
Preferred	8,250	(b)	—		—	8,250
Common	695,003	(b)	—	(b)	—	695,003
Common collective trusts (c)						2,408,053
Registered investment companies	108,740	(d)	—		—	108,740
Fixed income securities:
U.S. Government securities	—	(b)	675,880	(a)	—	675,880
Corporate debt instruments	—		619,310	(a)	—	619,310
Registered investment companies (e)	29,374	(d)	2,697	(d)	—	931,439
Other	1,866	(f)	48,482	(f)	—	50,348
Other:
Insurance company general account (unallocated contracts)	—		39,322	(g)	—	39,322
Total investments	$843,233		$1,393,406		$—	$5,544,060
Cash						2,591
Other pending transactions						5,956
Less: Other postretirement assets included in total investments						(55,192)
Total fair value of qualified pension assets						$5,497,415

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$11,461	(b)	$—		$—	$11,461
Common	663,923	(b)	34	(b)	—	663,957
Common collective trusts (c)						3,198,799
Registered investment companies	125,174	(d)	—		—	125,174
Fixed income securities:
U.S. Government securities	—	(b)	638,832	(a)	—	638,832
Corporate debt instruments	—		619,735	(a)	—	619,735
Registered investment companies (e)	45,768	(d)	2,735	(d)	—	764,251
Other	46	(f)	62,559	(f)	—	62,605
Other:
Insurance company general account (unallocated contracts)	—		37,994	(g)	—	37,994
Total investments	$846,372		$1,361,889		$—	$6,122,808
Cash						1,508
Other pending transactions						5,179
Less: Other postretirement assets included in total investments						(58,179)
Total fair value of qualified pension assets						$6,071,316

Other Postretirement Trusts

2018	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$244,729
Fixed income securities:
U.S. Government securities	63,174	(b)	80,039	(a)	—	143,213
Corporate debt instruments	—		105,989	(a)	—	105,989
Registered investment companies	2,442	(d)	—		—	2,442
Other	—		56,980	(f)	—	56,980
Total investments	$65,616		$243,008		$—	$553,353
Other pending transactions						1,237
Plus: Other postretirement assets included in the investments of the qualified pension trust						55,192
Total fair value of other postretirement assets						$609,782

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$300,139
Fixed income securities:
U.S. Government securities	81,602	(b)	76,790	(a)	—	158,392
Corporate debt instruments	—		92,869	(a)	—	92,869
Registered investment companies	3,127	(d)	—		—	3,127
Other	—		45,627	(f)	—	45,627
Total investments	$84,729		$215,286		$—	$600,154
Other pending transactions						994
Plus: Other postretirement assets included in the investments of the qualified pension trust						58,179
Total fair value of other postretirement assets						$659,327

(a)	Certain preferred stocks and certain fixed income debt securities (corporate, government, and securitized) are stated at fair value as determined by broker quotes.

(b)	Common stocks, certain preferred stocks, and certain fixed income debt securities (government) are stated at fair value determined by quoted market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy’s qualified pension and other postretirement benefit obligations at December 31, 2018, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement (before Medicare Subsidy)	Estimated Future Medicare D Subsidy Receipts
	(In Thousands)
Year(s)
2019	$552,111	$16,964	$78,232	$865
2020	$437,699	$14,679	$80,312	$977
2021	$461,562	$10,563	$81,718	$1,102
2022	$467,822	$17,805	$82,624	$1,229
2023	$480,531	$17,578	$82,337	$1,370
2024 - 2028	$2,481,536	$68,687	$400,498	$9,007

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries for their employees will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2019	$100,948	$145,515	$30,687	$18,436	$34,401	$20,792
2020	$91,941	$101,275	$27,376	$12,476	$27,273	$19,907
2021	$92,675	$104,465	$27,023	$12,555	$27,137	$20,628
2022	$94,051	$106,307	$27,348	$12,938	$27,420	$21,678
2023	$94,474	$107,771	$27,773	$13,250	$27,797	$21,970
2024 - 2028	$479,455	$547,028	$139,930	$64,413	$129,657	$114,223

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2019	$198	$229	$128	$16	$672
2020	$295	$217	$306	$16	$733
2021	$254	$204	$203	$16	$753
2022	$503	$194	$213	$15	$686
2023	$356	$180	$191	$15	$904
2024 - 2028	$1,295	$711	$1,633	$72	$3,481

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Other Postretirement Benefits Payments (before Medicare Part D Subsidy)	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2019	$13,709	$17,933	$4,320	$3,634	$5,802	$3,082
2020	$13,520	$18,306	$4,508	$3,576	$5,964	$3,068
2021	$13,444	$18,526	$4,615	$3,468	$6,109	$3,160
2022	$13,183	$18,714	$4,689	$3,326	$6,206	$3,163
2023	$12,926	$18,842	$4,686	$3,251	$6,207	$3,126
2024 - 2028	$61,088	$91,994	$23,192	$14,573	$29,810	$14,814

Estimated Future Medicare Part D Subsidy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2019	$192	$193	$66	$39	$71	$28
2020	$216	$215	$72	$42	$77	$34
2021	$239	$240	$79	$44	$84	$39
2022	$264	$265	$85	$46	$91	$46
2023	$291	$292	$92	$48	$97	$54
2024 - 2028	$1,836	$1,919	$559	$270	$599	$394

Contributions

Entergy currently expects to contribute approximately $176.9 million to its qualified pension plans and approximately $47.6 million to other postretirement plans in 2019.  The expected 2019 pension and other postretirement plan contributions of the Registrant Subsidiaries for their employees are shown below.  The 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019.

The Registrant Subsidiaries expect to contribute approximately the following to the qualified pension and other postretirement plans for their employees in 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension Contributions	$27,112	$26,451	$7,701	$1,800	$1,645	$8,285
Other Postretirement Contributions	$501	$17,933	$123	$2,140	$56	$20

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Actuarial Assumptions

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefit APBO as of December 31, 2018 and 2017 were as follows:

	2018	2017
Weighted-average discount rate:
Qualified pension	4.37% - 4.52% Blended 4.47%	3.70% - 3.82% Blended 3.78%
Other postretirement	4.42%	3.72%
Non-qualified pension	3.98%	3.34%
Weighted-average rate of increase in future compensation levels	3.98%	3.98%
Assumed health care trend rate:
Pre-65	6.59%	6.95%
Post-65	7.15%	7.25%
Ultimate rate	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2027	2027
Post-65	2026	2027

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2018, 2017, and 2016 were as follows:

	2018	2017	2016
Weighted-average discount rate:
Qualified pension:
Service cost	3.89%	4.75%	5.00%
Interest cost	3.44%	3.73%	3.90%
Other postretirement:
Service cost	3.88%	4.60%	4.92%
Interest cost	3.33%	3.61%	3.78%
Non-qualified pension:
Service cost	3.35%	3.65%	3.65%
Interest cost	2.76%	3.10%	3.10%
Weighted-average rate of increase in future compensation levels	3.98%	3.98%	4.23%
Expected long-term rate of return on plan assets:
Pension assets	7.50%	7.50%	7.75%
Other postretirement non-taxable assets	6.50% - 7.50%	6.50% - 7.50%	7.75%
Other postretirement taxable assets	5.50%	5.75%	6.00%
Assumed health care trend rate:
Pre-65	6.95%	6.55%	6.75%
Post-65	7.25%	7.25%	7.55%
Ultimate rate	4.75%	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2027	2026	2024
Post-65	2027	2026	2024

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

With respect to the mortality assumptions, Entergy used the RP-2014 Employee and Healthy Annuitant Tables (adjusted to base year 2006) with a fully generational MP-2018 projection scale, in determining its December 31, 2018 pension plans’ PBOs and other postretirement benefit APBO. Entergy used the RP-2014 Employee and Healthy Annuitant Tables (adjusted to base year 2006) with a fully generational MP-2017 projection scale, in determining its December 31, 2017 pension plans’ PBOs and other postretirement benefit APBO.

Entergy’s health care cost trend is affected by both medical cost inflation, and with respect to capped costs, the effects of general inflation. A one percentage point change in Entergy’s assumed health care cost trend rate for 2018 would have the following effects:

	1 Percentage Point Increase		1 Percentage Point Decrease
2018	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase /(Decrease) (In Thousands)
Entergy Corporation and its subsidiaries	$120,335	$9,254	($100,393)	($7,593)

The Registrant Subsidiaries’ health care cost trend is affected by both medical cost inflation, and with respect to capped costs, the effects of general inflation. A one percentage point change in the assumed health care cost trend rate for 2018 would have the following effects for the Registrant Subsidiaries for their employees:

	1 Percentage Point Increase		1 Percentage Point Decrease
2018	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase/(Decrease) (In Thousands)
Entergy Arkansas	$15,906	$1,129	($13,323)	($942)
Entergy Louisiana	$27,684	$2,112	($23,071)	($1,732)
Entergy Mississippi	$6,768	$460	($5,665)	($379)
Entergy New Orleans	$3,281	$217	($2,784)	($180)
Entergy Texas	$8,673	$605	($7,292)	($498)
System Energy	$5,537	$416	($4,578)	($339)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy also sponsors the Savings Plan of Entergy Corporation and Subsidiaries VI (established in April 2007) and the Savings Plan of Entergy Corporation and Subsidiaries VII (established in April 2007) to which matching contributions are also made.  The plans are defined contribution plans that cover eligible employees, as defined by each plan, of Entergy and certain of its subsidiaries. Effective as of the close of business on December 31, 2017, the Savings Plan of Entergy Corporation and Subsidiaries IV (Entergy Savings Plan IV) was merged into the System Savings Plan and all of the assets of Entergy Savings Plan IV were transferred to the System Savings Plan.

Entergy’s subsidiaries’ contributions to defined contribution plans collectively were $54.3 million in 2018, $49.1 million in 2017, and $47 million in 2016.  The majority of the contributions were to the System Savings Plan.

The Registrant Subsidiaries’ 2018, 2017, and 2016 contributions to defined contribution plans for their employees were as follows:

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2018	$3,985	$5,450	$2,307	$795	$1,992
2017	$3,741	$5,079	$2,133	$731	$1,865
2016	$3,528	$4,746	$1,997	$708	$1,778

NOTE 12.    STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options, restricted stock, performance units, and restricted stock units to key employees of the Entergy subsidiaries under its Equity Ownership Plans which are shareholder-approved stock-based compensation plans.  Effective May 8, 2015, Entergy’s shareholders approved the 2015 Equity Ownership Plan (2015 Plan).  The maximum number of common shares that can be issued from the 2015 Plan for stock-based awards is 6,900,000 with no more than 1,500,000 available for incentive stock option grants.  The 2015 Plan applies to awards granted on or after May 8, 2015 and awards expire ten years from the date of grant. As of December 31, 2018, there were 2,006,268 authorized shares remaining for stock-based awards, including 1,500,000 for incentive stock option grants.

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

The following table includes financial information for stock options for each of the years presented:

	2018	2017	2016
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$4.3	$4.4	$4.4
Tax benefit recognized in Entergy’s consolidated net income	$1.1	$1.7	$1.7
Compensation cost capitalized as part of fixed assets and inventory	$0.7	$0.7	$0.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2018	2017	2016
Stock price volatility	17.44%	18.39%	20.38%
Expected term in years	7.33	7.35	7.25
Risk-free interest rate	2.54%	2.31%	1.77%
Dividend yield	4.75%	4.75%	4.50%
Dividend payment per share	$3.58	$3.50	$3.42

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

A summary of stock option activity for the year ended December 31, 2018 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Options outstanding as of January 1, 2018	5,164,854	$83.26
Options granted	687,400	$78.08
Options exercised	(1,419,087)	$72.76
Options forfeited/expired	(1,439,834)	$108.00
Options outstanding as of December 31, 2018	2,993,333	$75.14	$32,708,805	6.48 years
Options exercisable as of December 31, 2018	1,709,905	$75.64	$17,826,376	4.99 years
Weighted-average grant-date fair value of options granted during 2018	$6.99

The weighted-average grant-date fair value of options granted during the year was $6.54 for 2017 and $7.40 for 2016.  The total intrinsic value of stock options exercised was $19 million during 2018, $11 million during 2017, and $5 million during 2016.  The intrinsic value, which has no effect on net income, of the outstanding stock options exercised is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of December 31, 2018.  The aggregate intrinsic value of the stock options outstanding as of December 31, 2018 was $33 million. The intrinsic value of “in the money” stock options is $34 million as of December 31, 2018. Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.  The total fair value of options that vested was approximately $4 million during 2018, $6 million during 2017, and $5 million during 2016. Cash received from option exercises was $103 million for the year ended December 31, 2018. The tax benefits realized from options exercised was $5 million for the year ended December 31, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table summarizes information about stock options outstanding as of December 31, 2018:

			Options Outstanding			Options Exercisable
Range of			As of	Weighted-Average Remaining Contractual Life-Yrs.	Weighted Average Exercise Price	Number Exercisable as of	Weighted Average Exercise Price
Exercise Prices			12/31/2018			12/31/2018
$51	-	$64.99	322,500	4.71	$63.70	322,500	$63.70
$65	-	$78.99	2,229,833	6.81	$73.88	946,405	$73.07
$79	-	$91.99	441,000	6.08	$89.90	441,000	$89.90
$51	-	$91.99	2,993,333	6.48	$75.14	1,709,905	$75.64

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2018 not yet recognized is approximately $5 million and is expected to be recognized over a weighted-average period of 1.68 years.

Restricted Stock Awards

Entergy grants restricted stock awards earned under its stock benefit plans in the form of stock units. One-third of the restricted stock awards will vest upon each anniversary of the grant date and are expensed ratably over the three year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting. In January 2018 the Board approved and Entergy granted 333,850 restricted stock awards under the 2015 Equity Ownership Plan.  The restricted stock awards were made effective as of January 25, 2018 and were valued at $78.08 per share, which was the closing price of Entergy Corporation’s common stock on that date.

The following table includes information about the restricted stock awards outstanding as of December 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2018	709,611	$72.92
Granted	364,306	$77.75
Vested	(332,614)	$75.54
Forfeited	(47,777)	$73.37
Outstanding shares at December 31, 2018	693,526	$74.17

The following table includes financial information for restricted stock for each of the years presented:

	2018	2017	2016
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$19.8	$19.7	$19.8
Tax benefit recognized in Entergy’s consolidated net income	$5.1	$7.6	$7.6
Compensation cost capitalized as part of fixed assets and inventory	$5.7	$5.2	$4.5

The total fair value of the restricted stock awards granted was $28 million, $29 million, and $29 million for the years ended December 31, 2018, 2017, and 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The total fair value of the restricted stock awards vested was $25 million, $24 million, and $23 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Long-Term Performance Unit Program

Entergy grants long-term incentive awards earned under its stock benefit plans in the form of performance units, which represents the value of one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period. The Long-Term Performance Unit Program specifies a minimum, target, and maximum achievement level, the achievement of which will determine the number of performance units that may be earned. Entergy measures performance by assessing Entergy’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index. For the 2018-2020 performance period, a cumulative Utility earnings metric was added to the Long-Term Performance Unit Program to supplement the relative total shareholder return measure that historically has been used in this program with each measure equally weighted. For each metric, there is no payout for performance that falls within the lowest quartile of performance.  For top quartile performance, a maximum payout of 200% of target is earned.

In January 2018 the Board approved and Entergy granted 182,408 performance units under the 2015 Equity Ownership and Long-Term Cash Incentive Plan.  The performance units were made effective as of January 25, 2018, and half were valued at $78.08 per share, the closing price of Entergy’s common stock on that date; and half were valued at $86.75 per share. Shares of the performance units have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

The following table includes information about the long-term performance units outstanding at the target level as of December 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2018	534,151	$83.60
Granted	199,859	$82.03
Vested	(50,812)	$99.02
Forfeited	(116,572)	$95.51
Outstanding shares at December 31, 2018	566,626	$79.21

The following table includes financial information for the long-term performance units for each of the years presented:

	2018	2017	2016
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$11.5	$10.8	$12.3
Tax benefit recognized in Entergy’s consolidated net income	$2.9	$4.2	$4.8
Compensation cost capitalized as part of fixed assets and inventory	$3.3	$3.0	$2.9

The total fair value of the long-term performance units granted was $16 million, $19 million, and $21 million for the years ended December 31, 2018, 2017, and 2016, respectively.

In January 2018, Entergy issued 50,812 shares of Entergy Corporation common stock at a share price of $78.51 for awards earned and dividends accrued under the 2015-2017 Long-Term Performance Unit Program. In January 2017, Entergy issued 86,964 shares of Entergy Corporation common stock at a share price of $71.89 for awards earned

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and dividends accrued under the 2014-2016 Long-Term Performance Unit Program. In January 2016, Entergy issued 54,103 shares of Entergy Corporation common stock at a share price of $68.09 for awards earned and dividends accrued under the 2013-2015 Long-Term Performance Unit Program.

Restricted Stock Unit Awards

Entergy grants restricted stock unit awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted stock units may be settled in shares of Entergy Corporation common stock or the cash value of shares of Entergy Corporation common stock at the time of vesting.  The costs of restricted stock unit awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted stock unit awards granted is 39 months.  As of December 31, 2018, there were 186,763 unvested restricted stock units that are expected to vest over an average period of 18 months.

The following table includes information about the restricted stock unit awards outstanding as of December 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2018	201,570	$75.48
Granted	22,850	$79.11
Vested	(37,657)	$72.97
Outstanding shares at December 31, 2018	186,763	$76.43

The following table includes financial information for restricted stock unit awards for each of the years presented:

	2018	2017	2016
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$2.9	$2.5	$2.2
Tax benefit recognized in Entergy’s consolidated net income	$0.7	$1.0	$0.8
Compensation cost capitalized as part of fixed assets and inventory	$0.7	$0.6	$0.4

The total fair value of the restricted stock unit awards granted was $2 million, $3 million, and $5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The total fair value of the restricted stock unit awards vested was $3 million, $0.4 million, and $2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 13. BUSINESS SEGMENT INFORMATION  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of December 31, 2018 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information is as follows:

2018	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,540,670	$1,468,905	$—	($123)	$11,009,452
Asset write-offs, impairments, and related charges	$—	$532,321	$—	$—	$532,321
Depreciation, amortization, & decommissioning	$1,367,944	$388,732	$1,274	$—	$1,757,950
Interest and investment income	$203,936	$14,543	$31,602	($186,217)	$63,864
Interest expense	$552,919	$33,694	$179,358	($58,623)	$707,348
Income taxes	($732,548)	($269,025)	($35,253)	$—	($1,036,826)
Consolidated net income (loss)	$1,495,061	($340,641)	($164,271)	($127,594)	$862,555
Total assets	$44,777,167	$5,459,275	$733,366	($2,694,742)	$48,275,066
Cash paid for long-lived asset additions	$3,987,424	$283,707	$86	$—	$4,271,217

2017	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,417,866	$1,656,730	$—	($115)	$11,074,481
Asset write-offs, impairments, and related charges	$—	$538,372	$—	$—	$538,372
Depreciation, amortization, & decommissioning	$1,345,906	$448,079	$1,678	$—	$1,795,663
Interest and investment income	$218,317	$224,121	$21,669	($175,910)	$288,197
Interest expense	$547,301	$23,714	$139,619	($48,291)	$662,343
Income taxes	$794,616	($146,480)	($105,566)	$—	$542,570
Consolidated net income (loss)	$773,148	($172,335)	($47,840)	($127,620)	$425,353
Total assets	$42,978,669	$5,638,009	$1,011,612	($2,921,141)	$46,707,149
Investment in affiliates - at equity	$198	$—	$—	$—	$198
Cash paid for long-lived asset additions	$3,680,513	$320,667	$438	$—	$4,001,618

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$8,996,106	$1,849,638	$—	($99)	$10,845,645
Asset write-offs, impairments, and related charges	$—	$2,835,637	$—	$—	$2,835,637
Depreciation, amortization, & decommissioning	$1,298,043	$374,922	$1,647	$—	$1,674,612
Interest and investment income	$189,994	$108,466	$27,385	($180,718)	$145,127
Interest expense	$557,546	$22,858	$139,090	($53,124)	$666,370
Income taxes	$424,388	($1,192,263)	($49,384)	$—	($817,259)
Consolidated net income (loss)	$1,151,133	($1,493,124)	($94,917)	($127,595)	($564,503)
Total assets	$41,098,751	$6,696,038	$1,283,816	($3,174,171)	$45,904,434
Investment in affiliates - at equity	$198	$—	$—	$—	$198
Cash paid for long-lived asset additions	$3,754,225	$289,639	$393	$—	$4,044,257

Businesses marked with * are sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity.  Almost all of Entergy’s goodwill is related to the Utility segment.

On December 29, 2014, the Vermont Yankee plant ceased power production and entered its decommissioning phase. In December 2015, Rhode Island State Energy Center, a natural gas-fired combined cycle generating plant, was sold. In October 2015 management announced the intention to shut down the FitzPatrick plant in 2017 and the Pilgrim plant in 2019, earlier than previously expected. In 2016 management announced the planned sale of Vermont Yankee in 2018, the planned sale of FitzPatrick in 2017, and the planned amendment of the Consumers Energy PPA to terminate early, in May 2018, and the subsequent plan to shut down the Palisades plant in 2018, earlier than expected. In January 2017 management announced a settlement with New York State to shut down Indian Point 2 in 2020 and Indian Point 3 in 2021, both earlier than expected. In March 2017 the FitzPatrick plant was sold to Exelon. In September 2017 management announced the termination of the PPA amendment agreement with Consumers Energy and the revised plan to continue to operate Palisades under the current PPA and to shut down Palisades permanently on May 31, 2022. In July 2018, Entergy entered into a purchase and sale agreement with Holtec International to sell 100% of the equity interests in Entergy Nuclear Generation Company, the owner of Pilgrim, and 100% of the equity interests in Entergy Nuclear Palisades, LLC, the owner of Palisades and the Big Rock Point Site. The Pilgrim transaction is expected to close by the end of 2019, and the Palisades transaction is expected to close by the end of 2022. In December 2018 the Vermont Public Utility Commission approved the sale of Vermont Yankee and, in January 2019, Vermont Yankee was sold to NorthStar.

Management expects these transactions to result in the cessation of merchant power generation at all Entergy Wholesale Commodities nuclear power plants owned and operated by Entergy by 2022. Entergy will continue to have the obligation to decommission the nuclear plants while they are owned by Entergy.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total restructuring charges in 2018, 2017, and 2016 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of December 31, 2015	$—	$—	$—
Restructuring costs accrued	74	21	95
Non-cash portion	(3)	—	(3)
Cash paid out	1	—	1
Balance as of December 31, 2016	$70	$21	$91
Restructuring costs accrued	113	—	113
Non-cash portion	—	(7)	(7)
Cash paid out	100	—	100
Balance as of December 31, 2017	$83	$14	$97
Restructuring costs accrued	139	—	139
Cash paid out	43	—	43
Balance as of December 31, 2018	$179	$14	$193

In addition, Entergy Wholesale Commodities incurred $532 million in 2018 and $538 million in 2017 of impairment and other related charges associated with these strategic decisions and transactions. See Note 14 to the financial statements for further discussion of these impairment charges.

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses of approximately $120 million in 2019 and a total of approximately $110 million from 2020 through 2022 associated with these strategic transactions.

Geographic Areas

For the years ended December 31, 2018, 2017, and 2016, the amount of revenue Entergy derived from outside of the United States was insignificant.  As of December 31, 2018 and 2017, Entergy had no long-lived assets located outside of the United States.

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

Palisades Purchased Power Agreement

Entergy’s purchase of the Palisades plant in 2007 included a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant’s output, excluding any future uprates.  Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh.  The PPA was at below-market prices at the time of the acquisition and Entergy amortizes a liability to revenue over the life of the agreement.  The amount amortized each period is based upon the present value, calculated at the date of acquisition, of each year’s difference between revenue under the agreement and revenue based on estimated market prices.  Amounts amortized to revenue were $6 million in 2018, $28 million in 2017, and $13 million in 2016.  Amounts to be amortized to revenue through the remaining life of the agreement will be approximately $10 million in 2019, $11 million in 2020, $12 million in 2021, and $5 million in 2022.

Dispositions

Willow Glen

In December 2018, Entergy Louisiana sold the Willow Glen Power Station, a non-operating gas plant. Entergy Louisiana sold Willow Glen for approximately $12 million in cash and the transfer of the obligation to decommission the plant. Entergy Louisiana assumed a regulatory liability of $5.7 million. Entergy Louisiana realized a pre-tax gain of $14.8 million on the sale. Entergy Louisiana recorded a $31.9 million regulatory liability to recognize the obligation to refund the customer excess collections for decommissioning Willow Glen.

Vermont Yankee

In November 2016, Entergy entered into an agreement to sell 100% of the membership interests in Entergy Nuclear Vermont Yankee, LLC to a subsidiary of NorthStar. Entergy Nuclear Vermont Yankee was the owner of the Vermont Yankee plant. The sale of Entergy Nuclear Vermont Yankee to NorthStar included the transfer of the nuclear decommissioning trust fund and the asset retirement obligation for the spent fuel management and decommissioning of the plant.

In March 2018, Entergy and NorthStar entered into a settlement agreement and a Memorandum of Understanding with State of Vermont agencies and other interested parties that set forth the terms on which the agencies and parties support the Vermont Public Utility Commission’s approval of the transaction. The agreements provide additional financial assurance for decommissioning, spent fuel management and site restoration, and detail the site restoration standards. In October 2018 the NRC issued an order approving the application to transfer Vermont Yankee’s license to NorthStar for decommissioning. In December 2018, the Vermont Public Utility Commission issued an order

Entergy Corporation and Subsidiaries
Notes to Financial Statements

approving the transaction consistent with the Memorandum of Understanding’s terms. On January 11, 2019, Entergy and NorthStar closed the transaction.

Entergy Nuclear Vermont Yankee had an outstanding credit facility that was used to pay for dry fuel storage costs. This credit facility was guaranteed by Entergy Corporation. A subsidiary of Entergy assumed the obligations under the credit facility. At the closing of the sale transaction, NorthStar caused Entergy Nuclear Vermont Yankee, renamed NorthStar Vermont Yankee, to issue a $139 million promissory note to the Entergy subsidiary that assumed the credit facility obligations. The amount of the note included the balance outstanding on the credit facility, as well as borrowing fees and costs incurred by Entergy in connection with the credit facility.

With the receipt of the NRC and Vermont Public Utility Commission approvals and the resolution among the parties of the significant conditions of the sale, Entergy concluded that as of December 31, 2018 Vermont Yankee was in held for sale status. Entergy accordingly evaluated the Vermont Yankee asset retirement obligation in light of the terms of the sale transaction and evaluated the remaining values of the Vermont Yankee assets. These evaluations resulted in an increase in the asset retirement obligation and $173 million of asset impairment and related other charges in the fourth quarter 2018. See Note 9 to the financial statements for additional discussion of the asset retirement obligation. Upon closing of the transaction in January 2019, the Vermont Yankee decommissioning trust, along with the decommissioning obligation for the plant, was transferred to NorthStar. The assets and liabilities associated with the sale of Vermont Yankee are classified as held for sale on the Entergy Corporation and Subsidiaries Consolidated Balance Sheet as of December 31, 2018. As of December 31, 2018, the value of the decommissioning trust was $532 million. As of December 31, 2018, the asset retirement cost asset was $127 million, classified within other deferred debits, and the asset retirement cost obligation was $568 million, classified within other non-current liabilities.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Impairment of Long-lived Assets

2017 and 2018 Impairments

In 2017 and 2018, Entergy continued to execute its strategy to reduce the size of Entergy Wholesale Commodities’ merchant fleet, with planned shutdowns of Pilgrim by May 31, 2019, Indian Point 2 by April 30, 2020, Indian Point 3 by April 30, 2021, and Palisades on May 31, 2022. The remaining two Entergy Wholesale Commodities’ nuclear plants, FitzPatrick and Vermont Yankee, have been sold. The FitzPatrick plant was classified as held-for-sale at December 31, 2016, and subsequently sold to Exelon in March 2017. The Vermont Yankee plant was classified as held-for-sale at December 31, 2018, and subsequently sold to NorthStar on January 11, 2019.

In 2018, Entergy Wholesale Commodities incurred $532 million, and in 2017 it incurred $538 million, of impairment charges related to nuclear fuel spending, nuclear refueling outage spending, expenditures for capital assets, and asset retirement obligation revisions. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. Entergy expects to continue to incur costs associated with nuclear fuel-related spending, expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired.

With respect to Palisades, Entergy and Consumers Energy had agreed to amend the existing PPA to terminate early, on May 31, 2018. In September 2017, however, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement. Entergy will continue to operate Palisades under the current PPA with Consumers Energy, instead of shutting down in the fall of 2018 as previously planned. Entergy intends to shut down the Palisades plant permanently on May 31, 2022. As a result of the change in expected operating life of the Palisades plant, the expected probability-weighted undiscounted net cash flows as of September 30, 2017 exceeded the carrying value of the plant and related assets. Accordingly, nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets incurred at Palisades after September 30, 2017 are no longer charged to expense as incurred, but recorded as assets and depreciated or amortized, subject to the typical periodic impairment reviews prescribed in the accounting rules.

2018 Pilgrim Impairment

The Pilgrim plant is expected to cease operations on May 31, 2019, at the end of its current fuel cycle. Entergy Nuclear Generation Company filed its Post-Shutdown Decommissioning Activities Report (PSDAR) with the NRC in the fourth quarter 2018 for the Pilgrim plant. As part of the development of the PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2018. The revised estimate resulted in a $117.5 million increase in the decommissioning cost liability and a corresponding impairment charge.

2018 Vermont Yankee Impairment

As discussed above in Dispositions, on January 11, 2019, Entergy sold the Vermont Yankee plant to NorthStar. With the receipt of the NRC and Vermont Public Utility Commission approvals and the resolution among the parties of the significant conditions of the sale, Entergy concluded that as of December 31, 2018 Vermont Yankee was in held-for- sale status. Entergy accordingly evaluated the Vermont Yankee asset retirement obligation in light of the terms of the sale transaction, and evaluated the remaining values of the Vermont Yankee assets. These evaluations resulted in $173 million of asset impairment and related charges in the fourth quarter 2018. See Note 9 to the financial statements for additional discussion of the revision of the asset retirement obligation.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016 Palisades and Indian Point Impairments

In December 2016, Entergy reached an agreement with Consumers Energy to amend the existing PPA to terminate early, on May 31, 2018. Pursuant to the agreement to amend the PPA, Consumers Energy would pay Entergy $172 million for the early termination of the PPA. The PPA amendment agreement was subject to regulatory approvals, including approval by the Michigan Public Service Commission. Separately, Entergy intended to shut down the Palisades nuclear power plant permanently on October 1, 2018, after refueling in the spring of 2017 and operating through the end of that fuel cycle. As a result of the planned PPA termination and its intention to shut down the plant, Entergy tested the recoverability of the plant and related assets as of December 31, 2016. Entergy and Consumers Energy subsequently agreed, in September 2017, to terminate the PPA amendment agreement and Entergy now intends to shut down the Palisades plant permanently on May 31, 2022.

Indian Point 2 and Indian Point 3 had an application pending for renewed NRC licenses.  Various parties, including the State of New York, expressed opposition to renewal of the licenses.  Under federal law, nuclear power plants may continue to operate beyond their original license expiration dates while their timely filed renewal applications are pending NRC approval.  Indian Point 2 reached the expiration date of its original NRC operating license on September 28, 2013, and Indian Point 3 reached the expiration date of its original NRC operating license on December 12, 2015. Upon expiration of their operating licenses, each plant entered into a period of extended operation under the timely renewal rule.

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

As of December 31, 2016 the estimated fair value of the Indian Point plants and related long-lived assets was $433 million, while the carrying value was $2,619 million, resulting in an impairment charge of $2,186 million. Materials and supplies were evaluated and written down by $157 million. In summary, as of December 31, 2016, the total impairment loss and related charges for Indian Point was $2,343 million ($1,511 million net-of-tax). The pre-impairment carrying value of $2,619 million included the effect of a $392 million increase in Indian Point’s estimated decommissioning cost liability and the related asset retirement cost asset. The increase in the estimated decommissioning cost liability primarily resulted from the change in expectation regarding the timing of decommissioning cash flows. See Note 9 to the financial statements for further discussion regarding the Indian Point decommissioning cost revision.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The fair value analyses for Palisades and Indian Point in 2016 were performed based on the income approach, a discounted cash flow method, to determine the amount of impairment. The estimates of fair value were based on the prices that Entergy would expect to receive in hypothetical sales of Palisades and Indian Point plants and related assets to a market participant. In order to determine these prices, Entergy used significant observable inputs, including quoted forward power and gas prices, where available. Significant unobservable inputs, such as projected long-term pre-tax operating margins (cash basis) and estimated weighted-average costs of capital, were also used in the estimation of fair value. In addition, Entergy made certain assumptions regarding future tax deductions associated with the plants and related assets, the amount and timing of recoveries from future litigation with the DOE related to spent fuel storage costs, and the expected operating life of the plant.  Based on the use of significant unobservable inputs, the fair value measurement for the entirety of the asset group, and for each type of asset within the asset group, are classified as Level 3 in the fair value hierarchy discussed in Note 15 to the financial statements.

The following table sets forth a description of significant unobservable inputs used in the valuation of the Palisades and Indian Point plants and related assets:

Significant Unobservable Inputs	Amount	Weighted-Average
2016
Weighted-average cost of capital
Indian Point (a)	7.0%-7.5%	7.2%
Palisades	6.5%	6.5%

Long-term pre-tax operating margin (cash basis)
Indian Point	19.7%	19.7%
Palisades (b) (c)	17.8%-38.8%	34.6%

(a)	The cash flows extending through the 2021 shutdown at Indian Point 3 were assigned a higher discount factor to incorporate the increased risk associated with longer operations.

(b)
Most of the Palisades output is sold under a 15-year power purchase agreement, entered at the plant’s acquisition in 2007, that expires in 2022. The power purchase agreement prices currently exceed market prices and escalate each year, up to $61.50/MWh in 2022.

(c)	The fair value of Palisades at December 31, 2016 is based on the probability weighting of whether the PPA will terminate before the originally scheduled termination in 2022.

Entergy’s Accounting Policy and Entergy Wholesale Commodities Accounting groups, which report to the Chief Accounting Officer, were primarily responsible for determining the valuation of the Palisades and Indian Point plants and related assets, in consultation with external advisors. Entergy’s Accounting Policy group obtained and reviewed information from other Entergy departments with expertise on the various inputs and assumptions that were necessary to calculate the fair values of the asset groups.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities. Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at December 31, 2018 is approximately 2.25 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 98% for 2019, of which approximately 73% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total planned generation for 2019 is 25.6 TWh.

Entergy may use standardized master netting agreements to help mitigate the credit risk of derivative instruments. These master agreements facilitate the netting of cash flows associated with a single counterparty and may include collateral requirements. Cash, letters of credit, and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds an established threshold. The threshold represents an unsecured credit limit, which may be supported by a parental/affiliate guarantee, as determined in accordance with Entergy’s credit policy. In addition, collateral agreements allow for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of December 31, 2018, derivative contracts with six counterparties were in a liability position (approximately $34 million total). In addition to the corporate guarantee, $19 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. As of December 31, 2017, derivative contracts with eight counterparties were in a liability position (approximately $65 million total). In addition to the corporate guarantee, $1 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $4 million in cash collateral and $34 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of December 31, 2018 is 5 years for Entergy Louisiana. The maximum length of time over which Entergy has executed natural gas swaps as of December 31, 2018 is 10 months for Entergy Mississippi and 10 months for Entergy New Orleans. The total volume of natural gas swaps and options outstanding as of December 31, 2018 is 45,276,000 MMBtu for Entergy, including 36,540,000 MMBtu for Entergy Louisiana, 8,160,000 MMBtu for Entergy Mississippi, and 576,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2018, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2018 through May 31, 2019. Financial transmission rights are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of December 31, 2018 is 47,313 GWh for Entergy, including 10,511 GWh for Entergy Arkansas, 20,452 GWh for Entergy Louisiana, 6,222 GWh for Entergy Mississippi, 2,330 GWh for Entergy New Orleans, and 7,600 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Commodities as of December 31, 2018 and December 31, 2017. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Mississippi and Entergy Texas as of December 31, 2018 and Entergy Arkansas, Entergy Mississippi, and Entergy Texas as of December 31, 2017.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2018 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$32	($32)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$7	($7)	$—	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$54	($33)	$21	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$20	($7)	$13	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$4	($2)	$2	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$1	$—	$1	Entergy Wholesale Commodities
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$2	$—	$2	Utility
Financial transmission rights	Prepayments and other	$16	($1)	$15	Utility and Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Natural gas swaps and options	Other current liabilities	$1	$—	$1	Utility

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)
Excludes cash collateral in the amount of $19 million posted as of December 31, 2018 and $1 million posted and $4 million held as of December 31, 2017. Also excludes letters of credit in the amount of $4 million posted as of December 31, 2018 and $34 million in letters of credit held as of December 31, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the years ended December 31, 2018, 2017, and 2016 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2018
Electricity swaps and options	($40)	Competitive business operating revenues	($68)

2017
Electricity swaps and options	$44	Competitive business operating revenues	$109

2016
Electricity swaps and options	$135	Competitive business operating revenues	$293

(a)	Before taxes of ($14) million, $38 million, and $103 million, for the years ended December 31, 2018, 2017, and 2016, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive businesses operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness was ($5.9) million, ($3) million, and ($356) thousand for the years ended December 31, 2018, 2017, and 2016, respectively.

Based on market prices as of December 31, 2018, unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled ($28) million of net unrealized losses.  Approximately ($17) million is expected to be reclassified from accumulated other comprehensive income to operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the years ended December 31, 2018, 2017, and 2016 are as follows:

Instrument	Amount of gain (loss) recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2018
Natural gas swaps and options	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$8
Financial transmission rights	$—		Purchased power expense	(b)	$131
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$8

2017
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($31)
Financial transmission rights	$—		Purchased power expense	(b)	$139
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$—

2016
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$11
Financial transmission rights	$—		Purchased power expense	(b)	$125
Electricity swaps and options	$—	(c)	Competitive business operating revenues		($11)

(a)
Due to regulatory treatment, the natural gas swaps and options are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps and options are settled are recovered or refunded through fuel cost recovery mechanisms.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2018 and 2017 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2018
Assets:
Natural gas swaps and options	Prepayments and other	$0.3	$—	$0.3	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$1.6	$—	$1.6	Entergy Louisiana

Financial transmission rights	Prepayments and other	$3.6	($0.2)	$3.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$8.4	($0.1)	$8.3	Entergy Louisiana
Financial transmission rights	Prepayments and other	$2.2	$—	$2.2	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.3	$—	$1.3	Entergy New Orleans

Liabilities:
Financial transmission rights	Other current liabilities	$0.9	($1.4)	($0.5)	Entergy Texas

Natural gas swaps and options	Other current liabilities	$1.1	$—	$1.1	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.1	$—	$0.1	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant

2017
Assets:
Financial transmission rights	Prepayments and other	$3.2	($0.2)	$3.0	Entergy Arkansas
Financial transmission rights	Prepayments and other	$11.0	($0.8)	$10.2	Entergy Louisiana
Financial transmission rights	Prepayments and other	$2.1	$—	$2.1	Entergy Mississippi
Financial transmission rights	Prepayments and other	$2.2	$—	$2.2	Entergy New Orleans
Financial transmission rights	Prepayments and other	$3.6	($0.2)	$3.4	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$5.0	$—	$5.0	Entergy Louisiana
Natural gas swaps	Other current liabilities	$1.2	$—	$1.2	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.2	$—	$0.2	Entergy New Orleans

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets

(d)
As of December 31, 2018, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi, and $4.1 million for Entergy Texas. As of December 31, 2017, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Arkansas, $0.1 million for Entergy Mississippi, and $0.05 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the years ended December 31, 2018, 2017, and 2016 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2018
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$4.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.2	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.2	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$25.3	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$72.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$26.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$13.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	($6.0)	(b)	Entergy Texas

2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($25.4)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.2)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.3)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$41.7	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$45.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$18.9	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$9.1	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$22.3	(b)	Entergy Texas

2016
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$8.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.1	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.4)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$23.2	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$69.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$16.6	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$4.1	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$10.2	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
Due to regulatory treatment, the natural gas swaps and options are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps and options are settled are recovered or refunded through fuel cost recovery mechanisms.

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

The three levels of the fair value hierarchy are:

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents (temporary cash investments, securitization recovery trust account, and escrow accounts), debt instruments, and gas swaps traded on exchanges with active markets.  Cash equivalents includes all unrestricted highly liquid debt instruments with an original or remaining maturity of three months or less at the date of purchase.

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

Level 2 consists primarily of individually-owned debt instruments and gas swaps and options valued using observable inputs.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The values of financial transmission rights are based on unobservable inputs, including estimates of congestion costs in MISO between applicable generation and load pricing nodes based on the 50th percentile of historical prices.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Business Unit Risk Control group.  The values are calculated internally and verified against the data published by MISO. Entergy’s Accounting Policy and Entergy Wholesale Commodities Accounting groups review these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The Business Unit Risk Control groups report to the Vice President and Treasurer.  The Accounting Policy and Entergy Wholesale Commodities Accounting groups report to the Chief Accounting Officer.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2018 and December 31, 2017.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$424	$—	$—	$424
Decommissioning trust funds (a):
Equity securities	1,686	—	—	1,686
Debt securities	1,259	1,625	—	2,884
Common trusts (b)				2,350
Power contracts	—	—	3	3
Securitization recovery trust account	51	—	—	51
Escrow accounts	403	—	—	403
Gas hedge contracts	—	2	—	2
Financial transmission rights	—	—	15	15
	$3,823	$1,627	$18	$7,818
Liabilities:
Power contracts	$—	$—	$34	$34
Gas hedge contracts	1	—	—	1
	$1	$—	$34	$35

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$725	$—	$—	$725
Decommissioning trust funds (a):
Equity securities	526	—	—	526
Debt securities	1,125	1,425	—	2,550
Common trusts (b)				4,136
Power contracts	—	—	5	5
Securitization recovery trust account	45	—	—	45
Escrow accounts	406	—	—	406
Financial transmission rights	—	—	21	21
	$2,827	$1,425	$26	$8,414
Liabilities:
Power contracts	$—	$—	$70	$70
Gas hedge contracts	6	—	—	6
	$6	$—	$70	$76

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the years ended December 31, 2018, 2017, and 2016:

	2018		2017		2016
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	($65)	$21	$5	$21	$189	$23
Total gains (losses) for the period (a)
Included in earnings	2	(1)	(3)	1	(10)	—
Included in other comprehensive income	(40)	—	44	—	135	—
Included as a regulatory liability/asset	—	80	—	76	—	68
Issuances of financial transmission rights	—	46	—	62	—	55
Settlements	72	(131)	(111)	(139)	(309)	(125)
Balance as of December 31,	($31)	$15	($65)	$21	$5	$21

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($3.5) million, $0.9 million, and $0.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification, as of December 31, 2018:

Transaction Type	Fair Value as of December 31, 2018	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value
	(In Millions)			(In Millions)
Power contracts - electricity swaps	($31)	Unit contingent discount	+/- 4% - 4.75%	($3) - ($4)

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of December 31, 2018 and December 31, 2017.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$4.0	$—	$—	$4.0
Debt securities	94.8	286.5	—	381.3
Common trusts (b)				526.7
Securitization recovery trust account	4.7	—	—	4.7
Financial transmission rights	—	—	3.4	3.4
	$103.5	$286.5	$3.4	$920.1

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$11.7	$—	$—	$11.7
Debt securities	115.8	232.4	—	348.2
Common trusts (b)				585.0
Securitization recovery trust account	3.7	—	—	3.7
Escrow accounts	2.4	—	—	2.4
Financial transmission rights	—	—	3.0	3.0
	$133.6	$232.4	$3.0	$954.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$43.1	$—	$—	$43.1
Decommissioning trust funds (a):
Equity securities	13.3	—	—	13.3
Debt securities	162.0	370.9	—	532.9
Common trusts (b)				738.8
Escrow accounts	289.5	—	—	289.5
Securitization recovery trust account	3.6	—	—	3.6
Gas hedge contracts	—	1.9	—	1.9
Financial transmission rights	—	—	8.3	8.3
	$511.5	$372.8	$8.3	$1,631.4

Liabilities:
Gas hedge contracts	$0.7	$0.4	$—	$1.1

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$30.1	$—	$—	$30.1
Decommissioning trust funds (a):
Equity securities	15.2	—	—	15.2
Debt securities	143.3	350.5	—	493.8
Common trusts (b)				803.1
Escrow accounts	289.5	—	—	289.5
Securitization recovery trust account	2.0	—	—	2.0
Financial transmission rights	—	—	10.2	10.2
	$480.1	$350.5	$10.2	$1,643.9

Liabilities:
Gas hedge contracts	$5.0	$—	$—	$5.0

Entergy Mississippi

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$36.9	$—	$—	$36.9
Escrow accounts	32.4	—	—	32.4
Financial transmission rights	—	—	2.2	2.2
	$69.3	$—	$2.2	$71.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.5	$—	$—	$4.5
Escrow accounts	32.0	—	—	32.0
Financial transmission rights	—	—	2.1	2.1
	$36.5	$—	$2.1	$38.6

Liabilities:
Gas hedge contracts	$1.2	$—	$—	$1.2

Entergy New Orleans

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$19.7	$—	$—	$19.7
Securitization recovery trust account	2.2	—	—	2.2
Escrow accounts	80.9	—	—	80.9
Financial transmission rights	—	—	1.3	1.3
	$102.8	$—	$1.3	$104.1

Liabilities:
Gas hedge contracts	$0.1	$—	$—	$0.1

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$32.7	$—	$—	$32.7
Securitization recovery trust account	1.5	—	—	1.5
Escrow accounts	81.9	—	—	81.9
Financial transmission rights	—	—	2.2	2.2
	$116.1	$—	$2.2	$118.3

Liabilities:
Gas hedge contracts	$0.2	$—	$—	$0.2

Entergy Texas

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$40.2	$—	$—	$40.2

Liabilities:
Financial transmission rights	$—	$—	$0.5	$0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$115.5	$—	$—	$115.5
Securitization recovery trust account	37.7	—	—	37.7
Financial transmission rights	—	—	3.4	3.4
	$153.2	$—	$3.4	$156.6

System Energy

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$95.6	$—	$—	$95.6
Decommissioning trust funds (a):
Equity securities	4.4	—	—	4.4
Debt securities	224.5	139.7	—	364.2
Common trusts (b)				500.9
	$324.5	$139.7	$—	$965.1

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$287.1	$—	$—	$287.1
Decommissioning trust funds (a):
Equity securities	3.1	—	—	3.1
Debt securities	187.2	143.3	—	330.5
Common trusts (b)				572.1
	$477.4	$143.3	$—	$1,192.8

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2018.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of January 1,	$3.0	$10.2	$2.1	$2.2	$3.4
Issuances of financial transmission rights	11.8	20.0	4.5	3.7	6.1
Gains (losses) included as a regulatory liability/asset	13.9	50.8	21.9	9.2	(16.0)
Settlements	(25.3)	(72.7)	(26.3)	(13.8)	6.0
Balance as of December 31,	$3.4	$8.3	$2.2	$1.3	($0.5)

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2017.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of January 1,	$5.4	$8.5	$3.2	$1.1	$3.1
Issuances of financial transmission rights	8.9	31.0	9.6	5.0	7.1
Gains included as a regulatory liability/asset	30.4	16.5	8.2	5.2	15.5
Settlements	(41.7)	(45.8)	(18.9)	(9.1)	(22.3)
Balance as of December 31,	$3.0	$10.2	$2.1	$2.2	$3.4

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

Entergy implemented ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018. The ASU requires investments in equity securities, excluding those accounted for under the equity method or resulting in consolidation of the investee, to be measured at fair value with changes recognized in net income. Entergy implemented this ASU using a modified retrospective method, and Entergy recorded an adjustment increasing retained earnings and increasing accumulated other comprehensive loss by $633 million as of January 1, 2018, for the cumulative effect of the unrealized gains and losses on investments in equity securities held by the decommissioning trust funds that do not meet the criteria for regulatory accounting treatment. Beginning in 2018, unrealized gains and losses on investments in equity securities held by the nuclear decommissioning trust funds are recorded in earnings as they occur rather than in other comprehensive income. In accordance with the regulatory treatment of the decommissioning trust funds of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Registrant Subsidiaries, an offsetting amount of unrealized gains/(losses) will continue to be recorded in other regulatory liabilities/assets.

As discussed in Note 14 to the financial statements, in January 2019, Entergy completed the sale of the Vermont Yankee plant to NorthStar. As part of the transaction, Entergy transferred the Vermont Yankee decommissioning trust fund to NorthStar. As of December 31, 2018, the value of the decommissioning trust fund was $532 million.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds are recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity. Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  A portion of Entergy’s decommissioning trust funds are held in a wholly-owned registered investment company, and unrealized gains and losses on both the equity and debt securities held in the registered investment company are recognized in earnings. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The unrealized gains/(losses) recognized during the year ended December 31, 2018 on equity securities still held as of December 31, 2018 were ($249) million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of December 31, 2018 and 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities (a)	$2,495	$19	$35

2017
Equity Securities	$4,662	$2,131	$1
Debt Securities	2,550	44	16
Total	$7,212	$2,175	$17

(a)	Debt securities presented herein do not include the $389 million of debt securities held in the wholly-owned registered investment company, which are not accounted for as available-for-sale.

The unrealized gains/(losses) above are reported before deferred taxes of $472 million as of December 31, 2017 for equity securities, and ($1) million as of December 31, 2018 and $7 million as of December 31, 2017 for debt securities. The amortized cost of available-for-sale debt securities was $2,511 million as of December 31, 2018 and $2,539 million as of December 31, 2017.  As of December 31, 2018, available-for-sale debt securities have an average

Entergy Corporation and Subsidiaries
Notes to Financial Statements

coupon rate of approximately 3.19%, an average duration of approximately 4.50 years, and an average maturity of approximately 7.93 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$652	$9
More than 12 months	782	26
Total	$1,434	$35

The fair value and gross unrealized losses of available-for-sale securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$8	$1	$1,099	$7
More than 12 months	—	—	265	9
Total	$8	$1	$1,364	$16

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$199	$74
1 year - 5 years	1,066	902
5 years - 10 years	544	812
10 years - 15 years	77	147
15 years - 20 years	78	100
20 years+	531	515
Total	$2,495	$2,550
During the years ended December 31, 2018, 2017, and 2016, proceeds from the dispositions of available-for-sale securities amounted to $2,406 million, $3,163 million, and $2,409 million, respectively.  During the years ended December 31, 2018, 2017, and 2016, gross gains of $7 million, $149 million, and $32 million, respectively, and gross losses of $47 million, $13 million, and $13 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2018 are $471 million for Indian Point 1, $598 million for Indian Point 2, $781 million for Indian Point 3, $444 million for Palisades, $1,028 million for Pilgrim, and $532 million for Vermont Yankee. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2017 are $491 million for Indian Point 1, $621 million for Indian Point 2, $798 million for Indian Point 3, $458

Entergy Corporation and Subsidiaries
Notes to Financial Statements

million for Palisades, $1,068 million for Pilgrim, and $613 million for Vermont Yankee. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of December 31, 2018 and 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	$381.3	$0.6	$8.2

2017
Equity Securities	$596.7	$354.9	$—
Debt Securities	348.2	2.1	3.0
Total	$944.9	$357.0	$3.0

The amortized cost of available-for-sale debt securities was $389 million as of December 31, 2018 and $349.1 million as of December 31, 2017.  As of December 31, 2018, the available-for-sale debt securities have an average coupon rate of approximately 2.87%, an average duration of approximately 4.75 years, and an average maturity of approximately 7.34 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2018 on equity securities still held as of December 31, 2018 were ($49.3) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$65.8	$0.5
More than 12 months	231.1	7.7
Total	$296.9	$8.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$168.0	$1.2
More than 12 months	—	—	41.4	1.8
Total	$—	$—	$209.4	$3.0

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$32.5	$13.0
1 year - 5 years	170.3	123.4
5 years - 10 years	114.0	180.6
10 years - 15 years	10.3	4.8
15 years - 20 years	8.1	3.4
20 years+	46.1	23.0
Total	$381.3	$348.2

During the years ended December 31, 2018, 2017, and 2016, proceeds from the dispositions of available-for-sale securities amounted to $82.1 million, $339.4 million, and $197.4 million, respectively.  During the years ended December 31, 2018, 2017, and 2016, gross gains of $0.1 million, $17.7 million, and $1.8 million, respectively, and gross losses of $2.9 million, $0.6 million, and $0.8 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of December 31, 2018 and 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	$532.9	$4.1	$6.0

2017
Equity Securities	$818.3	$461.2	$—
Debt Securities	493.8	10.9	3.6
Total	$1,312.1	$472.1	$3.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of available-for-sale debt securities was $534.8 million as of December 31, 2018 and $490 million as of December 31, 2017.  As of December 31, 2018, the available-for-sale debt securities have an average coupon rate of approximately 4.04%, an average duration of approximately 6.51 years, and an average maturity of approximately 13.59 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2018 on equity securities still held as of December 31, 2018 were ($61.6) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$170.1	$2.1
More than 12 months	145.8	3.9
Total	$315.9	$6.0

The fair value and gross unrealized losses of available-for-sale securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$135.3	$1.1
More than 12 months	—	—	84.4	2.5
Total	$—	$—	$219.7	$3.6

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$31.1	$23.2
1 year - 5 years	130.5	122.8
5 years - 10 years	111.0	109.3
10 years - 15 years	29.0	52.7
15 years - 20 years	37.1	50.7
20 years+	194.2	135.1
Total	$532.9	$493.8

During the years ended December 31, 2018, 2017, and 2016, proceeds from the dispositions of available-for-sale securities amounted to $401.7 million, $231.3 million, and $219.2 million, respectively.  During the years ended December 31, 2018, 2017, and 2016, gross gains of $2.1 million, $12 million, and $3.9 million, respectively, and gross

Entergy Corporation and Subsidiaries
Notes to Financial Statements

losses of $7.5 million, $0.4 million, and $0.4 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of December 31, 2018 and 2017 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2018
Debt Securities	$364.2	$2.9	$5.8

2017
Equity Securities	$575.2	$308.6	$—
Debt Securities	330.5	4.2	1.2
Total	$905.7	$312.8	$1.2

The amortized cost of available-for-sale debt securities was $367.1 million as of December 31, 2018 and $327.5 million as of December 31, 2017.  As of December 31, 2018, the available-for-sale debt securities have an average coupon rate of approximately 3.15%, an average duration of approximately 6.05 years, and an average maturity of approximately 8.86 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2018 on equity securities still held as of December 31, 2018 were ($40.7) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$89.7	$2.4
More than 12 months	79.8	3.4
Total	$169.5	$5.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$196.9	$1.0
More than 12 months	—	—	10.4	0.2
Total	$—	$—	$207.3	$1.2

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(In Millions)
less than 1 year	$22.8	$4.1
1 year - 5 years	188.0	173.0
5 years - 10 years	73.4	78.5
10 years - 15 years	5.2	1.0
15 years - 20 years	10.2	6.9
20 years+	64.6	67.0
Total	$364.2	$330.5

During the years ended December 31, 2018, 2017, and 2016, proceeds from the dispositions of available-for-sale securities amounted to $361.9 million, $565.4 million, and $499.3 million, respectively.  During the years ended December 31, 2018, 2017, and 2016, gross gains of $0.5 million, $1.4 million, and $3.5 million, respectively, and gross losses of $6.1 million, $3.3 million, and $1.7 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy evaluates the available-for-sale debt securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the years ended December 31, 2018, 2017, and 2016. Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant.  System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements. System Energy made payments on its lease, including interest, of $17.2 million in 2018, $17.2 million in 2017, and $17.2 million in 2016.  The lessor is a bank acting in the capacity of owner trustee for the benefit of equity investors in the transaction pursuant to trust agreement entered solely for the purpose of facilitating the lease transaction.  It is possible that System Energy may be considered as the primary beneficiary of the lessor, but it is unable to apply the authoritative accounting guidance with respect to this VIE because the lessor is not required to, and could not, provide the necessary financial information to consolidate the lessor.  Because System Energy accounts for this leasing arrangement as a capital financing, however, System Energy believes that consolidating the lessor would not materially affect the financial statements.  In the unlikely event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  System Energy believes, however, that the obligations recorded on the balance sheet materially represent its potential exposure to loss.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.

Intercompany Revenues

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2018	$104.3	$299.0	$2.5	$—	$58.8	$456.7
2017	$127.8	$282.4	$1.7	$—	$57.9	$633.5
2016	$49.4	$376.6	$2.9	$30.3	$180.2	$548.3

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2018	$471.9	$627.8	$266.8	$256.4	$240.2	$176.5
2017	$510.2	$619.5	$310.5	$286.1	$234.6	$197.0
2016	$467.4	$670.8	$256.5	$276.7	$343.7	$146.0

Intercompany Interest and Investment Income

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
		(In Millions)

2018	$0.4	$128.2	$—	$—	$0.2	$1.2
2017	$—	$128.0	$—	$0.2	$—	$0.9
2016	$—	$127.7	$0.1	$—	$—	$0.1

Transactions with Equity Method Investees

EWO Marketing, LLC, an indirect wholly-owned subsidiary of Entergy, paid capacity charges and gas transportation to RS Cogen in the amounts of $24 million in 2018, $24.6 million in 2017, and $24.7 million in 2016.

Entergy’s operating transactions with its other equity method investees were not significant in 2018, 2017, or 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 19.  REVENUE RECOGNITION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Revenue Recognition

Entergy implemented ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective January 1, 2018. Topic 606 requires entities to “recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU details a five-step model that should be followed to achieve the core principle. This accounting was applied to all contracts using the modified retrospective method, which requires an adjustment to retained earnings for the cumulative effect of adopting the standard as of the effective date. Because the standard did not result in any material change in how Entergy recognizes revenue, however, no adjustment to retained earnings was required. Similarly, there was no effect on revenues recognized under Topic 606 for the year ended December 31, 2018.

Revenues from electric service and the sale of natural gas are recognized when services are transferred to the customer in an amount equal to what Entergy has the right to bill the customer because this amount represents the value of services provided to customers.

Entergy’s total revenues for the year ended December 31, 2018 were as follows:

2018
(In Thousands)
Utility:
Residential	$3,565,522
Commercial	2,426,477
Industrial	2,499,227
Governmental	225,882
Total billed retail	8,717,108

Sales for resale (a)	299,567
Other electric revenues (b)	326,910
Non-customer revenues (c)	40,526
Total electric revenues	9,384,111

Natural gas	156,436

Entergy Wholesale Commodities:
Competitive businesses sales (a)	1,547,994
Non-customer revenues (c)	(79,089)
Total competitive businesses	1,468,905

Total operating revenues	$11,009,452

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total revenues for the year ended December 31, 2018 were as follows:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$807,098	$1,244,413	$578,568	$261,585	$673,858
Commercial	425,523	941,321	461,832	217,182	380,619
Industrial	434,387	1,462,462	175,056	33,371	393,951
Governmental	16,537	68,587	43,747	72,058	24,953
Total billed retail	1,683,545	3,716,783	1,259,203	584,196	1,473,381

Sales for resale (a)	248,861	356,603	25,812	29,506	97,478
Other electric revenues (b)	111,875	144,978	39,897	4,718	31,413
Non-customer revenues (c)	16,362	14,177	10,200	6,313	3,630
Total electric revenues	2,060,643	4,232,541	1,335,112	624,733	1,605,902

Natural gas	—	63,779	—	92,657	—

Total operating revenues	$2,060,643	$4,296,320	$1,335,112	$717,390	$1,605,902

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

Natural Gas

Entergy Louisiana and Entergy New Orleans also distribute natural gas to retail customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively. Gas transferred to customers is measured by a meter at the customer’s property. Entergy issues monthly invoices to customers at rates approved by regulators for the volume of gas transferred to date.

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

Operating results for the four quarters of 2018 and 2017 for Entergy Corporation and subsidiaries were:

	Operating Revenues	Operating Income (Loss)	Consolidated Net Income (Loss)	Net Income (Loss) Attributable to Entergy Corporation
	(In Thousands)
2018:
First Quarter	$2,723,881	$335,664	$136,200	$132,761
Second Quarter	$2,668,770	$91,597	$248,860	$245,421
Third Quarter	$3,104,319	$271,035	$539,818	$536,379
Fourth Quarter	$2,512,482	($228,931)	($62,323)	($65,900)
2017:
First Quarter	$2,588,458	$195,493	$86,051	$82,605
Second Quarter	$2,618,550	$168,839	$413,368	$409,922
Third Quarter	$3,243,628	$759,003	$401,644	$398,198
Fourth Quarter	$2,623,845	$237,072	($475,710)	($479,113)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings (loss) per average common share

	2018		2017
	Basic	Diluted	Basic	Diluted
First Quarter	$0.73	$0.73	$0.46	$0.46
Second Quarter	$1.36	$1.34	$2.28	$2.27
Third Quarter	$2.96	$2.92	$2.22	$2.21
Fourth Quarter	($0.37)	($0.36)	($2.67)	($2.66)

Results of operations for 2018 include: 1) $532 million ($421 million net-of-tax) of impairment charges due to costs being charged directly to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet; 2) a $170 million reduction of income tax expense and a regulatory liability of $40 million ($30 million net-of-tax) as a result of customer credits recognized by Utility, as a result of internal restructuring; 3) a $107 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a restructuring of the investment holdings in one of its nuclear plant decommissioning trust funds; 4) a $52 million income tax benefit, recognized by Entergy Louisiana, as a result of the settlement of the 2012-2013 IRS audit, associated with the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing; and 5) a $23 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a state income tax audit. See Note 14 to the financial statements for further discussion of the impairment and related charges. See Notes 2 and 3 to the financial statements for further discussion of the internal restructuring and customer credits. See Note 3 to the financial statements for further discussion of the IRS audit settlement, the state income tax audit, and restructuring of the decommissioning trust fund investment holdings.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The business of the Utility operating companies is subject to seasonal fluctuations with the peak periods occurring during the third quarter.  Operating results for the Registrant Subsidiaries for the four quarters of 2018 and 2017 were:

Operating Revenues

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2018:
First Quarter	$551,024	$1,029,344	$315,743	$188,275	$348,940	$148,443
Second Quarter	$494,605	$1,072,788	$353,689	$178,446	$403,486	$112,456
Third Quarter	$568,399	$1,206,612	$367,734	$200,182	$477,231	$78,965
Fourth Quarter	$446,615	$987,576	$297,946	$150,487	$376,245	$116,843
2017:
First Quarter	$474,351	$880,783	$258,443	$168,989	$363,927	$154,787
Second Quarter	$496,662	$1,083,434	$291,212	$176,222	$378,488	$164,956
Third Quarter	$673,226	$1,290,494	$349,197	$199,017	$432,909	$156,106
Fourth Quarter	$495,680	$1,045,839	$299,377	$171,842	$369,569	$157,609

Operating Income (Loss)

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2018:
First Quarter	$66,647	$141,319	$41,432	$17,869	$41,082	$30,941
Second Quarter	$26,501	$150,160	($63,801)	$27,943	$58,637	$23,406
Third Quarter	$34,785	$236,518	$45,215	$21,544	$99,966	($17,879)
Fourth Quarter	($82,704)	$147,774	$23,600	$6,836	$6,741	$7,212
2017:
First Quarter	$42,696	$158,766	$40,159	$21,983	$38,620	$42,482
Second Quarter	$72,625	$200,018	$55,795	$27,823	$47,802	$43,035
Third Quarter	$173,270	$298,674	$84,813	$33,771	$78,993	$38,980
Fourth Quarter	$18,180	$217,179	$43,049	$12,832	$34,143	$42,486

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Net Income (Loss)

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2018:
First Quarter	$36,255	$111,593	$22,843	$10,882	$17,350	$22,308
Second Quarter	$82,556	$184,358	$38,242	$18,269	$30,789	$23,387
Third Quarter	$128,890	$218,308	$50,733	$21,407	$65,846	$22,972
Fourth Quarter	$5,006	$161,355	$14,260	$2,594	$48,250	$25,442
2017:
First Quarter	$14,304	$94,378	$17,158	$10,978	$10,854	$20,347
Second Quarter	$38,550	$124,479	$28,303	$14,882	$21,101	$19,350
Third Quarter	$92,638	$186,284	$46,545	$18,529	$39,588	$20,583
Fourth Quarter	($5,648)	($88,794)	$18,026	$164	$4,630	$18,316

Earnings (Loss) Applicable to Common Equity

	Entergy Arkansas	Entergy Mississippi	Entergy New Orleans
	(In Thousands)
2018:
First Quarter	$35,898	$22,605	$10,882
Second Quarter	$82,199	$38,003	$18,269
Third Quarter	$128,533	$50,495	$21,407
Fourth Quarter	$4,828	$14,141	$2,594
2017:
First Quarter	$13,947	$16,920	$10,737
Second Quarter	$38,193	$28,064	$14,641
Third Quarter	$92,281	$46,307	$18,288
Fourth Quarter	($6,005)	$17,788	$46

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY’S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail distribution operations.  Entergy owns and operates power plants with approximately 30,000 MW of electric generating capacity, including nearly 9,000 MW of nuclear power. Entergy delivers electricity to 2.9 million utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy had annual revenues of $11 billion in 2018 and had more than 13,000 employees as of December 31, 2018.

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

Strategy

Entergy’s strategy is to operate a world-class utility business that creates sustainable value for its customers, employees, communities, and owners.  Entergy’s current scope includes electricity generation, transmission, and distribution as well as natural gas distribution.  Entergy focuses on operational excellence with an emphasis on safety, reliability, customer service, sustainability, cost efficiency, risk management, and engaged employees.  Entergy also continually seeks opportunities to grow its utility business to benefit all stakeholders and to optimize its portfolio of assets in an ever-dynamic market.  The Utility business segment will continue to modernize its operations, maintain reliability, and better serve its customers while growing the business. The Entergy Wholesale Commodities business segment will continue to manage the risk of its operating portfolio as Entergy completes its exit from the merchant power business.

Utility

The Utility business segment includes five wholly-owned retail electric utility subsidiaries: Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.  These companies generate, transmit, distribute, and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy Louisiana and Entergy New Orleans also provide natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively.  Also included in the Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf.  System Energy sells its power and capacity from Grand Gulf at wholesale to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  The five retail utility subsidiaries are each regulated by the FERC and by state utility commissions, or, in the case of Entergy New Orleans, the City Council.  System Energy is regulated by the FERC because all of its transactions are at wholesale.  The overall generation portfolio of the Utility, which relies heavily on natural gas and nuclear generation, is consistent with Entergy’s strong support for the environment.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

As of December 31, 2018, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)
Entergy Arkansas	Portions of Arkansas	711	25%
Entergy Louisiana	Portions of Louisiana	1,084	37%	93	46%
Entergy Mississippi	Portions of Mississippi	450	15%
Entergy New Orleans	City of New Orleans	202	7%	107	54%
Entergy Texas	Portions of Texas	454	16%
Total customers		2,901	100%	200	100%

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On July 20, 2018, Entergy reached a 2018 peak demand of 21,587 MWh, compared to the 2017 peak of 21,671 MWh recorded on July 20, 2017.  Selected electric energy sales data is shown in the table below:

Selected 2018 Electric Energy Sales Data

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(In GWh)
Sales to retail customers	22,525	56,150	13,691	5,914	19,220	—	117,498
Sales for resale:
Affiliates	1,773	5,498	—	—	1,516	6,264	—
Others	6,447	1,762	1,060	1,484	962	—	11,715
Total	30,745	63,410	14,751	7,398	21,698	6,264	129,213
Average use per residential customer (kWh)	13,916	15,521	15,515	13,219	15,448	—	14,956

(a)	Includes the effect of intercompany eliminations.

The following table illustrates the Utility operating companies’ 2018 combined electric sales volume as a percentage of total electric sales volume, and 2018 combined electric revenues as a percentage of total 2018 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue
Residential	28.7	38.0
Commercial	22.8	25.9
Industrial (a)	37.4	26.6
Governmental	2.0	2.4
Wholesale/Other	9.1	7.1

(a)	Major industrial customers are primarily in the petroleum refining and chemical industries.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

See “Selected Financial Data” for each of the Utility operating companies for the detail of their sales by customer class for 2014-2018.

Selected 2018 Natural Gas Sales Data

Entergy New Orleans and Entergy Louisiana provide both electric power and natural gas to retail customers.  Entergy New Orleans and Entergy Louisiana sold 11,183,773 and 7,205,692 Mcf, respectively, of natural gas to retail customers in 2018.  In 2018, 99% of Entergy Louisiana’s operating revenue was derived from the electric utility business, and only 1% from the natural gas distribution business.  For Entergy New Orleans, 87% of operating revenue was derived from the electric utility business and 13% from the natural gas distribution business in 2018.

Following is data concerning Entergy New Orleans’s 2018 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Operating Revenue
Residential	45%	48%
Commercial	37%	27%
Industrial	6%	6%
Governmental/Municipal	12%	19%

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

	Rate base (in billions)	Current authorized return on common equity	Weighted average cost of capital (after-tax)	Equity ratio	Regulatory construct

Entergy Arkansas	$7.547 (a)	9.25% - 10.25%	5.25%	36.55%	- forward test year formula rate plan - riders: MISO, capacity, Grand Gulf, tax adjustment, energy efficiency, fuel and purchased power

Entergy Louisiana (electric)	$9.7 (b)	9.95% (c)	7.23%	49.1%	- formula rate plan through 2019 test year - riders/specific recovery: MISO, capacity, transmission, fuel

Entergy Louisiana (gas)	$0.0645 (d)	9.45% - 10.45%	7.25%	49.53%	- gas rate stabilization plan - rider: gas infrastructure

Entergy Mississippi	$2.413 (e)	9.28% - 11.36%	7.13%	48.05%
- formula rate plan with
forward-looking features

- riders: power management, Grand
Gulf, fuel, MISO, unit power cost,
storm damage, energy efficiency, ad
valorem tax adjustment, grid
modernization, restructuring credit

Entergy New Orleans (electric)	$0.299 (f)	10.7% - 11.5%	8.58%	50.08%	- rate case - riders/specific recovery: fuel, capacity

Entergy New Orleans (gas)	$0.089 (g)	10.25% - 11.25%	8.40%	50.08%	- rate case - rider: purchased gas

Entergy Texas	$2.446 (h)	9.65%	7.73%	50.9%	- rate case - riders: fuel, distribution and transmission, rate case expenses, AMI surcharge, limited-term Tax Act, federal income tax, among others

System Energy	$1.429 (i)	10.94% (j)	8.89%	65%	- monthly cost of service

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

(a)	Based on 2019 forward test year.

(b)	Based on December 31, 2017 test year and excludes approximately $520 million transmission plant through August 31, 2018, included in transmission rider.

(c)	Authorized return on common equity for 2018 and 2019 test years will be 9.8%.

(d)	Based on September 30, 2017 test year.

(e)	Based on 2018 forward test year.

(f)	Based on December 31, 2011 test year and excludes approximately $228 million first-year average rate base for Union.

(g)	Based on December 31, 2011 test year.

(h)	Based on December 31, 2017 adjusted test year

(i)	Based on calculation as of December 31, 2018.

(j)	See Note 2 to the financial statements for discussion of ongoing proceedings at the FERC challenging System Energy’s authorized return on common equity.

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

To help stabilize electricity costs, Entergy Louisiana received approval from the LPSC to hedge its exposure to natural gas price volatility through the use of financial instruments.  Entergy Louisiana hedges approximately one-third of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year.  The hedge quantity is reviewed on an annual basis. In January 2018, Entergy Louisiana filed an application with the LPSC to suspend these seasonal hedging programs and implement financial hedges with terms up to five years for a portion of its natural gas exposure, which was approved in November 2018.

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

Other

In March 2016 the LPSC opened two dockets to examine, on a generic basis, issues that it identified in connection with its review of Cleco Corporation’s acquisition by third party investors.  The first docket is captioned “In re: Investigation of double leveraging issues for all LPSC-jurisdictional utilities,” and the second is captioned “In re: Investigation of tax structure issues for all LPSC-jurisdictional utilities.”  In April 2016 the LPSC clarified that the concerns giving rise to the two dockets arose as a result of its review of the structure of the Cleco-Macquarie transaction and that the specific intent of the directives is to seek more information regarding intra-corporate debt financing of a utility’s capital structure as well as the use of investment tax credits to mitigate the tax obligation at the parent level of a consolidated entity.  No schedule has been set for either docket, and limited discovery has occurred.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Formula Rate Plan

In August 2012 the MPSC opened inquiries to review whether the current formulaic methodology used to calculate the return on common equity in both Entergy Mississippi’s formula rate plan and Mississippi Power Company’s annual formula rate plan was still appropriate or could be improved to better serve the public interest. The intent of this inquiry and review was for informational purposes only; the evaluation of any recommendations for changes to the existing methodology would take place in a general rate case or in the existing formula rate plan proceeding. In March 2013 the Mississippi Public Utilities Staff filed its consultant’s report which noted the return on common equity estimation methods used by Entergy Mississippi and Mississippi Power Company are commonly used throughout the electric utility industry. The report suggested ways in which the methods used by Entergy Mississippi and Mississippi Power Company might be improved, but did not recommend specific changes in the return on common equity formulas or calculations at that time. In June 2014 the MPSC expanded the scope of the August 2012 inquiry to study the merits of adopting a uniform formula rate plan that could be applied, where possible in whole or in part, to both Entergy Mississippi and Mississippi Power Company in order to achieve greater consistency in the plans. The MPSC directed the Mississippi Public Utilities Staff to investigate and review Entergy Mississippi’s formula rate plan rider schedule and Mississippi Power Company’s Performance Evaluation Plan by considering the merits and deficiencies and possibilities for improvement of each and then to propose a uniform formula rate plan that, where possible, could be applicable to both companies. No procedural schedule has been set. In October 2014 the Mississippi Public Utilities Staff conducted a public technical conference to discuss performance benchmarking and its potential application to the electric utilities’ formula rate plans. The docket remains open.

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

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 27 counties in eastern Texas, and holds non-exclusive franchises to provide electric service in approximately 68 incorporated municipalities.  Entergy Texas typically obtains 25-year franchise agreements as existing agreements expire.  Entergy Texas’s electric franchises expire during 2019-2058.

The business of System Energy is limited to wholesale power sales.  It has no distribution franchises.

Property and Other Generation Resources

Owned Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2018, is indicated below:

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

	Owned and Leased Capability MW(a)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro	Solar
Entergy Arkansas	5,196	2,118	1,817	1,188	73	—
Entergy Louisiana	9,143	6,646	2,135	362	—	—
Entergy Mississippi	2,796	2,382	—	413	—	1
Entergy New Orleans	508	507	—	—	—	1
Entergy Texas	2,376	2,109	—	267	—	—
System Energy	1,252	—	1,252	—	—	—
Total	21,271	13,762	5,204	2,230	73	2

(a)
“Owned and Leased Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

Summer peak load for the Utility has averaged 21,568 MW over the previous decade.

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

The Utility operating companies’ long-term resource strategy (Portfolio Transformation Strategy) calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted.  Over the past decade, the Portfolio Transformation Strategy has resulted in the addition of about 5,723 MW of new long-term resources and the deactivation of over 4,834 MW of legacy generation. As MISO market participants, the Utility operating companies also participate in MISO’s Day Ahead and Real Time Energy and Ancillary Services markets to economically dispatch generation and purchase energy to serve customers reliably and at the lowest reasonable cost.

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

•
Entergy Louisiana’s construction of the 994 MW, combined-cycle, gas turbine Lake Charles generating facility at its existing Nelson electric generating station. Entergy Louisiana received regulatory approval from the LPSC in July 2017 and the facility is scheduled to be in service by mid-2020;

•
In August 2018, Entergy New Orleans executed an asset acquisition agreement, subject to applicable regulatory approvals and closing conditions, structured as a build-own-transfer for a 50 MW solar photovoltaic electric generating facility located in Washington Parish, Louisiana. Entergy New Orleans also executed an agreement to purchase a project that will be developed. The New Orleans Solar Station is expected to be a 20 MW solar photovoltaic electric generating facility. Both the build-own-transfer and the New Orleans Solar Station were filed, in July 2018, as a package with the agreement with St. James Solar, LLC, discussed below, for regulatory approval in an effort to satisfy the commitment to transact for 100 MW of renewable resources; and

•
In October 2018, Entergy Mississippi signed an asset acquisition agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic facility located in Sunflower County, Mississippi. In December 2018, Entergy Mississippi filed for regulatory approval.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•
In April 2015, Entergy Arkansas and Stuttgart Solar, LLC executed a 20-year agreement for 81 MW from a solar photovoltaic electric generation facility located near Stuttgart, Arkansas. The APSC approved the project and deliveries pursuant to that agreement commenced in June 2018;

•
In November 2016, Entergy Louisiana and LS Power executed a 10-year agreement for 485 MW from the Carville Energy Center located in St. Gabriel, Louisiana. The transaction received regulatory approval and will begin in June 2022;

•
In November 2016, Entergy Louisiana and Occidental Chemical Corporation executed a 10-year agreement for 500 MW from the Taft Cogeneration facility located in Hahnville, Louisiana. The transaction received regulatory approval and began in June 2018;

•
In June 2017, Entergy Arkansas and Chicot Solar, LLC executed a 20-year agreement for 100 MW from a solar photovoltaic electric generating facility located in Chicot County, Arkansas. The transaction received regulatory approval and will begin in May 2020;

•
In November 2017, Entergy Louisiana and LA3 West Baton Rouge, LLC executed a 20-year agreement for 50 MW from a solar photovoltaic electric generating facility located in West Baton Rouge Parish, Louisiana. The transaction received regulatory approval in February 2019 and the agreement is expected to begin in March 2020; and

•
In July 2018, Entergy New Orleans and St. James Solar, LLC executed a 20-year agreement for 20 MW from a solar photovoltaic electric generating facility located in St. James Parish, Louisiana. As discussed above, the purchased power agreement was filed as a package for regulatory approval in July 2018 and the application is pending approval.

In February 2019, Entergy Arkansas provided notice that it intends to issue an RFP for solar photovoltaic resources. This RFP is seeking up to 200 MW through an asset acquisition under a build-own-transfer transaction structure that can provide cost-effective energy supply, fuel diversity, and other benefits to Entergy Arkansas’s customers.

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

The Washington Parish Energy Center is a 361 MW natural gas-fired peaking power plant under advanced development approximately 60 miles north of New Orleans on a partially developed site Calpine has owned since 2001. In May 2018, Entergy Louisiana received LPSC approval of its certification application for this simple-cycle power plant to be developed pursuant to an agreement with Entergy Louisiana, which will purchase the plant upon completion by 2021 for a fixed payment to reimburse construction costs plus an associated premium.

The Choctaw Generating Station is an 810 MW natural gas fired combined-cycle turbine plant located near French Camp, Mississippi. In October 2018, Entergy Mississippi filed an application with the MPSC seeking approval of the acquisition and cost recovery. The application is pending. The transaction is anticipated to close by the end of 2019, subject to required regulatory approvals and closing conditions.

Interconnections

The Utility operating companies’ generating units are interconnected by a transmission system operating at various voltages up to 500 kV.  These generating units consist primarily of steam-electric production facilities and are

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Gas Property

As of December 31, 2018, Entergy New Orleans distributed and transported natural gas for distribution within New Orleans, Louisiana, through approximately 2,600 miles of gas pipeline.  As of December 31, 2018, the gas properties of Entergy Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Louisiana’s financial position.

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

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2016-2018 were:

	Natural Gas		Nuclear		Coal		Purchased Power		MISO Purchases
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh
2018	39	2.84	27	0.84	9	2.24	8	5.23	17	3.71
2017	38	2.60	26	0.86	8	2.35	8	4.02	20	3.09
2016	41	2.44	28	0.63	7	2.65	9	3.71	15	3.13

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Actual 2018 and projected 2019 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, including the Unit Power Sales Agreement, are:

	Natural Gas		Nuclear		Coal		Purchased Power (d)		MISO Purchases (e)
	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019
Entergy Arkansas (a)	29%	31%	47%	53%	20%	15%	—	1%	4%	—
Entergy Louisiana	39%	53%	29%	28%	3%	4%	9%	15%	20%	—
Entergy Mississippi (b)	48%	56%	16%	31%	16%	13%	—	—	20%	—
Entergy New Orleans (b)	52%	53%	33%	44%	2%	2%	1%	1%	12%	—
Entergy Texas	34%	31%	9%	16%	6%	10%	29%	43%	22%	—
System Energy (c)	—	—	100%	100%	—	—	—	—	—	—
Utility (a) (b)	39%	45%	27%	35%	9%	9%	8%	11%	17%	—

(a)	Hydroelectric power provided less than 1% of Entergy Arkansas’s generation in 2018 and is expected to provide about less than 1% of its generation in 2019.

(b)
Solar power provided less than 1% of Entergy Mississippi’s and Entergy New Orleans's generation in 2018 and is expected to provide less than 1% of each of Entergy Mississippi’s and Entergy New Orleans's generation in 2019.

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

(d)	Excludes MISO purchases.

(e)
In December 2013, Entergy integrated its transmission system into the MISO RTO. Entergy offers all of its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the MISO energy market to serve the demand of its customers, with MISO making dispatch decisions. The MISO purchases metric provided for 2018 is not projected for 2019.

Some of the Utility’s gas-fired plants are also capable of using fuel oil, if necessary. Although based on current economics the Utility does not expect fuel oil use in 2019, it is possible that various operational events including weather or pipeline maintenance may require the use of fuel oil.

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

Many factors, including wellhead deliverability, storage, pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants.  Demand is tied to weather conditions as well as to the prices and availability of other energy sources.  Pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage.  To the extent natural gas supplies are disrupted or natural gas prices significantly increase, the Utility operating companies may use alternate fuels, such as oil when available, or rely to a larger extent on coal, nuclear generation, and purchased power.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Coal

Entergy Arkansas has committed to eight one- to three-year and two spot contracts that will supply approximately 85% of the total coal supply needs in 2019.  These contracts are staggered in term so that not all contracts have to be renewed the same year.  The remaining 15% of total coal requirements will be satisfied by contracts with a term of less than one year.  Based on continued improved Powder River Basin (PRB) coal deliveries by rail and the high cost of alternate sources and modes of transportation, no alternative coal consumption is expected at Entergy Arkansas during 2019.  Coal will be transported to Arkansas via an existing transportation agreement that is expected to provide all of Entergy Arkansas’s rail transportation requirements for 2019.

Entergy Louisiana has committed to five one- to three-year contracts that will supply approximately 90% of Nelson Unit 6 coal needs in 2019.  If needed, additional PRB coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs.  For the same reasons as for Entergy Arkansas’s plants, no alternative coal consumption is expected at Nelson Unit 6 during 2019.  Coal will be transported to Nelson primarily via an existing transportation agreement that is expected to provide all of Entergy Louisiana’s rail transportation requirements for 2019.

For the year 2018, coal transportation delivery rates to Entergy Arkansas-and Entergy Louisiana-operated coal-fired units performed moderately lower than the previous years. However, delivery rates somewhat improved toward the end of the year and additional railcar capacity helped make up some delivery short falls. It is expected that delivery times will improve in 2019. Both Entergy Arkansas and Entergy Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of PRB coal requested for 2019.  Entergy Louisiana’s and Entergy Texas’s coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

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

Based upon currently planned fuel cycles, the nuclear units in both the Utility and Entergy Wholesale Commodities segments have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable or fixed prices through most of 2023.  The nuclear fuel supply portfolio for the Entergy Wholesale Commodities segment

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy has been adjusted to reflect reduced overall requirements related to the planned permanent shutdowns of the Palisades, Pilgrim, Indian Point 2, and Indian Point 3 plants. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners.  There are a number of possible supply alternatives that may be accessed to mitigate any supplier performance failure, including potentially drawing upon Entergy’s inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any alternate uranium supply from the market will be dependent upon the market for uranium supply at that time.  In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

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

Entergy Louisiana purchased natural gas for resale in 2018 under a firm contract from Sequent Energy Management L.P.  The gas is delivered through a combination of intrastate and interstate pipelines.

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

Transmission and MISO Markets

In December 2013 the Utility operating companies integrated into the MISO RTO. Although becoming a member of MISO did not affect the ownership by the Utility operating companies of their transmission facilities or the responsibility for maintaining those facilities, MISO maintains functional control over the combined transmission systems of its members and administers wholesale energy and ancillary services markets for market participants in the MISO region, including the Utility operating companies. MISO also exercises functional control of transmission planning and congestion management and provides schedules and pricing for the commitment and dispatch of generation that is offered into MISO’s markets, as well as pricing for load that bids into the markets. The Utility operating companies sell capacity, energy, and ancillary services on a bilateral basis to certain wholesale customers and offer available electricity production of their generating facilities into the MISO day-ahead and real-time energy markets pursuant to the MISO tariff and market rules. Each Utility operating company has its own transmission pricing zone and a formula rate template (included as Attachment O to the MISO tariff) used to establish transmission rates within MISO. The terms and conditions of the MISO tariff, including provisions related to the design and implementation of wholesale markets and the allocation of transmission upgrade costs, are subject to regulation by the FERC.

System Energy and Related Agreements

System Energy recovers costs related to its interest in Grand Gulf through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement (described below).  In December 1995, System Energy commenced a rate proceeding at the FERC.  In July

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

2001 the rate proceeding became final, with the FERC approving a prospective 10.94% return on equity.    In 1998 the FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations.  Entergy Arkansas’s and Entergy Mississippi’s acceleration of Grand Gulf purchased power obligations ceased effective July 2001 and July 2003, respectively, as approved by the FERC. See Note 2 to the financial statements for discussion of complaints filed with the FERC regarding System Energy’s return on equity.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Service Companies

Entergy Services, a limited liability company wholly-owned by Entergy Corporation, provides management, administrative, accounting, legal, engineering, and other services primarily to the Utility operating companies, but also provides services to Entergy Wholesale Commodities. Entergy Operations is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf, subject to the owner oversight of Entergy Arkansas, Entergy Louisiana, and System Energy, respectively.  Entergy Services and Entergy Operations provide their services to the Utility operating companies and System Energy on an “at cost” basis, pursuant to cost allocation methodologies for these service agreements that were approved by the FERC.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy Arkansas Internal Restructuring

In November 2018, Entergy Arkansas undertook a multi-step restructuring, including the following:

•	Entergy Arkansas, Inc. redeemed its outstanding preferred stock at the aggregate redemption price of approximately $32.7 million.

•	Entergy Arkansas, Inc. converted from an Arkansas corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Arkansas, Inc. allocated substantially all of its assets to a new subsidiary, Entergy Arkansas Power, LLC, a Texas limited liability company (Entergy Arkansas Power), and Entergy Arkansas Power assumed substantially all of the liabilities of Entergy Arkansas, Inc., in a transaction regarded as a merger under the TXBOC. Entergy Arkansas, Inc. remained in existence and held the membership interests in Entergy Arkansas Power.

•
Entergy Arkansas, Inc. contributed the membership interests in Entergy Arkansas Power to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy Arkansas Power is a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

In December 2018, Entergy Arkansas, Inc. changed its name to Entergy Utility Property, Inc., and Entergy Arkansas Power then changed its name to Entergy Arkansas, LLC. Entergy Arkansas, LLC holds substantially all of the assets,

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy and assumed substantially all of the liabilities, of Entergy Arkansas, Inc. The transaction was accounted for as a transaction between entities under common control.

Entergy Mississippi Internal Restructuring

In November 2018, Entergy Mississippi undertook a multi-step restructuring, including the following:

•	Entergy Mississippi, Inc. redeemed its outstanding preferred stock, at the aggregate redemption price of approximately $21.2 million.

•	Entergy Mississippi, Inc. converted from a Mississippi corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Mississippi, Inc. allocated substantially all of its assets to a new subsidiary, Entergy Mississippi Power and Light, LLC, a Texas limited liability company (Entergy Mississippi Power and Light), and Entergy Mississippi Power and Light assumed substantially all of the liabilities of Entergy Mississippi, Inc., in a transaction regarded as a merger under the TXBOC. Entergy Mississippi, Inc. remained in existence and held the membership interests in Entergy Mississippi Power and Light.

•
Entergy Mississippi, Inc. contributed the membership interests in Entergy Mississippi Power and Light to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy Mississippi Power and Light is a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

In December 2018, Entergy Mississippi, Inc. changed its name to Entergy Utility Enterprises, Inc., and Entergy Mississippi Power and Light then changed its name to Entergy Mississippi, LLC. Entergy Mississippi, LLC holds substantially all of the assets, and assumed substantially all of the liabilities, of Entergy Mississippi, Inc. The restructuring was accounted for as a transaction between entities under common control.

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

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion of the operation and planned shutdown or sale of each of the Entergy Wholesale Commodities nuclear power plants.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Property

Nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership of the following nuclear power plants:

Power Plant	Market	In Service Year	Acquired	Location	Capacity - Reactor Type	License Expiration Date
Pilgrim (a)	ISO-NE	1972	July 1999	Plymouth, MA	688 MW - Boiling Water	2032 (a)
Indian Point 3 (b)	NYISO	1976	Nov. 2000	Buchanan, NY	1,041 MW - Pressurized Water	2025 (b)
Indian Point 2 (b)	NYISO	1974	Sept. 2001	Buchanan, NY	1,028 MW - Pressurized Water	2024 (b)
Vermont Yankee (c)	ISO-NE	1972	July 2002	Vernon, VT	605 MW - Boiling Water	2032 (c)
Palisades (d)	MISO	1971	Apr. 2007	Covert, MI	811 MW - Pressurized Water	2031 (d)

(a)	The Pilgrim plant is expected to cease operations on May 31, 2019, at the end of its current fuel cycle.

(b)	The Indian Point 2 and Indian Point 3 plants are expected to cease operation by April 30, 2020 and April 30, 2021, respectively.

(c)	On December 29, 2014, the Vermont Yankee plant ceased power production. In January 2019, the Vermont Yankee plant was sold to NorthStar.

(d)	The Palisades plant is expected to cease operations on May 31, 2022.

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the operation and planned shutdown or sale of each of the Entergy Wholesale Commodities nuclear power plants.

Entergy Wholesale Commodities also includes the ownership of two non-operating nuclear facilities, Big Rock Point in Michigan and Indian Point 1 in New York that were acquired when Entergy purchased the Palisades and Indian Point 2 nuclear plants, respectively. These facilities are in various stages of the decommissioning process, and Big Rock Point is also under contract to be sold with the Palisades plant.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy provides plant operation support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska. In 2010 an Entergy subsidiary signed an agreement to extend the management support services to Cooper Nuclear Station by 15 years, through January 2029.

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

The Federal Power Act gives the FERC jurisdiction over the rates charged by System Energy for Grand Gulf capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans and over the rates charged by Entergy Arkansas and Entergy Louisiana to unaffiliated wholesale customers. The FERC also regulates wholesale power sales between the Utility operating companies. In addition, the FERC regulates the MISO RTO, an independent entity that maintains functional control over the combined transmission systems of its members and administers wholesale energy, capacity, and ancillary services markets for market participants in the MISO region, including the Utility operating companies. FERC regulation of the MISO RTO includes regulation of the design and implementation of the wholesale markets administered by the MISO RTO, as well as the rates, terms, and conditions of open access transmission service over the member systems and the allocation of costs associated with transmission upgrades.

Entergy Arkansas holds a FERC license that expires in 2053 for two hydroelectric projects totaling 70 MW of capacity.

State Regulation

Utility

Entergy Arkansas is subject to regulation by the APSC as to the following:

•	utility service;

•	retail rates;

•	fuel cost recovery;

•	reasonable and adequate service;

•	leasing;

•	the acquisition, sale, or lease of any public utility plant or property constituting an operating unit or system;

•	depreciation rates;

•	certificates of convenience and necessity and certificates of environmental compatibility and public need; and

•	the issuance and sale of certain securities.

Additionally, Entergy Arkansas serves a limited number of retail customers in Tennessee. Pursuant to legislation enacted in Tennessee, Entergy Arkansas is subject to complaints before the Tennessee Regulatory Authority only if it fails to treat its retail customers in Tennessee in the same manner as its retail customers in Arkansas. Additionally, Entergy Arkansas maintains limited facilities in Missouri but does not provide retail electric service to customers in Missouri. Although Entergy Arkansas obtained a certificate with respect to its Missouri facilities, Entergy Arkansas is not subject to the retail rate or regulatory scheme in Missouri.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Louisiana’s electric and gas business is subject to regulation by the LPSC as to the following:

•	utility service;

•	retail rates and charges;

•	standards of service;

•	certification of generating facilities and certain transmission projects;

•	certification of power or capacity purchase contracts;

•	audit of the fuel adjustment charge, environmental adjustment charge, avoided cost payment to Qualifying Facilities, energy efficiency rider, and purchased gas adjustment charge;

•	integrated resource planning;

•	utility mergers and acquisitions and other changes of control; and

•	depreciation and other matters.

Entergy Mississippi is subject to regulation by the MPSC as to the following:

•	utility service;

•	service areas;

•	facilities;

•	certification of generating facilities and certain transmission projects;

•	retail rates;

•	fuel cost recovery;

•	depreciation rates; and

•	mergers and changes of control.

Entergy Mississippi is also subject to regulation by the APSC as to the certificate of environmental compatibility and public need for the Independence Station, which is located in Arkansas.

Entergy New Orleans is subject to regulation by the City Council as to the following:

•	utility service;

•	retail rates and charges;

•	standards of service;

•	depreciation and other matters;

•	integrated resource planning;

•	audit of fuel adjustment charge, environmental adjustment charge, and purchased gas adjustment charge;

•	issuance and sale of certain securities; and

•	mergers and changes of control.

To the extent authorized by governing legislation, Entergy Texas is subject to the original jurisdiction of the municipal authorities of a number of incorporated cities in Texas with appellate jurisdiction over such matters residing in the PUCT.  Entergy Texas is also subject to regulation by the PUCT as to the following:

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Regulation of the Nuclear Power Industry

Atomic Energy Act of 1954 and Energy Reorganization Act of 1974

Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements.  The NRC has broad authority to impose civil penalties or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Entergy Arkansas, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend and Waterford 3, and Grand Gulf, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC. Entergy subsidiaries in the Entergy Wholesale Commodities segment are subject to the NRC’s jurisdiction as the owners and operators of Pilgrim, Indian Point Energy Center, and Palisades. Substantial capital expenditures, increased operating expenses, and/or higher decommissioning costs at Entergy’s nuclear plants because of revised safety requirements of the NRC could be required in the future.

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2018 of $186.9 million for the one-time fee. Entergy accepted assignment of the Pilgrim, FitzPatrick and Indian Point 3, Indian Point 1 and Indian Point 2, Vermont Yankee, Palisades, and Big Rock Point spent fuel disposal contracts with the DOE held by their previous owners. The FitzPatrick spent fuel disposal contract was assigned to Exelon as part of the sale of the plant, completed in March 2017. The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants. The fees payable to the DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy’s total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1.6 billion (exclusive of amounts relating to Entergy plants that were paid or are owed by prior owners of those plants).

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. These subsidiaries have been, and continue to be, involved in litigation to recover the damages caused by the DOE’s delay in performance. Through 2018, Entergy’s subsidiaries won and collected on judgments against the government totaling over $500 million.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

In September 2018 the DOE submitted an offer of judgment to resolve claims in the second round of the Entergy Nuclear Generation Company case involving Pilgrim. The $62 million offer was accepted by Entergy Nuclear Generation Company, and the U.S. Court of Federal Claims issued a judgment in that amount in favor of Entergy Nuclear Generation Company. Entergy received payment from the U.S. Treasury in October 2018.

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

Nuclear Plant Decommissioning

Entergy Arkansas, Entergy Louisiana, and System Energy are entitled to recover from customers through electric rates the estimated decommissioning costs for ANO, Waterford 3, and Grand Gulf, respectively.  In addition, Entergy Louisiana and Entergy Texas are entitled to recover from customers through electric rates the estimated decommissioning costs for the portion of River Bend subject to retail rate regulation. The collections are deposited in trust funds that can only be used in accordance with NRC and other applicable regulatory requirements.  Entergy periodically reviews and updates the estimated decommissioning costs to reflect inflation and changes in regulatory requirements and technology, and then makes applications to the regulatory authorities to reflect, in rates, the changes in projected decommissioning costs.

In July 2010 the LPSC approved increased decommissioning collections for Waterford 3 and the Louisiana regulated share of River Bend and in December 2010 the PUCT approved increased decommissioning collections for the Texas share of River Bend to address previously identified funding shortfalls.  This LPSC decision contemplated that the level of decommissioning collections could be revisited should the NRC grant license extensions for both Waterford 3 and River Bend, which has now occurred. In December 2016 the APSC ordered continued collections for decommissioning for ANO 2, while finding that ANO 1’s decommissioning was adequately funded without continued collections. In December 2017 the APSC ordered continued collections for decommissioning for ANO 2, and again found that ANO 1’s decommissioning was adequately funded without continued collections. In September 2016 the NRC issued a 20-year operating license renewal for Grand Gulf. In a 2017 filing at the FERC, System Energy stated that with the renewed operating license, Grand Gulf’s decommissioning trust was sufficiently funded, and proposed (among other things) to cease decommissioning collections for Grand Gulf effective October 1, 2017. The FERC accepted the proposal subject to refund, and appointed a settlement judge to oversee settlement negotiations in the case. Entergy currently believes its decommissioning funding will be sufficient for its nuclear plants subject to retail rate regulation, although decommissioning cost inflation and trust fund performance will ultimately determine the adequacy of the funding amounts.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In January 2019, Entergy sold 100% of the membership interest in Entergy Nuclear Vermont Yankee to a subsidiary of NorthStar. As a result of the sale, NorthStar assumed ownership of Vermont Yankee and its decommissioning and site restoration trusts, together with complete responsibility for the facility’s decommissioning and site restoration. See Note 9 to the financial statements for further discussion of Vermont Yankee decommissioning costs and see “Entergy Wholesale Commodities Exit from the Merchant Power Business” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion of the NorthStar transaction.

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

In March 2018 filings with the NRC were made for certain Entergy subsidiaries’ nuclear plants reporting on decommissioning funding.  Those reports showed that decommissioning funding for each of those nuclear plants met the NRC’s financial assurance and planning requirements.
Additional information with respect to Entergy’s decommissioning costs and decommissioning trust funds is found in Note 9 and Note 16 to the financial statements.

Price-Anderson Act

The Price-Anderson Act requires that reactor licensees purchase and maintain the maximum amount of nuclear liability insurance available and participate in an industry assessment program called Secondary Financial Protection in order to protect the public in the event of a nuclear power plant accident.  The costs of this insurance are borne by the nuclear power industry.  Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025.  The Price-Anderson Act limits the contingent liability for a single nuclear incident to a maximum assessment of approximately $137.6 million per reactor (with 99 nuclear industry reactors currently participating).  In the case of a nuclear event in which Entergy Arkansas, Entergy Louisiana, System Energy, or an Entergy Wholesale Commodities company is liable, protection is afforded through a combination of private insurance and the Secondary Financial Protection program. In addition to this, insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units is also purchased.  The Price-Anderson Act and insurance applicable to the nuclear programs of Entergy are discussed in more detail in Note 8 to the financial statements.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, and “multiple/repetitive degraded cornerstone column,” or Column 4. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. ANO 1, ANO 2, Waterford 3, River Bend, Indian Point 2, Indian Point 3, and Palisades are in Column 1. Grand Gulf is in Column 2. Pilgrim is in Column 4 and was subject to an extensive, but limited, set of required NRC inspections that were completed in 2018 with a finding by the NRC in January 2019 that the corrective actions required to address the concerns that led to placement in Column 4 had

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy been completed and that Pilgrim had demonstrated sustained improvement. See Note 8 to the financial statements for further discussion of the placement of Pilgrim in Column 4 of the NRC’s matrix.

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

•	Hazardous air pollutant emissions reduction programs;

•	Interstate Air Transport;

•	Operating permit programs and enforcement of these and other Clean Air Act programs;

•	Regional Haze programs; and

•	New and existing source standards for greenhouse gas and other air emissions.

New Source Review (NSR)

Preconstruction permits are required for new facilities and for existing facilities that undergo a modification that results in a significant net emissions increase and is not classified as routine repair, maintenance, or replacement.  Units that undergo certain non-routine modifications must obtain a permit modification and may be required to install additional air pollution control technologies. Entergy has an established process for identifying modifications requiring additional permitting approval and follows the regulations and associated guidance provided by the states and the federal government with regard to the determination of routine repair, maintenance, and replacement.  Several years ago, however, the EPA implemented an enforcement initiative, aimed primarily at coal plants, to identify modifications that it does not consider routine for which the unit did not obtain a modified permit.  Various courts and the EPA have been inconsistent in their judgments regarding modifications that are considered routine and on other legal issues that affect this program.

In February 2011, Entergy received a request from the EPA for several categories of information concerning capital and maintenance projects at the White Bluff and Independence facilities, both located in Arkansas, in order to determine compliance with the Clean Air Act, including NSR requirements and air permits issued by the Arkansas Department of Environmental Quality. In August 2011, Entergy’s Nelson facility, located in Louisiana, received a similar request for information from the EPA. In September 2015 an additional request for similar information was

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy received for the White Bluff facility. Entergy responded to all requests. None of these EPA requests for information alleged that the facilities were in violation of law.

In January 2018 and February 2018, Entergy Arkansas, Entergy Mississippi, Entergy Power, and other co-owners received 60-day notice of intent to sue letters from the Sierra Club and the National Parks Conservation Association concerning allegations of violations of new source review and permitting provisions of the Clean Air Act at the Independence and White Bluff coal-burning units, respectively. In November 2018, following extensive negotiations, Entergy Arkansas, Entergy Mississippi, and Entergy Power entered a proposed settlement resolving those claims as well as other issues facing Entergy Arkansas’s fossil generation plants. The settlement, which formally resolves a complaint filed by the Sierra Club and the National Parks Conservation Association, is subject to approval by the U.S. District Court for the District of Arkansas. For further information about the settlement, see “Regional Haze” discussed below.

Ozone Nonattainment

Entergy Texas operates one fossil-fueled generating facility (Lewis Creek) and is in the process of permitting and constructing one fossil-fueled facility (Montgomery County Power Station) in a geographic area that is not in attainment with the applicable national ambient air quality standards (NAAQS) for ozone.  The nonattainment area that affects Entergy Texas is the Houston-Galveston-Brazoria area.  Areas in nonattainment are classified as “marginal,” “moderate,” “serious,” or “severe.”  When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

The Houston-Galveston-Brazoria area was originally classified as “moderate” nonattainment under the 1997 8-hour ozone standard with an attainment date of June 15, 2010.  In June 2007 the Texas governor petitioned the EPA to reclassify Houston-Galveston-Brazoria from “moderate” to “severe” and the EPA granted the request in October 2008.  In February 2015 the Texas Commission on Environmental Quality (TCEQ) submitted a request to the EPA for a finding that the Houston-Galveston-Brazoria area is in attainment with the 1997 8-hour ozone standard. The EPA issued this finding in December 2015. In April 2015 the EPA revoked the 1997 ozone NAAQS, and in May 2016 the EPA issued a proposed rule approving a substitute for the Houston-Galveston-Brazoria area. This redesignation indicated that the area has attained the revoked 1997 8-hour ozone NAAQS due to permanent and enforceable emission reductions and that it will maintain that NAAQS for 10 years from the date of the approval. Final approval, which was effective in December 2016, resulted in the area no longer being subject to any remaining anti-backsliding or nonattainment new source review requirements associated with the revoked 1997 NAAQS. In February 2018 the U.S. Court of Appeals for the D.C. Circuit opined that the EPA violated the Clean Air Act by revoking the 1997 standard and by creating the process that allowed states to avoid certain anti-backsliding provisions of the Act. Opponents filed a legal challenge to the December 2016 redesignation based on the February 2018 D.C. Circuit decision. The lawsuit has created much uncertainty and the TCEQ recently submitted a request to the EPA that the Houston-Galveston-Brazoria area be re-designated to attainment for the revoked 1997 standards.

In March 2008 the EPA revised the eight-hour NAAQS for ozone, creating the potential for additional counties and parishes in which Entergy operates to be placed in nonattainment status.  In April 2012 the EPA released its final nonattainment designations for the 2008 ozone NAAQS.  In Entergy’s utility service area, the Houston-Galveston-Brazoria, Texas; Baton Rouge, Louisiana; and Memphis, Tennessee/Mississippi/Arkansas areas were designated as in “marginal” nonattainment. In August 2015 and January 2016, the EPA proposed determinations that the Baton Rouge and Memphis areas had attained the 2008 standard. In May 2016 the EPA finalized those determinations and extended the Houston-Galveston-Brazoria area’s attainment date for the 2008 ozone standard to July 20, 2016 and reclassified the Baton Rouge area as attainment for ozone under the 2008 8-hour ozone standard. In December 2016 the EPA determined that the Houston-Galveston-Brazoria area had failed to attain the 2008 ozone standard by the 2016 attainment date. This finding reclassified the Houston-Galveston-Brazoria area from marginal to “moderate” and set the attainment deadline as July 20, 2018. In May 2018 the EPA published a proposed rule approving the Houston-Galveston-Brazoria attainment demonstration (a forward-looking model projecting attainment) for the 2008 8-hour ozone standard.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

However, in November 2018, the EPA signed a proposed rule determining that the area had failed to attain the 2008 standard by the July 20, 2018 attainment deadline. This determination will reclassify the Houston-Galveston-Brazoria area from “moderate” to “serious” and set the attainment deadline as July 20, 2021. Upon issuance of the final rule, the reclassification will become effective 30 days after publication in the Federal Register.

In October 2015 the EPA issued a final rule again lowering the primary and secondary NAAQS for ozone, this time to a level of 70 parts per billion. States were required to assess their attainment status and recommend designations to the EPA. In May 2018 the EPA designated Montgomery County, Texas, which is in the Houston-Galveston-Brazoria area, and in which Entergy’s Lewis Creek plant operates, as marginal non-attainment. The final designations were effective in August 2018. Entergy will continue to work with state environmental agencies on appropriate methods for assessing attainment and nonattainment with the new standard and, where necessary, in planning for compliance. The State of Texas is required to develop plans intended to return the area to a condition of attainment by August 2021.

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA indicated that it would delay designations except for those areas with existing monitoring data from 2009 to 2011 indicating violations of the new standard. In August 2013 the EPA issued final designations for these areas. In Entergy’s utility service territory, only St. Bernard Parish in Louisiana is designated as nonattainment for the SO2 1-hour national ambient air quality standard of 75 parts per billion. Entergy does not have a generation asset in that parish. In July 2016 the EPA finalized another round of designations for areas with newly monitored violations of the 2010 standard and those with stationary sources that emit over a threshold amount of SO2. Counties and parishes in which Entergy owns and operates fossil generating facilities that were included in this round of designations include Independence County and Jefferson County, Arkansas and Calcasieu Parish, Louisiana. Independence County and Calcasieu Parish were designated “unclassifiable,” and Jefferson County was designated “unclassifiable/attainment.” In August 2017 the EPA issued a letter indicating that East Baton Rouge and St. Charles parishes would be designated by December 31, 2020 as monitors were installed to determine compliance. In January 2018 the EPA published a final rule designating a third round of attainment and nonattainment areas. Evangeline Parish, Louisiana, was designated nonattainment. Entergy does not have a generation asset in that parish. Additional capital projects or operational changes may be required to continue operating Entergy facilities in areas eventually designated as in nonattainment of the standard or designated as contributing to nonattainment areas. In May 2018 the EPA released a proposed rule that would retain the standard at 75 parts per billion, which was set in 2010. In November 2018 the EPA proposed to designate Independence County as “unclassifiable/attainment.” Final EPA action is pending.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which had a compliance date, with a widely granted one-year extension, of April 2016. The required controls have been installed and are operational at all affected Entergy units. In December 2018 the EPA signed a proposed rule that finds that it is not “appropriate and necessary” to regulate hazardous air pollutants from electric steam generating units under the provisions of section 112(n) of the Clean Air Act. This is a reversal of the EPA’s previous finding requiring such regulation. However, the proposal does not seek to revise the MATS rule at this time. Entergy will continue to monitor this situation.

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

In September 2016 the EPA finalized the CSAPR Update Rule to address interstate transport for the 2008 ozone NAAQS. Starting in 2017 the final rule requires reductions in summer nitrogen oxides (NOx) emissions. Several states, including Arkansas and Texas, filed a challenge to the Update Rule, which remains pending.

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

In September 2016 the EPA published the final Arkansas Regional Haze FIP. In most respects, the EPA finalized its original proposal but shortened the time for compliance for installation of the NOx controls. The FIP required an emission limitation consistent with SO2 scrubbers at both White Bluff and Independence by October 2021 and NOx controls by April 2018. The EPA declined to adopt Entergy’s proposals related to ceasing coal use as an alternative to SO2 scrubbers for White Bluff SO2 BART. In November 2016, Entergy and other interested parties, including the State of Arkansas, filed petitions for administrative reconsideration and stay at the EPA as well as petitions for judicial review in the U.S. Court of Appeals for the Eighth Circuit. The Eighth Circuit granted the stay pending settlement discussions and pending the State’s development of a SIP that, if approved by the EPA, would replace the FIP. The state has proposed its replacement SIP in two parts: Part I considers NOx requirements, and Part II considers SO2 requirements. The EPA approved the Part I NOx SIP in January 2018. The Part I SIP requires that Entergy address NOx impacts on visibility via compliance with the CSAPR ozone-season emission trading program. Arkansas has finalized a Part II SIP which is under review by the EPA and is currently pending a state administrative appeal. In November 2018 the EPA proposed to finalize the Part II SIP without any substantive changes. Additionally, on December 31, 2018, the ALJ issued a Recommended Decision granting the Arkansas Department of Environmental Quality’s and Entergy’s Motions for Summary Judgment, which will resolve the administrative appeal if adopted by the Arkansas Pollution Control and Ecology Commission. The final Part II SIP requires that Entergy achieve SO2 emission reductions via the use of low-sulfur coal at both White Bluff and Independence within three years. The Part II SIP also requires that Entergy cease to use coal at White Bluff by December 31, 2028 and notes the current planning assumption that Entergy’s Independence units will cease to burn coal by December 31, 2030.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In January 2018 and February 2018, Entergy Arkansas, Entergy Mississippi, Entergy Power, and other co-owners received 60-day notice of intent to sue letters from the Sierra Club and the National Parks Conservation Association concerning allegations of violations of new source review and permitting provisions of the Clean Air Act at the Independence and White Bluff coal-burning units, respectively. In November 2018, following extensive negotiations, Entergy Arkansas, Entergy Mississippi, and Entergy Power entered a proposed settlement resolving those claims and reducing the risk that Entergy Arkansas, as operator of Independence and White Bluff, might be compelled under the Clean Air Act’s regional haze program to install costly emissions control technologies. Consistent with the terms of the settlement and in many cases also the Part II SIP, Entergy Arkansas, along with co-owners, will begin using only low-sulfur coal at Independence and White Bluff by mid-2021; cease to use coal at White Bluff and Independence by the end of 2028 and 2030, respectively; cease operation of the remaining gas unit at Lake Catherine by the end of 2027; reserve the option to develop new generating sources at each plant site; and commit to install or propose to regulators at least 800 MWs of renewable generation by the end of 2027, with at least half installed or proposed by the end of 2022 (which includes two existing Entergy Arkansas projects) and with all qualifying co-owner projects counting toward satisfaction of the obligation. Under the settlement, the Sierra Club and the National Parks Conservation Association also waive certain potential existing claims under federal and state environmental law with respect to specified generating plants. The settlement, which formally resolves a complaint filed by the Sierra Club and the National Parks Conservation Association, is subject to approval by the U.S. District Court for the District of Arkansas. The EPA, which is allowed to comment on such a settlement agreement, has stated that it has no objections to the settlement. The Arkansas Attorney General and the Arkansas Affordable Entergy Coalition have filed motions to intervene. The court has not acted on the intervention requests. The Arkansas Attorney General also filed an application before the APSC in December 2018 seeking an investigation into the effects of the settlement, the Arkansas Affordable Energy Coalition filed to support the investigation, and Entergy Arkansas filed a motion to dismiss the application. Briefing is ongoing.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

•	efforts in Congress or at the EPA to establish a federal carbon dioxide emission tax, control structure or unit performance standards;

•	revisions to the estimates of the Social Cost of Carbon and its use for regulatory impact analysis of Federal laws and regulations;

•	implementation of the Regional Greenhouse Gas Initiative by several states in the northeastern United States and similar actions in other regions of the United States;

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

Entergy continues to support national legislation that would increase planning certainty for electric utilities while addressing carbon dioxide emissions in a responsible and flexible manner.  By virtue of its proportionally large investment in low-emitting gas-fired and nuclear generation technologies, Entergy has a low overall carbon dioxide emission “intensity,” or rate of carbon dioxide emitted per megawatt-hour of electricity generated.  In anticipation of the imposition of carbon dioxide emission limits on the electric industry in the future, Entergy initiated actions designed to reduce its exposure to potential new governmental requirements related to carbon dioxide emissions.  These voluntary actions included establishment of a formal program to stabilize owned power plant carbon dioxide emissions at 2000

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy levels through 2005, and Entergy succeeded in reducing emissions below 2000 levels. In 2006, Entergy started including emissions from controllable power purchases as well as its ownership share of generation.  Entergy established a second formal voluntary program to stabilize power plant carbon dioxide emissions and emissions from controllable power purchases, cumulatively over the period, at 20% below 2000 levels through 2010.  In 2011, Entergy extended this commitment through 2020.  Total carbon dioxide emissions representing Entergy’s ownership share of power plants and controllable power purchases in the United States were approximately 43.7 million tons in 2018 and 39.9 tons in 2017.

Entergy participates in the M.J. Bradley & Associates’ Annual Benchmarking Air Emissions Report, an annual analysis of the 100 largest U.S. electric power producers. The report is available on the M.J. Bradley website. Entergy’s annual greenhouse gas emissions inventory is also third-party verified, and that certification is made available on the American Carbon Registry website. Entergy participates annually in the Dow Jones Sustainability Index and in 2018 was listed on the North American Index. Entergy has been listed on the World or North American Index, or both, for seventeen consecutive years.

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

316(b) Cooling Water Intake Structures

The EPA finalized regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures. The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts. Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule. After litigation, the EPA issued a new final 316(b) rule in August 2014. Entergy is implementing a compliance plan for each affected facility in accordance with the requirements of the final rule.

Entergy filed a petition for review of the final rule as a co-petitioner with the Utility Water Act Group. The U.S. Court of Appeals for the Second Circuit heard oral argument in September 2017 and rendered its decision in July 2018. The U.S. Court of Appeals upheld the rule in its entirety. Environmental petitioners petitioned the Second Circuit for a panel rehearing or rehearing en banc, which was denied.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Army Corps of Engineers’ jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy’s operations. The final rule was challenged in various federal courts by several parties, including most states. In February 2017 the current administration issued an executive order instructing the EPA and the U.S. Army Corps of Engineers to review the Waters of the United States rule and to revise or rescind, as appropriate. The 2015 rule now is stayed throughout Entergy’s utility service territory by actions of the United States District Courts. In December 2018 the EPA released a prepublication copy of its revised definition of Waters of the United States which proposes to narrow the scope of the Clean Water Act jurisdiction, as compared to the 2015 rule. Comments will be due 60 days after publication in the Federal Register.

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

As part of the groundwater monitoring and protection program, Entergy has: (1) performed reviews of plant groundwater characteristics (hydrology) and historical records of past events on site that may have potentially impacted groundwater; (2) implemented fleet procedures on how to handle events that could impact groundwater; and (3) installed groundwater monitoring wells and began periodic sampling.  The program also includes protocols for notifying local officials if contamination is found.  To date, radionuclides such as tritium have been detected at Arkansas Nuclear One, Indian Point, Palisades, Pilgrim, Grand Gulf, and River Bend.  Each of these sites has installed groundwater monitoring wells and implemented a program for testing groundwater at the sites for the presence of tritium and other radionuclides.  Based on current information, the concentrations and locations of radionuclides detected at these plants pose no threat to public health or safety, but each site continues to evaluate the results from its groundwater monitoring program.

In February 2016, Entergy disclosed that elevated tritium levels had been detected in samples from several monitoring wells that are part of Indian Point’s groundwater monitoring program.  Investigation of the source of elevated tritium determined that the source was related to a temporary system to process water in preparation for the regularly scheduled refueling outage at Indian Point 2. The system was secured and is no longer in use and additional measures have been taken to prevent reoccurrence should the system be needed again. In June 2016, Indian Point detected trace amounts of cobalt 58 in a single well. This was associated with the draining and disassembly of a temporary heat exchanger operated in support of the Indian Point 2 outage. Oversight by the NRC and other federal/state government bodies continues. The NRC has issued a green notice of violation related to the adequacy of Entergy’s controls to prevent the introduction of radioactivity into the site groundwater. Entergy completed corrective actions and is working with the NRC on the closure of the notice of violation.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA to mandate clean-up by, or to collect reimbursement of clean-up costs from, owners or operators of sites at which hazardous substances may be or have been released.  Certain private parties also may use CERCLA to recover response costs.  Parties that transported hazardous substances to these sites or arranged for the disposal of the substances are also deemed liable by CERCLA.  CERCLA has been interpreted to impose strict, joint and several liability on responsible parties.  Many states have adopted programs similar to CERCLA.  Entergy subsidiaries in the Utility and Entergy Wholesale Commodities businesses have sent waste materials to various disposal sites over the years, and releases have occurred at Entergy facilities including nuclear facilities that have been or will be sold to decommissioning companies.  In addition, environmental laws now regulate certain of Entergy’s operating procedures and maintenance practices that historically were not subject to regulation.  Some disposal sites used by

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy subsidiaries have been the subject of governmental action under CERCLA or similar state programs, resulting in site clean-up activities.  Entergy subsidiaries have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs.  The affected Entergy subsidiaries have established provisions for the liabilities for such environmental clean-up and restoration activities.  Details of potentially material CERCLA and similar state program liabilities are discussed in the “Other Environmental Matters” section below.

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

The final regulations create new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse. As of December 31, 2018, Entergy has recorded asset retirement obligations related to CCR management of $18.4 million.

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

Pursuant to the EPA Rule, Entergy operates groundwater monitoring systems surrounding its coal combustion residual landfills located at White Bluff, Independence, and Nelson. Monitoring to date has detected concentrations of certain listed constituents in the area, but has not indicated that these constituents originated at the active landfill cells. Reporting has occurred as required, and detection monitoring will continue as the rule requires. In late-2017, Entergy determined that certain in-ground wastewater treatment system recycle ponds at its White Bluff and Independence facilities require management under the new EPA regulations. In order to meet these regulations, one of two recycle ponds at White Bluff commenced closure in October 2018. Additionally, the second recycle pond at White Bluff is planned for closure on or before October 31, 2020. Any potential requirements for corrective action or operational changes under the new EPA rule continue to be assessed. Notably, ongoing litigation has resulted in the EPA’s continuing review of the rule. Consequently, the nature and cost of additional corrective action requirements may depend, in part, on the outcome of the EPA’s review.

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

Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas that the TCEQ believes those entities are potentially responsible parties (PRPs) concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003.  Both soil and groundwater contamination exists at the site.  Entergy subsidiaries sent transformers to this facility.  Entergy Arkansas, Entergy Louisiana, and Entergy Texas responded to an information request from the TCEQ.  Entergy Louisiana and Entergy Texas joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Louisiana and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies’ involvement at the site.  Current estimates, although variable depending on ultimate remediation design and performance, indicate that Entergy’s total share of remediation costs likely will be approximately $1.5 million to $2 million.  Remediation activities continue at the site.

Entergy Texas

In December 2016 a transformer inside the Hartburg, Texas Substation had an internal fault resulting in a release of approximately 15,000 gallons of non-PCB mineral oil. Cleanup ensued immediately; however, rain caused much of the oil to spread across the substation yard and into a nearby wetland. The Texas Commission on Environmental Quality (TCEQ) and the National Response Center were immediately notified, and the TCEQ responded to the site approximately two hours after the cleanup was initiated. The remediation liability is estimated at $2.2 million; however, this number could fluctuate depending on the remediation extent and wetland mitigation requirements. In July 2017, Entergy entered into the Voluntary Cleanup Program with the TCEQ. Additional direction is expected from the TCEQ regarding final remediation requirements for the site. In November 2017, additional soil sampling was completed in the wetland area and, in February 2018, a site summary report of findings was submitted to the TCEQ. The TCEQ responded in June 2018 and has requested an ecological exclusion criteria checklist/Tier II screening-level ecological risk assessment, and additional site assessment, additional soil samples, groundwater samples, and some additional diagrams and maps. Entergy has developed and is implementing a response plan addressing the TCEQ’s requests.

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

Employees

Employees are an integral part of Entergy’s commitment to serving customers.  As of December 31, 2018, Entergy subsidiaries employed 13,688 people.

Utility:
Entergy Arkansas	1,258
Entergy Louisiana	1,656
Entergy Mississippi	713
Entergy New Orleans	278
Entergy Texas	600
System Energy	—
Entergy Operations	3,479
Entergy Services	3,525
Entergy Nuclear Operations	2,127
Other subsidiaries	52
Total Entergy	13,688

Approximately 4,700 employees are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the International Brotherhood of Teamsters, the United Government Security Officers of America, and the International Union, Security, Police, and Fire Professionals of America.

Availability of SEC filings and other information on Entergy’s website

Entergy electronically files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies, and amendments to such reports. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at http://www.sec.gov. Copies of the reports that Entergy files with the SEC can be obtained at the SEC’s website.

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

Entergy Louisiana historically sets electric base rates annually through a formula rate plan using an historic test year. The form of the formula rate plan, on a combined basis, was approved in connection with the business combination of Entergy Louisiana and Entergy Gulf States Louisiana and largely followed the formula rate plans that were approved by the LPSC in connection with the full electric base rate cases filed by those companies in February 2013. The formula rate plan has been extended through the test year 2019; certain modifications were made in that extension, including a decrease to the allowed return on equity and the addition of a transmission cost recovery mechanism. The formula rate plan continues to include exceptions from the rate cap and sharing requirements for certain large capital investment projects, including acquisition or construction of generating facilities and purchase power agreements approved by the LPSC and as noted, for certain transmission investment, among other items. MISO fuel and energy-related costs are recoverable in Entergy Louisiana’s fuel adjustment clause. In the event that the electric formula rate plan is not renewed or extended, Entergy Louisiana would revert to the more traditional rate case environment.

Entergy New Orleans previously operated under a formula rate plan that ended with the 2011 test year. Currently, based on a settlement agreement approved by the City Council, with limited exceptions, no action may be taken with respect to Entergy New Orleans’s base rates until rates are implemented in connection with the most recent base rate case that is filed regarding its electric and gas operations. Entergy New Orleans filed its most recent rate case in September 2018 and expects a decision by the City Council later in 2019, with rates to become effective as of August 2019.

The rates of System Energy are established by the FERC, and the costs allowed to be charged pursuant to these rates are, in turn, passed through to the participating Utility operating companies through the Unit Power Sales Agreement, which allows monthly adjustments to reflect the current operating costs of, and investment in, Grand Gulf. The Unit Power Sales Agreement is currently the subject of several litigation proceedings at the FERC, including a challenge with respect to System Energy’s authorized return on equity and capital structure. See Note 2 to the financial statements for further discussion of the proceedings.

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

The Utility operating companies historically engaged in the coordinated planning, construction, and operation of generating resources and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that had been approved by the FERC. The System Agreement terminated in its entirety on August 31, 2016.

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

The Utility operating companies participate in the MISO regional transmission planning process and are subject to risks associated with planning decisions that MISO makes in the exercise of control over the planning of the Utility operating companies’ transmission assets that are under MISO’s functional control. The Utility operating companies pay transmission rates that reflect the cost of transmission projects that the Utility operating companies do not own, which could increase cash or financing needs. MISO is currently evaluating through its stakeholder process potential changes in the transmission project criteria in MISO. These changes, if adopted, could potentially result in a larger volume of competitively bid and regionally cost allocated transmission projects. In addition to the cash and financing-related risks arising from the potential additional cost allocation to the Utility operating companies from these projects, there is a risk that the Utility operating companies’ business and financial position could be harmed as a result of lost investment opportunities and other effects that flow from an increased number of competitive projects being approved

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy and constructed that are interconnected with their transmission systems. Further, the terms and conditions of the MISO tariff, including provisions related to the design and implementation of wholesale markets and the allocation of transmission upgrade costs, are subject to regulation by the FERC. The operation of the Utility operating companies’ transmission system pursuant to the MISO tariff and their participation in the MISO wholesale markets may be adversely affected by regulatory or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements. In addition, orders from each of the Utility operating companies’ respective retail regulators generally require that the Utility operating companies make periodic filings setting forth the results of analysis of the costs and benefits realized from MISO membership as well as the projected costs and benefits of continued membership in MISO and/or requesting approval of their continued membership in MISO. These filings have been submitted periodically by each of the Utility operating companies as required by their respective retail regulators, and the outcome of the resulting proceedings may affect the Utility operating companies’ continued membership in MISO.

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

Nuclear capacity factors significantly affect the results of operations of certain Utility operating companies, System Energy, and Entergy Wholesale Commodities.  Nuclear plant operations involve substantial fixed operating costs.  Consequently, to be successful, a plant owner must consistently operate its nuclear power plants at high capacity factors, consistent with safety requirements. For the Utility operating companies that own nuclear plants, lower capacity factors can increase production costs by requiring the affected companies to generate additional energy, sometimes at higher costs, from their fossil facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs.  For the Entergy Wholesale Commodities nuclear plants, lower capacity factors directly affect revenues and cash flow from operations.  Entergy Wholesale Commodities’ forward sales are comprised of various hedge products, many of which have some degree of operational-contingent price risk. Certain unit-contingent contracts guarantee specified minimum capacity factors. In the event plants with these contracts were operating below the guaranteed capacity factors, Entergy would be subject to price risk for the undelivered power.  Further, Entergy Wholesale Commodities’ nuclear forward sales contracts can also be on a firm LD basis, which subjects Entergy to increasing price risk as capacity factors decrease. Many of these firm hedge products have damages risk.

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

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Outages at nuclear power plants to replenish fuel require the plant to be “turned off.”  Refueling outages generally are planned to occur once every 18 to 24 months and average approximately 30 days in duration.  Plant maintenance and upgrades are often scheduled during such planned outages, which often extends the planned outage duration.  When refueling outages last longer than anticipated or a plant experiences unplanned outages, capacity factors decrease and maintenance costs may increase.  Lower than forecasted capacity factors may cause Entergy Wholesale Commodities to experience reduced revenues and may also create damages risk with certain hedge products as previously discussed.

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities face risks related to the purchase of uranium fuel (and its conversion, enrichment, and fabrication). These risks could materially affect Entergy’s and their results of operations, financial condition and liquidity.

Based upon currently planned fuel cycles, Entergy’s nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through 2019 and beyond.  The nuclear fuel supply portfolio for the Entergy Wholesale Commodities segment is being adjusted to reflect reduced overall requirements related to the planned permanent shutdown of the Palisades, Pilgrim, Indian Point 2 and Indian Point 3 plants over the next three years. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners. While there are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. Market prices for nuclear fuel have been extremely volatile from time to time in the past, and may be subject to increased volatility due to the imposition of tariffs or shifting trade arrangements between countries.  Although Entergy’s nuclear fuel contract portfolio provides a degree of hedging against market risks for several years, costs for nuclear fuel in the future cannot be predicted with certainty due to normal inherent market uncertainties, and price changes could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities.

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

Entergy Arkansas, Entergy Louisiana, System Energy, and the Entergy Wholesale Commodities business face the risk that the NRC will change or modify its regulations, suspend, or revoke their licenses, or increase oversight of their nuclear plants, which could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

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

The nuclear generating units owned by certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business began commercial operations in the 1970s-1980s.  Older equipment may require more capital expenditures to keep each of these nuclear power plants operating safely and efficiently.  This equipment is also likely to require periodic upgrading and improvement.  Any unexpected failure, including failure associated with breakdowns, forced outages, or any unanticipated capital expenditures, could result in increased costs, some of which costs may not be fully recoverable by the Utility operating companies and System Energy in regulatory proceedings should there be a determination of imprudence.  Operations at any of the nuclear generating units owned and operated by Entergy’s subsidiaries could degrade to the point where the affected unit needs to be shut down or operated at less than full capacity.  If this were to happen, identifying and correcting the causes may require significant time and expense.  A decision may be made to close a unit rather than incur the expense of restarting it or returning the unit to full capacity.  For the Utility operating companies and System Energy, this could result in certain costs being stranded and potentially not fully recoverable in regulatory proceedings. For Entergy Wholesale Commodities, this could result in lost revenue and increased fuel and purchased power expense to meet supply commitments and penalties for failure to perform under their contracts with customers. In addition, the operation and maintenance of Entergy’s nuclear facilities require the commitment of substantial human resources that can result in increased costs.

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

Moreover, Entergy is becoming more dependent on fewer suppliers for key parts of Entergy’s nuclear power plants that may need to be replaced or refurbished, and in some cases, parts are no longer available and have to be reverse-engineered for replacement.  In addition, certain major parts have long lead-times to manufacture if an unplanned replacement is needed. This dependence on a reduced number of suppliers and long lead-times on certain major parts for unplanned replacements could result in delays in obtaining qualified replacement parts and, therefore, greater expense for Entergy.

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

Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere.  The Price-Anderson Act limits each reactor owner’s public liability (off-site) for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool, which is referred to as Secondary Financial Protection, up to approximately $137.6 million per reactor.   With 99 reactors currently participating, this translates to a total public liability cap of approximately $14 billion per incident.  The limit is subject to change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors.  As required by the Price-Anderson Act, the Utility operating companies, System Energy, and Entergy Wholesale Commodities carry the maximum available amount of primary nuclear off-site liability insurance with American Nuclear Insurers, which is $450 million for each operating site.  Claims for any nuclear incident exceeding that amount are covered under Secondary Financial Protection.  As a result, in the event of a nuclear incident that causes damages (off-site) in excess of the primary insurance coverage, each owner of a nuclear plant reactor, including Entergy’s Utility operating companies, System Energy, and the Entergy Wholesale Commodities plant owners, regardless of fault or proximity to the incident, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary insurance level, up to a maximum of approximately $137.6 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $1.238 billion).  The retrospective premium payment is currently limited to approximately $21 million per year per incident per reactor until the aggregate public liability for each licensee is paid up to the $137.6 million cap.

NEIL is a utility industry mutual insurance company, owned by its members, including the Utility operating companies, System Energy, and the owners of the Entergy Wholesale Commodities plants. All member plants could be subject to an annual assessment (retrospective premium of up to 10 times current annual premium for all policies) should the NEIL surplus (reserve) be significantly depleted due to insured losses.  As of December 31, 2018, the maximum annual assessment amounts total $118 million for the Utility plants.  Retrospective premium insurance

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy available through NEIL’s reinsurance treaty can cover the potential assessments and the Entergy Wholesale Commodities plants currently maintain the retrospective premium insurance to cover those potential assessments.

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

Under NRC regulations, nuclear plant owners are permitted to project the NRC-required decommissioning amount, based on an NRC formula or a site-specific estimate, and the amount that will be available in each nuclear power plant’s decommissioning trusts combined with any other decommissioning financial assurances in place.  The projections are made based on the operating license expiration date and the mid-point of the subsequent decommissioning process, or the anticipated actual completion of decommissioning if a site-specific estimate is used. If the projected amount of each individual plant’s decommissioning trusts exceeds the NRC-required decommissioning amount, then its decommissioning obligations are considered to be funded in accordance with NRC regulations.  If the projected costs do not sufficiently reflect the actual costs required to decommission these nuclear power plants, or funding is otherwise inadequate, or if the formula, formula inputs, or site-specific estimate is changed to require increased funding, additional resources or commitments would be required.  Furthermore, depending upon the level of funding available in the trust funds, the NRC may not permit the trust funds to be used to pay for related costs such as the management of spent nuclear fuel that are not included in the NRC’s formula.  The NRC may also require a plan for the provision of separate funding for spent fuel management costs.  In addition to NRC requirements, there are other decommissioning-related obligations for certain of the Entergy Wholesale Commodities nuclear power plants, which management believes it will be able to satisfy.

Further, federal or state regulatory changes, including mandated increases in decommissioning funding or changes in the methods or standards for decommissioning operations, may also increase the funding requirements of, or accelerate the timing for funding of, the obligations related to the decommissioning of the Utility operating companies, System Energy, or Entergy Wholesale Commodities nuclear power plants or may restrict the decommissioning-related costs that can be paid from the decommissioning trusts.  As a result, under any of these circumstances, Entergy’s results of operations, liquidity, and financial condition could be materially affected.

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

For further information regarding nuclear decommissioning costs, management’s decision to exit the merchant power business, the impairment charges that resulted from such decision, and the planned sales of Pilgrim and Palisades (which will include the transfer of each entity’s decommissioning trust), see the “Critical Accounting Estimates - Nuclear Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy, the “Entergy Wholesale Commodities Exit from the Merchant Power Business” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries, and Notes 9 and 14 to the financial statements.

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

New and existing concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel, in particular in the northern United States, which is where most of the current fleet of Entergy Wholesale Commodities nuclear power plants is located.  These concerns have led to, and may continue to lead to, various proposals to Federal regulators and governing bodies in some localities where Entergy’s subsidiaries own nuclear generating units for legislative and regulatory changes that might lead to the shutdown of nuclear units, additional requirements or restrictions related to spent nuclear fuel on-site storage and eventual disposal, or other adverse effects on owning, operating and decommissioning nuclear generating units.  Entergy vigorously responds to these concerns and proposals.  If any of the existing proposals, or any proposals that may arise in the future with respect to legislative and regulatory changes, become effective, they could have a material effect on Entergy’s results of operations, financial condition, and liquidity.

(Entergy Corporation)

Entergy Wholesale Commodities nuclear power plants are exposed to price risk.

Entergy and its subsidiaries do not have a regulator-authorized rate of return on their capital investments in non-utility businesses.  As a result, the sale of capacity and energy from the Entergy Wholesale Commodities nuclear power plants, unless otherwise contracted, is subject to the fluctuation of market power prices. In order to reduce future price risk to desired levels, Entergy Wholesale Commodities utilizes contracts that are unit-contingent and Firm LD and various products such as forward sales, options, and collars.  As of December 31, 2018, Entergy Wholesale Commodities’ nuclear power generation plants had sold forward 98% in 2019, 94% in 2020, 91% in 2021, and 66% in 2022 of its generation portfolio’s planned energy output, reflecting the planned shutdown or sale of the Entergy Wholesale Commodities nuclear power plants by mid-2022.

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

Entergy reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain.  Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from the operations of such assets.  Projected net cash flows depend on the expected operating life of the assets, the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy and capacity over the remaining life of the assets.  In particular, the assets of the Entergy Wholesale Commodities business are subject to further impairment in connection with the closure or sale of its nuclear power plants. Moreover, prior to the closure or sale of these plants, the failure of the Entergy Wholesale Commodities business to achieve forecasted operating results and cash flows, an unfavorable change in forecasted operating results or cash flows, a reduction in the expected remaining useful life of a unit, or a decline in observable industry market multiples could all result in potential additional impairment charges for the affected assets.

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

Entergy’s business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms.  At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies and Entergy Wholesale Commodities.  In addition, Entergy’s and the Utility operating companies’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in Entergy’s service territory with Hurricane Katrina and Hurricane Rita in 2005, Hurricane Gustav and Hurricane Ike in 2008, and Hurricane Isaac in 2012.  The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel or purchased power costs or storm restoration costs, higher than expected pension contributions, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, changes in regulation or governmental policy (including tax and trade policy), or other unknown events, could cause the financing needs of Entergy and its subsidiaries to increase.  In addition, accessing the debt capital markets more frequently in these situations may result in an increase in leverage.  Material leverage increases could negatively affect the credit ratings of Entergy and the Utility operating companies, which in turn could negatively affect access to the capital markets.

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

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Most of Entergy Corporation’s and its subsidiaries’ large customers, suppliers, and counterparties require sufficient creditworthiness to enter into transactions.  If Entergy Corporation’s or its subsidiaries’ ratings decline, particularly below investment grade, or if certain counterparties believe Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas, and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy Corporation or its subsidiaries. At December 31, 2018, based on power prices at that time, Entergy had liquidity exposure of $126 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $52 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2018, Entergy would have been required to provide approximately $69 million of additional cash or letters of credit under some of the agreements. As of December 31, 2018, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $310 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

Recent U.S. tax legislation may materially adversely affect Entergy’s financial condition, results of operations, and cash flows.

The recently enacted Tax Cuts and Jobs Act of 2017 significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, and altering the expensing of capital expenditures. The legislation and interpretive guidance from the IRS are unclear in certain respects and will require further interpretations and implementing regulations by the IRS, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain impacts of the legislation.

As further described in Note 3 to the financial statements, Entergy recorded a reduction of certain of its net deferred income tax assets (including the value of its net operating loss carryforwards) and regulatory liabilities, resulting in a charge against earnings in the fourth quarter 2017 of $526 million, including a $34 million net-of-tax reduction of regulatory liabilities, and Entergy and the Utility operating companies recorded a reduction of approximately $3.7 billion on a consolidated basis in certain of its net deferred tax liabilities and a corresponding increase in net regulatory liabilities. As a result of amortization of accumulated deferred income taxes and payment of such amounts to customers in 2018, Entergy’s net regulatory liability for income taxes balance is $2.1 billion as of December 31, 2018. Depending on the outcome of IRS examinations or tax positions and elections that Entergy may make, Entergy and the Registrant Subsidiaries may be required to record additional charges or credits to income tax expense. Further, there may be other material effects resulting from the legislation that have not been identified.

Entergy believes that interpretations and implementing regulations by the IRS, as well as potential amendments and technical corrections, could result in lessening the impacts of certain aspects of this legislation. If Entergy is unable to successfully pursue avenues to manage the effects of the new tax legislation, or if additional interpretations, regulations, amendments, or technical corrections exacerbate the effects of the legislation, the legislation could have a material effect on Entergy’s results of operations, financial condition, and cash flows.

For further information regarding the effects of the Act, see the “Income Tax Legislation” section of Management’s Financial Discussion and Analysis for Entergy. Also, Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 and 2018 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

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

From time to time, Entergy and its subsidiaries have pursued and may continue to pursue strategic transactions including merger, acquisition, divestiture, joint venture, restructuring or other strategic transactions. For example, Entergy announced that on July 30, 2018, it entered into purchase and sale agreements with Holtec International to sell to a Holtec subsidiary (i) 100% of the equity interests in Entergy Nuclear Generation Company, the owner of the Pilgrim Nuclear Power Station, and (ii) 100% of the equity interests in Entergy Nuclear Palisades, LLC, the owner of the Palisades Nuclear Power Plant and the Big Rock Point Site. In addition, as part of Entergy’s plan to exit the merchant power business, it plans to shut down its remaining merchant nuclear power plants by mid-2022. Last, as further described in the “Capital Expenditure Plans and Other Uses of Capital” section of Management’s Financial Discussion and Analysis for Entergy, a significant portion of Entergy’s utility business over the next several years includes the construction and /or purchase of a variety of generating units. These transactions and plans are or may become subject to regulatory approval and other material conditions or contingencies. The failure to complete these transactions or plans or any future strategic transaction successfully or on a timely basis could have an adverse effect on Entergy’s financial condition, results of operations and the market’s perception of Entergy’s ability to execute its strategy. Further, these transactions, and any completed or future strategic transactions, involve substantial risks, including the following:

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

For further information regarding capital expenditure plans and other uses of capital in connection with the potential construction and/or purchase of additional generation supply sources within the Utility operating companies’ service territory, and as to the Entergy Wholesale Commodities business, see the “Capital Expenditure Plans and Other Uses of Capital” section of Management’s Financial Discussion and Analysis for Entergy and each of the Registrant Subsidiaries.

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

Emissions of nitrogen and sulfur oxides, mercury, particulates, greenhouse gases, and other regulated air emissions from generating plants are potentially subject to increased regulation, controls and mitigation expenses.  In addition, existing air regulations and programs promulgated by the EPA often are challenged legally, or are revised or withdrawn by the EPA, sometimes resulting in large-scale changes to anticipated regulatory regimes and the resulting need to shift course, both operationally and economically, depending on the nature of the changes.  Risks relating to global climate change, initiatives to compel greenhouse gas emission reductions, and water availability issues are discussed below.

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

Entergy’s business is subject to extensive and mandatory reliability standards.  Such standards, which are established by the North American Electric Reliability Corporation (NERC), the SERC Reliability Corporation (SERC), and other regional enforcement entities, are approved by the FERC and frequently are reviewed, amended, and supplemented.  Failure to comply with such standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of such standards.  The standards, as well as the laws and regulations that govern them, are subject to judicial interpretation and to the enforcement discretion vested in the implementing agencies.  In addition to exposure to civil penalties and fines, the Utility operating companies have incurred and expect to incur significant costs related to compliance with new and existing reliability standards, including costs associated with the Utility operating companies’ transmission system and generation assets.  In addition, the retail regulators of the Utility operating companies may seek to impose standards governing the reliable operation of the Utility operating companies’ distribution systems, including penalties if these standards are not met. The changes to the reliability standards applicable to the electric power industry are ongoing, and Entergy cannot predict the ultimate effect that the reliability standards will have on its Utility and Entergy Wholesale Commodities businesses.

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Weather, economic conditions, technological developments, and other factors may have a material impact on electricity and gas usage and otherwise materially affect the Utility operating companies’ results of operations.

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

Entergy’s electricity sales volumes are affected by a number of factors, including economic conditions, weather, customer bill sizes (large bills tend to induce conservation), trends in energy efficiency, new technologies and self-generation alternatives, including the willingness and ability of large industrial customers to develop co-generation facilities that greatly reduce their demand from Entergy. Some of these factors are inherently cyclical or temporary in nature, such as the weather or economic conditions, and rarely have a long-lasting effect on Entergy’s operating results.  Others, such as the increasing adoption of energy efficient appliances, new building codes, distributed energy resources, energy storage, demand side management and new technologies such as rooftop solar are having a more permanent effect of reducing sales growth rates from historical norms. As a result of these emerging efficiencies and technologies, the Utility operating companies may lose customers or experience lower usage per customer in the residential and commercial classes, and further advances have the potential to limit sales growth in the future. The Utility operating companies also may face competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies. In addition, electricity sales to industrial customers, in particular, benefit from steady economic growth and favorable commodity prices; however, they are sensitive to changes in conditions in the markets in which its customers operate.  Any negative change in any of these or other factors has the potential to result in slower sales growth or sales declines and increased bad debt expense, which could materially affect Entergy’s and the Utility operating companies’ results of operations, financial condition, and liquidity.

The effects of climate change and environmental and regulatory obligations intended to compel greenhouse gas emission reductions or increase renewable energy requirements or to place a price on greenhouse gas emissions could materially affect the financial condition, results of operations, and liquidity of Entergy, the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business.

In an effort to address climate change concerns, some federal, state, and local authorities are calling for additional laws and regulations aimed at known or suspected causes of climate change.  For example, in response to the United States Supreme Court’s 2007 decision holding that the EPA has authority to regulate emissions of CO2 and other “greenhouse gases” under the Clean Air Act, the EPA, various environmental interest groups, and other organizations focused considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  In 2010, the EPA promulgated its first regulations controlling greenhouse gas emissions from certain vehicles and from new and significantly modified stationary sources of emissions, including electric generating units.  During 2012 and 2014, the EPA proposed CO2 emission standards for new and existing sources. The EPA finalized these standards in 2015; however, in subsequent years the EPA has proposed to repeal and replace certain of those regulations. As examples of state action, in the Northeast, the Regional Greenhouse Gas Initiative establishes a cap on CO2 emissions from electric power plants and requires generators to purchase emission permits to cover their CO2 emissions, and a similar program has been developed in California. The impact that continued changes in the governmental response to climate change risk will have on existing and pending environmental laws and regulations related to greenhouse gas emissions is currently unclear.

Developing and implementing plans for compliance with greenhouse gas emissions reduction or renewable energy requirements can lead to additional capital, personnel, and operation and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects; moreover, long-term planning to meet environmental requirements can be negatively impacted and costs may increase to the extent laws and regulations change prior to full implementation.  These requirements could, in turn, lead to changes in the planning or operations of balancing authorities or organized markets in areas where the Utility operating companies, System Energy, or Entergy Wholesale Commodities do business. Violations of such requirements may subject Entergy Wholesale Commodities and the Utility operating companies to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  To

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy the extent Entergy believes any of these costs are recoverable in rates, however, additional material rate increases for customers could be resisted by Entergy’s regulators and, in extreme cases, Entergy’s regulators might deny or defer timely recovery of these costs.  Future changes in environmental regulation governing the emission of CO2 and other greenhouse gases or mix of generation sources could make some of Entergy’s electric generating units uneconomical to maintain or operate, and could increase the difficulty that Entergy and its subsidiaries have with obtaining or maintaining required environmental regulatory approvals, which could also materially affect the financial condition, results of operations and liquidity of Entergy and its subsidiaries.  In addition, lawsuits have occurred or are reasonably expected against emitters of greenhouse gases alleging that these companies are liable for personal injuries and property damage caused by climate change.  These lawsuits may seek injunctive relief, monetary compensation, and punitive damages.

In addition to the regulatory and financial risks associated with climate change discussed above, potential physical risks from climate change include an increase in sea level, wind and storm surge damages, wildfires, wetland and barrier island erosion, risks of flooding and changes in weather conditions, (such as increases in precipitation, drought, or changes in average temperatures), and potential increased impacts of extreme weather conditions or storms.  Entergy subsidiaries own assets in, and serve, communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands.  A significant portion of the nation’s oil and gas infrastructure is located in these areas and susceptible to storm damage that could be aggravated by the physical impacts of climate change, which could give rise to fuel supply interruptions and price spikes. Entergy and its subsidiaries also face the risk that climate change could impact the availability and quality of water supply necessary for operations.

These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and transmission and distribution systems resulting in increased maintenance and capital costs (and potential increased financing needs), limits on the Entergy System’s ability to meet peak customer demand, more frequent and longer lasting outages, increased regulatory oversight, and lower customer satisfaction.  Also, to the extent that climate change adversely impacts the economic health of a region or results in energy conservation or demand side management programs, it may adversely impact customer demand and revenues.  Such physical or operational risks could have a material effect on Entergy’s, Entergy Wholesale Commodities’, System Energy’s, and the Utility operating companies’ financial condition, results of operations, and liquidity.

Continued and future availability and quality of water for cooling, process, and sanitary uses could materially affect the financial condition, results of operations, and liquidity of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business.

Water is a vital natural resource that is also critical to the Utility operating companies’, System Energy’s, and Entergy Wholesale Commodities’ business operations.  Entergy’s facilities use water for cooling, boiler make-up, sanitary uses, potable supply, and many other uses.  Entergy’s Utility operating companies also own and/or operate hydroelectric facilities.  Accordingly, water availability and quality are critical to Entergy’s business operations.  Impacts to water availability or quality could negatively impact both operations and revenues.

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

Domestic or international terrorist attacks, cyber attacks, and failures or breaches of Entergy’s and its subsidiaries’ or their suppliers’ technology systems may adversely affect Entergy’s results of operations.

As an operator of critical infrastructure, Entergy and its subsidiaries face heightened risk of an act or threat of terrorism and cyber attacks, by domestic or foreign actors, whether as a direct act against one of Entergy’s generation, transmission or distribution facilities, or operations centers, or infrastructure and information technology systems used to manage, monitor, and transport power to customers and perform day-to-day business functions. In addition, Entergy has increased its use of and reliance on the Internet in connection with its initiatives, including smart-grid-related projects. The Internet is inherently vulnerable and subject to disability or failure due to malicious activity, viruses, and other types of security events that would heighten the risk of a cyber attack. An actual act could affect Entergy’s ability to operate, including its ability to operate the information technology systems and network infrastructure on which it relies to conduct its business. While malware was discovered on Entergy’s business network in 2018, and was remediated on a timely basis, it did not affect Entergy’s operational systems, generation plants (including nuclear), or transmission and distribution networks, nor did it have a material effect on Entergy’s business operations. Additionally, within Entergy’s industry, there have been attacks on energy infrastructure. Although it appears that the impact of such attacks on operations has been minimal to date, there may be more attacks in the future and the impact of such attacks may be significant. This risk may be enhanced by the efforts of cyber actors associated with governments that have carried out campaigns of cyber-enabled theft targeting global technology service providers and their customers. The Utility operating companies also face heightened risk of an act or threat by cyber criminals intent on accessing personal information for the purpose of committing identity theft, taking company-sensitive data, or disrupting their ability to operate.

Entergy and its subsidiaries operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure in accordance with mandatory and prescriptive reliability and security standards. Despite the implementation of multiple layers of security by Entergy and its subsidiaries, technology systems remain vulnerable to potential existing and new threats that could lead to

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy unauthorized access to or loss of availability of critical systems essential to the reliable operation of Entergy’s electric system. Moreover, the functionality of Entergy’s technology systems depends on both its and third-party systems to which Entergy is connected directly or indirectly (such as systems belonging to suppliers, vendors and contractors, including cloud-service providers supporting business operations). While Entergy has processes in place to assess systems of certain of these suppliers, vendors and contractors, Entergy does not ultimately control the adequacy of their defenses against cyber and other attacks, but has implemented oversight measures to assess maturity and manage third-party risk. If Entergy’s or its subsidiaries’ technology systems were compromised and unable to detect or recover in a timely fashion to a normal state of operations, Entergy or its subsidiaries may be unable to perform critical business functions that are essential to the company’s well-being and the health, safety, and security needs of its customers. In addition, an attack on its information technology infrastructure may result in a loss of its confidential, sensitive, and proprietary information, including personal information of its customers, employees, vendors, and others in Entergy’s care.

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

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  Charges under the Unit Power Sales Agreement are paid by the Utility operating companies as consideration for their respective entitlements to receive capacity and energy.  The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which expires in November 2044. System Energy’s financial condition depends both on the receipt of payments from the Utility operating companies under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf. The Unit Power Sales Agreement is currently the subject of several litigation proceedings at the FERC, including a challenge with respect to System Energy’s authorized return on equity and capital structure. See Note 2 to the financial statements for further discussion of the proceedings.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

For information regarding the Unit Power Sales Agreement, the sale and leaseback transactions and certain other agreements relating to the Entergy System companies’ support of System Energy (including the Capital Funds Agreement), see Notes 8 and 10 to the financial statements and the “Utility - System Energy and Related Agreements” section of Part I, Item 1.

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

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Internal Restructuring

In November 2017, Entergy Arkansas filed an application with the APSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Arkansas to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. Entergy Arkansas also filed a notice with the Missouri Public Service Commission in December 2017 out of an abundance of caution, although Entergy Arkansas does not serve any retail customers in Missouri. In April 2018 the Missouri Public Service Commission approved Entergy Arkansas’s filing. In July 2018, Entergy Arkansas filed a settlement, reached by all parties in the APSC proceeding, resolving all issues. The APSC approved the settlement agreement and restructuring in August 2018. Pursuant to the settlement agreement, Entergy Arkansas will credit retail customers $39.6 million over six years, beginning in 2019. Entergy Arkansas also received the required FERC and NRC approvals.
In November 2018, Entergy Arkansas undertook a multi-step restructuring, including the following:

•	Entergy Arkansas, Inc. redeemed its outstanding preferred stock at the aggregate redemption price of approximately $32.7 million.

•	Entergy Arkansas, Inc. converted from an Arkansas corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Arkansas, Inc. allocated substantially all of its assets to a new subsidiary, Entergy Arkansas Power, LLC, a Texas limited liability company (Entergy Arkansas Power), and Entergy Arkansas Power assumed substantially all of the liabilities of Entergy Arkansas, Inc., in a transaction regarded as a merger under the TXBOC. Entergy Arkansas, Inc. remained in existence and held the membership interests in Entergy Arkansas Power.

•
Entergy Arkansas, Inc. contributed the membership interests in Entergy Arkansas Power to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy Arkansas Power is a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

In December 2018, Entergy Arkansas, Inc. changed its name to Entergy Utility Property, Inc., and Entergy Arkansas Power then changed its name to Entergy Arkansas, LLC. Entergy Arkansas, LLC holds substantially all of the assets, and assumed substantially all of the liabilities, of Entergy Arkansas, Inc. The transaction was accounted for as a transaction between entities under common control.

Results of Operations

Net Income

2018 Compared to 2017

Net income increased $112.9 million primarily due to a lower effective income tax rate and higher net revenue, each after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, and lower other income.

2017 Compared to 2016

Net income decreased $27.4 million primarily due to higher nuclear refueling outage expenses, higher depreciation and amortization expenses, higher taxes other than income taxes, and higher interest expense, partially offset by higher other income.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Net Revenue

2018 Compared to 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing 2018 to 2017.

Amount
(In Millions)

2017 net revenue	$1,522.6
Return of unprotected excess accumulated deferred income taxes to customers	(367.7)
Formula rate plan regulatory provision	(35.1)
Retail electric price	84.8
Volume/weather	86.5
Other	14.7
2018 net revenue	$1,305.8

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. There is no effect on net income as the reduction in net revenue was offset by a reduction in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The formula rate plan regulatory provision is due to a provision recorded in the fourth quarter 2018 in connection with the 2019 formula rate plan filing that will be made in July 2019 associated with 2018. The provision is the estimate of the historical year netting adjustment that will be included in the 2019 filing to reflect the change in formula rate plan revenues associated with actual 2018 results when compared to the allowed rate of return on common equity. See Note 2 to the financial statements for a discussion of the formula rate plan.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2018 and an increase in the energy efficiency rider effective January 2018, each as approved by the APSC. See Note 2 to the financial statements for further discussion of the formula rate plan filing.

The volume/weather variance is primarily due to an increase of 1,637 GWh, or 8%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily due to a new customer in the primary metals industry and an increase in demand from mid-size to small customers.

2017 Compared to 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2017 to 2016.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Other Income Statement Variances

2018 Compared to 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $16 million in energy efficiency costs;

•	an increase of $10.4 million in fossil-fueled generation expenses primarily due to higher long-term service agreement costs and higher labor costs in 2018 as compared to 2017;

•	an increase of $4.4 million in information technology expenses primarily due to higher labor costs and higher contract costs; and

•	an increase of $4 million as a result of the amount of transmission costs allocated by MISO.

The increase was partially offset by higher nuclear insurance refunds of $6.5 million and the receipts of stator-related settlements of $6.2 million in 2018.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other income decreased primarily due to changes in decommissioning trust fund investment activity, including portfolio rebalancings for the decommissioning trust funds in 2018 and 2017.

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

•	an increase of $9.5 million in transmission and distribution expenses primarily due to higher vegetation maintenance costs and higher labor costs, including contract labor;

•	an increase of $5.9 million in compensation and benefits costs primarily due to higher incentive-based compensation accruals in 2017 as compared to 2016; and

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

•
a decrease of $5.2 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs, partially offset by an overall higher scope of work including plant outages in 2017 as compared to 2016.

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

Other income increased primarily due to higher realized gains in 2017 compared to 2016 on the decommissioning trust fund investments, including portfolio rebalancings for the decommissioning trust funds.

Interest expense increased primarily due to:

•
an increase of $3.3 million in estimated interest expense recorded in connection with the opportunity sales proceeding. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding;

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Income Taxes

The effective income tax rates for 2018, 2017, and 2016 were 669.7%, 40.1%, and 39.2%, respectively. The difference in the effective income tax rate versus the federal statutory rate of 21% for 2018 was primarily due to the amortization of excess accumulated deferred income taxes. See Note 3 to the financial statements for a reconciliation of the federal statutory rates of 21% for 2018 and 35% for 2017 and 2016 to the effective income tax rates.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 and 2018 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2018, 2017, and 2016 were as follows:

	2018	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,216	$20,509	$9,135

Net cash provided by (used in):
Operating activities	211,825	555,556	676,511
Investing activities	(688,727)	(829,312)	(947,995)
Financing activities	470,805	259,463	282,858
Net increase (decrease) in cash and cash equivalents	(6,097)	(14,293)	11,374

Cash and cash equivalents at end of period	$119	$6,216	$20,509

Operating Activities

Net cash flow provided by operating activities decreased $343.7 million in 2018 primarily due to:

•
the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act;

•
payments of $135 million to the other Utility operating companies as a result of a compliance filing made in response to the FERC’s October 2018 order in the opportunity sales proceeding. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding; and

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•
income tax payments of $44.4 million in 2018 compared to income tax refunds of $8.1 million in 2017. Entergy Arkansas had income tax payments in 2018 and income tax refunds in 2017 in accordance with an intercompany income tax allocation agreement. The income tax payments in 2018 primarily resulted from the settlement of the 2012-2013 audit. The income tax refunds in 2017 resulted from the utilization of Entergy Arkansas’s net operating losses.

The decrease was partially offset by:

•	the timing of recovery of fuel and purchased power costs;

•	the effect of favorable weather on billed sales;

•	the timing of collection of receivables from customers; and

•
a decrease of $15.6 million in pension contributions in 2018. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

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

Investing Activities

Net cash flow used in investing activities decreased $140.6 million in 2018 primarily due to:

•	a decrease of $62.4 million in nuclear construction expenditures primarily due to a lower scope of work performed on various nuclear projects in 2018 as compared to 2017;

•
a decrease of $55.8 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
a decrease of $23.5 million in fossil-fueled generation construction expenditures primarily due to the timing of outages and a lower scope of work performed on various projects in 2018 as compared to 2017.

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

The decrease was partially offset by:

•	an increase of $50.4 million in nuclear construction expenditures primarily due to a higher scope of work performed on various nuclear projects in 2017 as compared to 2016;

•
an increase of $37.7 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase of $32.9 million in information technology construction expenditures primarily due to increased spending on substation technology upgrades;

•	an increase of $22.3 million in fossil-fueled generation construction expenditures primarily due to a higher scope of work performed on various projects in 2017 as compared to 2016; and

•	an increase of $11.2 million due to increased spending on advanced metering infrastructure.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Entergy Arkansas’s cash provided by financing activities increased $211.3 million in 2018 primarily due to:

•
a $350 million capital contribution from Entergy Corporation in May 2018 in anticipation of the return of unprotected excess accumulated deferred income taxes to customers and upcoming planned capital investments;

•	the repayment, in 2017, of Entergy Arkansas nuclear fuel company variable interest entity’s $60 million of 2.62% Series K notes;

•	the repayment, in 2017, of $54.7 million of 1.55% pollution control revenue bonds;

•	net long-term borrowings of $34.7 million in 2018 on the Entergy Arkansas nuclear fuel company variable interest entity credit facility; and

•	the issuance of $250 million of 4.0% Series first mortgage bonds in May 2018 as compared to the issuance of $220 million of 3.5% Series first mortgage bonds in May 2017.

The increase was partially offset by:

•
net repayments of short-term borrowings of $50 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2018 as compared to net short-term borrowings of $50 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2017;

•	money pool activity;

•	an increase of $76.8 million in common equity distributions paid in 2018 primarily to maintain Entergy Arkansas’s target capital structure; and

•
the redemption of $31 million of preferred stock in 2018 in connection with the internal restructuring. See Note 2 to the financial statements for further discussion of the internal restructuring and Note 6 to the financial statements for details of preferred stock activity.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $16.6 million in 2018 compared to increasing by $114.9 million in 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

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

•
$15 million in common stock dividends paid in 2017 primarily to maintain Entergy Arkansas’s target capital structure. There were no common stock dividends paid in 2016 in anticipation of the purchase of Power Block 2 of the Union Power Station.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

See Note 5 to the financial statements for further details of long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Arkansas is primarily due to the $350 million capital contribution from Entergy Corporation in 2018.

	December 31, 2018	December 31, 2017
Debt to capital	52.0%	55.5%
Effect of excluding the securitization bonds	(0.2%)	(0.3%)
Debt to capital, excluding securitization bonds (a)	51.8%	55.2%
Effect of subtracting cash	—%	—%
Net debt to net capital, excluding securitization bonds (a)	51.8%	55.2%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a distribution, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Arkansas may issue incremental debt or reduce distributions, or both, to maintain its targeted capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing distributions, Entergy Arkansas may receive equity contributions to maintain the targeted capital structure.

Uses of Capital

Entergy Arkansas requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	distribution and interest payments.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Arkansas’s planned construction and other capital investments.

	2019	2020	2021
	(In Millions)
Planned construction and capital investment:
Generation	$210	$220	$385
Transmission	145	95	65
Distribution	245	270	290
Utility Support	130	100	75
Total	$730	$685	$815

Following are the amounts of Entergy Arkansas’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2019	2020-2021	2022-2023	after 2023	Total
	(In Millions)
Long-term debt (a)	$136	$780	$489	$4,128	$5,533
Operating leases	$20	$26	$17	$24	$87
Purchase obligations (b)	$525	$966	$619	$3,800	$5,910

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Arkansas, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which are discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Arkansas currently expects to contribute approximately $27.1 million to its qualified pension plans and approximately $501 thousand to its other postretirement health care and life insurance plans in 2019, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Arkansas has $124.8 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy Arkansas pays distributions from its earnings at a percentage determined monthly.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Advanced Metering Infrastructure (AMI)

In September 2016, Entergy Arkansas filed an application seeking a finding from the APSC that Entergy Arkansas’s deployment of AMI is in the public interest. Entergy Arkansas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Arkansas’s modernized power grid. The filing included an estimate of implementation costs for AMI of $208 million. The filing identified a number of quantified and unquantified benefits, and Entergy Arkansas provided a cost benefit analysis showing that its AMI deployment is expected to produce a nominal net benefit to customers of $406 million. Entergy Arkansas also sought to continue to include in rate base the remaining book value of existing meters, which was approximately $57 million at December 31, 2015, that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Arkansas proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Deployment of the communications network began in 2018. Entergy Arkansas proposed to include the AMI deployment costs and the quantified benefits in future formula rate plan filings, and the 2018 costs were approved in the 2017 formula rate plan filing. In June 2017 the APSC staff and Arkansas Attorney General filed direct testimony. The APSC staff generally supported Entergy Arkansas’s AMI deployment conditioned on various recommendations. The Arkansas Attorney General’s consultant primarily recommended denial of Entergy Arkansas’s application but alternatively suggested recommendations in the event the APSC approves Entergy Arkansas’s proposal. Entergy Arkansas filed rebuttal testimony in June 2017, substantially accepting the APSC staff’s recommendations. In August 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement. In October 2017 the APSC issued an order finding that Entergy Arkansas’s AMI deployment is in the public interest and approving the settlement agreement subject to a minor modification. Entergy Arkansas expects to recover the undepreciated balance of its existing meters through a regulatory asset to be amortized over 15 years.

Sources of Capital

Entergy Arkansas’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred membership interest issuances;

•	capital contributions; and

•	bank financing under new or existing facilities.

Entergy Arkansas may refinance, redeem, or otherwise retire debt prior to maturity, to the extent market conditions and interest rates are favorable.

All debt and common and preferred membership interest issuances by Entergy Arkansas require prior regulatory approval.  Debt issuances are also subject to issuance tests set forth in Entergy Arkansas’s bond indentures and other agreements.  Entergy Arkansas has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Arkansas’s payables to the money pool were as follows as of December 31 for each of the following years.

2018	2017	2016	2015
(In Thousands)
$182,738	$166,137	$51,232	$52,742

See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in September 2023. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2019.  The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of December 31, 2018, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2018, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements for further discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in September 2021.  As of December 31, 2018, $59.6 million in loans were outstanding under the Entergy Arkansas nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for further discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas obtained authorization from the FERC through November 2020 for short-term borrowings not to exceed an aggregate amount of $250 million at any time outstanding and borrowings by its nuclear fuel company variable interest entity. See Note 4 to the financial statements for further discussion of Entergy Arkansas’s short-term borrowing limits. The long-term securities issuances of Entergy Arkansas are limited to amounts authorized by the FERC. The APSC has concurrent jurisdiction over Entergy Arkansas’s first mortgage bond/secured issuances. Entergy Arkansas has obtained long-term financing authorization from the FERC that extends through November 2020. Entergy Arkansas has obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2020.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2016 Formula Rate Plan Filing

In July 2016, Entergy Arkansas filed with the APSC its 2016 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2017 test period to be below the formula rate plan bandwidth. The filing requested a $67.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%. In October 2016, Entergy Arkansas filed with the APSC revised formula rate plan attachments with an updated request for a $54.4 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors, as well as three additional adjustments identified as appropriate by Entergy Arkansas. In November 2016 a hearing was held and the APSC issued an order directing the parties to brief certain issues. In December 2016 the APSC approved a settlement agreement and the $54.4 million revenue requirement increase with approximately $25 million of the $54.4 million revenue requirement subject to possible future adjustment and refund to customers with interest. The APSC requested supplemental information for some of Entergy Arkansas’s requested nuclear expenditures. In December 2016 the APSC approved Entergy Arkansas’s formula rate plan compliance tariff, and the rates became effective with the first billing cycle of January 2017. In April 2017, Entergy Arkansas filed a motion consented to by all parties requesting that it be permitted to submit the supplemental information requested by the APSC in conjunction with its 2017 formula rate plan filing, which was subsequently made in July 2017 and is discussed below. In May 2017 the APSC approved the joint motion and proposal to review Entergy Arkansas’s supplemental information on a concurrent schedule with the 2017 formula rate plan filing. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement resolving all issues in the proceeding and providing for recovery of the 2017 and 2018 nuclear costs. In December 2017 the APSC approved the settlement agreement and recovery of the 2017 and 2018 nuclear costs.

2017 Formula Rate Plan Filing

In July 2017, Entergy Arkansas filed with the APSC its 2017 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2018 test period to be below the formula rate plan bandwidth.  The filing projected a $129.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%.  Entergy Arkansas’s formula rate plan is subject to a four percent annual revenue constraint and the projected annual revenue requirement increase exceeded the four percent, resulting in a proposed increase for the 2017 formula rate plan of $70.9 million. In October 2017, Entergy Arkansas filed with the APSC revised formula rate plan attachments that projected a $126.2 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors. The revised formula rate plan filing included a proposed $71.1 million revenue requirement increase based on a revision to the four percent constraint calculation. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement resolving all issues in the proceeding and providing for recovery of the 2017 and 2018 nuclear costs. In December 2017 the APSC approved the settlement agreement and the $71.1 million revenue requirement increase, as well as Entergy Arkansas’s formula rate plan compliance tariff, and the rates became effective with the first billing cycle of January 2018.

2018 Formula Rate Plan Filing

In July 2018, Entergy Arkansas filed with the APSC its 2018 formula rate plan filing to set its formula rate for the 2019 calendar year. The filing shows Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2019 test period to be below the formula rate plan bandwidth. Additionally, the filing includes the first netting adjustment under the current formula rate plan for the historical test year 2017, reflecting the change in formula rate plan revenues associated with actual 2017 results when compared to the allowed rate of return on equity. The filing includes a projected $73.4 million revenue deficiency for 2019 and a $95.6 million revenue deficiency for the 2017 historical test year, for a total revenue requirement of $169 million for this filing. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeds the constraint, the resulting increase is limited to four percent of total revenue, which originally was $65.4 million but was increased to $66.7

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

million based upon the APSC staff’s updated calculation of 2018 revenue, which included additional actual revenues for 2018. In October 2018, Entergy Arkansas and the parties to the proceeding filed joint motions to approve a partial settlement agreement as to certain factual issues and agreed to brief contested legal issues. In November 2018 the APSC held a hearing and was briefed on a certain contested legal issue. In December 2018 the APSC issued a decision related to the initial legal brief, approved the partial settlement agreement and $66.7 million revenue requirement increase, as well as Entergy Arkansas’s formula rate plan, with updated rates going into effect for the first billing cycle of January 2019. An additional schedule was issued by the APSC for briefing other contested issues, the outcome of which did not affect the 2018 filing but could affect future Entergy Arkansas formula rate plan filings. That briefing was completed in February 2019, and the APSC has not indicated when a decision on those issues can be expected.

Similar to the 2018 filing, the formula rate plan filing that will be made in 2019 to set the formula rates for the 2020 calendar year will include a netting adjustment that will compare projected costs and sales for 2018 that were approved in the 2017 formula rate plan filing to actual 2018 costs and sales data. In the fourth quarter 2018 Entergy Arkansas recorded a provision of $35.1 million that reflects the estimate of the historical year netting adjustment that will be included in the 2019 filing to reflect the change in formula rate plan revenues associated with actual 2018 results when compared to the allowed rate of return on equity.

Production Cost Allocation Rider

The APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, which are discussed in the “System Agreement Cost Equalization Proceedings” section in Note 2 to the financial statements.

In May 2016, Entergy Arkansas filed its annual redetermination pursuant to the production cost allocation rider, which reflected recovery of the production cost allocation rider true-up adjustment of the 2014 and 2015 unrecovered retail balance in the amount of $1.9 million. Additionally, the redetermined rates reflected the recovery of a $1.9 million System Agreement bandwidth remedy payment resulting from a compliance filing pursuant to the FERC’s December 2015 order related to test year 2009 production costs. The rates for the 2016 production cost allocation rider update were effective July 2016 through June 2017.

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

In May 2018, Entergy Arkansas filed its annual redetermination pursuant to the production cost allocation rider, which reflected recovery of the 2017 under-recovered retail balance and a $2.8 million payment by Entergy Arkansas associated with a compliance filing pursuant to a March 2018 FERC order related to 2010 production costs. The rates for the 2018 production cost allocation rider update are effective July 2018 through June 2019.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its upcoming energy cost rate redetermination filing that was made in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude from the redetermination of its 2014 energy cost rate $65.9 million of incremental fuel and replacement energy costs incurred in 2013 as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information was available regarding various claims associated with the ANO stator incident. In February 2014 the APSC approved Entergy Arkansas’s request to retain that amount in its deferred fuel balance. In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that proceeding, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a regulatory proceeding for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs previously noted, subject to certain timelines and conditions set forth in the settlement agreement. See the “ANO Damage, Outage, and NRC Reviews” section in Note 8 to the financial statements for further discussion of the ANO stator incident.

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

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Act. Entergy Arkansas replied to the Attorney General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Act are appropriately considered in the APSC’s separate proceeding regarding potential implications of the tax law. The APSC general staff filed a reply to the Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. The redetermined rate became effective with the first billing cycle of April 2018. Subsequently in April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation at that time of the issues suggested by the Attorney General in the proceeding. Following a period of discovery, the Attorney General filed a supplemental response in October 2018 raising new issues with Entergy Arkansas’s March 2018 rate redetermination and asserting that $45.7 million of the increase should be collected subject to refund pending further investigation. Entergy Arkansas filed to dismiss the Attorney General’s supplemental response, the APSC general staff filed a motion to strike the Attorney General’s filing, and the Attorney General filed a supplemental response disputing Entergy Arkansas and the APSC staff’s filing. Applicable APSC rules and processes authorize its general staff to initiate periodic audits of Entergy Arkansas’s energy cost recovery rider. In late-2018, the APSC general staff notified Entergy Arkansas it has initiated an audit of the 2017 fuel costs. The time in which the audit will be complete is uncertain at this time.

Opportunity Sales Proceeding

In June 2009 the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocated the energy generated by Entergy System resources; (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity; and (c) violated the provision of the System Agreement that prohibited sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC’s complaint challenged sales made beginning in 2002 and requested refunds.  In

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

July 2009 the Utility operating companies filed a response to the complaint arguing among other things that the System Agreement contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The FERC subsequently ordered a hearing in the proceeding.

After a hearing, the ALJ issued an initial decision in December 2010.  The ALJ found that the System Agreement allowed for Entergy Arkansas to make the sales to third parties but concluded that the sales should be accounted for in the same manner as joint account sales.  The ALJ concluded that “shareholders” should make refunds of the damages to the Utility operating companies, along with interest.  Entergy disagreed with several aspects of the ALJ’s initial decision and in January 2011 filed with the FERC exceptions to the decision.

The FERC issued a decision in June 2012 and held that, while the System Agreement is ambiguous, it does provide authority for individual Utility operating companies to make opportunity sales for their own account and Entergy Arkansas made and priced these sales in good faith.  The FERC found, however, that the System Agreement does not provide authority for an individual Utility operating company to allocate the energy associated with such opportunity sales as part of its load but provides a different allocation authority.  The FERC further found that the after-the-fact accounting methodology used to allocate the energy used to supply the sales was inconsistent with the System Agreement.  The FERC in its decision established further hearing procedures to quantify the effect of repricing the opportunity sales in accordance with the FERC’s June 2012 decision. The hearing was held in May 2013 and the ALJ issued an initial decision in August 2013. The LPSC, the APSC, the City Council, and FERC staff filed briefs on exceptions and/or briefs opposing exceptions. Entergy filed a brief on exceptions requesting that the FERC reverse the initial decision and a brief opposing certain exceptions taken by the LPSC and FERC staff.

In April 2016 the FERC issued orders addressing requests for rehearing filed in July 2012 and the ALJ’s August 2013 initial decision. The first order denied Entergy’s request for rehearing and affirmed the FERC’s earlier rulings that Entergy’s original methodology for allocating energy costs to the opportunity sales was incorrect and, as a result, Entergy Arkansas must make payments to the other Utility operating companies to put them in the same position that they would have been in absent the incorrect allocation. The FERC clarified that interest should be included with the payments. The second order affirmed in part, and reversed in part, the rulings in the ALJ’s August 2013 initial decision regarding the methodology that should be used to calculate the payments Entergy Arkansas is to make to the other Utility operating companies. The FERC affirmed the ALJ’s ruling that a full re-run of intra-system bills should be performed but required that methodology be modified so that the sales have the same priority for purposes of energy allocation as joint account sales. The FERC reversed the ALJ’s decision that any payments by Entergy Arkansas should be reduced by 20%. The FERC also reversed the ALJ’s decision that adjustments to other System Agreement service schedules and excess bandwidth payments should not be taken into account when calculating the payments to be made by Entergy Arkansas. The FERC held that such adjustments and excess bandwidth payments should be taken into account but ordered further proceedings before an ALJ to address whether a cap on any reduction due to bandwidth payments was necessary and to implement the other adjustments to the calculation methodology.

In May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order arguing that payments made by Entergy Arkansas should be reduced as a result of the timing of the LPSC’s approval of certain contracts. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order. In September 2017 the FERC issued an order denying the request for rehearing on the issue of whether any payments by Entergy Arkansas to the other Utility operating companies should be reduced due to the timing of the LPSC’s approval of Entergy Arkansas’s wholesale baseload contract with Entergy Louisiana. In November 2017 the FERC issued an order denying all of the remaining requests for rehearing of the April 2016 order. In November 2017, Entergy Services filed a petition for review in the D.C. Circuit of the FERC’s orders in the first two phases of the opportunity sales case. In December 2017 the D.C. Circuit granted Entergy Services’s request to hold the appeal in abeyance pending final resolution of the related proceeding before the FERC. In January 2018 the APSC and the LPSC filed separate petitions for review in the D.C. Circuit, and the D.C. Circuit consolidated the appeals with Entergy

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Services’s appeal and held all of the appeals in abeyance pending final resolution of the related proceeding before the FERC.

The hearing required by the FERC’s April 2016 order was held in May 2017. In July 2017 the ALJ issued an initial decision addressing whether a cap on any reduction due to bandwidth payments was necessary and whether to implement the other adjustments to the calculation methodology. In August 2017 the Utility operating companies, the LPSC, the APSC, and FERC staff filed individual briefs on exceptions challenging various aspects of the initial decision. In September 2017 the Utility operating companies, the LPSC, the APSC, the MPSC, the City Council, and FERC staff filed separate briefs opposing exceptions taken by various parties.

Based on testimony previously submitted in the case and its assessment of the April 2016 FERC orders, in the first quarter 2016, Entergy Arkansas recorded a liability of $87 million, which included interest, for its estimated increased costs and payment to the other Utility operating companies, and a deferred fuel regulatory asset of $75 million. Following its assessment of the course of the proceedings, including the FERC’s denial of rehearing in November 2017 described above, in the fourth quarter 2017, Entergy Arkansas recorded an additional liability of $35 million and a regulatory asset of $31 million.

In October 2018 the FERC issued an order addressing the ALJ’s July 2017 initial decision. The FERC reversed the ALJ’s decision to cap the reduction in Entergy Arkansas’s payment to account for the increased bandwidth payments that Entergy Arkansas made to the other operating companies. The FERC also reversed the ALJ’s decision that Grand Gulf sales from January through September 2000 should be included in the calculation of Entergy Arkansas’s payment. The FERC affirmed on other grounds the ALJ’s rejection of the LPSC’s claim that certain joint account sales should be accounted for as part of the calculation of Entergy Arkansas’s payment. In December 2018, Entergy made a compliance filing in response to the FERC’s October 2018 order. The compliance filing provided a final calculation of Entergy Arkansas’s payments to the other Utility operating companies, including interest. Refunds and interest in the following amounts were paid by Entergy Arkansas to the other operating companies in December 2018:

	Total refunds including interest
	Payment/(Receipt)
	(In Millions)
	Principal	Interest	Total
Entergy Arkansas	$68	$67	$135
Entergy Louisiana	($30)	($29)	($59)
Entergy Mississippi	($18)	($18)	($36)
Entergy New Orleans	($3)	($4)	($7)
Entergy Texas	($17)	($16)	($33)

Entergy Arkansas previously recognized a regulatory asset with a balance of $116 million as of December 31, 2018 for a portion of the payments due as a result of this proceeding.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 2 to the financial statements for a discussion of federal regulation.

Nuclear Matters

Entergy Arkansas owns and, through an affiliate, operates the ANO 1 and ANO 2 nuclear power plants.  Entergy Arkansas is, therefore, subject to the risks related to owning and operating nuclear plants. These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

requirements, both for capital investments and operational needs, to position Entergy’s nuclear fleet to meet its operational goals, including the financial requirements to address emerging issues like stress corrosion cracking of certain materials within the plant systems and the Fukushima event; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license renewal and amendments, and decommissioning; the performance and capacity factors of these nuclear plants; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts and types of insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident. In the event of an unanticipated early shutdown of either ANO 1 or ANO 2, Entergy Arkansas may be required to file with the APSC a rate mechanism to provide additional funds or credit support to satisfy regulatory requirements for decommissioning. ANO 1’s operating license expires in 2034 and ANO 2’s operating license expires in 2038.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2019 Qualified Pension Cost	Impact on 2018 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$2,620	$39,773
Rate of return on plan assets	(0.25%)	$2,782	$—
Rate of increase in compensation	0.25%	$1,338	$6,238

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2019 Postretirement Benefit Cost	Impact on 2018 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$59	$5,337
Health care cost trend	0.25%	$220	$3,805

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Arkansas in 2018 was $43 million.  Entergy Arkansas anticipates 2019 qualified pension cost to be $44.4 million. Entergy Arkansas contributed $64.1 million to its qualified pension plan in 2018 and estimates pension contributions will be approximately $27.1 million in 2019, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019.

Total other postretirement health care and life insurance benefit income for Entergy Arkansas in 2018 was $10.2 million.  Entergy Arkansas expects 2019 postretirement health care and life insurance benefit income of approximately $12.5 million.  Entergy Arkansas contributed $195 thousand to its other postretirement plans in 2018 and estimates 2019 contributions will be approximately $501 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the members and Board of Directors of
Entergy Arkansas, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Arkansas, LLC and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, cash flows and changes in member’s equity (pages 325 through 330 and applicable items in pages 53 through 237), for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2019

We have served as the Company’s auditor since 2001.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)

OPERATING REVENUES
Electric	$2,060,643	$2,139,919	$2,086,608

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	517,245	402,777	325,036
Purchased power	252,390	230,652	233,350
Nuclear refueling outage expenses	77,915	83,968	56,650
Other operation and maintenance	724,831	694,157	693,181
Decommissioning	60,420	56,860	53,610
Taxes other than income taxes	104,771	103,662	93,109
Depreciation and amortization	292,649	277,146	264,215
Other regulatory charges (credits) - net	(14,807)	(16,074)	7,737
TOTAL	2,015,414	1,833,148	1,726,888

OPERATING INCOME	45,229	306,771	359,720

OTHER INCOME
Allowance for equity funds used during construction	16,557	18,452	17,099
Interest and investment income	25,406	35,882	19,087
Miscellaneous - net	(14,874)	(13,967)	(14,838)
TOTAL	27,089	40,367	21,348

INTEREST EXPENSE
Interest expense	124,459	122,075	115,311
Allowance for borrowed funds used during construction	(7,781)	(8,585)	(9,228)
TOTAL	116,678	113,490	106,083

INCOME (LOSS) BEFORE INCOME TAXES	(44,360)	233,648	274,985

Income taxes	(297,067)	93,804	107,773

NET INCOME	252,707	139,844	167,212

Preferred dividend requirements	1,249	1,428	5,270

EARNINGS APPLICABLE TO COMMON EQUITY	$251,458	$138,416	$161,942

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$252,707	$139,844	$167,212
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	443,698	427,394	414,933
Deferred income taxes, investment tax credits, and non-current taxes accrued	129,524	67,711	201,219
Changes in assets and liabilities:
Receivables	4,294	(23,397)	(39,118)
Fuel inventory	6,210	3,402	29,929
Accounts payable	(126,405)	16,011	143,645
Prepaid taxes and taxes accrued	9,568	40,127	37,485
Interest accrued	678	1,635	(3,303)
Deferred fuel costs	43,869	33,190	(105,741)
Other working capital accounts	(30,118)	15,087	(46,490)
Provisions for estimated losses	14,250	16,047	13,130
Other regulatory assets	32,460	(76,762)	(95,464)
Other regulatory liabilities	(341,682)	1,043,507	62,994
Deferred tax rate change recognized as regulatory liability/asset	—	(1,047,837)	—
Pension and other postretirement liabilities	(40,157)	(70,826)	(36,805)
Other assets and liabilities	(187,071)	(29,577)	(67,115)
Net cash flow provided by operating activities	211,825	555,556	676,511
INVESTING ACTIVITIES
Construction expenditures	(660,044)	(735,816)	(666,289)
Allowance for equity funds used during construction	17,013	19,211	17,754
Nuclear fuel purchases	(99,417)	(151,424)	(102,050)
Proceeds from sale of nuclear fuel	54,810	51,029	39,313
Proceeds from nuclear decommissioning trust fund sales	300,801	339,434	197,390
Investment in nuclear decommissioning trust funds	(315,163)	(352,138)	(213,093)
Payment for purchase of plant	—	—	(237,323)
Insurance proceeds	14,790	—	10,404
Other	(1,517)	392	5,899
Net cash flow used in investing activities	(688,727)	(829,312)	(947,995)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	958,434	294,656	817,563
Retirement of long-term debt	(690,488)	(175,560)	(628,433)
Capital contribution from parent	350,000	—	200,000
Redemption of preferred stock	(32,660)	—	(85,283)
Change in money pool payable - net	16,601	114,905	(1,510)
Changes in short-term borrowings - net	(49,974)	49,974	(11,690)
Distributions/dividends paid:
Common equity	(91,751)	(15,000)	—
Preferred stock	(1,606)	(1,428)	(6,631)
Other	12,249	(8,084)	(1,158)
Net cash flow provided by financing activities	470,805	259,463	282,858
Net increase (decrease) in cash and cash equivalents	(6,097)	(14,293)	11,374
Cash and cash equivalents at beginning of period	6,216	20,509	9,135
Cash and cash equivalents at end of period	$119	$6,216	$20,509
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$118,731	$115,162	$112,912
Income taxes	$44,393	($8,141)	($135,709)
See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2018	2017
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$118	$6,184
Temporary cash investments	1	32
Total cash and cash equivalents	119	6,216
Securitization recovery trust account	4,666	3,748
Accounts receivable:
Customer	94,348	110,016
Allowance for doubtful accounts	(1,264)	(1,063)
Associated companies	48,184	38,765
Other	64,393	65,209
Accrued unbilled revenues	108,092	105,120
Total accounts receivable	313,753	318,047
Deferred fuel costs	19,235	63,302
Fuel inventory - at average cost	23,148	29,358
Materials and supplies - at average cost	196,314	192,853
Deferred nuclear refueling outage costs	78,966	56,485
Prepayments and other	14,553	12,108
TOTAL	650,754	682,117

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	912,049	944,890
Other	5,480	3,160
TOTAL	917,529	948,050

UTILITY PLANT
Electric	11,611,041	11,059,538
Construction work in progress	243,731	280,888
Nuclear fuel	220,602	277,345
TOTAL UTILITY PLANT	12,075,374	11,617,771
Less - accumulated depreciation and amortization	4,864,818	4,762,352
UTILITY PLANT - NET	7,210,556	6,855,419

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $14,329 as of December 31, 2018 and $28,583 as of December 31, 2017)	1,534,977	1,567,437
Deferred fuel costs	67,294	67,096
Other	20,486	13,910
TOTAL	1,622,757	1,648,443

TOTAL ASSETS	$10,401,596	$10,134,029

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2018	2017
	(In Thousands)

CURRENT LIABILITIES
Short-term borrowings	$—	$49,974
Accounts payable:
Associated companies	251,768	365,915
Other	187,387	215,942
Customer deposits	99,053	97,687
Taxes accrued	56,889	47,321
Interest accrued	18,893	18,215
Current portion of unprotected excess accumulated deferred income taxes	99,316	—
Other	23,943	29,922
TOTAL	737,249	824,976

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,085,545	1,190,669
Accumulated deferred investment tax credits	32,903	34,104
Regulatory liability for income taxes - net	505,748	985,823
Other regulatory liabilities	402,668	363,591
Decommissioning	1,048,428	981,213
Accumulated provisions	48,979	34,729
Pension and other postretirement liabilities	313,295	353,274
Long-term debt (includes securitization bonds of $20,898 as of December 31, 2018 and $34,662 as of December 31, 2017)	3,225,759	2,952,399
Other	17,919	5,147
TOTAL	6,681,244	6,900,949

Commitments and Contingencies

Preferred stock without sinking fund	—	31,350

EQUITY
Member's equity	2,983,103	2,376,754
TOTAL	2,983,103	2,376,754

TOTAL LIABILITIES AND EQUITY	$10,401,596	$10,134,029

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2018, 2017, and 2016

Member's Equity
(In Thousands)

Balance at December 31, 2015	$1,891,658
Net income	167,212
Capital contributions from parent	200,000
Capital stock redemption	(283)
Preferred stock dividends	(5,270)
Balance at December 31, 2016	$2,253,317
Net income	139,844
Common equity distributions	(15,000)
Preferred stock dividends	(1,428)
Other	21
Balance at December 31, 2017	$2,376,754
Net income	252,707
Capital contributions from parent	350,000
Common equity distributions	(91,751)
Non-cash contribution from parent	94,335
Preferred stock dividends	(1,249)
Other	2,307
Balance at December 31, 2018	$2,983,103

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2018	2017	2016	2015	2014
	(In Thousands)

Operating revenues	$2,060,643	$2,139,919	$2,086,608	$2,253,564	$2,172,391
Net income	$252,707	$139,844	$167,212	$74,272	$121,392
Total assets	$10,401,596	$10,134,029	$9,606,117	$8,747,774	$8,777,655
Long-term obligations (a)	$3,225,759	$2,983,749	$2,746,435	$2,691,189	$2,757,423

(a) Includes long-term debt (excluding currently maturing debt) and preferred stock without sinking fund.

	2018	2017	2016	2015	2014
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$807	$768	$789	$824	$755
Commercial	426	495	495	515	461
Industrial	434	472	446	477	424
Governmental	17	19	18	20	18
Total retail	1,684	1,754	1,748	1,836	1,658
Sales for resale:
Associated companies	104	128	49	128	131
Non-associated companies	145	121	118	195	282
Other	128	137	172	95	101
Total	$2,061	$2,140	$2,087	$2,254	$2,172

Billed Electric Energy Sales (GWh):
Residential	8,248	7,298	7,618	8,016	8,070
Commercial	5,967	5,825	5,988	6,020	5,934
Industrial	8,071	7,528	6,795	6,889	6,808
Governmental	239	237	237	235	238
Total retail	22,525	20,888	20,638	21,160	21,050
Sales for resale:
Associated companies	1,773	1,782	1,609	2,239	2,299
Non-associated companies	6,447	6,549	7,115	7,980	8,003
Total	30,745	29,219	29,362	31,379	31,352

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2018 Compared to 2017

Net income increased $359.3 million primarily due to a lower effective income tax rate and higher other income, partially offset by higher depreciation and amortization expenses and higher other operation and maintenance expenses.

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

Net Revenue

2018 Compared to 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2018 to 2017.

Amount
(In Millions)

2017 net revenue	$2,560.5
Return of unprotected excess accumulated deferred income taxes to customers	(141.1)
Regulatory credit in 2017 resulting from reduction of the federal corporate income tax rate	(55.5)
Retail electric price	(32.3)
Volume/weather	68.7
Other	15.9
2018 net revenue	$2,416.2

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan, effective May 2018. There is no effect on net income as the reduction in net revenue was offset by a reduction in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The regulatory credit in 2017 resulting from reduction of the federal corporate income tax rate variance is due to the reduction of the Vidalia purchased power agreement regulatory liability by $30.5 million and the reduction in 2017 of the Louisiana Act 55 financing savings obligation regulatory liabilities by $25 million, as a result of the

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

enactment of the Tax Cuts and Jobs Act, in December 2017, which lowered the federal corporate income tax rate from 35% to 21%. The effects of the Tax Cuts and Jobs Act are discussed further in Note 3 to the financial statements.

The retail electric price variance is primarily due to regulatory charges of $73.1 million recorded in 2018 to reflect the effects of a provision in the settlement reached in the formula rate plan extension proceeding to return the benefits of the lower federal income tax rate in 2018 to customers. Partially offsetting the decrease were increases resulting from an increase in retail formula rate plan revenues, implemented with the first billing cycle of September 2018, and increases resulting from lower Grand Gulf purchased power expenses. See Note 2 to the financial statements for further discussion of the formula rate plan extension proceeding.

The volume/weather variance is primarily due to an increase of 907 GWh, or 2%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales. The increase was partially offset by a decrease in industrial usage primarily due to a decrease in demand from existing customers.

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

Entergy Louisiana, LLC and Subsidiaries
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

Other Income Statement Variances

2018 Compared to 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $11.9 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed during plant outages in 2018 as compared to 2017;

•	an increase of $11.7 million in energy efficiency costs primarily due to the implementation of a new energy efficiency program in January 2018;

•	an increase of $9 million in information technology expenses primarily due to higher software maintenance costs and higher contract costs;

•	an increase of $8.3 million in transmission expenses primarily due to higher labor and contract costs to support industrial customers;

•	an increase of $7.2 million in loss provisions; and

•
an increase of $7 million in nuclear generation expenses primarily due to higher nuclear labor costs to position the nuclear fleet to meet its operational goals and a higher scope of work performed during plant outages in 2018 as compared to 2017.

The increase was partially offset by:

•	a $14.8 million gain as a result of the sale of Willow Glen Power Plant

•	a decrease of $7.4 million as a result of the amortization through November 2017 of deferred MISO implementation costs, as approved by the LPSC;

•	higher nuclear insurance refunds of $4.2 million in 2018; and

•	a decrease of $3.7 million in compensation and benefits costs primarily due to lower incentive-based compensation accruals in 2018 as compared to 2017.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes and payroll taxes. Ad valorem taxes increased primarily due to higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2018, which included the St. Charles Power Station and Lake Charles Power Station projects. The increase was partially offset by a change in decommissioning trust fund investment activity, including portfolio rebalancing of certain of the decommissioning trust funds in 2017.

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

Taxes other than income taxes increased primarily due to increases in ad valorem taxes, state franchise taxes, and payroll taxes. Ad valorem taxes increased primarily due to higher assessments, including the assessment of Arkansas ad valorem taxes on the Union Power Station beginning in 2017. State franchise taxes increased primarily due to a change in the Louisiana franchise tax law which became effective in 2017.

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

Income Taxes

The effective income tax rate for 2018 was (8.8%). The difference in the effective income tax rate versus the federal statutory rate of 21% for 2018 was primarily due to the amortization of excess accumulated deferred income taxes and an IRS audit settlement for the 2012-2013 tax returns. See Note 3 to the financial statements for a reconciliation of the federal statutory rates of 21% to the effective income tax rates.

The effective income tax rate for 2017 was 60.5%. The difference in the effective income tax rate versus the statutory rate of 35% for 2017 was primarily due to the enactment of the Tax Cuts and Jobs Act, signed by President Trump in December 2017, which changed the federal corporate income tax rate from 35% to 21% effective in 2018. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate.

The effective income tax rate for 2016 was 12.6%. The difference in the effective income tax rate of 12.6% versus the statutory rate of 35% for 2016 was primarily due to the reversal of a portion of the provision for uncertain tax positions as a result of the settlement of the 2010-2011 IRS audit in the second quarter 2016 and book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rate.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 and 2018 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2018, 2017, and 2016 were as follows:

	2018	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$35,907	$213,850	$35,102

Net cash provided by (used in):
Operating activities	1,395,204	1,337,545	1,037,912
Investing activities	(1,878,208)	(1,787,409)	(1,474,065)
Financing activities	490,461	271,921	614,901
Net increase (decrease) in cash and cash equivalents	7,457	(177,943)	178,748

Cash and cash equivalents at end of period	$43,364	$35,907	$213,850

Operating Activities

Net cash flow provided by operating activities increased $57.7 million in 2018 primarily due to:

•	a decrease of $76.5 million in spending on nuclear fueling outages;

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements for discussion of the settlement and refund;

•
the receipt of $58.6 million from Entergy Arkansas as a result of a compliance filing made in response to the FERC’s October 2018 order in the Entergy Arkansas opportunity sales proceeding. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding; and

•	the timing of collection of receivables from customers.

The increase was partially offset by:

•
a decrease of $129 million in income tax refunds in 2018 as compared to the same period in 2017. Entergy Louisiana received income tax refunds in 2018 and 2017 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2018 and 2017 resulted from the utilization of Entergy Louisiana’s net operating loss;

•
the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act; and

•	the timing of recovery of fuel and purchased power costs.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Net cash flow provided by operating activities increased $299.6 million in 2017 primarily due to:

•
income tax refunds of $234.2 million in 2017 compared to income tax payments of $156.6 million in 2016. Entergy Louisiana received income tax refunds in 2017 and made income tax payments in 2016 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2017 resulted from the utilization of Entergy Louisiana’s net operating losses. The income tax payments in 2016 resulted primarily from adjustments associated with the settlement of the 2010-2011 IRS audit, payments for state taxes resulting from the effect of the final settlement of the 2006-2007 IRS audit, and the effect of net operating loss limitations. See Note 3 to the financial statements for a discussion of the 2010-2011 IRS audit;

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

Investing Activities

Net cash flow used in investing activities increased $90.8 million in 2018 primarily due to:

•	an increase of $67.8 million in transmission construction expenditures primarily due to a higher scope of work performed in 2018 as compared to 2017;

•
an increase of $65.5 million in fossil-fueled generation expenditures primarily due to higher spending on the Lake Charles Power Station project in 2018, partially offset by lower spending on the St. Charles Power Station project in 2018; and

•	money pool activity.

The increase was partially offset by a decrease of $97.5 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $35.7 million in 2018 compared to decreasing by $11.3 million in 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Financing Activities

Net cash flow provided by financing activities increased $218.5 million in 2018 primarily due to:

•	the issuance of $750 million of 4.00% Series collateral trust mortgage bonds in March 2018. A portion of the proceeds was used to repay $375 million of 6.0% Series first mortgage bonds in May 2018;

•	the issuance of $600 million of 4.20% collateral trust mortgage bonds in August 2018. A portion of the proceeds was used to repay $300 million of 6.5% Series first mortgage bonds in September 2018;

•	the redemption of $25 million of 3.25% Series G nuclear fuel company variable interest entity notes payable in June 2017;

•	the redemption of $75 million of 3.25% Series Q nuclear fuel company variable interest entity notes payable in July 2017; and

•	the termination of $57.5 million of the Waterford 3 lease obligation and $42.7 million of Waterford Series collateral trust mortgage notes in 2017.

The increase was partially offset by:

•	the issuance of $450 million of 3.12% collateral trust mortgage bonds in May 2017. A portion of the proceeds was used to repay $45.3 million of Waterford Series collateral trust mortgage bonds;

•
net repayments of short-term borrowings of $43.5 million on the nuclear fuel company variable interest entities’ credit facilities in 2018 compared to net short-term borrowings of $39.7 million in 2017;

•
net repayments of long-term borrowings of $18.6 million on the nuclear fuel company variable interest entities’ credit facilities in 2018 compared to net long-term borrowings of $102 million in 2017; and

•	an increase of $36.8 million in common equity distributions in 2018 primarily to maintain Entergy Louisiana’s targeted capital structure.

Net cash flow provided by financing activities decreased $343 million in 2017 primarily due to the net issuance of $325.6 million of long-term debt in 2017 compared to the net issuance of $961.2 million in 2016. The decrease was partially offset by:

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•	a decrease of $194.3 million of common equity distributions primarily as a result of higher construction expenditures and higher nuclear fuel purchases in 2017; and

•	net borrowings of $39.7 million on the nuclear fuel company variable interest entities’ credit facilities in 2017 compared to net repayments of $56.6 million in 2016

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is balanced between equity and debt, as shown in the following table.

	December 31, 2018	December 31, 2017
Debt to capital	53.6%	53.8%
Effect of excluding securitization bonds	(0.3%)	(0.3%)
Debt to capital, excluding securitization bonds (a)	53.3%	53.5%
Effect of subtracting cash	(0.1%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	53.2%	53.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a distribution, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Louisiana may issue incremental debt or reduce distributions, or both, to maintain its targeted capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing distributions, Entergy Louisiana may receive equity contributions to maintain the targeted capital structure.

Uses of Capital

Entergy Louisiana requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	distribution and interest payments.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Louisiana’s planned construction and other capital investments.

	2019	2020	2021
	(In Millions)
Planned construction and capital investment:
Generation	$610	$325	$625
Transmission	460	405	265
Distribution	390	400	530
Utility Support	175	135	100
Total	$1,635	$1,265	$1,520

Following are the amounts of Entergy Louisiana’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2019	2020-2021	2022-2023	After 2023	Total
	(In Millions)
Long-term debt (a)	$301	$1,245	$1,033	$8,502	$11,081
Operating leases	$26	$41	$28	$22	$117
Purchase obligations (b)	$730	$1,347	$2,410	$5,043	$9,530

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

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

In addition to the contractual obligations given above, Entergy Louisiana currently expects to contribute approximately $26.5 million to its qualified pension plans and approximately $17.9 million to its other postretirement health care and life insurance plans in 2019, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also, in addition to the contractual obligations, Entergy Louisiana has $802.3 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Louisiana includes specific investments, such as the Washington Parish Energy Center, St. Charles Power Station, and Lake Charles Power Station, each discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including investment to support advanced metering; resource planning, including potential generation projects; system improvements; investments in River Bend and Waterford 3; software and security; and other investments. Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy Louisiana pays distributions from its earnings at a percentage determined monthly.

St. Charles Power Station

In August 2015, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a nominal 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. It is currently estimated to cost $869 million to construct, including transmission interconnection and other related costs. The LPSC issued an order approving certification of St. Charles Power Station in December 2016. Construction is in progress and commercial operation is expected to occur by mid-2019.

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

Washington Parish Energy Center

In April 2017, Entergy Louisiana signed an agreement with a subsidiary of Calpine Corporation for the construction and purchase of a peaking plant. Calpine will construct the plant, which will consist of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 361 MW. The plant, named the Washington Parish Energy Center, will be located in Bogalusa, Louisiana and, subject to permits and approvals, is expected to be completed by 2021. Subject to regulatory approvals, Entergy Louisiana will purchase the plant once it is complete for an estimated total investment of approximately $261 million, including transmission and other related costs. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. In April 2018 the parties reached a settlement recommending certification and cost recovery through the additional capacity mechanism of the formula rate plan, consistent with prior LPSC precedent with respect to the certification and recovery of plants previously acquired by Entergy Louisiana. The LPSC issued an order approving the settlement in May 2018.

Advanced Metering Infrastructure (AMI)

In November 2016, Entergy Louisiana filed an application seeking a finding from the LPSC that Entergy Louisiana’s deployment of advanced electric and gas metering infrastructure is in the public interest. Entergy Louisiana proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Louisiana’s modernized power grid. The filing included an estimate of implementation costs for AMI of $330 million. The filing identified a number of quantified and unquantified benefits, and Entergy Louisiana provided a cost/benefit analysis showing that its combined electric and gas AMI deployment is expected to produce a nominal net benefit to customers of $607 million. Entergy Louisiana also sought to continue to include in rate base the remaining book value, approximately $92 million at December 31, 2015, of the existing electric meters and also to depreciate those assets using current depreciation rates. Entergy Louisiana proposed a 15-year useful life for the new advanced

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

meters, the three-year deployment of which began in 2019. Deployment of the communications network began in 2018. Entergy Louisiana proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022. The parties reached an uncontested stipulation permitting implementation of Entergy Louisiana’s proposed AMI system, with modifications to the proposed customer charge. In July 2017 the LPSC approved the stipulation. Entergy Louisiana expects to recover the undepreciated balance of its existing meters through a regulatory asset at current depreciation rates.

Sources of Capital

Entergy Louisiana’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred membership interest issuances;

•	capital contributions; and

•	bank financing under new or existing facilities.

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

Entergy Louisiana’s receivables from the money pool were as follows as of December 31 for each of the following years.

2018	2017	2016	2015
(In Thousands)
$46,845	$11,173	$22,503	$6,154

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in September 2023. The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of December 31, 2018, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2018, a $25.9 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in September 2021. As of December 31, 2018, $38.6 million of loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of December 31, 2018, $82 million in loans were outstanding under the Entergy Louisiana Waterford nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Louisiana obtained authorizations from the FERC through November 2020 for the following:

•	short-term borrowings not to exceed an aggregate amount of $450 million at any time outstanding;

•	long-term borrowings and security issuances; and

•	borrowings by its nuclear fuel company variable interest entities.

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

2016 Formula Rate Plan Filing

In May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. The evaluation report reflected an earned return on common equity of 9.84%. As such, no adjustment to base formula rate plan revenue was required. Adjustments, however, were required under the formula rate plan; the 2016 formula rate plan evaluation report showed a decrease in formula rate plan revenue of approximately $16.9 million, comprised of a decrease in legacy Entergy Louisiana formula rate plan revenue of $3.5 million, a decrease in legacy Entergy Gulf States Louisiana formula rate plan revenue of $9.7 million, and a decrease in incremental formula rate plan revenue of $3.7 million. Additionally, the formula rate plan evaluation report called for a decrease of $40.5 million in the MISO cost recovery revenue requirement from $46.8 million to $6.3 million. Rates reflecting these adjustments were implemented with the first billing cycle of September 2017, subject to refund. In September 2017 the LPSC issued its report indicating that no changes to Entergy Louisiana’s original formula rate plan evaluation report were required but reserved for several issues, including Entergy Louisiana’s September 2017 update to its formula rate plan evaluation report. In July 2018, Entergy Louisiana and the LPSC staff filed an unopposed joint report setting forth a correction to the annualization calculation, the effect of which was a net $3.5 million revenue requirement reduction and indicating that there are no outstanding issues with the 2016 formula rate plan report, the supplemental report, or the interim updates. In September 2018 the LPSC approved the unopposed joint report.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Formula Rate Plan Extension Through 2019 Test Year

In August 2017, Entergy Louisiana filed a request with the LPSC seeking to extend its formula rate plan for three years (2017-2019) with limited modifications to its terms.  Those modifications include: a one-time resetting of base rates to the midpoint of the band at Entergy Louisiana’s authorized return on equity of 9.95% for the 2017 test year; narrowing of the formula rate plan bandwidth from a total of 160 basis points to 80 basis points; and a forward-looking mechanism that would allow Entergy Louisiana to recover certain transmission-related costs contemporaneously with when those projects begin delivering benefits to customers.  In April 2018, the LPSC approved an unopposed joint motion filed by Entergy Louisiana and the LPSC staff that settles the matter. The settlement extends the formula rate plan for three years, providing for rates through at least August 2021. In addition to retaining the major features of the traditional formula rate plan, some of the more substantive features of the extended formula rate plan include:

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

•
a transmission recovery mechanism providing for the opportunity to recover certain transmission related expenditures in excess of $100 million for projects placed in service up to one month prior to rate change outside of sharing that is designed to operate in a fashion similar to the additional capacity mechanism.

2017 Formula Rate Plan Filing

In June 2018, Entergy Louisiana filed its formula rate plan evaluation report for its 2017 calendar year operations. The 2017 test year evaluation report produced an earned return on equity of 8.16%, due in large part to revenue-neutral realignments to other recovery mechanisms. Without these realignments, the evaluation report produces an earned return on equity of 9.88% and a resulting base rider formula rate plan revenue increase of $4.8 million. Excluding the Tax Act credits provided for by the tax reform adjustment mechanisms, total formula rate plan revenues were further increased by a total of $98 million as a result of the evaluation report due to adjustments to the additional capacity and MISO cost recovery mechanisms of the formula rate plan, and implementation of the transmission recovery mechanism. In August 2018, Entergy Louisiana filed a supplemental formula rate plan evaluation report to reflect changes from the 2016 test year formula rate plan proceedings, a decrease to the transmission recovery mechanism to reflect lower actual capital additions, and a decrease to evaluation period expenses to reflect the terms of a new power sales agreement. Based on the August 2018 update, Entergy Louisiana recognized a total decrease in formula rate plan revenue of approximately $17.6 million. Results of the updated 2017 evaluation report filing were implemented with the September 2018 billing month subject to refund and review by the LPSC staff and intervenors. In accordance with the terms of the formula rate plan, in September 2018 the LPSC staff and intervenors submitted their responses to Entergy Louisiana’s original formula rate plan evaluation report and supplemental compliance updates. The LPSC staff asserted objections/reservations regarding 1) Entergy Louisiana’s proposed rate adjustments associated with the return of excess accumulated deferred income taxes pursuant to the Tax Act and the treatment of accumulated deferred income taxes related to reductions of rate base; 2) Entergy Louisiana’s reservation regarding treatment of a regulatory asset related to certain special orders by the LPSC; and 3) test year expenses billed from Entergy Services to Entergy Louisiana. Intervenors also objected to Entergy Louisiana’s treatment of the regulatory asset related to certain special orders by the LPSC. A procedural schedule has not yet been established to resolve these issues.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Union Power Station and Deactivation or Retirement Decisions for Entergy Louisiana Plants

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery of two power blocks of the Union Power Station for an expected base purchase price of approximately $237 million per power block, subject to adjustments. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent. The business combination of Entergy Gulf States Louisiana and Entergy Louisiana received regulatory approval and closed in October 2015 making Entergy Louisiana the named purchaser of Power Blocks 3 and 4 of the Union Power Station. In March 2016, Entergy Louisiana acquired Power Blocks 3 and 4 of Union Power Station for an aggregate purchase price of approximately $475 million and implemented rates to collect the estimated first-year revenue requirement with the first billing cycle of March 2016.

As a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. Parties requested further proceedings on the prudence of the decision to deactivate Willow Glen 2 and 4.  No party contested the prudence of the decision to deactivate Willow Glen 2 and 4 or suggested reactivation of these units; however, issues were raised related to Entergy Louisiana’s decision to give up its transmission service rights in MISO for Willow Glen 2 and 4 rather than placing the units into suspended status for the three-year term permitted by MISO. In March 2018 the LPSC adopted the ALJ’s recommended order finding that Entergy Louisiana did not demonstrate that its decision to permanently surrender transmission rights for the mothballed (not retired) Willow Glen 2 and 4 units was reasonable and that Entergy Louisiana should hold customers harmless from increased transmission expenses should those units be reactivated. Because no party or the LPSC suggested that Willow Glen 2 and 4 should be reactivated and because the cost to return those units to service far exceeded the revenue the units were expected to generate in MISO, Entergy Louisiana retired Willow Glen 2 and 4 in March 2018. Entergy Louisiana submitted a compliance filing regarding retirement of Willow Glen 2 and 4, and the LPSC closed the proceeding.

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

2017 Rate Stabilization Plan Filing

In January 2018, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2017.  The filing of the evaluation report for the test year 2017 reflected an earned return on common equity of 9.06%.  This earned return is below the earnings sharing band of the rate stabilization plan and results in a rate increase of $0.1 million.  Due to the enactment in late-December 2017 of the Tax Cuts and Jobs Act, Entergy Louisiana did not have adequate time to reflect the effects of this tax legislation in the rate stabilization plan. In April 2018, Entergy Louisiana filed a supplemental evaluation report for the test year ended September 2017, reflecting the effects of the Tax Act, including a proposal to use the unprotected excess accumulated deferred income taxes to offset approximately $1.4 million of storm restoration deferred operation and maintenance costs incurred by Entergy Louisiana in connection with the August 2016 flooding disaster in its gas service area. The supplemental filing reflects an earned return on common equity of 10.79%. As-filed rates from the supplemental filing were implemented, subject to refund, with customers receiving a cost reduction of approximately $0.7 million effective with bills rendered on and after the first billing cycle of May 2018, as well as a $0.2 million reduction in the gas infrastructure rider effective with bills rendered on and after the first billing cycle of July 2018. The proceeding is currently in its discovery phase. A procedural schedule has not been established.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2018 Rate Stabilization Plan Filing

In January 2019, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2018. The filing of the evaluation report for the test year 2018 reflected an earned return on common equity of 2.69%. This earned return is below the earning sharing band of the gas rate stabilization plan and results in a rate increase of $2.8 million. Entergy Louisiana will make a compliance filing in April 2019 and rates will be implemented during the first billing cycle of May 2019.

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

In December 2011 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit included a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  In March 2016 the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $8.6 million, plus interest, to customers and realign the recovery of approximately $12.7 million from Entergy Gulf States Louisiana’s fuel adjustment clause to base rates. In September 2016 the LPSC staff filed testimony stating that it was no longer recommending a disallowance of $3.4 million of the $8.6 million discussed above, but otherwise maintained the positions from its report. Subsequently, the parties entered into a settlement, which was approved by the LPSC in November 2016. The settlement recognized the dry cask storage recovery method issue, which was addressed in the separate proceeding approved by the LPSC in October 2017, provided for a refund of $5 million, which was made to legacy Entergy Gulf States Louisiana customers in December 2016, and resolved all other issues raised in the audit.

In July 2014 the LPSC authorized its staff to initiate an audit of the fuel adjustment clause filings by Entergy Gulf States Louisiana, whose business was combined with Entergy Louisiana in 2015. The audit includes a review of the reasonableness of charges flowed through Entergy Gulf States Louisiana’s fuel adjustment clause for the period from 2010 through 2013. In January 2019, the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $900,000, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana is evaluating the staff’s recommended disallowance.

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. In January 2019, the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $7.3 million, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana is evaluating the staff’s recommended disallowance.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In December 2018 the NRC renewed Waterford 3’s operating license until 2044 and River Bend’s operating license until 2045.

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

Entergy Louisiana, LLC and Subsidiaries
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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Actuarial Assumption	Change in Assumption	Impact on 2019 Qualified Pension Cost	Impact on 2018 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$3,117	$42,612
Rate of return on plan assets	(0.25%)	$3,124	$—
Rate of increase in compensation	0.25%	$1,712	$8,597

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2019 Postretirement Benefit Cost	Impact on 2018 Accumulated postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$695	$8,073
Health care cost trend	0.25%	$1,087	$6,610

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Louisiana in 2018 was $52.1 million.  Entergy Louisiana anticipates 2019 qualified pension cost to be $48.6 million.  Entergy Louisiana contributed $71.9 million to its pension plans in 2018 and estimates pension contributions will be approximately $26.5 million in 2019, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2018 were $11.2 million.  Entergy Louisiana expects 2019 postretirement health care and life insurance benefit costs of approximately $7.2 million.  Entergy Louisiana contributed $14.3 million to its other postretirement plans in 2018 and estimates that 2019 contributions will be approximately $17.9 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the members and Board of Directors of
Entergy Louisiana, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity (pages 353 through 358 and applicable items in pages 53 through 237), for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 26, 2019

We have served as the Company’s auditor since 2001.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)

OPERATING REVENUES
Electric	$4,232,541	$4,246,020	$4,126,343
Natural gas	63,779	54,530	50,705
TOTAL	4,296,320	4,300,550	4,177,048

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	915,410	912,060	804,433
Purchased power	960,272	980,070	890,058
Nuclear refueling outage expenses	51,626	52,074	51,361
Other operation and maintenance	959,185	941,604	897,661
Decommissioning	53,736	49,457	46,944
Taxes other than income taxes	183,745	175,359	165,665
Depreciation and amortization	492,179	467,369	451,290
Other regulatory charges (credits) - net	4,396	(152,080)	44,131
TOTAL	3,620,549	3,425,913	3,351,543

OPERATING INCOME	675,771	874,637	825,505

OTHER INCOME
Allowance for equity funds used during construction	79,922	51,485	27,925
Interest and investment income	141,882	164,550	154,778
Miscellaneous - net	(27,530)	(39,756)	(37,715)
TOTAL	194,274	176,279	144,988

INTEREST EXPENSE
Interest expense	288,658	275,185	273,283
Allowance for borrowed funds used during construction	(39,616)	(25,914)	(14,571)
TOTAL	249,042	249,271	258,712

INCOME BEFORE INCOME TAXES	621,003	801,645	711,781

Income taxes	(54,611)	485,298	89,734

NET INCOME	$675,614	$316,347	$622,047

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)

Net Income	$675,614	$316,347	$622,047

Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $17,743, $234, and $5,034)	50,296	2,042	7,970
Other comprehensive income	50,296	2,042	7,970

Comprehensive Income	$725,910	$318,389	$630,017

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$675,614	$316,347	$622,047
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	662,390	621,018	620,211
Deferred income taxes, investment tax credits, and non-current taxes accrued	174,063	575,804	178,549
Changes in working capital:
Receivables	89,701	(53,829)	(102,200)
Fuel inventory	5,310	11,010	(2,693)
Accounts payable	11,372	58,880	(36,720)
Prepaid taxes and taxes accrued	12,711	128,261	(235,246)
Interest accrued	7,922	(70)	1,218
Deferred fuel costs	(40,036)	23,236	(17,023)
Other working capital accounts	(5,809)	(30,911)	6,462
Changes in provisions for estimated losses	8,307	(8,324)	490
Changes in other regulatory assets	40,765	492,696	57,579
Changes in other regulatory liabilities	(125,185)	605,453	62,351
Deferred tax rate change recognized as regulatory liability/asset	—	(1,207,808)	—
Changes in pension and other postretirement liabilities	(106,269)	(32,309)	(52,559)
Other	(15,652)	(161,909)	(64,554)
Net cash flow provided by operating activities	1,395,204	1,337,545	1,037,912
INVESTING ACTIVITIES
Construction expenditures	(1,805,641)	(1,662,835)	(1,030,416)
Allowance for equity funds used during construction	79,922	51,485	27,925
Insurance proceeds	3,480	5,305	10,564
Nuclear fuel purchases	(111,329)	(197,829)	(73,618)
Proceeds from the sale of nuclear fuel	53,603	42,634	63,304
Payment for purchase of plant	—	—	(474,670)
Payments to storm reserve escrow account	(4,770)	(2,110)	(1,063)
Receipts from storm reserve escrow account	4	8,835	—
Changes in securitization account	(1,655)	880	351
Proceeds from nuclear decommissioning trust fund sales	1,055,690	231,293	219,182
Investment in nuclear decommissioning trust funds	(1,097,204)	(266,592)	(257,209)
Changes in money pool receivable - net	(35,672)	11,330	(16,349)
Proceeds from sale of assets	11,987	—	—
Payment for purchase of assets	(26,623)	(9,805)	—
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	—	57,934
Net cash flow used in investing activities	(1,878,208)	(1,787,409)	(1,474,065)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,319,799	733,344	2,450,063
Retirement of long-term debt	(1,664,354)	(407,736)	(1,488,870)
Changes in short-term borrowings - net	(43,540)	39,746	(56,562)
Distributions paid:
Common equity	(128,000)	(91,250)	(285,500)
Other	6,556	(2,183)	(4,230)
Net cash flow provided by financing activities	490,461	271,921	614,901
Net increase (decrease) in cash and cash equivalents	7,457	(177,943)	178,748
Cash and cash equivalents at beginning of period	35,907	213,850	35,102
Cash and cash equivalents at end of period	$43,364	$35,907	$213,850
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$272,335	$266,871	$324,456
Income taxes	($105,157)	($234,199)	$156,605

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2018	2017
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$252	$5,836
Temporary cash investments	43,112	30,071
Total cash and cash equivalents	43,364	35,907
Accounts receivable:
Customer	199,903	254,308
Allowance for doubtful accounts	(1,813)	(8,430)
Associated companies	123,363	143,524
Other	60,879	60,893
Accrued unbilled revenues	167,052	153,118
Total accounts receivable	549,384	603,413
Fuel inventory	34,418	39,728
Materials and supplies - at average cost	324,627	299,881
Deferred nuclear refueling outage costs	24,406	65,711
Prepayments and other	38,715	34,035
TOTAL	1,014,914	1,078,675

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,284,996	1,312,073
Storm reserve escrow account	289,525	284,759
Non-utility property - at cost (less accumulated depreciation)	286,555	245,255
Other	14,927	18,999
TOTAL	3,266,590	3,251,673

UTILITY PLANT
Electric	20,532,312	19,678,536
Natural gas	211,421	191,899
Construction work in progress	1,864,582	1,281,452
Nuclear fuel	298,022	337,402
TOTAL UTILITY PLANT	22,906,337	21,489,289
Less - accumulated depreciation and amortization	8,837,596	8,703,047
UTILITY PLANT - NET	14,068,741	12,786,242

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $49,753 as of December 31, 2018 and $71,367 as of December 31, 2017)	1,105,077	1,145,842
Deferred fuel costs	168,122	168,122
Other	28,371	18,310
TOTAL	1,301,570	1,332,274

TOTAL ASSETS	$19,651,815	$18,448,864

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2018	2017
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$2	$675,002
Short-term borrowings	—	43,540
Accounts payable:
Associated companies	102,749	126,685
Other	390,367	404,374
Customer deposits	155,314	150,623
Taxes accrued	30,868	18,157
Interest accrued	83,450	75,528
Deferred fuel costs	31,411	71,447
Current portion of unprotected excess accumulated deferred income taxes	31,457	—
Other	49,202	79,037
TOTAL	874,820	1,644,393

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,226,721	2,050,371
Accumulated deferred investment tax credits	116,999	121,870
Regulatory liability for income taxes - net	581,001	725,368
Other regulatory liabilities	748,784	761,059
Decommissioning	1,280,272	1,140,461
Accumulated provisions	310,755	302,448
Pension and other postretirement liabilities	643,171	748,384
Long-term debt (includes securitization bonds of $55,682 as of December 31, 2018 and $77,736 as of December 31, 2017)	6,805,766	5,469,069
Other	160,608	176,637
TOTAL	12,874,077	11,495,667

Commitments and Contingencies

EQUITY
Member’s equity	5,909,071	5,355,204
Accumulated other comprehensive loss	(6,153)	(46,400)
TOTAL	5,902,918	5,308,804

TOTAL LIABILITIES AND EQUITY	$19,651,815	$18,448,864

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2018, 2017, and 2016

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2015	$4,793,724	($56,412)	$4,737,312
Net income	622,047	—	622,047
Other comprehensive income	—	7,970	7,970
Distributions to parent	(285,500)	—	(285,500)
Other	(20)	—	(20)
Balance at December 31, 2016	$5,130,251	($48,442)	$5,081,809
Net income	316,347	—	316,347
Other comprehensive income	—	2,042	2,042
Distributions declared on common equity	(91,250)	—	(91,250)
Other	(144)	—	(144)
Balance at December 31, 2017	$5,355,204	($46,400)	$5,308,804
Net income	675,614	—	675,614
Other comprehensive income	—	50,296	50,296
Distributions declared on common equity	(128,000)	—	(128,000)
Reclassification pursuant to ASU 2018-02	6,262	(10,049)	(3,787)
Other	(9)	—	(9)
Balance at December 31, 2018	$5,909,071	($6,153)	$5,902,918

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2018	2017	2016	2015	2014
	(In Thousands)

Operating revenues	$4,296,320	$4,300,550	$4,177,048	$4,417,146	$4,740,504
Net income	$675,614	$316,347	$622,047	$446,639	$446,022
Total assets	$19,651,815	$18,448,864	$17,701,271	$16,387,447	$16,423,825
Long-term obligations (a)	$6,805,766	$5,469,069	$5,612,593	$4,806,790	$4,882,813

(a) Includes long-term debt (excluding currently maturing debt).

	2018	2017	2016	2015	2014
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$1,244	$1,198	$1,196	$1,292	$1,358
Commercial	941	956	930	989	1,044
Industrial	1,462	1,534	1,350	1,420	1,569
Governmental	69	69	67	67	70
Total retail	3,716	3,757	3,543	3,768	4,041
Sales for resale:
Associated companies	295	278	368	406	427
Non-associated companies	62	64	50	36	80
Other	160	147	165	152	121
Total	$4,233	$4,246	$4,126	$4,362	$4,669

Billed Electric Energy Sales (GWh):
Residential	14,494	13,357	13,810	14,399	14,415
Commercial	11,578	11,342	11,478	11,700	11,555
Industrial	29,255	29,754	28,517	27,713	27,025
Governmental	823	790	794	756	732
Total retail	56,150	55,243	54,599	54,568	53,727
Sales for resale:
Associated companies	5,498	4,793	7,345	7,500	6,240
Non-associated companies	1,762	1,711	1,690	770	1,051
Total	63,410	61,747	63,634	62,838	61,018

ENTERGY MISSISSIPPI, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Internal Restructuring

In March 2018, Entergy Mississippi filed an application with the MPSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Mississippi to a new entity, which would ultimately be held by an existing Entergy subsidiary holding company. In September 2018, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed a joint stipulation regarding the restructuring filing. In September 2018 the MPSC issued an order accepting the stipulation in its entirety and approving the restructuring and credits of $27 million to retail customers over six years, consisting of annual payments of $4.5 million for the years 2019-2024. Entergy Mississippi also received the required FERC approval.

In November 2018, Entergy Mississippi undertook a multi-step restructuring, including the following:

•	Entergy Mississippi, Inc. redeemed its outstanding preferred stock, at the aggregate redemption price of approximately $21.2 million.

•	Entergy Mississippi, Inc. converted from a Mississippi corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Mississippi, Inc. allocated substantially all of its assets to a new subsidiary, Entergy Mississippi Power and Light, LLC, a Texas limited liability company (Entergy Mississippi Power and Light), and Entergy Mississippi Power and Light assumed substantially all of the liabilities of Entergy Mississippi, Inc., in a transaction regarded as a merger under the TXBOC. Entergy Mississippi, Inc. remained in existence and held the membership interests in Entergy Mississippi Power and Light.

•
Entergy Mississippi, Inc. contributed the membership interests in Entergy Mississippi Power and Light to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy Mississippi Power and Light is a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

In December 2018, Entergy Mississippi, Inc. changed its name to Entergy Utility Enterprises, Inc., and Entergy Mississippi Power and Light then changed its name to Entergy Mississippi, LLC. Entergy Mississippi, LLC holds substantially all of the assets, and assumed substantially all of the liabilities, of Entergy Mississippi, Inc. The restructuring was accounted for as a transaction between entities under common control.

Results of Operations

Net Income

2018 Compared to 2017

Net income increased $16 million primarily due to a lower effective income tax rate and higher net revenue, after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes. The increase is partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher taxes other than income taxes.

2017 Compared to 2016

Net income increased $0.8 million primarily due to higher other income, lower other operation and maintenance expenses, and lower interest expense, substantially offset by higher depreciation and amortization expenses and a higher effective income tax rate.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Net Revenue

2018 Compared to 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2018 to 2017.

Amount
(In Millions)

2017 net revenue	$703.1
Return of unprotected excess accumulated deferred income taxes to customers	(153.0)
Provision for formula rate plan look-back evaluation	(9.3)
Retail electric price	4.2
Volume/weather	17.6
2018 net revenue	$562.6

The return of unprotected excess accumulated deferred income taxes to customers is due to a regulatory charge recorded in June 2018 that resulted in a $127.2 million reduction in net utility plant and the return of unprotected excess accumulated deferred income taxes through customer bill credits over a three-month period from July 2018 through September 2018, each per an agreement approved by the MPSC in June 2018, resulting from the stipulation related to the effects of the Tax Cuts and Jobs Act. There is no effect on net income as the reductions in net revenue are offset by a reduction in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The provision for formula rate plan look-back evaluation results from a regulatory provision recorded in fourth quarter 2018 in connection with the formula rate plan look-back evaluation report filing that will be made in March 2019.  The provision reflects the estimate of the difference between the 2018 earned rate of return on rate base and an established performance-adjusted benchmark rate of return under the formula rate plan performance-adjusted bandwidth mechanism.

The retail electric price variance is primarily due to higher storm damage rider revenues. Entergy Mississippi resumed billing the storm damage rider effective with the September 2017 billing cycle and ceased billing the storm damage rider effective with the August 2018 billing cycle.  See Note 2 to the financial statements for further discussion of the storm damage rider.

The volume/weather variance is primarily due to an increase of 643 GWh, or 5%, in billed electricity usage, including the effect of more favorable weather on residential sales.

2017 Compared to 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing 2017 to 2016.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Amount
(In Millions)

2016 net revenue	$705.4
Volume/weather	(18.2)
Retail electric price	13.5
Other	2.4
2017 net revenue	$703.1

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales.

The retail electric price variance is primarily due to a $19.4 million net annual increase in rates, effective with the first billing cycle of July 2016, and an increase in the energy efficiency rider, effective with the first billing cycle of February 2017, each as approved by the MPSC. The increase was partially offset by decreased storm damage rider revenues due to resetting the storm damage provision to zero beginning with the November 2016 billing cycle. Entergy Mississippi resumed billing the storm damage rider effective with the September 2017 billing cycle. See Note 2 to the financial statements for further discussion of the formula rate plan and the storm damage rider.

Other Income Statement Variances

2018 Compared to 2017

Other operation and maintenance expenses increased primarily due to:

•
a $5.8 million loss on the sale of fuel oil inventory per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Act. There is no effect on net income as the loss on the sale of fuel oil inventory is offset by a reduction in income tax expense. See Note 2 to the financial statements for discussion of the agreement;

•	an increase of $5.2 million in storm damage provisions. See Note 2 to the financial statements for a discussion of storm cost recovery;

•	an increase of $3.1 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done during plant outages;

•	an increase of $2.7 million in customer service costs primarily due to write-offs of customer accounts and higher contract costs; and

•	an increase of $2.1 million in vegetation maintenance costs.

The increase was partially offset by a decrease of $2.4 million in compensation and benefits costs primarily due to lower incentive-based compensation accruals in 2018 as compared to 2017.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes and an increase in local franchise taxes. Ad valorem taxes increased primarily due to higher assessments and higher millage rates. Local franchise taxes increased primarily due to higher residential and commercial revenues in 2018 as compared to 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $150 million of 3.25% Series first mortgage bonds in November 2017.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

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

Income Taxes

The effective income tax rates for 2018, 2017, and 2016 were (41,237%), 40.2%, and 36.9%, respectively. The difference in the effective income tax rate of (41,237%) versus the federal statutory rate of 21% for 2018 was primarily due to the flow through of excess accumulated deferred income taxes. See Note 3 to the financial statements for a reconciliation of the federal statutory rates of 21% for 2018 and 35% for 2017 and 2016 to the effective income tax rates.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 and 2018 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2018, 2017, and 2016 were as follows:

	2018	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,096	$76,834	$145,605

Net cash provided by (used in):
Operating activities	418,382	226,585	212,280
Investing activities	(419,453)	(417,226)	(289,444)
Financing activities	31,929	119,903	8,393
Net increase (decrease) in cash and cash equivalents	30,858	(70,738)	(68,771)

Cash and cash equivalents at end of period	$36,954	$6,096	$76,834

Operating Activities

Net cash flow provided by operating activities increased $191.8 million in 2018 primarily due to:

•
the receipt of $36.2 million from Entergy Arkansas as a result of a compliance filing made in response to the FERC’s October 2018 order in the Entergy Arkansas opportunity sales proceeding. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding;

•	the timing of collection of receivables from customers;

•	the timing of recovery of fuel and purchased power costs;

•	$26.2 million in proceeds from the sale of fuel oil inventory in 2018;

•	the effect of favorable weather on billed sales; and

•	the timing of collection of storm damage rider revenues. See Note 2 to the financial statements for further discussion of the storm damage rider.

The increase was partially offset by the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

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

Investing Activities

Net cash flow used in investing activities increased $2.2 million in 2018 primarily due to:

•	money pool activity;

•	an increase of $9 million in information technology construction expenditures primarily due to increased spending on various technology projects;

•	an increase of $8.4 million in distribution construction expenditures primarily due to increased spending on advanced metering infrastructure; and

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

•	several individually insignificant items.

The increase was partially offset by:

•	a decrease of $35.7 million in transmission construction expenditures primarily due to a lower scope of work performed in 2018;

•	a decrease of $17.1 million in fossil-fueled generation construction expenditures primarily due to a lower scope of work performed in 2018; and

•	a decrease of $15.2 million in storm spending in 2018.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased by $39.7 million in 2018 compared to decreasing by $9 million in 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

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

Financing Activities

Net cash flow provided by financing activities decreased $88 million primarily due to:

•	the issuance of $150 million of 3.25% Series first mortgage bonds in November 2017; and

•
the redemption of $20 million of preferred stock in 2018 in connection with the internal restructuring. See Note 2 to the financial statements for further discussion of the internal restructuring and Note 6 to the financial statements for details of preferred stock activity.

The decrease was partially offset by:

•	the issuance of $55 million of 4.52% Series first mortgage bonds in December 2018;

•	a decrease of $16 million in common equity distributions paid in 2018 resulting from Entergy Mississippi’s historical and planned capital investments; and

•	an increase in advances received from customers for transmission projects.

Net cash flow provided by financing activities increased $111.5 million in 2017 primarily due to the issuance of $150 million of 3.25% Series first mortgage bonds in November 2017 and the redemption of $30 million of preferred stock in 2016, partially offset by the net issuance of $61.4 million of long-term debt in 2016.

See Note 5 to the financial statements for details on long-term debt.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Mississippi’s debt to capital ratio is balanced between equity and debt, as shown in the following table.

	December 31, 2018	December 31, 2017
Debt to capital	50.6%	51.5%
Effect of subtracting cash	(0.7%)	(0.2%)
Net debt to net capital	49.9%	51.3%

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

Entergy Mississippi seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a distribution, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Mississippi may issue incremental debt or reduce distributions, or both, to maintain its targeted capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing distributions, Entergy Mississippi may receive equity contributions to maintain the targeted capital structure.

Uses of Capital

Entergy Mississippi requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	distributions and interest payments.

Following are the amounts of Entergy Mississippi’s planned construction and other capital investments.

	2019	2020	2021
	(In Millions)
Planned construction and capital investment:
Generation	$405	$50	$225
Transmission	145	140	135
Distribution	160	160	140
Utility Support	75	55	35
Total	$785	$405	$535

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Mississippi’s existing debt obligations and lease obligations (includes estimated interest payments) and other purchase obligations.

	2019	2020-2021	2022-2023	After 2023	Total
	(In Millions)
Long-term debt (a)	$197	$84	$331	$1,590	$2,202
Operating leases	$9	$16	$9	$4	$38
Purchase obligations (b)	$219	$400	$371	$3,851	$4,841

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Mississippi, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Mississippi currently expects to contribute approximately $7.7 million to its qualified pension plans and approximately $123 thousand to other postretirement health care and life insurance plans in 2019, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also, in addition to the contractual obligations, Entergy Mississippi has $30.5 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Mississippi includes amounts associated with specific investments such as the Choctaw Generating Station and the Sunflower Solar Facility, each discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy Mississippi pays distributions from its earnings at a percentage determined monthly.

Choctaw Generating Station

In August 2018, Entergy Mississippi announced that it signed an asset purchase agreement to acquire from a subsidiary of GenOn Energy Inc. the Choctaw Generating Station, an 810 MW natural gas fired combined-cycle turbine plant located near French Camp, Mississippi.  The purchase price is expected to be approximately $314 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $401 million.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and the FERC. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act has occurred.  In October 2018, Entergy Mississippi filed an application with the MPSC seeking approval of the acquisition and cost recovery. In a separate filing in October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism,

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions approved by the MPSC. Closing is expected to occur by the end of 2019.

Sunflower Solar Facility

In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project will be built by Sunflower County Solar Project, LLC, a sub-subsidiary of Recurrent Energy, LLC. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  In December 2018, Entergy Mississippi filed a joint petition with Sunflower Solar Project at the MPSC for Sunflower Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi has proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility.  Closing is expected to occur by the end of 2021.

Advanced Metering Infrastructure (AMI)

In November 2016, Entergy Mississippi filed an application seeking an order from the MPSC granting a certificate of public convenience and necessity and finding that Entergy Mississippi’s deployment of AMI is in the public interest. Entergy Mississippi proposed to replace existing meters with advanced meters that enable two-way data communication; to design and build a secure and reliable network to support such communications; and to implement support systems. AMI is intended to serve as the foundation of Entergy Mississippi’s modernized power grid. The filing included an estimate of implementation costs for AMI of $132 million. The filing identified a number of quantified and unquantified benefits, and Entergy Mississippi provided a cost benefit analysis showing that its AMI deployment is expected to produce a nominal benefit to customers of $496 million over a 15-year period, which when netted against the costs of AMI results in $183 million of net customer benefits. Entergy Mississippi also sought to continue to include in rate base the remaining book value, approximately $56 million at December 31, 2015, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Mississippi proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019, subject to approval by the MPSC. Deployment of the communications network began in 2018. Entergy Mississippi proposed to include the AMI deployment costs and the quantified benefits in existing rate mechanisms, primarily through future formula rate plan filings and/or future energy cost recovery rider schedule re-determinations, as applicable. In May 2017 the Mississippi Public Utilities Staff and Entergy Mississippi entered into and filed a joint stipulation supporting Entergy Mississippi’s filing, and the MPSC issued an order approving the filing without material changes, finding that Entergy Mississippi’s deployment of AMI is in the public interest and granting a certificate of public convenience and necessity. The MPSC order also confirmed that Entergy Mississippi shall continue to include in rate base the remaining book value of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. In June 2018, as part of the order approving the joint stipulation between the Mississippi Public Utilities Staff and Entergy Mississippi addressing Entergy Mississippi’s 2018 formula rate plan evaluation report and the ratemaking effects of the Tax Act, the MPSC approved the acceleration of the recovery of substantially all of Entergy Mississippi’s existing customer meters in anticipation of AMI deployment.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Sources of Capital

Entergy Mississippi’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred membership interest issuances;

•	capital contributions; and

•	bank financing under new or existing facilities.

Entergy Mississippi may refinance, redeem, or otherwise retire debt prior to maturity, to the extent market conditions and interest rates are favorable.

All debt and preferred membership interest issuances by Entergy Mississippi require prior regulatory approval.  Debt issuances are also subject to issuance tests set forth in its bond indenture and other agreements.  Entergy Mississippi has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Mississippi’s receivables from the money pool were as follows as of December 31 for each of the following years.

2018	2017	2016	2015
(In Thousands)
$41,380	$1,633	$10,595	$25,930

See Note 4 to the financial statements for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in May 2019. No borrowings were outstanding under the credit facilities as of December 31, 2018.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2018, $16.7 million of letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Mississippi obtained authorization from the FERC through November 2020 for short-term borrowings not to exceed an aggregate amount of $175 million at any time outstanding and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Mississippi’s short-term borrowing limits.

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

Formula Rate Plan Filings

In March 2016, Entergy Mississippi submitted its formula rate plan 2016 test year filing showing Entergy Mississippi’s projected earned return for the 2016 calendar year to be below the formula rate plan bandwidth. The filing showed a $32.6 million rate increase was necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 9.96%, within the formula rate plan bandwidth. In June 2016 the MPSC approved Entergy Mississippi’s joint stipulation with the Mississippi Public Utilities Staff. The joint stipulation

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

provided for a total revenue increase of $23.7 million. The revenue increase included a $19.4 million increase through the formula rate plan, resulting in a return on common equity point of adjustment of 10.07%. The revenue increase also included $4.3 million in incremental ad valorem tax expenses to be collected through an updated ad valorem tax adjustment rider. The revenue increase and ad valorem tax adjustment rider were effective with the July 2016 bills.

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

In March 2018, Entergy Mississippi submitted its formula rate plan 2018 test year filing and 2017 look-back filing showing Entergy Mississippi’s earned return for the historical 2017 calendar year and projected earned return for the 2018 calendar year, in large part as a result of the lower federal corporate income tax rate effective in 2018, to be within the formula rate plan bandwidth, resulting in no change in rates. In June 2018, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a stipulation that confirmed that Entergy Mississippi’s earned returns for both the 2017 look-back filing and 2018 test year were within the respective formula rate plan bandwidths. In June 2018 the MPSC approved the stipulation, which resulted in no change in rates. See Note 2 to the financial statements for additional discussion regarding the treatment of the effects of the lower federal corporate income tax rate.

Entergy Mississippi’s formula rate plan includes a look-back evaluation report filing in March 2019 that will compare actual 2018 results to the performance-adjusted allowed return on rate base.  In fourth quarter 2018, Entergy Mississippi recorded a provision of $9.3 million that reflects the estimate of the difference between the 2018 earned rate of return on rate base and an established performance-adjusted benchmark rate of return under the formula rate plan performance-adjusted bandwidth mechanism.

In October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions, such as the Sunflower Solar facility, that are approved by the MPSC.

Internal Restructuring

See “Internal Restructuring” above for additional discussion of Entergy Mississippi’s internal restructuring. In December 2018, Entergy Mississippi filed its notice of intent to implement the restructuring credit rider to allow Entergy Mississippi to return credits of $27 million to retail customers over six years. In January 2019 the MPSC approved the proposed restructuring credit adjustment factor, which is effective for bills rendered beginning February 2019.

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

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

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

In November 2016, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an over-recovery of less than $2 million as of September 30, 2016. Also, in January 2017 the MPSC approved the annual factor effective with February 2017 bills. Also in January 2017 the MPSC certified to the Mississippi Legislature the audit reports of its independent auditors for the fuel year ending September 30, 2016. In its order, the MPSC expressly reserved the right to review and determine the recoverability of any and all purchased power expenditures made during fiscal year 2016. The MPSC hired independent auditors to conduct an annual operations audit and a financial audit. The independent auditors issued their audit reports in December 2017. The audit reports included several recommendations for action by Entergy Mississippi but did not recommend any cost disallowances. In January 2018 the MPSC certified the audit reports to the Mississippi Legislature. In November 2017 the Public Utilities Staff separately engaged a consultant to review the outage at the Grand Gulf Nuclear Station that began in 2016. The review is currently in progress.

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

In November 2018, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an under-recovery of approximately $57 million as of September 30, 2018. In January 2019 the MPSC approved the proposed energy cost factor effective for February 2019 bills.

Mississippi Attorney General Complaint

The Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  In December 2008 the defendant Entergy companies removed the Attorney General’s lawsuit to U.S. District Court in Jackson, Mississippi. In June 2010 the MPSC authorized the deferral of certain legal expenses associated with this litigation until it is resolved. As of December 31, 2018, Entergy Mississippi has a regulatory asset of $23.6 million for these deferred legal expenses. Pre-trial and settlement conferences were held in October 2018. In October 2018 the District Court rescheduled the trial to April 2019.

Storm Cost Recovery Filings with Retail Regulators

Entergy Mississippi has approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeds $15 million, the collection of the storm damage provision ceases until such time that the accumulated storm damage provision becomes less than $10 million. As of April 30, 2016, Entergy Mississippi’s storm damage provision balance was less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with June 2016 bills. As of September 30, 2016, however, Entergy Mississippi’s storm damage provision balance exceeded $15 million. Accordingly the storm damage provision was reset to zero beginning with November 2016 bills. As of July 31, 2017, the balance in Entergy Mississippi’s accumulated storm damage provision was again less than $10 million, therefore

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Entergy Mississippi resumed billing the monthly storm damage provision effective with September 2017 bills. As of June 30, 2018, Entergy Mississippi’s storm damage provision balance exceeded $15 million. Accordingly the storm damage provision was reset to zero beginning with August 2018 bills.

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

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2019 Qualified Pension Cost	Impact on 2018 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$755	$11,196
Rate of return on plan assets	(0.25%)	$823	$—
Rate of increase in compensation	0.25%	$392	$1,940

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2019 Postretirement Benefit Cost	Impact on 2018 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$153	$2,004
Health care cost trend	0.25%	$248	$1,617

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Mississippi in 2018 was $10.8 million. Entergy Mississippi anticipates 2019 qualified pension cost to be $11.3 million.  Entergy Mississippi contributed $14.9 million to its qualified pension plans in 2018 and estimates 2019 pension contributions will be approximately $7.7 million, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019.

Total postretirement health care and life insurance benefit income for Entergy Mississippi in 2018 was $1.5 million. Entergy Mississippi expects 2019 postretirement health care and life insurance benefit income of approximately $425 thousand. Entergy Mississippi contributed $87 thousand to its other postretirement plans in 2018 and estimates that 2019 contributions will be approximately $123 thousand.

Entergy Mississippi, LLC
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the members and Board of Directors of
Entergy Mississippi, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Entergy Mississippi, LLC (the “Company”) as of December 31, 2018 and 2017, the related statements of income, cash flows and changes in member’s equity (pages 376 through 380 and applicable items in pages 53 through 237), for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2019

We have served as the Company’s auditor since 2001.

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)

OPERATING REVENUES
Electric	$1,335,112	$1,198,229	$1,094,649

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	260,198	185,816	95,090
Purchased power	364,575	328,463	297,902
Other operation and maintenance	261,613	240,738	248,019
Taxes other than income taxes	101,999	95,051	94,482
Depreciation and amortization	152,577	143,479	136,214
Other regulatory charges (credits) - net	147,704	(19,134)	(3,721)
TOTAL	1,288,666	974,413	867,986

OPERATING INCOME	46,446	223,816	226,663

OTHER INCOME
Allowance for equity funds used during construction	8,710	9,667	5,801
Interest and investment income	135	85	656
Miscellaneous - net	(2,732)	(2,232)	(5,955)
TOTAL	6,113	7,520	502

INTEREST EXPENSE
Interest expense	55,905	51,260	57,114
Allowance for borrowed funds used during construction	(3,651)	(3,875)	(2,987)
TOTAL	52,254	47,385	54,127

INCOME BEFORE INCOME TAXES	305	183,951	173,038

Income taxes	(125,773)	73,919	63,854

NET INCOME	126,078	110,032	109,184

Preferred dividend requirements and other	834	953	2,443

EARNINGS APPLICABLE TO COMMON EQUITY	$125,244	$109,079	$106,741

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)

OPERATING ACTIVITIES
Net income	$126,078	$110,032	$109,184
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	152,577	143,479	136,214
Deferred income taxes, investment tax credits, and non-current taxes accrued	56,502	84,816	60,986
Changes in assets and liabilities:
Receivables	37,762	(29,528)	(28,819)
Fuel inventory	33,675	5,266	401
Accounts payable	(7,472)	3,595	33,733
Taxes accrued	(5,291)	18,803	20,579
Interest accrued	(2,670)	1,248	822
Deferred fuel costs	24,428	(25,487)	(114,711)
Other working capital accounts	(9,902)	5,115	(5,222)
Provisions for estimated losses	6,378	(9,676)	6,378
Other regulatory assets	54,860	(17,412)	(3,626)
Other regulatory liabilities	(131,856)	405,395	(2,986)
Deferred tax rate change recognized as regulatory liability/asset	—	(452,429)	—
Pension and other postretirement liabilities	(8,405)	(8,055)	(10,648)
Other assets and liabilities	91,718	(8,577)	9,995
Net cash flow provided by operating activities	418,382	226,585	212,280
INVESTING ACTIVITIES
Construction expenditures	(387,293)	(427,616)	(310,356)
Allowance for equity funds used during construction	8,710	9,667	5,801
Changes in money pool receivable - net	(39,747)	8,962	15,335
Payment for purchase of assets	—	(6,958)	—
Other	(1,123)	(1,281)	(224)
Net cash flow used in investing activities	(419,453)	(417,226)	(289,444)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	54,449	148,185	623,812
Retirement of long-term debt	—	—	(562,400)
Redemption of preferred stock	(21,208)	—	(30,000)
Distributions/dividends paid:
Common equity	(10,000)	(26,000)	(24,000)
Preferred stock	(993)	(953)	(2,755)
Other	9,681	(1,329)	3,736
Net cash flow provided by financing activities	31,929	119,903	8,393
Net increase (decrease) in cash and cash equivalents	30,858	(70,738)	(68,771)
Cash and cash equivalents at beginning of period	6,096	76,834	145,605
Cash and cash equivalents at end of period	$36,954	$6,096	$76,834
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$56,037	$47,631	$53,693
Income taxes	($19,118)	($25,043)	($12,487)
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS

	December 31,
	2018	2017
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$11	$1,607
Temporary cash investments	36,943	4,489
Total cash and cash equivalents	36,954	6,096
Accounts receivable:
Customer	73,205	72,039
Allowance for doubtful accounts	(563)	(574)
Associated companies	51,065	45,081
Other	8,647	9,738
Accrued unbilled revenues	50,171	54,256
Total accounts receivable	182,525	180,540
Deferred fuel costs	8,016	32,444
Fuel inventory - at average cost	11,931	45,606
Materials and supplies - at average cost	47,255	42,571
Prepayments and other	9,365	7,041
TOTAL	296,046	314,298

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,576	4,592
Escrow accounts	32,447	31,969
TOTAL	37,023	36,561

UTILITY PLANT
Electric	4,780,720	4,660,297
Property under capital lease	—	125
Construction work in progress	128,149	149,367
TOTAL UTILITY PLANT	4,908,869	4,809,789
Less - accumulated depreciation and amortization	1,641,821	1,681,306
UTILITY PLANT - NET	3,267,048	3,128,483

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	343,049	397,909
Other	3,638	2,124
TOTAL	346,687	400,033

TOTAL ASSETS	$3,946,804	$3,879,375

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2018	2017
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$150,000	$—
Accounts payable:
Associated companies	42,928	55,689
Other	79,117	77,326
Customer deposits	85,085	83,654
Taxes accrued	77,552	82,843
Interest accrued	20,231	22,901
Other	7,526	12,785
TOTAL	462,439	335,198

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	551,869	488,806
Accumulated deferred investment tax credits	10,186	8,867
Regulatory liability for income taxes - net	246,402	411,011
Other regulatory liabilities	33,622	869
Asset retirement cost liabilities	9,206	9,219
Accumulated provisions	51,142	44,764
Pension and other postretirement liabilities	93,100	101,498
Long-term debt	1,175,750	1,270,122
Other	20,862	10,770
TOTAL	2,192,139	2,345,926

Commitments and Contingencies

Preferred stock without sinking fund	—	20,381

EQUITY
Member's equity	1,292,226	1,177,870
TOTAL	1,292,226	1,177,870

TOTAL LIABILITIES AND EQUITY	$3,946,804	$3,879,375

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2018, 2017, and 2016

Member's Equity
(In Thousands)

Balance at December 31, 2015	$1,012,050
Net income	109,184
Common equity distributions	(24,000)
Preferred stock dividends	(2,443)
Balance at December 31, 2016	$1,094,791
Net income	110,032
Common equity distributions	(26,000)
Preferred stock dividends	(953)
Balance at December 31, 2017	$1,177,870
Net income	126,078
Common equity distributions	(10,000)
Preferred stock dividends	(834)
Other	(888)
Balance at December 31, 2018	$1,292,226

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2018	2017	2016	2015	2014
	(In Thousands)

Operating revenues	$1,335,112	$1,198,229	$1,094,649	$1,396,985	$1,524,193
Net income	$126,078	$110,032	$109,184	$92,708	$74,821
Total assets	$3,946,804	$3,879,375	$3,602,140	$3,477,407	$3,358,625
Long-term obligations (a)	$1,175,750	$1,290,503	$1,141,924	$972,058	$1,097,182

(a) Includes long-term debt (excluding currently maturing debt), non-current capital lease obligations, and preferred stock without sinking fund.

	2018	2017	2016	2015	2014
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$579	$502	$459	$565	$585
Commercial	462	423	374	465	481
Industrial	175	159	134	164	175
Governmental	44	41	38	47	47
Total retail	1,260	1,125	1,005	1,241	1,288
Sales for resale:
Associated companies	1	—	1	75	153
Non-associated companies	25	18	30	10	14
Other	49	55	59	71	69
Total	$1,335	$1,198	$1,095	$1,397	$1,524

Billed Electric Energy Sales (GWh):
Residential	5,829	5,308	5,617	5,661	5,672
Commercial	4,865	4,783	4,894	4,913	4,821
Industrial	2,559	2,536	2,493	2,283	2,297
Governmental	438	421	439	433	414
Total retail	13,691	13,048	13,443	13,290	13,204
Sales for resale:
Associated companies	—	—	—	1,419	2,657
Non-associated companies	1,060	857	1,021	261	193
Total	14,751	13,905	14,464	14,970	16,054

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2018 Compared to 2017

Net income increased $8.6 million primarily due to a lower effective income tax rate and higher net revenue, after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes, partially offset by higher other operation and maintenance expenses, lower other income, and higher depreciation and amortization expenses.

2017 Compared to 2016

Net income decreased $4.3 million primarily due to higher taxes other than income taxes, lower net revenue, and a higher effective income tax rate, partially offset by lower other operation and maintenance expenses and higher other income.

Net Revenue

2018 Compared to 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2018 to 2017.

Amount
(In Millions)

2017 net revenue	$311.9
Return of unprotected excess accumulated deferred income taxes to customers	(13.4)
Net gas revenue	2.9
Volume/weather	10.7
Other	(1.5)
2018 net revenue	$310.6

The return of unprotected excess accumulated deferred income taxes to customers is primarily due to the return of unprotected excess accumulated deferred income taxes through the fuel adjustment clause beginning in July 2018. There is no effect on net income as the reduction in net revenue is offset by a reduction in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The net gas revenue variance is primarily due to the effect of more favorable weather on residential and commercial sales.

The volume/weather variance is primarily due to an increase of 292 GWh, or 5%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and a 1% increase in the average number of electric customers.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

The retail electric price variance is primarily due to a net decrease in the purchased power and capacity acquisition cost recovery rider. There was a decrease in the rider primarily due to credits to customers as part of the Entergy New Orleans internal restructuring agreement in principle, effective with the first billing cycle of June 2017, partially offset by lower credits to customers in 2017 related to the retirement of Michoud Units 2 and 3. See Note 2 to the financial statements for further discussion of the credits associated with Entergy New Orleans’s internal restructuring and the Michoud retirement.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in residential and commercial usage resulting from a 1% increase in the average number of residential and commercial electric customers.

Other Income Statement Variances

2018 Compared to 2017

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2.9 million in distribution expenses primarily due to higher contract labor costs;

•	an increase of $2.8 million in energy efficiency costs;

•	an increase of $2.2 million in gas operation expenses primarily due to higher labor costs, including contract labor;

•	an increase of $2.1 million in loss provisions;

•	an increase of $2.1 million in information technology costs primarily due to higher software maintenance costs and higher contract costs; and

•	an increase of $1.9 million in customer service costs primarily due to higher write-offs of customer accounts in 2018.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income decreased primarily due to the accrual in fourth quarter 2018 of a $5 million settlement offer in the New Orleans Power Station show cause proceeding. See “Liquidity and Capital Resources - Uses of Capital - New Orleans Power Station” below for discussion of the New Orleans Power Station proceedings.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Income Taxes

The effective income tax rates for 2018, 2017, and 2016 were (4.8%), 42.8%, and 37.0%, respectively. The difference in the effective income tax rate of (4.8%) versus the federal statutory rate of 21% for 2018 was primarily due to the amortization of excess accumulated deferred income taxes. See Note 3 to the financial statements for a reconciliation of the federal statutory rates of 21% for 2018 and 35% for 2017 and 2016 to the effective income tax rates.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 and 2018 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2018, 2017, and 2016 were as follows:

	2018	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$32,741	$103,068	$88,876

Net cash provided by (used in):
Operating activities	171,778	127,797	205,211
Investing activities	(207,616)	(109,500)	(322,681)
Financing activities	22,774	(88,624)	131,662
Net increase (decrease) in cash and cash equivalents	(13,064)	(70,327)	14,192

Cash and cash equivalents at end of period	$19,677	$32,741	$103,068

Operating Activities

Net cash flow provided by operating activities increased $44 million in 2018 primarily due to:

•
an increase of $31.1 million in 2018 of income tax refunds. Entergy New Orleans had income tax refunds in 2018 and 2017 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2018 resulted from the utilization of Entergy New Orleans’s net operating loss; and

•
the receipt of $7 million from Entergy Arkansas as a result of a compliance filing made in response to the FERC’s October 2018 order in the Entergy Arkansas opportunity sales proceeding. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding.

The increase was partially offset by the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Net cash flow provided by operating activities decreased $77.4 million in 2017 primarily due to a decrease of $77.3 million in income tax refunds in 2017 compared to 2016 and the timing of collections of receivables from customers and payments to vendors. Entergy New Orleans had income tax refunds in 2017 and 2016 in accordance with an intercompany income tax allocation agreement. The 2016 income tax refunds resulted primarily from deductible temporary differences. The decrease was partially offset by an increase due to the timing of recovery of fuel and purchased power costs.

Investing Activities

Net cash flow used in investing activities increased $98.1 million in 2018 primarily due to an increase of $74.5 million in fossil-fueled generation construction expenditures due to higher spending on the New Orleans Power Station project in 2018 as compared to 2017 and money pool activity.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased by $9.3 million in 2018 compared to decreasing by $1.5 million in 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy New Orleans, LLC and Subsidiaries
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

Financing Activities

Entergy New Orleans’s financing activities provided $22.8 million of cash in 2018 compared to using $88.6 million of cash in 2017 primarily due to the following activity:

•	the issuance of $60 million of 4.51% Series first mortgage bonds in September 2018;

•
a decrease of $50.5 million in common equity distributions in 2018 as compared to 2017. Common equity distributions were lower in 2018 primarily as a result of the construction of the New Orleans Power Station, as discussed below, and the excess accumulated deferred income taxes being returned to customers as a result of the enactment of the Tax Cuts and Jobs act in December 2017. See Note 2 to the financial statements for discussion of regulatory proceedings related to the enactment of the Tax Cuts and Jobs Act;

•	$20 million in capital contributions received from Entergy Corporation in 2017. The 2017 contribution was made in consideration of Entergy New Orleans’s upcoming capital requirements; and

•	the redemption of $19.8 million of preferred stock in 2017 in connection with the internal restructuring, as discussed below.

Entergy New Orleans’s financing activities used $88.6 million of cash in 2017 compared to providing $131.7 million of cash in 2016 primarily due to the following activity:

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

•
a decrease of $27.8 million in capital contributions received from Entergy Corporation in 2017 compared to 2016. The 2017 contribution was made in consideration of Entergy New Orleans’s upcoming capital requirements. The 2016 contribution was made in anticipation of Entergy New Orleans’s purchase of Power Block 1 of the Union Power Station; and

•
the redemptions of $7.8 million of 4.75% Series preferred stock, $6 million of 5.56% Series preferred stock, and $6 million of 4.36% Series preferred stock in 2017 in connection with the internal restructuring, as discussed below.

See Note 14 to the financial statements for discussion of the Union Power Station purchase.

Capital Structure

Entergy New Orleans’s debt to capital ratio is balanced between equity and debt as shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long-term debt in 2018.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

	December 31, 2018	December 31, 2017
Debt to capital	52.1%	51.3%
Effect of excluding securitization bonds	(3.5%)	(4.7%)
Debt to capital, excluding securitization bonds (a)	48.6%	46.6%
Effect of subtracting cash	(1.2%)	(2.4%)
Net debt to net capital, excluding securitization bonds (a)	47.4%	44.2%

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

Entergy New Orleans seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a distribution, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy New Orleans may issue incremental debt or reduce distributions, or both, to maintain its targeted capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing distributions, Entergy New Orleans may receive equity contributions to maintain the targeted capital structure.

Uses of Capital

Entergy New Orleans requires capital resources for:

•	construction and other capital investments;

•	working capital purposes, including the financing of fuel and purchased power costs;

•	debt maturities or retirements; and

•	distribution and interest payments.

Following are the amounts of Entergy New Orleans’s planned construction and other capital investments.

	2019	2020	2021
	(In Millions)
Planned construction and capital investment:
Generation	$110	$65	$100
Transmission	15	10	5
Distribution	90	95	110
Utility Support	25	15	20
Total	$240	$185	$235

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy New Orleans’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2019	2020-2021	2022-2023	After 2023	Total
	(In Millions)
Long-term debt (a)	$34	$92	$163	$704	$993
Operating leases	$3	$4	$2	$2	$11
Purchase obligations (b)	$199	$397	$409	$2,770	$3,775

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy New Orleans, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy New Orleans currently expects to contribute approximately $1.8 million to its qualified pension plan and approximately $2.1 million to other postretirement health care and life insurance plans in 2019, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy New Orleans has $265.9 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which was retired effective May 31, 2016. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. The cost estimate for the alternative 128 MW unit is $210 million. In addition, the application renewed the commitment to pursue up to 100 MW of renewable resources to serve New Orleans. In March 2018 the City Council adopted a

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

resolution approving construction of the 128 MW unit. The targeted commercial operation date is mid-2020, subject to receipt of all necessary permits. In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law. In May 2018 the City Council announced that it would initiate an investigation into allegations that Entergy New Orleans, Entergy, or some other entity paid or participated in paying certain attendees and speakers in support of the New Orleans Power Station to attend or speak at certain meetings organized by the City Council. In June 2018, Entergy New Orleans produced documents in response to a City Council resolution relating to this investigation. The City Council issued a request for qualifications for an investigator and in June 2018 selected two investigators. In October 2018 the investigators for the City Council released their report, concluding that individuals were paid to attend and/or speak in support of the New Orleans Power Station and that Entergy New Orleans “knew or should have known that such conduct occurred or reasonably might occur.”  The City Council held a special meeting on October 31, 2018 to allow the investigators to present the report and for the City Council to consider next steps.  At that meeting, the City Council issued a resolution requiring Entergy New Orleans to show cause why it should not be fined $5 million as a result of the findings in the report. In November 2018, Entergy New Orleans submitted its response to the show cause resolution, disagreeing with certain characterizations and omissions of fact in the report and asserting that the City Council could not legally impose the proposed fine.  Simultaneous with the filing of its response to the show cause resolution, Entergy New Orleans sent a letter to the City Council re-asserting that the City Council’s imposition of the proposed fine would be unlawful, but acknowledging that the actions of a subcontractor, which was retained by an Entergy New Orleans contractor without the knowledge or contractually-required consent of Entergy New Orleans, were contrary to Entergy’s values.  In that letter, Entergy New Orleans offered to donate $5 million to the City Council to resolve the show cause proceeding.  In January 2019, Entergy New Orleans submitted a new settlement proposal to the City Council. The proposal retains the components of the first offer but adds to it a commitment to make reasonable efforts to limit the costs of the project to the $210 million cost estimate with advanced notification of anticipated cost overruns, additional reporting requirements for cost and environmental items, and a commitment regarding reliability investment and to work with the New Orleans Sewerage and Water Board to provide a reliable source of power. In February 2019 the City Council approved a resolution approving the settlement proposal and allowing the construction of the New Orleans Power Station to commence.

Gas Infrastructure Rebuild Plan

In September 2016, Entergy New Orleans submitted to the City Council a request for authorization for Entergy New Orleans to proceed with annual incremental capital funding of $12.5 million for its gas infrastructure rebuild plan, which would replace all of Entergy New Orleans’s low pressure cast iron, steel, and vintage plastic pipe over a ten-year period commencing in 2017.  Entergy New Orleans also proposed that recovery of the investment to fund its gas infrastructure replacement plan be determined in connection with its next base rate case.  The City Council authorized Entergy New Orleans to proceed with its replacement plans and established a schedule for proceedings in advance of the rate case intended to provide an opportunity for evaluation of the gas infrastructure plan that would best serve the public interest and the effect on customers of the approval of any such plan. In the course of that proceeding, the City Council’s advisors submitted pre-filed testimony recommending that Entergy New Orleans be allowed to continue with its conditioned-based approach to gas pipeline replacement to replace approximately 238 miles of low pressure pipe at a rate of approximately 25 miles per year. The City Council’s advisors also recommended that Entergy New Orleans be required to adhere to certain reporting requirements and recognized the need to address the sustained level of investment in gas infrastructure on customer bills. In September 2017, Entergy New Orleans filed rebuttal testimony suggesting that its recovery of future investment and customer effects would be addressed in the rate case that Entergy New Orleans was required to file in July 2018. The procedural schedule was suspended in order to allow for resolution of the proceeding.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Renewables

In July 2018, Entergy New Orleans filed an application with the City Council requesting approval of three utility-scale solar projects totaling 90 MW.  If approved, the resource additions will allow Entergy New Orleans to make significant progress towards meeting its voluntary commitment to the City Council to add up to 100 MW of renewable energy resources.  The three projects include constructing a self-build solar plant in Orleans Parish with an output of 20 MW, acquiring a 50 MW solar facility in Washington Parish through a build-own-transfer acquisition, and procuring 20 MW of solar power from a project to be built in St. James Parish through a power purchase agreement. In August 2018 the City Council approved a procedural schedule opening discovery that was designed to encourage settlement by December 2018. In December 2018 the City Council advisors requested that Entergy New Orleans pursue alternative deal structures for the Washington Parish project and attempt to reduce costs for the 20 MW Orleans Parish project. The City Council approved a motion to allow parties to continue settlement discussions until April 2019.

Advanced Metering Infrastructure (AMI)

In October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Entergy New Orleans proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems.  AMI is intended to serve as the foundation of Entergy New Orleans’s modernized power grid.  The filing included an estimate of implementation costs for AMI of $75 million. The filing identified a number of quantified and unquantified benefits, and Entergy New Orleans provided a cost/benefit analysis showing that its combined electric and gas AMI deployment is expected to produce a nominal net benefit to customers of $101 million.  Entergy New Orleans also sought to continue to include in rate base the remaining book value, approximately $21 million at December 31, 2015, of the existing electric meters and also to depreciate those assets using current depreciation rates.  Entergy New Orleans proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which began in 2019.  Deployment of the information technology infrastructure began in 2017 and deployment of the communications network began in 2018.  Entergy New Orleans proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022.  The City Council’s advisors filed testimony in May 2017 recommending the adoption of AMI subject to certain modifications, including the denial of Entergy New Orleans’s proposed customer charge as a cost recovery mechanism. In January 2018 a settlement was reached between the City Council’s advisors and Entergy New Orleans. In February 2018 the City Council approved the settlement, which deferred cost recovery to the 2018 Entergy New Orleans rate case, but also stated that an adjustment for 2018-2019 AMI costs can be filed in the rate case and that, for all subsequent AMI costs, the mechanism to be approved in the 2018 rate case will allow for the timely recovery of such costs. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to explore the options for accelerating the deployment of AMI. In June 2018 the City Council approved a one-year acceleration of AMI in its service area for an incremental $4.4 million.

Sources of Capital

Entergy New Orleans’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt and preferred membership interest issuances;

•	capital contributions; and

•	bank financing under new or existing facilities.

Entergy New Orleans may refinance, redeem, or otherwise retire debt prior to maturity, to the extent market conditions and interest rates are favorable.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

All debt and common and preferred membership interest issuances by Entergy New Orleans require prior regulatory approval. Debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements. Entergy New Orleans has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy New Orleans’s receivables from the money pool were as follows as of December 31 for each of the following years.

2018	2017	2016	2015
(In Thousands)
$22,016	$12,723	$14,215	$15,794

See Note 4 to the financial statements for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2021. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of December 31, 2018, there were no cash borrowings and a $0.8 million letter of credit was outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2018, a $2 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy New Orleans obtained authorization from the FERC through October 2019 for short-term borrowings not to exceed an aggregate amount of $150 million at any time outstanding and long-term borrowings and securities issuances. See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized not only by the FERC, but also by the City Council, and the current City Council authorization extends through October 2019.

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

Retail Rates

As a provision of the settlement agreement approved by the City Council in May 2015 providing for the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that supported the provision of service to Entergy Louisiana’s customers in Algiers, it was agreed that, with limited exceptions, no action may be taken with respect to Entergy New Orleans’s base rates until rates are implemented from a base rate case that must be filed for its electric and gas operations in 2018. This provision eliminated the formula rate plan applicable to Algiers operations. The limited exceptions included continued implementation of the then-remaining two years of the four-year phased-in rate increase for the Algiers area and certain exceptional cost increases or decreases in the base revenue requirement. An additional provision of the settlement agreement allowed for continued recovery of the revenue requirement associated with the capacity and energy from Ninemile 6 received by Entergy New Orleans under a power purchase agreement with Entergy Louisiana (Algiers PPA). The settlement authorized Entergy New Orleans to recover the remaining revenue requirement related to the Algiers PPA through base rates charged to Algiers customers. The settlement also provided for continued implementation of the Algiers MISO recovery rider.

In addition to the Algiers PPA, Entergy New Orleans has a separate power purchase agreement with Entergy Louisiana for 20% of the capacity and energy from Ninemile 6 (Ninemile PPA), which commenced operation in

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  The rate settlement provided an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provided a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs. In January 2015 the City Council approved funding for the Energy Smart program from April 2015 through March 2017 using the remainder of the approximately $12.8 million of 2014 rough production cost equalization funds, with any remaining costs being recovered through the fuel adjustment clause. This funding methodology was modified in November 2015 when the City Council directed Entergy New Orleans to use a combination of guaranteed customer savings related to a prior agreement with the City Council and rough production cost equalization funds to cover program costs prior to recovering any costs through the fuel adjustment clause. In April 2017 the City Council approved an implementation plan for the Energy Smart program from April 2017 through December 2019. The City Council directed that the $11.8 million balance reported for Energy Smart funds be used to continue funding the program for Entergy New Orleans’s legacy customers and that the Energy Smart Algiers program continue to be funded through the Algiers fuel adjustment clause, until additional customer funding is required for the legacy customers. In September 2017, Entergy New Orleans filed a supplemental plan and proposed several options for an interim cost recovery mechanism necessary to recover program costs during the period between when existing funds directed to Energy Smart programs are depleted and when new rates from the 2018 combined rate case, which includes a cost recovery mechanism for Energy Smart funding, take effect (estimated to be August 2019). In December 2017 the City Council approved an energy efficiency cost recovery rider as an interim funding mechanism for Energy Smart, subject to verification that no additional funding sources exist. In June 2018 the City Council also approved a resolution recommending that Entergy New Orleans allocate approximately $13.5 million of benefits resulting from the Tax Act to Energy Smart. Entergy New Orleans is seeking approval of a permanent and stable source of funding for Energy Smart as part of its base rate case filed in September 2018.

In September 2018, Entergy New Orleans filed an electric and gas base rate case with the City Council. The filing requests a 10.5% return on equity for electric operations with opportunity to earn a 10.75% return on equity through a performance adder provision of the electric formula rate plan in subsequent years under a formula rate plan, and requests a 10.75% return on equity for gas operations. The proposed electric rates in the revised filing reflect a net reduction of $20.3 million. The reduction in electric rates includes a base rate increase of $135.2 million, of which $131.5 million is associated with moving costs currently collected through fuel and other riders into base rates, plus a request for an advanced metering surcharge to recover $7.1 million associated with advanced metering infrastructure, offset by a net decrease of $31.1 million related to fuel and other riders. The filing also includes a proposed gas rate decrease of $142 thousand. Entergy New Orleans’s rates reflect the inclusion of federal income tax reductions due to the Tax Act and the provisions of a previously-approved agreement in principle determining how the benefits of the

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Tax Act would flow.  Entergy New Orleans included cost of service studies for electric and gas operations for the twelve months ending December 31, 2017 and the projected twelve months ending December 31, 2018.  In addition, Entergy New Orleans included capital additions expected to be placed into service for the period through December 31, 2019.  Entergy New Orleans’s request for a change in rates is based on the projected twelve months ending December 31, 2018.

The filing’s major provisions include: (1) a new electric rate structure, which realigns the revenue requirement associated with capacity and long-term service agreement expense from certain existing riders to base revenue, provides for the recovery of the cost of advanced metering infrastructure, and partially blends rates for Entergy New Orleans’s customers residing in Algiers with customers residing in the remainder of Orleans Parish through a three-year phase-in; (2) contemporaneous cost recovery riders for investments in energy efficiency/demand response, incremental changes in capacity/long-term service agreement costs, grid modernization investment, and gas infrastructure replacement investment; and (3) formula rate plans for both electric and gas operations. In February 2019 the City Council’s advisors and several intervenors filed testimony in response to Entergy New Orleans’s application. The City Council’s advisors have recommended, among other things, overall rate reductions of approximately $33 million in electric rates and $3.8 million in gas rates. Certain intervenors have recommended overall rate reductions of up to approximately $49 million in electric rates and $5 million in gas rates. The procedural schedule calls for an evidentiary hearing to be held in June 2019.

Internal Restructuring

In July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy New Orleans, Inc. to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. In May 2017 the City Council adopted a resolution approving the proposed internal restructuring pursuant to an agreement in principle with the City Council advisors and certain intervenors. Pursuant to the agreement in principle, Entergy New Orleans would credit retail customers $10 million in 2017, $1.4 million in the first quarter of the year after the transaction closes, and $117,500 each month in the second year after the transaction closes until such time as new base rates go into effect as a result of the then-anticipated 2018 base rate case (which has subsequently been filed). Entergy New Orleans began crediting retail customers in June 2017. In June 2017 the FERC approved the transaction and, pursuant to the agreement in principle, Entergy New Orleans will provide additional credits to retail customers of $5 million in each of the years 2018, 2019, and 2020.

In November 2017, Entergy New Orleans undertook a multi-step restructuring, including the following:

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

Reliability Investigation

In August 2017 the City Council established a docket to investigate the reliability of the Entergy New Orleans distribution system and to consider implementing certain reliability standards and possible financial penalties for not meeting any such standards. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. The resolution also called for Entergy New Orleans to file a revised reliability plan addressing the current state of its distribution system and proposing remedial measures for increasing reliability. In June 2018, Entergy New Orleans filed its response to the City Council’s resolution regarding the prudence of its management and maintenance of the reliability of its distribution system.  In July 2018, Entergy New Orleans filed its revised reliability plan discussing the various reliability programs that it uses to improve distribution system reliability and discussing generally the positive effect that advanced meter deployment and grid modernization can have on future reliability.  Entergy New Orleans has retained a national consulting firm with expertise in distribution system reliability to conduct a review of Entergy New Orleans’s distribution system reliability-related practices and procedures and to provide recommendations for improving distribution system reliability. The report was filed with the City Council in October 2018. The City Council also approved a resolution that opens a prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New Orleans and whether fines should be imposed. In January 2019, Entergy New Orleans filed testimony in response to the prudence investigation and asserting that it had been prudent in managing system reliability.

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

Entergy New Orleans, LLC and Subsidiaries
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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Actuarial Assumption	Change in Assumption	Impact on 2019 Qualified Pension Cost	Impact on 2018 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$306	$4,917
Rate of return on plan assets	(0.25%)	$372	$—
Rate of increase in compensation	0.25%	$162	$746

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2019 Postretirement Benefit Cost	Impact on 2018 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	($5)	$1,036
Health care cost trend	0.25%	$44	$788

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy New Orleans in 2018 was $5.8 million. Entergy New Orleans anticipates 2019 qualified pension cost to be $5.1 million.  Entergy New Orleans contributed $7.3 million to its pension plans in 2018 and estimates 2019 pension contributions will be approximately $1.8 million, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019.

Total postretirement health care and life insurance benefit income for Entergy New Orleans in 2018 was $3.7 million.  Entergy New Orleans expects 2019 postretirement health care and life insurance benefit income of approximately $3.6 million.  Entergy New Orleans contributed $3.8 million to its other postretirement plans in 2018 and estimates 2019 contributions will be approximately $2.1 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the members and Board of Directors of
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy New Orleans, LLC and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, cash flows, and changes in member’s equity (pages 398 through 402 and applicable items in pages 53 through 237), for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 26, 2019

We have served as the Company’s auditor since 2001.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)

OPERATING REVENUES
Electric	$624,733	$631,744	$586,820
Natural gas	92,657	84,326	78,643
TOTAL	717,390	716,070	665,463

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	114,787	111,082	40,489
Purchased power	270,634	282,178	299,551
Other operation and maintenance	124,293	107,977	116,457
Taxes other than income taxes	56,141	54,590	48,078
Depreciation and amortization	55,930	52,945	51,737
Other regulatory charges - net	21,413	10,889	8,258
TOTAL	643,198	619,661	564,570

OPERATING INCOME	74,192	96,409	100,893

OTHER INCOME
Allowance for equity funds used during construction	5,941	2,418	1,178
Interest and investment income	604	707	256
Miscellaneous - net	(10,444)	(1,269)	(4,158)
TOTAL	(3,899)	1,856	(2,724)

INTEREST EXPENSE
Interest expense	21,772	21,281	21,061
Allowance for borrowed funds used during construction	(2,195)	(847)	(446)
TOTAL	19,577	20,434	20,615

INCOME BEFORE INCOME TAXES	50,716	77,831	77,554

Income taxes	(2,436)	33,278	28,705

NET INCOME	53,152	44,553	48,849

Preferred dividend requirements and other	—	841	965

EARNINGS APPLICABLE TO COMMON EQUITY	$53,152	$43,712	$47,884

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$53,152	$44,553	$48,849
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	55,930	52,945	51,737
Deferred income taxes, investment tax credits, and non-current taxes accrued	24,548	64,036	140,283
Changes in assets and liabilities:
Receivables	15,724	(18,058)	(3,888)
Fuel inventory	357	(49)	71
Accounts payable	(385)	1,874	15,434
Prepaid taxes and taxes accrued	30,547	(22,100)	(1,685)
Interest accrued	879	44	534
Deferred fuel costs	(6,486)	12,592	(33,839)
Other working capital accounts	4,146	(2,711)	4,165
Provisions for estimated losses	1,511	(3,430)	4,326
Other regulatory assets	21,637	16,673	(2,784)
Other regulatory liabilities	(28,459)	110,147	(3,997)
Deferred tax rate change recognized as regulatory liability/asset	—	(111,170)	—
Pension and other postretirement liabilities	(15,134)	(15,994)	(6,859)
Other assets and liabilities	13,811	(1,555)	(7,136)
Net cash flow provided by operating activities	171,778	127,797	205,211
INVESTING ACTIVITIES
Construction expenditures	(202,186)	(115,584)	(90,512)
Allowance for equity funds used during construction	5,941	2,418	1,178
Payment for purchase of plant	—	—	(237,335)
Investments in affiliates	—	—	(38)
Changes in money pool receivable - net	(9,293)	1,492	1,579
Payments to storm reserve escrow account	(1,311)	(597)	(438)
Receipts from storm reserve escrow account	3	2,488	3
Changes in securitization account	(770)	283	2,882
Net cash flow used in investing activities	(207,616)	(109,500)	(322,681)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	59,234	—	240,604
Retirement of long-term debt	(11,042)	(10,600)	(132,526)
Repayment of long-term payable due to associated company	(2,077)	(2,104)	(4,973)
Redemption of preferred stock	—	(20,599)	—
Capital contributions from parent	—	20,000	47,750
Distributions/dividends paid:
Common equity	(23,750)	(74,250)	(18,720)
Preferred stock	—	(1,083)	(965)
Other	409	12	492
Net cash flow provided by (used in) financing activities	22,774	(88,624)	131,662
Net increase (decrease) in cash and cash equivalents	(13,064)	(70,327)	14,192
Cash and cash equivalents at beginning of period	32,741	103,068	88,876
Cash and cash equivalents at end of period	$19,677	$32,741	$103,068
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$19,840	$20,180	$19,317
Income taxes	($39,781)	($8,660)	($85,962)
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2018	2017
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$26	$30
Temporary cash investments	19,651	32,711
Total cash and cash equivalents	19,677	32,741
Securitization recovery trust account	2,224	1,455
Accounts receivable:
Customer	43,890	51,006
Allowance for doubtful accounts	(3,222)	(3,057)
Associated companies	27,938	22,976
Other	4,090	6,471
Accrued unbilled revenues	18,907	20,638
Total accounts receivable	91,603	98,034
Fuel inventory - at average cost	1,533	1,890
Materials and supplies - at average cost	12,133	10,381
Prepaid taxes	—	26,479
Prepayments and other	6,905	8,030
TOTAL	134,075	179,010

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	80,853	79,546
Other	—	2,373
TOTAL	81,869	82,935

UTILITY PLANT
Electric	1,364,091	1,302,235
Natural gas	284,728	261,263
Construction work in progress	146,668	46,993
TOTAL UTILITY PLANT	1,795,487	1,610,491
Less - accumulated depreciation and amortization	670,135	631,178
UTILITY PLANT - NET	1,125,352	979,313

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $60,453 as of December 31, 2018 and $72,095 as of December 31, 2017)	229,796	251,433
Other	1,416	1,065
TOTAL	235,292	256,578

TOTAL ASSETS	$1,576,588	$1,497,836

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2018	2017
	(In Thousands)

CURRENT LIABILITIES
Payable due to associated company	$1,979	$2,077
Accounts payable:
Associated companies	43,416	47,472
Other	36,686	29,777
Customer deposits	28,667	28,442
Taxes accrued	4,068	—
Interest accrued	6,366	5,487
Deferred fuel costs	1,288	7,774
Current portion of unprotected excess accumulated deferred income taxes	25,301	—
Other	9,521	7,351
TOTAL CURRENT LIABILITIES	157,292	128,380

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	323,595	283,302
Accumulated deferred investment tax credits	2,219	2,323
Regulatory liability for income taxes - net	60,249	119,259
Asset retirement cost liabilities	3,291	3,076
Accumulated provisions	86,594	85,083
Pension and other postretirement liabilities	5,626	20,755
Long-term debt (includes securitization bonds of $63,620 as of December 31, 2018 and $74,419 as of December 31, 2017)	467,358	418,447
Long-term payable due to associated company	14,367	16,346
Other	11,047	5,317
TOTAL NON-CURRENT LIABILITIES	974,346	953,908

Commitments and Contingencies

EQUITY
Member's equity	444,950	415,548
TOTAL	444,950	415,548

TOTAL LIABILITIES AND EQUITY	$1,576,588	$1,497,836

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2018, 2017, and 2016

Member’s Equity
(In Thousands)

Balance at December 31, 2015	$350,032
Net income	48,849
Capital contributions from parent	47,750
Common equity distributions	(18,720)
Preferred stock dividends	(965)
Balance at December 31, 2016	$426,946
Net income	44,553
Capital contributions from parent	20,000
Common equity distributions	(74,250)
Preferred stock dividends	(841)
Other	(860)
Balance at December 31, 2017	$415,548
Net income	53,152
Common equity distributions	(23,750)
Balance at December 31, 2018	$444,950

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2018	2017	2016	2015	2014
	(In Thousands)

Operating revenues	$717,390	$716,070	$665,463	$671,446	$735,192
Net income	$53,152	$44,553	$48,849	$44,925	$31,030
Total assets	$1,576,588	$1,497,836	$1,494,569	$1,215,144	$1,014,916
Long-term obligations (a)	$481,725	$434,793	$466,670	$357,687	$323,280

(a) Includes long-term debt (including the long-term payable to associated company and excluding currently maturing debt) and preferred stock without sinking fund.

	2018	2017	2016	2015	2014
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$262	$250	$231	$220	$230
Commercial	217	228	206	186	196
Industrial	33	36	33	30	33
Governmental	72	77	69	64	67
Total retail	584	591	539	500	526
Sales for resale:
Associated companies	—	—	30	66	78
Non-associated companies	30	29	3	—	4
Other	11	12	15	18	17
Total	$625	$632	$587	$584	$625

Billed Electric Energy Sales (GWh):
Residential	2,401	2,155	2,231	2,301	2,262
Commercial	2,270	2,248	2,268	2,257	2,181
Industrial	448	429	441	463	455
Governmental	795	790	794	825	783
Total retail	5,914	5,622	5,734	5,846	5,681
Sales for resale:
Associated companies	—	—	1,071	1,644	1,379
Non-associated companies	1,484	1,703	141	11	18
Total	7,398	7,325	6,946	7,501	7,078

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2018 Compared to 2017

Net income increased $86.1 million primarily due to a lower effective income tax rate and higher net revenue, partially offset by higher depreciation and amortization expenses and higher other operation and maintenance expenses.

2017 Compared to 2016

Net income decreased $31.4 million primarily due to lower net revenue, higher depreciation and amortization expenses, higher other operation and maintenance expenses, and higher taxes other than income taxes.

Net Revenue

2018 Compared to 2017

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2018 to 2017.

Amount
(In Millions)

2017 net revenue	$626.8
Volume/weather	26.4
Purchased power capacity	17.9
Retail electric price	(0.1)
Return of unprotected excess accumulated deferred income taxes to customers	(14.6)
Other	(1.0)
2018 net revenue	$655.4

The volume/weather variance is primarily due to an increase of 1,162 GWh, or 6%, in billed electricity usage, including the effect of more favorable weather on residential sales and an increase in industrial usage. The increase in industrial usage is primarily due to new customers in the chemicals and wood products industries and an increase in demand from cogeneration customers and mid-size to small customers.

The purchased power capacity variance is primarily due to decreased purchased power capacity costs under Entergy Texas’s purchased power agreements with Entergy Louisiana.

The retail electric price variance is primarily due to a regulatory charge of $25.4 million recorded in the fourth quarter 2018 to reflect the effects of a provision in the settlement reached in the 2018 rate case proceeding, as approved by the PUCT, to return the benefits of the lower federal income tax rate in 2018 to customers. Partially offsetting the decrease was an annual base rate increase of $53.2 million effective October 2018 and an increase in the distribution cost recovery factor rider rate in September 2017, each as approved by the PUCT. See Note 2 to the financial statements for further discussion of the rate case and the distribution cost recovery factor rider filings.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return in the fourth quarter 2018 of unprotected excess accumulated deferred income taxes through a rider effective October 2018. There is no effect on net income as the reduction in net revenue was offset by a reduction in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

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

Other Income Statement Variances

2018 Compared to 2017

Other operation and maintenance expenses increased primarily due to:

•
the write-off of $6 million in capitalized skylining tree hazard costs as a result of the settlement of the rate case proceeding. See Note 2 to the financial statements for further discussion of the rate case proceeding;

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•	an increase of $3.5 million in energy efficiency costs primarily due to the timing of recovery from customers; and

•	an increase of $1.4 million in transmission expenses primarily due to higher labor and contract costs to support industrial customers.

The increase was partially offset by a decrease of $2.8 million in compensation and benefits costs primarily due to lower incentive-based compensation accruals in 2018 as compared to 2017 and a gain of $2.1 million on the sale of assets in 2018.

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

Income Taxes

The effective income tax rates for 2018, 2017, and 2016 were (19.3%), 38.9%, and 37.0%, respectively. The difference in the effective income tax rate of (19.3%) versus the federal statutory rate of 21% for 2018 was primarily due to the flow through and amortization of excess accumulated deferred income taxes, along with the effect on income tax expense of the resolution of Entergy Texas’s 2018 base rate proceeding. See Note 3 to the financial statements for a reconciliation of the federal statutory rates of 21% for 2018 and 35% for 2017 and 2016 to the effective income tax rates.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 and 2018 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2018, 2017, and 2016 were as follows:

	2018	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$115,513	$6,181	$2,182

Net cash provided by (used in):
Operating activities	331,753	301,396	306,601
Investing activities	(395,973)	(383,176)	(330,191)
Financing activities	(51,237)	191,112	27,589
Net increase (decrease) in cash and cash equivalents	(115,457)	109,332	3,999

Cash and cash equivalents at end of period	$56	$115,513	$6,181

Operating Activities

Net cash flow provided by operating activities increased $30.4 million in 2018 primarily due to:

•
the receipt of $33.2 million from Entergy Arkansas as a result of a compliance filing made in response to the FERC’s October 2018 order in the Entergy Arkansas opportunity sales proceeding. See Note 2 to the financial statements for further discussion of the Entergy Arkansas opportunity sales proceeding;

•	the effect of favorable weather on billed sales;

•	a decrease of $18.4 million in storm spending in 2018 as compared to 2017 primarily as a result of Hurricane Harvey in 2017; and

•
a decrease of $6.1 million in pension contributions in 2018 as compared to 2017. See “Critical Accounting Estimates” below and in Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

The increase was partially offset by:

•
income tax payments of $20.8 million in 2018 compared to income tax refunds of $21.1 million in 2017. The income tax payments in 2018 and the income tax refunds in 2017 were in accordance with an intercompany income tax allocation agreement.  The income tax payments in 2018 primarily resulted from the settlement of the 2012-2013 IRS audit. The income tax refunds in 2017 primarily resulted from deductible temporary differences;

•	the timing of recovery of fuel and purchased power costs; and

•
the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $12.8 million in 2018 primarily due to an increase of $110.1 million in fossil-fueled generation construction expenditures primarily due to the increase in spending on the Montgomery County Power Station and an increase of $13.7 million in transmission construction expenditures primarily due to a higher scope of work performed in 2018 as compared to 2017. The increase was partially offset by a decrease of $24.6 million in distribution construction expenditures primarily due to the decreased storm spending in 2018 as compared to 2017 primarily as a result of Hurricane Harvey and money pool activity.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $44.9 million in 2018 compared to increasing by $44.2 million in 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

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

Financing Activities

Entergy Texas’s financing activities used $51.2 million of cash in 2018 compared to providing $191.1 million of cash in 2017 primarily due to the issuance of $150 million of 3.45% Series first mortgage bonds in November 2017 and a $115 million capital contribution received from Entergy Corporation in December 2017 in anticipation of upcoming construction expenditures, partially offset by money pool activity.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $22.4 million in 2018.

Net cash flow provided by financing activities increased $163.5 million in 2017 primarily due to:

•	a $115 million capital contribution received from Entergy Corporation in December 2017 in anticipation of upcoming construction expenditures;

•	the issuance of $150 million of 3.45% Series first mortgage bonds in November 2017 compared to the issuance of $125 million of 2.55% Series first mortgage bonds in March 2016; and

•	money pool activity.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased by $22.1 million in 2016.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Texas’s debt to capital ratio is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for Entergy Texas is primarily due to the increase in retained earnings.

	December 31, 2018	December 31, 2017
Debt to capital	51.6%	55.7%
Effect of excluding the securitization bonds	(5.2%)	(6.3%)
Debt to capital, excluding securitization bonds (a)	46.4%	49.4%
Effect of subtracting cash	—%	(2.5%)
Net debt to net capital, excluding securitization bonds (a)	46.4%	46.9%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Uses of Capital

Entergy Texas requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Texas’s planned construction and other capital investments.

	2019	2020	2021
	(In Millions)
Planned construction and capital investment:
Generation	$435	$260	$115
Transmission	295	195	100
Distribution	155	170	255
Utility Support	60	35	25
Total	$945	$660	$495

Following are the amounts of Entergy Texas’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2019	2020-2021	2022-2023	After 2023	Total
	(In Millions)
Long-term debt (a)	$626	$426	$107	$1,143	$2,302
Operating leases (b)	$5	$8	$4	$3	$20
Purchase obligations (c)	$277	$491	$498	$1,282	$2,548

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Does not include power purchase agreements that are accounted for as leases that are included in purchase obligations.

(c)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Texas, it primarily includes unconditional fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy Texas expects to contribute approximately $1.6 million to its qualified pension plans and approximately $56 thousand to other postretirement health care and life insurance plans in 2019, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Texas has $14.6 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Texas includes specific investments such as the Montgomery County Power Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; system improvements; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt in Note 5 to the financial statements.

As a wholly-owned subsidiary, Entergy Texas dividends its earnings to Entergy Corporation at a percentage determined monthly.

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

Advanced Metering Infrastructure (AMI)

In April 2017 the Texas legislature enacted legislation that extends statutory support for AMI deployment to Entergy Texas and directs that if Entergy Texas elects to deploy AMI, it shall do so as rapidly as practicable. In July 2017, Entergy Texas filed an application seeking an order from the PUCT approving Entergy Texas’s deployment of AMI. Entergy Texas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Texas’s modernized power grid. The filing included an estimate of implementation costs for AMI of $132 million. The filing identified a number of quantified and unquantified benefits, with Entergy Texas showing that its AMI deployment is expected to produce nominal net operational cost savings to customers of $33 million. Entergy Texas also sought to continue to include in rate base the remaining book value, approximately $41 million at December 31, 2016, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Texas proposed a seven-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Entergy Texas also proposed a surcharge tariff to recover the reasonable and necessary costs it has and will incur under the deployment plan for the full deployment of advanced meters. Further, Entergy Texas sought approval of fees that would be charged to customers who choose to opt out of receiving service through an advanced meter and instead receive electric service with a non-standard meter. In October 2017, Entergy Texas and other parties entered into and filed an unopposed stipulation and settlement agreement, permitting deployment of AMI with limited modifications. The PUCT approved the stipulation and settlement agreement in December 2017. Entergy Texas implemented the AMI surcharge tariff beginning with January 2018 bills. As of December 31, 2018, Entergy Texas has a regulatory liability related to the collection of the surcharge from customers. Consistent with the approval, deployment of the communications network began in 2018 and deployment of the advanced meters will begin in March 2019. Entergy Texas expects to recover the remaining net book value of its existing meters through a regulatory asset to be amortized at current depreciation rates.

Sources of Capital

Entergy Texas’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred stock issuances;

•	capital contributions; and

•	bank financing under new or existing facilities.

Entergy Texas may refinance, redeem, or otherwise retire debt prior to maturity, to the extent market conditions

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Texas require prior regulatory approval. Debt issuances are also subject to issuance tests set forth in its bond indenture and other agreements. Entergy Texas has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Texas’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2018	2017	2016	2015
(In Thousands)
($22,389)	$44,903	$681	($22,068)

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in September 2023. The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of December 31, 2018, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility. In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2018, a $20.9 million letter of credit was outstanding under Entergy Texas’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Texas obtained authorizations from the FERC through November 2020 for short-term borrowings, not to exceed an aggregate amount of $200 million at any time outstanding, and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Texas’s short-term borrowing limits.

In January 2019, Entergy Texas issued $300 million of 4.0% Series first mortgage bonds and $400 million of 4.5% Series first mortgage bonds due March 2029 and 2039, respectively. Entergy Texas used the proceeds to pay, at maturity, its $500 million of 7.125% Series first mortgage bonds due February 2019 and for general corporate purposes.

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

Filings with the PUCT

2018 Rate Case

In May 2018, Entergy Texas filed a base rate case with the PUCT seeking an increase in base rates and rider rates of approximately $166 million, of which $48 million is associated with moving costs currently being collected through riders into base rates such that the total incremental revenue requirement increase is approximately $118 million. The base rate case was based on a 12-month test year ending December 31, 2017. In addition, Entergy Texas included capital additions placed into service for the period of April 1, 2013 through December 31, 2017, as well as a post-test year adjustment to include capital additions placed in service by June 30, 2018.

In October 2018 the parties filed an unopposed settlement resolving all issues in the proceeding and a motion for interim rates effective for usage on and after October 17, 2018. The unopposed settlement reflects the following terms: a base rate increase of $53.2 million (net of costs realigned from riders), a $25 million refund to reflect the lower federal income tax rate applicable to Entergy Texas from January 25, 2018 through the date new rates are implemented, $6 million of capitalized skylining tree hazard costs will not be recovered from customers, $242.5 million of protected

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through base rates under the average rate assumption method over the lives of the associated assets, and $185.2 million of unprotected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through a rider. The unprotected excess accumulated deferred income taxes rider will include carrying charges and will be in effect over a period of 12 months for large customers and over a period of four years for other customers. The settlement also provides for the deferral of $24.5 million of costs associated with the remaining book value of the Neches and Sabine 2 plants, previously taken out of service, to be recovered over a ten-year period and the deferral of $20.5 million of costs associated with Hurricane Harvey to be recovered over a 12-year period, each beginning in October 2018. The settlement provides final resolution of all issues in the matter, including those related to the Tax Act. In October 2018, the ALJ granted the unopposed motion for interim rates to be effective for service rendered on or after October 17, 2018. In December 2018 the PUCT issued an order approving the unopposed settlement.

Distribution Cost Recovery Factor (DCRF) Rider

In June 2017, Entergy Texas filed an application to amend its DCRF rider by increasing the total collection from $8.65 million to approximately $19 million. In July 2017, Entergy Texas, the PUCT staff, and the two other parties in the proceeding entered into an unopposed stipulation and settlement agreement resulting in an amended DCRF annual revenue requirement of $18.3 million. In September 2017 the PUCT issued its final order approving the unopposed stipulation and settlement agreement. The amended DCRF rider rates became effective for usage on and after September 1, 2017. DCRF rates were set to zero upon implementation of new base rates on October 17, 2018, as described above in the 2018 base rate case discussion.

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

In September 2016, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed amended TCRF rider was designed to collect approximately $29.5 million annually from Entergy Texas’s retail customers. This amount included the approximately $10.5 million annually that Entergy Texas was previously authorized to collect through the TCRF rider, as discussed above. In December 2016, concurrent with the 2016 fuel reconciliation stipulation and settlement agreement discussed below, Entergy Texas and the PUCT staff reached a settlement agreeing to the amended TCRF annual revenue requirement of $29.5 million. As discussed below, the terms of the two settlements are interdependent. The PUCT approved the settlement and issued a final order in March 2017. Entergy Texas implemented the amended TCRF rider beginning with bills covering usage on and after March 20, 2017. TCRF rates were set to zero upon implementation of new base rates on October 17, 2018, as discussed above in the 2018 base rate case discussion.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

In December 2018, Entergy Texas filed with the PUCT a request to set a new TCRF rider. The proposed new TCRF rider is designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers. The proceeding is currently ongoing at the PUCT.

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

In July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. The pending appeals did not stay the PUCT’s decision. In April 2016, Entergy Texas filed with the PUCT an application to refund to customers approximately $56.2 million. The refund resulted from (i) $41.8 million of fuel cost recovery over-collections through February 2016, (ii) the $10.9 million in bandwidth remedy payments, discussed above, that Entergy Texas received related to calendar year 2006 production costs, and (iii) $3.5 million in bandwidth remedy payments that Entergy Texas received related to 2006-2008 production costs. In June 2016, Entergy Texas filed an unopposed settlement agreement that added additional over-recovered fuel costs for the months of March and April 2016. The settlement resulted in a $68 million refund. The ALJ approved the refund on an interim basis and it was made to most customers over a four-month period beginning with the first billing cycle of July 2016. In July 2016 the PUCT issued an order approving the interim refund. The federal appeal of the PUCT’s January 2016 decision was heard in December 2016, and the Federal District Court granted Entergy Texas’s requested relief. In January 2017 the PUCT and an intervenor filed petitions for appeal to the U.S. Court of Appeals for the Fifth Circuit of the Federal District Court ruling. Oral argument was held before the Fifth Circuit in February 2018. In April 2018 the Fifth Circuit reversed the decision of the Federal District Court, reinstating the original PUCT decision. In October 2018, Entergy Texas filed a notice of nonsuit in its appeal to the Travis County District Court regarding the PUCT’s January 2016 decision.

In July 2016, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period April 1, 2013 through March 31, 2016. Under a recent PUCT rule change, a fuel reconciliation is required to be filed at least once every three years and outside of a base rate case filing. During the reconciliation period, Entergy Texas incurred approximately $1.77 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimated an over-recovery balance of approximately $19.3 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2016. Entergy Texas also noted, however, that the estimated $19.3 million over collection was being refunded to customers as a portion of the interim fuel refund beginning with the first billing cycle of July 2016, discussed above. Entergy Texas also requested a prudence finding for each of the fuel-related contracts and arrangements entered into or modified during the reconciliation period that have not been reviewed by the PUCT in a prior proceeding. In December 2016, Entergy Texas entered into a stipulation and settlement agreement resulting in a $6 million disallowance not associated with any particular issue raised and a refund of the over-recovery balance of $21 million as of November 30, 2016, to most customers beginning April 2017 through June 2017. This settlement was developed concurrently with the stipulation and settlement agreement in the 2016 transmission cost recovery factor rider amendment discussed above, and the terms and conditions in both settlements are interdependent. The fuel reconciliation settlement was approved by the PUCT in March 2017 and the refunds were made.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

In June 2017, Entergy Texas filed an application for a fuel refund of approximately $30.7 million for the months of December 2016 through April 2017. For most customers, the refunds flowed through bills for the months of July 2017 through September 2017. The fuel refund was approved by the PUCT in August 2017.

In December 2017, Entergy Texas filed an application for a fuel refund of approximately $30.5 million for the months of May 2017 through October 2017. Also in December 2017, the PUCT’s ALJ approved the refund on an interim basis. For most customers, the refunds flowed through bills January 2018 through March 2018. The fuel refund was approved by the PUCT in March 2018.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2019 Qualified Pension Cost	Impact on 2018 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$569	$8,976
Rate of return on plan assets	(0.25%)	$807	$—
Rate of increase in compensation	0.25%	$308	$1,513

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2019 Postretirement Benefit Cost	Impact on 2018 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	($5)	$2,485
Health care cost trend	0.25%	$117	$2,074

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Funding

Total qualified pension cost for Entergy Texas in 2018 was $4.2 million. Entergy Texas anticipates 2019 qualified pension cost to be $5.7 million. Entergy Texas contributed $10.9 million to its qualified pension plans in 2018 and estimates 2019 pension contributions will be approximately $1.6 million, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019.

Total postretirement health care and life insurance benefit income for Entergy Texas in 2018 was $6.2 million. Entergy Texas expects 2019 postretirement health care and life insurance benefit income to approximate $6.9 million. Entergy Texas contributed $3.8 million to its other postretirement plans in 2018 and estimates 2019 contributions will be approximately $56 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of
Entergy Texas, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, cash flows, and changes in common equity (pages 419 through 424 and applicable items in pages 53 through 237), for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 26, 2019

We have served as the Company’s auditor since 2001.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)

OPERATING REVENUES
Electric	$1,605,902	$1,544,893	$1,615,619

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	204,830	225,517	271,968
Purchased power	614,012	610,279	616,597
Other operation and maintenance	238,400	230,437	221,620
Taxes other than income taxes	82,033	79,254	70,973
Depreciation and amortization	128,534	117,520	107,026
Other regulatory charges - net	131,667	82,328	82,879
TOTAL	1,399,476	1,345,335	1,371,063

OPERATING INCOME	206,426	199,558	244,556

OTHER INCOME
Allowance for equity funds used during construction	9,723	6,722	7,617
Interest and investment income	2,188	981	987
Miscellaneous - net	(655)	14	308
TOTAL	11,256	7,717	8,912

INTEREST EXPENSE
Interest expense	87,203	86,719	87,776
Allowance for borrowed funds used during construction	(5,513)	(4,098)	(4,943)
TOTAL	81,690	82,621	82,833

INCOME BEFORE INCOME TAXES	135,992	124,654	170,635

Income taxes	(26,243)	48,481	63,097

NET INCOME	$162,235	$76,173	$107,538

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$162,235	$76,173	$107,538
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	128,534	117,520	107,026
Deferred income taxes, investment tax credits, and non-current taxes accrued	(39,545)	42,119	20,794
Changes in assets and liabilities:
Receivables	(17,099)	(15,934)	(9,300)
Fuel inventory	64	(25,054)	9,765
Accounts payable	43,319	32,842	(22,462)
Prepaid taxes and taxes accrued	7,854	30,308	10,018
Interest accrued	(1,201)	(421)	(3,229)
Deferred fuel costs	(47,604)	12,758	29,419
Other working capital accounts	1,328	(7,852)	(3,354)
Provisions for estimated losses	3,741	2,531	(1,735)
Other regulatory assets	63,350	184,574	74,389
Other regulatory liabilities	(19,336)	410,968	2,106
Deferred tax rate change recognized as regulatory liability/asset	—	(520,547)	—
Pension and other postretirement liabilities	(13,135)	(49,445)	(10,204)
Other assets and liabilities	59,248	10,856	(4,170)
Net cash flow provided by operating activities	331,753	301,396	306,601
INVESTING ACTIVITIES
Construction expenditures	(451,988)	(348,027)	(337,963)
Allowance for equity funds used during construction	9,861	6,874	7,743
Proceeds from sale of assets	3,753	—	—
Insurance proceeds	—	2,431	—
Changes in money pool receivable - net	44,903	(44,222)	(681)
Changes in securitization account	(2,502)	(232)	710
Net cash flow used in investing activities	(395,973)	(383,176)	(330,191)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	148,277	123,502
Retirement of long-term debt	(74,950)	(71,683)	(68,593)
Capital contributions from parent	—	115,000	—
Change in money pool payable - net	22,389	—	(22,068)
Other	1,324	(482)	(5,252)
Net cash flow provided by (used in) financing activities	(51,237)	191,112	27,589
Net increase (decrease) in cash and cash equivalents	(115,457)	109,332	3,999
Cash and cash equivalents at beginning of period	115,513	6,181	2,182
Cash and cash equivalents at end of period	$56	$115,513	$6,181
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$85,719	$84,556	$88,489
Income taxes	$20,787	($21,107)	$28,523
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2018	2017
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$32
Temporary cash investments	30	115,481
Total cash and cash equivalents	56	115,513
Securitization recovery trust account	40,185	37,683
Accounts receivable:
Customer	69,714	74,382
Allowance for doubtful accounts	(461)	(463)
Associated companies	64,441	90,629
Other	12,275	9,831
Accrued unbilled revenues	51,288	50,682
Total accounts receivable	197,257	225,061
Fuel inventory - at average cost	42,667	42,731
Materials and supplies - at average cost	41,883	38,605
Prepayments and other	15,903	19,710
TOTAL	337,951	479,303

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	448	457
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,218	19,235
TOTAL	20,042	20,068

UTILITY PLANT
Electric	4,773,984	4,569,295
Construction work in progress	325,193	102,088
TOTAL UTILITY PLANT	5,099,177	4,671,383
Less - accumulated depreciation and amortization	1,684,569	1,579,387
UTILITY PLANT - NET	3,414,608	3,091,996

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $236,336 as of December 31, 2018 and $313,123 as of December 31, 2017)	598,048	661,398
Other	29,371	26,973
TOTAL	627,419	688,371

TOTAL ASSETS	$4,400,020	$4,279,738

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2018	2017
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$500,000	$—
Accounts payable:
Associated companies	119,371	59,347
Other	150,679	126,095
Customer deposits	43,387	40,925
Taxes accrued	53,513	45,659
Interest accrued	24,355	25,556
Current portion of unprotected excess accumulated deferred income taxes	87,627	—
Deferred fuel costs	19,697	67,301
Other	6,353	8,132
TOTAL	1,004,982	373,015

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	552,535	544,642
Accumulated deferred investment tax credits	11,176	11,983
Regulatory liability for income taxes - net	264,623	412,620
Other regulatory liabilities	47,884	6,850
Asset retirement cost liabilities	7,222	6,835
Accumulated provisions	13,856	10,115
Pension and other postretirement liabilities	4,834	17,853
Long-term debt (includes securitization bonds of $283,659 as of December 31, 2018 and $358,104 as of December 31, 2017)	1,013,735	1,587,150
Other	56,771	48,508
TOTAL	1,972,636	2,646,556

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2018 and 2017	49,452	49,452
Paid-in capital	596,994	596,994
Retained earnings	775,956	613,721
TOTAL	1,422,402	1,260,167

TOTAL LIABILITIES AND EQUITY	$4,400,020	$4,279,738

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2018, 2017, and 2016

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$49,452	$481,994	$430,010	$961,456
Net income	—	—	107,538	107,538
Balance at December 31, 2016	$49,452	$481,994	$537,548	$1,068,994
Net income	—	—	76,173	76,173
Capital contributions from parent	—	115,000	—	115,000
Balance at December 31, 2017	$49,452	$596,994	$613,721	$1,260,167
Net income	—	—	162,235	162,235
Balance at December 31, 2018	$49,452	$596,994	$775,956	$1,422,402

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2018	2017	2016	2015	2014
	(In Thousands)

Operating revenues	$1,605,902	$1,544,893	$1,615,619	$1,707,203	$1,851,982
Net income	$162,235	$76,173	$107,538	$69,625	$74,804
Total assets	$4,400,020	$4,279,738	$4,033,081	$3,898,582	$3,897,989
Long-term obligations (a)	$1,013,735	$1,587,150	$1,508,407	$1,451,967	$1,268,835

(a) Includes long-term debt (excluding currently maturing debt).

	2018	2017	2016	2015	2014
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$674	$636	$613	$633	$654
Commercial	381	378	356	369	384
Industrial	394	384	365	372	422
Governmental	25	25	24	25	26
Total retail	1,474	1,423	1,358	1,399	1,486
Sales for resale:
Associated companies	59	58	178	259	316
Non-associated companies	39	22	40	14	23
Other	34	42	40	35	27
Total	$1,606	$1,545	$1,616	$1,707	$1,852

Billed Electric Energy Sales (GWh):
Residential	6,135	5,716	5,836	5,889	5,810
Commercial	4,747	4,548	4,570	4,548	4,471
Industrial	8,052	7,521	7,493	7,036	7,140
Governmental	286	273	283	276	277
Total retail	19,220	18,058	18,182	17,749	17,698
Sales for resale:
Associated companies	1,516	1,534	4,625	5,853	4,763
Non-associated companies	962	729	1,086	254	200
Total	21,698	20,321	23,893	23,856	22,661

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

Results of Operations

Net Income

2018 Compared to 2017

Net income increased $15.5 million primarily due to the increase in operating revenues resulting from changes in rate base, as compared to prior year, and a lower effective income tax rate.

2017 Compared to 2016

Net income decreased $18.1 million primarily due to provisions against revenue recorded in 2017 in connection with the complaint against System Energy’s return on equity and a higher effective income tax rate in 2017. See “Federal Regulation - Complaints Against System Energy” below for further discussion of the complaint against System Energy.

Income Taxes

The effective income tax rates for 2018, 2017, and 2016 were (102.7%), 47.1%, and 42.3%, respectively. The difference in the effective income tax rate of (102.7%) versus the federal statutory rate of 21% for 2018 was primarily due to the amortization of excess accumulated deferred income taxes. The difference in the effective income tax rate of 47.1% versus the federal statutory rate of 35% for 2017 was primarily due to certain book and tax differences related to utility plant items and state income taxes. See Note 3 to the financial statements for a reconciliation of the federal statutory rates of 21% for 2018 and 35% for 2017 and 2016 to the effective income tax rates.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 and 2018 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2018, 2017, and 2016 were as follows:

	2018	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$287,187	$245,863	$230,661

Net cash provided by (used in):
Operating activities	101,328	371,278	341,939
Investing activities	(286,161)	(174,250)	(232,602)
Financing activities	(6,669)	(155,704)	(94,135)
Net increase (decrease) in cash and cash equivalents	(191,502)	41,324	15,202

Cash and cash equivalents at end of period	$95,685	$287,187	$245,863

Operating Activities

Net cash flow provided by operating activities decreased $270 million in 2018 primarily due to:

•	the return of unprotected excess accumulated deferred income taxes;

•
income tax payments of $54 million in 2018 compared to income tax refunds of $2.2 million in 2017. System Energy made income tax payments in 2018 and received income tax refunds in 2017 in accordance with an intercompany income tax allocation agreement. The income tax payments in 2018 were from the results of operations and the inclusion of taxable temporary differences in the computation of taxable income; and

•	an increase in spending of $51.5 million on nuclear refueling outages in 2018 as compared to the prior year.

Net cash flow provided by operating activities increased $29.3 million in 2017 primarily due to:

•	a decrease in spending of $35.7 million on nuclear refueling outages in 2017 as compared to the prior year;

•	the timing of collection of receivables; and

•	a decrease of $9.9 million in interest paid in 2017.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $111.9 million in 2018 primarily due to:

•
an increase of $114.4 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	an increase of $110.4 million in nuclear construction expenditures primarily as a result of a higher scope of work performed during the Grand Gulf outage in 2018.

The increase was partially offset by money pool activity and changes in the decommissioning trust fund investments including portfolio rebalancing of the Grand Gulf decommissioning trust fund in 2018.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $4.5 million in 2018 compared to increasing by $77.9 million in 2017.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

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

Financing Activities

Net cash flow used in financing activities decreased $149 million in 2018 primarily due to:

•	the issuance in March 2018 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity;

•	an increase of net long-term borrowings of $63.9 million in 2018 on the nuclear fuel company variable interest entity’s credit facility;

•	the payment in February 2017, at maturity, of $50 million of the System Energy nuclear fuel company variable interest entity’s 4.02% Series H notes;

•	a decrease of $38.9 million in common stock dividends and distributions in 2018 in order to maintain the targeted capital structure; and

•
net repayments of short-term borrowings of $17.8 million on the nuclear fuel company variable interest entity’s credit facility in 2018 compared to net repayments of short-term borrowings of $49.1 million on the nuclear fuel variable interest entity’s credit facility in 2017.

The decrease was offset by:

•	the payment in October 2018, at maturity, of $85 million of the System Energy nuclear fuel company variable interest entity’s 3.78% Series I notes; and

•	net long-term borrowings of $50 million in 2017 on the nuclear fuel company variable interest entity’s credit facility.

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

	December 31, 2018	December 31, 2017
Debt to capital	46.1%	44.5%
Effect of subtracting cash	(4.0%)	(16.0%)
Net debt to net capital	42.1%	28.5%

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Uses of Capital

System Energy requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel costs; and

•	dividend, distribution, and interest payments.

Following are the amounts of System Energy’s planned construction and other capital investments.

	2019	2020	2021
	(In Millions)
Planned construction and capital investment:
Generation	$145	$170	$65
Utility Support	10	10	10
Total	$155	$180	$75

Following are the amounts of System Energy’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2019	2020-2021	2022-2023	After 2023	Total
	(In Millions)
Long-term debt (a)	$43	$295	$433	$223	$994
Purchase obligations (b)	$11	$39	$34	$—	$84

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For System Energy, it includes nuclear fuel purchase obligations.

In addition to the contractual obligations given above, System Energy expects to contribute approximately $8.3 million to its qualified pension plans and approximately $20 thousand to other postretirement health care and life insurance plans in 2019, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019. See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, System Energy has $425.3 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

All debt issuances by System Energy require prior regulatory approval.  Debt issuances are also subject to issuance tests set forth in its bond indenture and other agreements.  System Energy has sufficient capacity under these tests to meet its foreseeable capital needs.

System Energy’s receivables from the money pool were as follows as of December 31 for each of the following years.

2018	2017	2016	2015
(In Thousands)
$107,122	$111,667	$33,809	$39,926

See Note 4 to the financial statements for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in September 2021. As of December 31, 2018, $113.9 million in letters of credit to support a like amount of commercial paper issued were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

System Energy obtained authorizations from the FERC through November 2020 for the following:

•	short-term borrowings not to exceed an aggregate amount of $200 million at any time outstanding;

•	long-term borrowings and security issuances; and

•	borrowings by its nuclear fuel company variable interest entity.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

In April 2018 the LPSC filed a complaint with the FERC against System Energy seeking an additional 15-month refund period.  The LPSC complaint requests similar relief from the FERC with respect to System Energy’s return on equity and also requests the FERC to investigate System Energy’s capital structure.  The APSC, MPSC, and City Council intervened in the proceeding, filed an answer expressing support for the complaint, and asked the FERC to consolidate this proceeding with the proceeding initiated by the complaint of the APSC and MPSC in January 2017. System Energy answered the LPSC complaint in May 2018 and also filed a motion to dismiss the complaint. In July 2018 the LPSC answered System Energy’s motion to dismiss.

In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing System Energy’s return on equity, with a refund effective date of April 2018. The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The consolidated hearing has been scheduled for September 2019, and the parties are required to address an order (issued in a separate proceeding for New England transmission owners) that proposed modifying the FERC’s standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC initiated a new proceeding for the amended complaint, and System Energy submitted a response to the amended complaint in October 2018. In January 2019 the FERC set the amended complaint for settlement and hearing proceedings.

Grand Gulf Sale-leaseback Renewal Complaint

In May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal in 2015 of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. The complaint alleges that System Energy violated the filed rate and the FERC’s ratemaking and accounting requirements when it included in Unit Power Sales Agreement billings the cost of capital additions associated with the sale-leaseback interest, and that System Energy is double-recovering costs by including both the lease payments and the capital additions in Unit Power Sales Agreement billings. The complaint also claims that System Energy was imprudent in entering into the sale-leaseback renewal because the Utility operating companies that purchase Grand Gulf’s output from System Energy could have obtained cheaper capacity and energy in the MISO markets. The complaint further alleges that System Energy violated various other reporting and accounting requirements and should have sought prior FERC approval of the lease renewal. The complaint seeks various forms of relief from the FERC. The complaint seeks refunds for capital addition costs for all years in which they were recorded in allegedly non-formula accounts or, alternatively, the disallowance of the return on equity for the capital

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

additions in those years plus interest. The complaint also asks that the FERC disallow and refund the lease costs of the sale-leaseback renewal on grounds of imprudence, investigate System Energy’s treatment of a DOE litigation payment, and impose certain forward-looking procedural protections, including audit rights for retail regulators of the Unit Power Sales Agreement formula rates. The APSC, MPSC, and City Council intervened in the proceeding.

In June 2018, System Energy and Entergy Services filed a motion to dismiss and an answer to the LPSC complaint denying that System Energy’s treatment of the sale-leaseback renewal and capital additions violated the terms of the filed rate or any other FERC ratemaking, accounting, or legal requirements or otherwise constituted double recovery. The response also argued that the complaint is inconsistent with a FERC-approved settlement to which the LPSC is a party and that explicitly authorizes System Energy to recover its lease payments. Finally, the response argued that both the capital additions and the sale-leaseback renewal were prudent investments and the LPSC complaint fails to justify any disallowance or refunds. The response also offered to submit formula rate protocols for the Unit Power Sales Agreement similar to the procedures used for reviewing transmission rates under the MISO tariff. In September 2018 the FERC issued an order setting the complaint for hearing and settlement proceedings. The FERC established a refund effective date of May 2018. The hearing has been scheduled for November 2019.

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

In September 2017 the FERC accepted System Energy’s proposed Unit Power Sales Agreement amendments, subject to further proceedings to consider the justness and reasonableness of the amendments. Because the amendments propose a rate decrease, the FERC also initiated an investigation under Section 206 of the Federal Power Act to determine if the rate decrease should be lower than proposed. The FERC accepted the proposed amendments effective October 1, 2017, subject to refund pending the outcome of the further settlement and/or hearing proceedings, and established a refund effective date of October 11, 2017 with respect to the rate decrease. The FERC also consolidated the Unit Power Sales Agreement amendment proceeding with the proceeding described in “Return on Equity Complaints” above, and directed the parties to engage in settlement proceedings before an ALJ. In June 2018, System Energy filed with the FERC an uncontested settlement relating to the updated depreciation rates and nuclear decommissioning cost annual revenue requirements. In August 2018 the FERC issued an order accepting the settlement. In the third quarter 2018, System Energy recorded a reduction in depreciation expense of approximately $26 million, representing the cumulative difference in depreciation expense resulting from the depreciation rates used from October 11, 2017 through September 30, 2018 and the depreciation rates included in the settlement filing accepted by the FERC.

Nuclear Matters

System Energy owns and, through an affiliate, operates Grand Gulf.  System Energy is, therefore, subject to the risks related to owning and operating a nuclear plant.  These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, to position Entergy’s nuclear fleet to meet its operational goals, including the financial requirements to address emerging issues like stress corrosion cracking of certain materials within the plant systems and the Fukushima event; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license renewal and amendments, and

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

decommissioning; the performance and capacity factors of these nuclear plants; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts and types of insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident. In the event of an unanticipated early shutdown of Grand Gulf, System Energy may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.  Grand Gulf’s operating license expires in 2044.

Based on the plant’s performance indicators, in November 2016 the NRC placed Grand Gulf in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix. In August 2018 the NRC moved Grand Gulf into the “licensee response column,” or Column 1, of the NRC’s Reactor Oversight Process Action Matrix. This action followed NRC inspections to review Grand Gulf’s performance in addressing issues that had previously resulted in classification in Column 2. Based on performance indicator data for the third quarter 2018, Grand Gulf moved back to Column 2 due to a reduction in power to address an operational issue with a plant system that resulted in the threshold for one of the NRC’s performance indicators being exceeded.

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

Actuarial Assumption	Change in Assumption	Impact on 2019 Qualified Pension Cost	Impact on 2018 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$705	$9,814
Rate of return on plan assets	(0.25%)	$646	$—
Rate of increase in compensation	0.25%	$331	$1,472

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2019 Postretirement Benefit Cost	Impact on 2018 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$125	$1,543
Health care cost trend	0.25%	$195	$1,318

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for System Energy in 2018 was $14.9 million.  System Energy anticipates 2019 qualified pension cost to be $12.3 million.  System Energy contributed $13.8 million to its pension plans in 2018 and estimates 2019 pension contributions will approximate $8.3 million, although the 2019 required pension contributions will be known with more certainty when the January 1, 2019 valuations are completed, which is expected by April 1, 2019.

Total postretirement health care and life insurance benefit income for System Energy in 2018 was $490 thousand. System Energy expects 2019 postretirement health care and life insurance benefit cost to approximate $1.7

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

million. System Energy contributed $569 thousand to its other postretirement plans in 2018 and expects 2019 contributions to approximate $20 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of
System Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of income, cash flows, and changes in common equity (pages 438 through 442 and applicable items in pages 53 through 237), for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 26, 2019

We have served as the Company’s auditor since 2001.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)

OPERATING REVENUES
Electric	$456,707	$633,458	$548,291

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	64,778	71,700	27,416
Nuclear refueling outage expenses	20,715	17,968	19,512
Other operation and maintenance	196,505	207,344	147,976
Decommissioning	34,336	43,347	50,797
Taxes other than income taxes	28,090	26,180	25,195
Depreciation and amortization	97,527	137,767	136,195
Other regulatory credits - net	(28,924)	(37,831)	(45,041)
TOTAL	413,027	466,475	362,050

OPERATING INCOME	43,680	166,983	186,241

OTHER INCOME
Allowance for equity funds used during construction	8,750	6,345	7,944
Interest and investment income	35,985	17,538	14,793
Miscellaneous - net	(5,775)	(6,711)	(5,644)
TOTAL	38,960	17,172	17,093

INTEREST EXPENSE
Interest expense	38,424	37,141	37,529
Allowance for borrowed funds used during construction	(2,218)	(1,551)	(2,000)
TOTAL	36,206	35,590	35,529

INCOME BEFORE INCOME TAXES	46,434	148,565	167,805

Income taxes	(47,675)	69,969	71,061

NET INCOME	$94,109	$78,596	$96,744

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$94,109	$78,596	$96,744
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	186,719	240,962	224,879
Deferred income taxes, investment tax credits, and non-current taxes accrued	24,040	7,827	99,531
Changes in assets and liabilities:
Receivables	18,169	9,210	(15,846)
Accounts payable	(7,067)	15,969	2,720
Prepaid taxes and taxes accrued	(51,999)	62,466	(6,555)
Interest accrued	(94)	(660)	(134)
Other working capital accounts	(45,415)	12,083	(15,470)
Other regulatory assets	(2,044)	60,012	(58,279)
Other regulatory liabilities	(156,802)	331,251	33,438
Deferred tax rate change recognized as regulatory liability/asset	—	(325,707)	—
Pension and other postretirement liabilities	(23,235)	4,024	5,586
Other assets and liabilities	64,947	(124,755)	(24,675)
Net cash flow provided by operating activities	101,328	371,278	341,939
INVESTING ACTIVITIES
Construction expenditures	(194,696)	(91,705)	(88,037)
Allowance for equity funds used during construction	8,750	6,345	7,944
Nuclear fuel purchases	(125,272)	(49,728)	(151,068)
Proceeds from the sale of nuclear fuel	30,634	69,516	11,467
Proceeds from nuclear decommissioning trust fund sales	573,561	565,416	499,252
Investment in nuclear decommissioning trust funds	(583,683)	(596,236)	(534,083)
Changes in money pool receivable - net	4,545	(77,858)	6,117
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	—	15,806
Net cash flow used in investing activities	(286,161)	(174,250)	(232,602)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	741,785	150,100	—
Retirement of long-term debt	(662,904)	(150,103)	(22,002)
Changes in short-term credit borrowings - net	(17,830)	(49,063)	66,893
Common stock dividends and distributions	(67,720)	(106,610)	(139,000)
Other	—	(28)	(26)
Net cash flow used in financing activities	(6,669)	(155,704)	(94,135)
Net increase (decrease) in cash and cash equivalents	(191,502)	41,324	15,202
Cash and cash equivalents at beginning of period	287,187	245,863	230,661
Cash and cash equivalents at end of period	$95,685	$287,187	$245,863
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$17,183	$26,251	$36,152
Income taxes	$53,956	($2,227)	($23,565)
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2018	2017
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$68	$78
Temporary cash investments	95,617	287,109
Total cash and cash equivalents	95,685	287,187
Accounts receivable:
Associated companies	148,571	170,149
Other	5,390	6,526
Total accounts receivable	153,961	176,675
Materials and supplies - at average cost	97,225	88,424
Deferred nuclear refueling outage costs	44,424	7,908
Prepaid taxes	5,415	—
Prepayments and other	2,985	2,489
TOTAL	399,695	562,683

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	869,543	905,686
TOTAL	869,543	905,686

UTILITY PLANT
Electric	4,433,346	4,327,849
Property under capital lease	602,770	588,281
Construction work in progress	70,156	69,937
Nuclear fuel	234,889	207,513
TOTAL UTILITY PLANT	5,341,161	5,193,580
Less - accumulated depreciation and amortization	3,212,080	3,175,018
UTILITY PLANT - NET	2,129,081	2,018,562

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	446,371	444,327
Other	4,124	7,629
TOTAL	450,495	451,956

TOTAL ASSETS	$3,848,814	$3,938,887

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2018	2017
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$6	$85,004
Short-term borrowings	—	17,830
Accounts payable:
Associated companies	11,031	16,878
Other	47,565	62,868
Taxes accrued	—	46,584
Interest accrued	13,295	13,389
Current portion of unprotected excess accumulated deferred income taxes	4,426	—
Other	2,832	2,434
TOTAL	79,155	244,987

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	805,296	776,420
Accumulated deferred investment tax credits	38,673	39,406
Regulatory liability for income taxes - net	158,998	246,122
Other regulatory liabilities	381,887	455,991
Decommissioning	896,000	861,664
Pension and other postretirement liabilities	98,639	121,874
Long-term debt	630,744	466,484
Other	22,224	15,130
TOTAL	3,032,461	2,983,091

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2018 and 2017	601,850	658,350
Retained earnings	135,348	52,459
TOTAL	737,198	710,809

TOTAL LIABILITIES AND EQUITY	$3,848,814	$3,938,887

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2018, 2017, and 2016

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$719,350	$61,729	$781,079
Net income	—	96,744	96,744
Common stock dividends and distributions	(40,000)	(99,000)	(139,000)
Balance at December 31, 2016	$679,350	$59,473	$738,823
Net income	—	78,596	78,596
Common stock dividends and distributions	(21,000)	(85,610)	(106,610)
Balance at December 31, 2017	$658,350	$52,459	$710,809
Net income	—	94,109	94,109
Common stock dividends and distributions	(56,500)	(11,220)	(67,720)
Balance at December 31, 2018	$601,850	$135,348	$737,198

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2018	2017	2016	2015	2014
	(Dollars In Thousands)

Operating revenues	$456,707	$633,458	$548,291	$632,405	$664,364
Net income	$94,109	$78,596	$96,744	$111,318	$96,334
Total assets	$3,848,814	$3,938,887	$3,927,712	$3,728,875	$3,826,193
Long-term obligations (a)	$630,744	$466,484	$501,129	$572,665	$630,603
Electric energy sales (GWh)	6,264	6,675	5,384	10,547	9,219

(a) Includes long-term debt (excluding currently maturing debt).

Item 2.   Properties

Information regarding the registrant’s properties is included in Part I. Item 1. - Entergy’s Business under the sections titled “Utility - Property and Other Generation Resources” and “Entergy Wholesale Commodities - Property” in this report.

Item 3.   Legal Proceedings

Details of the registrant’s material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2018 are discussed in Part I. Item 1. - Entergy’s Business under the sections titled “Retail Rate Regulation,” “Environmental Regulation,” and “Litigation” and “Impairment of Long-lived Assets” in Note 14 to the financial statements.

Item 4.   Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
Leo P. Denault (a)	59	Chairman of the Board and Chief Executive Officer of Entergy Corporation	2013-Present

A. Christopher Bakken, III (a)	57	Executive Vice President and Chief Nuclear Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy	2016-Present
		Project Director, Hinkley Point C of EDF Energy	2009-2016

Marcus V. Brown (a)	57	Executive Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-Present

Andrew S. Marsh (a)	47	Executive Vice President and Chief Financial Officer of Entergy Corporation	2013-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-Present
		Chief Financial Officer of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2014-Present

Name	Age	Position	Period
Roderick K. West (a)	50	Group President Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2017-Present
		President, Chief Executive Officer, and Director of System Energy	2017-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2017-Present
		President and Chief Executive Officer of Entergy New Orleans	2018
		Executive Vice President of Entergy Corporation	2010-2017
		Chief Administrative Officer of Entergy Corporation	2010-2016

Paul D. Hinnenkamp (a)	57	Executive Vice President and Chief Operating Officer of Entergy Corporation	2017-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2015-Present
		Senior Vice President and Chief Operating Officer of Entergy Corporation	2015-2017
		Senior Vice President, Capital Project Management and Technology of Entergy Services, Inc.	2015
		Vice President, Capital Project Management and Technology of Entergy Services, Inc.	2013-2015

Alyson M. Mount (a)	48	Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2012-Present

Peter S. Norgeot, Jr. (a)	53	Senior Vice President, Transformation of Entergy Corporation	2018-Present
		Senior Vice President, Power Generation of Entergy Services	2017-2018
		Vice President, Fossil Generation of Entergy Services	2015-2017
		Vice President, Power Plant Operations, Steam of Entergy Services	2014-2015

Donald W. Vinci (a)	60	Executive Vice President and Chief Administrative Officer of Entergy Corporation	2016-Present
		Senior Vice President, Human Resources and Chief Diversity Officer of Entergy Corporation	2013-2016

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors. Each officer’s age and title is provided as of December 31, 2018.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation’s common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR. As of January 31, 2019, there were 24,919 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2018 - 10/31/2018	—	$—	—	$350,052,918
11/01/2018 - 11/30/2018	—	$—	—	$350,052,918
12/01/2018 - 12/31/2018	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2018, Entergy withheld 70,517 shares of its common stock at $76.83 per share, 43,342 shares of its common stock at $78.29 per share, and 16,660 shares of its common stock at $78.51 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

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

Item 6.    Selected Financial Data

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, LLC AND SUBSIDIARIES, ENTERGY LOUISIANA, LLC AND SUBSIDIARIES, ENTERGY MISSISSIPPI, LLC, ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES, ENTERGY TEXAS, INC. AND SUBSIDIARIES, and SYSTEM ENERGY RESOURCES, INC.” which follow each company’s financial statements in this report, for information with respect to selected financial data and certain operating statistics.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, LLC AND SUBSIDIARIES, ENTERGY LOUISIANA, LLC AND SUBSIDIARIES, ENTERGY MISSISSIPPI, LLC, ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES, ENTERGY TEXAS, INC. AND SUBSIDIARIES, and SYSTEM ENERGY RESOURCES, INC.”

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Refer to “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES - Market and Credit Risk Sensitive Instruments.”

Item 8.  Financial Statements and Supplementary Data

Refer to “TABLE OF CONTENTS - Entergy Corporation and Subsidiaries, Entergy Arkansas, LLC and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, Entergy Mississippi, LLC, Entergy New Orleans, LLC and Subsidiaries, Entergy Texas, Inc. and Subsidiaries, and System Energy Resources, Inc.”

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

No event that would be described in response to this item has occurred with respect to Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, or System Energy.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2018, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

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

Each Registrant’s management assessed the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2018.  In making this assessment, each Registrant’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The 2013 COSO Framework was utilized for management’s assessment.

Based on each management’s assessment and the criteria set forth by the 2013 COSO Framework, each Registrant’s management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2018.

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

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2018 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2018, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Corporation and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2019

PART III

Item 10.  Directors and Executive Officers of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Item 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 3, 2019, and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period
Entergy Arkansas, LLC

Directors
Laura R. Landreaux	45	President and Chief Executive Officer of Entergy Arkansas	2018-Present
		Director of Entergy Arkansas	2018-Present
		Operational Finance Director of Entergy Arkansas	2017-2018
		Vice President, Regulatory Affairs of Entergy Arkansas	2014-2017

Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

Officers
A. Christopher Bakken, III		See information under the Entergy Corporation Officers Section in Part I.
Marcus V. Brown		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Laura R. Landreaux		See information under the Entergy Arkansas Directors Section above.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount		See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, LLC
Directors
Phillip R. May, Jr.	56	President and Chief Executive Officer of Entergy Louisiana	2013-Present
		Director of Entergy Louisiana	2013-Present

Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

Officers
A. Christopher Bakken, III		See information under the Entergy Corporation Officers Section in Part I.
Marcus V. Brown		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Phillip R. May, Jr.		See information under the Entergy Louisiana Directors Section above.
Alyson M. Mount		See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, LLC
Directors
Haley R. Fisackerly	53	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present

Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

Officers
Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Haley R. Fisackerly	See information under the Entergy Mississippi Directors Section above.
Paul D. Hinnenkamp	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, LLC
Directors
David D. Ellis	51	President and Chief Executive Officer of Entergy New Orleans	2018-Present
		Director of Entergy New Orleans	2018-Present
		President and Chief Executive Officer, Global Power Technologies	2018
		Managing Director and Chairman of Comverge International, Inc.	2010-2017

Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

Officers
Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
David D. Ellis	See information under the Entergy New Orleans Directors Section above.
Paul D. Hinnenkamp	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY TEXAS, INC.
Directors
Sallie T. Rainer	57	President and Chief Executive Officer of Entergy Texas	2012-Present
		Director of Entergy Texas	2012-Present

Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

Officers
Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Sallie T. Rainer	See information under the Entergy Texas Directors Section above.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

The directors and officers of Entergy Texas are elected annually to serve by the unanimous consent of its sole common stockholder. The directors and officers of Entergy Louisiana, LLC and Entergy New Orleans, LLC are, and in the case of Entergy Arkansas, LLC and Entergy Mississippi, LLC will be, elected annually to serve by the unanimous consent of the sole common membership owner, Entergy Utility Holding Company, LLC. Entergy Corporation’s directors are elected annually at the annual meeting of shareholders.  Entergy Corporation’s officers are elected at the annual organizational meeting of the Board of Directors, which immediately follows the annual meeting of shareholders. The age of each officer and director for whom information is presented above is as of December 31, 2018.

Corporate Governance Guidelines and Committee Charters

Each of the Audit, Corporate Governance, and Personnel Committees of Entergy Corporation’s Board of Directors operates under a written charter.  In addition, the Board has adopted Corporate Governance Guidelines.  Each charter and the guidelines are available through Entergy’s website (www.entergy.com) or upon written request.

Audit Committee of the Entergy Corporation Board

The following directors are members of the Audit Committee of Entergy Corporation’s Board of Directors:

Patrick J. Condon (Chairman)
Philip L. Frederickson
Blanche L. Lincoln
Karen A. Puckett

All Audit Committee members are independent.  In addition to the general independence requirements of the NYSE, all Audit Committee members must meet the heightened independence standards imposed by the SEC and NYSE.  All Audit Committee members possess the level of financial literacy required by the NYSE rules and  the Board has determined that Messrs. Condon and Frederickson satisfy the financial expertise requirements of the NYSE and have the requisite experience to be designated an audit committee financial expert as that term is defined by the rules of the SEC.

Code of Ethics

Effective October 2018, the Entergy Corporation Board of Directors adopted a Code of Business Conduct and Ethics that applies to members of the Entergy Corporation Board of Directors and all Entergy officers and employees.  The Code of Business Conduct and Ethics combined two separate but similarly worded codes that applied to members of the Entergy Corporation Board of Directors and to officers and employees, respectively.  The Code of Business Conduct and Ethics includes Special Provisions Relating to Principal Executive Officer and Senior Financial Officers.  It is to be read in conjunction with Entergy’s omnibus code of integrity under which Entergy operates, called the Code of Entegrity, as well as system policies.  All employees are expected to abide by the Codes.  Non-bargaining employees are required to acknowledge annually that they understand and abide by the Code of Entegrity.  The Code of Business Conduct and Ethics, including any amendments or any waivers thereto, and the Code of Entegrity are available through Entergy’s website (www.entergy.com) or upon written request.

Nominations to the Entergy Corporation Board of Directors; Nominating Procedure

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

•
a brief biographical description of the candidate, including his or her occupation for at least the last five years, and a statement of the qualifications of the candidate, taking into account the qualification requirements discussed in the Proxy Statement under “Board of Directors - Identifying Director Candidates”; and

•	the candidate’s signed consent to be named in the Proxy Statement and a representation of such candidates’ intent to serve as a director for the entire term if elected.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 3, 2019, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Item 11.  Executive Compensation

ENTERGY CORPORATION

Information concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “2019 Director Nominees,” “Personnel Committee Interlocks and Insider Participation,” and “2018 Non-Employee Director Compensation,” all of which information is incorporated herein by reference.

ENTERGY ARKANSAS, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

In this section, the compensation earned in 2018 by the following executive officers (referred to herein as “Named Executive Officers”) is discussed.

Name(1)	Title
A. Christopher Bakken, III	Executive Vice President, Nuclear Operations/Chief Nuclear Officer
Marcus V. Brown	Executive Vice President and General Counsel
Leo P. Denault	Chairman of the Board and Chief Executive Officer
David D. Ellis(2)	President and Chief Executive Officer, Entergy New Orleans
Haley R. Fisackerly	President and Chief Executive Officer, Entergy Mississippi
Laura R. Landreaux(3)	President and Chief Executive Officer, Entergy Arkansas
Andrew S. Marsh	Executive Vice President and Chief Financial Officer Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Phillip R. May, Jr.	President and Chief Executive Officer, Entergy Louisiana
Sallie T. Rainer	President and Chief Executive Officer, Entergy Texas
Charles L. Rice, Jr.(2)	Former President and Chief Executive Officer, Entergy New Orleans
Richard C. Riley(3)	Former President and Chief Executive Officer, Entergy Arkansas
Roderick K. West(2)	Group President Utility Operations

(1)
Messrs. Bakken, Brown, Denault, Marsh, and West hold the positions referenced above as executive officers of Entergy Corporation and are members of Entergy Corporation’s Office of the Chief Executive. No additional compensation was paid in 2018 to any of these officers for their service as Named Executive Officers of the Utility operating companies.

(2)
Mr. Rice is included in the Executive Compensation section of this Form 10-K because he served as President and Chief Executive Officer, Entergy New Orleans for a portion of 2018. Mr. Ellis became President and Chief Executive Officer, New Orleans in December 2018, and for a portion of 2018, Mr. West served as interim President and Chief Executive Officer, Entergy New Orleans.

(3)
Mr. Riley is included in the Executive Compensation section of this Form 10-K because he served as President and Chief Executive Officer, Entergy Arkansas for a portion of 2018. Ms. Landreaux succeeded Mr. Riley as President and Chief Executive Officer, Entergy Arkansas in July 2018.

Entergy Corporation’s Executive Compensation Programs and Practices

Entergy Corporation regularly reviews its executive compensation programs to align them with commonly viewed best practices in the market and to reflect feedback from discussions with investors on executive compensation.

 Executive Compensation Best Practices:

What Entergy Corporation Does	*	Executive compensation programs are highly correlated to performance and focused on long-term value creation
	*	Double trigger for cash severance payments and equity acceleration in the event of a change in control
	*	Clawback policy
	*	Maximum payout capped at 200% of target under the Annual Incentive Plan and Long-Term Performance Unit Program for members of the Office of the Chief Executive
	*	Minimum vesting periods for equity-based awards
	*	Long-term compensation mix weighted more toward performance units than service-based equity awards
	*	All long-term performance units settled in shares of Entergy Corporation common stock
	*	Rigorous stock ownership requirements
	*	Executives required to hold substantially all equity compensation received by Entergy Corporation until stock ownership guidelines are met
	*	Annual Say on Pay vote
What Entergy Corporation Doesn’t Do	*	No 280G tax “gross up” payments in the event of a change in control
	*	No tax “gross up” payments on any executive perquisites, other than relocation benefits available to all eligible employees, and club dues for some of the Named Executive Officers.
	*	No option repricing or cash buy-outs for underwater options
	*	No agreements providing for severance payments to executive officers that exceed 2.99 times annual base salary and annual incentive awards without shareholder approval
	*	No hedging or pledging of Entergy Corporation common stock
	*	No unusual or excessive perquisites
	*	No new officer participation in the System Executive Retirement Plan
	*	No grants of supplemental service credit to newly-hired officers under any of Entergy Corporation’s non-qualified retirement plans
Entergy Corporation’s Pay for Performance Philosophy

Entergy Corporation’s executive compensation programs are based on a philosophy of pay for performance that is embodied in the design of its annual and long-term incentive plans. It believes the executive pay programs described in this section and in the accompanying tables have played a significant role in the ability to drive strong financial and operational results and to attract and retain a highly experienced and successful management team.

•
Annual Incentive Plan incentivizes and rewards the achievement of financial metrics that are deemed by the Entergy Corporation Personnel Committee to be consistent with the overall goals and strategic direction that the Entergy Corporation Board has approved for Entergy Corporation.

•
Long-term incentive programs further align the interests of the executives and Entergy Corporation’s shareholders by directly tying the value of equity awards granted to executives under these programs to Entergy Corporation’s stock price performance, relative total shareholder return, and beginning in 2018, cumulative adjusted utility earnings growth. The long-term incentives consist of three components - performance units, stock options and restricted stock.

By incentivizing officers to achieve important financial and operational objectives and create long-term shareholder value, Entergy Corporation believes these programs play a key role in creating sustainable value for the benefit of all of its stakeholders, including its owners, customers, employees, and communities.

2018 Incentive Pay Outcomes

Entergy Corporation believes the 2018 incentive pay outcomes for the Named Executive Officers demonstrated the application of Entergy Corporation’s pay for performance philosophy.
Annual Incentive Plan

Awards under the Executive Annual Incentive Plan, or Annual Incentive Plan, are tied to Entergy Corporation’s financial and operational performance through the Entergy Achievement Multiplier (EAM), which is the performance metric used to determine the maximum funding available for awards under the plan. The 2018 EAM was determined based in equal part on Entergy Corporation’s success in achieving its consolidated operational earnings per share and consolidated operational operating cash flow goals set at the beginning of the year. These goals were approved by the Personnel Committee based on Entergy Corporation’s financial plan and the Board’s overall goals for Entergy Corporation and were consistent with its published earnings guidance.

2018 Annual Incentive Plan Payout

For 2018, the Personnel Committee, based on the recommendation of the Finance Committee, determined that management exceeded its consolidated operational earnings per share goal of $6.55 per share by $2.03 per share, but fell short of its consolidated operational operating cash flow goal of $3.000 billion by approximately $180 million. Based on the targets and ranges previously established by the Personnel Committee, these results resulted in a calculated EAM of 134%.

After considering individual performance, including not only the role played by each of the Named Executive Officers who are members of the Office of the Chief Executive in advancing Entergy Corporation’s strategies and delivering the strong financial results achieved in 2018, but also each such individual’s degree of accountability for certain operational and regulatory challenges Entergy Corporation experienced in 2018, the Personnel Committee approved payouts ranging from 115% to 122% of target for each of the Named Executive Officers who are members of the Office of the Chief Executive.

After the EAM was established to determine overall funding for the Annual Incentive Plan, Entergy Corporation’s Chief Executive Officer allocated incentive award funding to individual business units based on business unit results.  Individual awards were determined for the Named Executive Officers who are not members of the Office of the Chief Executive by their immediate supervisor based on the individual officer’s key accountabilities, accomplishments, and performance. This resulted in payouts that ranged from 0% of target to 118% of target for the Named Executive Officers who are not members of Entergy Corporation’s Office of the Chief Executive.
Long-Term Incentives

Long term incentives consist of three components:

•
Long-Term Performance Unit Program - Units are granted with performance measured over a three-year period based on Entergy Corporation’s total shareholder return in relation to the total shareholder return of the companies included in the Philadelphia Utility Index, and beginning with the 2018-2020 performance period, a cumulative utility earnings metric. Payouts, if any, are based on Entergy Corporation’s performance on these measures against pre-established performance goals.

•
Stock Options - Incentivizes executives to take actions that increase the market value of Entergy Corporation’s common stock and directly aligns with the value shareholders receive over the same period of time; and

•	Restricted Stock - Increases executive stock ownership and is an effective retention mechanism.

Long-Term Performance Unit Program Payout

For the three-year performance period ending in 2018, Entergy Corporation’s total shareholder return was ninth out of the twenty companies in the Philadelphia Utility Index, resulting in a payout of 111% of target for the executive officers. Payouts were made in shares of Entergy Corporation stock which are required to be held by the executive officers until they satisfy the executive stock ownership guidelines.

What Entergy Corporation Pays and Why

How Entergy Corporation Sets Target Pay

The Personnel Committee annually reviews compensation data from two sources:

Use of Competitive Data

To develop marketplace compensation levels for Entergy Corporation’s executive officers, the Personnel Committee primarily uses the following types of data to compare the current compensation opportunities provided to each of the executive officers against the compensation opportunities provided to executives holding similar positions at companies with corporate revenues similar to Entergy Corporation’s:

•	Published and private compensation survey data compiled by Pay Governance;

•	Both utility and general industry data to determine total cash compensation (base salary and annual incentive) for non-industry specific roles;

•	Data from utility companies to determine total cash compensation for management roles that are utility-specific, such as Group President, Utility Operations; and

•	Utility market data to determine long-term incentives for all positions.

The Personnel Committee uses this survey data to develop compensation opportunities that are designed to deliver total target compensation within a targeted range of approximately the 50th percentile of the surveyed companies in the aggregate. In most cases, the committee considers its objectives to have been met if Entergy Corporation’s Chief Executive Officer and the six other executive officers (including all of the Named Executive Officers) who constitute the Office of the Chief Executive each has a target compensation opportunity that falls within a targeted range of 85% - 115% of the 50th percentile of the survey data. In general, compensation levels for an executive officer who is new to a position tend to be at the lower end of the competitive range, while seasoned executive officers with strong performance who are viewed as critical to retain would be positioned at the higher end of the competitive range. Actual compensation received by an individual officer may be above or below the targeted range based on an individual officer’s skills, performance, experience and responsibilities, corporate performance and internal pay equity.

Proxy Analysis

Although the survey data described above are the primary data used in benchmarking compensation, the committee reviews data derived from the proxy statements of companies included in the Philadelphia Utility Index to evaluate the overall reasonableness of Entergy Corporation’s compensation programs. The Personnel Committee identified the Philadelphia Utility Index as the appropriate industry peer group because the companies included in this index, in the aggregate, are comparable to Entergy Corporation in terms of business and scale. Companies included in the Philadelphia Utility Index at the time the proxy data was compiled were as follows:

•	AES Corporation	•	El Paso Electric Co.
•	Ameren Corporation	•	Eversource Energy
•	American Electric Power Co. Inc.	•	Exelon Corporation
•	American Water Works	•	FirstEnergy Corporation
•	CenterPoint Energy Inc.	•	NextEra Energy, Inc.
•	Consolidated Edison Inc.	•	PG&E Corporation
•	Dominion Energy	•	Public Service Enterprise Group, Inc.
•	DTE Energy Company	•	Southern Company
•	Duke Energy Corporation	•	Xcel Energy, Inc.
•	Edison International

Principal Executive Compensation Elements

The following table summarizes the elements of total direct compensation (TDC) granted or paid to the executive officers under the 2018 executive compensation programs. The programs use a mix of fixed and variable compensation elements and are designed to provide alignment with both short- and long-term business goals through annual and long-term incentives. An executive officer’s TDC is based primarily on corporate performance, market-based compensation levels and individual performance with each of these elements reviewed annually for each Named Executive Officer.

Compensation Component	Primary Purpose	Performance Measured	Key Characteristic	Cash/Equity	Performance Period
Base Salary	Provides a base level of competitive cash compensation for executive talent.	Role, experience, job scope, market data, and individual performance	Fixed	Cash	Ongoing
Annual Incentive	Motivates and rewards executives for performance on key financial measures during the year.	Consolidated operational earnings per share and operational operating cash flow	Variable	Cash	1 year
Long-Term Performance Unit Program	Focuses executives on growing earnings and building long-term shareholder value and increases executives’ ownership of Entergy Corporation common stock.	Total shareholder return and utility earnings growth	Variable	Equity	3 years
Stock Options	Align interests of executives with long-term shareholder value, provide competitive compensation, and increase the executives’ ownership in Entergy Corporation’s common stock.	Job scope, market data, individual and Entergy Corporation performance.	Variable	Equity	3 years
Restricted Stock
Aligns interests of executives with long-term shareholder value, provides competitive compensation, retains executive talent and increases the executives’ ownership in Entergy Corporation’s common stock.

		Job scope, market data, and individual performance	Variable	Equity	3 years

Fixed Compensation

Base Salary

The Personnel Committee determines the base salaries for all of the Named Executive Officers who are members of the Office of the Chief Executive based on competitive compensation data, performance considerations, and advice provided by the committee’s independent compensation consultant. For the other Named Executive Officers, their salaries are established by their immediate supervisors using the same criteria. In addition, in determining base salary adjustments, the Personnel Committee considered internal pay equity, although the Personnel Committee has not established any predetermined formula by which an individual’s base salary is measured or evaluated in relation to other employees. In 2018, all of the Named Executive Officers received merit increases in their base salaries ranging from approximately 2.4% to 4.2% other than Mr. Ellis. The increases in base salary were based on the market data previously discussed in this CD&A under “What Entergy Corporation Pays and Why - How Entergy Corporation Sets Target Pay.”

The following table sets forth the 2017 and 2018 base salaries for the Named Executive Officers. Except as indicated below, changes in base salaries for 2018 were effective in April.

Named Executive Officer	2017 Base Salary	2018 Base Salary
A. Christopher Bakken, III	$620,125	$638,125
Marcus V. Brown	$630,000	$650,000
Leo P. Denault	$1,230,000	$1,260,000
David D. Ellis(1)	$—	$305,000
Haley R. Fisackerly	$355,300	$365,959
Laura R. Landreaux(2)	$186,339	$308,000
Andrew S. Marsh	$600,000	$622,000
Phillip R. May, Jr.	$366,150	$381,550
Sallie T. Rainer	$328,275	$338,123
Charles L. Rice, Jr.(3)	$286,424	$230,000
Richard C. Riley(4)	$344,200	$375,000
Roderick K. West	$675,598	$696,598

(1)	When Mr. Ellis joined Entergy in December 2018, his base salary was set at $305,000 based on competitive market data discussed above, as well as internal pay equity considerations.

(2)	In July 2018, Ms. Landreaux’s salary was increased when she became President and Chief Executive Officer, Entergy Arkansas and assumed the increased responsibilities of that role.

(3)	Mr. Rice’s salary was adjusted when he transitioned into Entergy Corporation’s legal department.

(4)	Mr. Riley’s salary was increased when he became Senior Vice President, Distribution Operations and Asset Management and assumed the increased responsibilities of that role.

Variable Compensation

Short-Term Incentive Compensation

Annual Incentive Plan

Entergy Corporation includes performance-based incentives in the Named Executive Officers’ compensation packages because it believes performance-based incentives encourage the Named Executive Officers to pursue objectives consistent with the overall goals and strategic direction that the Board has approved for Entergy Corporation. The EAM is the performance metric used to determine the maximum percentage of target annual plan opportunities that will be paid each year to each Named Executive Officer who is a member of the Office of the Chief Executive under the Annual Incentive Plan. Once the EAM has been determined, individual awards for the Office of the Chief Executive members may be adjusted downward, but not upward, from the EAM at the Personnel Committee’s discretion, based on individual performance and other factors deemed relevant by the Personnel Committee.

Target award opportunities are set based on an executive officer’s position and executive management level within the Entergy organization. Executive management levels at Entergy Corporation range from Level 1 through Level 5. At December 31, 2018, Mr. Denault held a Level 1 position, Messrs. Bakken, Brown, Marsh, and West held positions in Level 2, Mr. May and Mr. Riley held Level 3 positions, Mr. Ellis, Mr. Fisackerly, Ms. Landreaux and Ms. Rainer held Level 4 positions and Mr. Rice held a Level 5 position. Accordingly, their respective incentive award opportunities differ from one another based on their management level and the external market data developed by the Committee’s independent compensation consultant.

Setting Targets

Annual Review of Performance Measures to Determine EAM Pool:

In December 2017, the Personnel Committee decided to retain consolidated operational earnings per share and consolidated operational operating cash flow, with each measure weighted equally, as the performance measures for determining the EAM pool. Other measures were considered, but the Personnel Committee determined that consolidated operational earnings per share and operational operating cash flow continued to be the best metrics to use for this purpose because:

•	They represent objective measures that Entergy Corporation and its investors consider to be important in evaluating its financial performance;

•	They align with Entergy Corporation’s internal and external financial reporting; and

•	They provide both discipline and transparency.

Establishing Target Achievement Levels

The Personnel Committee annually engages in a rigorous process with a goal of establishing target achievement levels that are consistent with Entergy Corporation’s strategy and business objectives for the upcoming year, as reflected in its financial plan and sufficient to drive results that represent a high level of achievement. These targets are approved based on a comprehensive review by the full Board of Entergy Corporation’s financial plan, conducted in December of the preceding year and updated in January to reflect the most current information concerning changes in commodity market conditions and other key drivers of anticipated changes in performance from the preceding year. The Personnel Committee also seeks to assure that the targets:

•	Take into account changes in the business environment and specific challenges facing Entergy Corporation;

•	Reflect an appropriate balancing of the various risks and opportunities recognized at the time the targets are set; and

•	Are aligned with external expectations communicated to Entergy Corporation’s shareholders.

2018 Targets

In January 2018, the Personnel Committee followed the process described above in setting 2018 performance targets. Consistent with its authority and past practice, the Personnel Committee determined that the effect of the following would be excluded from the reported results:

•	Any major storms that may occur during the year;

•	Certain impacts that may occur as a result of the implementation of the Tax Cuts and Jobs Act enacted in December 2017;

•	Certain unresolved litigation initiated in the late 1990s and early 2000s relating to an agreement among the Utility operating company subsidiaries that has since been terminated; and

•	Unrealized gains and losses on equity securities different than assumed in the plan.

The Personnel Committee viewed the exclusion of major storms as appropriate because although estimates for storm costs are included in Entergy Corporation’s financial plan, it does not include estimates for a major storm event, such as a hurricane. The adjustment for unanticipated impacts of the Tax Cuts and Jobs Act was limited to the impact of any deviations from regulatory assumptions incorporated into the plan relating to (a) the timing of the adjustment of retail electric rates due to the change in the federal tax rate, and (b) the timing and amount of deferred income taxes that may be refunded to customers. However, the impacts of tax reform were only to be excluded to the extent that they cumulatively impacted consolidated operational earnings per share by more than $0.10 per share in 2018. The Personnel Committee considered the exclusion of tax reform to be appropriate because of the substantial uncertainty around the outcomes of the applicable discussions and proceedings with regulators, which had not yet commenced, and because of the potential that there could be significant adverse impacts on 2018 results from such outcomes that would be in the long-term best interest of Entergy Corporation. The Personnel Committee approved the other exclusions from reported results, for the impact of the legacy system agreement litigation and unrealized gains and losses on securities held by Entergy Corporation’s nuclear decommissioning trusts, primarily because of management’s inability to influence either of the related outcomes.

In determining the targets to set for 2018, the Personnel Committee reviewed anticipated drivers for consolidated operational earnings per share and consolidated operational operating cash flow for 2018 as set forth in Entergy Corporation’s financial plan, as well as factors driving the strong financial performance achieved in 2017. The Personnel Committee noted that a substantial portion of 2017 operational earnings per share was attributable to a major restructuring tax benefit at the Entergy Wholesale Commodities business. The committee also noted that 2017 operational earnings per share had been adversely impacted by unusual weather. After adjusting to eliminate the impact on 2017 operational results of both the tax item and weather, the committee confirmed that the proposed plan target for operational earnings per share reflected substantial growth in core operational earnings.

The Personnel Committee also considered the potential impact of certain risks and opportunities, including differences from plan in wholesale energy prices and capacity factors at the Entergy Wholesale Commodities business, utility sales, operations and maintenance costs, interest expense and certain tax and regulatory outcomes. This evaluation indicated that there was significantly more downside risk than upside opportunity in the targets and, as a result, that there was a reasonable degree of challenge embedded in the targets.

2018 Performance Assessment

The following table shows the 2018 Incentive Plan targets established by the Personnel Committee and 2018 results:

Annual Incentive Plan Targets and Results

	Performance Goals(1)
	Minimum	Target	Maximum	2018 Results(2)
Consolidated Operational Earnings Per Share	$5.90	$6.55	$7.20	$8.58
Consolidated Operational Operating Cash Flow ($ billion)	$2.580	$3.000	$3.420	$2.820
EAM as % of Target	25%	100%	200%	134%

(1)
Payouts for performance between minimum and target achievement levels and between target and maximum levels are calculated using straight-line interpolation. There is no payout for performance below minimum.

(2) These results are adjusted to reflect the pre-determined exclusions approved by the Personnel Committee in January 2018 and described above.

In January 2019, the Finance and Personnel Committees jointly reviewed Entergy Corporation’s financial results against the performance objectives reflected in the table above. Management discussed with the committees Entergy Corporation’s consolidated operational earnings per share and consolidated operational operating cash flow results for 2018, including primary factors explaining how those results compared to the 2018 business plan and Annual Incentive Plan targets set in January. Consolidated operational earnings per share, adjusted as determined by the committee when targets were set at the beginning of the year, exceeded Entergy Corporation’s consolidated operational earnings per share goal of $6.55 per share by $2.03, due in large part to a favorable tax item and a pre-determined adjustment made for the impact of below-plan market performance by the investment securities in Entergy Corporation’s nuclear decommissioning trusts, but management fell short of achieving its consolidated operational operating cash flow goal of $3.000 billion by approximately $180 million, on an adjusted basis, leading to a calculated EAM of 134%.

Operational results for 2018 excluded the impact of certain special items that were excluded from as-reported (GAAP) consolidated earnings per share and operating cash flow to determine operational earnings per share and operating cash flow, including items related to tax reform legislation, the shutdown and disposition of Entergy Wholesale Commodities business nuclear plants, the accelerated return of unprotected accumulated deferred income taxes as a result of tax reform, Entergy Wholesale Commodities business net revenue and nuclear decommissioning trust tax payments. These were not adjustments made by the committee in determining the EAM, but were all considered special items and therefore excluded from the operational results reported to investors and from the financial measures used in the plan targets.

     To determine individual executive officer awards under the Annual Incentive Plan for the Named Executive Officers who are members of the Office of the Chief Executive, the Personnel Committee considered not only each executive’s role in executing on Entergy Corporation’s strategies and delivering the strong financial performance achieved in 2018, but also the individual’s accountability for certain operational and regulatory challenges it experienced during the year. With these considerations in mind, the committee exercised negative discretion to determine individual awards that ranged from 115% to 122% of target for each of the Named Executive Officers who are members of the Office of the Chief Executive, with the extent of the negative discretion applied varying based on the executive’s specific accountabilities and accomplishments.

After the EAM was established to determine overall funding for the Annual Incentive Plan, Entergy Corporation’s Chief Executive Officer allocated incentive award funding to individual business units based on business unit results.  Individual awards were determined for the remaining Named Executive Officers who are not members of the Office of the Chief Executive by their immediate supervisor based on the individual officer’s key accountabilities, accomplishments, and performance.  This resulted in payouts that ranged from 0% of target to 118% of target for the Named Executive Officers who are not members of the Office of the Chief Executive.

Based on the foregoing evaluation of management performance, the Named Executive Officers received the following Annual Incentive Plan payouts for 2018:

Named Executive Officer	Base Salary (1)	Target as Percentage of Base Salary	Payout as Percentage of Target(2)	2018 Annual Incentive Award
A. Christopher Bakken, III	$638,125	70%	122%	$544,959
Marcus V. Brown	$650,000	70%	120%	$546,000
Leo P. Denault	$1,260,000	135%	120%	$2,041,200
David D. Ellis(3)	$—	—%	—%	$—
Haley R. Fisackerly	$365,959	40%	117%	$172,000
Laura R. Landreaux	$308,000	40%	101%	$124,000
Andrew S. Marsh	$622,000	70%	122%	$531,188
Phillip R. May, Jr.	$381,550	60%	118%	$270,000
Sallie T. Rainer	$338,123	40%	118%	$159,000
Charles L. Rice, Jr.	$230,000	30%	—%	$—
Richard C. Riley	$375,000	60%	100%	$225,000
Roderick K. West	$696,598	70%	115%	$560,762

(1)
The target opportunities, as a percentage of salary, were determined based on the individual’s position and salary at the end of 2018. Such target opportunities for the Named Executive Officers did not change from the levels set in 2017, except for Ms. Landreaux’s and Mr. Riley’s, whose target opportunities increased due to their promotions during the year, and Mr. Rice’s whose target opportunities decreased, as he was no longer serving in an officer position at year-end.

(2)	The Named Executive Officers, who are members of the Office of the Chief Executive, may earn a maximum payout ranging from 0% to 200% of their target opportunity, not to exceed the EAM.

(3)	As a new hire, Mr. Ellis was not eligible to participate in the Annual Incentive Plan for 2018.

 Nuclear Retention Plan

Mr. Bakken participates in the Nuclear Retention Plan, a retention plan for officers and other leaders with expertise in the nuclear industry. The Personnel Committee authorized this plan to attract and retain key management and employee talent in the nuclear power field, a field that requires unique technical and other expertise that is in great demand in the utility industry. The plan provides for bonuses to be paid annually over a three-year service period with the bonus opportunity dependent on the participant’s management level and continued employment. Each annual payment is equal to an amount ranging from 15% to 30% of the employee’s base salary as of their date of enrollment in the plan. Mr. Bakken’s participation in the plan commenced in May 2016, and in accordance with the terms and conditions of the plan, in May 2017 and 2018, Mr. Bakken received, and in May 2019, subject to his continued employment, Mr. Bakken will receive a cash bonus equal to $181,500 or 30% of his May 1, 2016 base salary. This plan does not provide for accelerated or prorated payout upon termination of any kind.

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

All of the outstanding performance units and all of the shares of restricted stock and stock options granted to the Named Executive Officers in 2018 were granted pursuant to the 2015 Equity Ownership Plan or 2015 Equity Plan. The 2015 Equity Plan requires both a change in control and an involuntary job loss or substantial diminution of duties (a “double trigger”) for the acceleration of these awards upon a change in control.

Performance Unit Program

The Named Executive Officers are issued performance unit awards under the Long-Term Performance Unit Program.

•	Each performance unit represents one share of Entergy Corporation’s common stock at the end of the three-year performance period, plus dividends accrued during the performance period.

•	The performance units and accrued dividends on any shares earned during the performance period are settled in shares of Entergy Corporation common stock.

•	The Personnel Committee sets payout opportunities for the program at the outset of each performance period, with payouts only occurring if the performance goals are met.

•	Payouts under this program are not made if minimum performance goals are not achieved.

•	All shares paid out under the Long-Term Performance Unit Program are required to be retained by Entergy Corporation’s officers until applicable executive stock ownership requirements are met.

The Long-Term Performance Unit Program specifies a minimum, target and maximum achievement level, the achievement of which will determine the number of performance units that may be earned by each participant. For the

2016-2018 and 2017-2019 performance periods, performance will be measured by assessing Entergy Corporation’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index. The Personnel Committee identified the Philadelphia Utility Index as the appropriate industry peer group for this purpose because the companies included in this index, in the aggregate, are comparable to Entergy Corporation in terms of business and scale. The Personnel Committee chose relative total shareholder return as a performance measure because it reflects Entergy Corporation’s creation of shareholder value relative to other electric utilities over the performance period. It also takes into account dividends paid by the companies in this index and normalizes certain events that affect the industry as a whole. Minimum, target and maximum performance levels are determined by reference to the ranking of Entergy Corporation’s total shareholder return against the total shareholder return of the companies in the Philadelphia Utility Index.

For the 2018-2020 performance period, performance will be measured using two performance measures - total shareholder return and cumulative adjusted Utility, Parent & Other earnings per share (UP&O Adjusted EPS), with each performance measure weighted equally. UP&O Adjusted EPS, which adjusts Entergy Corporation’s operational Utility, Parent & Other results to eliminate the impact of tax items and weather, was added as a performance measure since delivering steady, predictable growth at the Utility is an integral component of executing Entergy Corporation’s strategy, and it aligns with externally communicated Utility guidance. Similar to the way targets are established for the Annual Incentive Plan, targets for the UP&O Adjusted EPS performance measure were established by the Personnel Committee after the Board’s review of Entergy Corporation’s financial plan. These targets also incorporate exclusions similar to those used with the Annual Incentive Plan. Given the economic and market conditions at the time the targets were set, the target payout levels for the UP&O Adjusted EPS goal were designed to be challenging but achievable, while payouts at the maximum levels were designed to be stretch goals. Payout is based on achieving the performance goals established for each performance measure by the committee at the beginning of the performance period.

Performance Unit Program Grants. At any given time, a participant in the Long-Term Performance Unit Program may be participating in up to three performance periods. During 2018, eligible participants were participating in the 2016-2018, 2017-2019 and 2018-2020 performance periods. Subject to achievement of the applicable performance levels as described below, the Personnel Committee established the following target performance unit payout opportunities for each of the 2016-2018, 2017-2019 and 2018-2020 performance periods.

Named Executive Officer	2016-2018 Target	2017-2019 Target	2018-2020 Target
A. Christopher Bakken, III (1)	7,289	8,300	7,900
Marcus V. Brown	8,200	8,300	7,900
Leo P. Denault	41,700	48,700	42,700
David D. Ellis(2)	—	—	—
Haley R. Fisackerly	1,800	1,850	1,650
Laura R. Landreaux(3)	—	925	1,375
Andrew S. Marsh	8,200	8,300	7,900
Phillip R. May, Jr.	2,700	3,150	2,550
Sallie T. Rainer	1,800	1,850	1,650
Charles L. Rice, Jr.(4)	1,500	976	321
Richard C. Riley(4)	1,950	2,500	2,400
Roderick K. West	8,200	8,300	7,900

(1)	As a new hire in 2016, Mr. Bakken received a pro-rated target award opportunity for the 2016-2018 performance period.

(2)	As of December 31, 2018, Mr. Ellis was not a participant in the Long-Term Performance Unit Program.

(3)
When Ms. Landreaux became President, Entergy Arkansas, she received pro-rated target award opportunities for the 2017-2019 and 2018-2020 performance periods. As a new officer in 2018, Ms. Landreaux was not eligible to participate in the 2016-2018 performance period.

(4)	Mr. Rice and Mr. Riley’s target opportunities were modified in connection with their change in positions in 2018.

The range of potential payouts for the 2016-2018 and 2017-2019 performance periods under the program is shown below.

Performance Level(1)	Zero	Minimum	Target	Maximum
Total Shareholder Return	Fourth Quartile	Bottom of Third Quartile	Median percentile	Top Quartile
Payout	No Payout	Minimum Payout of 25% of target	100% of target	200% of Target

(1)	Payouts for performance between achievement levels are calculated using straight-line interpolation, with no payouts for performance below the minimum achievement level.

As noted above, for the 2018-2020 performance period, performance will be measured using two performance measures - total shareholder return and UP&O Adjusted EPS with each performance measure weighted equally. Under the 2018-2020 performance period, the performance goals and the payout opportunities associated with the relative total shareholder return metric are consistent with the 2016-2018 and 2017-2019 performance periods, as described above. Based on performance, the performance units allocated to the UP&O Adjusted EPS goal could range from 25% to 200% of the target opportunity, with no payment for performance below the minimum performance goal. The Personnel Committee established the performance goals and range of potential payouts for the 2018-2020 performance period to encourage strong, focused performance.

Payout for the 2016-2018 Performance Period. In January 2019, the Personnel Committee reviewed Entergy Corporation’s total shareholder return for the 2016-2018 performance period in order to determine the payout to participants. The committee compared Entergy Corporation’s total shareholder return against the total shareholder return of the companies that comprise the Philadelphia Utility Index, with the performance measures and range of potential payouts for the 2016-2018 performance period as discussed above. As recommended by the Finance Committee, the Personnel Committee concluded that Entergy Corporation’s relative total shareholder return for the 2016-2018 performance period fell in the second quartile, yielding a payout of 111% of target for the Named Executive Officers.

Named Executive Officer	2016-2018 Target	Number of Shares Issued	Value of Shares Actually Issued(1)	Grant Date Fair Value
A. Christopher Bakken, III(2)	7,289	8,998	$774,098	$616,066
Marcus V. Brown	8,200	10,212	$878,538	$693,064
Leo P. Denault	41,700	51,933	$4,467,796	$3,524,484
David D. Ellis(3)	—	—	$—	$—
Haley R. Fisackerly	1,800	2,241	$192,793	$152,136
Laura R. Landreaux(4)	—	—	$—	$—
Andrew S. Marsh	8,200	10,212	$878,538	$693,064
Phillip R. May, Jr.	2,700	3,362	$289,233	$228,204
Sallie T. Rainer	1,800	2,241	$192,793	$152,136
Charles L. Rice, Jr.(5)	1,500	1,894	$162,941	$126,780
Richard C. Riley(5)	1,950	2,411	$207,418	$164,814
Roderick K. West	8,200	10,212	$878,538	$693,064

(1)	Value determined based on the closing price of Entergy Corporation’s common stock on January 17, 2019 ($86.03), the date the Personnel Committee certified the 2016-2018 performance period results.

(2)	As a new hire in 2016, Mr. Bakken received a pro-rated target award opportunity for the 2016-2018 performance period.

(3)	As a new hire in 2018, Mr. Ellis was not eligible to participate in 2016-2018 performance period.

(4)	As a new officer in 2018, Ms. Landreaux was not a participant in the 2016-2018 performance period.

(5)	Mr. Rice and Mr. Riley experienced a change in officer status in 2018, and accordingly, each received a pro-rated award opportunity for the 2016-2018 performance period.

Stock Options and Restricted Stock
Factors used by the Personnel Committee to determine the number of stock options and shares of restricted stock it will grant to Entergy Corporation’s Named Executive Officers include Entergy Corporation and individual performance, internal pay equity, prevailing market practice, with the committee’s assessment of individual performance of each Named Executive Officer other than Entergy Corporation’s Chief Executive Officer being the most important factor in determining the number of shares of restricted stock and stock options awarded and comparative market data being the most important factor in determining Entergy Corporation’s Chief Executive Officer’s award levels. The Personnel Committee, in consultation with Entergy Corporation’s Chief Executive Officer, reviews each other Named Executive Officer’s performance, role and responsibilities, strengths and developmental opportunities. Stock option and restricted stock awards for Entergy Corporation’s Chief Executive Officer are determined solely by the Personnel Committee on the basis of the same considerations.

The following table sets forth the number of stock options and shares of restricted stock granted to each Named Executive Officer in 2018. The exercise price for each option was $78.08, which was the closing price of Entergy Corporation’s common stock on the date of grant.

Named Executive Officer	Stock Options	Shares of Restricted Stock
A. Christopher Bakken, III	40,500	5,000
Marcus V. Brown	40,500	5,000
Leo P. Denault	167,100	15,700
David D. Ellis(1)	—	—
Haley R. Fisackerly	6,600	800
Laura R. Landreaux(2)	—	1,200
Andrew S. Marsh	49,000	5,200
Phillip R. May, Jr.	9,900	1,000
Sallie T. Rainer	6,600	800
Charles L. Rice, Jr.	400	600
Richard C. Riley	9,900	1,100
Roderick K. West	42,500	5,200

(1)	As a new hire, Mr. Ellis was not eligible to receive stock options or restricted stock in 2018.

(2)
Stock options are awarded only to individuals who are officers at the time of grant. Ms. Landreaux was not eligible to receive stock options in 2018 because she was not an officer when the grants were made in 2018.

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

See the 2018 Pension Benefits Table for additional information regarding the operation of the plans described above.

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

2018 Perquisites
Corporate aircraft usage, annual mandatory physical exams, relocation assistance, and event tickets. The Named Executive Offices who are members of the Office of the Chief Executive do not receive tax gross ups on any benefits, except for relocation assistance.

Named Executive Officers who are not members of the Office of the Chief Executive also were provided in 2018 with club dues and tax gross up payments on some perquisites.

For additional information regarding perquisites, see the “All Other Compensation” column in the 2018 Summary Compensation Table.

Deferred Compensation	The Named Executive Officers are eligible to defer up to 100% of their base salary and Annual Incentive Plan awards into the Entergy Corporation sponsored Executive Deferred Compensation Plan.
Executive Disability Plan
Eligible individuals who become disabled under the terms of the plan are eligible for 65% of the difference between their annual base salary and $276,923 (i.e. the annual base salary that produces the maximum $15,000 monthly disability payment under the general long-term disability plan).

Entergy Corporation provides these benefits to the Named Executive Officers as part of providing a competitive executive compensation program and because it believes that these benefits are important retention and recruitment tools since many of the companies with which it competes for executive talent provide similar arrangements to their senior executive officers.

Severance and Other Compensation Arrangements

The Personnel Committee believes that retention and transitional compensation arrangements are an important part of overall compensation as they help to secure the continued employment and dedication of the Named Executive Officers, notwithstanding any concern that they might have at the time of a change in control regarding their own continued employment. In addition, the Personnel Committee believes that these arrangements are important as recruitment and retention devices, as many of the companies with which Entergy Corporation competes for executive talent have similar arrangements in place for their senior employees.

To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan under which executive officers, defined as ML level 1 through 4 officers (ML 1-4 Officers), are entitled to receive “change in control” payments and benefits if such officer’s employment is involuntarily terminated in connection with a change in control of Entergy Corporation and its subsidiaries. Severance payments under the System Executive Continuity Plan generally are based on a multiple of the sum of an executive officer’s annual base salary plus his or her average Annual Incentive Plan award for the two calendar years immediately preceding the calendar year in which the termination of employment occurs. Under the policy, under no circumstances can this multiple exceed 2.99 times the sum of the executive officer’s annual base salary and his or her annual incentive, calculated in accordance with this policy. Entergy Corporation strives to ensure that the benefits and payment levels under the System Executive Continuity Plan are consistent with market practices. Entergy Corporation’s executive officers, including the Named Executive Officers, are not entitled to any tax gross up payments on any severance benefits received under this plan. For more information regarding the System Executive Continuity Plan, see “2018 Potential Payments Upon Termination or Change in Control.”

In certain cases, the Personnel Committee may approve the execution of a retention agreement with an individual executive officer. These decisions are made on a case by case basis to reflect specific retention needs or other factors, including market practice. If a retention agreement is entered into with an individual officer, the committee considers the economic value associated with that agreement in making overall compensation decisions for that officer. Entergy Corporation has voluntarily adopted a policy that any employment or severance agreements providing severance benefits in excess of 2.99 times the sum of an officer’s annual base salary and annual incentive award (other than the value of the vesting or payment of an outstanding equity-based award or the pro rata vesting or payment of an outstanding long-term incentive award) must be approved by Entergy Corporation’s shareholders.

Mr. Denault

Entergy Corporation currently has a retention agreement with Mr. Denault. In general, Mr. Denault’s retention agreement provides for certain payments and benefits in the event of his termination of employment by his Entergy employer other than for cause, by Mr. Denault for good reason or on account of his death or disability. See “2018 Potential Payments Upon Termination or Change in Control - Mr. Denault’s 2006 Retention Agreement.” Because Mr. Denault has reached age 55, certain severance payment provisions in his retention agreement no longer apply. Mr. Denault is not entitled to receive tax gross up payments on any payments or benefits he may receive under his agreement. Mr. Denault’s retention agreement was entered into in 2006 when he was Entergy Corporation’s Chief Financial Officer and was designed to reflect the competition for chief financial officer talent in the marketplace at that time and the Personnel Committee’s assessment of the critical role this position played in executing Entergy Corporation’s long-term financial and other strategic objectives. Based on the market data provided by its former independent compensation consultant, the committee, at the time the agreement was entered into, believed the benefits and payment levels under Mr. Denault’s retention agreement were consistent with market practices.

Mr. Bakken

In connection with the commencement of his employment, Entergy Corporation provided Mr. Bakken relocation assistance to facilitate his move to Jackson, Mississippi where Entergy Corporation’s nuclear fleet corporate headquarters is located. As part of that relocation assistance, Entergy Corporation agreed to provide Mr. Bakken with certain relocation benefits, including the purchase of Mr. Bakken’s house at a fixed price which the Personnel Committee determined was necessary to facilitate Mr. Bakken’s transition to Entergy Corporation and to mitigate the expenses associated with his relocation. The terms of Mr. Bakken’s employment, including the relocation assistance, were reviewed by the Personnel Committee, were determined based on competitive market data, and were designed to reflect the competition for chief nuclear officer talent in the marketplace and the committee’s assessment of the critical role this position plays in transforming the nuclear fleet and to encourage retention of his leadership in light of his marketability as a chief nuclear officer.

Mr. Ellis

In connection with the commencement of his employment as President, Entergy New Orleans, Mr. Ellis is eligible for certain relocation benefits pursuant to our Relocation Assistance Policy including assistance with moving expenses, transportation of household goods and assistance with the sale of his home. Mr. Ellis also received a sign-on bonus of $200,000 when he assumed this role. Mr. Ellis’s sign-on bonus and certain of his relocation benefits are subject to forfeiture under certain circumstances if Mr. Ellis’ employment is terminated within two years of the commencement of his employment.

Mr. Ellis is eligible to participate in our annual and long-term incentive plans at the same level as the other Chief Executive Officers of the Utility operating companies, except Mr. May. Mr. Ellis was not eligible to participate in the 2016-2018 performance period, but received pro-rated target award opportunities for the 2017- 2019 and 2018-2020 performance periods in January 2019, in accordance with the terms of the program. Mr. Ellis also participates in our Cash Balance Plan and our Cash Balance Equalization Plan, retirement plans that are available to all eligible executive officers hired on or after July 1, 2014. For more information about the Cash Balance Plan and our Cash Balance Equalization Plan, see “2018 Pension Benefits.” Beginning in 2019, Mr. Ellis also is eligible to participate in our annual stock option and restricted stock programs.

Mr. Riley

When Mr. Riley assumed the position of Senior Vice President, Distribution Operations and Asset Management, Entergy Services, LLC, he was required to relocate from Arkansas to Entergy Corporation’s corporate office in New Orleans. To facilitate the transition to this new role, Entergy Corporation provided Mr. Riley relocation assistance pursuant to our Relocation Assistance Policy, including assistance with moving expenses, transportation of household goods and assistance with the sale of his home.

Compensation Policies and Practices

Entergy Corporation strives to ensure that its compensation philosophy and practices are in line with the best practices of companies in its industry as well as other companies in the S&P 500. Some of these practices include the following:

Clawback Provisions

Entergy Corporation has adopted a clawback policy that covers all individuals subject to Section 16 of the Exchange Act, including the members of the Office of the Chief Executive, and the other Named Executive Officers. Under the policy, which goes beyond the requirements of Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), the Personnel Committee will require reimbursement of incentives paid to these executive officers where:

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

The amount the Personnel Committee requires to be reimbursed is equal to the excess of the gross incentive payment made over the gross payment that would have been made if the original payment had been determined based on the restated financial results or correct calculation. Further, following a material restatement of Entergy Corporation’s financial statements, Entergy Corporation will seek to recover any compensation received by Entergy Corporation’s Chief Executive Officer and Chief Financial Officer that is required to be reimbursed under Sarbanes-Oxley.

Stock Ownership Guidelines and Share Retention Requirements

For many years, Entergy Corporation has had stock ownership guidelines for executives, including the Named Executive Officers. These guidelines are designed to align the executives’ long-term financial interests with the interests of Entergy Corporation’s shareholders. Annually, the Personnel Committee monitors the executive officers’ compliance with these guidelines.

The ownership guidelines are as follows:

Role	Value of Common Stock to be Owned
Chief Executive Officer	6 times base salary
Executive Vice Presidents	3 times base salary
Senior Vice Presidents	2 times base salary
Vice Presidents	1 time base salary

Further, to facilitate compliance with the guidelines, until an executive officer satisfies the stock ownership guidelines, the officer must retain:

•	all net after-tax shares paid out under the Long-Term Performance Unit Program;

•	all net after-tax shares of the restricted stock and restricted stock units received upon vesting; and

•	at least 75% of the after-tax net shares received upon the exercise of Entergy Corporation stock options.

Trading Controls and Anti-Pledging and Anti-Hedging Policies

Executive officers, including the Named Executive Officers, are required to receive the permission of Entergy Corporation’s General Counsel prior to entering into any transaction involving Entergy Corporation securities, including gifts, other than the exercise of employee stock options. Trading is generally permitted only during specified open trading windows beginning immediately following the release of earnings. Employees, who are subject to trading restrictions, including the Named Executive Officers, may enter into trading plans under Rule 10b5-1 of the Exchange Act, but these trading plans may be entered into only during an open trading window and must be approved by Entergy Corporation. The Named Executive Officer bears full responsibility if he or she violates Entergy Corporation’s policy by permitting shares to be bought or sold without pre-approval or when trading is restricted.

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

Entergy Corporation also has adopted an anti-hedging policy that prohibits officers, directors, and employees from entering into hedging or monetization transactions involving Entergy Corporation’s common stock. Prohibited transactions include, without limitation, zero-cost collars, forward sale contracts, purchase or sale of options, puts, calls, straddles or equity swaps or other derivatives that are directly linked to Entergy Corporation’s stock or transactions involving “short-sales” of its common stock. The Board adopted this policy to require officers, directors, and employees to continue to own Entergy Corporation stock with the full risks and rewards of ownership, thereby ensuring continued alignment of their objectives with those of Entergy Corporation’s other shareholders.

How Entergy Corporation Makes Compensation Decisions

Role of the Personnel Committee
The Personnel Committee is responsible for overseeing the development and administration of the compensation and benefits policies and programs. The committee, which consists of three independent directors, is responsible for the review and approval of all aspects of the executive compensation programs. Among its duties, the Personnel Committee is responsible for formulating the compensation recommendations for Entergy Corporation’s Chief Executive Officer and approving all compensation recommendations for all members of the Office of Chief Executive, including:

•	Annual review of the compensation elements and mix of elements for the following year;

•	Annual review and approval of incentive program design, goals and objectives for alignment with Entergy Corporation’s compensation and business strategies;

•	Evaluation of company and individual performance results in light of these goals and objectives;

•	Evaluation of the competitiveness of each executive officer’s total compensation package;

•
Approval of any changes to Entergy Corporation’s officers’ total compensation package, including but not limited to, base salary, annual and long-term incentive award opportunities, and retention programs;

•	Evaluation of the performance of Entergy Corporation’s Chairman and Chief Executive Officer; and

•	Reporting, at least annually, to the Board on succession planning.

The Personnel Committee is supported in its work by its independent compensation consultant and executive management to ensure that the compensation policies and practices are consistent with Entergy Corporation’s values and support the successful recruitment, development and retention of executive talent so that Entergy Corporation can achieve its business objectives and optimize its long-term financial returns.

Role of the Chief Executive Officer

Within the framework of the compensation programs approved by the Personnel Committee and competitive data, each year Entergy Corporation’s Chief Executive Officer makes recommendations with respect to compensation decisions for the members of the Office of the Chief Executive. Entergy Corporation’s Chief Executive Officer provides the Personnel Committee with an assessment of the performance of each of the other Named Executive Officers and recommends compensation levels to be awarded to each of them. In addition, the committee may request that the Chief Executive Officer provide management feedback and recommendations on changes in the design of the executive compensation programs, such as special retention plans or changes in incentive program structure. However, Entergy Corporation’s Chief Executive Officer does not play any role with respect to any matter affecting his own compensation, and is not present when the committee discusses and formulates his compensation. The Personnel Committee also relies on the recommendations of the most senior Human Resources’ officer with respect to compensation decisions, policies and practices.

Entergy Corporation’s Chief Executive Officer may attend meetings of the Personnel Committee only at the invitation of the chair of the Personnel Committee and cannot call a meeting of the committee. Since he is not a member of the committee, he has no vote on matters submitted to the committee. During 2018, Mr. Denault attended 6 meetings of the Personnel Committee.

Role of the Compensation Consultant

The Personnel Committee conducts an annual review of the compensation consultant, and in 2018, it retained Pay Governance LLC as its independent compensation consultant to assist it in, among other things, evaluating different compensation practices and programs and developing market data to assess Entergy Corporation’s compensation programs. Also in 2018, the Corporate Governance Committee retained Pay Governance to review and perform a competitive analysis of non-employee director compensation.

During 2018, Pay Governance assisted the Personnel Committee with its responsibilities related to Entergy Corporation’s compensation programs for its executives. The committee directed Pay Governance to: (i) regularly attend meetings of the committee; (ii) conduct studies of competitive compensation practices; (iii) identify Entergy Corporation’s market surveys and proxy peer group; (iv) review base salary, annual incentives, and long-term incentive compensation opportunities relative to competitive practices; and (v) develop conclusions and recommendations related to the executive compensation programs for consideration by the committee. A senior consultant from Pay Governance attended all Personnel Committee meetings to which he was invited in 2018.

The Personnel Committee has the sole authority to hire the compensation consultant, approve its compensation, determine the nature and scope of its services evaluate its performance and terminate its engagement.

Compensation Consultant Independence

To maintain the independence of the Personnel Committee’s compensation consultant, the Board has adopted a policy that any consultant (including its affiliates) retained by the Board of Directors or any committee of the Board of Directors to provide advice or recommendations on the amount or form of executive or director compensation should not be retained by Entergy Corporation or any of its affiliates to provide other services in an aggregate amount that exceeds $120,000 in any year. Pay Governance did not provide any services to management in 2018.

Annually, the Personnel Committee reviews the relationship with its compensation consultant, including services provided, quality of those services, and fees associated with services in its evaluation of the compensation consultant’s independence. The committee also assesses Pay Governance’s independence under NYSE rules and has concluded that no conflicts of interest exist that would prevent Pay Governance from independently advising the Personnel Committee

PERSONNEL COMMITTEE REPORT

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

EXECUTIVE COMPENSATION TABLES

2018 Summary Compensation Tables

The following table summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal year ended December 31, 2018, and to the extent required by SEC executive compensation disclosure rules, the fiscal years ended December 31, 2017 and 2016.  For information on the principal positions held by each of the Named Executive Officers, see Item 10, “Directors and Executive Officers of the Registrants.”

The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see “Compensation Discussion and Analysis.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compen-sation (6)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings (7)	All Other Compens-ation (8)	Total
A. Christopher Bakken, III	2018	$632,967	$181,500	$1,041,479	$283,095	$544,959	$108,700	$452,012	$3,244,712
Executive Vice President and	2017	$615,791	$181,500	$959,376	$245,904	$559,973	$33,000	$114,494	$2,710,038
Chief Nuclear Officer of Entergy Corp.	2016	$426,990	$650,000	$3,292,700	$—	$529,375	$27,900	$140,601	$5,067,566

Marcus V. Brown	2018	$644,231	$—	$1,041,479	$283,095	$546,000	$371,800	$61,885	$2,948,490
Executive Vice President and	2017	$622,788	$—	$1,022,853	$287,760	$568,890	$1,217,200	$43,269	$3,762,760
General Counsel of Entergy Corp.	2016	$563,208	$—	$1,144,648	$333,000	$550,550	$934,600	$34,381	$3,560,387

Leo P. Denault	2018	$1,251,346	$—	$4,744,977	$1,168,029	$2,041,200	$982,800	$138,104	$10,326,456
Chairman of the	2017	$1,221,346	$—	$4,676,190	$1,173,276	$2,142,045	$3,819,500	$125,863	$13,158,220
Board and CEO -	2016	$1,191,462	$—	$4,632,276	$1,235,800	$2,154,600	$4,166,800	$97,786	$13,478,724
Entergy Corp.

David D. Ellis	2018	$7,258	$200,000	$—	$—	$—	$600	$35,308	$243,166
CEO - Entergy
New Orleans

Haley R. Fisackerly	2018	$363,089	$—	$198,449	$46,134	$172,000	$—	$35,982	$815,654
CEO - Entergy	2017	$354,451	$—	$192,041	$49,704	$169,123	$406,300	$35,724	$1,207,343
Mississippi	2016	$320,067	$—	$229,752	$49,580	$168,000	$268,600	$34,243	$1,070,242

Laura R. Landreaux	2018	$246,136	$—	$273,062	$—	$124,000	$21,500	$10,741	$675,439
CEO - Entergy
Arkansas

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compen-sation (6)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings (7)	All Other Compens-ation (8)	Total
Andrew S. Marsh	2018	$615,654	$—	$1,057,095	$342,510	$531,188	$—	$57,638	$2,604,085
Executive Vice	2017	$588,291	$—	$1,022,853	$287,760	$541,800	$801,900	$51,647	$3,294,251
President and CFO -	2016	$553,284	$—	$1,144,648	$333,000	$509,061	$593,700	$47,484	$3,181,177
Entergy Corp.,
Entergy Arkansas,
Entergy Louisiana,
Entergy Mississippi,
Entergy New
Orleans, Entergy
Texas

Phillip R. May, Jr.	2018	$377,108	$—	$288,238	$69,201	$270,000	$—	$26,874	$1,031,421
CEO - Entergy	2017	$363,410	$—	$302,493	$68,670	$300,000	$503,400	$26,981	$1,564,954
Louisiana	2016	$353,690	$—	$326,988	$71,040	$224,690	$600,000	$26,018	$1,602,426

Sallie T. Rainer	2018	$335,263	$—	$198,449	$46,134	$159,000	$—	$35,379	$774,225
CEO - Entergy	2017	$325,737	$—	$195,567	$51,012	$156,259	$435,900	$35,785	$1,200,260
Texas	2016	$316,003	$—	$229,752	$49,580	$153,348	$346,300	$53,797	$1,148,780

Charles L. Rice, Jr.	2018	$272,519	$—	$182,833	$2,796	$—	$12,700	$28,886	$499,734
Former CEO -	2017	$284,681	$—	$170,882	$25,506	$91,000	$221,200	$30,842	$824,111
Entergy New Orleans	2016	$276,998	$—	$229,752	$49,580	$67,302	$177,600	$33,807	$835,039

Richard C. Riley	2018	$355,187	$—	$342,772	$69,201	$225,000	$150,400	$163,463	$1,306,023
Former CEO -	2017	$341,723	$—	$202,620	$52,320	$280,661	$437,700	$38,695	$1,353,719
Entergy Arkansas	2016	$325,020	$—	$226,224	$34,780	$167,500	$277,900	$102,112	$1,133,536

Roderick K. West	2018	$690,581	$—	$1,057,095	$297,075	$560,762	$—	$67,234	$2,672,747
Group President	2017	$670,876	$—	$818,316	$190,968	$610,065	$867,200	$52,220	$3,209,645
Utility Operations of	2016	$654,514	$—	$1,116,424	$303,400	$461,384	$601,000	$73,706	$3,210,428
Entergy Corp.

(1)
Mr. Bakken was named Executive Vice President and Chief Nuclear Officer in April 2016. Mr. Ellis was named Chief Executive Officer, Entergy New Orleans in December 2018, and Ms. Landreaux was named Chief Executive Officer, Entergy Arkansas in July 2018.

(2)
The amounts in column (c) represent the actual base salary paid to the Named Executive Officers in the applicable year.  Except as otherwise provided, the 2018 changes in base salaries noted in the Compensation Discussion and Analysis were effective in April 2018.

(3)
The amount in column (d) in 2018 and 2017 for Mr. Bakken represents the cash bonus paid to him pursuant to the Nuclear Retention Plan. See “Nuclear Retention Plan” in Compensation Discussion and Analysis. The amount in column (d) in 2016 for Mr. Bakken represents a cash sign-on bonus paid to Mr. Bakken in connection with his commencement of employment with Entergy Corporation. The amount in column (d) in 2018 for Mr. Ellis represents a cash sign-on bonus paid in connection with his commencement of employment with Entergy New Orleans.

(4)
The amounts in column (e) represent the aggregate grant date fair value of restricted stock, performance units, and restricted stock units granted under the 2015 Equity Plan, each calculated in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures.  The grant date fair value of the restricted stock and restricted stock units is based on the closing price of Entergy Corporation common stock on the date of grant.  The grant date fair value of the portion of the performance units with vesting based on the total shareholder return was measured using a Monte Carlo simulation valuation model.  The simulation model applies a risk-free interest rate and an expected volatility assumption.  The risk-free interest rate is assumed to equal the yield on a three-year treasury bond on the grant date.  Volatility is based on historical volatility for the 36-month period preceding the grant date.  The performance units in the table are also valued based on the probable outcome of the applicable performance condition at the time of grant. The maximum value of shares that will be received if the highest achievement level is attained with respect to both the total shareholder return and UP&O Adjusted EPS, for performance units granted in 2018 are as follows:  Mr. Bakken, $1,233,664; Mr. Brown, $1,233,664; Mr. Denault, $6,668,032; Mr. Fisackerly, $257,664; Ms. Landreaux $365,366; Mr. Marsh, $1,233,664; Mr. May, $398,208; Ms. Rainer, $257,664; Mr. Rice, $257,664; Mr. Riley, $505,072; and Mr. West, $1,233,664. The amount in 2016 for Mr. Bakken includes restricted stock units granted to him in connection with his commencement of employment as Chief Nuclear Officer.

(5)
The amounts in column (f) represent the aggregate grant date fair value of stock options granted under the 2015 Equity Plan calculated in accordance with FASB ASC Topic 718.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the financial statements.

(6)	The amounts in column (g) represent cash payments made under the Annual Incentive Plan.

(7)
For all Named Executive Officers, the amounts in column (h) include the annual actuarial increase in the present value of these Named Executive Officers’ benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation’s financial statements and include amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested (see “2018 Pension Benefits”).  For 2018, the aggregate change in the actuarial present value was a decrease of pension benefits of $52,000 for Mr. Fisackerly, $163,000 for Mr. Marsh,$700 for Mr. May, $110,700 for Ms. Rainer, and $149,300 for Mr. West. None of the increases for any of the Named Executive Officers is attributable to above-market or preferential earnings on non-qualified deferred compensation (see “2018 Non-qualified Deferred Compensation”).

(8)
The amounts in column (i) for 2018 include (a) matching contributions by Entergy Corporation under the Savings Plan to each of the Named Executive Officers; (b) dividends paid on restricted stock when vested; (c) life insurance premiums; (d) tax gross up payments on club dues and relocation expenses; and (e) perquisites and other compensation as described further below.  The amounts are listed in the following table:

Named Executive Officer	Company Contribution – Savings Plan	Dividends Paid on Restricted Stock	Life Insurance Premium	Tax Gross Up Payments	Perquisites and Other Compensation	Total
A. Christopher Bakken, III	$16,500	$6,028	$11,919	$1,235	$416,330	$452,012
Marcus V. Brown	$11,550	$41,159	$7,482	$—	$1,694	$61,885
Leo P. Denault	$11,550	$102,475	$7,482	$—	$16,597	$138,104
David D. Ellis	$—	$—	$—	$8,078	$27,230	$35,308
Haley R. Fisackerly	$11,550	$6,857	$2,370	$4,145	$11,060	$35,982
Laura R. Landreaux	$—	$6,947	$359	$1,073	$2,362	$10,741
Andrew S. Marsh	$11,550	$41,159	$4,929	$—	$—	$57,638
Phillip R. May, Jr.	$11,550	$7,860	$5,596	$—	$1,868	$26,874
Sallie T. Rainer	$11,550	$6,550	$6,677	$2,753	$7,849	$35,379
Charles L. Rice, Jr.	$11,446	$6,158	$4,447	$1,714	$5,121	$28,886
Richard C. Riley	$11,550	$7,859	$5,364	$16,885	$121,805	$163,463
Roderick K. West	$11,550	$35,795	$4,002	$—	$15,887	$67,234

Perquisites and Other Compensation

The amounts set forth in column (i) also include perquisites and other personal benefits that Entergy Corporation provides to its Named Executive Officers as part of providing a competitive executive compensation programs and for employee retention. The following perquisites were provided to the Named Executive Officers in 2018.

Named Executive Officer	Relocation	Personal Use of Corporate Aircraft	Club Dues	Executive Physical Exams	Event Tickets
A. Christopher Bakken, III	X	X		X
Marcus V. Brown				X
Leo P. Denault		X		X	X
David D. Ellis	X
Haley R. Fisackerly			X	X
Laura R. Landreaux			X
Andrew S. Marsh				X
Phillip R. May, Jr.					X
Sallie T. Rainer			X
Charles L. Rice, Jr.			X	X
Richard C. Riley	X		X
Roderick K. West		X		X

For security and business reasons, Entergy Corporation’s Chief Executive Officer is permitted to use its corporate aircraft for personal use at the expense of Entergy Corporation.  The other Named Executive Officers may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer.  The Personnel Committee reviews the level of usage throughout the year. Entergy Corporation believes that its officers’ ability to use its plane for limited personal use saves time and provides additional security for them, thereby benefiting Entergy Corporation. The amounts included in column (i) for the personal use of corporate aircraft, reflect the incremental cost to Entergy Corporation for use of the corporate aircraft, determined on the basis of the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications, and fees, including flight planning, ground handling, and landing permits. In addition, Entergy Corporation offers its executives comprehensive annual physical exams at Entergy Corporation’s expense. Tickets to cultural and sporting events are purchased for business purposes, and if not utilized for business purposes, the tickets are made available to the employees, including the Named Executive Officers, for personal use.

Entergy Corporation also provides relocation benefits to a broad base of employees which include assistance with moving expenses, transportation of household goods and in certain circumstances, assistance with the sale of the employee’s home. In connection with employment, and in accordance with its relocation policies, Entergy Corporation paid $27,230 and $114,928 in relocation expense for Messrs. Ellis and Riley, respectively, in 2018. The relocation assistance amounts reported above represent the amount paid to Entergy’s relocation service provider or Messrs. Ellis or Riley, as applicable. Certain of Mr. Ellis’s relocation benefits are subject to forfeiture if Mr. Ellis terminates his service prior to the two year anniversary of his date of hire. In connection with his employment and as an inducement for Mr. Bakken to join Entergy Corporation and relocate to Jackson, Mississippi, and in accordance with its relocation policies and pursuant to certain additional relocation benefits, Entergy Corporation agreed to purchase Mr. Bakken’s home at a fixed price. In 2018, Entergy Corporation sold the purchased property. The amount reported in this column above includes $400,074 from the loss on the sale of Mr. Bakken’s home, which was calculated based on the agreed upon price Entergy Corporation paid for the home as compared to the price Entergy Corporation received upon disposition.

None of the other perquisites referenced above exceeded $25,000 for any of the other Named Executive Officers.

2018 Grants of Plan-Based Awards

The following table summarizes award grants during 2018 to the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
A. Christopher	1/25/18	$-	$446,688	$893,376
Bakken, III	1/25/18				1,975	7,900	15,800				$651,079
	1/25/18							5,000			$390,400
	1/25/18								40,500	$78.08	$283,095

Marcus V.	1/25/18	$-	$455,000	$910,000
Brown	1/25/18				1,975	7,900	15,800				$651,079
	1/25/18							5,000			$390,400
	1/25/18								40,500	$78.08	$283,095

Leo P.	1/25/18	$-	$1,701,000	$3,402,000
Denault	1/25/18				10,675	42,700	85,400				$3,519,121
	1/25/18							15,700			$1,225,856
	1/25/18								167,100	$78.08	$1,168,029

Haley R.	1/25/18	$-	$146,384	$292,768
Fisackerly	1/25/18				413	1,650	3,300				$135,985
	1/25/18							800			$62,464
	1/25/18								6,600	$78.08	$46,134

Laura R.	1/25/18	$-	$123,200	$246,400
Landreaux (6)	7/1/18				344	1,375	2,750				$113,321
	7/1/18				231	925	1,850				$66,045
	1/25/18							1,200			$93,696

Andrew S.	1/25/18	$-	$435,400	$870,800
Marsh	1/25/18				1,975	7,900	15,800				$651,079
	1/25/18							5,200			$406,016
	1/25/18								49,000	$78.08	$342,510

Phillip R.	1/25/18	$-	$228,930	$457,860
May, Jr.	1/25/18				638	2,550	5,100				$210,158
	1/25/18							1,000			$78,080
	1/25/18								9,900	$78.08	$69,201

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Sallie T.	1/25/18	$-	$135,249	$270,498
Rainer	1/25/18				413	1,650	3,300				$135,985
	1/25/18							800			$62,464
	1/25/18								6,600	$78.08	$46,134

Charles L.	1/25/18	$-	$69,000	$138,000
Rice, Jr.(6)	1/25/18				413	1,650	3,300				$135,985
	1/25/18							600			$46,848
	1/25/18								400	$78.08	$2,796

Richard C.	1/25/18	$-	$225,000	$450,000
Riley(6)	1/25/18				600	2,400	4,800				$197,796
	7/1/18				163	650	1,300				$46,410
	7/1/18				38	150	300				$12,678
	1/25/18							1,100			$85,888
	1/25/18								9,900	$78.08	$69,201

Roderick K.	1/25/18	$-	$487,619	$975,238
West	1/25/18				1,975	7,900	15,800				$651,079
	1/25/18							5,200			$406,016
	1/25/18								42,500	$78.08	$297,075

(1)
The amounts in columns (c), (d), and (e) represent minimum, target, and maximum payment levels under the Annual Incentive Plan.  The actual amounts awarded are reported in column (g) of the Summary Compensation Table.

(2)
The amounts in columns (f), (g), and (h) represent the minimum, target, and maximum payment levels under the Long-Term Performance Unit Program.  Performance under the program is measured by Entergy Corporation’s total shareholder return relative to the total shareholder returns of the companies included in the Philadelphia Utility Index and UP&O Adjusted EPS with each performance measure weighted equally. There is no payout under the program if Entergy Corporation’s total shareholder return falls within the lowest quartile of the peer companies in the Philadelphia Utility Index and UP&O Adjusted EPS is below the minimum performance goal. Subject to the achievement of performance targets, each unit will be converted into one share of Entergy Corporation’s common stock on the last day of the performance period (December 31, 2020.)  Accrued dividends on the shares earned will also be paid in Entergy Corporation common stock.

(3)
The amounts in column (i) represent shares of restricted stock granted under the 2015 Equity Plan.  Shares of restricted stock vest one-third on each of the first through third anniversaries of the grant date, have voting rights, and accrue dividends during the vesting period.

(4)
The amounts in column (j) represent options to purchase shares of Entergy Corporation’s common stock.  The options vest one-third on each of the first through third anniversaries of the grant date and have a ten-year term from the date of grant. The options were granted under the 2015 Equity Plan.

(5)
The amounts in column (l) are valued based on the aggregate grant date fair value of the award calculated in accordance with FASB ASC Topic 718 and, in the case of the performance units, are based on the probable outcome of the applicable performance conditions.  See Notes 4 and 5 to the 2018 Summary Compensation Table for a discussion of the relevant assumptions used in calculating the grant date fair value.

(6)	Ms. Landreaux’s and Messrs. Rice’s and Riley’s awards were modified in connection with their changes in position.

2018 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each Named Executive Officer, unexercised options, restricted stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2018.

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
A. Christopher Bakken, III	—	40,500(1)		$78.08	1/25/2028
	12,533	25,067(2)		$70.53	1/26/2027
								15,800(4)	$1,359,906
								16,600(5)	$1,428,762
						5,000(6)	$430,350
						3,467(9)	$298,405
						30,000(10)	$2,582,100

Marcus V. Brown	—	40,500(1)		$78.08	1/25/2028
	14,666	29,334(2)		$70.53	1/26/2027
	20,000	15,000(3)		$70.56	1/28/2026
	24,000	—		$89.90	1/29/2025
	20,500	—		$63.17	1/30/2024
	10,800	—		$64.60	1/31/2023
	4,600	—		$71.30	1/26/2022
	2,800	—		$72.79	1/27/2021
	4,500	—		$77.10	1/28/2020
								15,800(4)	$1,359,906
								16,600(5)	$1,428,762
						5,000(6)	$430,350
						4,067(7)	$350,047
						2,134(8)	$183,673

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Leo P. Denault	—	167,710(1)		$78.08	1/25/2028
	59,800	119,600(2)		$70.53	1/26/2027
	111,333	55,667(3)		$70.56	1/28/2026
	88,000	—		$89.90	1/29/2025
	106,000	—		$63.17	1/30/2024
	50,000	—		$64.60	1/31/2023
	30,000	—		$71.30	1/26/2022
	25,000	—		$72.79	1/27/2021
	50,000	—		$77.10	1/28/2020
								85,400(4)	$7,350,378
								97,400(5)	$8,383,218
						15,700(6)	$1,351,299
						11,334(7)	$975,517
						5,234(8)	$450,490

Haley R. Fisackerly	—	6,600(1)		$78.08	1/25/2028
	—	5,067(2)		$70.53	1/26/2027
	2,233	2,234(3)		$70.56	1/28/2026
	4,500	—		$89.90	1/29/2025
								3,300(4)	$284,031
								3,700(5)	$318,459
						800(6)	$68,856
						567(7)	$48,802
						367(8)	$31,588

Laura R. Landreaux						1,200(6)	$103,284
						1,000(7)	$86,070
						467(8)	$40,195
								2,750(4)	$236,693
								1,850(5)	$159,230

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Andrew S. Marsh	—	49,000(1)		$78.08	1/25/2028
	14,666	29,334(2)		$70.53	1/26/2027
	30,000	15,000(3)		$70.56	1/28/2026
	24,000	—		$89.90	1/29/2025
	35,000	—		$63.17	1/30/2024
	32,000	—		$64.60	1/31/2023
	10,000	—		$71.30	1/26/2022
	4,000	—		$72.79	1/27/2021
	9,100	—		$77.10	1/28/2020
	8,000	—		$77.53	1/29/2019
								15,800(4)	$1,359,906
								16,600(5)	$1,428,762
						5,200(6)	$447,564
						4,067(7)	$350,047
						2,134(8)	$183,673
						21,100(9)	$1,816,077

Phillip R. May, Jr.	—	9,900(1)		$78.08	1/25/2028
	500	7,000(2)		$70.53	1/26/2027
	3,400	3,200(3)		$70.56	1/28/2026
	5,000	—		$89.90	1/29/2025
	2,000	—		$63.17	1/30/2024
	2,000	—		$64.60	1/31/2023
								5,100(4)	$438,957
								6,300(5)	$542,241
						1,000(6)	$86,070
						734(7)	$63,175
						467(8)	$40,195

Sallie T. Rainer	—	6,600(1)		$78.08	1/25/2028
	2,600	5,200(2)		$70.53	1/26/2027
	2,233	2,234(3)		$70.56	1/28/2026
	3,800	—		$89.90	1/29/2025
								3,300(4)	$284,031
								3,700(5)	$318,459

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
						800(6)	$68,856
						600(7)	$51,642
						367(8)	$31,588

Charles L. Rice, Jr.	—	400(1)		$78.08	1/25/2028
	—	2,600(2)		$70.53	1/26/2027
	—	2,234(3)		$70.56	1/28/2026
	4,500	—		$89.90	1/29/2025
								642(4)	$55,257
								1,952(5)	$168,009
						600(6)	$51,642
						367(7)	$31,588
						367(8)	$31,588

Richard C. Riley	—	9,900(1)		$78.08	1/25/2028
	2,666	5,334(2)		$70.53	1/26/2027
	1,633	1,567(3)		$70.56	1/28/2026
	4,500	—		$89.90	1/29/2025
								4,800(4)	$413,136
								5,000(5)	$430,350
						1,100(6)	$94,677
						667(7)	$57,409
						350(8)	$30,125

Roderick K. West	—	42,500(1)		$78.08	1/25/2028
	—	19,467(2)		$70.53	1/26/2027
	—	13,666(3)		$70.56	1/28/2026
	23,000	—		$89.90	1/29/2025
								15,800(4)	$1,359,906
								16,600(5)	$1,428,762
						5,200(6)	$447,564
						2,134(7)	$183,673
						2,000(8)	$172,140

(1)	Consists of options granted under the 2015 Equity Plan that vested or will vest as follows: 1/3 of the options granted vest on each of January 25, 2019, January 25, 2020 and January 25, 2021.

(2)	Consists of options granted under the 2015 Equity Plan that vested or will vest as follows: 1/2 of the remaining unexercisable options vest on each of January 26, 2019 and January 26, 2020.

(3)	Consists of options granted under the 2015 Equity Plan that vested on January 28, 2019.

(4)
Consists of performance units granted under the 2015 Equity Plan that will vest on December 31, 2020 based on two performance measures: 1) Entergy Corporation’s total shareholder return performance over the 2018-2020 performance period and 2) UP&O Adjusted EPS with each performance measure weighted equally, as described under “What Entergy Corporation Pays and Why - Executive Compensation Elements - Variable Compensation - Long-Term Incentive Compensation - Performance Unit Program” in the Compensation Discussion and Analysis.

(5)
Consists of performance units granted under the 2015 Equity Plan that will vest on December 31, 2019 based on Entergy Corporation’s total shareholder return performance over the 2017-2019 performance period.

(6)
Consists of shares of restricted stock granted under the 2015 Equity Plan that vested or will vest as follows:  1/3 of the shares of restricted stock granted vest on each of January 25, 2019, January 25, 2020, and January 25, 2021.

(7)
Consists of shares of restricted stock granted under the 2015 Equity Plan that vested or will vest as follows:  1/2 of the shares of restricted stock granted vest on each of January 26, 2019 and January 26, 2020.

(8)	Consists of shares of restricted stock granted under the 2015 Equity Plan that vested on January 28, 2019.

(9)	Consists of restricted stock units granted under the 2015 Equity Plan which will vest on August 3, 2020.

(10)	Consists of restricted stock units granted under the 2015 Equity Plan which will vest one third on April 6, 2019, April 6, 2022, and April 6, 2025.

2018 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2018 for the Named Executive Officers.

	Options Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
	(#)	($)	(#)	($)
A. Christopher Bakken, III	—	$—	10,808	$915,803

Marcus V. Brown	28,200	$633,480	16,579	$1,370,815

Leo P. Denault	45,000	$402,179	68,161	$5,723,234

Haley R. Fisackerly	15,200	$214,488	3,264	$271,822

Laura R. Landreaux	—	$—	1,224	$94,802

Andrew S. Marsh	—	$—	16,579	$1,370,815

Phillip R. May, Jr.	34,200	$500,989	4,581	$383,446

Sallie T. Rainer	6,233	$135,404	3,242	$270,157

Charles L. Rice, Jr.	5,766	$70,011	2,773	$230,753

Richard C. Riley	8,168	$169,477	3,563	$296,435

Roderick K. West	91,066	$1,379,491	36,310	$2,977,673(2)

(1)
Represents the value of performance units for the 2016-2018 performance period (payable solely in shares based on the closing stock price of Entergy Corporation on the date of vesting) under the Performance Unit Program and the vesting of shares of restricted stock in 2018.

(2)	Includes the May 1, 2018 cash settlement of 21,000 restricted stock units granted under the 2011 Equity Ownership Plan.

2018 Pension Benefits

The following table shows the present value as of December 31, 2018, of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the financial statements.  Additional information regarding these retirement plans follows this table.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2018
A. Christopher Bakken, III	Cash Balance Equalization Plan	2.74	$121,600	$—
	Cash Balance Plan	2.74	$48,000	$—

Marcus V. Brown(1)	System Executive Retirement Plan	23.74	$5,189,800	$—
	Entergy Retirement Plan	23.74	$883,300	$—

Leo P. Denault (1)(2)	System Executive Retirement Plan	34.83	$23,059,200	$—
	Entergy Retirement Plan	19.83	$797,900	$—

David D. Ellis	Cash Balance Equalization Plan	0.06	$—	$—
	Cash Balance Plan	0.06	$600	$—

Haley R. Fisackerly	System Executive Retirement Plan	23.08	$1,355,000	$—
	Entergy Retirement Plan	23.08	$752,200	$—

Laura R. Landreaux	Pension Equalization Plan	11.48	$23,200	$—
	Entergy Retirement Plan	11.48	$253,100	$—

Andrew S. Marsh	System Executive Retirement Plan	20.37	$3,376,500	$—
	Entergy Retirement Plan	20.37	$502,600	$—

Phillip R. May, Jr. (1)	System Executive Retirement Plan	32.56	$2,450,400	$—
	Entergy Retirement Plan	32.56	$1,175,100	$—

Sallie T. Rainer (1)(3)	System Executive Retirement Plan	34.38	$1,301,300	$—
	Entergy Retirement Plan	34.00	$1,359,200	$—

Charles L. Rice, Jr.(5)	System Executive Retirement Plan	9.10	$614,600	$—
	Entergy Retirement Plan	9.47	$315,000	$—

Richard C. Riley (1)(4)	System Executive Retirement Plan	29.01	$1,867,500	$—
	Entergy Retirement Plan	23.55	$837,100	$—

Roderick K. West	System Executive Retirement Plan	19.75	$4,523,600	$—
	Entergy Retirement Plan	19.75	$557,400	$—

(1)	As of December 31, 2018, Mr. Brown, Mr. Denault, Mr. May, Ms. Rainer, and Mr. Riley were retirement eligible.

(2)
In 2006, Mr. Denault entered into a retention agreement granting him an additional 15 years of service and permission to retire under the non-qualified System Executive Retirement Plan in the event his employment is terminated by his Entergy employer other than for cause (as defined in the retention agreement), by Mr. Denault for good reason (as defined in the retention agreement), or on account of his death or disability. His retention agreement also provides that if he terminates employment for any other reason, he shall be entitled to the additional

15 years of service under the non-qualified System Executive Retirement Plan only if his Entergy employer grants him permission to retire. The additional 15 years of service increases the present value of his benefit by $3,742,900.

(3)
Service under the non-qualified System Executive Retirement Plan is granted from the date of hire. Qualified plan benefit service is granted from the later of the date of hire or the plan participation date.

(4)
Mr. Riley separated from Entergy Corporation and was subsequently rehired in June 1995. The Entergy Retirement Plan does not include any credit service prior to his rehire date; however, the System Executive Retirement Plan reflects a net credited service date of December 28, 1989.

(5)
Mr. Rice’s benefit accruals in the System Executive Retirement Plan ceased with his change in position. He continues to accrue benefits under the Entergy Retirement Plan and the Pension Equalization Plan.

The tables below contain summaries of the pension benefit plans sponsored by Entergy Corporation that the Named Executive Officers participated in during 2018. Benefits for the Named Executive Officers who participate in these plans are determined using the same formulas as for other eligible employees.

Qualified Retirement Benefits

	Entergy Retirement Plan		Cash Balance Plan
Eligible Named Executive Officers	Marcus V. Brown Haley R. Fisackerly Leo P. Denault Andrew S. Marsh Laura R. Landreaux	Phillip R. May, Jr. Sallie T. Rainer Charles L. Rice, Jr. Richard C. Riley Roderick K. West	A. Christopher Bakken, III David D. Ellis
Eligibility	Non-bargaining employees hired before July 1, 2014		Non-bargaining employees hired on or after July 1, 2014
Vesting	A participant becomes vested in the Entergy Retirement Plan upon attainment of at least 5 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.		A participant becomes vested in the Cash Balance Plan upon attainment of at least 3 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.
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

Pay credits ranging from 4-8% of an employee’s eligible Earnings are allocated annually to a notional account for the employee based on an employee’s age and years of service. Earnings for purposes of calculating an employee’s pay credit include the employee’s base salary and annual incentive awards subject to Internal Revenue Code limitations and exclude all other bonuses. Executive Annual Incentive Awards are eligible for inclusion in Earnings under this plan.

Interest credits are calculated based upon the annual rate of interest on 30-year U.S. Treasury securities, as specified by the Internal Revenue Service, for the month of August preceding the first day of the applicable calendar year subject to a minimum rate of 2.6% and a maximum rate of 9%.

Benefit Timing
Normal retirement age under the plan is 65.

A reduced terminated vested benefit may be commenced as early as age 55. The amount of this benefit is determined by reducing the normal retirement benefit by 7% per year for the first 5 years commencement precedes age 65, and 6% per year for each additional year commencement precedes age 65.

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

Non-qualified Retirement Benefits
The Named Executive Officers are eligible to participate in certain non-qualified retirement benefit plans that provide retirement income, including the Pension Equalization Plan, the Cash Balance Equalization Plan, and the System Executive Retirement Plan. Each of these plans is an unfunded non-qualified defined benefit pension plan that provides benefits to key management employees. In these plans, as described below, an executive may participate in one or more non-qualified plans, but is only paid the amount due under the plan that provides the highest benefit. In general, upon disability, participants in the Pension Equalization Plan and the System Executive Retirement Plan remain eligible for continued service credits until the earlier of recovery, separation from service due to disability, or retirement eligibility. Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant’s accrued benefit.

	Pension Equalization Plan		Cash Balance Equalization Plan	System Executive Retirement Plan
Eligible Named Executive Officers	Marcus V. Brown Haley R. Fisackerly Leo P. Denault Laura R. Landreaux Andrew S. Marsh	Phillip R. May, Jr. Sallie T. Rainer Charles L. Rice, Jr. Richard C. Riley Roderick K. West	A. Christopher Bakken, III David D. Ellis	Marcus V. Brown Haley R. Fisackerly Leo P. Denault Andrew S. Marsh	Phillip R. May, Jr. Sallie T. Rainer Charles L. Rice, Jr. Richard C. Riley Roderick K. West
Eligibility	Management or highly compensated employees who participate in the Entergy Retirement Plan		Management or highly compensated employees who participate in the Cash Balance Plan	Certain individuals who became executive officers before July 1, 2014
Form of Payment Upon Retirement	Single lump sum distribution		Single lump sum distribution	Single lump sum distribution
Retirement Benefit Formula
Benefits generally are equal to the actuarial present value of the difference between (1) the amount that would have been payable as an annuity under the Entergy Retirement Plan, including Executive Annual Incentive Awards as eligible earnings and without applying Internal Revenue Code limitations on pension benefits and earnings that may be considered in calculating tax-qualified pension benefits, and (2) the amount actually payable an annuity under the Entergy Retirement Plan.

Executive Annual Incentive Awards are taken into account as eligible earnings under this plan.

Benefits generally are equal to the difference between the amount that would have been payable as a lump sum under the Cash Balance Plan, but for Internal Revenue Code limitations on pension benefits and earnings that may be considered in calculating tax-qualified cash balance plan benefits, and the amount actually payable as a lump sum under the Cash Balance Plan.

Benefits generally are equal to the actuarial present value of a specified percentage, based on the participant’s years of service (including supplemental service granted under the plan) and management level of the participant’s “Final Average Monthly Compensation” (which is generally 1/36th of the sum of the participant’s base salary and Annual Incentive Plan award for the 3 highest years during the last 10 years preceding separation from service), after first being reduced by the value of the participant’s Entergy Retirement Plan benefit.

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

Benefits payable upon separation from service subject to the 6 month delay required under Internal Revenue Code Section 409A.

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

(2)
Benefits accrued under the System Executive Retirement Plan, Pension Equalization Plan, and Cash Balance Equalization Plan, if any, will become fully vested if a participant is involuntarily terminated without cause or terminates his or her employment for good reason in connection with a change in control with payment generally made in a lump-sum payment as soon as reasonably practicable following the first day of the month after the termination of employment, unless delayed 6 months under Internal Revenue Code Section 409A.

(3)	The System Executive Retirement Plan was closed to new executive officers effective July 1, 2014.

2018 Non-qualified Deferred Compensation

As of December 31, 2018, Mr. May had a deferred account balance under a frozen Defined Contribution Restoration Plan.  The amount is deemed invested, as chosen by the participant, in certain T. Rowe Price investment funds that are also available to the participant under the Savings Plan.  Mr. May has elected to receive the deferred account balance after he retires. The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees’ deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

Defined Contribution Restoration Plan

Name	Executive Contributions in 2018	Registrant Contributions in 2018	Aggregate Earnings in 2018(1)	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2018
(a)	(b)	(c)	(d)	(e)	(f)

Phillip R. May, Jr.	$—	$—	$69	$—	$2,182

(1)	Amounts in this column are not included in the Summary Compensation Table.

2018 Potential Payments Upon Termination or Change in Control

Entergy Corporation has plans and other arrangements that provide compensation to a Named Executive Officer if his or her employment terminates under specified conditions, including following a change in control of Entergy Corporation or its subsidiaries.
Change in Control
Under Entergy Corporation’s System Executive Continuity Plan (the “Continuity Plan”), ML 1-4 Officers are eligible to receive the severance benefits described below if their employment is terminated by their Entergy System employer other than for cause or if they terminate their employment for good reason during a period beginning with a potential change in control and ending 24 months following the effective date of a change in control (a “Qualifying Termination”). A participant will not be eligible for benefits under the Continuity Plan if such participant: accepts employment with Entergy Corporation or any of its subsidiaries; elects to receive the benefits of another severance or separation program; removes, copies or fails to return any property belonging to Entergy Corporation or any of its subsidiaries or violates his or her non-compete provision (which generally runs for two years but extends to three years if permissible under applicable law). Entergy Corporation does not have any plans or agreements that provide for payments or benefits to any of the Named Executive Officers solely upon a change in control.

In the event of a Qualifying Termination, executive officers, including the Named Executive Officers, generally will receive the benefits set forth below:

Compensation Element	Payment
Severance*
A lump sum severance payment equal to a multiple of the sum of: (a) the participant’s annual base salary as in effect at any time within one year prior to the commencement of a change of control period or, if higher, immediately prior to a circumstance constituting good reason, plus (b) the participant’s annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which termination occurs.

Performance Units
Participants will forfeit outstanding performance units, and in lieu of any payment for any outstanding performance period, will receive a single-lump sum payment calculated by multiplying the target performance units for the most recent performance period preceding (but not including) the calendar year in which termination occurs by the closing price of Entergy’s common stock as of the later of the date of such termination or the date of the Change in Control.

Equity Awards
All unvested stock options, shares of restricted stock and restricted stock units will vest immediately upon a “double trigger” Qualifying Termination pursuant to the terms of the Equity Ownership Plan.

Retirement Benefits	Benefits already accrued under the System Executive Retirement Plan, Pension Equalization Plan and Cash Balance Equalization Plan, if any, will become fully vested.
Welfare Benefits	Participants who are not retirement-eligible would be eligible to receive Entergy-subsidized COBRA benefits for a period ranging from 12 to 18 months.

*
Cash severance payments are capped at 2.99 times the sum of (a) an executive’s annual base salary plus (b) the higher of his or her actual annual incentive payment under the Annual Incentive Plan or his or her annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which termination occurs. Any cash severance payments to be paid under the Continuity Plan in excess of this cap will be forfeited by the participant.

To protect shareholders and Entergy Corporation’s business model, executives are required to comply with non-compete, non-solicitation, confidentiality and non-denigration provisions. If an executive discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries or violates his or her non-compete provision, he or she will be required to repay any benefits previously received under the Continuity Plan.

For purposes of the Continuity Plan the following events are generally defined as:

•
Change in Control: (a) the purchase of 30% or more of either Entergy Corporation’s common stock or the combined voting power of Entergy Corporation’s voting securities; (b) the merger or consolidation of Entergy Corporation (unless its Board members constitute at least a majority of the board members of the surviving entity); (c) the liquidation, dissolution or sale of all or substantially all of Entergy Corporation’s assets; or (d) a change in the composition of Entergy Corporation’s Board such that, during any two-year period, the individuals serving at the beginning of the period no longer constitute a majority of Entergy Corporation’s Board at the end of the period.

•
Potential Change in Control: (a) Entergy Corporation or an affiliate enters into an agreement the consummation of which would constitute a Change in Control; (b) the Entergy Corporation Board adopts resolutions determining that, for purposes of the Continuity Plan, a potential Change in Control has occurred; (c) a System Company or other person or entity publicly announces an intention to take actions that would constitute a Change in Control; or (d) any person or entity becomes the beneficial owner (directly or indirectly) of Entergy Corporation’s outstanding shares of common stock constituting 20% or more of the voting power or value of the Entergy Corporation’s outstanding common stock.

•
Cause: The participant’s (a) willful and continuous failure to perform substantially his or her duties after written demand for performance; (b) engagement in conduct that is materially injurious to Entergy Corporation or any of its subsidiaries; (c) conviction or guilty or nolo contendere plea to a felony or other crime that materially and adversely affects either his or her ability to perform his or her duties or Entergy Corporation’s reputation; (d)

material violation of any agreement with Entergy Corporation or any of its subsidiaries; or (e) disclosure of any of Entergy Corporation’s confidential information without authorization.

•
Good Reason: The participant’s (a) nature or status of duties and responsibilities is substantially altered or reduced; (b) salary is reduced by 5% or more; (c) primary work location is relocated outside the continental United States; (d) compensation plans are discontinued without an equitable replacement; (e) benefits or number of vacation days are substantially reduced; or (f) an Entergy employer purports to terminate his employment other than in accordance with the Continuity Plan.

Other Termination Events

For termination events, other than in connection with a Change in Control, the executive officers, including the Named Executive Officers, generally will receive the benefits set forth below:

Termination Event	Compensation Element
	Severance	Annual Incentive	Stock Options	Restricted Stock	Performance Units
Voluntary Resignation	None	Forfeited*	Unvested options are Forfeited Vested options expire on the earlier of (i) 90 days from the last day of active employment and (ii) the option’s normal expiration date.	Forfeited	Forfeited**
Termination for Cause	None	Forfeited	Forfeited	Forfeited	Forfeited
Retirement	None	Pro-rated based on number of days employed during the performance period	Unvested stock options vest on the retirement date and expire the earlier of (i) five years from the Retirement date and (ii) the option’s normal expiration date.	Forfeited	Officers with a minimum of 12 months of participation are eligible for a pro-rated award based on actual performance and full months of service during the performance period
Death/Disability	None	Pro-rated based on number of days employed during the performance period	Unvested stock options vest on the termination date and expire the earlier of (i) five years from the termination date and (ii) the option’s normal expiration date	Fully Vest	Officers are eligible for pro-rated award based on actual performance and full months of service during the performance period

*	If an officer resigns after the completion of an Annual Incentive Plan, he or she may receive, at the Company’s discretion, an annual incentive payment.

**
If an officer resigns after the completion of a Long-Term Performance Unit Program performance period, he or she may receive a payout under the Long-Term Performance Unit Program based on the outcome of the performance period.

Mr. Denault’s 2006 Retention Agreement

In 2006, Entergy Corporation entered into a retention agreement with Mr. Denault that provides benefits to him in addition to, or in lieu of, the benefits described above. Specifically, in the event of a Termination Event (as defined in his agreement): 1) Mr. Denault is entitled to a Target LTIP Award calculated by using the average annual number of performance units with respect to the two most recent performance periods preceding the calendar year in which his employment termination occurs, assuming all performance goals were achieved at target; and 2) all of Mr. Denault’s unvested stock options and shares of restricted stock will immediately vest.

In the event of death or disability, Mr. Denault would receive the greater of the Target LTIP Award calculated as described above or the pro-rated number of performance units for all open performance periods, based on the number of months of his participation in each open performance period.

Under the terms of his 2006 retention agreement, Mr. Denault’s employment may be terminated for cause upon Mr. Denault’s: (a) continuing failure to substantially perform his duties (other than because of physical or mental illness or after he has given notice of termination for good reason) that remains uncured for 30 days after receiving a written notice from the Personnel Committee; (b) willfully engaging in conduct that is demonstrably and materially injurious to Entergy; (c) conviction of or entrance of a plea of guilty or nolo contendere to a felony or other crime that has or may have a material adverse effect on his ability to carry out his duties or upon Entergy’s reputation; (d) material violation of any agreement that he has entered into with Entergy; or (e) unauthorized disclosure of Entergy’s confidential information.

Mr. Denault may terminate his employment for good reason upon: (a) the substantial reduction in the nature or status of his duties or responsibilities from those in effect immediately prior to the date of the retention agreement, other than de minimis acts that are remedied after notice from Mr. Denault; (b) a reduction of 5% or more in his base salary as in effect on the date of the retention agreement; (c) the relocation of his principal place of employment to a location other than the corporate headquarters; (d) the failure to continue to allow him to participate in programs or plans providing opportunities for equity awards, incentive compensation and other plans on a basis not materially less favorable than enjoyed at the time of the retention agreement (other than changes similarly affecting all senior executives); (e) the failure to continue to allow him to participate in programs or plans with opportunities for benefits not materially less favorable than those enjoyed by him under any of the pension, savings, life insurance, medical, health and accident, disability or vacation plans or policies at the time of the retention agreement (other than changes similarly affecting all senior executives); or (f) any purported termination of his employment not taken in accordance with his retention agreement.

Aggregate Termination Payments
The tables below reflect the amount of compensation each of the Named Executive Officers would have received if his or her employment had been terminated as of December 31, 2018 under the various scenarios described above. For purposes of these tables, a stock price of $86.07 was used, which was the closing market price on December 31, 2018, the last trading day of the year.

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
A. Christopher Bakken, III(1)
Severance Payment	—	—	—	—	—	—	$3,254,438
Performance Units(3)	—	—	—	—	$702,847	$702,847	$1,127,518
Stock Options	—	—	—	—	$713,136	$713,136	$713,136
Restricted Stock	—	—	—	—	$775,045	$775,045	$775,045
Welfare Benefits(5)	—	—	—	—	—	—	$22,248
Unvested Restricted Stock Units(7)	—	—	$860,700	—	$860,700	$860,700	$2,582,100

Marcus V. Brown(2)
Severance Payment	—	—	—	—	—	—	$3,315,000
Performance Units(3)	—	—	—	$702,847	$702,847	$702,847	$1,127,518
Stock Options	—	—	—	$1,012,080	$1,012,080	$1,012,080	$1,012,080
Restricted Stock	—	—	—	—	$1,041,237	$1,041,237	$1,041,237
Welfare Benefits(6)	—	—	—	—	—	—	—

Leo P. Denault(2)
Severance Payment	—	—	—	—	—	—	$10,172,115
Performance Units(3)(4)	—	—	$3,145,859	$4,019,469	$4,019,469	$4,019,469	$5,697,834
Stock Options	—	—	$4,057,108	$4,057,108	$4,057,108	$4,057,108	$4,057,108
Restricted Stock	—	—	$2,990,370	—	$2,990,370	$2,990,370	$2,990,370
Welfare Benefits(6)	—	—	—	—	—	—	—

David D. Ellis(1)
Severance Payment	—	—	—	—	—	—	$305,000
Performance Units(3)	—	—	—	—	—	—	—
Stock Options	—	—	—	—	—	—	—
Restricted Stock	—	—	—	—	—	—	—
Welfare Benefits(5)	—	—	—	—	—	—	$19,908

Haley R. Fisackerly(1)
Severance Payment	—	—	—	—	—	—	$512,343
Performance Units(3)	—	—	—	—	$153,463	$153,463	$249,604
Stock Options	—	—	—	—	$166,109	$166,109	$166,109
Restricted Stock	—	—	—	—	$161,250	$161,250	$161,250
Welfare Benefits(5)	—	—	—	—	—	—	$19,908

Laura R. Landreaux(1)
Severance Payment	—	—	—	—	—	—	$392,700
Performance Units(3)(4)	—	—	—	—	$92,525	$92,525	$249,604
Stock Options	—	—	—	—	—	—	—
Restricted Stock	—	—	—	—	$247,702	$247,702	$247,702
Welfare Benefits(5)	—	—	—	—	—	—	$19,908

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
Andrew S. Marsh(1)
Severance Payment	—	—	—	—	—	—	$3,172,200
Performance Units(3)	—	—	—	—	$702,847	$702,847	$1,127,518
Stock Options	—	—	—	—	$1,079,995	$1,079,995	$1,079,995
Restricted Stock	—	—	—	—	$1,059,217	$1,059,217	$1,059,217
Welfare Benefits(5)	—	—	—	—	—	—	$29,862
Unvested Restricted Stock Units(8)	—	—	—	—	$1,816,077	$1,816,077	$1,816,077

Phillip R. May, Jr.(2)
Severance Payment	—	—	—	—	—	—	$1,220,960
Performance Units(3)	—	—	—	$253,907	$253,907	$253,907	$352,888
Stock Options	—	—	—	$237,513	$237,513	$237,513	$237,513
Restricted Stock	—	—	—	—	$204,746	$204,746	$204,746
Welfare Benefits(6)	—	—	—	—	—	—	—

Sallie T. Rainer(2)
Severance Payment	—	—	—	—	—	—	$473,373
Performance Units(3)	—	—	—	$153,463	$153,463	$153,463	$249,604
Stock Options	—	—	—	$168,176	$168,176	$168,176	$168,176
Restricted Stock	—	—	—	—	$164,349	$164,349	$164,349
Welfare Benefits(6)	—	—	—	—	—	—	—

Charles R. Rice, Jr(1)
Severance Payment	—	—	—	—	—	—	—
Performance Units(3)	—	—	—	—	$65,241	$65,241	—
Stock Options	—	—	—	—	$78,234	$78,234	—
Restricted Stock	—	—	—	—	$124,490	$124,490	—
Welfare Benefits(5)	—	—	—	—	—	—	—

Richard C. Riley(2)
Severance Payment	—	—	—	—	—	—	$1,050,000
Performance Units(3)	—	—	—	$212,335	$212,335	$212,335	$352,888
Stock Options	—	—	—	$186,280	$186,280	$186,280	$186,280
Restricted Stock	—	—	—	—	$195,937	$195,937	$195,937
Welfare Benefits(6)	—	—	—	—	—	—	—

Roderick K. West(1)
Severance Payment	—	—	—	—	—	—	$3,552,650
Performance Units(3)	—	—	—	—	$702,847	$702,847	$1,127,518
Stock Options	—	—	—	—	$854,067	$854,067	$854,067
Restricted Stock	—	—	—	—	$864,531	$864,531	$864,531
Welfare Benefits(5)	—	—	—	—	—	—	$29,862

1)
See “2018 Pension Benefits” for a description of the pension benefits Mr. Bakken, Mr. Ellis, Mr. Fisackerly, Ms. Landreaux, Mr. Marsh, Mr. Rice, and Mr. West may receive upon the occurrence of certain termination events.

2)
As of December 31, 2018, Mr. Brown, Mr. Denault, Mr. May, Mr. Riley, and Ms. Rainer are retirement eligible and would retire rather than voluntarily resign, and in addition to the payments and benefits in the table, Mr. Brown, Mr. Denault, Mr. Riley, and Ms. Rainer also would be entitled to receive their vested pension benefits under the Entergy Retirement Plan. For a description of these benefits, see “2018 Pension Benefits.”

3)
For purposes of the table, the value of Mr. Denault’s payments was calculated by multiplying the target performance units for the 2015-2017 Performance Unit Program (33,100) by the closing price of Entergy stock on December 31, 2018 ($86.07), which would equal a payment of $2,848,917 for the forfeited performance units for each performance period. The value of Mr. Bakken’s, Mr. Brown’s, Mr. Marsh’s, and Mr. West’s payments was calculated by multiplying the target performance units for the 2015-2017 Performance Unit Program (6,550) by the closing price of Entergy stock on December 31, 2018 ($86.07), which would equal a payment of $563,759 for the forfeited performance units for each performance period. The value of Mr. May’s and Mr. Riley’s payment was calculated by multiplying the target performance units for the 2015-2017 Performance Unit Program (2,050) by the closing price of Entergy stock on December 31, 2018 ($86.07), which would equal a payment of $176,444 for the forfeited performance units for each performance period. The value of the payments for the other Named Executives Officers, other than Mr. Ellis and Mr. Rice, was calculated by multiplying the target performance units for the 2015-2017 Performance Unit Program (1,450) by the closing price of Entergy stock on December 31, 2018 ($86.07), which would equal a payment of $124,802 for the forfeited performance units for each performance period. At December 31, 2018, Mr. Ellis was not eligible to participate in the long-term performance unit program, and Mr. Rice was not a participant in the System Executive Continuity Plan.

For purposes of the table, the values of the awards payable in the event of retirement in the case of Mr. Brown, Mr. Denault, Mr. May, Ms. Rainer, or Mr. Riley or upon death or disability, other than Mr. Denault, for each Named Executive Officer were calculated as follows:
Mr. Denault’s:
2017-2019 Plan: 32,467 (24/36 × 48,700) performance units at target, assuming a stock price of $86.07
2018-2020 Plan: 14,233 (12/36 × 42,700) performance units at target, assuming a stock price of $86.07

Messrs. Bakken’s, Brown’s, Marsh’s, and West’s:
2017-2019 Plan: 5,533 (24/36 × 8,300) performance units at target, assuming a stock price of $86.07
2018-2020 Plan: 2,633 (12/36 × 7,900) performance units at target, assuming a stock price of $86.07
Mr. May’s:
2017-2019 Plan: 2,100 (24/36 × 3,150) performance units at target, assuming a stock price of $86.07
2018-2020 Plan: 850 (12/36 × 2,550) performance units at target, assuming a stock price of $86.07
Mr. Riley’s:
2017-2019 Plan: 1,667 (24/36 × 2,500) performance units at target, assuming a stock price of $86.07
2018-2020 Plan: 800 (12/36 × 2,400) performance units at target, assuming a stock price of $86.07
Mr. Fisackerly’s and Ms. Rainer’s:
2017-2019 Plan: 1,233 (24/36 × 1,850) performance units at target, assuming a stock price of $86.07
2018-2020 Plan: 545 (12/36 × 1,650) performance units at target, assuming a stock price of $86.07
Ms. Landreaux’s:
2017-2019 Plan: 617 (24/36 × 925) performance units at target, assuming a stock price of $86.07
2018-2020 Plan: 458 (12/36 × 1,375) performance units at target, assuming a stock price of $86.07
Mr. Rice’s:

2017-2019 Plan: 651 (24/36 × 976) performance units at target, assuming a stock price of $86.07
2018-2020 Plan: 107 (12/36 × 321) performance units at target, assuming a stock price of $86.07

4)
For purposes of the table, the value of Mr. Denault’s retention payment was calculated by taking an average of the target performance units from the 2014-2016 Performance Unit Program (40,000) and from the 2015-2017 Performance Unit Program (33,100). This average number of units (36,550) multiplied by the closing price of Entergy stock on December 31, 2018 ($86.07) would equal a payment of $3,145,859.

5)
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Bakken, Mr. Marsh, and Mr. West would be eligible to receive Entergy-subsidized COBRA benefits for 18 months and Mr. Ellis, Mr. Fisackerly, and Ms. Landreaux would be eligible to receive Entergy-subsidized COBRA benefits for 12 months.

6)	Upon retirement, Mr. Brown, Mr. Denault, Mr. May, Mr. Riley, and Ms. Rainer would be eligible for retiree medical and dental benefits, the same as all other retirees.

7)
Mr. Bakken’s 30,000 restricted stock units vest 1/3rd on each of April 6, 2019, April 6, 2022, and April 6, 2025. Pursuant to his restricted stock unit agreement, if Mr. Bakken’s employment terminates due to total disability or death or, prior to April 6, 2019, Mr. Bakken’s employment is terminated by his Entergy employer other than for cause, he will vest in and be paid the 10,000 restricted stock units that otherwise would have vested had he satisfied the vesting conditions of the restricted stock unit agreement through the next vesting date to occur following his date of total disability, death or termination other than for cause prior to April 6, 2019 subject, in the case of a termination without cause, to Mr. Bakken timely executing and not revoking a release of claims against Entergy and its affiliates. In the event of a change in control, the unvested restricted stock units will fully vest upon Mr. Bakken’s Qualifying Termination during a change in control period. Pursuant to his restricted stock unit agreement, Mr. Bakken is subject to certain restrictions on his ability to compete with Entergy and its affiliates or solicit its employees or customers during and for 12 months after his employment with his Entergy employer. In addition, the restricted stock unit agreement limits Mr. Bakken’s ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. Bakken will forfeit any restricted stock units that are not yet vested and paid, and must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

8)
Mr. Marsh’s 21,100 restricted stock units vest 100% in 2020. Pursuant to his restricted stock unit agreement, any unvested restricted stock units will vest immediately in the event of his termination of employment due to Mr. Marsh’s total disability or death or a Qualifying Termination during a change in control period. Pursuant to his restricted stock unit agreement, Mr. Marsh is subject to certain restrictions on his ability to compete with Entergy and its affiliates during and for 12 months after his employment with Entergy, or to solicit its employees or customers during and for 24 months after his employment with Entergy. In addition, the restricted stock unit agreement limits Mr. Marsh’s ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, Mr. Marsh will forfeit any restricted stock units that are not yet vested and paid, and must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the following disclosure is being provided about the relationship of the annual total compensation of the employees of each of the Utility operating companies to the annual total compensation of their respective Presidents and Chief Executive Officers. The pay ratio estimate for each of the Utility operating companies has been calculated in a manner consistent with Item 402(u) of Regulation S-K.

Identification of Median Employee

For each of the Utility operating companies, October 5, 2018 was selected as the date on which to determine the median employee. This date is different from the date used in the prior year; however, the methodology used to determine the date is consistent with that used in the prior year. Both dates correspond to the first day of the three month period prior to fiscal year-end for which information can be obtained about employees and all subsidiaries have the same number of pay cycles. To identify the median employee from each of the Utility operating companies’ employee population base, all compensation included in Box 5 of Form W-2 was considered with all before-tax deductions added back to this compensation (Box 5 Compensation”). For purposes of determining the median employee of each Utility operating company, Box 5 Compensation was selected as it is believed it is representative of the compensation received by the employees of each respective Utility operating company and is readily available. The calculation of annual total compensation of the median employee for each Utility operating company is the same calculation used to determine total compensation for purposes of the 2018 Summary Compensation Table with respect to each of the Named Executive Officers.

Entergy Arkansas Ratio

For purposes of this disclosure and to reflect the Chief Executive Officer transition discussed earlier in the CD&A, the compensation amounts paid to each of Mr. Riley and Ms. Landreaux for the time he and she respectively served as Entergy Arkansas’ Chief Executive Officer during 2018 have been pro-rated and combined.

For 2018,

•	The median of the annual total compensation of all of Entergy Arkansas’ employees, other than Entergy Arkansas’ Chief Executive Officer, was $113,820.

•
The combined annual total compensation of Entergy Arkansas’ previous Chief Executive Officer, Mr. Riley, and its current Chief Executive Officer, Ms. Landreaux, as reported in the Total column of the 2018 Summary Compensation Table (pro-rated for the time each served as Entergy Arkansas’ Chief Executive Officer in 2018) was $990,731.

•
Based on this information, the ratio of the annual total compensation of Entergy Arkansas’ Chief Executive Officer to the median of the annual total compensation of all employees is estimated to be 9:1.

Entergy Louisiana Ratio

For 2018,

•	The median of the annual total compensation of all of Entergy Louisiana’s employees, other than Mr. May, was $108,115.

•	Mr. May’s annual total compensation, as reported in the Total column of the 2018 Summary Compensation Table, was $1,031,421.

•	Based on this information, the ratio of the annual total compensation of Mr. May to the median of the annual total compensation of all employees is estimated to be 10:1.

Entergy Mississippi Ratio

For 2018,

•	The median of the annual total compensation of all of Entergy Mississippi’s employees, other than Mr. Fisackerly, was $113,046.

•	Mr. Fisackerly’s annual total compensation, as reported in the Total column of the 2018 Summary Compensation Table, was $815,654.

•	Based on this information, the ratio of the annual total compensation of Mr. Fisackerly to the median of the annual total compensation of all employees is estimated to be 7:1.

Entergy New Orleans Ratio

For purposes of this disclosure and to reflect the Chief Executive Officer transition discussed earlier in the CD&A, the compensation amounts we paid to each of Mr. Ellis, Mr. Rice and Mr. West for the time they served as Entergy New Orleans’ Chief Executive Officer during 2018 have been pro-rated and combined.

For 2018,

•	The median of the annual total compensation of all of Entergy New Orleans’ employees, other than Entergy New Orleans’ Chief Executive Officer, was $93,562.

•
The combined annual total compensation of Entergy New Orleans’ previous Chief Executive Officers, Mr. Rice and Mr. West, and its current Chief Executive Officer, Mr. Ellis, as reported in the Total column of the 2018 Summary Compensation Table (pro-rated for the time each served as Entergy New Orleans’ Chief Executive Officer in 2018) was $1,382,688.

•
Based on this information, the ratio of the annual total compensation of Entergy New Orleans’ Chief Executive Officer to the median of the annual total compensation of all employees is estimated to be 15:1.

Entergy Texas Ratio

For 2018,

•	The median of the annual total compensation of all of Entergy Texas’ employees, other than Ms. Rainer, was $104,839.

•	Ms. Rainer’s annual total compensation, as reported in the Total column of the 2018 Summary Compensation Table, was $774,225.

•	Based on this information, the ratio of the annual total compensation of Ms. Rainer to the median of the annual total compensation of all employees is estimated to be 7:1.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Texas and indirectly 100% of the outstanding common membership interests of registrant Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation’s outstanding common stock is included under the heading “Entergy Share Ownership - Beneficial Owners of More Than Five Percent” in the Proxy Statement, which information is incorporated herein by reference.  The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

The following table sets forth the beneficial ownership of common stock of Entergy Corporation and stock-based units as of January 31, 2019 for all directors and Named Executive Officers.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of common stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)(2)	Options Exercisable Within 60 Days	Stock Units (3)
Entergy Corporation
A. Christopher Bakken, III**	19,880	38,566	—
Marcus V. Brown**	32,692	145,033	—
John R. Burbank*	874	—	—
Patrick J. Condon*	6,291	—	—
Leo P. Denault***	179,581	691,300	—
Kirkland H. Donald*	6,851	—	2,231
Philip L. Frederickson*	4,664	—	805
Alexis M. Herman*	13,352	—	—
Stuart L. Levenick*	19,878	—	—
Blanche L. Lincoln*	13,093	—	—
Andrew S. Marsh**	70,899	204,766	—
Karen A. Puckett*	6,291	—	—
Roderick K. West**	51,949	60,566	—
All directors and executive officers as a group (17 persons)	511,522	1,266,295	3,036

Entergy Arkansas
A. Christopher Bakken, III**	19,880	38,566	—
Marcus V. Brown**	32,692	145,033	—
Leo P. Denault**	179,581	691,300	—
Andrew S. Marsh***	70,899	204,766	—
Laura R. Landreaux***	4,132	—	—
Richard C. Riley****	11,599	16,333	—
Roderick K. West***	51,949	60,566	—
All directors and executive officers as a group (10 persons)	446,759	1,264,729	—

Entergy Louisiana
A. Christopher Bakken, III**	19,880	38,566	—
Marcus V. Brown**	32,692	145,033	—
Leo P. Denault**	179,581	691,300	—
Andrew S. Marsh***	70,899	204,766	—
Phillip R. May, Jr.***	21,546	22,900	12
Roderick K. West***	51,949	60,566	—
All directors and executive officers as a group (9 persons)	452,574	1,271,296	12

Name	Shares (1)(2)	Options Exercisable Within 60 Days	Stock Units (3)
Entergy Mississippi
Marcus V. Brown**	32,692	145,033	—
Leo P. Denault**	179,581	691,300	—
Haley R. Fisackerly***	7,843	13,700	—
Andrew S. Marsh***	70,899	204,766	—
Roderick K. West***	51,949	60,566	—
All directors and executive officers as a group (8 persons)	418,991	1,223,530	—

Entergy New Orleans
Marcus V. Brown**	32,692	145,033	—
Leo P. Denault**	179,581	691,300	—
David D. Ellis***	500	—	—
Andrew S. Marsh***	70,899	204,766	—
Charles L. Rice, Jr.****	7,631	8,167	—
Roderick K. West***	51,949	60,566	—
All directors and executive officers as a group (9 persons)	419,279	1,217,997	—

Entergy Texas
Marcus V. Brown**	32,692	145,033	—
Leo P. Denault**	179,581	691,300	—
Andrew S. Marsh***	70,899	204,766	—
Sallie T. Rainer***	8,370	15,667	—
Roderick K. West***	51,949	60,566	—
All directors and executive officers as a group (8 persons)	419,518	1,225,497	—

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company
****	Former Director of the respective Company

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

(3)
Represents the balances of phantom units each executive holds under the defined contribution restoration plan and the deferral provisions of the Equity Ownership Plan.  These units will be paid out in either Entergy Corporation Common Stock or cash equivalent to the value of one share of Entergy Corporation common stock per unit on the date of payout, including accrued dividends.  The deferral period is determined by the individual and is at least two years from the award of the bonus.  Messrs. Donald and Frederickson have deferred receipt of some of their quarterly stock grants.  The deferred shares will be settled in cash in an amount equal to the market value of Entergy Corporation common stock at the end of the deferral period.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan information as of December 31, 2018. Information is included for equity compensation plans approved by the shareholders. There are no shares authorized for issuance under equity compensation plans not approved by the shareholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price (b)(2)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders (1)	2,993,333	$75.14	2,006,268
Equity compensation plans not approved by security holders	—	—	—
Total	2,993,333	$75.14	2,006,268

(1)
Includes the 2007 Equity Ownership Plan, the 2011 Equity Ownership Plan, and the 2015 Equity Plan.  The 2007 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 12, 2006, and only applied to awards granted between January 1, 2007 and May 5, 2011. The 2011 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 6, 2011, and only applied to awards granted between May 6, 2011 and May 7, 2015.  The 2015 Equity Plan was approved by Entergy Corporation shareholders on May 8, 2015, and 6,900,000 shares of Entergy Corporation common stock can be issued from the 2015 Equity Plan, with no more than 1,500,000 shares available for incentive stock option grants.  The 2015 Equity Plan applies to awards granted on or after May 8, 2015. The 2007 Equity Ownership Plan, the 2011 Equity Ownership Plan, and the 2015 Equity Plan (collectively, the “Plans”) are administered by the Personnel Committee of the Board of Directors (other than with respect to awards granted to non-employee directors, which awards are administered by the entire Board of Directors).  Eligibility under the Plans is limited to the non-employee directors and to the officers and employees of an Entergy employer and any corporation 80% or more of whose stock (based on voting power) or value is owned, directly or indirectly, by Entergy Corporation.  The Plans provide for the issuance of stock options, restricted stock, equity awards (units whose value is related to the value of shares of the common stock but do not represent actual shares of common stock), performance awards (performance shares or units valued by reference to shares of common stock or performance units valued by reference to financial measures or property other than common stock), restricted stock unit awards, and other stock-based awards.

(2)	The weighted average exercise price reported in the column does not include outstanding performance awards.

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

The policy does not apply to (a) compensation and related person transactions involving a director or an executive officer solely resulting from that person’s service as a director or employment with Entergy Corporation so long as the compens tion is approved by the Board of Directors (or an appropriate committee), (b) transactions involving public utility services at rates or charges fixed in conformity with law or governmental authority, or (c) any other categories of transactions currently or in the future excluded from the reporting requirements of Item 404(a) of Regulation S-K.

Related Party Transactions

Since January 1, 2018, neither Entergy Corporation nor any of its affiliates has participated in any Related Person Transaction.

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2018 and 2017 by Deloitte & Touche LLP were as follows:

	2018	2017
Entergy Corporation (consolidated)
Audit Fees	$8,801,895	$8,401,895
Audit-Related Fees (a)	1,067,119	875,000
Total audit and audit-related fees	9,869,014	9,276,895
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$9,869,014	$9,276,895
Entergy Arkansas
Audit Fees	$1,030,758	$1,018,860
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,030,758	1,018,860
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$1,030,758	$1,018,860
Entergy Louisiana
Audit Fees	$1,916,517	$1,887,719
Audit-Related Fees (a)	500,000	500,000
Total audit and audit-related fees	2,416,517	2,387,719
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$2,416,517	$2,387,719
Entergy Mississippi
Audit Fees	$910,758	$933,860
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	910,758	933,860
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$910,758	$933,860

	2018	2017
Entergy New Orleans
Audit Fees	$965,758	$953,860
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	965,758	953,860
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$965,758	$953,860
Entergy Texas
Audit Fees	$1,200,758	$1,093,860
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,200,758	1,093,860
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$1,200,758	$1,093,860
System Energy
Audit Fees	$850,758	$868,860
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	850,758	868,860
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$850,758	$868,860

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.

(b)	100% of fees paid in 2018 and 2017 were pre-approved by the Entergy Corporation Audit Committee.

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

Exhibits for Entergy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Exhibit Index (see page 509 and are incorporated by reference herein).  Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

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

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Entergy Arkansas

(a) 1 --	Plan of Merger of Entergy Arkansas, Inc. and Entergy Arkansas Power, LLC (2.1 to Form 8-K12B filed December 3, 2018 in 1-10764).

Entergy Louisiana

(b) 1 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Gulf States Louisiana, LLC (2.1 to Form 8-K12B filed October 1, 2015 in 1-32718).

(b) 2 --	Plan of Merger of Entergy Louisiana, LLC and Entergy Louisiana Power, LLC (2.2 to Form 8-K12B filed October 1, 2015 in 1-32718).

(b) 3 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Louisiana Power, LLC (2.3 to Form 8-K12B filed October 1, 2015 in 1-32718).

Entergy Mississippi

(c) 1 --	Plan of Merger of Entergy Mississippi, Inc. and Entergy Mississippi Power and Light, LLC (2.1 to Form 8-K12B filed December 3, 2018 in 1-31508).

Entergy New Orleans

(d) 1 --	Plan of Merger of Entergy New Orleans, Inc. and Entergy New Orleans Power, LLC (2.1 to Form 8-K12B filed December 1, 2017 in 1-35747).

(3) Articles of Incorporation and By-laws

Entergy Corporation

(a) 1 --	Restated Certificate of Incorporation of Entergy Corporation dated October 10, 2006 (3(a) to Form 10-Q for the quarter ended September 30, 2006 in 1-11299).

(a) 2 --	Bylaws of Entergy Corporation as amended January 27, 2017, and as presently in effect (3.1 to Form 8-K filed January 30, 2017 in 1-11299).

System Energy

(b) 1 --	Amended and Restated Articles of Incorporation of System Energy effective April 28, 1989 (3(b)1 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 2 --	By-Laws of System Energy effective July 6, 1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas

(c) 1 --	Amended and Restated Certificate of Formation of Entergy Arkansas, LLC effective December 1, 2018 (3.3 to Form 8-K12B filed December 3, 2018 in 1-10764).

(c) 2 --	Amended and Restated Company Agreement of Entergy Arkansas, LLC effective December 1, 2018 (3.4 to Form 8-K12B filed December 3, 2018 in 1-10764).

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

Entergy Mississippi

*(e) 1 --	Amended and Restated Certificate of Formation of Entergy Mississippi, LLC effective December 1, 2018.

(e) 2 --	Amended and Restated Company Agreement of Entergy Mississippi, LLC effective December 1, 2018 (3.4 to Form 8-K12B filed December 3, 2018 in 1-31508).

Entergy New Orleans

(f) 1 --	Composite Certificate of Formation of Entergy New Orleans, LLC effective December 1, 2017 (3.3 to Form 8-K12B filed December 1, 2017 in 1-35747).

(f) 2 --	Composite Company Agreement of Entergy New Orleans, LLC effective December 1, 2017 (3.4 to Form 8-K12B filed December 1, 2017 in 1-35747).

Entergy Texas

(g) 1 --	Certificate of Formation of Entergy Texas effective December 31, 2007 (3(i) to Form 10 filed March 14, 2008 in 000-53134).

(g) 2 --	Bylaws of Entergy Texas effective December 31, 2007 (3(ii) to Form 10 filed March 14, 2008 in 000-53134).

(4)Instruments Defining Rights of Security Holders, Including Indentures

Entergy Corporation

(a) 1 --
See (4)(b) through (4)(g) below for instruments defining the rights of security holders of System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.

(a) 2 --	Indenture (For Unsecured Debt Securities), dated as of September 1, 2010, between Entergy Corporation and Wells Fargo Bank, National Association (4.01 to Form 8-K filed September 16, 2010 in 1-11299).

(a) 3 --	Officer’s Certificate for Entergy Corporation relating to 5.125% Senior Notes due September 15, 2020 (4.02(b) to Form 8-K filed September 16, 2010 in 1-11299).

(a) 4 --	Officer’s Certificate for Entergy Corporation relating to 4.0% Senior Notes due July 15, 2022 (4.02 to Form 8-K filed July 1, 2015 in 1-11299).

(a) 5 --	Officer’s Certificate for Entergy Corporation relating to 2.95% Senior Notes due September 1, 2026 (4.02 to Form 8-K filed August 19, 2016 in 1-11299).

(a) 6 --
Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Corporation, as Borrower, the banks and other financial institutions listed on the signatures pages thereof, as Lenders, Citibank, N.A., as Administrative Agent and LC Issuing Bank, MUFG Bank, Ltd., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4(g) to Form 10-Q for the quarter ended September 30, 2018 in 1-11299).

System Energy

(b) 1 --	Mortgage and Deed of Trust, dated as of June 15, 1977, as amended and restated by the following Supplemental Indenture: (4.42 to Form 8-K filed September 25, 2012 in 1-9067 (Twenty-fourth)).

(b) 2 --	Loan Agreement, dated as of October 15, 1998, between System Energy and Mississippi Business Finance Corporation (B-6(b) to Rule 24 Certificate filed November 12, 1998 in 70-8511).

(b) 3 --	Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (4(B)3 to Form 10-K for the year ended December 31, 2017 in 1-9067).

Entergy Arkansas

(c) 1 --
Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 4(a)-7 in 2-10261 (Seventh); 2(b)-10 in 2-15767 (Tenth); 2(c) in 2-28869 (Sixteenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirtieth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirty-first); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirty-ninth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Forty-first); 4(d)(2) in 33-54298 (Forty-sixth); C-2 to Form U5S for the year ended December 31,1995 (Fifty-third); 4.06 to Form 8-K filed October 8, 2010 in 1-10764 (Sixty-ninth); 4.06 to Form 8-K filed November 12, 2010 in 1-10764 (Seventieth); 4.06 to Form 8-K filed December 13, 2012 in 1-10764 (Seventy-first); 4(e) to Form 8-K filed January 9, 2013 in 1-10764 (Seventy-second); 4.06 to Form 8-K filed May 30, 2013 in 1-10764 (Seventy-third); 4.06 to Form 8-K filed June 4, 2013 in 1-10764 (Seventy-fourth); 4.05 to Form 8-K filed March 14, 2014 in 1-10764 (Seventy-sixth); 4.05 to Form 8-K filed December 9, 2014 in 1-10764 (Seventy-seventh); 4.05 to Form 8-K filed January 8, 2016 in 1-10764 (Seventy-eighth); 4.05 to Form 8-K filed August 16, 2016 in 1-10764 (Seventy-ninth); 4(a) to Form 10-Q for the quarter ended September 30, 2018 (Eightieth); and 4.1 to Form 8-K12B filed December 3, 2018 in 1-10764 (Eighty-first)).

(c) 2 --
Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Arkansas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4(h) to Form 10-Q for the quarter ended September 30, 2018 in 1-10764).

(c) 3 --
Borrower Assumption Agreement dated as of November 30, 2018 of Entergy Arkansas Power, LLC under the Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Arkansas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4.2 to Form 8-K12B filed December 3, 2018 in 1-10764).

(c) 4 --	Fuel Lease, dated as of December 22, 1988, between River Fuel Trust #1 and Entergy Arkansas (4(c)9 to Form 10-K for the year ended December 31, 2017 in 1-10764).

(c) 5 --
Loan Agreement, dated as of January 1, 2013, between Independence County, Arkansas and Entergy Arkansas relating to Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 (4(d) to Form 8-K filed January 9, 2013 in 1-10764).

Entergy Louisiana

(d) 1 --
Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Sixth); 2(c) in 2-34659 (Twelfth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-first); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-fifth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-ninth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Forty-second); A-2(a) to Rule 24 Certificate filed April 4, 1996 in 70-8487 (Fifty-first); B-4(i) to Rule 24 Certificate filed January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate filed January 10, 2006 in 70-10324 (Sixty-fourth); 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth); 4(e)1 to Form 10-K for the year ended December 31, 2009 in 1-132718 (Sixty-sixth); 4.08 to Form 8-K filed September 24, 2010 in 1-32718 (Sixty-eighth); 4.08 to Form 8-K filed March 24, 2011 in 1-32718 (Seventy-first); 4(a) to Form 10-Q for the quarter ended June 30, 2011 in 1-32718 (Seventy-second); 4.08 to Form 8-K filed July 3, 2012 in 1-32718 (Seventy-fifth); 4.08 to Form 8-K filed December 4, 2012 in 1-32718 (Seventy-sixth); 4.08 to Form 8-K filed May 21, 2013 in 1-32718 (Seventy-seventh); 4.08 to Form 8-K filed August 23, 2013 in 1-32718 (Seventy-eighth); 4.08 to Form 8-K filed June 24, 2014 in 1-32718 (Seventy-ninth); 4.08 to Form 8-K filed July 1, 2014 in 1-32718 (Eightieth); 4.08 to Form 8-K filed November 21, 2014 (Eighty-first); 4.1 to Form 8-K12B filed October 1, 2015 (Eighty-second); 4(g) to Form 8-K filed March 18, 2016 in 1-32718 (Eighty-third); 4.33 to Form 8-K filed March 24, 2016 in 1-32718 (Eighty-fourth); 4.33 to Form 8-K filed August 17, 2016 in 1-32718 (Eighty-sixth); 4.43 to Form 8-K filed October 4, 2016 in 1-32718 (Eighty-seventh); 4.43 to Form 8-K filed May 23, 2017 in 1-32718 (Eighty-eighth); 4.43 to Form 8‑K filed March 23, 2018 in 1-32718 (Eighty-ninth); and 4.43 to Form 8-K filed August 14, 2018 in 1-32718 (Ninetieth)).

(d) 2 --
Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Louisiana, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, Wells Fargo Bank, National Association and BNP Paribas, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4(i) to Form 10-Q for the quarter ended September 30, 2018 in 1-32718).

(d) 3 --	Fuel Lease, dated as of January 31, 1989, between River Fuel Company #2, Inc., and Entergy Louisiana (4(d)10 to Form 10-K for the year ended December 31, 2017 in 1-32718).

(d) 4 --
Nuclear Fuel Lease Agreement between Entergy Gulf States, Inc. and River Bend Fuel Services, Inc. to lease the fuel for River Bend Unit 1, dated February 7, 1989 (4(d)11 to Form 10-K for the year ended December 31, 2017 in 1-32718).

(d) 5 --
Exhibit A to Trust Indenture dated as of February 7, 1989 between River Bend Fuel Services, Inc. and U.S. Bank National Association (as successor Trustee) (4(d)12 to Form 10-K for the year ended December 31, 2017 in 1-32718).

(d) 6 --
Loan Agreement, dated as of March 1, 2016, between the Louisiana Public Facilities Authority and Entergy Louisiana relating to Refunding Revenue Bonds (Entergy Louisiana, LLC Project) Series 2016A (4(b) to Form 8-K filed March 18, 2016 in 1-32718).

(d) 7 --
Loan Agreement, dated as of March 1, 2016, between Louisiana Public Facilities Authority and Entergy Louisiana relating to Refunding Revenue Bonds (Entergy Louisiana, LLC Project) Series 2016B (4(d) to Form 8-K filed March 18, 2016 in 1-32718).

(d) 8 --
Indenture of Mortgage, dated September 1, 1926, as amended by the following Supplemental Indentures: (7-A-9 in Registration No. 2-6893 (Seventh); 4(d)15 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Eighteenth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended September 30, 2009 in 0-20371 (Seventy-seventh); 4.07 to Form 8-K filed October 1, 2010 in 0-20371 (Seventy-eighth); 4.07 to Form 8-K filed July 1, 2014 in 0-20371 (Eighty-first); 4.2 to Form 8-K12B filed October 1, 2015 in 1-32718 (Eighty-second); 4.3 to Form 8-K12B filed October 1, 2015 in 1-32718 (Eighty-third); 4.42 to Form 8-K filed March 24, 2016 in 1-32718 (Eighty-fourth); 4.42 to Form 8-K filed May 19, 2016 in 1-32718 (Eighty-fifth); 4.42 to Form 8-K filed August 17, 2016 in 1-32718 (Eighty-sixth); 4.42 to Form 8-K filed October 4, 2016 in 1-32718 (Eighty-seventh); 4.42 to Form 8-K filed May 23, 2017 in 1-32718 (Eighty-eighth); 4.42 to Form 8-K filed March 23, 2018 in 1-32718 (Eighty-ninth); and 4.42 to Form 8-K filed August 14, 2018 in 1-32718 (Ninetieth)).

(d) 9 --
Agreement of Resignation, Appointment and Acceptance, dated as of October 3, 2007, among Entergy Gulf States, Inc., JPMorgan Chase Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (4(a) to Form 10-Q for the quarter ended September 30, 2007 in 1-27031).

(d) 10 --
Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, as amended by the following Supplemental Indentures: (4.38 in Registration No. 333-190911-07 (Mortgage); 4(f) to Form 8-K filed March 18, 2016 in 1-32718 (First); 4.40 to Form 8-K filed March 24, 2016 in 1-32718 (Second); 4(h) to Form 10-Q for the quarter ended March 31, 2016 in 1-32718 (Fourth); 4.40 to Form 8-K filed May 19, 2016 in 1-32718 (Fifth); 4.40 to Form 8-K filed August 17, 2016 in 1-32718 (Sixth); 4.41 to Form 8-K filed October 4, 2016 in 1-32718 (Seventh); 4.41 to Form 8-K filed May 23, 2017 in 1-32718 (Eighth); 4.41 to Form 8-K filed March 23, 2018 in 1-32718 (Ninth); and 4.41 to Form 8-K filed August 14, 2018 in 1-32718 (Tenth)).

(d) 11 --	Officer’s Certificate No. 1-B-1, dated March 18, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4(e) to Form 8-K filed March 18, 2016 in 1-32718).

(d) 12 --	Officer’s Certificate No. 2-B-2, dated March 17, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed March 24, 2016 in 1-32718).

(d) 13 --	Officer’s Certificate No. 4-B-4, dated May 16, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed May 19, 2016 in 1-32718).

(d) 14 --
Officer’s Certificate No. 6-B-5, dated August 10, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed August 17, 2016 in 1-32718).

(d) 15 --
Officer’s Certificate No. 7-B-6, dated September 28, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed October 4, 2016 in 1-32718).

(d) 16 --	Officer’s Certificate No. 8-B-7, dated May 17, 2017, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed May 23, 2017 in 1-32718).

(d) 17 --
Officer’s Certificate No. 10-B-8, dated March 20, 2018, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed March 23, 2018 in 1-32718).

(d) 18 --
Officer’s Certificate No. 12-B-9, dated August 8, 2018, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed August 14, 2018 in 1-32718).

Entergy Mississippi

(e) 1 --
Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by the following Supplemental Indentures: 4(e)1 to Form 10-K for the year ended December 31, 2017 in 1-31508 (Mortgage); 4(e)1 to Form 10-K for the year ended December 31, 2017 in 1-31508 (Sixth); A-2(c) to Rule 24 Certificate filed May 14, 1999 in 70-8719 (Thirteenth); 4(b) to Form 10-Q for the quarter ended June 30, 2009 in 1-31508 (Twenty-sixth); 4.38 to Form 8-K filed December 11, 2012 in 1-31508 (Thirtieth); 4.05 to Form 8-K filed March 21, 2014 in 1-31508 (Thirty-first); 4.05 to Form 8-K filed May 13, 2016 in 1-31508 (Thirty-second); 4.16 to Form 8-K filed September 15, 2016 in 1-31508 (Thirty-third); 4.16 to Form 8-K filed November 14, 2017 in 1-31508 (Thirty-fourth); 4.1 to Form 8-K filed November 21, 2018 in 1-31508 (Thirty-fifth); 4.1 to Form 8-K12B filed December 3, 2018 in 1-31508 (Thirty-sixth); and 4(a) to Form 8-K filed December 12, 2018 in 1-31508 (Thirty-seventh)).

Entergy New Orleans

(f) 1 --
Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by the following Supplemental Indentures: 4(f)1 to Form 10-K for the year ended December 31, 2017 in 1-35747 (Mortgage); 4(f)1 to Form 10-K for the year ended December 31, 2017 in 1-35747 (Third); 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh); 4.02 to Form 8-K filed November 23, 2010 in 0-5807 (Fifteenth); 4.02 to Form 8-K filed November 29, 2012 in 1-35747 (Sixteenth); 4.02 to Form 8-K filed June 21, 2013 in 1-35747 (Seventeenth); 4(m) to Form 10-Q for the quarter ended March 31, 2016 in 1-35747 (Eighteenth); 4.02 to Form 8-K filed March 22, 2016 in 1-35747 (Nineteenth); 4.02 to Form 8-K filed May 24, 2016 in 1-35747 (Twentieth); 4.1 to Form 8-K12B filed December 1, 2017 in 1-35747 (Twenty-first); and 4(a) to Form 8-K filed September 27, 2018 in 1-35747 (Twenty-second)).

*(f) 2 --
Second Amended and Restated Credit Agreement dated as of November 16, 2018, among Entergy New Orleans, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Bank of America, N.A., as Administrative Agent and LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto.

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

(g) 3 --
Officer’s Certificate No. 7-B-5 dated May 13, 2014, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4(g)4 to Form 10-K for the year ended December 31, 2017 in 1-34360).

(g) 4 --
Officer’s Certificate No. 8-B-6 dated May 18, 2015, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.40 to Form 8-K filed May 21, 2015 in 1-34360).

(g) 5 --
Officer’s Certificate No. 9-B-7 dated March 8, 2016, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.40 to Form 8-K filed March 11, 2016 in 1-34360).

(g) 6 --
Officer’s Certificate No. 10-B-8 dated November 14, 2017, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.48 to Form 8-K filed November 17, 2017 in 1-34360).

(g) 7 --
Officer’s Certificate No. 12-B-9 dated January 3, 2019, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.47(a) to Form 8-K filed January 8, 2019 in 1-34360).

(g) 8 --
Officer’s Certificate No. 12-B-10 dated January 3, 2019, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.47(b) to Form 8-K filed January 8, 2019 in 1-34360).

(g) 9 --
Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Texas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BNP Paribas, Mizuho Bank, Ltd., and The Bank of Nova Scotia, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4(j) to Form 10-Q for the quarter ended September 30, 2018 in 1-34360).

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

+(a) 45 --
Second Amendment to The 2015 Entergy Corporation Non-Employee Director Stock Program Established under the 2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (10(g) to Form 10-Q for the quarter ended June 30, 2018 in 1-11299).

+(a) 46 --	Entergy Nuclear Retention Plan, as amended and restated effective January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 47 --	Form of Stock Option Grant Agreement (10(a)46 to Form 10-K for the year ended December 31, 2017 in 1-11299).

+(a) 48 --	Form of Long Term Incentive Program Performance Unit Agreement (10(a)47 to Form 10-K for the year ended December 31, 2017 in 1-11299).

+(a) 49 --	Form of Restricted Stock Grant Agreement (10(a)48 to Form 10-K for the year ended December 31, 2017 in 1-11299).

+(a) 50 --	Form of Restricted Stock Units Grant Agreement (10(a)49 to Form 10-K for the year ended December 31, 2017 in 1-11299)..

+(a) 51 --	Restricted Units Agreement between Roderick K. West and Entergy Corporation effective May 1, 2013 (10(a) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 52 --	Restricted Stock Unit Agreement between Andrew Marsh and Entergy Corporation effective August 3, 2015 (10(a)102 to Form 10-K for the year ended December 31, 2015 in 1-11299).

+(a) 53 --
Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries as amended and restated effective January 1, 2016 (Appendix B to 2015 Entergy Corporation’s Definitive Proxy Statement filed on March 20, 2015 in 1-11299).

+(a) 54 --	Entergy Corporation Service Recognition Program for Non-Employee Directors, as amended and restated effective June 1, 2015 (10(d) to Form 10-Q for the quarter ended June 30, 2015 in 1-11299).

+(a) 55 --	Restricted Stock Units Agreement by and between A. Christopher Bakken, III and Entergy Corporation effective April 6, 2016 (10(a)54 to Form 10-K for the year ended December 31, 2016 in 1-11299).

+(a) 56 --	Offer Letter, dated January 28, 2016, by and between A. Christopher Bakken, III and Entergy Services (10(a)55 to Form 10-K for the year ended December 31, 2016 in 1-11299)

(a) 57 --
Confirmation of Forward Sale Transaction, dated June 6, 2018, between Entergy Corporation and Morgan Stanley & Co. LLC in its capacity as a Forward Purchaser (10.1 to Form 8-K filed June 11, 2018 in 1-11299).

(a) 58 --
Confirmation of Forward Sale Transaction, dated June 6, 2018, between Entergy Corporation and Goldman Sachs & Co. LLC in its capacity as a Forward Purchaser (10.2 to Form 8-K filed June 11, 2018 in 1-11299).

(a) 59 --
Confirmation of Forward Sale Transaction, dated June 6, 2018, between Entergy Corporation and JPMorgan Chase Bank, National Association in its capacity as a Forward Purchaser (10.3 to Form 8-K filed June 11, 2018 in 1-11299).

(a) 60 --
Confirmation of Additional Forward Sale Transaction, dated June 7, 2018, between Entergy Corporation and Morgan Stanley & Co. LLC in its capacity as a Forward Purchaser (10.4 to Form 8-K filed June 11, 2018 in 1-11299).

(a) 61 --
Confirmation of Additional Forward Sale Transaction, dated June 7, 2018, between Entergy Corporation and Goldman Sachs & Co. LLC in its capacity as a Forward Purchaser (10.5 to Form 8-K filed June 11, 2018 in 1-11299).

(a) 62 --
Confirmation of Additional Forward Sale Transaction, dated June 7, 2018, between Entergy Corporation and JPMorgan Chase Bank, National Association in its capacity as a Forward Purchaser (10.6 to Form 8-K filed June 11, 2018 in 1-11299).

System Energy

(b) 1 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (10(b)1 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 2 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (10(b)2 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 3 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (10(b)3 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 4 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (10(b)4 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 5 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (10(b)5 to Form 10-K for the year ended December 31, 2017 in 1-9067).

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

(b) 8 --	Capital Funds Agreement, dated June 21, 1974, between Entergy Corporation and System Energy (10(b)8 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 9 --	First Amendment to Capital Funds Agreement, dated as of June 1, 1989 (10(b)9 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 10 --
Thirty-seventh Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 2012, among Entergy Corporation, System Energy, and The Bank of New York Mellon, as successor trustee (10(a)19 to Form 10-K for the year ended December 31, 2012 in 1-11299).

(b) 11 --
Facility Lease No. 1, dated as of December 1, 1988, between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (10(b)11 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 12 --	Lease Supplement No. 4, dated as of January 15, 2014, to Facility Lease No. 1 (10(b)12 to Form 10-K for the year ended December 31, 2016 in 1-11299).

(b) 13 --
Facility Lease No. 2, dated as of December 1, 1988 between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (10(b)13 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 14 --	Lease Supplement No. 4, dated as of May 28, 2014, to Facility Lease No. 2 (10(b)14 to Form 10-K for the year ended December 31, 2016 in 1-11299).

(b) 15 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (10(b)15 to Form 10-K for the year ended December 31, 2017 in 1-9067).

*(b) 16 --	Unit Power Sales Agreement among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans dated as of June 10, 1982, as amended and revised.

Entergy Louisiana

(c) 1 --
Amendment, effective as of May 26, 2017, to the Fourth Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC effective as of September 19, 2015 (10(c)1 to Form 10-K for the year ended December 31, 2017 in 1-32718).

(14) Code of Ethics

Entergy Corporation

(a)	Entergy Corporation Code of Business Conduct and Ethics (14 to Form 10-Q for the quarter ended September 30, 2018 in 1-11299).

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 529.

*(24)  Powers of Attorney

(31)  Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32)  Section 1350 Certifications

*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Louisiana.

*(f)	Section 1350 Certification for Entergy Louisiana.

*(g)	Section 1350 Certification for Entergy Mississippi.

*(h)	Section 1350 Certification for Entergy Mississippi.

*(i)	Section 1350 Certification for Entergy New Orleans.

*(j)	Section 1350 Certification for Entergy New Orleans.

*(k)	Section 1350 Certification for Entergy Texas.

*(l)	Section 1350 Certification for Entergy Texas.

*(m)	Section 1350 Certification for System Energy.

*(n)	Section 1350 Certification for System Energy.

(101)  XBRL Documents

Entergy Corporation

*INS -	XBRL Instance Document.

*SCH -	XBRL Taxonomy Extension Schema Document.

*CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

*DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

*LAB -	XBRL Taxonomy Extension Label Linkbase Document.

*PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________

*	Filed herewith.
+	Management contracts or compensatory plans or arrangements.

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

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019

Leo P. Denault (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President and Chief Financial Officer; Principal Financial Officer); John R. Burbank, Patrick J. Condon, Kirkland H. Donald, Philip L. Frederickson, Alexis M. Herman, Stuart L. Levenick, Blanche L. Lincoln, and Karen A. Puckett (Directors).

By: /s/ Alyson M. Mount	February 26, 2019
(Alyson M. Mount, Attorney-in-fact)

ENTERGY ARKANSAS, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY ARKANSAS, LLC

By /s/ Alyson M. Mount
Alyson M. Mount
Senior Vice President and Chief Accounting Officer

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019

Laura R. Landreaux (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Alyson M. Mount	February 26, 2019
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

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Alyson M. Mount	February 26, 2019
(Alyson M. Mount, Attorney-in-fact)

ENTERGY MISSISSIPPI, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY MISSISSIPPI, LLC

By /s/ Alyson M. Mount
Alyson M. Mount
Senior Vice President and Chief Accounting Officer

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Alyson M. Mount	February 26, 2019
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

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019

David D. Ellis (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Alyson M. Mount	February 26, 2019
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

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019

Sallie T. Rainer (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Alyson M. Mount	February 26, 2019
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

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019

Roderick K. West (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); A. Christopher Bakken, III and Steven C. McNeal (Directors).

By: /s/ Alyson M. Mount	February 26, 2019
(Alyson M. Mount, Attorney-in-fact)

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-213335 on Form S-3 and in Registration Statements Nos. 333-140183, 333-174148, 333-204546, 333-206556, and 333-227150 on Form S-8 of our reports dated February 26, 2019, relating to the consolidated financial statements and financial statement schedule of Entergy Corporation and Subsidiaries, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 2018.

We consent to the incorporation by reference in Registration Statement No. 333-213335-06 on Form S-3 of our reports dated February 26, 2019, relating to the consolidated financial statements and financial statement schedule of Entergy Arkansas, LLC and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Arkansas, LLC for the year ended December 31, 2018.

We consent to the incorporation by reference in Registration Statement No. 333-213335-03 on Form S-3 of our reports dated February 26, 2019, relating to the consolidated financial statements and financial statement schedule of Entergy Louisiana, LLC and Subsidiaries appearing in this Annual Report on Form 10‑K of Entergy Louisiana, LLC for the year ended December 31, 2018.

We consent to the incorporation by reference in Registration Statement No. 333-213335-02 on Form S-3 of our reports dated February 26, 2019, relating to the financial statements and financial statement schedule of Entergy Mississippi, LLC appearing in this Annual Report on Form 10‑K of Entergy Mississippi, LLC for the year ended December 31, 2018.

We consent to the incorporation by reference in Registration Statement No. 333-213335-05 on Form S-3 of our reports dated February 26, 2019, relating to the consolidated financial statements and financial statement schedule of Entergy Texas, Inc. and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. for the year ended December 31, 2018.

We consent to the incorporation by reference in Registration Statement No. 333-213335-04 on Form S-3 of our report dated February 26, 2019, relating to the financial statements of System Energy Resources, Inc. appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2018.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and the Corporation’s internal control over financial reporting as of December 31, 2018, and have issued our reports thereon dated February 26, 2019. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of
Entergy Texas, Inc. and Subsidiaries

To the members and Board of Directors of
Entergy Arkansas, LLC and Subsidiaries
Entergy Louisiana, LLC and Subsidiaries
Entergy Mississippi, LLC
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of Entergy Arkansas, LLC and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, Entergy New Orleans, LLC and Subsidiaries, and Entergy Texas, Inc. and Subsidiaries, and we have also audited the financial statements of Entergy Mississippi, LLC (collectively the “Companies”) as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and have issued our reports thereon dated February 26, 2019. Our audits also included the financial statement schedules of the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the respective Companies’ management. Our responsibility is to express an opinion on the Companies’ financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2019

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017, and 2016
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2018	$13,587	$3,936	$10,201	$7,322
2017	$11,924	$4,211	$2,548	$13,587
2016	$39,895	$7,505	$35,476	$11,924
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017, and 2016
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2018	$1,063	$810	$609	$1,264
2017	$1,211	$503	$651	$1,063
2016	$34,226	$902	$33,917	$1,211
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017, and 2016
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2018	$8,430	$2,395	$9,012	$1,813
2017	$6,277	$3,108	$955	$8,430
2016	$4,209	$2,942	$874	$6,277
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY MISSISSIPPI, LLC
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017, and 2016
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2018	$574	$265	$276	$563
2017	$549	$255	$230	$574
2016	$718	$259	$428	$549
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017, and 2016
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2018	$3,057	$187	$22	$3,222
2017	$3,059	$152	$154	$3,057
2016	$268	$2,872	$81	$3,059
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017, and 2016
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2018	$463	$279	$281	$461
2017	$828	$192	$557	$463
2016	$474	$531	$177	$828
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.