Form 10-Q
period 2019-03-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES, INC; ENTERGY ARKANSAS, LLC; ENTERGY MISSISSIPPI, LLC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, LLC
filed 2019-05-03
CIK 65984, 202584, 7323, 66901, 1348952, 1427437, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.

1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-35747	ENTERGY NEW ORLEANS, LLC (a Texas limited liability company) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 82-2212934

1-10764	ENTERGY ARKANSAS, LLC (a Texas limited liability company) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 83-1918668	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 10055 Grogans Mill Road The Woodlands, Texas 77380 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 47-4469646	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-31508	ENTERGY MISSISSIPPI, LLC (a Texas limited liability company) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 83-1950019

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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company	Emerging growth company
Entergy Corporation	✓
Entergy Arkansas, LLC			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, LLC			✓
Entergy New Orleans, LLC			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Trading Symbol	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	ETR	Common Stock, $0.01 Par Value – 189,926,451 shares outstanding at April 30, 2019	New York Stock Exchange LLC NYSE Chicago, Inc.

Entergy Arkansas, LLC	EAB	Mortgage Bonds, 4.90% Series due December 2052	New York Stock Exchange LLC
	EAE	Mortgage Bonds, 4.75% Series due June 2063	New York Stock Exchange LLC
	EAI	Mortgage Bonds, 4.875% Series due September 2066	New York Stock Exchange LLC

Entergy Louisiana, LLC	ELJ	Mortgage Bonds, 5.25% Series due July 2052	New York Stock Exchange LLC
	ELU	Mortgage Bonds, 4.70% Series due June 2063	New York Stock Exchange LLC
	ELC	Mortgage Bonds, 4.875% Series due September 2066	New York Stock Exchange LLC

Entergy Mississippi, LLC	EMP	Mortgage Bonds, 4.90% Series due October 2066	New York Stock Exchange LLC

Entergy New Orleans, LLC	ENJ	Mortgage Bonds, 5.0% Series due December 2052	New York Stock Exchange LLC
	ENO	Mortgage Bonds, 5.50% Series due April 2066	New York Stock Exchange LLC

Entergy Texas, Inc.	EZT	Mortgage Bonds, 5.625% Series due June 2064	New York Stock Exchange LLC

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10‑K for the calendar year ended December 31, 2018, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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

•
resolution of pending or future applications, and related regulatory proceedings and litigation, for license modifications or other authorizations required of nuclear generating facilities and the effect of public and political opposition on these applications, regulatory proceedings, and litigation;

•	the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at Entergy’s nuclear generating facilities;

•
increases in costs and capital expenditures that could result from changing regulatory requirements, emerging operating and industry issues, and the commitment of substantial human and capital resources required for the safe and reliable operation and maintenance of Entergy’s nuclear generating facilities;

•	Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;

•
prices for power generated by Entergy’s merchant generating facilities and the ability to hedge, meet credit support requirements for hedges, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants, especially in light of the planned shutdown and sale of each of these nuclear plants;

FORWARD-LOOKING INFORMATION (Continued)

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

•
changes in environmental laws and regulations, agency positions or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter and other regulated air emissions, heat and other regulated discharges to water, requirements for waste management and disposal and for the remediation of contaminated sites, wetlands protection and permitting, and changes in costs of compliance with environmental laws and regulations;

•	changes in laws and regulations, agency positions, or associated litigation related to protected species and associated critical habitat designations;

•
the effects of changes in federal, state, or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, trade/tariff, or energy policies;

•	the effects of full or partial shutdowns of the federal government or delays in obtaining government or regulatory actions or decisions;

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

•	effects of climate change, including the potential for increases in extreme weather events and sea levels or coastal land and wetland loss;

•	changes in the quality and availability of water supplies and the related regulation of water use and diversion;

•	Entergy’s ability to manage its capital projects and operation and maintenance costs;

•	Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;

•
the economic climate, and particularly economic conditions in Entergy’s Utility service area and the northern United States and events and circumstances that could influence economic conditions in those areas, including power prices, and the risk that anticipated load growth may not materialize;

•	federal income tax reform, including the enactment of the Tax Cuts and Jobs Act, and its intended and unintended consequences on financial results and future cash flows;

•	the effects of Entergy’s strategies to reduce tax payments, especially in light of federal income tax reform;

•
changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to capital and Entergy’s ability to refinance existing securities, execute share repurchase programs, and fund investments and acquisitions;

•	actions of rating agencies, including changes in the ratings of debt, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	the effect of litigation and government investigations or proceedings;

•
changes in technology, including (i) Entergy’s ability to implement new or emerging technologies, (ii) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management, and other measures that reduce load, and (iii) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;

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

FORWARD-LOOKING INFORMATION (Concluded)

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

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which was sold in March 2017
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2018 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Nuclear Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Parent & Other	The portions of Entergy not included in the Utility or Entergy Wholesale Commodities segments, primarily consisting of the activities of the parent company, Entergy Corporation
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Louisiana
SEC	Securities and Exchange Commission
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

Vermont Yankee
Vermont Yankee Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in December 2014 and was disposed of in January 2019

Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, owned by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

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

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of the operation and planned shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants.

See Note 7 to the financial statements herein for financial information regarding Entergy’s business segments.

Results of Operations

First Quarter 2019 Compared to First Quarter 2018

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the first quarter 2019 to the first quarter 2018 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2018 Consolidated Net Income (Loss)	$217,940	($17,779)	($63,961)	$136,200

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(43,585)	10,643	19	(32,923)
Other operation and maintenance	(2,636)	(2,116)	4,218	(534)
Asset write-offs, impairments, and related charges	—	1,055	—	1,055
Taxes other than income taxes	(2,191)	(3,607)	(845)	(6,643)
Depreciation and amortization	10,020	(111)	300	10,209
Other income	7,076	182,512	(1,738)	187,850
Interest expense	5,650	919	7,317	13,886
Other expenses	229	15,171	—	15,400
Income taxes	(63,788)	66,986	(4,090)	(892)

2019 Consolidated Net Income (Loss)	$234,147	$97,079	($72,580)	$258,646

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

First quarter 2019 results of operations includes impairment charges of $74 million ($58 million net-of-tax) and first quarter 2018 results of operations includes impairment charges of $73 million ($58 million net-of-tax) due to costs being charged directly to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter 2019 to the first quarter 2018:

Amount
(In Millions)
2018 net revenue	$1,460
Return of unprotected excess accumulated deferred income taxes to customers	(61)
Volume/weather	(38)
Retail electric price	61
Other	(6)
2019 net revenue	$1,416

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity in 2019 at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. There is no effect on net income as the reductions in net revenue were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in industrial usage. The increase in industrial usage is primarily driven by continued growth from new and expansion projects and increased demand from existing customers.

The retail electric price variance is primarily due to:

•	the regulatory charges recorded in first quarter 2018 to reflect the effects of regulatory agreements to return the benefits of the lower income tax rate in 2018 to Entergy Louisiana customers;

•	an increase in formula rate plan rates effective with the first billing cycle of January 2019 at Entergy Arkansas, as approved by the APSC;

•	a base rate increase effective October 2018 at Entergy Texas, as approved by the PUCT;

•	an increase in formula rate plan revenues implemented with the first billing cycle of September 2018 at Entergy Louisiana, as approved by the LPSC; and

•	the implementation of an advanced metering system customer charge effective January 2019 at Entergy Louisiana, as approved by the LPSC.

See Note 2 to the financial statements in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the first quarter 2019 to the first quarter 2018:

Amount
(In Millions)
2018 net revenue	$382
Nuclear volume	15
Other	(4)
2019 net revenue	$393

As shown in the table above, net revenue for Entergy Wholesale Commodities increased by $11 million in the first quarter 2019 as compared to the first quarter 2018 primarily due to higher volume in the Entergy Wholesale Commodities nuclear fleet resulting from fewer non-refueling outage days in the first quarter 2019 as compared to the first quarter 2018.

Following are key performance measures for Entergy Wholesale Commodities for the first quarters 2019 and 2018:

	2019	2018
Owned capacity (MW)	3,962	3,962
GWh billed	7,203	6,996

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	85%	83%
GWh billed	6,690	6,408
Average energy price ($/MWh)	$51.43	$52.29
Average capacity price ($/kW-month)	$4.71	$3.83
Refueling outage days:
Indian Point 2	—	13
Indian Point 3	21	—

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $588 million for the first quarter 2018 to $585 million for the first quarter 2019 primarily due to:

•
a decrease of $20 million in nuclear generation expenses primarily due to a lower scope of work performed in the first quarter 2019 as compared to first quarter 2018 and lower nuclear labor costs, including contract labor;

•	a decrease of $5 million in storm damage provisions at Entergy Mississippi. See Note 2 to the financial statements in the Form 10-K for discussion of storm cost recovery; and

•	a decrease of $4 million in energy efficiency costs due to the timing of recovery from customers.

The decrease was partially offset by:

•	an increase of $8 million in information technology costs primarily due to higher software maintenance costs and higher contract costs;

•	an increase of $5 million in outside legal costs primarily due to a settlement received in 2018 which reduced legal costs in the first quarter 2018;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $4 million in spending on customer initiatives to explore new technologies and services;

•	an increase of $3 million in advanced metering costs, including customer education costs; and

•	an increase of $3 million in fossil-fueled generation expenses due to a higher scope of work performed in the first quarter 2019 as compared to the first quarter 2018.

Depreciation and amortization expenses increased primarily due to additions to plant in service, partially offset by updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement as part of a settlement approved by the FERC in August 2018. See Note 2 to the financial statements in the Form 10-K for further discussion of the Unit Power Sales Agreement.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2019, which included the Lake Charles Power Station, St. Charles Power Station, Montgomery County Power Station, and New Orleans Power Station projects. The increase was partially offset by changes in decommissioning trust fund activity, including portfolio rebalancing of certain of the decommissioning trust funds in 2018.

Interest expense increased primarily due to an increase in debt outstanding at the Utility operating companies. See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for a discussion of long-term debt.

Entergy Wholesale Commodities

Other income increased primarily due to gains on decommissioning trust fund investments in the first quarter 2019 as compared to the first quarter 2018. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments.

Other expenses increased primarily due to an increase in nuclear refueling outage expenses as a result of the amortization of higher costs associated with a refueling outage at Palisades.

Income Taxes

The effective income tax rate was 14.2% for the first quarter 2019. The difference in the effective income tax rate for the first quarter 2019 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes, partially offset by the tax effects of the disposition of Vermont Yankee. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for a discussion of the tax effects of the Vermont Yankee disposition.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Tax Cuts and Jobs Act enacted in December 2017.  Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2018 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Entergy Wholesale Commodities Exit from the Merchant Power Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for a discussion of management’s strategy to shut down and sell all remaining plants in the Entergy Wholesale Commodities’ merchant nuclear fleet.  Following are updates to that discussion.

Vermont Yankee Disposition

As discussed in more detail in Note 16 to the financial statements herein, in January 2019, Entergy transferred 100% of the membership interests in Entergy Nuclear Vermont Yankee, LLC, the owner of the Vermont Yankee plant, to a subsidiary of NorthStar.

Planned Sale of Pilgrim

As discussed in the Form 10-K, Entergy entered into a purchase and sale agreement to sell 100% of the equity interests in Entergy Nuclear Generation Company, the owner of Pilgrim, for $1,000 (subject to adjustments for net liabilities and other amounts). The sale of Entergy Nuclear Generation Company will include the transfer of the nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. Subject to the conditions discussed in the Form 10-K, the transaction is expected to close by the end of 2019. The transaction is expected to result in a loss based on the difference between Entergy’s adjusted net investment in Entergy Nuclear Generation Company and the sale price plus any agreed adjustments. As of March 31, 2019, Entergy’s adjusted net investment in Entergy Nuclear Generation Company was $180 million. The primary variables in the ultimate loss that Entergy will incur are the values of the nuclear decommissioning trust and the asset retirement obligation at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing.

Planned Sale of Indian Point Energy Center

In April 2019, Entergy entered into an agreement to sell, directly or indirectly, 100% of the equity interests in the subsidiaries that own Indian Point 1, Indian Point 2, and Indian Point 3, after Indian Point 3 has been shut down and defueled, to a Holtec International subsidiary for decommissioning. The sale includes the transfer of the licenses, spent fuel, decommissioning liabilities, and nuclear decommissioning trusts for the three units.

The transaction is subject to closing conditions, including approval from the NRC. Entergy and Holtec also plan to seek an order from the New York State Public Service Commission disclaiming jurisdiction, or alternatively approving the transaction. Closing is also conditioned on obtaining from the New York State Department of Environmental Conservation an agreement related to Holtec’s decommissioning plan as being consistent with applicable standards. The transaction closing is targeted for third quarter 2021, following the defueling of Indian Point 3.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

As consideration for the transfer to Holtec of its interest in Indian Point, Entergy will receive nominal cash consideration. The Indian Point transaction is expected to result in a loss based on the difference between Entergy’s adjusted net investment in the subsidiaries at closing and the sale price net of any agreed adjustments. As of March 31, 2019, Entergy’s adjusted net investment in the Indian Point units was $315 million. The primary variables in the ultimate loss that Entergy will incur are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of unrealized any deferred tax balances at closing. The terms of the transaction include limitations on withdrawals from the nuclear decommissioning trusts to fund decommissioning activities and controls on how Entergy manages the investment of nuclear decommissioning trust assets between signing and closing; however, the agreement does not require a minimum level of funding in the nuclear decommissioning trusts as a condition to closing.

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet of approximately $130 million in 2019, of which $34 million has been incurred as of March 31, 2019, and a total of approximately $110 million from 2020 through 2022. In addition, Entergy Wholesale Commodities incurred impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets of $74 million for the three months ended March 31, 2019. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy as of March 31, 2019 is primarily due to the net issuance of debt in 2019.

	March 31, 2019	December 31, 2018
Debt to capital	67.8%	66.7%
Effect of excluding securitization bonds	(0.5%)	(0.6%)
Debt to capital, excluding securitization bonds (a)	67.3%	66.1%
Effect of subtracting cash	(1.2%)	(0.6%)
Net debt to net capital, excluding securitization bonds (a)	66.1%	65.5%

(a)
Calculation excludes the Arkansas, Louisiana, New Orleans, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas, respectively.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, financing lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2023.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2019 was 4.03% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2019:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$320	$6	$3,174

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of March 31, 2019, Entergy Corporation had approximately $1,942 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2019 was 3.03%.

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Vermont Yankee Asset Retirement Management, LLC, Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in November 2020. As of March 31, 2019, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the three months ended March 31, 2019 was 4.28% on the drawn portion of the facility. See Note 14 to the financial statements in the Form 10-K and Note 16 to the financial statements herein for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of planned construction and other capital investments by operating segment for 2019 through 2021. Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Choctaw Generating Station

In August 2018, Entergy Mississippi announced that it signed an asset purchase agreement to acquire from a subsidiary of GenOn Energy Inc. the Choctaw Generating Station, an 810 MW natural gas fired combined-cycle turbine plant located near French Camp, Mississippi.  The purchase price is expected to be approximately $314 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $401 million.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and the FERC. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act has occurred.  In October 2018, Entergy Mississippi filed an application with the MPSC seeking approval of the acquisition and cost recovery. In a separate filing in October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions approved by the MPSC. Closing is expected to occur by the end of 2019. Due diligence performed on the plant indicates that there exists a potential mechanical issue that must be addressed prior to closing.  There is some possibility that closing may be delayed to allow time for this issue to be resolved.

Searcy Solar Facility

                In March 2019, Entergy Arkansas announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar energy facility that will be sited on approximately 800 acres in White County near Searcy, Arkansas.  The purchase is contingent upon, among other things, obtaining necessary approvals from applicable federal and state regulatory and permitting agencies.  The project will be constructed by a subsidiary of NextEra Energy Resources.  Entergy Arkansas will purchase the facility upon completion and after the other purchase contingencies have been met.   Closing is expected to occur by the end of 2021.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its April 2019 meeting, the Board declared a dividend of $0.91 per share, which is the same quarterly dividend per share that Entergy has paid since the third quarter 2018.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
	(In Millions)
Cash and cash equivalents at beginning of period	$481	$781

Cash flow provided by (used in):
Operating activities	501	557
Investing activities	(951)	(974)
Financing activities	952	841
Net increase in cash and cash equivalents	502	424

Cash and cash equivalents at end of period	$983	$1,205

Operating Activities

Net cash flow provided by operating activities decreased by $56 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to:

•
the return of unprotected excess accumulated deferred income taxes to Utility customers. See Note 2 to the financial statements in the Form 10-K for a discussion of the regulatory activity regarding the Tax Cuts and Jobs Act;

•	the effect of less favorable weather on billed Utility sales in 2019;

•	an increase of $41 million in spending on nuclear refueling outages in 2019 as compared to the same period in 2018; and

•	an increase of $29 million in interest paid in 2019 as compared to the same period in 2018 resulting from an increase in debt outstanding.

The decrease was partially offset by:

•
an increase due to the timing of recovery of fuel and purchased power costs in 2019 as compared to the same period in 2018. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery; and

•
a decrease of $80 million in pension contributions in 2019 as compared to same period in 2018. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $23 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to:

•	a decrease in collateral posted to provide credit support to secure its obligations under agreements to sell power produced by Entergy Wholesale Commodities’ power plants; and

•
an increase of $11 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The decrease was partially offset by changes in the decommissioning trust funds and an increase of $20 million in construction expenditures, primarily in the Utility business. The increase in construction expenditures in the Utility business is primarily due to:

•	an increase of $32 million in transmission construction expenditures due to a higher scope of work performed in 2019 on various projects;

•	an increase of $27 million in distribution construction expenditures primarily due to a higher scope of work performed in 2019 on various projects; and

•	an increase of $21 million in nuclear construction expenditures primarily due to higher spending on various nuclear projects.

The increase in construction expenditures was partially offset by:

•	a decrease of $33 million in fossil-fueled generation construction expenditures primarily due to lower spending in 2019 on self-build projects in the Utility business; and

•	a decrease of $22 million in information technology capital expenditures primarily due to lower spending in 2019 on various projects.

Financing Activities

Net cash flow provided by financing activities increased $111 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a decrease in net repayments of $812 million of commercial paper in 2019. The increase was partially offset by:

•	long-term debt activity providing approximately $1,145 million of cash in 2019 compared to approximately $1,772 million in 2018;

•
the repurchase in first quarter 2019 of $50 million of Class A mandatorily redeemable preferred membership units in Entergy Holdings Company LLC, a wholly-owned Entergy subsidiary, that were held by a third party; and

•	short-term borrowings of $39 million in 2018 by the nuclear fuel company variable interest entities.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both. In addition to its forward physical power contracts, Entergy Wholesale Commodities may also use a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk. The sensitivities may not reflect the total maximum upside potential from higher market prices. The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation. Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of March 31, 2019 (2019 represents the remainder of the year):

Entergy Wholesale Commodities Nuclear Portfolio

	2019	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	98%	95%	91%	66%
Planned generation (TWh) (c) (d)	18.6	17.7	9.6	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of March 31, 2019	$34.7	$42.0	$56.9	$58.8

Capacity
Percent of capacity sold forward (e):
Bundled capacity and energy contracts (f)	27%	37%	68%	97%
Capacity contracts (g)	30%	27%	—%	—%
Total	57%	64%	68%	97%
Planned net MW in operation (average) (d)	3,167	2,195	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$5.1	$3.2	$—	$—

Total Energy and Capacity Revenues (h)
Expected sold and market total revenue per MWh	$38.9	$45.1	$55.0	$47.5
Sensitivity: -/+ $10 per MWh market price change	$38.7-$39.1	$45.0-$45.2	$54.1-$55.9	$44.1-$51.0

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty. Positions that are not classified as hedges are netted in the planned generation under contract.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

(c)	Amount of output expected to be generated by Entergy Wholesale Commodities nuclear resources considering plant operating characteristics and outage schedules.

(d)
Assumes the planned shutdown of Pilgrim on May 31, 2019, planned shutdown of Indian Point 2 on April 30, 2020, planned shutdown of Indian Point 3 on April 30, 2021, and planned shutdown of Palisades on May 31, 2022. For a discussion regarding the planned shutdown of the Pilgrim, Indian Point 2, Indian Point 3, and Palisades plants, see “Entergy Wholesale Commodities Exit from the Merchant Power Business” above.

(e)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.

(f)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.

(g)	A contract for the sale of an installed capacity product in a regional market.

(h)
Includes assumptions on converting a portion of the portfolio to contracted with fixed price and excludes non-cash revenue from the amortization of the Palisades below-market purchased power agreement, mark-to-market activity, and service revenues.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on March 31, 2019 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $4 million for the remainder of 2019. As of March 31, 2018, a positive $10 per MW change would have had a corresponding effect on pre-tax income of $1.4 million for the remainder of 2018. A negative $10 per MWh change in the annual average energy price in the markets based on March 31, 2019 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($4) million for the remainder of 2019. As of March 31, 2018, a negative $10 per MW change would have had a corresponding effect on pre-tax income of ($1.4) million for the remainder of 2018.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At March 31, 2019, based on power prices at that time, Entergy had liquidity exposure of $121 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $34 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of March 31, 2019, Entergy would have been required to provide approximately $75 million of additional cash or letters of credit under some of the agreements. As of March 31, 2019, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $235 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of March 31, 2019, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Pilgrim

In March 2019 the NRC moved Pilgrim from its “multiple/repetitive degraded cornerstone column,” or Column 4, of its Reactor Oversight Process Action Matrix to its “licensee response column,” or Column 1.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See Note 1 to the financial statements in the Form 10-K for discussion of new accounting pronouncements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	2019	2018
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,121,024	$2,248,262
Natural gas	54,948	56,695
Competitive businesses	433,612	418,924
TOTAL	2,609,584	2,723,881

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	478,330	443,296
Purchased power	339,507	396,023
Nuclear refueling outage expenses	50,441	42,760
Other operation and maintenance	783,051	783,585
Asset write-offs, impairments, and related charges	73,979	72,924
Decommissioning	102,119	94,400
Taxes other than income taxes	158,575	165,218
Depreciation and amortization	357,274	347,065
Other regulatory charges (credits)	(16,946)	42,946
TOTAL	2,326,330	2,388,217

OPERATING INCOME	283,254	335,664

OTHER INCOME
Allowance for equity funds used during construction	38,216	28,343
Interest and investment income	228,149	16,870
Miscellaneous - net	(64,658)	(31,356)
TOTAL	201,707	13,857

INTEREST EXPENSE
Interest expense	200,993	182,923
Allowance for borrowed funds used during construction	(17,449)	(13,265)
TOTAL	183,544	169,658

INCOME BEFORE INCOME TAXES	301,417	179,863

Income taxes	42,771	43,663

CONSOLIDATED NET INCOME	258,646	136,200

Preferred dividend requirements of subsidiaries	4,109	3,439

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$254,537	$132,761

Earnings per average common share:
Basic	$1.34	$0.73
Diluted	$1.32	$0.73

Basic average number of common shares outstanding	189,575,187	180,707,575
Diluted average number of common shares outstanding	192,234,191	181,431,968

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	2019	2018
	(In Thousands)

Net Income	$258,646	$136,200

Other comprehensive income
Cash flow hedges net unrealized gain (loss) (net of tax expense (benefit) of ($5,352) and $25,349)	(12,426)	95,427
Pension and other postretirement liabilities (net of tax expense of $3,249 and $4,568)	11,550	16,574
Net unrealized investment gain (loss) (net of tax expense of $8,073 and $5,375)	13,703	(32,856)
Other comprehensive income	12,827	79,145

Comprehensive Income	271,473	215,345
Preferred dividend requirements of subsidiaries	4,109	3,439
Comprehensive Income Attributable to Entergy Corporation	$267,364	$211,906

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$258,646	$136,200
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	530,224	525,181
Deferred income taxes, investment tax credits, and non-current taxes accrued	104,884	104,607
Asset write-offs, impairments, and related charges	25,462	25,800
Changes in working capital:
Receivables	39,697	131,150
Fuel inventory	(4,401)	(16,261)
Accounts payable	(63,613)	(68,857)
Taxes accrued	(44,083)	(56,301)
Interest accrued	(20,546)	(10,011)
Deferred fuel costs	20,201	(76,238)
Other working capital accounts	(42,016)	(28,004)
Changes in provisions for estimated losses	13,720	10,744
Changes in other regulatory assets	(162,192)	84,349
Changes in other regulatory liabilities	130,924	(31,380)
Changes in pensions and other postretirement liabilities	(7,713)	(97,418)
Other	(278,005)	(76,168)
Net cash flow provided by operating activities	501,189	557,393

INVESTING ACTIVITIES
Construction/capital expenditures	(951,629)	(931,479)
Allowance for equity funds used during construction	38,322	28,512
Nuclear fuel purchases	(38,445)	(49,647)
Insurance proceeds received for property damages	—	1,582
Changes in securitization account	(1,084)	(7,063)
Payments to storm reserve escrow account	(2,285)	(1,175)
Decrease (increase) in other investments	39,045	(406)
Proceeds from nuclear decommissioning trust fund sales	1,307,547	1,091,332
Investment in nuclear decommissioning trust funds	(1,342,429)	(1,106,094)
Net cash flow used in investing activities	(950,958)	(974,438)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,444,230	2,505,726
Treasury stock	35,577	1,952
Retirement of long-term debt	(2,298,855)	(734,000)
Repurchase of preferred membership units	(50,000)	—
Changes in credit borrowings and commercial paper - net	(17)	(773,177)
Other	(1,945)	5,193
Dividends paid:
Common stock	(172,591)	(160,887)
Preferred stock	(4,109)	(3,439)
Net cash flow provided by financing activities	952,290	841,368

Net increase in cash and cash equivalents	502,521	424,323

Cash and cash equivalents at beginning of period	480,975	781,273

Cash and cash equivalents at end of period	$983,496	$1,205,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$214,935	$185,606
Income taxes	($13,844)	($4,297)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$118,384	$56,690
Temporary cash investments	865,112	424,285
Total cash and cash equivalents	983,496	480,975
Accounts receivable:
Customer	589,519	558,494
Allowance for doubtful accounts	(7,458)	(7,322)
Other	158,293	167,722
Accrued unbilled revenues	334,355	395,511
Total accounts receivable	1,074,709	1,114,405
Deferred fuel costs	19,209	27,251
Fuel inventory - at average cost	121,705	117,304
Materials and supplies - at average cost	771,707	752,843
Deferred nuclear refueling outage costs	231,628	230,960
Prepayments and other	205,322	234,326
TOTAL	3,407,776	2,958,064

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	6,877,865	6,920,164
Non-utility property - at cost (less accumulated depreciation)	310,215	304,382
Other	439,849	437,265
TOTAL	7,627,929	7,661,811

PROPERTY, PLANT, AND EQUIPMENT
Electric	50,260,871	49,831,486
Natural gas	509,987	496,150
Construction work in progress	3,289,734	2,888,639
Nuclear fuel	790,398	861,272
TOTAL PROPERTY, PLANT, AND EQUIPMENT	54,850,990	54,077,547
Less - accumulated depreciation and amortization	22,198,769	22,103,101
PROPERTY, PLANT, AND EQUIPMENT - NET	32,652,221	31,974,446

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $333,783 as of March 31, 2019 and $360,790 as of December 31, 2018)	4,908,688	4,746,496
Deferred fuel costs	239,595	239,496
Goodwill	377,172	377,172
Accumulated deferred income taxes	61,255	54,593
Other	330,745	262,988
TOTAL	5,917,455	5,680,745

TOTAL ASSETS	$49,605,381	$48,275,066

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$150,010	$650,009
Notes payable and commercial paper	1,942,322	1,942,339
Accounts payable	1,406,327	1,496,058
Customer deposits	409,433	411,505
Taxes accrued	210,156	254,241
Interest accrued	172,645	193,192
Deferred fuel costs	64,653	52,396
Pension and other postretirement liabilities	62,218	61,240
Current portion of unprotected excess accumulated deferred income taxes	239,664	248,127
Other	203,655	134,437
TOTAL	4,861,083	5,443,544

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,252,292	4,107,152
Accumulated deferred investment tax credits	211,013	213,101
Regulatory liability for income taxes-net	1,737,479	1,817,021
Other regulatory liabilities	1,839,183	1,620,254
Decommissioning and asset retirement cost liabilities	6,577,180	6,355,543
Accumulated provisions	527,866	514,107
Pension and other postretirement liabilities	2,607,394	2,616,085
Long-term debt (includes securitization bonds of $398,291 as of March 31, 2019 and $423,858 as of December 31, 2018)	17,167,886	15,518,303
Other	634,211	1,006,249
TOTAL	35,554,504	33,767,815

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,427	219,402

COMMON EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 261,587,009 shares in 2019 and in 2018	2,616	2,616
Paid-in capital	5,920,183	5,951,431
Retained earnings	8,809,902	8,721,150
Accumulated other comprehensive loss	(551,152)	(557,173)
Less - treasury stock, at cost (71,670,773 shares in 2019 and 72,530,866 shares in 2018)	5,211,182	5,273,719
TOTAL	8,970,367	8,844,305

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$49,605,381	$48,275,066

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2017	$—	$2,548	($5,397,637)	$5,433,433	$7,977,702	($23,531)	$7,992,515
Implementation of accounting standards	—	—	—	—	576,257	(632,617)	(56,360)
Balance at January 1, 2018	$—	$2,548	($5,397,637)	$5,433,433	$8,553,959	($656,148)	$7,936,155

Consolidated net income	3,439	—	—	—	132,761	—	136,200
Other comprehensive income	—	—	—	—	—	79,145	79,145
Common stock issuances related to stock plans	—	—	20,477	(16,170)	—	—	4,307
Common stock dividends declared	—	—	—	—	(160,887)	—	(160,887)
Preferred dividend requirements of subsidiaries	(3,439)	—	—	—	—	—	(3,439)
Reclassification pursuant to ASU 2018-02	—	—	—	—	(32,043)	15,505	(16,538)
Balance at March 31, 2018	$—	$2,548	($5,377,160)	$5,417,263	$8,493,790	($561,498)	$7,974,943

Balance at December 31, 2018	$—	$2,616	($5,273,719)	$5,951,431	$8,721,150	($557,173)	$8,844,305
Implementation of accounting standards	—	—	—	—	6,806	(6,806)	—
Balance at January 1, 2019	$—	$2,616	($5,273,719)	$5,951,431	$8,727,956	($563,979)	$8,844,305

Consolidated net income	4,109	—	—	—	254,537	—	258,646
Other comprehensive income	—	—	—	—	—	12,827	12,827
Common stock issuances related to stock plans	—	—	62,537	(31,248)	—	—	31,289
Common stock dividends declared	—	—	—	—	(172,591)	—	(172,591)
Preferred dividend requirements of subsidiaries	(4,109)	—	—	—	—	—	(4,109)
Balance at March 31, 2019	$—	$2,616	($5,211,182)	$5,920,183	$8,809,902	($551,152)	$8,970,367

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Nine Months Ended		Increase/
Description	2019	2018	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$803	$892	($89)	(10)
Commercial	554	596	(42)	(7)
Industrial	601	597	4	1
Governmental	53	57	(4)	(7)
Total billed retail	2,011	2,142	(131)	(6)
Sales for resale	84	69	15	22
Other	26	37	(11)	(30)
Total	$2,121	$2,248	($127)	(6)

Utility billed electric energy sales (GWh):
Residential	8,471	9,287	(816)	(9)
Commercial	6,423	6,732	(309)	(5)
Industrial	11,683	11,405	278	2
Governmental	601	608	(7)	(1)
Total retail	27,178	28,032	(854)	(3)
Sales for resale	3,814	3,244	570	18
Total	30,992	31,276	(284)	(1)

Entergy Wholesale Commodities:
Operating revenues	$434	$419	$15	4
Billed electric energy sales (GWh)	7,203	6,996	207	3

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

Pilgrim NRC Oversight and Planned Shutdown

See Note 8 to the financial statements in the Form 10-K for a discussion of the NRC’s enhanced inspections of Pilgrim and Entergy’s planned shutdown of Pilgrim on May 31, 2019. In March 2019 the NRC moved Pilgrim from its “multiple/repetitive degraded cornerstone column,” or Column 4, of its Reactor Oversight Process Action Matrix to its “licensee response column,” or Column 1.

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

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2019, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease from $0.01882 per kWh to $0.01462 per kWh and became effective with the first billing cycle in April 2019. In March 2019 the Arkansas Attorney General filed a response to Entergy Arkansas’s annual adjustment and included with its filing a motion for investigation of alleged overcharges to customers in connection with the FERC’s October 2018 order in the opportunity sales proceeding. Entergy Arkansas filed its response to the Attorney General’s motion in April 2019 in which Entergy Arkansas stated its intent to initiate a proceeding to address recovery issues related to the October 2018 FERC order.

Entergy Louisiana

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. In January 2019 the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $7.3 million, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana recorded a provision in the first quarter 2019 for the potential outcome of the audit.

Entergy Mississippi

Mississippi Attorney General Complaint

As discussed in the Form 10-K, the Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution. The defendants have denied the allegations. In December 2008 the Attorney General’s lawsuit was removed to U.S. District Court in Jackson, Mississippi. Pre-trial and settlement conferences were held in October 2018. In October 2018 the District Court rescheduled the trial to April 2019. In April 2019 the District Court remanded the Attorney General’s lawsuit to the Hinds County Chancery Court in Jackson, Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Formula Rate Plan

As discussed in the Form 10-K, the formula rate plan filing that will be made in July 2019 to set the formula rates for the 2020 calendar year will include a netting adjustment that will compare projected costs and sales for 2018 that were approved in the 2017 formula rate plan filing to actual 2018 costs and sales data. In the fourth quarter 2018 Entergy Arkansas recorded a provision of $35.1 million that reflected the estimate of the historical year netting adjustment that will be included in the 2019 filing to reflect the change in formula rate plan revenues associated with actual 2018 results when compared to the allowed rate of return on equity. In the first quarter 2019, Entergy Arkansas recorded an additional $10.5 million provision to reflect the current estimate of the historical year netting adjustment to be included in the 2019 filing.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan

In March 2019, Entergy Mississippi submitted its formula rate plan 2019 test year filing and 2018 look-back filing showing Entergy Mississippi’s earned return for the historical 2018 calendar year to be above the formula rate plan bandwidth and projected earned return for the 2019 calendar year to be below the formula rate plan bandwidth. The 2019 test year filing shows a $36.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.94% return on rate base, within the formula rate plan bandwidth. The 2018 look-back filing compares actual 2018 results to the approved benchmark return on rate base and shows a $10.1 million interim decrease in formula rate plan revenues is necessary. In the fourth quarter 2018, Entergy Mississippi recorded a provision of $9.3 million that reflected the estimate of the difference between the 2018 expected earned rate of return on rate base and an established performance-adjusted benchmark rate of return under the formula rate plan performance-adjusted bandwidth mechanism. In the first quarter 2019, Entergy Mississippi recorded a $0.8 million increase in the provision to reflect the amount shown in the look-back filing. The filing is currently subject to MPSC review. A final order is expected in the second quarter 2019, with the resulting rates effective for the first billing cycle of July 2019.

Filings with the PUCT (Entergy Texas)

Base Rate Case

In January 2019, Entergy Texas filed for recovery of rate case expenses totaling $7.2 million. The amounts requested primarily include internal and external expenses related to litigating the 2018 base rate case. Parties filed testimony in April 2019 recommending a disallowance ranging from $3.2 million to $4.2 million of the $7.2 million requested. Entergy Texas is evaluating its response to the parties’ positions. A hearing is scheduled for June 2019.

Other Filings

In March 2019, Entergy Texas filed with the PUCT a request to set a new distribution cost recovery factor (DCRF) rider. The proposed new DCRF rider is designed to collect approximately $3.2 million annually from Entergy Texas’s retail customers based on its capital invested in distribution between January 1, 2018 and December 31, 2018. A procedural schedule has been established, with a hearing in June 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In December 2018, Entergy Texas filed with the PUCT a request to set a new transmission cost recovery factor (TCRF) rider. The proposed new TCRF rider is designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and September 30, 2018. In April 2019 parties filed testimony proposing a load growth adjustment, which would fully offset Entergy Texas’s proposed TCRF revenue requirement. The PUCT has previously ruled that load growth adjustments should not be included in a TCRF. Entergy Texas filed a motion for interim rates to be effective April 2019. In April 2019 the hearing on Entergy Texas’s motion and the hearing on the merits were held, and the ALJ suspended the date on which the TCRF would be put into permanent effect until July 2019, unless an earlier decision is issued by the PUCT. This matter is currently awaiting the ALJ’s proposal for decision.

Entergy Arkansas Opportunity Sales Proceeding

As discussed in the Form 10-K, in December 2018, Entergy made a compliance filing in response to the FERC’s October 2018 order in the opportunity sales proceeding. The compliance filing provided a final calculation of Entergy Arkansas’s payments to the other Utility operating companies, including interest. No protests were filed in response to the December 2018 compliance filing. The December 2018 compliance filing is pending FERC action.

In February 2019 the LPSC filed a new complaint relating to two issues that were raised in the opportunity sales proceeding, but that, in its October 2018 order, the FERC held were outside the scope of the proceeding. In March 2019, Entergy Services filed an answer and motion to dismiss the new complaint.

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

See the Form 10-K for a discussion of the return on equity complaints filed by the APSC and the MPSC and by the LPSC against System Energy. The LPSC’s complaint also includes a challenge to System Energy’s capital structure. In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing the return on equity complaint, with a refund effective date of April 2018. The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The consolidated hearing has been scheduled for September 2019, and the parties are required to address an order (issued in a separate proceeding involving New England transmission owners) that proposed modifying the FERC’s standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC initiated a new proceeding for the amended capital structure complaint, and System Energy submitted a response in October 2018. In January 2019 the FERC set the amended capital structure complaint for settlement and hearing proceedings. Settlement procedures in the capital structure proceeding commenced in February 2019.

In January 2019 the LPSC and the APSC and MPSC filed direct testimony in the return on equity proceeding. For the refund period January 23, 2017 through April 23, 2018, the LPSC argues for an authorized return on equity for System Energy of 7.81% and the APSC and MPSC argue for an authorized return on equity for System Energy of 8.24%. For the refund period April 27, 2018 through July 27, 2019, and for application on a prospective basis, the LPSC argues for an authorized return on equity for System Energy of 7.97% and the APSC and MPSC argue for an authorized return on equity for System Energy of 8.41%. In March 2019, System Energy submitted answering testimony in the return on equity proceeding. For the first refund period, System Energy’s testimony argues for a return on equity of 10.10% (median) or 10.70% (midpoint). For the second refund period, System Energy’s testimony shows that the calculated returns on equity for the first period fall within the range of presumptively just and reasonable returns on equity, and thus the second complaint should be dismissed (and the first period return on equity used going forward). If the FERC nonetheless were to set a new return on equity for the second period (and going forward), System Energy argues the return on equity should be either 10.32% (median) or 10.69% (midpoint).

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Grand Gulf Sale-leaseback Renewal Complaint

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1.

In February 2019 the presiding ALJ ruled that the hearing ordered by the FERC includes the issue of whether specific subcategories of accumulated deferred income tax should be included in, or excluded from, System Energy’s formula rate. In March 2019 the LPSC, MPSC, APSC and City Council filed direct testimony. The LPSC testimony seeks refunds that include the renewal lease payments (approximately $17.2 million per year since July 2015), rate base reductions for accumulated deferred income taxes associated with uncertain tax positions (claimed to be approximately $334.5 million as of December 2018), and the cost of capital additions associated with the sale-leaseback interest (claimed to be approximately $274.8 million), as well as interest on those amounts. The direct testimony of the City Council and the APSC and MPSC address various issues raised by the LPSC. System Energy disputes that any refunds are owed for billings under the Unit Power Sales Agreement. A hearing has been scheduled for November 2019.

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended March 31,
	2019			2018
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$254.5	189.6	$1.34	$132.8	180.7	$0.73
Average dilutive effect of:
Stock options		0.4	—		0.2	—
Other equity plans		0.5	(0.01)		0.5	—
Equity forwards		1.7	(0.01)		—	—
Diluted earnings per share	$254.5	192.2	$1.32	$132.8	181.4	$0.73

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.7 million for the three months ended March 31, 2019 and approximately 4 million for the three months ended March 31, 2018.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.91 for the three months ended March 31, 2019 and $0.89 for the three months ended March 31, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Equity Forward Sale Agreements

As discussed in Note 7 to the financial statements in the Form 10-K, in June 2018, Entergy marketed an equity offering of 15.3 million shares of common stock. In lieu of issuing equity at the time of the offering, Entergy entered into forward sale agreements with various investment banks. In December 2018, Entergy physically settled a portion of its obligations under the forward sale agreements by delivering 6,834,221 shares of common stock in exchange for cash proceeds of approximately $500 million. Entergy is required to settle its remaining obligations under the forward sale agreements with respect to the remaining 8,448,171 shares of common stock on a settlement date or dates on or prior to June 7, 2019.

Until settlement of the remaining equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. If Entergy had elected to net share settle the forward sale agreements as of March 31, 2019, Entergy would have been required to deliver 2.0 million shares.

Treasury Stock

During the three months ended March 31, 2019, Entergy Corporation issued 860,093 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2019.

Retained Earnings

On April 3, 2019, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.91 per share, payable on June 3, 2019, to holders of record as of May 9, 2019.

Entergy implemented ASU No. 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” effective January 1, 2019. The ASU makes a number of amendments to hedge accounting, most significantly changing the recognition and presentation of highly effective hedges. Entergy implemented this standard using a modified retrospective method, and recorded an adjustment increasing retained earnings and increasing accumulated other comprehensive loss by approximately $8 million as of January 1, 2019 for the cumulative effect of the ineffectiveness portion of designated hedges on nuclear power sales.

Entergy implemented ASU 2017-08 “Receivables (Topic 310): Nonrefundable Fees and Other Costs” effective January 1, 2019. The ASU amends the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Entergy implemented this standard using the modified retrospective approach, and recorded an adjustment decreasing retained earnings and decreasing accumulated other comprehensive loss by approximately $1 million as of January 1, 2019 for the cumulative effect of the amended amortization period.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2019 by component:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Ending balance, December 31, 2018	($23,135)	($531,922)	($2,116)	($557,173)
Implementation of accounting standards	(7,685)	—	879	(6,806)
Beginning balance, January 1, 2019	($30,820)	($531,922)	($1,237)	($563,979)

Other comprehensive income (loss) before reclassifications	28,312	—	13,539	41,851
Amounts reclassified from accumulated other comprehensive income (loss)	(40,738)	11,550	164	(29,024)
Net other comprehensive income (loss) for the period	(12,426)	11,550	13,703	12,827
Ending balance, March 31, 2019	($43,246)	($520,372)	$12,466	($551,152)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended March 31, 2019 and 2018:

	Pension and Other Postretirement Liabilities
	2019	2018
	(In Thousands)
Beginning balance, January 1,	($6,153)	($46,400)
Amounts reclassified from accumulated other comprehensive income (loss)	(969)	(501)
Net other comprehensive income (loss) for the period	(969)	(501)

Reclassification pursuant to ASU 2018-02	—	(10,049)

Ending balance, March 31,	($7,122)	($56,950)

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended March 31, 2019 and 2018 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2019	2018
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$51,615	($30,082)	Competitive business operating revenues
Interest rate swaps	(48)	(122)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	51,567	(30,204)
	(10,829)	6,343	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$40,738	($23,861)

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,326	$5,426	(a)
Amortization of loss	(18,988)	(24,952)	(a)
Settlement loss	(1,137)	(1,616)	(a)
Total amortization	(14,799)	(21,142)
	3,249	4,568	Income taxes
Total amortization (net of tax)	($11,550)	($16,574)

Net unrealized investment gain (loss)
Realized gain (loss)	($259)	$53,314	Interest and investment income
	95	(19,620)	Income taxes
Total realized investment gain (loss) (net of tax)	($164)	$33,694

Total reclassifications for the period (net of tax)	$29,024	($6,741)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended March 31, 2019 and 2018 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2019	2018
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,838	$1,934	(a)
Amortization of loss	(527)	(1,257)	(a)
Total amortization	1,311	677
	(342)	(176)	Income taxes
Total amortization (net of tax)	969	501

Total reclassifications for the period (net of tax)	$969	$501

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2023.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2019 was 4.03% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2019.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$320	$6	$3,174

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  At March 31, 2019, Entergy Corporation had approximately $1,942 million of commercial paper outstanding.  The weighted-average interest rate for the three months ended March 31, 2019 was 3.03%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2019 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2019	Letters of Credit Outstanding as of March 31, 2019
Entergy Arkansas	April 2020	$20 million (b)	3.75%	$—	$—
Entergy Arkansas	September 2023	$150 million (c)	3.75%	$—	$—
Entergy Louisiana	September 2023	$350 million (c)	3.75%	$—	$—
Entergy Mississippi	May 2019	$37.5 million (d)	4.00%	$—	$—
Entergy Mississippi	May 2019	$35 million (d)	4.00%	$—	$—
Entergy Mississippi	May 2019	$10 million (d)	4.00%	$—	$—
Entergy New Orleans	November 2021	$25 million (c)	3.77%	$—	$0.8 million
Entergy Texas	September 2023	$150 million (c)	4.00%	$—	$1.3 million

(a)	The interest rate is the estimated interest rate as of March 31, 2019 that would have been applied to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

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

The commitment fees on the credit facilities range from 0.075% to 0.225% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of March 31, 2019:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of March 31, 2019 (a)
Entergy Arkansas	$25 million	0.70%	$1 million
Entergy Louisiana	$125 million	0.70%	$43 million
Entergy Mississippi	$40 million	0.70%	$12.1 million
Entergy New Orleans	$15 million	1.00%	$1 million
Entergy Texas	$50 million	0.70%	$11.7 million

(a)
As of March 31, 2019, letters of credit posted with MISO covered financial transmission rights exposure of $0.4 million for Entergy Mississippi, and $1.5 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits for Entergy New Orleans are effective through October 31, 2019. The current FERC-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

authorized limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy are effective through November 8, 2020. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2019 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$11
Entergy New Orleans	$150	$2
Entergy Texas	$200	$—
System Energy	$200	$—

Vermont Yankee Asset Retirement Management, LLC Credit Facility

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Vermont Yankee Asset Retirement Management, LLC, Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in November 2020. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of March 31, 2019, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the three months ended March 31, 2019 was 4.28% on the drawn portion of the facility. See Note 14 to the financial statements in the Form 10-K and Note 16 to the financial statements herein for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs have commercial paper programs in place. Following is a summary as of March 31, 2019 as follows:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2019
		(Dollars in Millions)
Entergy Arkansas VIE	September 2021	$80	3.50%	$42.6
Entergy Louisiana River Bend VIE	September 2021	$105	3.46%	$95.4
Entergy Louisiana Waterford VIE	September 2021	$105	3.48%	$79.5
System Energy VIE	September 2021	$120	3.45%	$94.1

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances, if any, by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of March 31, 2019 as follows:

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

Debt Issuances and Retirements

(Entergy Arkansas)

In March 2019, Entergy Arkansas issued $350 million of 4.20% Series first mortgage bonds due April 2049. Entergy Arkansas expects to use the proceeds for general corporate purposes.

(Entergy Louisiana)

In March 2019, Entergy Louisiana issued $525 million of 4.20% Series collateral trust mortgage bonds due April 2050. Entergy Louisiana expects to use the proceeds, together with other funds, to finance the construction of the Lake Charles Power Station and the St. Charles Power Station, and for general corporate purposes.

(Entergy Texas)

In January 2019, Entergy Texas issued $300 million of 4.0% Series first mortgage bonds due March 2029 and $400 million of 4.5% Series first mortgage bonds due March 2039. Entergy Texas used the proceeds to repay, at maturity, its $500 million of 7.125% Series first mortgage bonds due February 2019, and for general corporate purposes.

(System Energy)

In March 2019, System Energy issued $134 million of 2.50% Series 2019 revenue refunding bonds due April 2022. The proceeds were used to redeem, prior to maturity, $134 million of 5.875% Series 1998 pollution control revenue refunding bonds due April 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2019 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$17,317,896	$17,613,263
Entergy Arkansas	$3,555,152	$3,471,105
Entergy Louisiana	$7,377,912	$7,665,243
Entergy Mississippi	$1,325,915	$1,332,283
Entergy New Orleans	$483,844	$510,959
Entergy Texas	$1,680,966	$1,755,754
System Energy	$610,798	$586,518

(a)	The values exclude lease obligations of $34 million at System Energy and long-term DOE obligations of $188 million at Entergy Arkansas, and include debt due within one year.

(b)	Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2018 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$16,168,312	$15,880,239
Entergy Arkansas	$3,225,759	$3,002,627
Entergy Louisiana	$6,805,768	$6,834,134
Entergy Mississippi	$1,325,750	$1,276,452
Entergy New Orleans	$483,704	$491,569
Entergy Texas	$1,513,735	$1,528,828
System Energy	$630,750	$596,123

(a)	The values exclude the lease obligations of $34 million at System Energy and long-term DOE obligations of $187 million at Entergy Arkansas, and include debt due within one year.

(b)	Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Stock Options

Entergy granted options on 693,161 shares of its common stock under the 2015 Equity Ownership Plan during the first quarter 2019 with a fair value of $8.32 per option.  As of March 31, 2019, there were options on 3,210,237 shares of common stock outstanding with a weighted-average exercise price of $78.25.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2019.  The aggregate intrinsic value of the stock options outstanding as of March 31, 2019 was $55.8 million.

The following table includes financial information for outstanding stock options for the three months ended March 31, 2019 and 2018:

	2019	2018
	(In Millions)
Compensation expense included in Entergy’s net income	$1.0	$1.1
Tax benefit recognized in Entergy’s net income	$0.2	$0.3
Compensation cost capitalized as part of fixed assets and inventory	$0.3	$0.2

Other Equity Awards

In January 2019 the Board approved and Entergy granted 355,537 restricted stock awards and 180,824 long-term incentive awards under the 2015 Equity Ownership Plan.  The restricted stock awards were made effective as of January 31, 2019 and were valued at $89.19 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period.

In addition, long-term incentive awards were also granted in the form of performance units that represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. For the 2019-2021 performance period, performance will be measured based eighty percent on relative total shareholder return and twenty percent on a cumulative adjusted earnings per share metric.  The performance units were granted as of January 31, 2019 and eighty percent were valued at $102.07 per share based on various factors, primarily market conditions; and twenty percent were valued at $89.19 per share, the closing price of Entergy’s common stock on that date.  Performance units have the same dividend rights as shares of Entergy common stock and are considered issued and outstanding shares of Entergy upon vesting. Performance units are expensed ratably over the three-year vesting period and compensation cost for the portion of the award based on cumulative adjusted earnings per share will be adjusted based on the number of units that ultimately vest. See Note 12 to the financial statements in the Form 10-K for a description of the Long-Term Performance Unit Program.

The following table includes financial information for other outstanding equity awards for the three months ended March 31, 2019 and 2018:

	2019	2018
	(In Millions)
Compensation expense included in Entergy’s net income	$8.8	$8.8
Tax benefit recognized in Entergy’s net income	$2.2	$2.2
Compensation cost capitalized as part of fixed assets and inventory	$2.9	$2.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the first quarters of 2019 and 2018, included the following components:

	2019	2018
	(In Thousands)
Service cost - benefits earned during the period	$33,607	$38,752
Interest cost on projected benefit obligation	73,941	66,854
Expected return on assets	(103,884)	(110,535)
Amortization of prior service cost	—	99
Amortization of loss	58,418	68,526
Settlement charges	1,137	—
Net pension costs	$63,219	$63,696

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the first quarters of 2019 and 2018, included the following components:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$5,261	$7,284	$1,629	$569	$1,350	$1,550
Interest cost on projected benefit obligation	14,175	15,882	4,068	1,874	3,613	3,364
Expected return on assets	(20,176)	(22,652)	(5,968)	(2,696)	(5,862)	(4,678)
Amortization of loss	11,840	11,643	3,104	1,529	2,334	2,850
Net pension cost	$11,100	$12,157	$2,833	$1,276	$1,435	$3,086

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,189	$8,446	$1,822	$673	$1,589	$1,776
Interest cost on projected benefit obligation	13,004	14,940	3,769	1,813	3,348	3,227
Expected return on assets	(21,851)	(24,809)	(6,502)	(2,993)	(6,523)	(4,991)
Amortization of loss	13,412	14,450	3,610	1,954	2,626	3,715
Net pension cost	$10,754	$13,027	$2,699	$1,447	$1,040	$3,727

Non-Qualified Net Pension Cost

Entergy recognized $4 million and $8.9 million in pension cost for its non-qualified pension plans in the first quarters of 2019 and 2018, respectively. Reflected in the pension cost for non-qualified pension plans in the first quarter of 2018 were settlement charges of $4.4 million related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the first quarters of 2019 and 2018:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2019	$73	$43	$75	$5	$124
2018	$132	$50	$80	$21	$137

Reflected in Entergy Arkansas’s non-qualified pension costs in the first quarter of 2018 were settlement charges of $12 thousand related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the first quarters of 2019 and 2018, included the following components:

	2019	2018
	(In Thousands)
Service cost - benefits earned during the period	$4,675	$6,782
Interest cost on accumulated postretirement benefit obligation (APBO)	11,975	12,681
Expected return on assets	(9,562)	(10,373)
Amortization of prior service credit	(8,844)	(9,251)
Amortization of loss	358	3,432
Net other postretirement benefit cost	($1,398)	$3,271

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for first quarters of 2019 and 2018, included the following components:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$591	$1,160	$262	$92	$236	$243
Interest cost on APBO	1,807	2,666	670	395	854	476
Expected return on assets	(3,991)	—	(1,199)	(1,237)	(2,276)	(697)
Amortization of prior service credit	(1,238)	(1,837)	(439)	(171)	(561)	(363)
Amortization of (gain) loss	144	(174)	181	58	121	89
Net other postretirement benefit cost	($2,687)	$1,815	($525)	($863)	($1,626)	($252)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$793	$1,556	$321	$129	$330	$306
Interest cost on APBO	1,997	2,789	683	417	939	500
Expected return on assets	(4,342)	—	(1,303)	(1,313)	(2,446)	(783)
Amortization of prior service credit	(1,278)	(1,934)	(456)	(186)	(579)	(378)
Amortization of loss	289	388	377	34	206	233
Net other postretirement benefit cost	($2,541)	$2,799	($378)	($919)	($1,550)	($122)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the first quarters of 2019 and 2018:

2019	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,375	($49)	$5,326
Amortization of loss	(18,735)	308	(561)	(18,988)
Settlement loss	(1,137)	—	—	(1,137)
	($19,872)	$5,683	($610)	($14,799)
Entergy Louisiana
Amortization of prior service credit	$—	$1,838	$—	$1,838
Amortization of loss	(699)	174	(2)	(527)
	($699)	$2,012	($2)	$1,311

2018	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	($99)	$5,595	($70)	$5,426
Amortization of loss	(21,957)	(1,932)	(1,063)	(24,952)
Settlement loss	—	—	(1,616)	(1,616)
	($22,056)	$3,663	($2,749)	($21,142)
Entergy Louisiana
Amortization of prior service credit	$—	$1,934	$—	$1,934
Amortization of loss	(867)	(388)	(2)	(1,257)
	($867)	$1,546	($2)	$677

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $176.9 million to its qualified pension plans in 2019.  As of March 31, 2019, Entergy had contributed $11.7 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2019 pension contributions	$27,112	$26,451	$7,701	$1,800	$1,645	$8,285
Pension contributions made through March 2019	$454	$1,914	$156	$111	$286	$290
Remaining estimated pension contributions to be made in 2019	$26,658	$24,537	$7,545	$1,689	$1,359	$7,995

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of March 31, 2019 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the first quarters of 2019 and 2018 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2019
Operating revenues	$2,175,982	$433,612	$—	($10)	$2,609,584
Income taxes	($11,564)	$65,908	($11,573)	$—	$42,771
Consolidated net income (loss)	$234,147	$97,079	($40,682)	($31,898)	$258,646
Total assets as of March 31, 2019	$46,502,826	$5,065,643	$719,602	($2,682,690)	$49,605,381
2018
Operating revenues	$2,304,990	$418,924	$—	($33)	$2,723,881
Income taxes	$52,224	($1,078)	($7,483)	$—	$43,663
Consolidated net income (loss)	$217,940	($17,779)	($32,063)	($31,898)	$136,200
Total assets as of December 31, 2018	$44,777,167	$5,459,275	$733,366	($2,694,742)	$48,275,066

The Entergy Wholesale Commodities business is sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity. Almost all of Entergy’s goodwill is related to the Utility segment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As discussed in Note 13 to the financial statements in the Form 10-K, Entergy management has undertaken a strategy to manage and reduce the risk of the Entergy Wholesale Commodities business, which includes taking actions to shut down and sell all of the remaining plants in the merchant nuclear fleet. These decisions and transactions resulted in asset impairments; employee retention and severance expenses and other benefits-related costs; and contracted economic development contributions.

Total restructuring charges for the first quarters of 2019 and 2018 were comprised of the following:

	2019			2018
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$179	$14	$193	$83	$14	$97
Restructuring costs accrued	34	—	34	26	—	26
Balance as of March 31,	$213	$14	$227	$109	$14	$123

In addition, Entergy Wholesale Commodities incurred $74 million in the first quarter 2019 and $73 million in the first quarter 2018 of impairment and other related charges associated with these strategic decisions and transactions.

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses associated with management’s strategy to exit the merchant power business of approximately $130 million in 2019, of which $34 million has been incurred as of March 31, 2019, and a total of approximately $110 million from 2020 through mid-2022.

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at March 31, 2019 is approximately 2 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 98% for the remainder of 2019, of which approximately 72% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2019 is 18.6 TWh.

Entergy may use standardized master netting agreements to help mitigate the credit risk of derivative instruments. These master agreements facilitate the netting of cash flows associated with a single counterparty and may include collateral requirements. Cash, letters of credit, and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds an established threshold. The threshold represents an unsecured credit limit, which may be supported by a parental/affiliate guarantee, as determined in accordance with Entergy’s credit policy. In addition, collateral agreements allow for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of March 31, 2019, derivative contracts with seven counterparties were in a liability position (approximately $49 million total). In addition to the corporate guarantee, $19 million in cash collateral were required to be posted by the Entergy subsidiary to its counterparties and $1 million in cash and $4 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2018, derivative contracts with six counterparties were in a liability position (approximately $34 million total). In addition to the corporate guarantee, $19 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of March 31, 2019 is 5 years for Entergy Louisiana and the maximum length of time over which Entergy has executed natural gas swaps as of March 31, 2019 is 7 months for Entergy Mississippi. The total volume of natural gas swaps and options outstanding as of March 31, 2019 is 45,740,000 MMBtu for Entergy, including 36,540,000 MMBtu for Entergy Louisiana and 9,200,000 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2018, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2018 through May 31, 2019. Financial transmission rights are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of March 31, 2019 is 18,928 GWh for Entergy, including 4,099 GWh for Entergy Arkansas, 8,235 GWh for Entergy Louisiana, 2,520 GWh for Entergy Mississippi, 948 GWh for Entergy New Orleans, and 3,047 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of March 31, 2019 and December 31, 2018. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Mississippi and Entergy Texas as of March 31, 2019 and December 31, 2018.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of March 31, 2019 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$6	($6)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$3	($3)	$—	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$45	($9)	$36	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$16	($3)	$13	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$9	($6)	$3	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$1	$—	$1	Utility
Financial transmission rights	Prepayments and other	$6	($1)	$5	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Natural gas swaps and options	Other current liabilities	$1	$—	$1	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2018 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$32	($32)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$7	($7)	$—	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$54	($33)	$21	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$20	($7)	$13	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$4	($2)	$2	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$1	$—	$1	Entergy Wholesale Commodities
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$2	$—	$2	Utility
Financial transmission rights	Prepayments and other	$16	($1)	$15	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Natural gas swaps and options	Other current liabilities	$1	$—	$1	Utility

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)
Excludes cash collateral in the amount of $1 million held and $19 million posted as of March 31, 2019 and $19 million posted as of December 31, 2018. Also excludes letters of credit in the amount of $4 million held and $2 million posted as of March 31, 2019 and $4 million posted as of December 31, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended March 31, 2019 and 2018 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2019
Electricity swaps and options	$26	Competitive businesses operating revenues	$52

2018
Electricity swaps and options	$91	Competitive businesses operating revenues	($30)

(a)	Before taxes of $11 million and ($6) million for the three months ended March 31, 2019 and 2018, respectively

Prior to the adoption of ASU 2017-12, Entergy measured its hedges for ineffectiveness. Any ineffectiveness was recognized in earnings during the period. The ineffective portion of cash flow hedges was recorded in competitive businesses operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended March 31, 2018 was $13.3 million.

Based on market prices as of March 31, 2019, unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled ($53) million of net unrealized losses.  Approximately ($39) million is expected to be reclassified from accumulated other comprehensive income to operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2019 and 2018 are as follows:

Instrument	Amount of gain (loss) recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2019
Natural gas swaps and options	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($1)
Financial transmission rights	$—		Purchased power expense	(b)	$21
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$5

2018
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$—
Financial transmission rights	$—		Purchased power expense	(b)	$32
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$1

(a)
Due to regulatory treatment, the natural gas swaps and options are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps and options are settled are recovered or refunded through fuel cost recovery mechanisms.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of March 31, 2019 are shown in the table below. Certain investments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$0.2	$—	$0.2	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$1.3	$—	$1.3	Entergy Louisiana

Financial transmission rights	Prepayments and other	$1.2	($0.1)	$1.1	Entergy Arkansas
Financial transmission rights	Prepayments and other	$2.8	$—	$2.8	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.7	$—	$0.7	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.5	$—	$0.5	Entergy New Orleans
Financial transmission rights	Prepayments and other	$0.3	($0.6)	($0.3)	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$0.3	$—	$0.3	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.8	$—	$0.8	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2018 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$0.3	$—	$0.3	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$1.6	$—	$1.6	Entergy Louisiana

Financial transmission rights	Prepayments and other	$3.6	($0.2)	$3.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$8.4	($0.1)	$8.3	Entergy Louisiana
Financial transmission rights	Prepayments and other	$2.2	$—	$2.2	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.3	$—	$1.3	Entergy New Orleans

Liabilities:
Financial transmission rights	Other current liabilities	$0.9	($1.4)	($0.5)	Entergy Texas

Natural gas swaps and options	Other current liabilities	$1.1	$—	$1.1	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.1	$—	$0.1	Entergy New Orleans

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets

(d)
As of March 31, 2019, letters of credit posted with MISO covered financial transmission rights exposure of $0.4 million for Entergy Mississippi and $1.5 million for Entergy Texas. As of December 31, 2018, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi, and $4.1 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended March 31, 2019 and 2018 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2019
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$0.8	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.8)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.2	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$8.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$8.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.9	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$0.3	(b)	Entergy Texas

2018
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.2)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$8.0	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$17.6	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$7.8	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$3.3	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	($3.5)	(b)	Entergy Texas

(a)
Due to regulatory treatment, the natural gas swaps and options are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps and options are settled are recovered or refunded through fuel cost recovery mechanisms.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The three levels of the fair value hierarchy are:

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents (temporary cash investments, securitization recovery trust account, and escrow accounts), debt instruments, and gas swaps traded on exchanges with active markets.  Cash equivalents includes all unrestricted highly liquid debt instruments with an original or remaining maturity of three months or less at the date of purchase.

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

Level 2 consists primarily of individually-owned debt instruments and gas swaps and options valued using observable inputs.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The values of financial transmission rights are based on unobservable inputs, including estimates of congestion costs in MISO between applicable generation and load pricing nodes based on the 50th percentile of historical prices.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Business Unit Risk Control group.  The values are calculated internally and verified against the data published by MISO. Entergy’s Accounting Policy and Entergy Wholesale Commodities Accounting groups review these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The Business Unit Risk Control groups report to the Vice President and Treasurer.  The Accounting Policy and Entergy Wholesale Commodities Accounting groups report to the Chief Accounting Officer.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$865	$—	$—	$865
Decommissioning trust funds (a):
Equity securities	1,357	—	—	1,357
Debt securities	1,320	1,672	—	2,992
Common trusts (b)				2,529
Power contracts	—	—	3	3
Securitization recovery trust account	52	—	—	52
Escrow accounts	405	—	—	405
Gas hedge contracts	1	—	—	1
Financial transmission rights	—	—	5	5
	$4,000	$1,672	$8	$8,209

Liabilities:
Power contracts	$—	$—	$49	$49
Gas hedge contracts	1	—	—	1
	$1	$—	$49	$50

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$424	$—	$—	$424
Decommissioning trust funds (a):
Equity securities	1,686	—	—	1,686
Debt securities	1,259	1,625	—	2,884
Common trusts (b)				2,350
Power contracts	—	—	3	3
Securitization recovery trust account	51	—	—	51
Escrow accounts	403	—	—	403
Gas hedge contracts	—	2	—	2
Financial transmission rights	—	—	15	15
	$3,823	$1,627	$18	$7,818
Liabilities:
Power contracts	$—	$—	$34	$34
Gas hedge contracts	1	—	—	1
	$1	$—	$34	$35

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2019 and 2018:

	2019		2018
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	($31)	$15	($65)	$21
Total gains (losses) for the period (a)
Included in earnings	5	—	14	(1)
Included in other comprehensive income	26	—	91	—
Included as a regulatory liability/asset	—	11	—	20
Settlements	(46)	(21)	35	(32)
Balance as of March 31,	($46)	$5	$75	$8

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($4.9) million for the three months ended March 31, 2019 and $0.2 million for the three months ended March 31, 2018.

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of March 31, 2019:

Transaction Type	Fair Value as of March 31, 2019	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	($46)	Unit contingent discount	+/-	4% - 4.75%	($5) - ($6)

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$189.5	$—	$—	$189.5
Decommissioning trust funds (a):
Equity securities	5.5	—	—	5.5
Debt securities	99.2	291.8	—	391.0
Common trusts (b)				600.8
Securitization recovery trust account	8.2	—	—	8.2
Financial transmission rights	—	—	1.1	1.1
	$302.4	$291.8	$1.1	$1,196.1

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$4.0	$—	$—	$4.0
Debt securities	94.8	286.5	—	381.3
Common trusts (b)				526.7
Securitization recovery trust account	4.7	—	—	4.7
Financial transmission rights	—	—	3.4	3.4
	$103.5	$286.5	$3.4	$920.1

Entergy Louisiana

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$237.0	$—	$—	$237.0
Decommissioning trust funds (a):
Equity securities	10.4	—	—	10.4
Debt securities	184.6	371.1	—	555.7
Common trusts (b)				841.9
Escrow accounts	291.2	—	—	291.2
Securitization recovery trust account	9.0	—	—	9.0
Gas hedge contracts	1.5	—	—	1.5
Financial transmission rights	—	—	2.8	2.8
	$733.7	$371.1	$2.8	$1,949.5

Liabilities:
Gas hedge contracts	$0.3	$—	$—	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$43.1	$—	$—	$43.1
Decommissioning trust funds (a):
Equity securities	13.3	—	—	13.3
Debt securities	162.0	370.9	—	532.9
Common trusts (b)				738.8
Escrow accounts	289.5	—	—	289.5
Securitization recovery trust account	3.6	—	—	3.6
Gas hedge contracts	—	1.9	—	1.9
Financial transmission rights	—	—	8.3	8.3
	$511.5	$372.8	$8.3	$1,631.4

Liabilities:
Gas hedge contracts	$0.7	$0.4	$—	$1.1

Entergy Mississippi

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$32.6	$—	$—	$32.6
Financial transmission rights	—	—	0.7	0.7
	$32.6	$—	$0.7	$33.3

Liabilities:
Gas hedge contracts	$0.8	$—	$—	$0.8

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$36.9	$—	$—	$36.9
Escrow accounts	32.4	—	—	32.4
Financial transmission rights	—	—	2.2	2.2
	$69.3	$—	$2.2	$71.5
Entergy New Orleans

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$5.1	$—	$—	$5.1
Escrow accounts	81.3	—	—	81.3
Financial transmission rights	—	—	0.5	0.5
	$86.4	$—	$0.5	$86.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$19.7	$—	$—	$19.7
Securitization recovery trust account	2.2	—	—	2.2
Escrow accounts	80.9	—	—	80.9
Financial transmission rights	—	—	1.3	1.3
	$102.8	$—	$1.3	$104.1

Liabilities:
Gas hedge contracts	$0.1	$—	$—	$0.1

Entergy Texas

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$22.2	$—	$—	$22.2
Securitization recovery trust account	29.5	—	—	29.5
	$51.7	$—	$—	$51.7

Liabilities:
Financial transmission rights	$—	$—	$0.3	$0.3

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$40.2	$—	$—	$40.2

Liabilities:
Financial transmission rights	$—	$—	$0.5	$0.5

System Energy

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$158.2	$—	$—	$158.2
Decommissioning trust funds (a):
Equity securities	4.7	—	—	4.7
Debt securities	226.8	148.4	—	375.2
Common trusts (b)				571.4
	$389.7	$148.4	$—	$1,109.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$95.6	$—	$—	$95.6
Decommissioning trust funds (a):
Equity securities	4.4	—	—	4.4
Debt securities	224.5	139.7	—	364.2
Common trusts (b)				500.9
	$324.5	$139.7	$—	$965.1

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2019.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$3.4	$8.3	$2.2	$1.3	($0.5)
Gains (losses) included as a regulatory liability/asset	6.1	3.3	(0.4)	1.1	0.5
Settlements	(8.4)	(8.8)	(1.1)	(1.9)	(0.3)
Balance as of March 31,	$1.1	$2.8	$0.7	$0.5	($0.3)

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2018.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$3.0	$10.2	$2.1	$2.2	$3.4
Gains (losses) included as a regulatory liability/asset	6.8	10.8	6.6	1.8	(5.5)
Settlements	(8.0)	(17.6)	(7.8)	(3.3)	3.5
Balance as of March 31,	$1.8	$3.4	$0.9	$0.7	$1.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

The NRC requires Entergy subsidiaries to maintain nuclear decommissioning trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, and Palisades. Entergy’s nuclear decommissioning trust funds invest in equity securities, fixed-rate debt securities, and cash and cash equivalents.

As discussed in Note 16 to the financial statements herein and Note 14 to the financial statements in the Form 10-K, in January 2019, Entergy completed the transfer of the Vermont Yankee plant to NorthStar. As part of the transaction, Entergy transferred the Vermont Yankee decommissioning trust fund to NorthStar. As of December 31, 2018, the value of the decommissioning trust fund was $532 million.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds are recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity.  Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings. A portion of Entergy’s decommissioning trust funds are held in a wholly-owned registered investment company, and unrealized gains and losses on both the equity and debt securities held in the registered investment company are recognized in earnings. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The unrealized gains/(losses) recognized during the three months ended March 31, 2019 on equity securities still held as of March 31, 2019 were $340 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of March 31, 2019 and December 31, 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities (a)	$2,562	$51	$9

2018
Debt Securities (a)	$2,495	$19	$35

(a)
Debt securities presented herein do not include the $430 million and $389 million of debt securities held in the wholly-owned registered investment company as of March 31, 2019 and December 31, 2018, respectively, which are not accounted for as available-for-sale.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The unrealized gains/(losses) above are reported before deferred taxes of $7 million as of March 31, 2019 and ($1) million as of December 31, 2018 for debt securities. The amortized cost of available-for-sale debt securities was $2,520 million as of March 31, 2019 and $2,511 million as of December 31, 2018.  As of March 31, 2019, available-for-sale debt securities have an average coupon rate of approximately 3.28%, an average duration of approximately 5.42 years, and an average maturity of approximately 9.13 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$197	$1
More than 12 months	588	8
Total	$785	$9

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$652	$9
More than 12 months	782	26
Total	$1,434	$35

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$185	$199
1 year - 5 years	1,100	1,066
5 years - 10 years	609	544
10 years - 15 years	67	77
15 years - 20 years	95	78
20 years+	506	531
Total	$2,562	$2,495

During the three months ended March 31, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $365 million and $1,091 million, respectively.  During the three months ended March 31, 2019 and 2018, gross gains of $2 million and $1 million, respectively, and gross losses of $2 million and $7 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of March 31, 2019 are $510 million for Indian Point 1, $645 million for Indian Point 2, $845 million for Indian Point 3, $481 million for Palisades, and $1,040 million for Pilgrim. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2018 are $471 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

for Indian Point 1, $598 million for Indian Point 2, $781 million for Indian Point 3, $444 million for Palisades, $1,028 million for Pilgrim, and $532 million for Vermont Yankee. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2019 and December 31, 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities	$391.0	$2.9	$2.3

2018
Debt Securities	$381.3	$0.6	$8.2

The amortized cost of available-for-sale debt securities was $390.4 million as of March 31, 2019 and $389 million as of December 31, 2018.  As of March 31, 2019, available-for-sale debt securities have an average coupon rate of approximately 2.85%, an average duration of approximately 4.81 years, and an average maturity of approximately 7.34 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2019 on equity securities still held as of March 31, 2019 were $70.7 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$3.6	$—
More than 12 months	182.7	2.3
Total	$186.3	$2.3

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$65.8	$0.5
More than 12 months	231.1	7.7
Total	$296.9	$8.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$35.6	$32.5
1 year - 5 years	163.7	170.3
5 years - 10 years	123.7	114.0
10 years - 15 years	10.2	10.3
15 years - 20 years	9.4	8.1
20 years+	48.4	46.1
Total	$391.0	$381.3

During the three months ended March 31, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $10.9 million and $34.9 million, respectively.  During the three months ended March 31, 2019 and 2018, gross gains of $0.02 million and $0.1 million, respectively, and gross losses of $0.1 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2019 and December 31, 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities	$555.7	$17.1	$1.4

2018
Debt Securities	$532.9	$4.1	$6.0

The amortized cost of available-for-sale debt securities was $539.9 million as of March 31, 2019 and $534.8 million as of December 31, 2018.  As of March 31, 2019, the available-for-sale debt securities have an average coupon rate of approximately 3.92%, an average duration of approximately 6.62 years, and an average maturity of approximately 13.26 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2019 on equity securities still held as of March 31, 2019 were $98.5 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$26.5	$0.2
More than 12 months	87.4	1.2
Total	$113.9	$1.4

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$170.1	$2.1
More than 12 months	145.8	3.9
Total	$315.9	$6.0

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$42.4	$31.1
1 year - 5 years	119.3	130.5
5 years - 10 years	135.7	111.0
10 years - 15 years	26.8	29.0
15 years - 20 years	44.5	37.1
20 years+	187.0	194.2
Total	$555.7	$532.9

During the three months ended March 31, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $56.2 million and $125.5 million, respectively.  During the three months ended March 31, 2019 and 2018, gross gains of $0.3 million and $0.5 million, respectively, and gross losses of $0.2 million and $0.8 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2019 and December 31, 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities	$375.2	$6.9	$1.2

2018
Debt Securities	$364.2	$2.9	$5.8

The amortized cost of available-for-sale debt securities was $369.5 million as of March 31, 2019 and $367.1 million as of December 31, 2018.  As of March 31, 2019, available-for-sale debt securities have an average coupon rate of approximately 3.08%, an average duration of approximately 6.34 years, and an average maturity of approximately 9.06 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2019 on equity securities still held as of March 31, 2019 were $67.3 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$44.2	$—
More than 12 months	77.4	1.2
Total	$121.6	$1.2

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$89.7	$2.4
More than 12 months	79.8	3.4
Total	$169.5	$5.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$14.5	$22.8
1 year - 5 years	195.0	188.0
5 years - 10 years	80.1	73.4
10 years - 15 years	4.1	5.2
15 years - 20 years	10.2	10.2
20 years+	71.3	64.6
Total	$375.2	$364.2

During the three months ended March 31, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $42.1 million and $54.2 million, respectively.  During the three months ended March 31, 2019 and 2018, gross gains of $0.4 million and $0.1 million, respectively, and gross losses of $0.1 million and $0.6 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy evaluates the available-for-sale debt securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2019 and 2018.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.

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

Tax Cuts and Jobs Act

During the three months ended March 31, 2019, Entergy Arkansas, Entergy Louisiana, and Entergy Texas returned unprotected excess accumulated deferred income taxes, associated with the effects of the Tax Cuts and Jobs Act, to their customers through rate riders and other means approved by their respective regulatory commissions. Return of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This has a significant effect on the effective tax rate for the period as compared to the statutory tax rate. For the three months ended March 31, 2019 the return of unprotected excess accumulated deferred income taxes reduced the Registrant Subsidiaries’ regulatory liability for income taxes as follows: Entergy Arkansas, $32 million; Entergy Louisiana, $7 million; and Entergy Texas, $22 million.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Tax Matters

In April 2019 the state of Arkansas enacted corporate income tax law changes that phase in an Arkansas tax rate reduction from 6.5% to 5.9% by the year 2022.  The rate reduction will eventually reduce Entergy Arkansas’s combined federal and state applicable tax rate by 0.4% once fully adopted.  The Arkansas tax law enactment also phases in an increase to the net operating loss carryover period from five to ten years.  The adoption of these tax law changes throughout the phase-in period is not expected to have a significant effect on the financial position, results of operations, or cash flows of Entergy Arkansas, the Utility, or Entergy.

Vermont Yankee

The Vermont Yankee transaction resulted in Entergy generating a net deferred tax asset in January 2019.  The deferred tax asset could not be fully realized by Entergy in the first quarter of 2019; accordingly, Entergy accrued a net tax expense of $29 million on the disposition of Vermont Yankee. See Note 16 to the financial statements herein for discussion of the Vermont Yankee transaction.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2019 are $324 million for Entergy, $29.9 million for Entergy Arkansas, $118 million for Entergy Louisiana, $13.8 million for Entergy Mississippi, $8.2 million for Entergy New Orleans, $72.3 million for Entergy Texas, and $20.2 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2018 are $311 million for Entergy, $35.7 million for Entergy Arkansas, $104.6 million for Entergy Louisiana, $13.6 million for Entergy Mississippi, $5.8 million for Entergy New Orleans, $55.6 million for Entergy Texas, and $26.3 million for System Energy.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements in the Form 10-K. System Energy made payments on its lease, including interest, of $8.6 million in the three months ended March 31, 2019 and in the three months ended March 31, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 13.  REVENUE RECOGNITION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended March 31, 2019 and 2018 are as follows:

	2019	2018
	(In Thousands)
Utility:
Residential	$802,539	$892,085
Commercial	554,058	595,720
Industrial	601,000	597,186
Governmental	52,960	56,478
Total billed retail	2,010,557	2,141,469

Sales for resale (a)	84,435	69,526
Other electric revenues (b)	15,470	27,433
Non-customer revenues (c)	10,562	9,834
Total electric revenues	2,121,024	2,248,262

Natural gas	54,948	56,695

Entergy Wholesale Commodities:
Competitive businesses sales (a)	360,471	409,135
Non-customer revenues (c)	73,141	9,789
Total competitive businesses	433,612	418,924

Total operating revenues	$2,609,584	$2,723,881

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total revenues for the three months ended March 31, 2019 were as follows:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$209,867	$264,065	$128,809	$52,076	$147,722
Commercial	124,578	206,779	97,914	45,741	79,046
Industrial	121,577	346,678	37,697	7,250	87,798
Governmental	4,899	16,891	10,036	15,901	5,233
Total billed retail	460,921	834,413	274,456	120,968	319,799

Sales for resale (a)	79,584	83,955	4,814	10,224	16,775
Other electric revenues (b)	2,304	12,441	405	(1,706)	3,496
Non-customer revenues (c)	3,003	5,884	2,569	1,397	404
Total electric revenues	545,812	936,693	282,244	130,883	340,474

Natural gas	—	22,637	—	32,311	—

Total operating revenues	$545,812	$959,330	$282,244	$163,194	$340,474

The Registrant Subsidiaries’ total revenues for the three months ended March 31, 2018 were as follows:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$235,524	$295,517	$148,342	$64,575	$148,126
Commercial	120,634	224,928	110,460	54,272	85,427
Industrial	111,477	352,336	42,501	7,570	83,302
Governmental	4,648	17,310	10,848	17,691	5,981
Total billed retail	472,283	890,091	312,151	144,108	322,836

Sales for resale (a)	66,103	89,255	1,993	13,337	23,361
Other electric revenues (b)	10,024	20,503	(719)	(3,111)	2,264
Non-customer revenues (c)	2,614	5,257	2,318	1,484	479
Total electric revenues	551,024	1,005,106	315,743	155,818	348,940

Natural gas	—	24,238	—	32,457	—

Total operating revenues	$551,024	$1,029,344	$315,743	$188,275	$348,940

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

In the first quarter 2019, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and ANO 2 as a result of a revised decommissioning cost study. The revised estimates resulted in a $126.2 million increase in its decommissioning cost liabilities, along with corresponding increases in the related asset retirement cost assets that will be depreciated over the remaining lives of the units.

NOTE 15. LEASES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy implemented ASU 2016-02, “Leases (Topic 842),” effective January 1, 2019. The ASU’s core principle is that “a lessee should recognize the assets and liabilities that arise from leases.” The ASU considers that “all leases create an asset and a liability,” and accordingly requires recording the assets and liabilities related to all leases with a term greater than 12 months. Concurrent with the implementation of ASU 2016-02, Entergy implemented ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” which provided Entergy the option to elect not to evaluate existing land easements that are not currently accounted for under the previous lease standard, and ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which intended to simplify the transition requirement giving Entergy the option to apply the transition provisions of the new standard at the date of adoption instead of at the earliest comparative period. In implementing these ASUs, Entergy elected the options provided in both ASU 2018-01 and ASU 2018-11. This accounting was applied to all lease agreements using the modified retrospective method, which required an adjustment to retained earnings for the cumulative effect of adopting the standard as of the effective date, and when implemented with ASU 2018-11, allowed Entergy to recognize the leased assets and liabilities on its balance sheet beginning on January 1, 2019 without restating prior periods. In adopting the standard, in January 2019 Entergy recognized right-of-use assets and corresponding lease liabilities totaling approximately $263 million, including $59 million for Entergy Arkansas, $51 million for Entergy Louisiana, $26 million for Entergy Mississippi, $7 million for Entergy New Orleans, and $16 million for Entergy Texas. Implementation of the standards had no material effect on consolidated net income; therefore, no adjustment to retained earnings was recorded. The adoption of the standards had no effect on cash flows.

General

As of March 31, 2019, Entergy and the Registrant Subsidiaries held operating and financing leases for fleet vehicles used in operations, real estate, fuel storage facilities, and power purchase agreements. Excluded from this are power purchase agreements not meeting the definition of a lease, nuclear fuel leases, and the Grand Gulf sale-leaseback which were determined not to be leases.

Leases have remaining terms of one year to 30 years. Real estate leases generally include at least one five-year renewal option; however, renewal is not typically considered certain unless Entergy or a Registrant Subsidiary makes significant leasehold improvements or other modifications which would hinder its ability to easily move. In

Entergy Corporation and Subsidiaries
Notes to Financial Statements

certain of the lease agreements for fleet vehicles used in operations, Entergy and the Registrant Subsidiaries provide residual value guarantees to the lessor; however, due to the nature of the agreements and Entergy’s continuing relationship with the lessor, Entergy and the Registrant Subsidiaries expect to renegotiate or refinance the leases prior to conclusion of the lease. As such, Entergy and the Registrant Subsidiaries do not believe it is probable that they will be required to pay anything pertaining to the residual value guarantee, and the lease liabilities and right-of-use assets are measured accordingly.

Entergy incurred the following total lease costs for the three months ended March 31, 2019:

(In Thousands)
Operating lease cost	$15,720
Financing lease cost:
Amortization of right-of-use assets	$2,912
Interest on lease liabilities	$753

The lease costs disclosed above materially approximate the cash flows used by Entergy for leases with all costs included within operating activities on the Consolidated Statements of Cash Flows, except for the financing lease costs which are included in financing activities.

The Registrant Subsidiaries incurred the following lease costs for the three months ended March 31, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating lease cost	$3,295	$3,026	$1,753	$357	$1,085
Financing lease cost:
Amortization of right-of-use assets	$629	$1,025	$348	$176	$306
Interest on lease liabilities	$105	$152	$59	$30	$46

The lease costs disclosed above materially approximate the cash flows used by the Registrant Subsidiaries for leases with all costs included within operating activities on the respective Statements of Cash Flows, except for the financing lease costs which are included in financing activities.

Entergy has elected to account for short-term leases in accordance with policy options provided by accounting guidance; therefore, there are no related lease liabilities or right-of-use assets for the costs recognized above by Entergy or by its Registrant Subsidiaries in the table below.

Included within Property, Plant, and Equipment on Entergy’s consolidated balance sheet at March 31, 2019 are $241 million related to operating leases and $60 million related to financing leases.

Included within Utility Plant on the Registrant Subsidiaries’ respective balance sheets at March 31, 2019 are the following amounts:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating leases	$52,916	$36,066	$18,926	$4,961	$9,991
Financing leases	$11,317	$16,978	$6,358	$2,974	$5,076

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following lease-related liabilities are recorded within the respective Other lines on Entergy’s consolidated balance sheet as of March 31, 2019:

(In Thousands)
Current liabilities:
Operating leases	$53,121
Financing leases	$11,590
Non-current liabilities:
Operating leases	$173,456
Financing leases	$53,065

The following lease-related liabilities are recorded within the respective Other lines on the Registrant Subsidiaries’ respective balance sheets at March 31, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities:
Operating leases	$11,321	$10,958	$6,461	$1,748	$3,071
Financing leases	$2,465	$4,052	$1,382	$678	$1,281
Non-current liabilities:
Operating leases	$41,597	$25,144	$12,565	$3,218	$7,007
Financing leases	$8,851	$13,039	$4,975	$2,296	$3,708

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and financing leases of Entergy at March 31, 2019:

Weighted average remaining lease terms:
Operating leases	5.51
Financing leases	7.06
Weighted average discount rate:
Operating leases	3.75%
Financing leases	4.64%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and financing leases of the Registrant Subsidiaries at March 31, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas

Weighted average remaining lease terms:
Operating leases	6.38	4.32	5.09	5.64	4.15
Financing leases	5.64	5.29	5.39	5.81	5.09
Weighted average discount rate:
Operating leases	3.29%	3.54%	3.67%	3.55%	3.80%
Financing leases	3.71%	3.56%	3.70%	3.97%	3.72%

Maturity of the lease liabilities for Entergy as of March 31, 2019 are as follows:

Year	Operating Leases	Financing Leases
	(In Thousands)

Remainder for 2019	$44,143	$10,375
2020	52,905	12,489
2021	43,482	10,941
2022	34,768	9,743
2023	27,974	8,680
Years thereafter	45,259	26,744
Minimum lease payments	248,531	78,972
Less: amount representing interest	21,954	14,318
Present value of net minimum lease payments	$226,577	$64,654

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Maturity of the lease liabilities for the Registrant Subsidiaries as of March 31, 2019 are as follows:

Operating Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Remainder of 2019	$9,285	$8,316	$5,231	$1,036	$2,631
2020	11,085	9,795	5,845	1,216	2,961
2021	9,137	8,009	3,886	945	2,186
2022	6,763	5,137	2,505	622	1,196
2023	5,600	3,262	1,228	460	839
Years thereafter	15,713	3,346	2,313	999	1,104
Minimum lease payments	57,583	37,865	21,008	5,278	10,917
Less: amount representing interest	4,664	1,764	1,982	312	839
Present value of net minimum lease payments	$52,919	$36,101	$19,026	$4,966	$10,078

Financing Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Remainder of 2019	$2,071	$3,302	$1,159	$592	$1,010
2020	2,464	3,843	1,431	616	1,165
2021	2,067	3,189	1,266	505	973
2022	1,778	2,749	1,073	454	766
2023	1,551	2,301	867	407	633
Years thereafter	2,476	5,414	1,154	748	796
Minimum lease payments	12,407	20,798	6,950	3,322	5,343
Less: amount representing interest	1,091	3,707	592	349	354
Present value of net minimum lease payments	$11,316	$17,091	$6,358	$2,973	$4,989

In allocating consideration in lease contracts to the lease and non-lease components, Entergy and the Registrant Subsidiaries have made the accounting policy election to combine lease and non-lease components related to fleet vehicles used in operations, fuel storage agreements, and purchased power agreements and to allocate the contract consideration to both lease and non-lease components for real estate leases.

In accordance with ASU 2018-11, below is the lease disclosure from Note 10 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

General

As of December 31, 2018, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities with minimum lease payments as follows (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf sale and leaseback transaction, all of which are discussed elsewhere):

Year	Operating Leases	Capital Leases
	(In Thousands)
2019	$94,043	$2,887
2020	82,191	2,887
2021	75,147	2,887
2022	60,808	2,887
2023	47,391	2,887
Years thereafter	88,004	16,117
Minimum lease payments	447,584	30,552
Less: Amount representing interest	—	8,555
Present value of net minimum lease payments	$447,584	$21,997

Total rental expenses for all leases (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $47.8 million in 2018, $53.1 million in 2017, and $44.4 million in 2016.

As of December 31, 2018 the Registrant Subsidiaries had non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities with minimum lease payments as follows (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf lease obligation, all of which are discussed elsewhere):

Operating Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2019	$20,421	$25,970	$9,344	$2,493	$5,744
2020	13,918	21,681	8,763	2,349	4,431
2021	11,931	19,514	7,186	1,901	3,625
2022	9,458	15,756	5,675	1,314	2,218
2023	7,782	12,092	2,946	1,043	1,561
Years thereafter	23,297	22,003	4,417	2,323	2,726
Minimum lease payments	$86,807	$117,016	$38,331	$11,423	$20,305

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Rental Expenses

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2018	$6.2	$20.2	$4.6	$2.5	$3.1	$1.9
2017	$7.5	$23.0	$5.6	$2.5	$3.4	$2.2
2016	$8.0	$17.8	$4.0	$0.9	$2.8	$1.6

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment.  Railcar operating lease payments were $2.8 million in 2018, $4 million in 2017, and $3.4 million in 2016 for Entergy Arkansas and $0.4 million in 2018, $0.3 million in 2017, and $0.3 million in 2016 for Entergy Louisiana.  Oil tank facilities lease payments for Entergy Mississippi were $0.1 million in 2018, $1.6 million in 2017, and $1.6 million in 2016.

On January 1, 2019, Entergy implemented ASU No. 2016-02, “Leases (Topic 842)” along with the practical expedients provided by ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.”  See Note 1 to the financial statements in the Form 10-K for further discussion of ASU No. 2016-02.

Power Purchase Agreements

As of December 31, 2018, Entergy Texas had a power purchase agreement that is accounted for as an operating lease under the accounting standards. The lease payments are recovered in fuel expense in accordance with regulatory treatment. The minimum lease payments under the power purchase agreement are as follows:

Year	Entergy Texas (a)	Entergy
	(In Thousands)
2019	$31,159	$31,159
2020	31,876	31,876
2021	32,609	32,609
2022	10,180	10,180
Minimum lease payments	$105,824	$105,824

(a)
Amounts reflect 100% of minimum payments. Under a separate contract, which expires May 31, 2022, Entergy Louisiana purchases 50% of the capacity and energy from the power purchase agreement from Entergy Texas.

Total capacity expense under the power purchase agreement accounted for as an operating lease at Entergy Texas was $30.5 million in 2018, $34.1 million in 2017, and $26.1 million in 2016.

Sales and Leaseback Transactions

Waterford 3 Lease Obligation

In 1989, in three separate but substantially identical transactions, Entergy Louisiana sold and leased back undivided interests in Waterford 3 for the aggregate sum of $353.6 million.  The leases were scheduled to expire in July 2017.  Entergy Louisiana was required to report the sale-leaseback as a financing transaction in its financial statements.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In December 2015, Entergy Louisiana agreed to purchase the undivided interests in Waterford 3 that were previously being leased. The purchase was accomplished in a two-step transaction in which Entergy Louisiana first acquired the equity participant’s beneficial interest in the leased assets, followed by a termination of the leases and transfer of the leased assets to Entergy Louisiana when the outstanding lessor debt is paid.

In March 2016, Entergy Louisiana completed the first step in the two-step transaction by acquiring the equity participant’s beneficial interest in the leased assets. Entergy Louisiana paid $60 million in cash and $52 million through the issuance of a non-interest bearing collateral trust mortgage note, payable in installments through July 2017. Entergy Louisiana continued to make payments on the lessor debt that remained outstanding and which matured in January 2017. The combination of payments on the $52 million collateral trust mortgage note issued and the debt service on the lessor debt was equal in timing and amount to the remaining lease payments due from the closing of the transaction through the end of the lease term in July 2017.

Throughout the term of the lease, Entergy Louisiana had accrued a liability for the amount it expected to pay to retain the use of the undivided interests in Waterford 3 at the end of the lease term. Since the sale-leaseback transaction was accounted for as a financing transaction, the accrual of this liability was accounted for as additional interest expense. As of December 2015, the balance of this liability was $62.7 million. Upon entering into the agreement to purchase the equity participant’s beneficial interest in the undivided interests, Entergy Louisiana reduced the balance of the liability to $60 million, and recorded the $2.7 million difference as a credit to interest expense. The $60 million remaining liability was eliminated upon payment of the cash portion of the purchase price in 2016.

As of December 31, 2016, Entergy Louisiana, in connection with the Waterford 3 lease obligation, had a future minimum lease payment (reflecting an interest rate of 8.09%) of $57.5 million, including $2.3 million in interest, due January 2017 that was recorded as long-term debt.

In February 2017 the leases were terminated and the leased assets were conveyed to Entergy Louisiana.

Grand Gulf Lease Obligations

In 1988, in two separate but substantially identical transactions, System Energy sold and leased back undivided ownership interests in Grand Gulf for the aggregate sum of $500 million.  The initial term of the leases expired in July 2015.  System Energy renewed the leases in December 2013 for fair market value with renewal terms expiring in July 2036. At the end of the new lease renewal terms, System Energy has the option to repurchase the leased interests in Grand Gulf or renew the leases at fair market value.  In the event that System Energy does not renew or purchase the interests, System Energy would surrender such interests and their associated entitlement of Grand Gulf’s capacity and energy.

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements.  For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation.  However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes.  Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term.  The amount was a net regulatory liability of $55.6 million as of December 31, 2018 and 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2018, System Energy, in connection with the Grand Gulf sale and leaseback transactions, had future minimum lease payments that are recorded as long-term debt, as follows, which reflects the effect of the December 2013 renewal:

Amount
(In Thousands)

2019	$17,188
2020	17,188
2021	17,188
2022	17,188
2023	17,188
Years thereafter	223,437
Total	309,377
Less: Amount representing interest	275,025
Present value of net minimum lease payments	$34,352

NOTE 16.  DISPOSITIONS (Entergy Corporation)

Vermont Yankee

As discussed in Note 14 to the financial statements in the Form 10-K, in January 2019, Entergy transferred 100% of the membership interests in Entergy Nuclear Vermont Yankee, LLC, the owner of the Vermont Yankee plant, to a subsidiary of NorthStar.

Entergy Nuclear Vermont Yankee had an outstanding credit facility that was used to pay for dry fuel storage costs. This credit facility was guaranteed by Entergy Corporation. Vermont Yankee Asset Retirement Management, LLC, a subsidiary of Entergy, assumed the obligations under the credit facility. At the closing of the transaction, NorthStar caused Entergy Nuclear Vermont Yankee, renamed NorthStar Vermont Yankee, to issue a $139 million promissory note to Vermont Yankee Asset Retirement Management. The amount of the note included the balance outstanding on the credit facility, as well as borrowing fees and costs incurred by Entergy in connection with the credit facility.

Upon closing of the transaction in January 2019, the Vermont Yankee decommissioning trust, along with the decommissioning obligation for the plant, was transferred to NorthStar. The Vermont Yankee spent fuel disposal contract was assigned to NorthStar as part of the transaction. The Vermont Yankee transaction resulted in Entergy generating a net deferred tax asset in January 2019.  The deferred tax asset could not be fully realized by Entergy in the first quarter of 2019; accordingly, Entergy accrued a net tax expense of $29 million on the disposition of Vermont Yankee. The transaction also resulted in other charges of $5.4 million ($4.2 million after-tax) in the first quarter 2019.
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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2019, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2019 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $2.9 million primarily due to lower nuclear refueling outage expenses, higher net revenue, after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes, and lower other operation and maintenance expenses, partially offset by higher interest expense and higher depreciation and amortization expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter 2019 to the first quarter 2018:

Amount
(In Millions)
2018 net revenue	$374.1
Return of unprotected excess accumulated deferred income taxes to customers	(31.8)
Formula rate plan regulatory provision	(10.5)
Retail electric price	10.6
Other	3.8
2019 net revenue	$346.2

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. There is no effect on net income as the reduction in net revenue was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The formula rate plan regulatory provision is due to an additional provision recorded in the first quarter 2019 to reflect the current estimate of the historical year netting adjustment to be included in the 2019 formula rate plan filing that will be made in July 2019. See Note 2 to the financial statements herein for a discussion of the upcoming formula rate plan filing.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2019 as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

Other Income Statement Variances

Nuclear refueling outage expenses decreased primarily due to the amortization of lower costs associated with the most recent outages as compared to previous outages.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Other operation and maintenance expenses decreased primarily due to a decrease of $8.9 million in nuclear generation expenses primarily due to a lower scope of work performed in the first quarter 2019 as compared to the first quarter 2018 and lower nuclear labor costs, including contract labor.

The decrease was partially offset by:

•	an increase of $1.8 million in information technology costs primarily due to higher software maintenance costs and higher labor costs;

•	an increase of $1.1 million in outside legal costs primarily due to a settlement received in 2018 which reduced legal costs in the first quarter 2018;

•	an increase of $1 million in advanced metering costs, including customer education costs; and

•	several individually insignificant items.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $250 million of 4.00% Series first mortgage bonds in May 2018 and the issuance of $350 million of 4.20% Series first mortgage bonds in March 2019.

Income Taxes

The effective income tax rate was (138.2%) for the first quarter 2019. The difference in the effective income tax rate for the first quarter 2019 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of corporate income tax law changes that phase in an Arkansas tax rate reduction.

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2018 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$119	$6,216

Cash flow provided by (used in):
Operating activities	206,467	179,890
Investing activities	(160,961)	(161,344)
Financing activities	144,616	(23,839)
Net increase (decrease) in cash and cash equivalents	190,122	(5,293)

Cash and cash equivalents at end of period	$190,241	$923

Operating Activities

Net cash flow provided by operating activities increased $26.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the timing of recovery of fuel and purchased power costs and a decrease of $16.9 million in pension contributions in 2019. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $0.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a decrease of $18.8 million in nuclear construction expenditures primarily due to a lower scope of work performed on various nuclear projects in 2019 as compared to the same period in 2018 and a decrease of $11.1 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle. The decrease was substantially offset by money pool activity.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $30.5 million for the three months ended March 31, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Arkansas’s financing activities provided $144.6 million of cash for the three months ended March 31, 2019 compared to using $23.8 million of cash for the three months ended March 31, 2018 primarily due to the following activity:

•	the issuance of $350 million of 4.20% Series first mortgage bonds in March 2019;

•	money pool activity; and

•	borrowings of $50 million in 2018 on the Entergy Arkansas long-term credit facility.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $182.7 million in 2019 compared to decreasing by $42.3 million in 2018.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of $350 million of first mortgage bonds in March 2019.

	March 31, 2019	December 31, 2018
Debt to capital	54.1%	52.0%
Effect of excluding the securitization bonds	(0.1%)	(0.2%)
Debt to capital, excluding securitization bonds (a)	54.0%	51.8%
Effect of subtracting cash	(1.4%)	—%
Net debt to net capital, excluding securitization bonds (a)	52.6%	51.8%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, financing lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because the securitization bonds are non-recourse to Entergy Arkansas, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Arkansas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because net debt indicates Entergy Arkansas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
(In Thousands)
$30,521	($182,738)	($123,858)	($166,137)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in September 2023. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2020. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of March 31, 2019, no cash borrowings and no letters of credit were outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2019, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in September 2021.  As of March 31, 2019, $42.6 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

Searcy Solar Facility

                In March 2019, Entergy Arkansas announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar energy facility that will be sited on approximately 800 acres in White County near Searcy, Arkansas.  The purchase is contingent upon, among other things, obtaining necessary approvals from applicable federal and state regulatory and permitting agencies.  The project will be constructed by a subsidiary of NextEra Energy Resources.  Entergy Arkansas will purchase the facility upon completion and after the other purchase contingencies have been met.   Closing is expected to occur by the end of 2021.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

As discussed in the Form 10-K, the formula rate plan filing that will be made in July 2019 to set the formula rates for the 2020 calendar year will include a netting adjustment that will compare projected costs and sales for 2018 that were approved in the 2017 formula rate plan filing to actual 2018 costs and sales data. In the fourth quarter 2018 Entergy Arkansas recorded a provision of $35.1 million that reflected the estimate of the historical year netting adjustment that will be included in the 2019 filing to reflect the change in formula rate plan revenues associated with actual 2018 results when compared to the allowed rate of return on equity. In the first quarter 2019, Entergy Arkansas recorded an additional $10.5 million provision to reflect the current estimate of the historical year netting adjustment to be included in the 2019 filing.

Energy Cost Recovery Rider

In March 2019, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease from $0.01882 per kWh to $0.01462 per kWh and became effective with the first billing cycle in April 2019. In March 2019 the Arkansas Attorney General filed a response to Entergy Arkansas’s annual adjustment and included with its filing a motion for investigation of alleged overcharges to customers in connection with the FERC’s October 2018 order in the opportunity sales proceeding. Entergy Arkansas filed its response to the Attorney General’s motion in April 2019 in which Entergy Arkansas stated its intent to initiate a proceeding to address recovery issues related to the October 2018 FERC order.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Opportunity Sales Proceeding

As discussed in the Form 10-K, in December 2018, Entergy made a compliance filing in response to the FERC’s October 2018 order in the opportunity sales proceeding. The compliance filing provided a final calculation of Entergy Arkansas’s payments to the other Utility operating companies, including interest. No protests were filed in response to the December 2018 compliance filing. The December 2018 compliance filing is pending FERC action.

In February 2019 the LPSC filed a new complaint relating to two issues that were raised in the opportunity sales proceeding, but that in its October 2018 order, the FERC held were outside the scope of the proceeding. In March 2019, Entergy Services filed an answer and motion to dismiss the new complaint.

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

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies. The following is an update to that discussion.

In the first quarter 2019, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and ANO 2 as a result of a revised decommissioning cost study. The revised estimates resulted in a $126.2 million increase in its decommissioning cost liabilities, along with corresponding increases in the related asset retirement cost assets that will be depreciated over the remaining lives of the units.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	2019	2018
	(In Thousands)
OPERATING REVENUES
Electric	$545,812	$551,024

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	152,159	108,306
Purchased power	47,058	71,972
Nuclear refueling outage expenses	17,248	23,402
Other operation and maintenance	166,460	169,358
Decommissioning	15,761	14,760
Taxes other than income taxes	28,363	27,905
Depreciation and amortization	75,847	71,981
Other regulatory charges (credits) - net	445	(3,307)
TOTAL	503,341	484,377

OPERATING INCOME	42,471	66,647

OTHER INCOME
Allowance for equity funds used during construction	3,428	4,008
Interest and investment income	6,183	6,814
Miscellaneous - net	(3,690)	(3,871)
TOTAL	5,921	6,951

INTEREST EXPENSE
Interest expense	33,383	29,766
Allowance for borrowed funds used during construction	(1,414)	(1,890)
TOTAL	31,969	27,876

INCOME BEFORE INCOME TAXES	16,423	45,722

Income taxes	(22,698)	9,467

NET INCOME	39,121	36,255

Preferred dividend requirements	—	357

EARNINGS APPLICABLE TO COMMON EQUITY	$39,121	$35,898

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$39,121	$36,255
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	117,255	115,976
Deferred income taxes, investment tax credits, and non-current taxes accrued	30,756	11,877
Changes in assets and liabilities:
Receivables	22,194	31,033
Fuel inventory	260	(13,868)
Accounts payable	(56,432)	(26,924)
Taxes accrued	(10,616)	10,072
Interest accrued	12,661	9,748
Deferred fuel costs	44,926	1,971
Other working capital accounts	1,599	5,591
Provisions for estimated losses	9,930	6,520
Other regulatory assets	(56,263)	13,835
Other regulatory liabilities	53,386	(13,546)
Pension and other postretirement liabilities	(910)	(19,277)
Other assets and liabilities	(1,400)	10,627
Net cash flow provided by operating activities	206,467	179,890

INVESTING ACTIVITIES
Construction expenditures	(147,214)	(167,485)
Allowance for equity funds used during construction	3,506	4,143
Nuclear fuel purchases	(214)	(19,391)
Proceeds from sale of nuclear fuel	22,834	30,907
Proceeds from nuclear decommissioning trust fund sales	34,423	34,865
Investment in nuclear decommissioning trust funds	(40,223)	(40,238)
Change in money pool receivable - net	(30,521)	—
Changes in securitization account	(3,553)	(4,145)
Other	1	—
Net cash flow used in investing activities	(160,961)	(161,344)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	603,655	175,000
Retirement of long-term debt	(275,904)	(149,904)
Changes in short-term borrowings - net	—	(6,087)
Changes in money pool payable - net	(182,738)	(42,279)
Dividends paid:
Preferred stock	—	(357)
Other	(397)	(212)
Net cash flow provided by (used in) financing activities	144,616	(23,839)

Net increase (decrease) in cash and cash equivalents	190,122	(5,293)
Cash and cash equivalents at beginning of period	119	6,216
Cash and cash equivalents at end of period	$190,241	$923

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$19,458	$18,761

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$746	$118
Temporary cash investments	189,495	1
Total cash and cash equivalents	190,241	119
Securitization recovery trust account	8,218	4,666
Accounts receivable:
Customer	130,054	94,348
Allowance for doubtful accounts	(1,455)	(1,264)
Associated companies	63,023	48,184
Other	43,548	64,393
Accrued unbilled revenues	86,910	108,092
Total accounts receivable	322,080	313,753
Deferred fuel costs	—	19,235
Fuel inventory - at average cost	22,888	23,148
Materials and supplies - at average cost	205,601	196,314
Deferred nuclear refueling outage costs	60,689	78,966
Prepayments and other	10,073	14,553
TOTAL	819,790	650,754

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	997,263	912,049
Other	5,478	5,480
TOTAL	1,002,741	917,529

UTILITY PLANT
Electric	11,744,151	11,611,041
Construction work in progress	304,981	243,731
Nuclear fuel	171,038	220,602
TOTAL UTILITY PLANT	12,220,170	12,075,374
Less - accumulated depreciation and amortization	4,865,283	4,864,818
UTILITY PLANT - NET	7,354,887	7,210,556

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $11,096 as of March 31, 2019 and $14,329 as of December 31, 2018)	1,591,240	1,534,977
Deferred fuel costs	67,393	67,294
Other	26,292	20,486
TOTAL	1,684,925	1,622,757

TOTAL ASSETS	$10,862,343	$10,401,596

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$47,717	$251,768
Other	140,708	187,387
Customer deposits	99,380	99,053
Taxes accrued	46,273	56,889
Interest accrued	31,554	18,893
Deferred fuel costs	25,790	—
Current portion of unprotected excess accumulated deferred income taxes	100,594	99,316
Other	39,020	23,943
TOTAL	531,036	737,249

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,131,314	1,085,545
Accumulated deferred investment tax credits	32,602	32,903
Regulatory liability for income taxes - net	467,198	505,748
Other regulatory liabilities	493,326	402,668
Decommissioning	1,190,346	1,048,428
Accumulated provisions	58,909	48,979
Pension and other postretirement liabilities	312,361	313,295
Long-term debt (includes securitization bonds of $20,975 as of March 31, 2019 and $20,898 as of December 31, 2018)	3,555,152	3,225,759
Other	67,875	17,919
TOTAL	7,309,083	6,681,244

EQUITY
Member's equity	3,022,224	2,983,103
TOTAL	3,022,224	2,983,103

TOTAL LIABILITIES AND EQUITY	$10,862,343	$10,401,596

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2017	$2,376,754

Net income	36,255
Preferred stock dividends	(357)

Balance at March 31, 2018	$2,412,652

Balance at December 31, 2018	$2,983,103

Net income	39,121

Balance at March 31, 2019	$3,022,224

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Nine Months Ended		Increase/
Description	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$210	$236	($26)	(11)
Commercial	125	121	4	3
Industrial	122	111	11	10
Governmental	5	5	—	—
Total billed retail	462	473	(11)	(2)
Sales for resale:
Associated companies	29	30	(1)	(3)
Non-associated companies	50	36	14	39
Other	5	12	(7)	(58)
Total	$546	$551	($5)	(1)

Billed Electric Energy Sales (GWh):
Residential	2,205	2,329	(124)	(5)
Commercial	1,326	1,365	(39)	(3)
Industrial	1,845	1,828	17	1
Governmental	57	56	1	2
Total retail	5,433	5,578	(145)	(3)
Sales for resale:
Associated companies	597	487	110	23
Non-associated companies	2,519	1,717	802	47
Total	8,549	7,782	767	10

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $16 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by higher depreciation and amortization expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2019 to the first quarter 2018:

Amount
(In Millions)
2018 net revenue	$573.7
Retail electric price	46.0
Return of unprotected excess accumulated deferred income taxes to customers	(7.0)
Volume/weather	(29.6)
Other	(0.8)
2019 net revenue	$582.3

The retail electric price variance is primarily due to regulatory charges of $27 million recorded in the first quarter 2018 to reflect the effects of a provision in the settlement reached in the formula rate plan extension proceeding to return the benefits of the lower federal income tax rate in 2018 to customers, an increase in formula rate plan revenues, as approved by the LPSC, implemented with the first billing cycle of September 2018, and the implementation of an advanced metering system customer charge, as approved by the LPSC, effective January 2019. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan proceedings and advanced metering system customer charge.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018. There is no effect on net income as the reduction in net revenue was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to a decrease of 225 GWh, or 2%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales. The decrease was partially offset by an increase in industrial usage primarily due to an increase in demand from existing customers.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $9.7 million in nuclear generation expenses primarily due to a lower scope of work performed during non-refueling plant outages in the first quarter 2019 as compared to the first quarter 2018 and lower nuclear labor costs; and

•	a decrease of $4.1 million in energy efficiency costs due to the timing of recovery from customers.

The decrease was partially offset by:

•	an increase of $2.2 million in information technology costs primarily due to higher software maintenance costs and higher contract costs; and

•	an increase of $2.1 million in loss provisions primarily due to a litigation provision recorded in first quarter 2019.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2019, including the Lake Charles Power Station and St. Charles Power Station projects. The increase was substantially offset by a change in decommissioning trust fund investment activity.

Income Taxes

The effective income tax rate was 11.5% for the first quarter 2019. The difference in the effective income tax rate for the first quarter 2019 versus the federal statutory rate of 21% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, the amortization of excess accumulated deferred income taxes, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2018 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$43,364	$35,907

Cash flow provided by (used in):
Operating activities	179,583	328,040
Investing activities	(441,392)	(613,950)
Financing activities	523,608	812,289
Net increase in cash and cash equivalents	261,799	526,379

Cash and cash equivalents at end of period	$305,163	$562,286

Operating Activities

Net cash flow provided by operating activities decreased $148.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to:

•	the timing of collection of receivables from customers;

•	an increase of $28.7 million in spending on nuclear refueling outages;

•	an increase of $20.3 million in interest payments in the first quarter 2019 as compared to the first quarter 2018; and

•
the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements in the Form 10-K for a discussion of the regulatory activity regarding the Tax Cuts and Jobs Act.

The decrease was partially offset by a decrease of $17.6 million in pension contributions in 2019 as compared to 2018. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $172.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to:

•	money pool activity;

•	a decrease of $90.3 million in fossil-fueled generation construction expenditures primarily due to lower spending on the St. Charles Power Station and Lake Charles Power Station projects in 2019; and

•	a decrease of $22 million in transmission construction expenditures primarily due to a lower scope of work performed in 2019 as compared to the same period in 2018.

The decrease was partially offset by:

•
an increase of $85.7 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle; and

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $42.6 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2019.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $8.9 million for the three months ended March 31, 2019 compared to increasing by $170.2 million for the three months ended March 31, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $288.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to:

•	the issuance of $750 million of 4.00% Series first mortgage bonds in March 2018;

•	net borrowings of $100 million on the Entergy Louisiana long-term credit facility in 2018;

•	$49 million in common equity distributions in the first quarter 2019 primarily to maintain Entergy Louisiana’s targeted capital structure; and

•	net short-term borrowings of $19.4 million in 2018 on the nuclear fuel company variable interest entities’ credit facilities.

The decrease was partially offset by the issuance of $525 million of 4.20% Series first mortgage bonds in March 2019 and net long-term borrowings of $54.3 million on the nuclear fuel company variable interest entities’ credit facilities in 2019 compared to net repayments of long-term borrowings of $49.7 million on the nuclear fuel company variable interest entities’ credit facilities in 2018.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of $525 million of first mortgage bonds in March 2019.

	March 31, 2019	December 31, 2018
Debt to capital	55.3%	53.6%
Effect of excluding securitization bonds	(0.2%)	(0.3%)
Debt to capital, excluding securitization bonds (a)	55.1%	53.3%
Effect of subtracting cash	(1.1%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	54.0%	53.2%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Debt consists of short-term borrowings, financing lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because the securitization bonds are non-recourse to Entergy Louisiana, as more fully described in Note 5 to the financial statements in the Form 10-K. Entergy Louisiana also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Louisiana’s receivables from the money pool were as follows:

March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
(In Thousands)
$37,965	$46,845	$181,336	$11,173

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in September 2023.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of March 31, 2019, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2019, a $43 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in September 2021.  As of March 31, 2019, $95.4 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of March 31, 2019, $79.5 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following is an update to that discussion.

Fuel and purchased power recovery

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. In January 2019, the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $7.3 million, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana recorded a provision in first quarter 2019 for the potential outcome of the audit.

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Entergy Louisiana, LLC and Subsidiaries
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

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	2019	2018
	(In Thousands)
OPERATING REVENUES
Electric	$936,693	$1,005,106
Natural gas	22,637	24,238
TOTAL	959,330	1,029,344

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	147,349	180,781
Purchased power	257,306	251,772
Nuclear refueling outage expenses	12,808	13,099
Other operation and maintenance	225,888	234,380
Decommissioning	13,879	12,772
Taxes other than income taxes	49,682	51,280
Depreciation and amortization	126,134	120,822
Other regulatory charges (credits) - net	(27,660)	23,119
TOTAL	805,386	888,025

OPERATING INCOME	153,944	141,319

OTHER INCOME
Allowance for equity funds used during construction	23,914	17,745
Interest and investment income	71,986	43,275
Miscellaneous - net	(42,344)	(7,665)
TOTAL	53,556	53,355

INTEREST EXPENSE
Interest expense	74,703	70,096
Allowance for borrowed funds used during construction	(11,367)	(8,763)
TOTAL	63,336	61,333

INCOME BEFORE INCOME TAXES	144,164	133,341

Income taxes	16,531	21,748

NET INCOME	$127,633	$111,593

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	2019	2018
	(In Thousands)

Net Income	$127,633	$111,593
Other comprehensive loss
Pension and other postretirement liabilities (net of tax benefit of $342 and $176)	(969)	(501)
Other comprehensive loss	(969)	(501)
Comprehensive Income	$126,664	$111,092

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$127,633	$111,593
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	153,368	157,887
Deferred income taxes, investment tax credits, and non-current taxes accrued	49,041	86,443
Changes in working capital:
Receivables	(849)	53,786
Fuel inventory	31	(1,402)
Accounts payable	(26,475)	(18,036)
Prepaid taxes and taxes accrued	16,311	(24,705)
Interest accrued	(9,300)	6,365
Deferred fuel costs	(50,620)	(52,090)
Other working capital accounts	(41,481)	(55)
Changes in provisions for estimated losses	2,962	(481)
Changes in other regulatory assets	(91,490)	28,579
Changes in other regulatory liabilities	49,352	(6,088)
Changes in pension and other postretirement liabilities	(1,954)	(18,075)
Other	3,054	4,319
Net cash flow provided by operating activities	179,583	328,040

INVESTING ACTIVITIES
Construction expenditures	(401,573)	(469,398)
Allowance for equity funds used during construction	23,914	17,745
Nuclear fuel purchases	(59,422)	(9,997)
Proceeds from the sale of nuclear fuel	—	36,301
Payments to storm reserve escrow account	(1,651)	(853)
Changes to securitization account	(5,405)	(7,523)
Proceeds from nuclear decommissioning trust fund sales	101,555	125,453
Investment in nuclear decommissioning trust funds	(107,690)	(137,097)
Changes in money pool receivable - net	8,880	(170,163)
Insurance proceeds	—	1,582
Net cash flow used in investing activities	(441,392)	(613,950)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,212,989	947,038
Retirement of long-term debt	(642,307)	(154,117)
Changes in short-term borrowings - net	—	19,382
Distributions paid:
Common equity	(49,000)	—
Other	1,926	(14)
Net cash flow provided by financing activities	523,608	812,289

Net increase in cash and cash equivalents	261,799	526,379
Cash and cash equivalents at beginning of period	43,364	35,907
Cash and cash equivalents at end of period	$305,163	$562,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$81,940	$61,613
Income taxes	$—	($2,973)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$68,144	$252
Temporary cash investments	237,019	43,112
Total cash and cash equivalents	305,163	43,364
Accounts receivable:
Customer	219,503	199,903
Allowance for doubtful accounts	(1,912)	(1,813)
Associated companies	106,149	123,363
Other	73,120	60,879
Accrued unbilled revenues	144,493	167,052
Total accounts receivable	541,353	549,384
Deferred fuel costs	19,209	—
Fuel inventory	34,387	34,418
Materials and supplies - at average cost	328,666	324,627
Deferred nuclear refueling outage costs	61,384	24,406
Prepayments and other	38,550	38,715
TOTAL	1,328,712	1,014,914

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,408,045	1,284,996
Storm reserve escrow account	291,176	289,525
Non-utility property - at cost (less accumulated depreciation)	292,380	286,555
Other	15,085	14,927
TOTAL	3,397,273	3,266,590

UTILITY PLANT
Electric	20,614,483	20,532,312
Natural gas	218,502	211,421
Construction work in progress	1,997,965	1,864,582
Nuclear fuel	329,778	298,022
TOTAL UTILITY PLANT	23,160,728	22,906,337
Less - accumulated depreciation and amortization	8,827,954	8,837,596
UTILITY PLANT - NET	14,332,774	14,068,741

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $44,739 as of March 31, 2019 and $49,753 as of December 31, 2018)	1,196,567	1,105,077
Deferred fuel costs	168,122	168,122
Other	32,729	28,371
TOTAL	1,397,418	1,301,570

TOTAL ASSETS	$20,456,177	$19,651,815

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$2	$2
Accounts payable:
Associated companies	82,848	102,749
Other	380,874	390,367
Customer deposits	154,573	155,314
Taxes accrued	47,179	30,868
Interest accrued	74,150	83,450
Deferred fuel costs	—	31,411
Current portion of unprotected excess accumulated deferred income taxes	33,343	31,457
Other	59,002	49,202
TOTAL	831,971	874,820

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,280,532	2,226,721
Accumulated deferred investment tax credits	115,782	116,999
Regulatory liability for income taxes - net	561,864	581,001
Other regulatory liabilities	815,387	748,784
Decommissioning	1,296,647	1,280,272
Accumulated provisions	313,717	310,755
Pension and other postretirement liabilities	641,132	643,171
Long-term debt (includes securitization bonds of $55,747 as of March 31, 2019 and $55,682 as of December 31, 2018)	7,377,910	6,805,766
Other	240,664	160,608
TOTAL	13,643,635	12,874,077

Commitments and Contingencies

EQUITY
Member's equity	5,987,693	5,909,071
Accumulated other comprehensive loss	(7,122)	(6,153)
TOTAL	5,980,571	5,902,918

TOTAL LIABILITIES AND EQUITY	$20,456,177	$19,651,815

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2017	$5,355,204	($46,400)	$5,308,804

Net income	111,593	—	111,593
Other comprehensive loss	—	(501)	(501)
Reclassification pursuant to ASU 2018-02	6,262	(10,049)	(3,787)
Other	24	—	24

Balance at March 31, 2018	$5,473,083	($56,950)	$5,416,133

Balance at December 31, 2018	$5,909,071	($6,153)	$5,902,918

Net income	127,633	—	127,633
Other comprehensive loss	—	(969)	(969)
Distributions declared on common equity	(49,000)	—	(49,000)
Other	(11)	—	(11)

Balance at March 31, 2019	$5,987,693	($7,122)	$5,980,571

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Nine Months Ended		Increase/
Description	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$264	$296	($32)	(11)
Commercial	207	225	(18)	(8)
Industrial	347	352	(5)	(1)
Governmental	17	17	—	—
Total billed retail	835	890	(55)	(6)
Sales for resale:
Associated companies	68	74	(6)	(8)
Non-associated companies	16	15	1	7
Other	18	26	(8)	(31)
Total	$937	$1,005	($68)	(7)

Billed Electric Energy Sales (GWh):
Residential	3,080	3,459	(379)	(11)
Commercial	2,519	2,661	(142)	(5)
Industrial	7,343	7,049	294	4
Governmental	203	201	2	1
Total retail	13,145	13,370	(225)	(2)
Sales for resale:
Associated companies	1,080	1,014	66	7
Non-associated companies	505	513	(8)	(2)
Total	14,730	14,897	(167)	(1)

ENTERGY MISSISSIPPI, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $7.4 million primarily due to lower net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the first quarter 2019 to the first quarter 2018:

Amount
(In Millions)
2018 net revenue	$164.5
Volume/weather	(5.1)
Retail electric price	(3.3)
Other	(0.9)
2019 net revenue	$155.2

The volume/weather variance is primarily due to a decrease of 226 GWh, or 7%, in billed electricity usage, including the effect of less favorable weather on residential sales.

The retail electric price variance is primarily due to lower storm damage rider revenues. Entergy Mississippi resumed billing the storm damage rider effective with the September 2017 billing cycle and ceased billing the storm damage rider effective with the August 2018 billing cycle. The decrease was partially offset by higher ad valorem tax adjustment rider revenues resulting from a rate increase effective October 2018. See Note 2 to the financial statements in the Form 10-K for further discussion of the storm damage rider.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to a decrease of $5.1 million in storm damage provisions, offset by several individually insignificant items. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

Income Taxes

The effective income tax rate was 18.3% for the first quarter 2019. The difference in the effective income tax rate for the first quarter 2019 versus the federal statutory rate of 21% was primarily due to book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes and the provision for uncertain tax positions.

The effective income tax rate was 23.3% for the first quarter 2018. The difference in the effective income tax rate for the first quarter 2018 versus the federal statutory rate of 21% was primarily due to state income taxes and a write-off of a stock-based compensation deferred tax asset, partially offset by certain book and tax differences related to utility plant items.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2018 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$36,954	$6,096

Cash flow provided by (used in):
Operating activities	9,992	(8,841)
Investing activities	(54,376)	(76,268)
Financing activities	8,315	79,316
Net decrease in cash and cash equivalents	(36,069)	(5,793)

Cash and cash equivalents at end of period	$885	$303

Operating Activities

Entergy Mississippi’s operating activities provided $10 million in cash for the three months ended March 31, 2019 compared to using $8.8 million in cash for the three months ended March 31, 2018 primarily due to:

•	the timing of collection of receivables from customers;

•	a decrease of $4.6 million in interest paid in 2019 as compared to 2018;

•
a decrease of $4 million in pension contributions in 2019 as compared to 2018. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding; and

•	the timing of recovery of fuel and purchased power costs in 2019 as compared to 2018.

Investing Activities

Net cash flow used in investing activities decreased $21.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to money pool activity. The decrease was partially offset by an increase of $9.6 million in fossil-fueled generation construction expenditures, an increase of $7.5 million in transmission construction expenditures, and an increase of $5.6 million in distribution construction expenditures, each primarily due to a higher scope of work performed in 2019 as compared to 2018.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $41.4 million for the three months ended March 31, 2019 compared to decreasing by $1.6 million for the three months ended March 31, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $71 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to money pool activity.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi’s payable to the money pool increased by $10.9 million for the three months ended March 31, 2019 compared to increasing by $74.9 million for the three months ended March 31, 2018.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	March 31, 2019	December 31, 2018
Debt to capital	50.5%	50.6%
Effect of subtracting cash	—%	(0.7%)
Net debt to net capital	50.5%	49.9%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, financing lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition because net debt indicates Entergy Mississippi’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
(In Thousands)
($10,925)	$41,380	($74,892)	$1,633

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Entergy Mississippi has three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in May 2019. Entergy Mississippi expects to renew its credit facilities prior to expiration. No borrowings were outstanding under the credit facilities as of March 31, 2019.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2019, $12.1 million of letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Choctaw Generating Station

In August 2018, Entergy Mississippi announced that it signed an asset purchase agreement to acquire from a subsidiary of GenOn Energy Inc. the Choctaw Generating Station, an 810 MW natural gas fired combined-cycle turbine plant located near French Camp, Mississippi.  The purchase price is expected to be approximately $314 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $401 million.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and the FERC. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act has occurred.  In October 2018, Entergy Mississippi filed an application with the MPSC seeking approval of the acquisition and cost recovery. In a separate filing in October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions approved by the MPSC. Closing is expected to occur by the end of 2019. Due diligence performed on the plant indicates that there exists a potential mechanical issue that must be addressed prior to closing.  There is some possibility that closing may be delayed to allow time for this issue to be resolved.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Mississippi Attorney General Complaint

As discussed in the Form 10-K, the Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution. The defendants have denied the allegations. In December 2008 the Attorney General’s lawsuit was removed to U.S. District Court in Jackson, Mississippi. Pre-trial and settlement conferences were held in October 2018. In October 2018 the District Court rescheduled the trial to April 2019. In April 2019 the District Court remanded the Attorney General’s lawsuit to the Hinds County Chancery Court in Jackson, Mississippi.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Formula Rate Plan

In March 2019, Entergy Mississippi submitted its formula rate plan 2019 test year filing and 2018 look-back filing showing Entergy Mississippi’s earned return for the historical 2018 calendar year to be above the formula rate plan bandwidth and projected earned return for the 2019 calendar year to be below the formula rate plan bandwidth. The 2019 test year filing shows a $36.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.94% return on rate base, within the formula rate plan bandwidth. The 2018 look-back filing compares actual 2018 results to the approved benchmark return on rate base and shows a $10.1 million interim decrease in formula rate plan revenues is necessary. In the fourth quarter 2018, Entergy Mississippi recorded a provision of $9.3 million that reflected the estimate of the difference between the 2018 expected earned rate of return on rate base and an established performance-adjusted benchmark rate of return under the formula rate plan performance-adjusted bandwidth mechanism. In the first quarter 2019, Entergy Mississippi recorded a $0.8 million increase in the provision to reflect the amount shown in the look-back filing. The filing is currently subject to MPSC review. A final order is expected in the second quarter 2019, with the resulting rates effective for the first billing cycle of July 2019.

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

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for utility regulatory accounting, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	2019	2018
	(In Thousands)
OPERATING REVENUES
Electric	$282,244	$315,743

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	53,229	63,528
Purchased power	71,455	87,456
Other operation and maintenance	59,183	59,458
Taxes other than income taxes	26,127	25,394
Depreciation and amortization	39,088	38,182
Other regulatory charges - net	2,370	293
TOTAL	251,452	274,311

OPERATING INCOME	30,792	41,432

OTHER INCOME
Allowance for equity funds used during construction	1,913	1,978
Interest and investment income	152	25
Miscellaneous - net	(263)	(571)
TOTAL	1,802	1,432

INTEREST EXPENSE
Interest expense	14,540	13,905
Allowance for borrowed funds used during construction	(785)	(828)
TOTAL	13,755	13,077

INCOME BEFORE INCOME TAXES	18,839	29,787

Income taxes	3,441	6,944

NET INCOME	15,398	22,843

Preferred dividend requirements and other	—	238

EARNINGS APPLICABLE TO COMMON EQUITY	$15,398	$22,605

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$15,398	$22,843
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	39,088	38,182
Deferred income taxes, investment tax credits, and non-current taxes accrued	12,072	7,787
Changes in assets and liabilities:
Receivables	18,364	1,018
Fuel inventory	(4,267)	(767)
Accounts payable	(5,722)	(24,818)
Taxes accrued	(66,445)	(56,244)
Interest accrued	(293)	(5,548)
Deferred fuel costs	17,635	13,817
Other working capital accounts	3,444	(4,856)
Provisions for estimated losses	(846)	4,754
Other regulatory assets	(3,478)	4,586
Other regulatory liabilities	(9,301)	766
Pension and other postretirement liabilities	269	(4,604)
Other assets and liabilities	(5,926)	(5,757)
Net cash flow provided by (used in) operating activities	9,992	(8,841)

INVESTING ACTIVITIES
Construction expenditures	(97,487)	(79,141)
Allowance for equity funds used during construction	1,913	1,978
Changes in money pool receivable - net	41,380	1,633
Other	(182)	(738)
Net cash flow used in investing activities	(54,376)	(76,268)

FINANCING ACTIVITIES
Changes in money pool payable - net	10,925	74,892
Distributions/dividends paid:
Preferred stock	—	(238)
Other	(2,610)	4,662
Net cash flow provided by financing activities	8,315	79,316

Net decrease in cash and cash equivalents	(36,069)	(5,793)
Cash and cash equivalents at beginning of period	36,954	6,096
Cash and cash equivalents at end of period	$885	$303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$14,193	$18,820

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$878	$11
Temporary cash investments	7	36,943
Total cash and cash equivalents	885	36,954
Accounts receivable:
Customer	71,621	73,205
Allowance for doubtful accounts	(647)	(563)
Associated companies	3,641	51,065
Other	7,678	8,647
Accrued unbilled revenues	40,488	50,171
Total accounts receivable	122,781	182,525
Deferred fuel costs	—	8,016
Fuel inventory - at average cost	16,198	11,931
Materials and supplies - at average cost	49,576	47,255
Prepayments and other	4,043	9,365
TOTAL	193,483	296,046

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,572	4,576
Storm reserve escrow account	32,629	32,447
TOTAL	37,201	37,023

UTILITY PLANT
Electric	4,834,942	4,780,720
Construction work in progress	182,618	128,149
TOTAL UTILITY PLANT	5,017,560	4,908,869
Less - accumulated depreciation and amortization	1,667,543	1,641,821
UTILITY PLANT - NET	3,350,017	3,267,048

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	346,527	343,049
Other	9,878	3,638
TOTAL	356,405	346,687

TOTAL ASSETS	$3,937,106	$3,946,804

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$150,000	$150,000
Accounts payable:
Associated companies	53,027	42,928
Other	74,694	79,117
Customer deposits	85,830	85,085
Taxes accrued	11,107	77,552
Interest accrued	19,938	20,231
Deferred fuel costs	9,619	—
Other	15,111	7,526
TOTAL	419,326	462,439

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	566,047	551,869
Accumulated deferred investment tax credits	10,146	10,186
Regulatory liability for income taxes - net	244,123	246,402
Other regulatory liabilities	26,600	33,622
Asset retirement cost liabilities	9,333	9,206
Accumulated provisions	50,296	51,142
Pension and other postretirement liabilities	93,324	93,100
Long-term debt	1,175,915	1,175,750
Other	34,372	20,862
TOTAL	2,210,156	2,192,139

Commitments and Contingencies

EQUITY
Member's equity	1,307,624	1,292,226
TOTAL	1,307,624	1,292,226

TOTAL LIABILITIES AND EQUITY	$3,937,106	$3,946,804

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2017	$1,177,870

Net income	22,843
Preferred stock dividends	(238)

Balance at March 31, 2018	$1,200,475

Balance at December 31, 2018	$1,292,226

Net income	15,398

Balance at March 31, 2019	$1,307,624

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
Description	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$129	$148	($19)	(13)
Commercial	98	110	(12)	(11)
Industrial	38	43	(5)	(12)
Governmental	10	11	(1)	(9)
Total billed retail	275	312	(37)	(12)
Sales for resale:
Non-associated companies	5	2	3	150
Other	2	2	—	—
Total	$282	$316	($34)	(11)

Billed Electric Energy Sales (GWh):
Residential	1,315	1,449	(134)	(9)
Commercial	1,040	1,100	(60)	(5)
Industrial	566	597	(31)	(5)
Governmental	98	99	(1)	(1)
Total retail	3,019	3,245	(226)	(7)
Sales for resale:
Non-associated companies	166	193	(27)	(14)
Total	3,185	3,438	(253)	(7)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $1.9 million primarily due to higher other operation and maintenance expenses, a higher effective income tax rate, and lower net revenue, partially offset by lower taxes other than income taxes.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2019 to the first quarter 2018:

Amount
(In Millions)
2018 net revenue	$75.0
Rough production cost equalization	(1.5)
Volume/weather	(1.3)
Amortization of income tax rate change liability	3.1
Other	(1.2)
2019 net revenue	$74.1

The rough production cost equalization variance is due to the use in the first quarter of 2018 of prior rough production cost equalization proceeds to offset investments in Energy Smart energy efficiency programs. The rough production cost equalization variance is offset in other operation and maintenance expenses and has no effect on net income. See Note 2 to the financial statements in the Form 10-K for discussion of Energy Smart program funding.

The volume/weather variance is primarily due to a decrease of 100 GWh, or 7%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales.

The amortization of income tax rate change liability variance is primarily due to the amortization of the regulatory liability that Entergy New Orleans began recording in 2018 for the lower income tax rate. This portion of the benefits of the lower income tax rate are being given to customers through investments in Energy Smart energy efficiency programs. The amortization of income tax rate change liability is offset in other operation and maintenance expenses and has no effect on net income. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $1.5 million in information technology costs primarily due to higher software maintenance costs and higher contract costs;

•	an increase of $0.9 million in energy efficiency costs; and

•	an increase of $0.9 million in costs related to customer initiatives to explore new technologies and services.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by:

•	a decrease of $1.2 million in distribution expenses primarily due to lower contract labor costs; and

•	a decrease of $1.1 million in fossil-fueled generation expenses primarily due to lower plant operating expenses in 2019 as compared to 2018.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes primarily due to lower electric retail revenues in 2019 as compared to the same period in 2018.

Income Taxes

The effective income tax rate was 25.3% for the first quarter 2019. The difference in the effective income tax rate for the first quarter 2019 versus the federal statutory rate of 21% was primarily due to permanent book and tax differences, state income taxes, and the provision for uncertain tax positions, partially offset by flow-through tax accounting, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction.

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017.  Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2018 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion.  Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$19,677	$32,741

Cash flow provided by (used in):
Operating activities	16,522	7,049
Investing activities	(36,783)	(31,573)
Financing activities	1,378	(6,857)
Net decrease in cash and cash equivalents	(18,883)	(31,381)

Cash and cash equivalents at end of period	$794	$1,360

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $9.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to:

•	the timing of payments to vendors;

•	the timing of recovery of fuel and purchased power costs; and

•
a decrease of $2 million in pension contributions in 2019 as compared to 2018. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $5.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to:

•
an increase of $9.5 million in fossil-fueled generation construction expenditures primarily due to higher spending on the New Orleans Power Station and New Orleans Solar projects in 2019 as compared to the same period in 2018; and

•
an increase of $5.8 million in transmission construction expenditures primarily due to a higher scope of work performed in 2019 as compared to the same period in 2018, including investment in Entergy New Orleans’s system reliability and infrastructure.

The increase was partially offset by money pool activity.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $22 million for the three months ended March 31, 2019 compared to decreasing $12.3 million for the three months ended March 31, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities provided $1.4 million of cash for the three months ended March 31, 2019 compared to using $6.9 million of cash for the three months ended March 31, 2018 primarily due to $6.3 million in common equity distributions in 2018. Common equity distributions were lower in 2019 primarily as a result of the increase in planned capital investments.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to an increase in member’s equity in 2019.

	March 31, 2019	December 31, 2018
Debt to capital	51.7%	52.1%
Effect of excluding securitization bonds	(3.5%)	(3.5%)
Debt to capital, excluding securitization bonds (a)	48.2%	48.6%
Effect of subtracting cash	—%	(1.2%)
Net debt to net capital, excluding securitization bonds (a)	48.2%	47.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, financing lease obligations, long-term debt, including the currently maturing portion, and the long-term payable due to an associated company.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because the securitization bonds are non-recourse to Entergy New Orleans, as more fully described in Note 5 to the financial statements in the Form 10-K. Entergy New Orleans also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
(In Thousands)
($1,877)	$22,016	$432	$12,723

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2021. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of March 31, 2019, there were no cash borrowings and a $0.8 million letter of credit was outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2019, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Renewables

As discussed in the Form 10-K, in July 2018, Entergy New Orleans filed an application with the City Council requesting approval of three utility-scale solar projects totaling 90 MW. In December 2018 the City Council advisors requested that Entergy New Orleans pursue alternative deal structures for the Washington Parish project and attempt to reduce costs for the 20 MW Orleans Parish project. As a result of settlement discussions, in March 2019, Entergy New Orleans revised its application to convert the build-own transfer acquisition of the 50 MW facility in Washington Parish to a power purchase agreement. Also in March 2019 the City Council approved a motion to allow settlement discussions to continue until June 2019.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following is an update to that discussion.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Reliability Investigation

In August 2017 the City Council established a docket to investigate the reliability of the Entergy New Orleans distribution system and to consider implementing certain reliability standards and possible financial penalties for not meeting any such standards. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. The resolution also called for Entergy New Orleans to file a revised reliability plan addressing the current state of its distribution system and proposing remedial measures for increasing reliability. In June 2018, Entergy New Orleans filed its response to the City Council’s resolution regarding the prudence of its management and maintenance of the reliability of its distribution system.  In July 2018, Entergy New Orleans filed its revised reliability plan discussing the various reliability programs that it uses to improve distribution system reliability and discussing generally the positive effect that advanced meter deployment and grid modernization can have on future reliability.  Entergy New Orleans has retained a national consulting firm with expertise in distribution system reliability to conduct a review of Entergy New Orleans’s distribution system reliability-related practices and procedures and to provide recommendations for improving distribution system reliability. The report was filed with the City Council in October 2018. The City Council also approved a resolution that opens a prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New Orleans and whether fines should be imposed. In January 2019, Entergy New Orleans filed testimony in response to the prudence investigation and asserting that it had been prudent in managing system reliability. In April 2019 the City Council advisors filed comments and testimony asserting that Entergy New Orleans did not act prudently in maintaining and improving its distribution system reliability in recent years and recommending that a financial penalty in the range of $1.5 million to $2 million should be assessed.  Entergy New Orleans disagrees with the recommendation and plans to submit rebuttal testimony in May 2019.

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

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for further discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for utility regulatory accounting, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	2019	2018
	(In Thousands)
OPERATING REVENUES
Electric	$130,883	$155,818
Natural gas	32,311	32,457
TOTAL	163,194	188,275

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	30,760	23,739
Purchased power	60,649	83,156
Other operation and maintenance	30,298	28,299
Taxes other than income taxes	13,542	15,132
Depreciation and amortization	14,164	13,747
Other regulatory charges (credits) - net	(2,355)	6,333
TOTAL	147,058	170,406

OPERATING INCOME	16,136	17,869

OTHER INCOME
Allowance for equity funds used during construction	2,290	851
Interest and investment income	179	93
Miscellaneous - net	(1,506)	(337)
TOTAL	963	607

INTEREST EXPENSE
Interest expense	5,936	5,279
Allowance for borrowed funds used during construction	(914)	(314)
TOTAL	5,022	4,965

INCOME BEFORE INCOME TAXES	12,077	13,511

Income taxes	3,054	2,629

NET INCOME	$9,023	$10,882

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$9,023	$10,882
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	14,164	13,747
Deferred income taxes, investment tax credits, and non-current taxes accrued	9,743	17,909
Changes in assets and liabilities:
Receivables	(20)	3,378
Fuel inventory	1,529	951
Accounts payable	8,298	(7,973)
Prepaid taxes and taxes accrued	(4,443)	(13,351)
Interest accrued	650	(81)
Deferred fuel costs	(71)	(11,309)
Other working capital accounts	(15,144)	(12,082)
Provisions for estimated losses	454	196
Other regulatory assets	(16,528)	7,226
Other regulatory liabilities	(8,634)	1,331
Pension and other postretirement liabilities	(1,706)	(3,686)
Other assets and liabilities	19,207	(89)
Net cash flow provided by operating activities	16,522	7,049

INVESTING ACTIVITIES
Construction expenditures	(57,788)	(41,105)
Allowance for equity funds used during construction	2,290	851
Changes in money pool receivable - net	22,016	12,291
Receipts from storm reserve escrow account	—	3
Payments to storm reserve escrow account	(451)	(232)
Changes in securitization account	(2,850)	(3,381)
Net cash flow used in investing activities	(36,783)	(31,573)

FINANCING ACTIVITIES
Change in money pool payable - net	1,877	—
Distributions/dividends paid:
Common equity	—	(6,250)
Other	(499)	(607)
Net cash flow provided by (used in) financing activities	1,378	(6,857)

Net decrease in cash and cash equivalents	(18,883)	(31,381)
Cash and cash equivalents at beginning of period	19,677	32,741
Cash and cash equivalents at end of period	$794	$1,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$5,027	$5,098

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$794	$26
Temporary cash investments	—	19,651
Total cash and cash equivalents	794	19,677
Securitization recovery trust account	5,075	2,224
Accounts receivable:
Customer	47,422	43,890
Allowance for doubtful accounts	(3,033)	(3,222)
Associated companies	2,054	27,938
Other	7,115	4,090
Accrued unbilled revenues	16,049	18,907
Total accounts receivable	69,607	91,603
Fuel inventory - at average cost	4	1,533
Materials and supplies - at average cost	11,989	12,133
Prepayments and other	17,250	6,905
TOTAL	104,719	134,075

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	81,305	80,853
TOTAL	82,321	81,869

UTILITY PLANT
Electric	1,358,401	1,364,091
Natural gas	291,484	284,728
Construction work in progress	184,527	146,668
TOTAL UTILITY PLANT	1,834,412	1,795,487
Less - accumulated depreciation and amortization	675,943	670,135
UTILITY PLANT - NET	1,158,469	1,125,352

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $58,089 as of March 31, 2019 and $60,453 as of December 31, 2018)	246,324	229,796
Other	1,991	1,416
TOTAL	252,395	235,292

TOTAL ASSETS	$1,597,904	$1,576,588

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Payable due to associated company	$1,979	$1,979
Accounts payable:
Associated companies	44,433	43,416
Other	48,308	36,686
Customer deposits	28,683	28,667
Taxes accrued	—	4,068
Interest accrued	7,016	6,366
Deferred fuel costs	1,217	1,288
Current portion of unprotected excess accumulated deferred income taxes	25,220	25,301
Other	6,611	9,521
TOTAL CURRENT LIABILITIES	163,467	157,292

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	334,694	323,595
Accumulated deferred investment tax credits	2,197	2,219
Regulatory liability for income taxes - net	57,233	60,249
Asset retirement cost liabilities	3,347	3,291
Accumulated provisions	87,048	86,594
Pension and other postretirement liabilities	3,920	5,626
Long-term debt (includes securitization bonds of $63,681 as of March 31, 2019 and $63,620 as of December 31, 2018)	467,498	467,358
Long-term payable due to associated company	14,367	14,367
Other	10,160	11,047
TOTAL NON-CURRENT LIABILITIES	980,464	974,346

Commitments and Contingencies

EQUITY
Member's equity	453,973	444,950
TOTAL	453,973	444,950

TOTAL LIABILITIES AND EQUITY	$1,597,904	$1,576,588

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

Member’s Equity
(In Thousands)

Balance at December 31, 2017	$415,548

Net income	10,882
Common equity distributions	(6,250)

Balance at March 31, 2018	$420,180

Balance at December 31, 2018	$444,950

Net income	9,023

Balance at March 31, 2019	$453,973

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
Description	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$52	$65	($13)	(20)
Commercial	46	54	(8)	(15)
Industrial	7	8	(1)	(13)
Governmental	16	18	(2)	(11)
Total billed retail	121	145	(24)	(17)
Sales for resale:
Non-associated companies	10	13	(3)	(23)
Other	—	(2)	2	(100)
Total	$131	$156	($25)	(16)

Billed Electric Energy Sales (GWh):
Residential	511	577	(66)	(11)
Commercial	492	524	(32)	(6)
Industrial	97	99	(2)	(2)
Governmental	181	181	—	—
Total retail	1,281	1,381	(100)	(7)
Sales for resale:
Non-associated companies	528	627	(99)	(16)
Total	1,809	2,008	(199)	(10)

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $4 million primarily due to higher net revenue, after excluding the effect of the return of unprotected excess accumulated deferred income taxes which is offset in income taxes, and higher other income, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the first quarter 2019 to the first quarter 2018:

Amount
(In Millions)
2018 net revenue	$144.9
Return of unprotected excess accumulated deferred income taxes to customers	(22.3)
Volume/weather	(3.5)
Retail electric price	10.6
Other	2.3
2019 net revenue	$132.0

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018. There is no effect on net income as the reduction in net revenue was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to a decrease of 160 GWh, or 4%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales.

The retail electric price variance is primarily due to an annual base rate increase of $53.2 million effective October 2018 as approved by the PUCT. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case filing.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $4.3 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2019 as compared to 2018 and an increase of $1 million in information technology costs primarily due to higher labor costs and higher software maintenance costs in 2019 as compared to 2018.

Depreciation and amortization expenses increased primarily as result of new rates established in the settlement of the 2018 base rate case and additions to plant in service.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2019 primarily due to the Montgomery County Power Station project.

Income Taxes

The effective income tax rate was (554.5%) for the first quarter 2019. The difference in the effective income tax rate for the first quarter 2019 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2018 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$56	$115,513

Cash flow provided by (used in):
Operating activities	42,651	1,048
Investing activities	(163,922)	(52,129)
Financing activities	143,444	(25,456)
Net increase (decrease) in cash and cash equivalents	22,173	(76,537)

Cash and cash equivalents at end of period	$22,229	$38,976

Operating Activities

Net cash flow provided by operating activities increased $41.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the timing of recovery of fuel and purchased power costs, partially offset by the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $111.8 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to:

•	an increase of $43.1 million in fossil-fueled generation construction expenditures primarily due to increased spending on the Montgomery County Power Station;

•	an increase of $37 million in transmission construction expenditures primarily due to a higher scope of work performed in 2019 as compared to 2018; and

•	money pool activity.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $3.6 million for the three months ended March 31, 2019 compared to decreasing by $32.3 million for the three months ended March 31, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Texas’s financing activities provided $143.4 million of cash for the three months ended March 31, 2019 compared to using $25.5 million of cash for the three months ended March 31, 2018 primarily due to the issuance of $300 million of 4.0% Series first mortgage bonds and $400 million of 4.5% Series first mortgage bonds in January 2019, partially offset by the repayment, at maturity, of $500 million of 7.125% Series first mortgage bonds in February 2019 and money pool activity.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased by $22.4 million for the three months ended March 31, 2019.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Texas is primarily due to the net issuance of $200 million of first mortgage bonds in 2019.

	March 31, 2019	December 31, 2018
Debt to capital	53.9%	51.6%
Effect of excluding the securitization bonds	(4.2%)	(5.2%)
Debt to capital, excluding securitization bonds (a)	49.7%	46.4%
Effect of subtracting cash	(0.4%)	—%
Net debt to net capital, excluding securitization bonds (a)	49.3%	46.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of financing lease obligations and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because the securitization bonds are non-recourse to Entergy Texas, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Texas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

its investors and creditors in evaluating Entergy Texas’s financial condition because net debt indicates Entergy Texas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. Following are updates to information provided in the Form 10-K.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
(In Thousands)
$3,571	($22,389)	$12,590	$44,903

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in September 2023.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of March 31, 2019, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2019, an $11.7 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

2018 Base Rate Case

In January 2019, Entergy Texas filed for recovery of rate case expenses totaling $7.2 million. The amounts requested primarily include internal and external expenses related to litigating the 2018 base rate case. Parties filed testimony in April 2019 recommending a disallowance ranging from $3.2 million to $4.2 million of the $7.2 million requested. Entergy Texas is evaluating its response to the parties’ positions. A hearing is scheduled for June 2019.

Distribution Cost Recovery Factor (DCRF) Rider

In March 2019, Entergy Texas filed with the PUCT a request to set a new DCRF rider. The proposed new DCRF rider is designed to collect approximately $3.2 million annually from Entergy Texas’s retail customers based on its capital invested in distribution between January 1, 2018 and December 31, 2018. A procedural schedule has been established, with a hearing in June 2019.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Transmission Cost Recovery Factor (TCRF) Rider

In December 2018, Entergy Texas filed with the PUCT a request to set a new TCRF rider. The proposed new TCRF rider is designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and September 30, 2018. In April 2019 parties filed testimony proposing a load growth adjustment, which would fully offset Entergy Texas’s proposed TCRF revenue requirement. The PUCT has previously ruled that load growth adjustments should not be included in a TCRF. Entergy Texas filed a motion for interim rates to be effective April 2019. In April 2019 the hearing on Entergy Texas’s motion and the hearing on the merits were held, and the ALJ suspended the date on which the TCRF would be put into permanent effect until July 2019, unless an earlier decision is issued by the PUCT. This matter is currently awaiting the ALJ’s proposal for decision.

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

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of utility regulatory accounting, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	2019	2018
	(In Thousands)
OPERATING REVENUES
Electric	$340,474	$348,940

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	48,103	18,706
Purchased power	140,868	159,692
Other operation and maintenance	59,626	52,674
Taxes other than income taxes	18,640	20,403
Depreciation and amortization	37,037	30,766
Other regulatory charges - net	19,459	25,617
TOTAL	323,733	307,858

OPERATING INCOME	16,741	41,082

OTHER INCOME
Allowance for equity funds used during construction	5,081	1,661
Interest and investment income	1,682	555
Miscellaneous - net	(363)	113
TOTAL	6,400	2,329

INTEREST EXPENSE
Interest expense	22,460	22,051
Allowance for borrowed funds used during construction	(2,580)	(938)
TOTAL	19,880	21,113

INCOME BEFORE INCOME TAXES	3,261	22,298

Income taxes	(18,081)	4,948

NET INCOME	$21,342	$17,350

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$21,342	$17,350
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	37,037	30,766
Deferred income taxes, investment tax credits, and non-current taxes accrued	(10,123)	(21,607)
Changes in assets and liabilities:
Receivables	65,394	9,190
Fuel inventory	(173)	(134)
Accounts payable	(57,447)	(24,653)
Taxes accrued	(9,465)	3,981
Interest accrued	(4,638)	(5,575)
Deferred fuel costs	8,331	(28,626)
Other working capital accounts	(913)	4,788
Provisions for estimated losses	1,074	(208)
Other regulatory assets	1,358	20,497
Other regulatory liabilities	(24,365)	5,145
Pension and other postretirement liabilities	(1,120)	(6,851)
Other assets and liabilities	16,359	(3,015)
Net cash flow provided by operating activities	42,651	1,048

INVESTING ACTIVITIES
Construction expenditures	(176,186)	(94,123)
Allowance for equity funds used during construction	5,111	1,696
Changes in money pool receivable - net	(3,571)	32,313
Changes in securitization account	10,724	7,985
Net cash flow used in investing activities	(163,922)	(52,129)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	692,633	—
Retirement of long-term debt	(525,841)	(24,977)
Change in money pool payable - net	(22,389)	—
Other	(959)	(479)
Net cash flow provided by (used in) financing activities	143,444	(25,456)

Net increase (decrease) in cash and cash equivalents	22,173	(76,537)
Cash and cash equivalents at beginning of period	56	115,513
Cash and cash equivalents at end of period	$22,229	$38,976

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$26,002	$26,939
Income taxes	$—	($1,624)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$26
Temporary cash investments	22,203	30
Total cash and cash equivalents	22,229	56
Securitization recovery trust account	29,461	40,185
Accounts receivable:
Customer	63,194	69,714
Allowance for doubtful accounts	(412)	(461)
Associated companies	16,273	64,441
Other	9,964	12,275
Accrued unbilled revenues	46,415	51,288
Total accounts receivable	135,434	197,257
Fuel inventory - at average cost	42,840	42,667
Materials and supplies - at average cost	43,560	41,883
Prepayments and other	11,231	15,903
TOTAL	284,755	337,951

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	436	448
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,433	19,218
TOTAL	20,245	20,042

UTILITY PLANT
Electric	4,804,948	4,773,984
Construction work in progress	450,207	325,193
TOTAL UTILITY PLANT	5,255,155	5,099,177
Less - accumulated depreciation and amortization	1,694,292	1,684,569
UTILITY PLANT - NET	3,560,863	3,414,608

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $219,904 as of March 31, 2019 and $236,336 as of December 31, 2018)	596,690	598,048
Other	31,171	29,371
TOTAL	627,861	627,419

TOTAL ASSETS	$4,493,724	$4,400,020

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$500,000
Accounts payable:
Associated companies	48,588	119,371
Other	158,286	150,679
Customer deposits	40,967	43,387
Taxes accrued	44,048	53,513
Interest accrued	19,717	24,355
Current portion of unprotected excess accumulated deferred income taxes	73,112	87,627
Deferred fuel costs	28,028	19,697
Other	9,233	6,353
TOTAL	421,979	1,004,982

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	543,550	552,535
Accumulated deferred investment tax credits	11,021	11,176
Regulatory liability for income taxes - net	254,771	264,623
Other regulatory liabilities	47,886	47,884
Asset retirement cost liabilities	7,322	7,222
Accumulated provisions	14,930	13,856
Pension and other postretirement liabilities	3,699	4,834
Long-term debt (includes securitization bonds of $257,887 as of March 31, 2019 and $283,659 as of December 31, 2018)	1,680,966	1,013,735
Other	63,856	56,771
TOTAL	2,628,001	1,972,636

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2019 and 2018	49,452	49,452
Paid-in capital	596,994	596,994
Retained earnings	797,298	775,956
TOTAL	1,443,744	1,422,402

TOTAL LIABILITIES AND EQUITY	$4,493,724	$4,400,020

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2017	$49,452	$596,994	$613,721	$1,260,167

Net income	—	—	17,350	17,350

Balance at March 31, 2018	$49,452	$596,994	$631,071	$1,277,517

Balance at December 31, 2018	$49,452	$596,994	$775,956	$1,422,402

Net income	—	—	21,342	21,342

Balance at March 31, 2019	$49,452	$596,994	$797,298	$1,443,744

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
Description	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$148	$148	$—	—
Commercial	79	85	(6)	(7)
Industrial	88	83	5	6
Governmental	5	6	(1)	(17)
Total billed retail	320	322	(2)	(1)
Sales for resale:
Associated companies	14	13	1	8
Non-associated companies	3	10	(7)	(70)
Other	3	4	(1)	(25)
Total	$340	$349	($9)	(3)

Billed Electric Energy Sales (GWh):
Residential	1,360	1,474	(114)	(8)
Commercial	1,046	1,083	(37)	(3)
Industrial	1,831	1,832	(1)	—
Governmental	62	70	(8)	(11)
Total retail	4,299	4,459	(160)	(4)
Sales for resale:
Associated companies	402	366	36	10
Non-associated companies	96	194	(98)	(51)
Total	4,797	5,019	(222)	(4)

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

Net income increased $1.3 million primarily due to the increase in operating revenues resulting from changes in rate base as compared to the prior year and a lower effective income tax rate.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2018 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$95,685	$287,187

Cash flow provided by (used in):
Operating activities	57,717	65,371
Investing activities	70,709	(85,956)
Financing activities	(65,810)	12,097
Net increase (decrease) in cash and cash equivalents	62,616	(8,488)

Cash and cash equivalents at end of period	$158,301	$278,699

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased by $7.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the timing of collection of receivables, offset by a decrease in spending of $3.7 million on nuclear refueling outages in 2019 as compared to the same period in 2018 and a decrease of $3.4 million in pension contributions in 2019. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

System Energy’s investing activities provided $70.7 million of cash for the three months ended March 31, 2019 compared to using $86 million of cash for the three months ended March 31, 2018 primarily due to:

•
an increase of $92.5 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $81.6 million for the three months ended March 31, 2019 compared to decreasing by $21.5 million for the three months ended March 31, 2018.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities used $65.8 million of cash for the three months ended March 31, 2019 compared to providing $12.1 million of cash for the three months ended March 31, 2018 primarily due to the following activity:

•	net short-term borrowings of $25.3 million in 2018 on the nuclear fuel company variable interest entity’s credit facility;

•	the issuance in March 2018 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity;

•
net repayments of long-term borrowings of $19.8 million in 2019 on the nuclear fuel company variable interest entity’s credit facility compared to net repayments of long-term borrowings of $50 million in 2018 on the nuclear fuel company variable interest entity’s credit facility; and

•	a decrease of $17.7 million in common stock dividends and distributions in 2019.

In March 2019, System Energy issued $134 million of 2.50% Series 2019 revenue refunding bonds due April 2022. The proceeds were used to redeem, prior to maturity, $134 million of 5.875% Series 1998 pollution control revenue refunding bonds due April 2022. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Capital Structure

System Energy’s debt to capital ratio is shown in the following table.

	March 31, 2019	December 31, 2018
Debt to capital	46.1%	46.1%
Effect of subtracting cash	(7.4%)	(4.0%)
Net debt to net capital	38.7%	42.1%

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

System Energy’s receivables from the money pool were as follows:

March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
(In Thousands)
$25,487	$107,122	$90,136	$111,667

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in September 2021. As of March 31, 2019, $94.1 million in letters of credit to support a like amount of commercial paper issued were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

See the Form 10-K for a discussion of the return on equity complaints filed by the APSC and the MPSC and by the LPSC against System Energy. The LPSC’s complaint also includes a challenge to System Energy’s capital structure. In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing the return on equity complaint, with a refund effective date of April 2018. The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The consolidated hearing has been scheduled for September 2019, and the parties are required to address an order (issued in a separate proceeding involving New England transmission owners) that proposed modifying the FERC’s standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC initiated a new proceeding for the amended capital structure complaint, and System Energy submitted a response in October 2018. In January 2019 the FERC set the amended capital structure complaint for settlement and hearing proceedings. Settlement procedures in the capital structure proceeding commenced in February 2019.

In January 2019 the LPSC and the APSC and MPSC filed direct testimony in the return on equity proceeding. For the refund period January 23, 2017 through April 23, 2018, the LPSC argues for an authorized return on equity for System Energy of 7.81% and the APSC and MPSC argue for an authorized return on equity for System Energy of 8.24%. For the refund period April 27, 2018 through July 27, 2019, and for application on a prospective basis, the LPSC argues for an authorized return on equity for System Energy of 7.97% and the APSC and MPSC argue for an authorized return on equity for System Energy of 8.41%. In March 2019, System Energy submitted answering testimony in the return on equity proceeding. For the first refund period, System Energy’s testimony argues for a return on equity of 10.10% (median) or 10.70% (midpoint). For the second refund period, System Energy’s testimony shows that the calculated returns on equity for the first period fall within the range of presumptively just and reasonable returns on equity, and thus the second complaint should be dismissed (and the first period return on equity used going forward). If the FERC nonetheless were to set a new return on equity for the second period (and going forward), System Energy argues the return on equity should be either 10.32% (median) or 10.69% (midpoint).

Grand Gulf Sale-leaseback Renewal Complaint

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1.

In February 2019 the presiding ALJ ruled that the hearing ordered by the FERC includes the issue of whether specific subcategories of accumulated deferred income tax should be included in, or excluded from, System Energy’s formula rate. In March 2019 the LPSC, MPSC, APSC and City Council filed direct testimony. The LPSC testimony seeks refunds that include the renewal lease payments (approximately $17.2 million per year since July 2015), rate base reductions for accumulated deferred income taxes associated with uncertain tax positions (claimed to be approximately $334.5 million as of December 2018), and the cost of capital additions associated with the sale-leaseback interest (claimed to be approximately $274.8 million), as well as interest on those amounts. The direct testimony of the City Council and the APSC and MPSC address various issues raised by the LPSC. System Energy disputes that any refunds are owed for billings under the Unit Power Sales Agreement. A hearing has been scheduled for November 2019.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	2019	2018
	(In Thousands)
OPERATING REVENUES
Electric	$140,104	$148,443

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	21,561	28,425
Nuclear refueling outage expenses	8,186	3,972
Other operation and maintenance	45,282	45,339
Decommissioning	8,799	8,457
Taxes other than income taxes	7,539	7,097
Depreciation and amortization	26,574	33,321
Other regulatory credits - net	(9,205)	(9,109)
TOTAL	108,736	117,502

OPERATING INCOME	31,368	30,941

OTHER INCOME
Allowance for equity funds used during construction	1,589	2,100
Interest and investment income	6,991	6,886
Miscellaneous - net	(1,228)	(1,176)
TOTAL	7,352	7,810

INTEREST EXPENSE
Interest expense	9,397	9,325
Allowance for borrowed funds used during construction	(389)	(532)
TOTAL	9,008	8,793

INCOME BEFORE INCOME TAXES	29,712	29,958

Income taxes	6,134	7,650

NET INCOME	$23,578	$22,308

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$23,578	$22,308
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	53,731	66,323
Deferred income taxes, investment tax credits, and non-current taxes accrued	4,975	7,929
Changes in assets and liabilities:
Receivables	(7,613)	5,883
Accounts payable	(5,182)	(9,632)
Prepaid taxes and taxes accrued	(13,575)	(15,033)
Interest accrued	(3,150)	736
Other working capital accounts	3,635	(5,874)
Other regulatory assets	(3,730)	(1,960)
Other regulatory liabilities	70,486	(18,988)
Pension and other postretirement liabilities	319	(3,537)
Other assets and liabilities	(65,757)	17,216
Net cash flow provided by operating activities	57,717	65,371

INVESTING ACTIVITIES
Construction expenditures	(25,557)	(30,707)
Allowance for equity funds used during construction	1,589	2,100
Nuclear fuel purchases	(3)	(74,257)
Proceeds from the sale of nuclear fuel	18,280	—
Proceeds from nuclear decommissioning trust fund sales	56,988	54,210
Investment in nuclear decommissioning trust funds	(62,223)	(58,833)
Changes in money pool receivable - net	81,635	21,531
Net cash flow provided by (used in) investing activities	70,709	(85,956)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	529,493	100,000
Retirement of long-term debt	(549,803)	(50,002)
Changes in short-term borrowings - net	—	25,339
Common stock dividends and distributions	(45,500)	(63,240)
Net cash flow provided by (used in) financing activities	(65,810)	12,097

Net increase (decrease) in cash and cash equivalents	62,616	(8,488)
Cash and cash equivalents at beginning of period	95,685	287,187
Cash and cash equivalents at end of period	$158,301	$278,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$12,461	$8,592

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$57	$68
Temporary cash investments	158,244	95,617
Total cash and cash equivalents	158,301	95,685
Accounts receivable:
Associated companies	74,667	148,571
Other	5,272	5,390
Total accounts receivable	79,939	153,961
Materials and supplies - at average cost	101,609	97,225
Deferred nuclear refueling outage costs	36,624	44,424
Prepaid taxes	18,990	5,415
Prepayments and other	2,764	2,985
TOTAL	398,227	399,695

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	951,334	869,543
TOTAL	951,334	869,543

UTILITY PLANT
Electric	5,027,651	5,036,116
Construction work in progress	82,554	70,156
Nuclear fuel	195,023	234,889
TOTAL UTILITY PLANT	5,305,228	5,341,161
Less - accumulated depreciation and amortization	3,226,329	3,212,080
UTILITY PLANT - NET	2,078,899	2,129,081

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	450,101	446,371
Other	3,992	4,124
TOTAL	454,093	450,495

TOTAL ASSETS	$3,882,553	$3,848,814

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$8	$6
Accounts payable:
Associated companies	7,596	11,031
Other	39,660	47,565
Interest accrued	10,145	13,295
Current portion of unprotected excess accumulated deferred income taxes	7,396	4,426
Other	2,830	2,832
TOTAL	67,635	79,155

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	813,026	805,296
Accumulated deferred investment tax credits	38,354	38,673
Regulatory liability for income taxes - net	152,289	158,998
Other regulatory liabilities	456,112	381,887
Decommissioning	904,800	896,000
Pension and other postretirement liabilities	98,958	98,639
Long-term debt	610,790	630,744
Other	25,313	22,224
TOTAL	3,099,642	3,032,461

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2019 and 2018	601,850	601,850
Retained earnings	113,426	135,348
TOTAL	715,276	737,198

TOTAL LIABILITIES AND EQUITY	$3,882,553	$3,848,814

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2017	$658,350	$52,459	$710,809

Net income	—	22,308	22,308
Common stock dividends and distributions	(56,500)	(6,740)	(63,240)

Balance at March 31, 2018	$601,850	$68,027	$669,877

Balance at December 31, 2018	$601,850	$135,348	$737,198

Net income	—	23,578	23,578
Common stock dividends and distributions	—	(45,500)	(45,500)

Balance at March 31, 2019	$601,850	$113,426	$715,276

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

1/01/2019-1/31/2019	—	$—	—	$350,052,918
2/01/2019-2/28/2019	—	$—	—	$350,052,918
3/01/2019-3/31/2019	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2019, Entergy withheld 76,735 shares of its common stock at $86.03 per share, 82,550 shares of its common stock at $86.51 per share, 38,326 shares of its common stock at $87.10 per share, 932 shares of its common stock at $89.19 per share, and 2,280 shares of its common stock at $93.25 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

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

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Following is an update to the “Regulation of the Nuclear Power Industry” section of Part I, Item 1 of the Form 10-K.

Nuclear Waste Policy Act of 1982

Nuclear Plant Decommissioning

In March 2019 filings with the NRC were made reporting on decommissioning funding for all of Entergy subsidiaries’ nuclear plants .  Those reports showed that decommissioning funding for each of the nuclear plants met the NRC’s financial assurance requirements.

Environmental Regulation

Following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Potential Legislative, Regulatory, and Judicial Developments

As discussed in the Form 10-K, Entergy continues to support national legislation that would increase planning certainty for electric utilities while addressing carbon dioxide emissions in a responsible and flexible manner. Entergy voluntarily conducted a climate scenario analysis and published a comprehensive report in March 2019. The report follows the framework and recommendations of the Task Force on Climate-related Disclosures (TCFD), describing climate-related governance, strategy, risk management, and metrics and targets. Scenario analysis resulted in Entergy developing and publishing a new goal of reducing the Utility’s emission rate by 50 percent from 2000 levels by 2030.

Groundwater at Certain Nuclear Sites

As discussed in the Form 10-K, in February 2016, Entergy disclosed that elevated tritium levels had been detected in samples from several monitoring wells that are part of Indian Point’s groundwater monitoring program.  Investigation of the source of elevated tritium determined that the source was related to a temporary system to process water in preparation for the regularly scheduled refueling outage at Indian Point 2. The NRC had issued a green notice of violation related to the adequacy of Entergy’s controls to prevent the introduction of radioactivity into the site groundwater. Entergy completed corrective actions and, in February 2019, the NRC concluded that Entergy had achieved full compliance and closed the violation.

Item 6.  Exhibits

4(a) -	Eighty-second Supplemental Indenture, dated as of March 1, 2019, to Entergy Arkansas Mortgage and Deed of Trust, dated as of October 1, 1944 (4.39 to Form 8-K filed March 19, 2019 in 1-10764).

4(b) -	Ninety-first Supplemental Indenture, dated as of March 1, 2019, to Entergy Louisiana Mortgage and Deed of Trust, dated as of April 1, 1944 (4.43 to Form 8-K filed March 12, 2019 in 1-32718).

4(c) -	Ninety-first Supplemental Indenture, dated as of March 1, 2019, to Entergy Louisiana Indenture of Mortgage, dated September 1, 1926 (4.42 to Form 8-K filed March 12, 2019 in 1-32718).

4(d) -	Eleventh Supplemental Indenture, dated as of March 1, 2019, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4.41 to Form 8-K filed March 12, 2019 in 1-32718).

4(e) -
Officer’s Certificate No. 14-B-10, dated March 6, 2019, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed March 12, 2019 in 1-32718).

4(f) -	Loan Agreement, dated as of March 1, 2019, between Mississippi Business Finance Corporation and System Energy (4(b) to Form 8-K filed March 28, 2019 in 1-9067).

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*32(a) -	Section 1350 Certification for Entergy Corporation.

*32(b) -	Section 1350 Certification for Entergy Corporation.

*32(c) -	Section 1350 Certification for Entergy Arkansas.

*32(d) -	Section 1350 Certification for Entergy Arkansas.

*32(e) -	Section 1350 Certification for Entergy Louisiana.

*32(f) -	Section 1350 Certification for Entergy Louisiana.

*32(g) -	Section 1350 Certification for Entergy Mississippi.

*32(h) -	Section 1350 Certification for Entergy Mississippi.

*32(i) -	Section 1350 Certification for Entergy New Orleans.

*32(j) -	Section 1350 Certification for Entergy New Orleans.

*32(k) -	Section 1350 Certification for Entergy Texas.

*32(l) -	Section 1350 Certification for Entergy Texas.

*32(m) -	Section 1350 Certification for System Energy.

*32(n) -	Section 1350 Certification for System Energy.

*101 INS -	XBRL Instance Document.

*101 SCH -	XBRL Taxonomy Extension Schema Document.

*101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

*101 LAB -	XBRL Taxonomy Label Linkbase Document.

*101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

*101 DEF -	XBRL Definition Linkbase Document.
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

ENTERGY CORPORATION ENTERGY ARKANSAS, LLC ENTERGY LOUISIANA, LLC ENTERGY MISSISSIPPI, LLC ENTERGY NEW ORLEANS, LLC ENTERGY TEXAS, INC. SYSTEM ENERGY RESOURCES, INC.

/s/ Alyson M. Mount
Alyson M. Mount Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:    May 3, 2019