Form 10-Q
period 2019-06-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES, INC; ENTERGY ARKANSAS, LLC; ENTERGY MISSISSIPPI, LLC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, LLC
filed 2019-08-06
CIK 65984, 202584, 7323, 66901, 1348952, 1427437, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.

1-11299	ENTERGY CORPORATION	1-35747	ENTERGY NEW ORLEANS, LLC
	(a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000		(a Texas limited liability company) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700
	72-1229752		82-2212934

1-10764	ENTERGY ARKANSAS, LLC	1-34360	ENTERGY TEXAS, INC.
	(a Texas limited liability company) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000		(a Texas corporation) 10055 Grogans Mill Road The Woodlands, Texas 77380 Telephone (409) 981-2000
	83-1918668		61-1435798

1-32718	ENTERGY LOUISIANA, LLC	1-09067	SYSTEM ENERGY RESOURCES, INC.
	(a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000		(an Arkansas corporation) 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000
	47-4469646		72-0752777

1-31508	ENTERGY MISSISSIPPI, LLC
(a Texas limited liability company) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000
83-1950019

__________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Trading Symbol	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value	ETR	New York Stock Exchange
	Common Stock, $0.01 Par Value	ETR	NYSE Chicago, Inc.

Entergy Arkansas, LLC	Mortgage Bonds, 4.90% Series due December 2052	EAB	New York Stock Exchange
	Mortgage Bonds, 4.75% Series due June 2063	EAE	New York Stock Exchange
	Mortgage Bonds, 4.875% Series due September 2066	EAI	New York Stock Exchange

Entergy Louisiana, LLC	Mortgage Bonds, 5.25% Series due July 2052	ELJ	New York Stock Exchange
	Mortgage Bonds, 4.70% Series due June 2063	ELU	New York Stock Exchange
	Mortgage Bonds, 4.875% Series due September 2066	ELC	New York Stock Exchange

Entergy Mississippi, LLC	Mortgage Bonds, 4.90% Series due October 2066	EMP	New York Stock Exchange

Entergy New Orleans, LLC	Mortgage Bonds, 5.0% Series due December 2052	ENJ	New York Stock Exchange
	Mortgage Bonds, 5.50% Series due April 2066	ENO	New York Stock Exchange

Entergy Texas, Inc.	Mortgage Bonds, 5.625% Series due June 2064	EZT	New York Stock Exchange

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
Entergy Corporation	✓
Entergy Arkansas, LLC			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, LLC			✓
Entergy New Orleans, LLC			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at July 31, 2019
Entergy Corporation	($0.01 par value)	198,829,751

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10‑K for the calendar year ended December 31, 2018 and the Quarterly Report for Form 10-Q for the quarter ended March 31, 2019, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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

•
the decision to cease merchant power generation at all Entergy Wholesale Commodities nuclear power plants by mid-2022, including the implementation of the planned shutdowns of Indian Point 2, Indian Point 3, and Palisades;

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

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which was sold in March 2017
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2018 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Nuclear Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Parent & Other	The portions of Entergy not included in the Utility or Entergy Wholesale Commodities segments, primarily consisting of the activities of the parent company, Entergy Corporation
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in May 2019
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Louisiana
SEC	Securities and Exchange Commission
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

Results of Operations

Second Quarter 2019 Compared to Second Quarter 2018

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the second quarter 2019 to the second quarter 2018 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2nd Quarter 2018 Consolidated Net Income (Loss)	$378,394	($56,337)	($73,197)	$248,860

Operating revenues	16,229	(18,819)	29	(2,561)
Fuel, fuel-related expenses, and gas purchased for resale	(5,438)	6,932	27	1,521
Purchased power	(68,727)	(2,419)	(27)	(71,173)
Other regulatory charges (credits)	(169,826)	—	—	(169,826)
Other operation and maintenance	21,823	(11,904)	(8,152)	1,767
Asset write-offs, impairments, and related charges	—	(52,524)	—	(52,524)
Taxes other than income taxes	6,951	(2,088)	(2)	4,861
Depreciation and amortization	13,338	(674)	347	13,011
Other income	13,068	23,524	(3,388)	33,204
Interest expense	5,877	416	362	6,655
Other expenses	7,467	15,157	—	22,624
Income taxes	261,474	20,854	(274)	282,054

2nd Quarter 2019 Consolidated Net Income (Loss)	$334,752	($25,382)	($68,837)	$240,533

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Second quarter 2019 results of operations includes impairment charges of $16 million ($13 million net-of-tax) due to costs being charged directly to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet.

Second quarter 2018 results of operations includes impairment charges of $69 million ($54 million net-of-tax) due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business and a $52 million income tax benefit recognized by Entergy Louisiana, as a result of the settlement of the 2012-2013 IRS audit, associated with the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 3 to the financial statements in the Form 10-K for discussion of the IRS audit settlement.

Utility

Following is an analysis of the change in operating revenues comparing the second quarter 2019 to the second quarter 2018:

Amount
(In Millions)
2018 operating revenues	$2,360
Fuel, rider, and other revenues that do not significantly affect net income	(113)
Return of unprotected excess accumulated deferred income taxes to customers	91
Retail electric price	80
Volume/weather	(42)
2019 operating revenues	$2,376

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In second quarter 2019, $60 million was returned to customers through reductions in operating revenues as compared to $151 million in second quarter 2018. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to:

•	an increase in formula rate plan rates effective with the first billing cycle of January 2019 at Entergy Arkansas, as approved by the APSC;

•	a base rate increase effective October 2018 at Entergy Texas, as approved by the PUCT;

•
an increase in formula rate plan revenues effective September 2018 at Entergy Louisiana and an interim increase in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for St. Charles Power Station, each as approved by the LPSC; and

•	the implementation of an advanced metering system customer charge effective January 2019 at Entergy Louisiana, as approved by the LPSC.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to a decrease of 439 GWh, or 2%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales and a decrease in industrial usage. Also contributing to the decrease was decreased usage during the unbilled sales period. The decrease in industrial usage is primarily driven by decreased demand from cogeneration customers and decreased small industrial sales.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $309 million for the second quarter 2018 to $290 million for the second quarter 2019 primarily due to the shutdown of Pilgrim in May 2019.

Fuel expenses increased from $19 million for the second quarter 2018 to $26 million for the second quarter 2019 primarily due to the absence of nuclear fuel amortization for Palisades in the second quarter 2018. In December 2016 the carrying value of Palisades’s nuclear fuel was written off as a result of the impairment of plant and related long-lived assets. In September 2017 the decision was made to continue operating Palisades until May 31, 2022, and a refueling at Palisades occurred in fourth quarter 2018 resulting in amortization in 2019 of the nuclear fuel purchases.

Following are key performance measures for Entergy Wholesale Commodities for the second quarters 2019 and 2018:

	2019	2018
Owned capacity (MW) (a)	3,274	3,962
GWh billed	7,258	7,281

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	92%	86%
GWh billed	6,703	6,713
Average energy price ($/MWh)	$32.17	$32.49
Average capacity price ($/kW-month)	$5.24	$7.75
Refueling outage days:
Indian Point 2	—	20
Indian Point 3	8	—

(a)	The reduction in owned capacity is due to the shutdown of the 688 MW Pilgrim plant in May 2019.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $629 million for the second quarter 2018 to $651 million for the second quarter 2019 primarily due to:

•	an increase of $9 million in nuclear generation expenses primarily due to a higher scope of work performed during plant outages in the second quarter 2019 as compared to the second quarter 2018;

•	an increase of $8 million in information technology costs primarily due to higher software maintenance costs and higher contract costs;

•	an increase of $7 million in spending on customer initiatives to explore new technologies and services;

•	an increase of $7 million in fossil-fueled generation expenses due to a higher scope of work performed during plant outages in the second quarter 2019 as compared to the second quarter 2018;

•	an increase of $6 million due to lower nuclear insurance refunds; and

•	an increase of $3 million in advanced metering costs, including customer education costs.

The increase was partially offset by:

•	a decrease of $5 million in storm damage provisions at Entergy Mississippi. See Note 2 to the financial statements herein for discussion of storm cost recovery;

•	a decrease of $5 million in loss provisions; and

•	a decrease of $4 million in vegetation maintenance costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the St. Charles Power Station, partially offset by updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement as part of a settlement approved by the FERC in August 2018. See Note 2 to the financial statements in the Form 10-K for further discussion of the Unit Power Sales Agreement.

Other regulatory charges (credits) include the following significant activity:

•
a regulatory charge recorded in second quarter 2018 to reflect the return of unprotected excess accumulated deferred income taxes per an agreement approved by the MPSC in June 2018 that resulted in a reduction in net utility plant of $127 million. There is no effect on net income as the regulatory charge was offset by a reduction in income tax expense in 2018; and

•
regulatory charges of $27 million recorded in second quarter 2018 to reflect the effects of regulatory agreements to return the benefits of the lower income tax rate in 2018 to Entergy Louisiana customers.

See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other income increased primarily due to changes in decommissioning trust fund activity and an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2019, which included the Lake Charles Power Station, Montgomery County Power Station, and New Orleans Power Station projects.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased primarily due to a decrease of $12 million in severance and retention expenses in the second quarter 2019 compared to the second quarter 2018 due to management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities’ merchant nuclear fleet.

The asset write-offs, impairments, and related charges variance is primarily due to impairment charges of $16 million ($13 million net-of-tax) in the second quarter 2019 compared to impairment charges of $69 million ($54 million net-of-tax) in the second quarter 2018. The impairment charges are primarily related to nuclear refueling outage spending and expenditures for capital assets, partially offset by the gain on the sale of the Pilgrim switchyard. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 14 to the financial statements in the Form 10-K for a discussion of impairment of long-lived assets.

Other income increased primarily due to higher gains on decommissioning trust fund investments in the second quarter 2019 compared to the second quarter 2018. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments.

Other expenses increased primarily due to an increase in nuclear refueling outage expenses as a result of the amortization in 2019 of costs associated with a refueling outage at Palisades.

Income Taxes

The effective income tax rate was 0.6% for the second quarter 2019. The difference in the effective income tax rate for the second quarter 2019 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was 884.2% for the second quarter 2018. The difference in the effective income tax rate for the second quarter 2018 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes and an IRS audit settlement for the 2012-2013 tax returns. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for a discussion of the IRS audit settlement.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the six months ended June 30, 2019 to the six months ended June 30, 2018 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2018 Consolidated Net Income (Loss)	$596,333	($74,116)	($137,158)	$385,059

Operating revenues	(112,778)	(4,132)	52	(116,858)
Fuel, fuel-related expenses, and gas purchased for resale	24,294	12,211	50	36,555
Purchased power	(123,990)	(3,653)	(47)	(127,690)
Other regulatory charges (credits)	(229,797)	—	—	(229,797)
Other operation and maintenance	19,189	(14,021)	(3,934)	1,234
Asset write-offs, impairments, and related charges	—	(51,470)	—	(51,470)
Taxes other than income taxes	4,759	(5,695)	(846)	(1,782)
Depreciation and amortization	23,437	(785)	647	23,299
Other income	20,146	206,036	(5,127)	221,055
Interest expense	11,527	1,336	7,678	20,541
Other expenses	7,696	30,328	—	38,024
Income taxes	197,686	87,840	(4,364)	281,162

2019 Consolidated Net Income (Loss)	$568,900	$71,697	($141,417)	$499,180

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Results of operations for the six months ended June 30, 2019 include impairment charges of $90 million ($71 million net-of-tax) due to costs being charged directly to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet.

Results of operations for the six months ended June 30, 2018 include impairment charges of $142 million ($112 million net-of-tax) due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business and a $52 million income tax benefit recognized by Entergy Louisiana, as a result of the settlement of the 2012-2013 IRS audit, associated with the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 3 to the financial statements in the Form 10-K for discussion of the IRS audit settlement.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Utility

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2019 to the six months ended June 30, 2018:

Amount
(In Millions)
2018 operating revenues	$4,665
Fuel, rider, and other revenues that do not significantly affect net income	(201)
Volume/weather	(80)
Return of unprotected excess accumulated deferred income taxes to customers	30
Retail electric price	138
2019 operating revenues	$4,552

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease of 1,293 GWh, or 2%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales. Also contributing to the decrease was decreased usage during the unbilled sales period.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In the six months ended June 30, 2019, $121 million was returned to customers through reductions in operating revenues as compared to $151 million in the six months ended June 30, 2018. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to:

•	an increase in formula rate plan rates effective with the first billing cycle of January 2019 at Entergy Arkansas, as approved by the APSC;

•	a base rate increase effective October 2018 at Entergy Texas, as approved by the PUCT;

•
an increase in formula rate plan revenues effective September 2018 at Entergy Louisiana and an interim increase in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for St. Charles Power Station, each as approved by the LPSC; and

•	the implementation of an advanced metering system customer charge effective January 2019 at Entergy Louisiana, as approved by the LPSC.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $728 million for the six months ended June 30, 2018 to $723 million for the six months ended June 30, 2019 primarily due to the shutdown of Pilgrim in May 2019, partially offset by higher volume in the Entergy Wholesale Commodities nuclear fleet resulting from fewer non-refueling outage days.

Fuel expenses increased from $39 million for the six months ended June 30, 2018 to $51 million for the six months ended June 30, 2019 primarily due to the absence of nuclear fuel amortization for Palisades in the six months ended June 30, 2018. In December 2016 the carrying value of Palisades’s nuclear fuel was written off as a result of the impairment of plant and related long-lived assets. In September 2017 the decision was made to continue operating Palisades until May 31, 2022, and a refueling at Palisades occurred in fourth quarter 2018 resulting in amortization in 2019 of nuclear fuel purchases.

Following are key performance measures for Entergy Wholesale Commodities for the six months ended June 30, 2019 and 2018:

	2019	2018
Owned capacity (MW) (a)	3,274	3,962
GWh billed	14,461	14,277

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	89%	85%
GWh billed	13,392	13,121
Average energy price ($/MWh)	$42.50	$42.16
Average capacity price ($/kW-month)	$4.96	$5.82
Refueling outage days:
Indian Point 2	—	33
Indian Point 3	29	—

(a)	The reduction in owned capacity is due to the shutdown of the 688 MW Pilgrim plant in May 2019.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,217 million for the six months ended June 30, 2018 to $1,236 million for the six months ended June 30, 2019 primarily due to:

•	an increase of $16 million in information technology costs primarily due to higher software maintenance costs and higher contract costs;

•	an increase of $11 million in spending on customer initiatives to explore new technologies and services;

•	an increase of $8 million in fossil-fueled generation expenses due to a higher scope of work performed during plant outages in 2019 as compared to 2018;

•	an increase of $6 million due to lower nuclear insurance refunds; and

•	an increase of $6 million in advanced metering costs, including customer education costs.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by:

•	a decrease of $11 million in nuclear generation expenses primarily due to a lower scope of work performed in 2019 as compared to 2018;

•	a decrease of $10 million in storm damage provisions at Entergy Mississippi. See Note 2 to the financial statements herein for discussion of storm cost recovery;

•	a decrease of $6 million in energy efficiency costs due to the timing of recovery from customers; and

•	a decrease of $5 million in vegetation maintenance costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the St. Charles Power Station, partially offset by updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement as part of a settlement approved by the FERC in August 2018. See Note 2 to the financial statements in the Form 10-K for further discussion of the Unit Power Sales Agreement.

Other regulatory charges (credits) include the following significant activity:

•
a regulatory charge recorded in second quarter 2018 to reflect the return of unprotected excess accumulated deferred income taxes per an agreement approved by the MPSC in June 2018 that resulted in a reduction in net utility plant of $127 million. There is no effect on net income as the regulatory charge was offset by a reduction in income tax expense in 2018; and

•	regulatory charges of $55 million recorded in 2018 to reflect the effects of regulatory agreements to return the benefits of the lower income tax rate in 2018 to Entergy Louisiana customers.

See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2019, which included the Lake Charles Power Station, Montgomery County Power Station, and New Orleans Power Station projects and changes in decommissioning trust fund activity.

Interest expense increased primarily due to:

•	the issuance in March 2019 of $525 million of 4.20% Series mortgage bonds by Entergy Louisiana;

•	the issuance in March 2019 of $350 million of 4.20% Series mortgage bonds by Entergy Arkansas; and

•	the issuance in May 2018 of $250 million of 4.00% Series mortgage bonds by Entergy Arkansas.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for a discussion of long-term debt.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased primarily due to a decrease of $11 million in nuclear generation expenditures primarily due to a lower scope of work performed during plant outages at Pilgrim and a decrease in regulatory compliance costs as a result of the NRC’s March 2019 decision to move Pilgrim from its “multiple/repetitive degraded cornerstone column,” or Column 4, of its Reactor Oversight Process Action Matrix to its “licensee response column,” or Column 1.

The asset write-offs, impairments, and related charges variance is primarily due to impairment charges of $90 million ($71 million net-of-tax) in the six months ended June 30, 2019 compared to impairment charges of $142 million ($112 million net-of-tax) in the six months ended June 30, 2018. The impairment charges are primarily related to nuclear refueling outage spending and expenditures for capital assets. These costs were charged to expense as incurred

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 14 to the financial statements in the Form 10-K for a discussion of impairment of long-lived assets.

Other income increased primarily due to higher gains on decommissioning trust fund investments in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments.

Other expenses increased primarily due to an increase in nuclear refueling outage expenses as a result of the amortization in 2019 of costs associated with a refueling outage at Palisades.

Parent and Other

Interest expense increased due to higher variable interest rates on commercial paper in 2019. See Note 4 to the financial statements herein and in the Form 10-K for a discussion of Entergy’s commercial paper program.

Income Taxes

The effective income tax rate was 8.1% for the six months ended June 30, 2019. The difference in the effective income tax rate for the six months ended June 30, 2019 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes, partially offset by the tax effects of the disposition of Vermont Yankee. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for a discussion of the tax effects of the Vermont Yankee disposition.

The effective income tax rate was (160%) for the six months ended June 30, 2018. The difference in the effective income tax rate for the six months ended June 30, 2018 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes and an IRS audit settlement for the 2012-2013 tax returns. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for a discussion of the IRS audit settlement.

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

Planned Sale of Pilgrim

As discussed in the Form 10-K, Entergy entered into a purchase and sale agreement with Holtec International to sell to a Holtec subsidiary 100% of the equity interests in Entergy Nuclear Generation Company, the owner of Pilgrim, for $1,000 (subject to adjustments for net liabilities and other amounts). The sale of Entergy Nuclear Generation Company will include the transfer of the nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. Subject to the conditions discussed in the Form 10-K, the transaction is expected to close by the end of 2019. The transaction is expected to result in a loss based on the difference between Entergy’s adjusted net investment in Entergy Nuclear Generation Company and the sale price plus any agreed adjustments. As of June 30, 2019, Entergy’s adjusted net investment in Entergy Nuclear Generation Company was $200 million. The primary variables in the ultimate loss that Entergy will incur are the values of the nuclear decommissioning trust and the asset retirement obligation at closing and the level of any unrealized deferred tax balances at closing.

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

As consideration for the transfer to Holtec of its interest in Indian Point, Entergy will receive nominal cash consideration. The Indian Point transaction is expected to result in a loss based on the difference between Entergy’s adjusted net investment in the subsidiaries at closing and the sale price net of any agreed adjustments. As of June 30, 2019, Entergy’s adjusted net investment in the Indian Point units was $265 million. The primary variables in the ultimate loss that Entergy will incur are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing. The terms of the transaction include limitations on withdrawals from the nuclear decommissioning trusts to fund decommissioning activities and controls on how Entergy manages the investment of nuclear decommissioning trust assets between signing and closing; however, the agreement does not require a minimum level of funding in the nuclear decommissioning trusts as a condition to closing.

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business of approximately $120 million in 2019, of which $56 million has been incurred as of June 30, 2019, and a total of approximately $120 million from 2020 through 2022. In addition, Entergy Wholesale Commodities incurred impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets of $16 million for the three months ended June 30, 2019 and $90 million for the six months ended June 30, 2019. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy as of June 30, 2019 is primarily due to the settlement of the remaining equity forwards in 2019. See Note 3 to the financial statements herein for a discussion of the equity forward sale agreements.

	June 30, 2019	December 31, 2018
Debt to capital	65.5%	66.7%
Effect of excluding securitization bonds	(0.4%)	(0.6%)
Debt to capital, excluding securitization bonds (a)	65.1%	66.1%
Effect of subtracting cash	(0.8%)	(0.6%)
Net debt to net capital, excluding securitization bonds (a)	64.3%	65.5%

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2023.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2019 was 4.05% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2019:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$150	$6	$3,344

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of June 30, 2019, Entergy Corporation had approximately $1,635 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2019 was 2.97%.

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Vermont Yankee Asset Retirement Management, LLC, Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in November 2020. As of June 30, 2019, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the six months ended June 30, 2019 was 4.19% on the drawn portion of the facility. See Note 14 to the financial statements in the Form 10-K and Note 16 to the financial statements herein for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

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

Following are the current annual amounts of Entergy’s planned construction and other capital investments by operating segment for 2019 through 2021.

Planned construction and capital investments	2019	2020	2021
	(In Millions)
Utility:
Generation	$1,950	$1,315	$1,455
Transmission	1,025	1,020	640
Distribution	1,040	1,090	1,425
Other	560	485	445
Total	4,575	3,910	3,965
Entergy Wholesale Commodities	115	45	20
Total	$4,690	$3,955	$3,985

The updated capital plan for 2019-2021 reflects incremental capital investments to improve reliability and enable new customer products and services. The capital plan includes specific investments such as the St. Charles Power Station, Lake Charles Power Station, Washington Parish Energy Center, Choctaw Generating Station, Sunflower Solar Facility, New Orleans Power Station, and Montgomery County Power Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

generation projects; system improvements; investments in Entergy’s nuclear fleet; software and security; and other investments.

St. Charles Power Station

As discussed in the Form 10-K, the LPSC issued an order in December 2016 approving certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station. Commercial operation commenced in May 2019.

Choctaw Generating Station

In August 2018, Entergy Mississippi announced that it signed an asset purchase agreement to acquire from a subsidiary of GenOn Energy Inc. the Choctaw Generating Station, an 810 MW natural gas fired combined-cycle turbine plant located near French Camp, Mississippi.  The purchase price is expected to be approximately $314 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $401 million.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and the FERC. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act has occurred.  In October 2018, Entergy Mississippi filed an application with the MPSC seeking approval of the acquisition and cost recovery. In a separate filing in October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions approved by the MPSC. Closing is expected to occur by the end of 2019. Due diligence performed on the plant indicates that there exist potential mechanical and regulatory compliance issues that must be addressed before closing. Progress is being made on these issues, but there remains a possibility that closing could be delayed beyond the fourth quarter 2019.

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which was retired effective May 31, 2016. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. The cost estimate for the alternative 128 MW unit is $210 million. In addition, the application renewed the commitment to pursue up to 100 MW of renewable resources to serve New Orleans. In March 2018 the City Council adopted a resolution approving construction of the 128 MW unit. The targeted commercial operation date is mid-2020, subject to receipt of all necessary permits.

In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law. In May 2018 the City Council announced that it would initiate an investigation into allegations that Entergy New Orleans, Entergy, or some other entity paid or participated in paying certain attendees and speakers in support of the New Orleans Power Station to attend or speak at certain meetings organized by the City Council. In June 2018, Entergy New Orleans produced documents in response to a City Council resolution relating to this investigation. In October 2018 investigators for the City Council released their report, concluding that individuals were paid to attend and/or speak in support of the New Orleans Power Station and that Entergy New Orleans “knew or should have known that such conduct occurred or reasonably might occur.”  The City Council issued a resolution requiring Entergy New Orleans to show cause why

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

it should not be fined $5 million as a result of the findings in the report. In November 2018, Entergy New Orleans submitted its response to the show cause resolution, disagreeing with certain characterizations and omissions of fact in the report and asserting that the City Council could not legally impose the proposed fine.  Simultaneous with the filing of its response to the show cause resolution, Entergy New Orleans sent a letter to the City Council re-asserting that the City Council’s imposition of the proposed fine would be unlawful, but acknowledging that the actions of a subcontractor, which was retained by an Entergy New Orleans contractor without the knowledge or contractually-required consent of Entergy New Orleans, were contrary to Entergy’s values.  In that letter, Entergy New Orleans offered to donate $5 million to the City Council to resolve the show cause proceeding.  In January 2019, Entergy New Orleans submitted a new settlement proposal to the City Council. The proposal retains the components of the first offer but adds to it a commitment to make reasonable efforts to limit the costs of the project to the $210 million cost estimate with advanced notification of anticipated cost overruns, additional reporting requirements for cost and environmental items, and a commitment regarding reliability investment and to work with the New Orleans Sewerage and Water Board to provide a reliable source of power. In February 2019 the City Council approved a resolution approving the settlement proposal and allowing the construction of the New Orleans Power Station to commence.

Also in February 2019, certain intervenors in the City Council proceeding on the New Orleans Power Station, filed suit in Louisiana state court challenging the Louisiana Department of Environmental Quality’s issuance of the New Orleans Power Station’s air permit. Entergy New Orleans intervened in that lawsuit and, along with the Louisiana Department of Environmental Quality, filed exceptions seeking dismissal of the lawsuit. In June 2019 the state court judge sustained the exceptions and dismissed the plaintiffs’ petition with prejudice. Also in June 2019, a state court judge in New Orleans affirmed the City Council’s approval of the New Orleans Power Station and dismissed the petition for judicial review that had been filed in April 2018. The petitioners have filed an appeal of that ruling. Also in June 2019, with regard to the lawsuit challenging the City Council’s decision on the basis of a violation of the open meetings law, the same state court judge in New Orleans ruled that there was a violation of the open meetings law at the February 2018 meeting of the City Council’s Utilities, Cable, Telecommunications and Technology Committee at which that Committee considered the New Orleans Power Station approval, and further ruled that, although there was no violation of the open meetings law at the March 2018 full City Council meeting at which the New Orleans Power Station was approved, both the approval of the Committee and the approval of the full City Council were void. The City Council filed a motion with the judge to take a suspensive appeal of that ruling, and in July 2019 the judge ruled in favor of the motion. This ruling suspends the effect of the judgment in the open meetings law proceeding while the appeal is being taken. The New Orleans Power Station related settlement that was approved by the full City Council in February 2019 and that allowed Entergy New Orleans to move forward with the construction of the New Orleans Power Station was not affected by the state court judge’s ruling. Construction of the plant is underway and continuing.

Searcy Solar Facility

               In March 2019, Entergy Arkansas announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar energy facility that will be sited on approximately 800 acres in White County near Searcy, Arkansas.  The purchase is contingent upon, among other things, obtaining necessary approvals from applicable federal and state regulatory and permitting agencies.  The project will be constructed by a subsidiary of NextEra Energy Resources.  Entergy Arkansas will purchase the facility upon completion and after the other purchase contingencies have been met.   Closing is expected to occur by the end of 2021. In May 2019, Entergy Arkansas filed its petition with the APSC seeking a finding that the transaction is in the public interest and requesting all necessary approvals.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its July 2019 meeting, the Board declared a dividend of $0.91 per share, which is the same quarterly dividend per share that Entergy has paid since the third quarter 2018.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
	(In Millions)
Cash and cash equivalents at beginning of period	$481	$781

Cash flow provided by (used in):
Operating activities	1,053	1,080
Investing activities	(2,025)	(1,929)
Financing activities	1,127	881
Net increase in cash and cash equivalents	155	32

Cash and cash equivalents at end of period	$636	$813

Operating Activities

Net cash flow provided by operating activities decreased $27 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to:

•
the return of unprotected excess accumulated deferred income taxes to Utility customers. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the regulatory activity regarding the Tax Cuts and Jobs Act;

•	the effect of less favorable weather on billed Utility sales in 2019; and

•
$54 million in severance and retention payments paid in 2019. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for a discussion of management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business.

The decrease was partially offset by:

•
an increase due to the timing of recovery of fuel and purchased power costs in 2019 as compared to the same period in 2018. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery; and

•
a decrease of $94 million in pension contributions in 2019 as compared to the same period in 2018. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $96 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase of $210 million in construction expenditures, primarily in the Utility business, as discussed below, partially offset by:

•	a decrease of $62 million in collateral posted to provide credit support to secure its obligations under agreements to sell power produced by Entergy Wholesale Commodities’ power plants; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
a decrease of $36 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase in construction expenditures in the Utility business is primarily due to:

•
an increase of $99 million in distribution construction expenditures primarily due to a higher scope of work performed in 2019 on various projects, including investment in the reliability and infrastructure of the Utility’s distribution system;

•	an increase of $98 million in transmission construction expenditures due to a higher scope of work performed in 2019 on various projects; and

•	an increase of $72 million in fossil-fueled generation construction expenditures primarily due to higher spending in 2019 on self-build projects in the Utility business.

The increase in construction expenditures was partially offset by:

•	a decrease of $20 million in nuclear construction expenditures primarily due to lower spending in 2019 on various nuclear projects; and

•	a decrease of $13 million in information technology capital expenditures primarily due to lower spending in 2019 on critical infrastructure protection.

Financing Activities

Net cash flow provided by financing activities increased $246 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to:

•
proceeds of $608 million from the issuance of common stock as a result of the settlement of the remaining equity forwards in May 2019. See Note 3 to the financial statements herein for discussion of the equity forward sale agreements;

•	long-term debt activity providing approximately $1,177 million of cash in 2019 compared to approximately $790 million in 2018;

•	net repayments of short-term borrowings of $72 million in 2018 by the nuclear fuel company variable interest entities; and

•	an increase of $54 million in treasury stock issuances in 2019 due to a larger amount of previously repurchased Entergy Corporation common stock issued in 2019 to satisfy stock option exercises.

The increase was partially offset by:

•	net repayments of $307 million of commercial paper in 2019 compared to net issuances of $478 million in 2018; and

•
the repurchase in first quarter 2019 of $50 million of Class A mandatorily redeemable preferred membership units in Entergy Holdings Company LLC, a wholly-owned Entergy subsidiary, that were held by a third party.

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

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both. In addition to its forward physical power contracts, Entergy Wholesale Commodities may also use a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk. The sensitivities may not reflect the total maximum upside potential from higher market prices. The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation. Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of June 30, 2019 (2019 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2019	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	98%	97%	91%	66%
Planned generation (TWh) (c) (d)	12.1	17.7	9.6	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of June 30, 2019	$36.1	$41.7	$56.9	$58.8

Capacity
Percent of capacity sold forward (e):
Bundled capacity and energy contracts (f)	28%	37%	68%	97%
Capacity contracts (g)	45%	27%	—%	—%
Total	73%	64%	68%	97%
Planned net MW in operation (average) (d)	3,167	2,195	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$4.1	$3.2	$—	$—

Total Energy and Capacity Revenues (h)
Expected sold and market total revenue per MWh	$39.4	$45.1	$54.7	$46.6
Sensitivity: -/+ $10 per MWh market price change	$39.2-$39.6	$45.0-$45.2	$53.8-$55.5	$43.1-$50.0

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

(d)
Assumes the planned shutdown of Indian Point 2 on April 30, 2020, planned shutdown of Indian Point 3 on April 30, 2021, and planned shutdown of Palisades on May 31, 2022. For a discussion regarding the planned shutdown of the Indian Point 2, Indian Point 3, and Palisades plants, see “Entergy Wholesale Commodities Exit from the Merchant Power Business” above.

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on June 30, 2019 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $3 million

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

for the remainder of 2019. As of June 30, 2018, a positive $10 per MW change would have had a corresponding effect on pre-tax income of $34 thousand for the remainder of 2018. A negative $10 per MWh change in the annual average energy price in the markets based on June 30, 2019 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($3) million for the remainder of 2019. As of June 30, 2018, a negative $10 per MW change would have had a corresponding effect on pre-tax income of ($34) thousand for the remainder of 2018.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At June 30, 2019, based on power prices at that time, Entergy had liquidity exposure of $75 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $21 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of June 30, 2019, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements. As of June 30, 2019, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $169 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of June 30, 2019, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

Pilgrim

In March 2019 the NRC moved Pilgrim from its “multiple/repetitive degraded cornerstone column,” or Column 4, of its Reactor Oversight Process Action Matrix to its “licensee response column,” or Column 1. Pilgrim ceased operations in May 2019.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,345,727	$2,330,225	$4,466,751	$4,578,486
Natural gas	30,699	29,943	85,647	86,638
Competitive businesses	289,783	308,602	723,394	727,526
TOTAL	2,666,209	2,668,770	5,275,792	5,392,650

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	467,323	465,802	945,653	909,098
Purchased power	345,861	417,034	685,368	813,058
Nuclear refueling outage expenses	50,962	35,360	101,403	78,120
Other operation and maintenance	841,870	840,103	1,624,921	1,623,687
Asset write-offs, impairments, and related charges	16,419	68,943	90,397	141,867
Decommissioning	104,627	97,605	206,746	192,005
Taxes other than income taxes	163,408	158,547	321,983	323,765
Depreciation and amortization	363,496	350,485	720,770	697,471
Other regulatory charges (credits)	(26,532)	143,294	(43,478)	186,319
TOTAL	2,327,434	2,577,173	4,653,763	4,965,390

OPERATING INCOME	338,775	91,597	622,029	427,260

OTHER INCOME
Allowance for equity funds used during construction	37,169	31,670	75,385	60,014
Interest and investment income	96,218	71,134	324,367	88,005
Miscellaneous - net	(45,870)	(48,491)	(110,527)	(79,849)
TOTAL	87,517	54,313	289,225	68,170

INTEREST EXPENSE
Interest expense	201,112	192,314	402,105	375,237
Allowance for borrowed funds used during construction	(16,811)	(14,668)	(34,260)	(27,933)
TOTAL	184,301	177,646	367,845	347,304

INCOME BEFORE INCOME TAXES	241,991	(31,736)	543,409	148,126

Income taxes	1,458	(280,596)	44,229	(236,933)

CONSOLIDATED NET INCOME	240,533	248,860	499,180	385,059

Preferred dividend requirements of subsidiaries	4,109	3,439	8,219	6,878

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$236,424	$245,421	$490,961	$378,181

Earnings per average common share:
Basic	$1.22	$1.36	$2.57	$2.09
Diluted	$1.22	$1.34	$2.54	$2.08

Basic average number of common shares outstanding	193,019,269	180,823,203	191,306,742	180,765,708
Diluted average number of common shares outstanding	194,238,315	182,982,630	193,243,287	182,208,328

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(In Thousands)

Net Income	$240,533	$248,860	$499,180	$385,059

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss) (net of tax expense (benefit) of $25,242, ($17,312), $19,890, and $8,037)	94,982	(65,068)	82,556	30,359
Pension and other postretirement liabilities (net of tax expense of $3,077, $4,225, $6,326, and $8,793)	11,496	15,565	23,046	32,139
Net unrealized investment gain (loss) (net of tax expense (benefit) of $8,096, ($2,842), $16,169, and $2,533)	14,270	(2,641)	27,973	(35,497)
Other comprehensive income (loss)	120,748	(52,144)	133,575	27,001

Comprehensive Income	361,281	196,716	632,755	412,060
Preferred dividend requirements of subsidiaries	4,109	3,439	8,219	6,878
Comprehensive Income Attributable to Entergy Corporation	$357,172	$193,277	$624,536	$405,182

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$499,180	$385,059
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,068,807	1,027,609
Deferred income taxes, investment tax credits, and non-current taxes accrued	225,749	88,732
Asset write-offs, impairments, and related charges	26,684	51,503
Changes in working capital:
Receivables	(127,259)	(45,515)
Fuel inventory	(13,346)	8,512
Accounts payable	(18,832)	97,464
Taxes accrued	(38,186)	(8,092)
Interest accrued	(144)	(2,056)
Deferred fuel costs	31,796	(132,263)
Other working capital accounts	(51,782)	(134,982)
Changes in provisions for estimated losses	4,719	27,443
Changes in other regulatory assets	(135,936)	106,712
Changes in other regulatory liabilities	107,882	(247,239)
Changes in pensions and other postretirement liabilities	(66,033)	(181,278)
Other	(460,209)	38,314
Net cash flow provided by operating activities	1,053,090	1,079,923

INVESTING ACTIVITIES
Construction/capital expenditures	(2,095,520)	(1,885,419)
Allowance for equity funds used during construction	75,607	60,335
Nuclear fuel purchases	(54,523)	(90,321)
Proceeds from sale of assets	19,801	9,163
Insurance proceeds received for property damages	7,040	10,523
Changes in securitization account	12,034	4,754
Payments to storm reserve escrow account	(4,623)	(2,744)
Decrease (increase) in other investments	51,073	(10,769)
Proceeds from nuclear decommissioning trust fund sales	2,487,915	1,801,170
Investment in nuclear decommissioning trust funds	(2,523,805)	(1,826,384)
Net cash flow used in investing activities	(2,025,001)	(1,929,692)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	5,391,547	3,359,193
Treasury stock	57,797	3,691
Common stock	607,650	—
Retirement of long-term debt	(4,214,495)	(2,569,131)
Repurchase of preferred membership units	(50,000)	—
Changes in credit borrowings and commercial paper - net	(306,877)	405,795
Other	(5,106)	10,434
Dividends paid:
Common stock	(345,452)	(321,821)
Preferred stock	(8,219)	(6,878)
Net cash flow provided by financing activities	1,126,845	881,283

Net increase in cash and cash equivalents	154,934	31,514

Cash and cash equivalents at beginning of period	480,975	781,273

Cash and cash equivalents at end of period	$635,909	$812,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$388,566	$362,629
Income taxes	($6,967)	$14,145

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$61,200	$56,690
Temporary cash investments	574,709	424,285
Total cash and cash equivalents	635,909	480,975
Accounts receivable:
Customer	653,027	558,494
Allowance for doubtful accounts	(6,965)	(7,322)
Other	130,483	167,722
Accrued unbilled revenues	458,079	395,511
Total accounts receivable	1,234,624	1,114,405
Deferred fuel costs	8,685	27,251
Fuel inventory - at average cost	130,650	117,304
Materials and supplies - at average cost	787,068	752,843
Deferred nuclear refueling outage costs	219,269	230,960
Prepayments and other	267,303	234,326
TOTAL	3,283,508	2,958,064

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	7,069,264	6,920,164
Non-utility property - at cost (less accumulated depreciation)	324,366	304,382
Other	443,639	437,265
TOTAL	7,837,269	7,661,811

PROPERTY, PLANT, AND EQUIPMENT
Electric	52,015,373	49,831,486
Natural gas	517,044	496,150
Construction work in progress	2,678,681	2,888,639
Nuclear fuel	756,551	861,272
TOTAL PROPERTY, PLANT, AND EQUIPMENT	55,967,649	54,077,547
Less - accumulated depreciation and amortization	22,422,914	22,103,101
PROPERTY, PLANT, AND EQUIPMENT - NET	33,544,735	31,974,446

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $306,864 as of June 30, 2019 and $360,790 as of December 31, 2018)	4,882,432	4,746,496
Deferred fuel costs	239,694	239,496
Goodwill	377,172	377,172
Accumulated deferred income taxes	67,880	54,593
Other	333,055	262,988
TOTAL	5,900,233	5,680,745

TOTAL ASSETS	$50,565,745	$48,275,066

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$150,010	$650,009
Notes payable and commercial paper	1,635,462	1,942,339
Accounts payable	1,412,607	1,496,058
Customer deposits	409,531	411,505
Taxes accrued	216,055	254,241
Interest accrued	193,047	193,192
Deferred fuel costs	65,823	52,396
Pension and other postretirement liabilities	55,054	61,240
Current portion of unprotected excess accumulated deferred income taxes	189,273	248,127
Other	195,746	134,437
TOTAL	4,522,608	5,443,544

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,391,250	4,107,152
Accumulated deferred investment tax credits	208,925	213,101
Regulatory liability for income taxes-net	1,726,770	1,817,021
Other regulatory liabilities	1,877,241	1,620,254
Decommissioning and asset retirement cost liabilities	6,788,363	6,355,543
Accumulated provisions	518,721	514,107
Pension and other postretirement liabilities	2,556,238	2,616,085
Long-term debt (includes securitization bonds of $359,938 as of June 30, 2019 and $423,858 as of December 31, 2018)	17,204,288	15,518,303
Other	754,411	1,006,249
TOTAL	36,026,207	33,767,815

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,427	219,402

COMMON EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 270,035,180 shares in 2019 and 261,587,009 shares in 2018	2,700	2,616
Paid-in capital	6,539,533	5,951,431
Retained earnings	8,873,465	8,721,150
Accumulated other comprehensive loss	(430,404)	(557,173)
Less - treasury stock, at cost (71,349,066 shares in 2019 and 72,530,866 shares in 2018)	5,187,791	5,273,719
TOTAL	9,797,503	8,844,305

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$50,565,745	$48,275,066

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2017	$—	$2,548	($5,397,637)	$5,433,433	$7,977,702	($23,531)	$7,992,515
Implementation of accounting standards	—	—	—	—	576,257	(632,617)	(56,360)
Balance at January 1, 2018	$—	$2,548	($5,397,637)	$5,433,433	$8,553,959	($656,148)	$7,936,155

Consolidated net income	6,878	—	—	—	378,181	—	385,059
Other comprehensive income	—	—	—	—	—	27,001	27,001
Common stock issuances related to stock plans	—	—	23,512	(4,029)	—	—	19,483
Common stock dividends declared	—	—	—	—	(321,821)	—	(321,821)
Preferred dividend requirements of subsidiaries	(6,878)	—	—	—	—	—	(6,878)
Reclassification pursuant to ASU 2018-02	—	—	—	—	(32,043)	15,505	(16,538)
Balance at June 30, 2018	$—	$2,548	($5,374,125)	$5,429,404	$8,578,276	($613,642)	$8,022,461

Balance at December 31, 2018	$—	$2,616	($5,273,719)	$5,951,431	$8,721,150	($557,173)	$8,844,305
Implementation of accounting standards	—	—	—	—	6,806	(6,806)	—
Balance at January 1, 2019	$—	$2,616	($5,273,719)	$5,951,431	$8,727,956	($563,979)	$8,844,305

Consolidated net income	8,219	—	—	—	490,961	—	499,180
Other comprehensive income	—	—	—	—	—	133,575	133,575
Settlement of equity forwards through common stock issuance	—	84	—	607,566	—	—	607,650
Common stock issuance costs	—	—	—	(7)	—	—	(7)
Common stock issuances related to stock plans	—	—	85,928	(19,457)	—	—	66,471
Common stock dividends declared	—	—	—	—	(345,452)	—	(345,452)
Preferred dividend requirements of subsidiaries	(8,219)	—	—	—	—	—	(8,219)
Balance at June 30, 2019	$—	$2,700	($5,187,791)	$6,539,533	$8,873,465	($430,404)	$9,797,503

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$770	$769	$1	—
Commercial	595	582	13	2
Industrial	642	625	17	3
Governmental	58	57	1	2
Total billed retail	2,065	2,033	32	2
Sales for resale	75	69	6	9
Other	206	228	(22)	(10)
Total	$2,346	$2,330	$16	1

Utility billed electric energy sales (GWh):
Residential	7,652	7,749	(97)	(1)
Commercial	6,841	6,943	(102)	(1)
Industrial	11,965	12,219	(254)	(2)
Governmental	626	612	14	2
Total retail	27,084	27,523	(439)	(2)
Sales for resale	3,170	2,566	604	24
Total	30,254	30,089	165	1

Entergy Wholesale Commodities:
Operating revenues	$290	$309	($19)	(6)
Billed electric energy sales (GWh)	7,258	7,281	(23)	—

	Six Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$1,573	$1,661	($88)	(5)
Commercial	1,149	1,178	(29)	(2)
Industrial	1,243	1,222	21	2
Governmental	111	113	(2)	(2)
Total billed retail	4,076	4,174	(98)	(2)
Sales for resale	160	139	21	15
Other	231	265	(34)	(13)
Total	$4,467	$4,578	($111)	(2)

Utility billed electric energy sales (GWh):
Residential	16,123	17,036	(913)	(5)
Commercial	13,264	13,675	(411)	(3)
Industrial	23,648	23,624	24	—
Governmental	1,227	1,220	7	1
Total retail	54,262	55,555	(1,293)	(2)
Sales for resale	6,984	5,810	1,174	20
Total	61,246	61,365	(119)	—

Entergy Wholesale Commodities:
Operating revenues	$723	$728	($5)	(1)
Billed electric energy sales (GWh)	14,461	14,277	184	1

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

Pilgrim NRC Oversight and Shutdown

See Note 8 to the financial statements in the Form 10-K for a discussion of the NRC’s enhanced inspections of Pilgrim and Entergy’s shutdown of Pilgrim. In March 2019 the NRC moved Pilgrim from its “multiple/repetitive degraded cornerstone column,” or Column 4, of its Reactor Oversight Process Action Matrix to its “licensee response column,” or Column 1. Pilgrim ceased operations in May 2019.

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

Grand Gulf-Related Agreements

See Note 8 to the financial statements in the Form 10-K for information regarding Grand Gulf-related agreements. The following is an update to that discussion.

Capital Funds Agreement (Entergy Corporation and System Energy)

Pursuant to the terms of the Capital Funds Agreement, Entergy Corporation had agreed to supply System Energy with sufficient capital to (i) maintain System Energy’s equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt), (ii) permit the continued commercial operation of Grand Gulf, and (iii) pay in full when due all indebtedness for borrowed money of System Energy. Effective July 19, 2019, the Capital Funds Agreement was terminated.

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

Regulatory activity regarding the Tax Cuts and Jobs Act

System Energy

In a filing made with the FERC in March 2018, Entergy proposed revisions to the Unit Power Sales Agreement, among other agreements, to reflect the effects of the Tax Act. In the filing System Energy proposed to return all of its unprotected excess accumulated deferred income taxes to its customers by the end of 2018. In May 2018 the FERC accepted System Energy’s proposed tax revisions with an effective date of June 1, 2018, subject to refund and the outcome of settlement and hearing procedures.  Settlement discussions were terminated in April 2019, and the hearing is scheduled for March 2020. The retail regulators of the Utility operating companies that are parties to the Unit Power Sales Agreement are challenging the treatment and amount of excess tax liabilities associated with “uncertain” tax positions related to nuclear decommissioning.

Fuel and purchased power cost recovery

Entergy Arkansas

Production Cost Allocation Rider

In May 2019, Entergy Arkansas filed its annual redetermination pursuant to the production cost allocation rider, which reflected a credit to customers for the recovery of the true-up adjustment resulting from the 2018 over-recovered retail balance of $0.1 million and the recovery of a $4.2 million payment to Entergy Arkansas as a result of the FERC’s May 2018 decision in the 2005 bandwidth proceeding, in which the FERC directed a compliance filing to be made that consisted of the comprehensive recalculation of the bandwidth formula rate with true-up payments and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

receipts based on test period data for June 1, 2005 through December 31, 2005. The rates for the 2019 production cost allocation rider update are effective July 2019 through June 2020.

Energy Cost Recovery Rider

In March 2019, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease from $0.01882 per kWh to $0.01462 per kWh and became effective with the first billing cycle in April 2019. In March 2019 the Arkansas Attorney General filed a response to Entergy Arkansas’s annual adjustment and included with its filing a motion for investigation of alleged overcharges to customers in connection with the FERC’s October 2018 order in the opportunity sales proceeding. Entergy Arkansas filed its response to the Attorney General’s motion in April 2019 in which Entergy Arkansas stated its intent to initiate a proceeding to address recovery issues related to the October 2018 FERC order. In May 2019, Entergy Arkansas initiated the opportunity sales recovery proceeding, discussed below, and requested that the APSC establish that proceeding as the single designated proceeding in which interested parties may assert claims related to the appropriate retail rate treatment of the FERC October 2018 order and related FERC orders in the opportunity sales proceeding. In June 2019 the APSC granted Entergy Arkansas’s request and also denied the Attorney General’s motion in the energy cost recovery proceeding seeking an investigation into Entergy Arkansas’s annual energy cost recovery rider adjustment and referred the evaluation of such matters to the opportunity sales recovery proceeding.

Entergy Louisiana

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. In January 2019 the LPSC staff issued its audit report recommending that Entergy Louisiana refund approximately $7.3 million, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana recorded a provision in the first quarter 2019 for the potential outcome of the audit. A procedural schedule has been set to address the report and contested issues, with a hearing scheduled in November 2019.

Entergy Mississippi

Mississippi Attorney General Complaint

As discussed in the Form 10-K, the Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution. The defendants have denied the allegations. In December 2008 the Attorney General’s lawsuit was removed to U.S. District Court in Jackson, Mississippi. Pre-trial and settlement conferences were held in October 2018. In October 2018 the District Court rescheduled the trial to April 2019. In April 2019 the District Court remanded the Attorney General’s lawsuit to the Hinds County Chancery Court in Jackson, Mississippi. A hearing on procedural and dispositive motions is scheduled for August 2019.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that discussion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the APSC (Entergy Arkansas)

Retail Rates

2019 Formula Rate Plan Filing

In July 2019, Entergy Arkansas filed with the APSC its 2019 formula rate plan filing to set its formula rate for the 2020 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2020 and a netting adjustment for the historical year 2018.  The total proposed formula rate plan rider revenue change designed to produce a target rate of return on common equity of 9.75% is $15.3 million, which is based upon a deficiency of approximately $61.9 million for the 2020 projected year, netted with a credit of approximately $46.6 million in the 2018 historical year netting adjustment. During 2018 Entergy Arkansas experienced higher-than expected sales volume, and actual costs were lower than forecasted.  These changes, coupled with a reduced income tax rate resulting from the Tax Cuts and Jobs Act, resulted in the credit for the historical year netting adjustment. In the fourth quarter 2018 Entergy Arkansas recorded a provision of $35.1 million that reflected the estimate of the historical year netting adjustment that was expected to be included in the 2019 filing. In 2019, Entergy Arkansas recorded additional provisions totaling $11.5 million to reflect the updated estimate of the historical year netting adjustment included in the 2019 filing.   The proposed new formula rates would go into effect in January 2020.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2017 Formula Rate Plan Filing

In May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the St. Charles Power Station. Commercial operation at St. Charles Power Station commenced in May 2019. The resulting interim adjustment to rates became effective with the first billing cycle of June 2019.

2018 Formula Rate Plan Filing

In May 2019, Entergy Louisiana filed its formula rate plan evaluation report for its 2018 calendar year operations. The 2018 test year evaluation report produced an earned return on common equity of 10.61% leading to a base rider formula rate plan revenue decrease of $8.9 million. While base rider formula rate plan revenue will decrease as a result of this filing, overall formula rate plan revenues will increase by approximately $118.7 million. This outcome is primarily driven by a reduction to the credits previously flowed through the tax reform adjustment mechanism and an increase in the transmission recovery mechanism, partially offset by reductions in the additional capacity mechanism revenue requirements and extraordinary cost items. The filing is subject to review by the LPSC with resulting rates to be implemented in September 2019, subject to refund if there are contested issues.

Entergy Louisiana also included in its filing a presentation of an initial proposal to combine the legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana residential rates, which combination, if approved, would be accomplished on a revenue-neutral basis intended not to affect the rates of other customer classes. Entergy Louisiana contemplates that any combination of residential rates resulting from this request would be implemented with the results of the 2019 test year formula rate plan filing.

Investigation of Costs Billed by Entergy Services

In November 2018 the LPSC issued a notice of proceeding initiating an investigation into costs incurred by Entergy Services that are included in the retail rates of Entergy Louisiana. As noted in the notice of proceeding, the LPSC observed an increase in capital construction-related costs that have been incurred by Entergy Services. Discovery

Entergy Corporation and Subsidiaries
Notes to Financial Statements

is ongoing and has included efforts to seek highly detailed information on a broad range of matters unrelated to the scope of the audit.

Retail Rates - Gas

2018 Rate Stabilization Plan Filing

As discussed in the Form 10-K, in January 2019, Entergy Louisiana filed with the LPSC its gas rate stabilization for the test year ended September 30, 2018. Entergy Louisiana made a compliance filing in April 2019 and rates were implemented during the first billing cycle of May 2019, subject to refund and final LPSC review.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan

In March 2019, Entergy Mississippi submitted its formula rate plan 2019 test year filing and 2018 look-back filing showing Entergy Mississippi’s earned return for the historical 2018 calendar year to be above the formula rate plan bandwidth and projected earned return for the 2019 calendar year to be below the formula rate plan bandwidth. The 2019 test year filing shows a $36.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.94% return on rate base, within the formula rate plan bandwidth. The 2018 look-back filing compares actual 2018 results to the approved benchmark return on rate base and shows a $10.1 million interim decrease in formula rate plan revenues is necessary. In the fourth quarter 2018, Entergy Mississippi recorded a provision of $9.3 million that reflected the estimate of the difference between the 2018 expected earned rate of return on rate base and an established performance-adjusted benchmark rate of return under the formula rate plan performance-adjusted bandwidth mechanism. In the first quarter 2019, Entergy Mississippi recorded a $0.8 million increase in the provision to reflect the amount shown in the look-back filing. In June 2019, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed that the 2019 test year filing showed that a $32.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.93% return on rate base, within the formula rate plan bandwidth. Additionally, pursuant to the joint stipulation, Entergy Mississippi’s 2018 look-back filing reflected an earned return on rate base of 7.81% in calendar year 2018 which is above the look-back benchmark return on rate base of 7.13%, resulting in an $11 million decrease in formula rate plan revenues on an interim basis through June 2020. In the second quarter 2019, Entergy Mississippi recorded an additional $0.9 million increase in the provision to reflect the $11 million shown in the look-back filing. In June 2019 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2019.

Filings with the City Council (Entergy New Orleans)

Retail Rates

See the Form 10-K for discussion of the electric and gas base rate case filed by Entergy New Orleans in September 2018. The evidentiary hearing in this proceeding was held in June 2019. The record and post-hearing briefs were submitted in July 2019, with a City Council decision on the matter expected by October 2019.

In August 2019, Entergy New Orleans sent a letter to the City Council proposing a framework for settlement of the rate case.  That framework includes, among other things: (1) a total reduction in revenues of approximately $30 million ($27 million electric, $3 million gas); (2) a reduced return on common equity lower than 10.5%, but still commensurate with Entergy New Orleans’s level of risk, paired with three-year electric and gas formula rate plans with forward-looking features; (3) a demand-side management program intended to achieve greater penetration of the City Council’s Energy Smart programs and make progress towards the City Council’s energy efficiency goals. The letter also sets out proposed next steps to achieve a resolution of the proceeding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the PUCT (Entergy Texas)

Base Rate Case

In January 2019, Entergy Texas filed for recovery of rate case expenses totaling $7.2 million. The amounts requested primarily include internal and external expenses related to litigating the 2018 base rate case. Parties filed testimony in April 2019 recommending a disallowance ranging from $3.2 million to $4.2 million of the $7.2 million requested. In May 2019, Entergy Texas filed rebuttal testimony responding to the parties’ positions. A hearing is scheduled for September 2019.

Other Filings

In March 2019, Entergy Texas filed with the PUCT a request to set a new distribution cost recovery factor (DCRF) rider. The proposed new DCRF rider is designed to collect approximately $3.2 million annually from Entergy Texas’s retail customers based on its capital invested in distribution between January 1, 2018 and December 31, 2018. In June 2019 the ALJ issued an order approving interim rates effective June 2019 at the level proposed in Entergy Texas’s application. The proceeding has been returned to the PUCT for approval of the settlement agreement filed in the proceeding, at which point the interim rates would become permanent.

In December 2018, Entergy Texas filed with the PUCT a request to set a new transmission cost recovery factor (TCRF) rider. The proposed new TCRF rider is designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and September 30, 2018. In April 2019 parties filed testimony proposing a load growth adjustment, which would have fully offset Entergy Texas’s proposed TCRF revenue requirement. In July 2019 the PUCT granted Entergy Texas’s application as filed to begin recovery of the requested $2.7 million annual revenue requirement, rejecting opposing parties’ proposed adjustment; however, the PUCT found that the question of prudence of the actual investment costs should be determined in Entergy Texas’s next rate case similar to the procedure used for the costs recovered through the DCRF rider.

System Agreement Cost Equalization Proceedings

As discussed in the Form 10-K, the hearing on the bandwidth calculation for the seven months June 1, 2005 through December 31, 2005 occurred in July 2016. The presiding judge issued an initial decision in November 2016. In the initial decision, the presiding judge agreed with the Utility operating companies’ position that: (1) interest on the bandwidth payments for the 2005 test period should be accrued from June 1, 2006 until the date that the bandwidth payments for that calculation are paid, which is consistent with how the Utility operating companies performed the calculation; and (2) a portion of Entergy Louisiana’s 2001-vintage Louisiana state net operating loss accumulated deferred income tax that results from the Vidalia tax deduction should be excluded from the 2005 test period bandwidth calculation. Various participants filed briefs on exceptions and/or briefs opposing exceptions related to the initial decision, including the LPSC, the APSC, the FERC trial staff, and Entergy Services. In May 2018 the FERC issued an order affirming the initial decision and ordered a comprehensive recalculation of the bandwidth payments/receipts for the seven months June 1, 2005 through December 31, 2005 and a recalculation of the 2006 and 2007 test years as a result of limited revisions. Entergy filed the comprehensive recalculation of the bandwidth payments/receipts for the seven months June 1, 2005 through December 31, 2005 and the 2006 and 2007 test years in July 2018. The filing shows the additional following payments and receipts among the Utility operating companies:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Payments (Receipts)
(In Millions)
Entergy Arkansas	($4)
Entergy Louisiana	($23)
Entergy Mississippi	$16
Entergy New Orleans	$5
Entergy Texas	$6

These payments were made in July 2018. In January 2019 the FERC denied the LPSC’s request for rehearing of the May 2018 order. In May 2019 the FERC accepted the July 2018 compliance filing, and the LPSC sought rehearing of that decision in June 2019.

Rough Production Cost Equalization

2010 Rate Filing Based on Calendar Year 2009 Production Costs

In May 2010, Entergy filed with the FERC the 2010 rates in accordance with the FERC’s orders in the System Agreement proceeding, and supplemented the filing in September 2010.  Several parties intervened in the proceeding at the FERC, including the LPSC and the City Council, which also filed protests.  In July 2010 the FERC accepted Entergy’s proposed rates for filing, effective June 1, 2010, subject to refund.  After an abeyance of the proceeding schedule, a hearing was held in March 2014 and in December 2015 the FERC issued an order. Among other things, the December 2015 order directed Entergy to submit a compliance filing. In January 2016 the LPSC, the APSC, and Entergy filed requests for rehearing of the FERC’s December 2015 order. In February 2016, Entergy submitted the compliance filing ordered in the December 2015 order.  The result of the true-up payments and receipts for the recalculation of production costs resulted in the following payments/receipts among the Utility operating companies:

Payments (Receipts)
(In Millions)
Entergy Arkansas	$2
Entergy Louisiana	$6
Entergy Mississippi	($4)
Entergy New Orleans	($1)
Entergy Texas	($3)

In September 2016 the FERC accepted the February 2016 compliance filing subject to a further compliance filing made in November 2016. The further compliance filing was required as a result of an order issued in September 2016 ruling on the January 2016 rehearing requests filed by the LPSC, the APSC, and Entergy. In the order addressing the rehearing requests, the FERC granted the LPSC’s rehearing request and directed that interest be calculated on the payment/receipt amounts. The FERC also granted the APSC’s and Entergy’s rehearing request and ordered the removal of both securitized asset accumulated deferred income taxes and contra-securitization accumulated deferred income taxes from the calculation. In November 2016, Entergy submitted its compliance filing in response to the FERC’s order on rehearing. The compliance filing included a revised calculation of the bandwidth true-up payments and receipts based on 2009 test year data and interest calculations. The LPSC protested the interest calculations. In November 2017 the FERC issued an order rejecting the November 2016 compliance filing. The FERC determined that the payments detailed in the November 2016 compliance filing did not include adequate interest for the payments from Entergy Arkansas to Entergy Louisiana because it did not include interest on the principal portion of the payment that was made in February 2016. In December 2017, Entergy recalculated the interest pursuant to the November 2017 order. As a result of the recalculations, Entergy Arkansas owed very minor payments to Entergy Louisiana, Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Mississippi, and Entergy New Orleans. In June 2019 the FERC issued an order denying the LPSC’s rehearing request of FERC’s September 2016 order. The LPSC rehearing request asked the FERC to reverse its decision that both securitized asset accumulated deferred income taxes and contra-securitization accumulated deferred income taxes should be removed from the bandwidth calculation.

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

In May 2019, Entergy Arkansas filed an application and supporting testimony with the APSC requesting approval of a special rider tariff to recover the costs of these payments from its retail customers over a 24-month period.  The application requested that the APSC approve the rider to take effect within 30 days or, if suspended by the APSC as allowed by commission rule, approve the rider to take effect in the first billing cycle of the first month occurring 30 days after issuance of the APSC’s order approving the rider. In June 2019 the APSC suspended Entergy Arkansas’s tariff and granted Entergy Arkansas’s motion asking the APSC to establish the proceeding as the single designated proceeding in which interested parties may assert claims related to the appropriate retail rate treatment of the FERC’s October 2018 order and related FERC orders in the opportunity sales proceeding.

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

See the Form 10-K for a discussion of the return on equity complaints filed by the APSC and the MPSC and by the LPSC against System Energy. The LPSC’s complaint also includes a challenge to System Energy’s capital structure. In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing the return on equity complaint, with a refund effective date of April 2018. The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The consolidated hearing has been scheduled for September 2019, and the parties are required to address an order (issued in a separate proceeding involving New England transmission owners) that proposed modifying the FERC’s standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC initiated a new proceeding for the amended capital structure complaint, and System Energy submitted a response in October 2018. In January 2019 the FERC set the amended capital structure complaint for settlement and hearing proceedings. Settlement procedures in the capital structure proceeding commenced in February 2019. As noted below, in June 2019 settlement discussions were terminated and the amended capital structure complaint was consolidated with the ongoing return on equity proceeding.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In May 2019 the FERC staff filed its direct and answering testimony in the return on equity proceeding. For the first refund period, the FERC staff calculates an authorized return on equity for System Energy of 9.89% based on the application of FERC’s proposed methodology. The FERC staff’s direct and answering testimony noted that an authorized return on equity of 9.89% for the first refund period was within the range of presumptively just and reasonable returns on equity for the second refund period, as calculated using a study period ending January 31, 2019 for the second refund period.

In June 2019, System Entergy filed testimony responding to the testimony filed by the FERC staff. Among other things, System Energy’s testimony rebutted arguments raised by the FERC staff and provided updated calculations for the second refund period based on the study period ending May 31, 2019. For that refund period, System Energy’s testimony shows that strict application of the return on equity methodology proposed by the FERC staff indicates that the second complaint would not be dismissed, and the new return on equity would be set at 9.65% (median) or 9.74% (midpoint). System Energy’s testimony argues that these results are insufficient in light of benchmarks such as state returns on equity and treasury bond yields, and instead proposes that the calculated returns on equity for the second period should be either 9.91% (median) or 10.3% (midpoint). System Energy’s testimony also argues that, under application of its proposed modified methodology, the 10.10% return on equity calculated for the first refund period would fall within the range of presumptively just and reasonable returns on equity for the second refund period. System Energy is recording a provision against revenue for the potential outcome of this proceeding.

Also in June 2019, the FERC’s Chief ALJ issued an order terminating settlement discussions in the amended complaint addressing System Energy’s capital structure. The ALJ consolidated the amended complaint with the ongoing return on equity proceeding and set new procedural deadlines for the consolidated hearing, such that the hearing will commence in January 2020 and the initial decision will be due in June 2020.

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

In June 2019 System Energy filed answering testimony in the sale-leaseback complaint proceeding arguing that the FERC should reject all claims for refunds.  Among other things, System Energy argued that claims for refunds of the costs of lease renewal payments and capital additions should be rejected because those costs were recovered consistent with the Unit Power Sales Agreement formula rate, System Energy was not over or double recovering any costs, and ratepayers will save approximately $850 million over initial and renewal terms of the leases.  System Energy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

argued that claims for refunds associated with liabilities arising from uncertain tax positions should be rejected because the liabilities do not provide cost-free capital, the repayment timing of the liabilities is uncertain, and the outcome of the underlying tax positions is uncertain.  System Energy’s testimony also challenged the refund calculations supplied by the other parties.

Storm Cost Recovery Filings with Retail Regulators

Entergy Mississippi

As discussed in the Form 10-K, Entergy Mississippi has approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeds $15 million, the collection of the storm damage provision ceases until such time that the accumulated storm damage provision becomes less than $10 million. As of May 31, 2019, Entergy Mississippi’s storm damage provision balance was less than $10 million. Accordingly, Entergy Mississippi resumed billing the monthly storm damage provision effective with July 2019 bills.

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended June 30,
	2019			2018
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$236.4	193.0	$1.22	$245.4	180.8	$1.36
Average dilutive effect of:
Stock options		0.5	—		0.3	—
Other equity plans		0.7	—		0.7	(0.01)
Equity forwards		—	—		1.2	(0.01)
Diluted earnings per share	$236.4	194.2	$1.22	$245.4	183.0	$1.34

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1.1 million for the three months ended June 30, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	For the Six Months Ended June 30,
	2019			2018
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$491.0	191.3	$2.57	$378.2	180.8	$2.09
Average dilutive effect of:
Stock options		0.5	(0.01)		0.3	—
Other equity plans		0.6	(0.01)		0.5	—
Equity forwards		0.8	(0.01)		0.6	(0.01)
Diluted earnings per share	$491.0	193.2	$2.54	$378.2	182.2	$2.08

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.3 million for the six months ended June 30, 2019 and approximately 1.1 million for the six months ended June 30, 2018.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.91 for the three months ended June 30, 2019 and $0.89 for the three months ended June 30, 2018. Dividends declared per common share were $1.82 for the six months ended June 30, 2019 and $1.78 for the six months ended June 30, 2018.

Equity Forward Sale Agreements

As discussed in Note 7 to the financial statements in the Form 10-K, in June 2018, Entergy marketed an equity offering of 15.3 million shares of common stock. In lieu of issuing equity at the time of the offering, Entergy entered into forward sale agreements with various investment banks. In December 2018, Entergy physically settled a portion of its obligations under the forward sale agreements by delivering 6,834,221 shares of common stock in exchange for cash proceeds of approximately $500 million. In May 2019, Entergy physically settled the remaining 8,448,171 shares of common stock in exchange for cash proceeds of approximately $608 million.

Treasury Stock

During the six months ended June 30, 2019, Entergy Corporation issued 1,181,800 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2019.

Retained Earnings

On July 26, 2019, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.91 per share, payable on September 3, 2019, to holders of record as of August 8, 2019.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2019 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2019	($43,246)	($520,372)	$12,466	($551,152)
Other comprehensive income (loss) before reclassifications	99,359	—	15,834	115,193
Amounts reclassified from accumulated other comprehensive income (loss)	(4,377)	11,496	(1,564)	5,555
Net other comprehensive income (loss) for the period	94,982	11,496	14,270	120,748
Ending balance, June 30, 2019	$51,736	($508,876)	$26,736	($430,404)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2018 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2018	$50,194	($605,491)	($6,201)	($561,498)
Other comprehensive income (loss) before reclassifications	(62,981)	—	(7,509)	(70,490)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,087)	15,565	4,868	18,346
Net other comprehensive income (loss) for the period	(65,068)	15,565	(2,641)	(52,144)
Ending balance, June 30, 2018	($14,874)	($589,926)	($8,842)	($613,642)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2019 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Ending balance, December 31, 2018	($23,135)	($531,922)	($2,116)	($557,173)
Implementation of accounting standards	(7,685)	—	879	(6,806)
Beginning balance, January 1, 2019	($30,820)	($531,922)	($1,237)	($563,979)

Other comprehensive income (loss) before reclassifications	127,670	—	29,373	157,043
Amounts reclassified from accumulated other comprehensive income (loss)	(45,114)	23,046	(1,400)	(23,468)
Net other comprehensive income (loss) for the period	82,556	23,046	27,973	133,575
Ending balance, June 30, 2019	$51,736	($508,876)	$26,736	($430,404)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2018 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Ending balance, December 31, 2017	($37,477)	($531,099)	$545,045	($23,531)
Implementation of accounting standards	—	—	(632,617)	(632,617)
Beginning balance, January 1, 2018	($37,477)	($531,099)	($87,572)	($656,148)

Other comprehensive income (loss) before reclassifications	8,585	—	(43,785)	(35,200)
Amounts reclassified from accumulated other comprehensive income (loss)	21,774	32,139	8,288	62,201
Net other comprehensive income (loss) for the period	30,359	32,139	(35,497)	27,001

Reclassification pursuant to ASU 2018-02	(7,756)	(90,966)	114,227	15,505

Ending balance, June 30, 2018	($14,874)	($589,926)	($8,842)	($613,642)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended June 30, 2019 and 2018:

	Pension and Other Postretirement Liabilities
	2019	2018
	(In Thousands)
Beginning balance, April 1,	($7,122)	($56,950)
Amounts reclassified from accumulated other comprehensive income (loss)	(969)	(501)
Net other comprehensive income (loss) for the period	(969)	(501)
Ending balance, June 30,	($8,091)	($57,451)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the six months ended June 30, 2019 and 2018:

	Pension and Other Postretirement Liabilities
	2019	2018
	(In Thousands)
Beginning balance, January 1,	($6,153)	($46,400)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,938)	(1,002)
Net other comprehensive income (loss) for the period	(1,938)	(1,002)

Reclassification pursuant to ASU 2018-02	—	(10,049)

Ending balance, June 30,	($8,091)	($57,451)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended June 30, 2019 and 2018 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2019	2018
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$5,589	$2,735	Competitive business operating revenues
Interest rate swaps	(48)	(93)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	5,541	2,642
	(1,164)	(555)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$4,377	$2,087

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,325	$5,424	(a)
Amortization of loss	(18,980)	(24,808)	(a)
Settlement loss	(918)	(406)	(a)
Total amortization	(14,573)	(19,790)
	3,077	4,225	Income taxes
Total amortization (net of tax)	($11,496)	($15,565)

Net unrealized investment gain (loss)
Realized gain (loss)	$2,475	($7,702)	Interest and investment income
	(911)	2,834	Income taxes
Total realized investment gain (loss) (net of tax)	$1,564	($4,868)

Total reclassifications for the period (net of tax)	($5,555)	($18,346)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the six months ended June 30, 2019 and 2018 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2019	2018
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$57,204	($27,347)	Competitive business operating revenues
Interest rate swaps	(97)	(215)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	57,107	(27,562)
	(11,993)	5,788	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$45,114	($21,774)

Pension and other postretirement liabilities
Amortization of prior-service credit	$10,652	$10,850	(a)
Amortization of loss	(37,969)	(49,760)	(a)
Settlement loss	(2,055)	(2,022)	(a)
Total amortization	(29,372)	(40,932)
	6,326	8,793	Income taxes
Total amortization (net of tax)	($23,046)	($32,139)

Net unrealized investment gain (loss)
Realized gain (loss)	$2,216	($13,114)	Interest and investment income
	(816)	4,826	Income taxes
Total realized investment gain (loss) (net of tax)	$1,400	($8,288)

Total reclassifications for the period (net of tax)	$23,468	($62,201)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended June 30, 2019 and 2018 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2019	2018
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,837	$1,934	(a)
Amortization of loss	(526)	(1,256)	(a)
Total amortization	1,311	678
	(342)	(177)	Income taxes
Total amortization (net of tax)	969	501

Total reclassifications for the period (net of tax)	$969	$501

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the six months ended June 30, 2019 and 2018 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2019	2018
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$3,674	$3,868	(a)
Amortization of loss	(1,052)	(2,513)	(a)
Total amortization	2,622	1,355
	(684)	(353)	Income taxes
Total amortization (net of tax)	1,938	1,002

Total reclassifications for the period (net of tax)	$1,938	$1,002

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2023.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2019 was 4.05% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2019.

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  At June 30, 2019, Entergy Corporation had approximately $1,635 million of commercial paper outstanding.  The weighted-average interest rate for the six months ended June 30, 2019 was 2.97%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2019 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2019	Letters of Credit Outstanding as of June 30, 2019
Entergy Arkansas	April 2020	$20 million (b)	3.57%	$—	$—
Entergy Arkansas	September 2023	$150 million (c)	3.57%	$—	$—
Entergy Louisiana	September 2023	$350 million (c)	3.57%	$—	$—
Entergy Mississippi	May 2020	$37.5 million (d)	3.82%	$—	$—
Entergy Mississippi	May 2020	$35 million (d)	3.82%	$—	$—
Entergy Mississippi	May 2020	$10 million (d)	3.82%	$—	$—
Entergy New Orleans	November 2021	$25 million (c)	3.59%	$—	$0.8 million
Entergy Texas	September 2023	$150 million (c)	3.82%	$—	$1.3 million

(a)	The interest rate is the estimated interest rate as of June 30, 2019 that would have been applied to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of June 30, 2019:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of June 30, 2019 (a)
Entergy Arkansas	$25 million	0.70%	$1 million
Entergy Louisiana	$125 million	0.70%	$37.8 million
Entergy Mississippi	$40 million	0.70%	$10.9 million
Entergy New Orleans	$15 million	1.00%	$1 million
Entergy Texas	$50 million	0.70%	$29.5 million

(a)
As of June 30, 2019, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi, $10.2 thousand for Entergy New Orleans, and $2.2 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits for Entergy New Orleans are effective through October 31, 2019. The current FERC-authorized limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy are effective through November 8, 2020. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2019 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$150	$36
Entergy Texas	$200	$169
System Energy	$200	$—

Vermont Yankee Asset Retirement Management, LLC Credit Facility

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Vermont Yankee Asset Retirement Management, LLC, Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in November 2020. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of June 30, 2019, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the six months ended June 30, 2019 was 4.19% on the drawn portion of the facility. See Note 14 to the financial statements in the Form 10-K and Note 16 to the financial statements herein for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs have commercial paper programs in place. Following is a summary as of June 30, 2019:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2019
		(Dollars in Millions)
Entergy Arkansas VIE	September 2021	$80	3.40%	$20.6
Entergy Louisiana River Bend VIE	September 2021	$105	3.40%	$87.5
Entergy Louisiana Waterford VIE	September 2021	$105	3.40%	$79.2
System Energy VIE	September 2021	$120	3.40%	$74.4

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of June 30, 2019 as follows:

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

Debt Issuances and Retirements

(Entergy Arkansas)

In March 2019, Entergy Arkansas issued $350 million of 4.20% Series mortgage bonds due April 2049. Entergy Arkansas is using the proceeds for general corporate purposes.

(Entergy Louisiana)

In March 2019, Entergy Louisiana issued $525 million of 4.20% Series mortgage bonds due April 2050. Entergy Louisiana is using the proceeds, together with other funds, to finance the construction of the Lake Charles Power Station and the St. Charles Power Station, and for general corporate purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(Entergy Mississippi)

In June 2019, Entergy Mississippi issued $300 million of 3.85% Series mortgage bonds due June 2049. Entergy Mississippi used the proceeds to repay, at maturity, its $150 million of 6.64% Series mortgage bonds due July 2019 and for general corporate purposes.

(Entergy Texas)

In January 2019, Entergy Texas issued $300 million of 4.0% Series mortgage bonds due March 2029 and $400 million of 4.5% Series mortgage bonds due March 2039. Entergy Texas used the proceeds to repay, at maturity, its $500 million of 7.125% Series mortgage bonds due February 2019 and for general corporate purposes.

(System Energy)

In March 2019, System Energy issued $134 million of 2.50% Series 2019 revenue refunding bonds due April 2022. The proceeds were used to redeem, prior to maturity, $134 million of 5.875% Series 1998 pollution control revenue refunding bonds due April 2022.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2019 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$17,354,298	$18,126,143
Entergy Arkansas	$3,527,146	$3,523,519
Entergy Louisiana	$7,359,935	$7,892,133
Entergy Mississippi	$1,619,420	$1,680,869
Entergy New Orleans	$478,514	$511,691
Entergy Texas	$1,664,936	$1,786,350
System Energy	$590,646	$571,693

(a)	The fair value excludes lease obligations of $34 million at System Energy and long-term DOE obligations of $189 million at Entergy Arkansas, and include debt due within one year.

(b)	Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2018 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$16,168,312	$15,880,239
Entergy Arkansas	$3,225,759	$3,002,627
Entergy Louisiana	$6,805,768	$6,834,134
Entergy Mississippi	$1,325,750	$1,276,452
Entergy New Orleans	$483,704	$491,569
Entergy Texas	$1,513,735	$1,528,828
System Energy	$630,750	$596,123

(a)	The values exclude the lease obligations of $34 million at System Energy and long-term DOE obligations of $187 million at Entergy Arkansas, and include debt due within one year.

(b)	Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

Entergy granted options on 693,161 shares of its common stock under the 2015 Equity Ownership Plan during the first quarter 2019 with a fair value of $8.32 per option.  As of June 30, 2019, there were options on 2,912,294 shares of common stock outstanding with a weighted-average exercise price of $78.64.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2019.  The aggregate intrinsic value of the stock options outstanding as of June 30, 2019 was $70.8 million.

The following table includes financial information for outstanding stock options for the three months ended June 30, 2019 and 2018:

	2019	2018
	(In Millions)
Compensation expense included in Entergy’s net income	$1.0	$1.1
Tax benefit recognized in Entergy’s net income	$0.3	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.3	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for outstanding stock options for the six months ended June 30, 2019 and 2018:

	2019	2018
	(In Millions)
Compensation expense included in Entergy’s net income	$2.0	$2.2
Tax benefit recognized in Entergy’s net income	$0.5	$0.6
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.6	$0.4

Other Equity Awards

In January 2019, the Board approved and Entergy granted 355,537 restricted stock awards and 180,824 long-term incentive awards under the 2015 Equity Ownership Plan.  The restricted stock awards were made effective as of January 31, 2019 and were valued at $89.19 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period.

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

The following table includes financial information for other outstanding equity awards for the three months ended June 30, 2019 and 2018:

	2019	2018
	(In Millions)
Compensation expense included in Entergy’s net income	$8.4	$8.7
Tax benefit recognized in Entergy’s net income	$2.2	$2.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$2.9	$2.5

The following table includes financial information for other outstanding equity awards for the six months ended June 30, 2019 and 2018:

	2019	2018
	(In Millions)
Compensation expense included in Entergy’s net income	$17.2	$17.5
Tax benefit recognized in Entergy’s net income	$4.4	$4.4
Compensation cost capitalized as part of fixed assets and materials and supplies	$5.8	$4.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the second quarters of 2019 and 2018, included the following components:

	2019	2018
	(In Thousands)
Service cost - benefits earned during the period	$33,606	$38,752
Interest cost on projected benefit obligation	73,912	66,854
Expected return on assets	(103,859)	(110,535)
Amortization of prior service cost	—	99
Amortization of net loss	58,420	68,526
Settlement charges	162	—
Net pension costs	$62,241	$63,696

Entergy’s qualified pension cost, including amounts capitalized, for the six months ended June 30, 2019 and 2018, included the following components:

	2019	2018
	(In Thousands)
Service cost - benefits earned during the period	$67,213	$77,504
Interest cost on projected benefit obligation	147,853	133,708
Expected return on assets	(207,743)	(221,070)
Amortization of prior service cost	—	198
Amortization of net loss	116,838	137,052
Settlement charges	1,299	—
Net pension costs	$125,460	$127,392

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the second quarters of 2019 and 2018, included the following components:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$5,261	$7,284	$1,629	$569	$1,350	$1,550
Interest cost on projected benefit obligation	14,175	15,882	4,068	1,874	3,612	3,363
Expected return on assets	(20,176)	(22,652)	(5,968)	(2,697)	(5,862)	(4,677)
Amortization of net loss	11,841	11,643	3,105	1,530	2,334	2,850
Net pension cost	$11,101	$12,157	$2,834	$1,276	$1,434	$3,086

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,189	$8,446	$1,822	$673	$1,589	$1,776
Interest cost on projected benefit obligation	13,004	14,940	3,769	1,813	3,348	3,227
Expected return on assets	(21,851)	(24,809)	(6,502)	(2,993)	(6,523)	(4,991)
Amortization of net loss	13,412	14,450	3,610	1,954	2,626	3,715
Net pension cost	$10,754	$13,027	$2,699	$1,447	$1,040	$3,727

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the six months ended June 30, 2019 and 2018, included the following components:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$10,522	$14,568	$3,258	$1,138	$2,700	$3,100
Interest cost on projected benefit obligation	28,350	31,764	8,136	3,748	7,224	6,727
Expected return on assets	(40,352)	(45,304)	(11,936)	(5,393)	(11,724)	(9,354)
Amortization of net loss	23,682	23,286	6,209	3,059	4,668	5,700
Net pension cost	$22,202	$24,314	$5,667	$2,552	$2,868	$6,173

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$12,378	$16,892	$3,644	$1,346	$3,178	$3,552
Interest cost on projected benefit obligation	26,008	29,880	7,538	3,626	6,696	6,454
Expected return on assets	(43,702)	(49,618)	(13,004)	(5,986)	(13,046)	(9,982)
Amortization of net loss	26,824	28,900	7,220	3,908	5,252	7,430
Net pension cost	$21,508	$26,054	$5,398	$2,894	$2,080	$7,454

Non-Qualified Net Pension Cost

Entergy recognized $7.6 million and $6.6 million in pension cost for its non-qualified pension plans in the second quarters of 2019 and 2018, respectively. Reflected in the pension cost for non-qualified pension plans in the second quarters of 2019 and 2018 were settlement charges of $3.7 million and $2.4 million, respectively, related to the payment of lump sum benefits out of the plan. Entergy recognized $11.6 million and $15.5 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2019 and 2018, respectively. Reflected in the pension cost for non-qualified pension plans for the six months ended June 30, 2019 and 2018 were settlement charges of $3.7 million and $6.8 million, respectively, related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the second quarters of 2019 and 2018:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2019	$71	$41	$113	$6	$122
2018	$122	$46	$77	$21	$270

Reflected in Entergy Mississippi’s non-qualified pension costs in the second quarter of 2019 were settlement charges of $40 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Arkansas’s non-qualified pension costs in the second quarter of 2018 were settlement charges of $10 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs in the second quarter of 2018 were settlement charges of $139 thousand related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the six months ended June 30, 2019 and 2018:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2019	$144	$84	$188	$11	$246
2018	$254	$96	$157	$42	$407

Reflected in Entergy Mississippi’s non-qualified pension costs for the six months ended June 30, 2019 were settlement charges of $40 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Arkansas’s non-qualified pension costs for the six months ended June 30, 2018 were settlement charges of $22 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs for the six months ended June 30, 2018 were settlement charges of $139 thousand related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the second quarters of 2019 and 2018, included the following components:

	2019	2018
	(In Thousands)
Service cost - benefits earned during the period	$4,675	$6,782
Interest cost on accumulated postretirement benefit obligation (APBO)	11,975	12,681
Expected return on assets	(9,562)	(10,373)
Amortization of prior service credit	(8,844)	(9,251)
Amortization of net loss	358	3,432
Net other postretirement benefit cost (income)	($1,398)	$3,271

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2019 and 2018, included the following components:

	2019	2018
	(In Thousands)
Service cost - benefits earned during the period	$9,350	$13,564
Interest cost on accumulated postretirement benefit obligation (APBO)	23,950	25,362
Expected return on assets	(19,124)	(20,746)
Amortization of prior service credit	(17,688)	(18,502)
Amortization of net loss	716	6,864
Net other postretirement benefit cost (income)	($2,796)	$6,542

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for second quarters of 2019 and 2018, included the following components:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$591	$1,160	$262	$92	$236	$243
Interest cost on APBO	1,807	2,666	670	395	854	476
Expected return on assets	(3,991)	—	(1,199)	(1,237)	(2,276)	(697)
Amortization of prior service credit	(1,238)	(1,837)	(439)	(171)	(561)	(363)
Amortization of net (gain) loss	144	(174)	181	58	121	89
Net other postretirement benefit cost (income)	($2,687)	$1,815	($525)	($863)	($1,626)	($252)

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$793	$1,556	$321	$129	$330	$306
Interest cost on APBO	1,997	2,789	683	417	939	500
Expected return on assets	(4,342)	—	(1,303)	(1,313)	(2,446)	(783)
Amortization of prior service credit	(1,278)	(1,934)	(456)	(186)	(579)	(378)
Amortization of net loss	289	388	377	34	206	233
Net other postretirement benefit cost (income)	($2,541)	$2,799	($378)	($919)	($1,550)	($122)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the six months ended June 30, 2019 and 2018, included the following components:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,182	$2,320	$524	$184	$472	$486
Interest cost on APBO	3,614	5,332	1,340	790	1,708	952
Expected return on assets	(7,982)	—	(2,398)	(2,474)	(4,552)	(1,394)
Amortization of prior service credit	(2,476)	(3,674)	(878)	(342)	(1,122)	(726)
Amortization of net (gain) loss	288	(348)	362	116	242	178
Net other postretirement benefit cost (income)	($5,374)	$3,630	($1,050)	($1,726)	($3,252)	($504)

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,586	$3,112	$642	$258	$660	$612
Interest cost on APBO	3,994	5,578	1,366	834	1,878	1,000
Expected return on assets	(8,684)	—	(2,606)	(2,626)	(4,892)	(1,566)
Amortization of prior service credit	(2,556)	(3,868)	(912)	(372)	(1,158)	(756)
Amortization of net loss	578	776	754	68	412	466
Net other postretirement benefit cost (income)	($5,082)	$5,598	($756)	($1,838)	($3,100)	($244)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the second quarters of 2019 and 2018:

2019	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,375	($50)	$5,325
Amortization of net gain (loss)	(18,736)	308	(552)	(18,980)
Settlement loss	(162)	—	(756)	(918)
	($18,898)	$5,683	($1,358)	($14,573)
Entergy Louisiana
Amortization of prior service credit	$—	$1,837	$—	$1,837
Amortization of net gain (loss)	(699)	174	(1)	(526)
	($699)	$2,011	($1)	$1,311

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	($99)	$5,594	($71)	$5,424
Amortization of net loss	(21,957)	(1,933)	(918)	(24,808)
Settlement loss	—	—	(406)	(406)
	($22,056)	$3,661	($1,395)	($19,790)
Entergy Louisiana
Amortization of prior service credit	$—	$1,934	$—	$1,934
Amortization of net loss	(867)	(387)	(2)	(1,256)
	($867)	$1,547	($2)	$678

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the six months ended June 30, 2019 and 2018:

2019	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$10,750	($98)	$10,652
Amortization of net gain (loss)	(37,470)	615	(1,114)	(37,969)
Settlement loss	(1,299)	—	(756)	(2,055)
	($38,769)	$11,365	($1,968)	($29,372)
Entergy Louisiana
Amortization of prior service credit	$—	$3,674	$—	$3,674
Amortization of net gain (loss)	(1,397)	348	(3)	(1,052)
	($1,397)	$4,022	($3)	$2,622

2018	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	($198)	$11,189	($141)	$10,850
Amortization of net loss	(43,914)	(3,865)	(1,981)	(49,760)
Settlement loss	—	—	(2,022)	(2,022)
	($44,112)	$7,324	($4,144)	($40,932)
Entergy Louisiana
Amortization of prior service credit	$—	$3,868	$—	$3,868
Amortization of net loss	(1,734)	(775)	(4)	(2,513)
	($1,734)	$3,093	($4)	$1,355

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $176.9 million to its qualified pension plans in 2019.  As of June 30, 2019, Entergy had contributed $65.5 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2019 pension contributions	$27,112	$26,451	$7,701	$1,800	$1,645	$8,285
Pension contributions made through June 2019	$9,338	$10,093	$2,671	$674	$739	$2,944
Remaining estimated pension contributions to be made in 2019	$17,774	$16,358	$5,030	$1,126	$906	$5,341

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of June 30, 2019 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the second quarters of 2019 and 2018 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2019
Operating revenues	$2,376,437	$289,783	$2	($13)	$2,666,209
Income taxes	$21,150	($9,290)	($10,402)	$—	$1,458
Consolidated net income (loss)	$334,752	($25,382)	($36,939)	($31,898)	$240,533
2018
Operating revenues	$2,360,208	$308,602	$—	($40)	$2,668,770
Income taxes	($240,324)	($30,144)	($10,128)	$—	($280,596)
Consolidated net income (loss)	$378,394	($56,337)	($41,299)	($31,898)	$248,860

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the six months ended June 30, 2019 and 2018 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2019
Operating revenues	$4,552,419	$723,394	$2	($23)	$5,275,792
Income taxes	$9,586	$56,618	($21,975)	$—	$44,229
Consolidated net income (loss)	$568,900	$71,697	($77,620)	($63,797)	$499,180
Total assets as of June 30, 2019	$47,297,832	$5,211,771	$493,962	($2,437,820)	$50,565,745
2018
Operating revenues	$4,665,197	$727,526	$—	($73)	$5,392,650
Income taxes	($188,100)	($31,222)	($17,611)	$—	($236,933)
Consolidated net income (loss)	$596,333	($74,116)	($73,361)	($63,797)	$385,059
Total assets as of December 31, 2018	$44,777,167	$5,459,275	$733,366	($2,694,742)	$48,275,066

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

Total restructuring charges for the second quarters of 2019 and 2018 were comprised of the following:

	2019			2018
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of April 1,	$213	$14	$227	$109	$14	$123
Restructuring costs accrued	22	—	22	34	—	34
Cash paid out	54	—	54	—	—	—
Balance as of June 30,	$181	$14	$195	$143	$14	$157

In addition, Entergy Wholesale Commodities incurred $16 million in the second quarter 2019 and $69 million in the second quarter 2018 of impairment and other related charges associated with these strategic decisions and transactions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total restructuring charges for the six months ended June 30, 2019 and 2018 were comprised of the following:

	2019			2018
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$179	$14	$193	$83	$14	$97
Restructuring costs accrued	56	—	56	60	—	60
Cash paid out	54	—	54	—	—	—
Balance as of June 30,	$181	$14	$195	$143	$14	$157

In addition, Entergy Wholesale Commodities incurred $90 million in the six months ended June 30, 2019 and $142 million in the six months ended June 30, 2018 of impairment and other related charges associated with these strategic decisions and transactions.

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses associated with management’s strategy to exit the merchant power business of approximately $120 million in 2019, of which $56 million has been incurred as of June 30, 2019, and a total of approximately $120 million from 2020 through mid-2022.

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at June 30, 2019 is approximately 1.75 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 98% for the remainder of 2019, of which approximately 72% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2019 is 12.1 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of June 30, 2019, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $13 million in cash collateral were required to be posted by the Entergy subsidiary

Entergy Corporation and Subsidiaries
Notes to Financial Statements

to its counterparties and $2 million in cash and $51 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2018, derivative contracts with six counterparties were in a liability position (approximately $34 million total). In addition to the corporate guarantee, $19 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of June 30, 2019 is 4.75 years for Entergy Louisiana and the maximum length of time over which Entergy has executed natural gas swaps as of June 30, 2019 is 9 months for Entergy Mississippi. The total volume of natural gas swaps and options outstanding as of June 30, 2019 is 41,300,000 MMBtu for Entergy, including 34,720,000 MMBtu for Entergy Louisiana and 6,580,000 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2019, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2019 through May 31, 2020. Financial transmission rights are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of June 30, 2019 is 110,968 GWh for Entergy, including 25,480 GWh for Entergy Arkansas, 50,209 GWh for Entergy Louisiana, 14,072 GWh for Entergy Mississippi, 5,160 GWh for Entergy New Orleans, and 15,608 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of June 30, 2019 and December 31, 2018. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of June 30, 2019 and Entergy Mississippi and Entergy Texas as of December 31, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of June 30, 2019 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$51	($2)	$49	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$21	($2)	$19	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$3	($3)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$8	($3)	$5	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$1	$—	$1	Utility
Financial transmission rights	Prepayments and other	$31	($2)	$29	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$3	($3)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$2	($1)	$1	Entergy Wholesale Commodities
Natural gas swaps and options	Other current liabilities (current portion)	$5	$—	$5	Utility
Natural gas swaps and options	Other non-current liabilities (non-current portion)	$1	$—	$1	Utility

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)
Excludes cash collateral in the amount of $2 million held and $13 million posted as of June 30, 2019 and $19 million posted as of December 31, 2018. Also excludes letters of credit in the amount of $51 million held and $2 million posted as of June 30, 2019 and $4 million posted as of December 31, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended June 30, 2019 and 2018 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2019
Electricity swaps and options	$126	Competitive businesses operating revenues	$6

2018
Electricity swaps and options	($80)	Competitive businesses operating revenues	$3

(a)	Before taxes of $1 million and $1 million for the three months ended June 30, 2019 and 2018, respectively

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the six months ended June 30, 2019 and 2018 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2019
Electricity swaps and options	$152	Competitive businesses operating revenues	$57

2018
Electricity swaps and options	$11	Competitive businesses operating revenues	($27)

(a)	Before taxes of $12 million and ($6) million for the six months ended June 30, 2019 and 2018, respectively

Prior to the adoption of ASU 2017-12, Entergy measured its hedges for ineffectiveness. Any ineffectiveness was recognized in earnings during the period. The ineffective portion of cash flow hedges was recorded in competitive businesses operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended June 30, 2018 was ($15) million. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the six months ended June 30, 2018 was ($2) million.

Based on market prices as of June 30, 2019, unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled $67 million of net unrealized losses.  Approximately $48 million is expected to be reclassified from accumulated other comprehensive income to operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2019 and 2018 are as follows:

Instrument	Amount of gain (loss) recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2019
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($6)
Financial transmission rights	$—		Purchased power expense	(b)	$32
Electricity swaps and options	$—	(c)	Competitive business operating revenues		($2)

2018
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$6
Financial transmission rights	$—		Purchased power expense	(b)	$41
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2019 and 2018 are as follows:

Instrument	Amount of gain (loss) recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2019
Natural gas swaps and options	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($7)
Financial transmission rights	$—		Purchased power expense	(b)	$53
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$3

2018
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$6
Financial transmission rights	$—		Purchased power expense	(b)	$73
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$1

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of June 30, 2019 are shown in the table below. Certain investments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$0.1	$—	$0.1	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$1.4	$—	$1.4	Entergy Louisiana

Financial transmission rights	Prepayments and other	$8.3	($0.1)	$8.2	Entergy Arkansas
Financial transmission rights	Prepayments and other	$15.9	($0.3)	$15.6	Entergy Louisiana
Financial transmission rights	Prepayments and other	$2.8	$—	$2.8	Entergy Mississippi
Financial transmission rights	Prepayments and other	$2.1	($0.1)	$2.0	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.1	($1.5)	$0.6	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$1.9	$—	$1.9	Entergy Louisiana
Natural gas swaps and options	Other non-current liabilities	$0.7	$—	$0.7	Entergy Louisiana
Natural gas swaps	Other current liabilities	$3.1	$—	$3.1	Entergy Mississippi

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets

(d)
As of June 30, 2019, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi, $10.2 thousand for Entergy New Orleans, and $2.2 million for Entergy Texas. As of December 31, 2018, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi, and $4.1 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended June 30, 2019 and 2018 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2019
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.5)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$3.6	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$17.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$2.2	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.7	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$7.8	(b)	Entergy Texas

2018
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.9	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.9	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$2.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$25.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$9.8	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$5.2	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	($1.8)	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the six months ended June 30, 2019 and 2018 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2019
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($1.9)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.2)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.2	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$12.0	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$26.5	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$3.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$8.1	(b)	Entergy Texas

2018
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.9	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.7	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$10.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$43.4	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$17.6	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$8.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	($5.3)	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

On a daily basis, the Business Unit Risk Control group calculates the mark-to-market for electricity swaps and options.  The Business Unit Risk Control group also validates forward market prices by comparing them to other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available and compared with other sources of market implied volatilities.  Moreover, on a quarterly basis, the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit and liquidity effects are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$575	$—	$—	$575
Decommissioning trust funds (a):
Equity securities	1,293	—	—	1,293
Debt securities	1,630	1,783	—	3,413
Common trusts (b)				2,363
Power contracts	—	—	73	73
Securitization recovery trust account	39	—	—	39
Escrow accounts	408	—	—	408
Gas hedge contracts	—	1	—	1
Financial transmission rights	—	—	29	29
	$3,945	$1,784	$102	$8,194

Liabilities:
Power contracts	$—	$—	$1	$1
Gas hedge contracts	5	1	—	6
	$5	$1	$1	$7

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$424	$—	$—	$424
Decommissioning trust funds (a):
Equity securities	1,686	—	—	1,686
Debt securities	1,259	1,625	—	2,884
Common trusts (b)				2,350
Power contracts	—	—	3	3
Securitization recovery trust account	51	—	—	51
Escrow accounts	403	—	—	403
Gas hedge contracts	—	2	—	2
Financial transmission rights	—	—	15	15
	$3,823	$1,627	$18	$7,818
Liabilities:
Power contracts	$—	$—	$34	$34
Gas hedge contracts	1	—	—	1
	$1	$—	$34	$35

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2019 and 2018:

	2019		2018
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of April 1,	($46)	$5	$75	$8
Total gains (losses) for the period (a)
Included in earnings	(2)	—	(15)	—
Included in other comprehensive income	126	—	(80)	—
Included as a regulatory liability/asset	—	21	—	28
Issuances of financial transmission rights	—	35	—	46
Settlements	(6)	(32)	(5)	(41)
Balance as of June 30,	$72	$29	($25)	$41

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $1.4 million for the three months ended June 30, 2019 and ($0.8) million for the three months ended June 30, 2018.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2019 and 2018:

	2019		2018
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	($31)	$15	($65)	$21
Total gains (losses) for the period (a)
Included in earnings	3	—	(1)	(1)
Included in other comprehensive income	152	—	11	—
Included as a regulatory liability/asset	—	32	—	48
Issuances of financial transmission rights	—	35	—	46
Settlements	(52)	(53)	30	(73)
Balance as of June 30,	$72	$29	($25)	$41

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($3.5) million for the six months ended June 30, 2019 and ($0.7) million for the six months ended June 30, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of June 30, 2019:

Transaction Type	Fair Value as of June 30, 2019	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	$72	Unit contingent discount	+/-	4% - 4.75%	$6 - $7

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$29.1	$—	$—	$29.1
Decommissioning trust funds (a):
Equity securities	5.1	—	—	5.1
Debt securities	107.5	294.1	—	401.6
Common trusts (b)				625.1
Securitization recovery trust account	3.8	—	—	3.8
Financial transmission rights	—	—	8.2	8.2
	$145.5	$294.1	$8.2	$1,072.9

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$4.0	$—	$—	$4.0
Debt securities	94.8	286.5	—	381.3
Common trusts (b)				526.7
Securitization recovery trust account	4.7	—	—	4.7
Financial transmission rights	—	—	3.4	3.4
	$103.5	$286.5	$3.4	$920.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$44.5	$—	$—	$44.5
Decommissioning trust funds (a):
Equity securities	8.6	—	—	8.6
Debt securities	191.3	385.0	—	576.3
Common trusts (b)				876.2
Escrow accounts	292.9	—	—	292.9
Securitization recovery trust account	3.2	—	—	3.2
Gas hedge contracts	0.1	1.4	—	1.5
Financial transmission rights	—	—	15.6	15.6
	$540.6	$386.4	$15.6	$1,818.8

Liabilities:
Gas hedge contracts	$1.9	$0.7	$—	$2.6

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$43.1	$—	$—	$43.1
Decommissioning trust funds (a):
Equity securities	13.3	—	—	13.3
Debt securities	162.0	370.9	—	532.9
Common trusts (b)				738.8
Escrow accounts	289.5	—	—	289.5
Securitization recovery trust account	3.6	—	—	3.6
Gas hedge contracts	—	1.9	—	1.9
Financial transmission rights	—	—	8.3	8.3
	$511.5	$372.8	$8.3	$1,631.4

Liabilities:
Gas hedge contracts	$0.7	$0.4	$—	$1.1

Entergy Mississippi

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$123.7	$—	$—	$123.7
Escrow accounts	32.8	—	—	32.8
Financial transmission rights	—	—	2.8	2.8
	$156.5	$—	$2.8	$159.3

Liabilities:
Gas hedge contracts	$3.1	$—	$—	$3.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$36.9	$—	$—	$36.9
Escrow accounts	32.4	—	—	32.4
Financial transmission rights	—	—	2.2	2.2
	$69.3	$—	$2.2	$71.5

Entergy New Orleans

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$1.5	$—	$—	$1.5
Escrow accounts	81.8	—	—	81.8
Financial transmission rights	—	—	2.0	2.0
	$83.3	$—	$2.0	$85.3

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$19.7	$—	$—	$19.7
Securitization recovery trust account	2.2	—	—	2.2
Escrow accounts	80.9	—	—	80.9
Financial transmission rights	—	—	1.3	1.3
	$102.8	$—	$1.3	$104.1

Liabilities:
Gas hedge contracts	$0.1	$—	$—	$0.1

Entergy Texas

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$30.2	$—	$—	$30.2
Financial transmission rights	—	—	0.6	0.6
	$30.2	$—	$0.6	$30.8

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$40.2	$—	$—	$40.2

Liabilities:
Financial transmission rights	$—	$—	$0.5	$0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$82.9	$—	$—	$82.9
Decommissioning trust funds (a):
Equity securities	5.2	—	—	5.2
Debt securities	229.9	156.7	—	386.6
Common trusts (b)				595.0
	$318.0	$156.7	$—	$1,069.7

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$95.6	$—	$—	$95.6
Decommissioning trust funds (a):
Equity securities	4.4	—	—	4.4
Debt securities	224.5	139.7	—	364.2
Common trusts (b)				500.9
	$324.5	$139.7	$—	$965.1

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2019.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$1.1	$2.8	$0.7	$0.5	($0.3)
Issuances of financial transmission rights	9.6	18.7	3.9	2.7	0.1
Gains included as a regulatory liability/asset	1.1	11.8	0.4	(0.5)	8.6
Settlements	(3.6)	(17.7)	(2.2)	(0.7)	(7.8)
Balance as of June 30,	$8.2	$15.6	$2.8	$2.0	$0.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2018.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$1.8	$3.4	$0.9	$0.7	$1.4
Issuances of financial transmission rights	11.8	20.0	4.5	3.7	6.1
Gains included as a regulatory liability/asset	(1.0)	20.6	8.8	3.8	(4.6)
Settlements	(2.1)	(25.8)	(9.8)	(5.2)	1.8
Balance as of June 30,	$10.5	$18.2	$4.4	$3.0	$4.7

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2019.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$3.4	$8.3	$2.2	$1.3	($0.5)
Issuances of financial transmission rights	9.6	18.7	3.9	2.7	0.1
Gains (losses) included as a regulatory liability/asset	7.2	15.1	—	0.6	9.1
Settlements	(12.0)	(26.5)	(3.3)	(2.6)	(8.1)
Balance as of June 30,	$8.2	$15.6	$2.8	$2.0	$0.6

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2018.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$3.0	$10.2	$2.1	$2.2	$3.4
Issuances of financial transmission rights	11.8	20.0	4.5	3.7	6.1
Gains (losses) included as a regulatory liability/asset	5.8	31.4	15.4	5.5	(10.1)
Settlements	(10.1)	(43.4)	(17.6)	(8.4)	5.3
Balance as of June 30,	$10.5	$18.2	$4.4	$3.0	$4.7

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

As discussed in Note 16 to the financial statements herein and Note 14 to the financial statements in the Form 10-K, in January 2019, Entergy completed the transfer of the Vermont Yankee plant to NorthStar. As part of the transaction, Entergy transferred the Vermont Yankee decommissioning trust fund to NorthStar. As of December 31, 2018, the fair value of the decommissioning trust fund was $532 million.

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

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2019 on equity securities still held as of June 30, 2019 were $7 million and $278 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of June 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities (a)	$2,914	$92	$2

2018
Debt Securities (a)	$2,495	$19	$35

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
Debt securities presented herein do not include the $499 million and $389 million of debt securities held in the wholly-owned registered investment company as of June 30, 2019 and December 31, 2018, respectively, which are not accounted for as available-for-sale.

The unrealized gains/(losses) above are reported before deferred taxes of $15 million as of June 30, 2019 and ($1) million as of December 31, 2018 for debt securities. The amortized cost of available-for-sale debt securities was $2,849 million as of June 30, 2019 and $2,511 million as of December 31, 2018.  As of June 30, 2019, available-for-sale debt securities have an average coupon rate of approximately 3.15%, an average duration of approximately 5.33 years, and an average maturity of approximately 8.51 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$163	$—
More than 12 months	180	2
Total	$343	$2

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$652	$9
More than 12 months	782	26
Total	$1,434	$35

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$226	$199
1 year - 5 years	1,342	1,066
5 years - 10 years	654	544
10 years - 15 years	64	77
15 years - 20 years	91	78
20 years+	537	531
Total	$2,914	$2,495

During the three months ended June 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $361 million and $710 million, respectively.  During the three months ended June 30, 2019 and 2018, gross gains of $6 million and $1 million, respectively, and gross losses of $1 million and $15 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the six months ended June 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $726 million and $1,801 million, respectively.  During the six months ended June 30, 2019 and 2018, gross gains of $8 million and $2 million, respectively, and gross losses of $3 million and $22 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of June 30, 2019 are $525 million for Indian Point 1, $664 million for Indian Point 2, $876 million for Indian Point 3, $489 million for Palisades, and $1,035 million for Pilgrim. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2018 are $471 million for Indian Point 1, $598 million for Indian Point 2, $781 million for Indian Point 3, $444 million for Palisades, $1,028 million for Pilgrim, and $532 million for Vermont Yankee. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities	$401.6	$8.8	$0.5

2018
Debt Securities	$381.3	$0.6	$8.2

The amortized cost of available-for-sale debt securities was $393.2 million as of June 30, 2019 and $389 million as of December 31, 2018.  As of June 30, 2019, available-for-sale debt securities have an average coupon rate of approximately 2.75%, an average duration of approximately 4.76 years, and an average maturity of approximately 7.22 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2019 on equity securities still held as of June 30, 2019 were $23 million and $93.8 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.5	$—
More than 12 months	52.7	0.5
Total	$53.2	$0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$65.8	$0.5
More than 12 months	231.1	7.7
Total	$296.9	$8.2

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$59.5	$32.5
1 year - 5 years	143.2	170.3
5 years - 10 years	129.0	114.0
10 years - 15 years	11.1	10.3
15 years - 20 years	9.7	8.1
20 years+	49.1	46.1
Total	$401.6	$381.3

During the three months ended June 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $22.3 million and $86.5 million, respectively.  During the three months ended June 30, 2019 and 2018, gross gains of $0.1 million and $0.01 million, respectively, and gross losses of $18 thousand and $2.3 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $33.2 million and $121.4 million, respectively.  During the six months ended June 30, 2019 and 2018, gross gains of $0.1 million and $0.1 million, respectively, and gross losses of $0.1 million and $2.4 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities	$576.3	$26.6	$0.3

2018
Debt Securities	$532.9	$4.1	$6.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of available-for-sale debt securities was $550 million as of June 30, 2019 and $534.8 million as of December 31, 2018.  As of June 30, 2019, the available-for-sale debt securities have an average coupon rate of approximately 3.87%, an average duration of approximately 6.46 years, and an average maturity of approximately 12.99 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2019 on equity securities still held as of June 30, 2019 were $32.3 million and $131.1 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$5.0	$—
More than 12 months	31.7	0.3
Total	$36.7	$0.3

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$170.1	$2.1
More than 12 months	145.8	3.9
Total	$315.9	$6.0

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$52.5	$31.1
1 year - 5 years	128.7	130.5
5 years - 10 years	134.4	111.0
10 years - 15 years	27.6	29.0
15 years - 20 years	44.3	37.1
20 years+	188.8	194.2
Total	$576.3	$532.9

During the three months ended June 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $39.5 million and $43.9 million, respectively.  During the three months ended June 30, 2019 and 2018, gross gains of $1.4 million and $0.01 million, respectively, and gross losses of $0.05 million and $0.4 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the six months ended June 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $95.7 million and $169.4 million, respectively.  During the six months ended June 30, 2019 and 2018, gross gains of $1.7 million and $0.5 million, respectively, and gross losses of $0.2 million and $1.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities	$386.6	$14.1	$0.2

2018
Debt Securities	$364.2	$2.9	$5.8

The amortized cost of available-for-sale debt securities was $372.7 million as of June 30, 2019 and $367.1 million as of December 31, 2018.  As of June 30, 2019, available-for-sale debt securities have an average coupon rate of approximately 2.98%, an average duration of approximately 6.56 years, and an average maturity of approximately 9.13 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2019 on equity securities still held as of June 30, 2019 were $21.8 million and $89.2 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$42.6	$0.1
More than 12 months	14.1	0.1
Total	$56.7	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$89.7	$2.4
More than 12 months	79.8	3.4
Total	$169.5	$5.8

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$11.3	$22.8
1 year - 5 years	197.6	188.0
5 years - 10 years	90.5	73.4
10 years - 15 years	1.7	5.2
15 years - 20 years	3.2	10.2
20 years+	82.3	64.6
Total	$386.6	$364.2

During the three months ended June 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $87.7 million and $145.2 million, respectively.  During the three months ended June 30, 2019 and 2018, gross gains of $1.5 million and $0.2 million, respectively, and gross losses of $0.3 million and $3.9 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $129.8 million and $199.4 million, respectively.  During the six months ended June 30, 2019 and 2018, gross gains of $1.9 million and $0.3 million, respectively, and gross losses of $0.4 million and $4.5 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses
Entergy evaluates the available-for-sale debt securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and six months ended June 30, 2019 and 2018.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.

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

Tax Cuts and Jobs Act

During the second quarter 2018, Registrant Subsidiaries began returning unprotected excess accumulated deferred income taxes, associated with the effects of the Tax Cuts and Jobs Act, to their customers through rate riders and other means approved by their respective regulatory commissions. Return of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This has a significant effect on the effective tax rate for the period as compared to the statutory tax rate. The return of unprotected excess accumulated deferred income taxes reduced the Registrant Subsidiaries’ regulatory liability for income taxes for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Millions)
Entergy Arkansas	$25	$108	$57	$108
Entergy Louisiana	7	31	14	31
Entergy Mississippi	—	129	—	129
Entergy New Orleans	2	—	2	—
Entergy Texas	20	—	42	—
System Entergy	7	11	7	11

Other Tax Matters

In April 2019 the state of Arkansas enacted corporate income tax law changes that phase in an Arkansas tax rate reduction from the current rate of 6.5% to 6.2% in 2021 and 5.9% in 2022.  The rate reduction will eventually reduce Entergy Arkansas’s combined federal and state applicable tax rate by less than 0.5% once fully adopted.  As a result of the rate reduction, Entergy Arkansas recorded a regulatory liability for income taxes of approximately $25 million which includes a tax gross-up related to the treatment of income taxes in the ratemaking formula. The Arkansas tax law enactment also phases in an increase to the net operating loss carryover period from five to ten years.

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

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2019 are $292 million for Entergy, $37.9 million for Entergy Arkansas, $71.3 million for Entergy Louisiana, $10.8 million for Entergy Mississippi, $9.9 million for Entergy New Orleans, $52.4 million for Entergy Texas, and $19.7 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2018 are $311 million for Entergy, $35.7 million for Entergy Arkansas, $104.6 million for Entergy Louisiana, $13.6 million for Entergy Mississippi, $5.8 million for Entergy New Orleans, $55.6 million for Entergy Texas, and $26.3 million for System Energy.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in the six months ended June 30, 2019 and in the six months ended June 30, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 13.  REVENUE RECOGNITION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended June 30, 2019 and 2018 are as follows:

	2019	2018
	(In Thousands)
Utility:
Residential	$770,373	$768,710
Commercial	595,025	581,899
Industrial	641,733	624,818
Governmental	57,623	56,823
Total billed retail	2,064,754	2,032,250

Sales for resale (a)	75,318	69,212
Other electric revenues (b)	195,952	219,391
Non-customer revenues (c)	9,703	9,372
Total electric revenues	2,345,727	2,330,225

Natural gas	30,699	29,943

Entergy Wholesale Commodities:
Competitive businesses sales (a)	280,398	331,562
Non-customer revenues (c)	9,385	(22,960)
Total competitive businesses	289,783	308,602

Total operating revenues	$2,666,209	$2,668,770

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s total revenues for the six months ended June 30, 2019 and 2018 are as follows:

	2019	2018
	(In Thousands)
Utility:
Residential	$1,572,911	$1,660,795
Commercial	1,149,082	1,177,620
Industrial	1,242,734	1,222,004
Governmental	110,584	113,301
Total billed retail	4,075,311	4,173,720

Sales for resale (a)	159,753	138,738
Other electric revenues (b)	211,422	246,822
Non-customer revenues (c)	20,265	19,206
Total electric revenues	4,466,751	4,578,486

Natural gas	85,647	86,638

Entergy Wholesale Commodities:
Competitive businesses sales (a)	640,869	740,697
Non-customer revenues (c)	82,525	(13,171)
Total competitive businesses	723,394	727,526

Total operating revenues	$5,275,792	$5,392,650

The Registrant Subsidiaries’ total revenues for the three months ended June 30, 2019 and 2018 were as follows:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$157,714	$290,366	$116,801	$58,621	$146,871
Commercial	125,555	232,134	102,275	53,981	81,080
Industrial	118,913	384,919	38,739	8,490	90,672
Governmental	4,971	17,925	10,521	18,984	5,222
Total billed retail	407,153	925,344	268,336	140,076	323,845

Sales for resale (a)	74,501	83,208	4,994	8,579	14,772
Other electric revenues (b)	58,209	80,307	26,982	7,263	24,656
Non-customer revenues (c)	3,066	5,400	2,425	1,234	307
Total electric revenues	542,929	1,094,259	302,737	157,152	363,580

Natural gas	—	12,058	—	18,641	—

Total operating revenues	$542,929	$1,106,317	$302,737	$175,793	$363,580

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$159,130	$267,915	$132,730	$58,232	$150,703
Commercial	93,741	221,740	117,351	54,524	94,544
Industrial	97,973	368,678	46,129	9,267	102,771
Governmental	3,766	16,705	11,452	18,448	6,452
Total billed retail	354,610	875,038	307,662	140,471	354,470

Sales for resale (a)	53,195	111,801	11,776	6,190	25,177
Other electric revenues (b)	84,102	70,027	31,696	11,623	23,468
Non-customer revenues (c)	2,698	4,823	2,555	1,318	371
Total electric revenues	494,605	1,061,689	353,689	159,602	403,486

Natural gas	—	11,099	—	18,844	—

Total operating revenues	$494,605	$1,072,788	$353,689	$178,446	$403,486

The Registrant Subsidiaries’ total revenues for the six months ended June 30, 2019 and 2018 were as follows:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$367,581	$554,431	$245,610	$110,697	$294,592
Commercial	250,133	438,912	200,189	99,723	160,125
Industrial	240,491	731,598	76,436	15,740	178,470
Governmental	9,869	34,817	20,557	34,886	10,455
Total billed retail	868,074	1,759,758	542,792	261,046	643,642

Sales for resale (a)	154,085	167,164	9,808	18,803	31,548
Other electric revenues (b)	60,514	92,746	27,387	5,556	28,153
Non-customer revenues (c)	6,068	11,284	4,994	2,630	711
Total electric revenues	1,088,741	2,030,952	584,981	288,035	704,054

Natural gas	—	34,695	—	50,952	—

Total operating revenues	$1,088,741	$2,065,647	$584,981	$338,987	$704,054

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$394,654	$563,433	$281,073	$122,807	$298,828
Commercial	214,375	446,667	227,811	108,796	179,971
Industrial	209,450	721,014	88,629	16,838	186,073
Governmental	8,414	34,015	22,300	36,139	12,433
Total billed retail	826,893	1,765,129	619,813	284,580	677,305

Sales for resale (a)	119,299	201,056	13,769	19,527	48,538
Other electric revenues (b)	94,125	90,529	30,977	8,511	25,733
Non-customer revenues (c)	5,312	10,081	4,873	2,802	850
Total electric revenues	1,045,629	2,066,795	669,432	315,420	752,426

Natural gas	—	35,337	—	51,301	—

Total operating revenues	$1,045,629	$2,102,132	$669,432	$366,721	$752,426

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

In the second quarter 2019, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study. The revised estimate resulted in a $147.5 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining useful life of the unit.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

General

As of June 30, 2019, Entergy and the Registrant Subsidiaries held operating and financing leases for fleet vehicles used in operations, real estate, and aircraft. Excluded from this are power purchase agreements not meeting the definition of a lease, nuclear fuel leases, and the Grand Gulf sale-leaseback which were determined not to be leases.

Leases have remaining terms of one year to 61 years. Real estate leases generally include at least one five-year renewal option; however, renewal is not typically considered reasonably certain unless Entergy or a Registrant Subsidiary makes significant leasehold improvements or other modifications which would hinder its ability to easily move. In certain of the lease agreements for fleet vehicles used in operations, Entergy and the Registrant Subsidiaries provide residual value guarantees to the lessor; however, due to the nature of the agreements and Entergy’s continuing relationship with the lessor, Entergy and the Registrant Subsidiaries expect to renegotiate or refinance the leases prior to conclusion of the lease. As such, Entergy and the Registrant Subsidiaries do not believe it is probable that they will be required to pay anything pertaining to the residual value guarantee, and the lease liabilities and right-of-use assets are measured accordingly.

Entergy incurred the following total lease costs for the three months ended June 30, 2019:

(In Thousands)
Operating lease cost	$15,255
Financing lease cost:
Amortization of right-of-use assets	$4,980
Interest on lease liabilities	$1,081

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy incurred the following total lease costs for the six months ended June 30, 2019:

(In Thousands)
Operating lease cost	$30,976
Financing lease cost:
Amortization of right-of-use assets	$7,892
Interest on lease liabilities	$1,834

The lease costs disclosed above materially approximate the cash flows used by Entergy for leases with all costs included within operating activities on the Consolidated Statements of Cash Flows, except for the financing lease costs which are included in financing activities.

The Registrant Subsidiaries incurred the following lease costs for the three months ended June 30, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating lease cost	$3,124	$2,824	$1,716	$351	$977
Financing lease cost:
Amortization of right-of-use assets	$1,198	$1,975	$691	$342	$325
Interest on lease liabilities	$198	$299	$117	$55	$53

The Registrant Subsidiaries incurred the following lease costs for the six months ended June 30, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating lease cost	$6,419	$5,850	$3,468	$709	$2,062
Financing lease cost:
Amortization of right-of-use assets	$1,828	$3,000	$1,039	$518	$630
Interest on lease liabilities	$303	$451	$176	$85	$99

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

Included within Property, Plant, and Equipment on Entergy’s consolidated balance sheet at June 30, 2019 are $234 million related to operating leases and $60 million related to financing leases.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Included within Utility Plant on the Registrant Subsidiaries’ respective balance sheets at June 30, 2019 are the following amounts:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating leases	$48,567	$33,054	$18,791	$4,172	$12,540
Financing leases	$11,167	$16,846	$6,671	$2,991	$5,439

The following lease-related liabilities are recorded within the respective Other lines on Entergy’s consolidated balance sheet as of June 30, 2019:

(In Thousands)
Current liabilities:
Operating leases	$51,885
Financing leases	$11,177
Non-current liabilities:
Operating leases	$182,236
Financing leases	$53,375

The following lease-related liabilities are recorded within the respective Other lines on the Registrant Subsidiaries’ respective balance sheets at June 30, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities:
Operating leases	$10,374	$9,727	$6,180	$1,218	$3,251
Financing leases	$2,408	$3,840	$1,402	$662	$1,240
Non-current liabilities:
Operating leases	$38,195	$23,333	$12,812	$2,953	$9,375
Financing leases	$8,756	$13,000	$5,269	$2,329	$4,112

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and financing leases of Entergy at June 30, 2019:

Weighted average remaining lease terms:
Operating leases	5.42
Financing leases	6.94
Weighted average discount rate:
Operating leases	3.93%
Financing leases	4.71%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and financing leases of the Registrant Subsidiaries at June 30, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas

Weighted average remaining lease terms:
Operating leases	6.22	4.27	5.11	4.04	4.52
Financing leases	5.55	5.27	5.42	5.80	5.23
Weighted average discount rate:
Operating leases	3.79%	3.80%	3.80%	3.96%	3.93%
Financing leases	3.78%	3.78%	3.77%	3.95%	3.89%

Maturity of the lease liabilities for Entergy as of June 30, 2019 are as follows:

Year	Operating Leases	Financing Leases
	(In Thousands)

Remainder for 2019	$30,913	$7,067
2020	57,615	13,052
2021	49,126	11,505
2022	40,519	10,307
2023	32,907	9,231
Years thereafter	53,491	25,696
Minimum lease payments	264,571	76,858
Less: amount representing interest	30,450	12,306
Present value of net minimum lease payments	$234,121	$64,552

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Maturity of the lease liabilities for the Registrant Subsidiaries as of June 30, 2019 are as follows:

Operating Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Remainder of 2019	$6,070	$5,419	$3,580	$680	$1,924
2020	11,014	9,797	5,888	1,225	3,776
2021	9,117	8,046	4,759	954	3,026
2022	6,782	5,267	3,338	632	2,061
2023	5,619	3,391	1,237	470	1,704
Years thereafter	15,771	3,777	2,340	693	1,862
Minimum lease payments	54,373	35,697	21,142	4,654	14,353
Less: amount representing interest	5,804	2,637	2,150	483	1,726
Present value of net minimum lease payments	$48,569	$33,060	$18,992	$4,171	$12,627

Financing Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Remainder of 2019	$1,398	$2,235	$813	$403	$727
2020	2,560	4,032	1,549	645	1,297
2021	2,164	3,377	1,384	535	1,104
2022	1,875	2,937	1,191	484	897
2023	1,648	2,489	977	437	759
Years thereafter	2,698	3,453	1,444	834	1,111
Minimum lease payments	12,343	18,523	7,358	3,338	5,895
Less: amount representing interest	1,179	1,683	687	347	543
Present value of net minimum lease payments	$11,164	$16,840	$6,671	$2,991	$5,352

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2019, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2019 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2019 Compared to Second Quarter 2018

Net income decreased $32.3 million primarily due to lower volume/weather, higher other operation and maintenance expenses, higher interest expense, and higher depreciation and amortization expenses, partially offset by an increase in retail electric price.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net income decreased $29.4 million primarily due to lower volume/weather, higher interest expense, higher depreciation and amortization expenses, and higher other operation and maintenance expenses, partially offset by an increase in retail electric price and lower nuclear refueling outage expenses.

Operating Revenues

Second Quarter 2019 Compared to Second Quarter 2018

Following is an analysis of the change in operating revenues comparing the second quarter 2019 to the second quarter 2018:

Amount
(In Millions)
2018 operating revenues	$494.6
Fuel, rider, and other revenues that do not significantly affect net income	(9.2)
Return of unprotected excess accumulated deferred income taxes to customers	82.1
Retail electric price	12.8
Volume/weather	(37.4)
2019 operating revenues	$542.9

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In second quarter 2019, $25.5 million was returned to customers as compared to $107.6 million in second quarter 2018. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2019, as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The volume/weather variance is primarily due to a decrease of 272 GWh, or 5%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales and a decrease in industrial usage. The decrease in industrial usage is primarily due to a decrease in small industrial sales and a decrease in demand from an existing customer in the petroleum refining industry.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2019 to the six months ended June 30, 2018:

Amount
(In Millions)
2018 operating revenues	$1,045.6
Fuel, rider, and other revenues that do not significantly affect net income	5.3
Return of unprotected excess accumulated deferred income taxes to customers	50.4
Retail electric price	23.2
Volume/weather	(35.8)
2019 operating revenues	$1,088.7

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In the six months ended June 30, 2019, $57.2 million was returned to customers as compared to $107.6 million in the six months ended June 30, 2018. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2019, as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The volume/weather variance is primarily due to a decrease of 417 GWh, or 4%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales and a decrease in industrial usage. The decrease in industrial usage is primarily due to a decrease in small industrial sales and a decrease in demand from cogeneration customers.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Variances

Second Quarter 2019 Compared to Second Quarter 2018

Other operation and maintenance expenses increased primarily due to:

•	an increase of $4.9 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2019 as compared to the same period in 2018;

•	lower nuclear insurance refunds of $2.9 million; and

•	an increase of $2.1 million due to spending on customer initiatives to explore new technologies and services.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $250 million of 4.00% Series mortgage bonds in May 2018 and the issuance of $350 million of 4.20% Series mortgage bonds in March 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Nuclear refueling outage expenses decreased primarily due to the amortization of lower costs associated with the most recent outages as compared to previous outages.

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.7 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2019 as compared to the same period in 2018;

•	an increase of $3.3 million in information technology costs primarily due to higher software maintenance costs and higher labor costs;

•	lower nuclear insurance refunds of $3 million; and

•	an increase of $2.6 million due to spending on customer initiatives to explore new technologies and services.

The increase was offset by a decrease of $7.4 million in nuclear generation expenses primarily due to a lower scope of work performed in 2019 as compared to the same period in 2018.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $250 million of 4.00% Series mortgage bonds in May 2018 and the issuance of $350 million of 4.20% Series mortgage bonds in March 2019.

Income Taxes

The effective income tax rates were (31.9%) for the second quarter 2019 and (63.9%) for the six months ended June 30, 2019. The differences in the effective income tax rates for the second quarter 2019 and the six months ended June 30, 2019 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was (10,762.6%) for the second quarter 2018. The difference in the effective income tax rate for the second quarter 2018 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by an IRS audit settlement for the 2012-2013 tax returns. See Note 10 to the financial statements herein and Notes 2 and 3 to the

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for a discussion of the IRS audit settlement.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$119	$6,216

Cash flow provided by (used in):
Operating activities	353,554	226,595
Investing activities	(321,030)	(392,234)
Financing activities	(700)	392,491
Net increase in cash and cash equivalents	31,824	226,852

Cash and cash equivalents at end of period	$31,943	$233,068

Operating Activities

Net cash flow provided by operating activities increased $127 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the following activity:

•	the timing of recovery of fuel and purchased power costs;

•	a decrease of $24.9 million in spending on nuclear refueling outages in 2019; and

•
a decrease of $20.1 million in pension contributions in 2019. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $71.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to:

•	a decrease of $51.2 million in nuclear construction expenditures primarily due to a lower scope of work performed on various nuclear projects in 2019 as compared to the same period in 2018;

•	money pool activity; and

•
a decrease of $16.5 million in fossil-fueled generation construction expenditures due to a decrease in spending on various fossil-fueled generation projects in 2019 as compared to the same period in 2018.

The decrease was partially offset by an increase of $24.7 million in distribution construction expenditures primarily due to a higher scope of work performed in 2019 as compared to the same period in 2018, including investment in the reliability and infrastructure of Entergy Arkansas’s distribution system including increased spending on advanced metering infrastructure.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $25.2 million for the six months ended June 30, 2019 compared to increasing by $57.7 million for the six months ended June 30, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Arkansas’s financing activities used $0.7 million of cash for the six months ended June 30, 2019 compared to providing $392.5 million of cash for the six months ended June 30, 2018 primarily due to the following activity:

•
a $350 million capital contribution from Entergy Corporation in 2018 in anticipation of the return of unprotected excess accumulated deferred income taxes to customers and upcoming planned capital investments;

•	a common equity distribution of $115 million in 2019 in order to maintain the targeted capital structure;

•
net repayments of long-term borrowings of $39 million in 2019 compared to net long-term borrowings of $16.8 million in 2018 on the Entergy Arkansas nuclear fuel company variable interest entity credit facility;

•	money pool activity;

•	the issuance of $350 million of 4.20% Series mortgage bonds in March 2019;

•	the issuance of $250 million of 4.00% Series mortgage bonds in May 2018; and

•	net repayments of short term borrowings of $50 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2018.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $182.7 million in 2019 compared to decreasing by $166.1 million in 2018.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of $350 million of mortgage bonds in March 2019.

	June 30, 2019	December 31, 2018
Debt to capital	54.5%	52.0%
Effect of excluding the securitization bonds	(0.1%)	(0.2%)
Debt to capital, excluding securitization bonds (a)	54.4%	51.8%
Effect of subtracting cash	(0.3%)	—%
Net debt to net capital, excluding securitization bonds (a)	54.1%	51.8%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

The current annual amounts of Entergy Arkansas’s planned construction and other capital investments are as follows:

	2019	2020	2021
	(In Millions)
Planned construction and capital investment:
Generation	$200	$230	$445
Transmission	155	105	40
Distribution	230	235	215
Utility Support	145	130	90
Total	$730	$700	$790

The updated capital plan for 2019-2021 reflects incremental capital investments to improve reliability and enable new customer products and services. The capital plan includes specific investments such as transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; investments in ANO 1 and 2; software and security; and other investments.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
(In Thousands)
$25,166	($182,738)	$57,708	($166,137)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in September 2023. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2020. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of June 30, 2019, no cash borrowings and no letters of credit were outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2019, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in September 2021.  As of June 30, 2019, $20.6 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

Searcy Solar Facility

In March 2019, Entergy Arkansas announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar energy facility that will be sited on approximately 800 acres in White County near Searcy, Arkansas.  The purchase is contingent upon, among other things, obtaining necessary approvals from applicable federal and state regulatory and permitting agencies.  The project will be constructed by a subsidiary of NextEra Energy Resources.  Entergy Arkansas will purchase the facility upon completion and after the other purchase contingencies have been met.   Closing is expected to occur by the end of 2021. In May 2019, Entergy Arkansas filed its petition with the APSC seeking a finding that the transaction is in the public interest and requesting all necessary approvals.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2019 Formula Rate Plan Filing

In July 2019, Entergy Arkansas filed with the APSC its 2019 formula rate plan filing to set its formula rate for the 2020 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2020 and a netting adjustment for the historical year 2018.  The total proposed formula rate plan rider revenue change designed to produce a target rate of return on common equity of 9.75% is $15.3 million, which is based upon a deficiency of approximately $61.9 million for the 2020 projected year, netted with a credit of approximately $46.6 million in the 2018 historical year netting adjustment. During 2018 Entergy Arkansas experienced higher-than expected sales volume, and actual costs were lower than forecasted.  These changes, coupled with a reduced income tax rate resulting from the Tax Cuts and Jobs Act, resulted in the credit for the historical year netting adjustment. In the fourth quarter 2018 Entergy Arkansas recorded a provision of $35.1 million that reflected the estimate of the historical year netting

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

adjustment that was expected to be included in the 2019 filing. In 2019, Entergy Arkansas recorded additional provisions totaling $11.5 million to reflect the updated estimate of the historical year netting adjustment included in the 2019 filing.   The proposed new formula rates would go into effect in January 2020.

Production Cost Allocation Rider

In May 2019, Entergy Arkansas filed its annual redetermination pursuant to the production cost allocation rider, which reflected a credit to customers for the recovery of the true-up adjustment resulting from the 2018 over-recovered retail balance of $0.1 million and the recovery of a $4.2 million payment to Entergy Arkansas as a result of the FERC’s May 2018 decision in the 2005 bandwidth proceeding, in which the FERC directed a compliance filing to be made that consisted of the comprehensive recalculation of the bandwidth formula rate with true-up payments and receipts based on test period data for June 1, 2005 through December 31, 2005. The rates for the 2019 production cost allocation rider update are effective July 2019 through June 2020.

Energy Cost Recovery Rider

In March 2019, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease from $0.01882 per kWh to $0.01462 per kWh and became effective with the first billing cycle in April 2019. In March 2019 the Arkansas Attorney General filed a response to Entergy Arkansas’s annual adjustment and included with its filing a motion for investigation of alleged overcharges to customers in connection with the FERC’s October 2018 order in the opportunity sales proceeding. Entergy Arkansas filed its response to the Attorney General’s motion in April 2019 in which Entergy Arkansas stated its intent to initiate a proceeding to address recovery issues related to the October 2018 FERC order. In May 2019, Entergy Arkansas initiated the opportunity sales recovery proceeding, discussed below, and requested that the APSC establish that proceeding as the single designated proceeding in which interested parties may assert claims related to the appropriate retail rate treatment of the FERC October 2018 order and related FERC orders in the opportunity sales proceeding. In June 2019 the APSC granted Entergy Arkansas’s request and also denied the Attorney General’s motion in the energy cost recovery proceeding seeking an investigation into Entergy Arkansas’s annual energy cost recovery rider adjustment and referred the evaluation of such matters to the opportunity sales recovery proceeding.

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

In May 2019, Entergy Arkansas filed an application and supporting testimony with the APSC requesting approval of a special rider tariff to recover the costs of these payments from its retail customers over a 24-month period.  The application requested that the APSC approve the rider to take effect within 30 days or, if suspended by the APSC as allowed by commission rule, approve the rider to take effect in the first billing cycle of the first month occurring 30 days after issuance of the APSC’s order approving the rider. In June 2019 the APSC suspended Entergy Arkansas’s tariff and granted Entergy Arkansas’s motion asking the APSC to establish the proceeding as the single designated proceeding in which interested parties may assert claims related to the appropriate retail rate treatment of the FERC’s October 2018 order and related FERC orders in the opportunity sales proceeding.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Net Metering Legislation

An Arkansas law was enacted effective July 2019 that, among other things, expands the definition of a “net metering customer” to include two additional types of customers: (1) customers that lease net metering facilities, subject to certain leasing arrangements, and (2) government entities or other entities exempt from state and federal income taxes that enter into a service contract for a net metering facility. The latter provision would allow eligible entities, many of whom are small and large general service customers, to purchase renewable energy directly from third party providers and receive bill credits for these purchases. The APSC was given authority under this law to address certain matters, such as cost shifting and the appropriate compensation for net metered energy, and has initiated proceedings for this purpose. Because of the size and number of customers eligible under this new law, there is a risk of loss of load and the shifting of costs to customers.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)
	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$542,929	$494,605	$1,088,741	$1,045,629

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	108,596	106,496	260,755	214,802
Purchased power	48,285	64,839	95,343	136,811
Nuclear refueling outage expenses	17,194	19,159	34,442	42,561
Other operation and maintenance	188,006	177,792	354,466	347,150
Decommissioning	17,168	14,985	32,929	29,745
Taxes other than income taxes	27,181	24,445	55,544	52,350
Depreciation and amortization	77,061	72,701	152,908	144,682
Other regulatory credits - net	(10,336)	(12,313)	(9,891)	(15,620)
TOTAL	473,155	468,104	976,496	952,481

OPERATING INCOME	69,774	26,501	112,245	93,148

OTHER INCOME
Allowance for equity funds used during construction	3,372	4,471	6,800	8,479
Interest and investment income	4,222	2,478	10,405	9,292
Miscellaneous - net	(4,728)	(3,881)	(8,418)	(7,752)
TOTAL	2,866	3,068	8,787	10,019

INTEREST EXPENSE
Interest expense	35,827	30,917	69,210	60,683
Allowance for borrowed funds used during construction	(1,329)	(2,108)	(2,743)	(3,998)
TOTAL	34,498	28,809	66,467	56,685

INCOME BEFORE INCOME TAXES	38,142	760	54,565	46,482

Income taxes	(12,157)	(81,796)	(34,855)	(72,329)

NET INCOME	50,299	82,556	89,420	118,811

Preferred dividend requirements	—	357	—	714

EARNINGS APPLICABLE TO COMMON EQUITY	$50,299	$82,199	$89,420	$118,097

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$89,420	$118,811
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	231,968	221,935
Deferred income taxes, investment tax credits, and non-current taxes accrued	45,680	(32,906)
Changes in assets and liabilities:
Receivables	4,920	(6,091)
Fuel inventory	(4,707)	12,289
Accounts payable	(14,280)	(25,035)
Taxes accrued	(19,961)	66,500
Interest accrued	4,155	1,260
Deferred fuel costs	56,182	(5,896)
Other working capital accounts	23,275	(8,750)
Provisions for estimated losses	11,619	12,453
Other regulatory assets	(57,516)	8,587
Other regulatory liabilities	70,958	(111,600)
Pension and other postretirement liabilities	(12,487)	(37,601)
Other assets and liabilities	(75,672)	12,639
Net cash flow provided by operating activities	353,554	226,595

INVESTING ACTIVITIES
Construction expenditures	(309,696)	(350,429)
Allowance for equity funds used during construction	6,964	8,732
Nuclear fuel purchases	(6,691)	(23,342)
Proceeds from sale of nuclear fuel	22,834	30,907
Proceeds from nuclear decommissioning trust fund sales	83,407	121,440
Investment in nuclear decommissioning trust funds	(93,516)	(128,598)
Change in money pool receivable - net	(25,166)	(57,708)
Changes in securitization account	834	(279)
Insurance proceeds	—	7,043
Net cash flow used in investing activities	(321,030)	(392,234)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	659,913	464,544
Retirement of long-term debt	(361,823)	(206,843)
Capital contribution from parent	—	350,000
Changes in short-term borrowings - net	—	(49,974)
Changes in money pool payable - net	(182,738)	(166,137)
Distributions/dividends paid:
Common equity	(115,000)	—
Preferred stock	—	(714)
Other	(1,052)	1,615
Net cash flow provided by (used in) financing activities	(700)	392,491

Net increase in cash and cash equivalents	31,824	226,852
Cash and cash equivalents at beginning of period	119	6,216
Cash and cash equivalents at end of period	$31,943	$233,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$62,486	$56,900

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,795	$118
Temporary cash investments	29,148	1
Total cash and cash equivalents	31,943	119
Securitization recovery trust account	3,831	4,666
Accounts receivable:
Customer	119,183	94,348
Allowance for doubtful accounts	(1,066)	(1,264)
Associated companies	56,244	48,184
Other	36,059	64,393
Accrued unbilled revenues	123,579	108,092
Total accounts receivable	333,999	313,753
Deferred fuel costs	—	19,235
Fuel inventory - at average cost	27,855	23,148
Materials and supplies - at average cost	211,874	196,314
Deferred nuclear refueling outage costs	44,868	78,966
Prepayments and other	19,682	14,553
TOTAL	674,052	650,754

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,031,762	912,049
Other	5,477	5,480
TOTAL	1,037,239	917,529

UTILITY PLANT
Electric	11,860,519	11,611,041
Construction work in progress	327,273	243,731
Nuclear fuel	202,998	220,602
TOTAL UTILITY PLANT	12,390,790	12,075,374
Less - accumulated depreciation and amortization	4,926,197	4,864,818
UTILITY PLANT - NET	7,464,593	7,210,556

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $8,594 as of June 30, 2019 and $14,329 as of December 31, 2018)	1,592,493	1,534,977
Deferred fuel costs	67,492	67,294
Other	22,704	20,486
TOTAL	1,682,689	1,622,757

TOTAL ASSETS	$10,858,573	$10,401,596

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$68,185	$251,768
Other	191,038	187,387
Customer deposits	100,284	99,053
Taxes accrued	36,928	56,889
Interest accrued	23,048	18,893
Deferred fuel costs	37,145	—
Current portion of unprotected excess accumulated deferred income taxes	75,139	99,316
Other	45,402	23,943
TOTAL	577,169	737,249

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,127,393	1,085,545
Accumulated deferred investment tax credits	32,302	32,903
Regulatory liability for income taxes - net	486,342	505,748
Other regulatory liabilities	517,209	402,668
Decommissioning	1,207,514	1,048,428
Accumulated provisions	60,598	48,979
Pension and other postretirement liabilities	300,760	313,295
Long-term debt (includes securitization bonds of $13,939 as of June 30, 2019 and $20,898 as of December 31, 2018)	3,527,146	3,225,759
Other	64,617	17,919
TOTAL	7,323,881	6,681,244

Commitments and Contingencies

EQUITY
Member's equity	2,957,523	2,983,103
TOTAL	2,957,523	2,983,103

TOTAL LIABILITIES AND EQUITY	$10,858,573	$10,401,596

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2017	$2,376,754

Net income	118,811
Capital contribution from parent	350,000
Preferred stock dividends	(714)

Balance at June 30, 2018	$2,844,851

Balance at December 31, 2018	$2,983,103

Net income	89,420
Common equity distributions	(115,000)

Balance at June 30, 2019	$2,957,523

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$158	$159	($1)	(1)
Commercial	125	94	31	33
Industrial	119	98	21	21
Governmental	5	4	1	25
Total billed retail	407	355	52	15
Sales for resale:
Associated companies	30	26	4	15
Non-associated companies	45	27	18	67
Other	61	87	(26)	(30)
Total	$543	$495	$48	10

Billed Electric Energy Sales (GWh):
Residential	1,546	1,644	(98)	(6)
Commercial	1,346	1,396	(50)	(4)
Industrial	1,830	1,953	(123)	(6)
Governmental	57	58	(1)	(2)
Total retail	4,779	5,051	(272)	(5)
Sales for resale:
Associated companies	509	236	273	116
Non-associated companies	2,037	1,171	866	74
Total	7,325	6,458	867	13

	Six Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$368	$395	($27)	(7)
Commercial	250	214	36	17
Industrial	240	210	30	14
Governmental	10	8	2	25
Total billed retail	868	827	41	5
Sales for resale:
Associated companies	59	56	3	5
Non-associated companies	95	63	32	51
Other	67	100	(33)	(33)
Total	$1,089	$1,046	$43	4

Billed Electric Energy Sales (GWh):
Residential	3,751	3,973	(222)	(6)
Commercial	2,672	2,761	(89)	(3)
Industrial	3,675	3,781	(106)	(3)
Governmental	114	114	—	—
Total retail	10,212	10,629	(417)	(4)
Sales for resale:
Associated companies	1,106	723	383	53
Non-associated companies	4,556	2,888	1,668	58
Total	15,874	14,240	1,634	11

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2019 Compared to Second Quarter 2018

Net income decreased $1.3 million primarily due to a higher effective income tax rate, primarily due to an IRS audit settlement in the second quarter 2018 for the 2012-2013 tax returns that is discussed in Note 3 to the financial statements in the Form 10-K, and higher depreciation and amortization expenses. The decrease was substantially offset by an increase in retail electric price.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net income increased $14.8 million primarily due to an increase in retail electric price and lower other operation and maintenance expenses. The increase was partially offset by a higher effective income tax rate, primarily due to an IRS audit settlement in 2018 for the 2012-2013 tax returns that is discussed in Note 3 to the financial statements in the Form 10-K, higher depreciation and amortization expenses, and lower volume/weather.

Operating Revenues

Second Quarter 2019 Compared to Second Quarter 2018

Following is an analysis of the change in operating revenues comparing the second quarter 2019 to the second quarter 2018:

Amount
(In Millions)
2018 operating revenues	$1,072.8
Fuel, rider, and other revenues that do not significantly affect net income	(59.9)
Retail electric price	68.4
Return of unprotected excess accumulated deferred income taxes to customers	25.0
2019 operating revenues	$1,106.3

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to:

•
an increase in formula rate plan revenues effective September 2018 and an increase in formula rate plan revenues effective June 2019 due to the inclusion of the St. Charles Power Station, each as approved by the LPSC; and

•	the implementation of an advanced metering system customer charge, as approved by the LPSC, effective January 2019.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings and advanced metering system customer charge.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018. In second quarter 2019, $6.5 million was returned to customers as compared to $31.5 million in second quarter 2018. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2019 to the six months ended June 30, 2018:

Amount
(In Millions)
2018 operating revenues	$2,102.1
Fuel, rider, and other revenues that do not significantly affect net income	(141.9)
Volume/weather	(26.9)
Return of unprotected excess accumulated deferred income taxes to customers	17.9
Retail electric price	114.4
2019 operating revenues	$2,065.6

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease of 216 GWh, or 1%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales. The decrease was partially offset by an increase in industrial usage primarily due to an increase in demand from expansion projects, primarily in the chemicals industry.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018. In the six months ended June 30, 2019, $13.6 million was returned to customers as compared to $31.5 million in the six months ended June 30, 2018. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to:

•
an increase in formula rate plan revenues effective September 2018 and an interim increase in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for the St. Charles Power Station, each as approved by the LPSC; and

•	the implementation of an advanced metering system customer charge, as approved by the LPSC, effective January 2019.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings and advanced metering system customer charge.

Other Income Statement Variances

Second Quarter 2019 Compared to Second Quarter 2018

    Depreciation and amortization expenses increased primarily due to additions to plant in service, including the St. Charles Power Station, which was placed in service in May 2019.

Other regulatory charges (credits) include regulatory charges of $27.4 million recorded in second quarter 2018 to reflect the effects of a provision in the settlement reached in the formula rate plan extension proceeding to return the benefits of the lower federal income tax rate in 2018 to customers. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan extension proceeding.

Other income increased primarily due to an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2019, including the Lake Charles Power Station project, and a change in decommissioning trust fund investment activity.

Interest expense increased primarily due to the issuance of $525 million of 4.20% Series mortgage bonds in March 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $4.3 million in loss provisions, including a decrease in asbestos loss provisions;

•	a decrease of $4.2 million in transmission expenses primarily due to a lower scope of work in 2019 as compared to the same period in 2018;

•	a decrease of $3.8 million in energy efficiency costs due to the timing of recovery from customers;

•	a decrease of $3.4 million in vegetation maintenance costs; and

•	a decrease of $3.3 million in nuclear generation expenses primarily due to a lower scope of work performed during plant outages in 2019 as compared to the same period in 2018.

The decrease was partially offset by:

•	an increase of $4.7 million in information technology costs primarily due to higher software maintenance costs and higher contract costs;

•	an increase of $4.1 million due to spending on customer initiatives to explore new technologies and services; and

•	an increase of $2.8 million in advanced metering costs, including customer education costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the St. Charles Power Station, which was placed in service in May 2019.

Other regulatory charges (credits) include regulatory charges of $55 million recorded in 2018 to reflect the effects of a provision in the settlement reached in the formula rate plan extension proceeding to return the benefits of the lower federal income tax rate in 2018 to customers. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan extension proceeding.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Other income increased primarily due to an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2019, including the Lake Charles Power Station project. The increase was partially offset by a change in decommissioning trust fund investment activity.

Interest expense increased primarily due to the issuance of $525 million of 4.20% Series mortgage bonds in March 2019.

Income Taxes

The effective income tax rates were 17.3% for the second quarter 2019 and 15% for the six months ended June 30, 2019. The differences in the effective income tax rates for the second quarter 2019 and the six months ended June 30, 2019 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, the amortization of excess accumulated deferred income taxes, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rates were (42.7%) for the second quarter 2018 and (12.7%) for the six months ended June 30, 2018. The differences in the effective income tax rates for the second quarter 2018 and the six months ended June 30, 2018 versus the federal statutory rate of 21% were primarily due to an IRS audit settlement for the 2012-2013 tax returns, amortization of excess accumulated deferred income taxes, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for a discussion of the IRS audit settlement.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$43,364	$35,907

Cash flow provided by (used in):
Operating activities	473,220	583,192
Investing activities	(920,658)	(838,202)
Financing activities	448,813	248,131
Net increase (decrease) in cash and cash equivalents	1,375	(6,879)

Cash and cash equivalents at end of period	$44,739	$29,028

Operating Activities

Net cash flow provided by operating activities decreased $110 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to:

•	the timing of collection of receivables from customers;

•	the timing of payments to vendors; and

•	an increase of $64.6 million in spending on nuclear refueling outages.

The decrease was partially offset by a decrease of $23 million in pension contributions in 2019 as compared to 2018. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $82.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to:

•
an increase of $84.6 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase of $76.4 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2019; and

•
an increase of $34.3 million in distribution construction expenditures primarily due to a higher scope of work, including increased spending on advanced metering infrastructure, in 2019 as compared to 2018.

The increase was partially offset by a decrease of $91.9 million in fossil-fueled generation construction expenditures primarily due to lower spending on the St. Charles Power Station and Lake Charles Power Station projects in 2019.

Financing Activities

Net cash flow provided by financing activities increased $200.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to:

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•	the issuance of $525 million of 4.20% Series mortgage bonds in March 2019;

•
net long-term borrowings of $46.1 million on the nuclear fuel company variable interest entities’ credit facilities in 2019 compared to net repayments of long-term borrowings of $11.8 million on the nuclear fuel company variable interest entities’ credit facilities in 2018; and

•	net repayments of short-term borrowings of $43.5 million in 2018 on the nuclear fuel company variable interest entities’ credit facilities.

The increase was partially offset by:

•	the issuance of $750 million of 4.00% Series mortgage bonds in March 2018. A portion of the proceeds was used to repay $375 million of 6.0% Series mortgage bonds in May 2018; and

•	an increase of $46 million in common equity distributions in 2019 primarily to maintain Entergy Louisiana’s targeted capital structure.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of $525 million of mortgage bonds in March 2019.

	June 30, 2019	December 31, 2018
Debt to capital	54.7%	53.6%
Effect of excluding securitization bonds	(0.2%)	(0.3%)
Debt to capital, excluding securitization bonds (a)	54.5%	53.3%
Effect of subtracting cash	(0.1%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	54.4%	53.2%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The current annual amounts of Entergy Louisiana’s planned construction and other capital investments are as follows:

	2019	2020	2021
	(In Millions)
Planned construction and capital investment:
Generation	$625	$600	$530
Transmission	475	510	440
Distribution	365	370	460
Utility Support	190	160	160
Total	$1,655	$1,640	$1,590

The updated capital plan for 2019-2021 reflects incremental capital investments to improve reliability and enable new customer products and services. The capital plan includes specific investments such as the Washington Parish Energy Center, St. Charles Power Station, and Lake Charles Power Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; investments in River Bend and Waterford 3; software and security; and other investments.

Entergy Louisiana’s receivables from the money pool were as follows:

June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
(In Thousands)
$37,212	$46,845	$6,779	$11,173

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in September 2023.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of June 30, 2019, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2019, a $37.8 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in September 2021.  As of June 30, 2019, $87.5 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of June 30, 2019, $79.2 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

St. Charles Power Station

As discussed in the Form 10-K, the LPSC issued an order in December 2016 approving certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station. Commercial operation commenced in May 2019.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following is an update to that discussion.

Retail Rates - Electric

2017 Formula Rate Plan Filing

In May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the St. Charles Power Station. Commercial operation at St. Charles Power Station commenced in May 2019. The resulting interim adjustment to rates became effective with the first billing cycle of June 2019.

2018 Formula Rate Plan Filing

In May 2019, Entergy Louisiana filed its formula rate plan evaluation report for its 2018 calendar year operations. The 2018 test year evaluation report produced an earned return on common equity of 10.61% leading to a base rider formula rate plan revenue decrease of $8.9 million. While base rider formula rate plan revenue will decrease as a result of this filing, overall formula rate plan revenues will increase by approximately $118.7 million. This outcome is primarily driven by a reduction to the credits previously flowed through the tax reform adjustment mechanism and an increase in the transmission recovery mechanism, partially offset by reductions in the additional capacity mechanism revenue requirements and extraordinary cost items. The filing is subject to review by the LPSC with resulting rates to be implemented in September 2019, subject to refund if there are contested issues.

Entergy Louisiana also included in its filing a presentation of an initial proposal to combine the legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana residential rates, which combination, if approved, would be accomplished on a revenue-neutral basis intended not to affect the rates of other customer classes. Entergy Louisiana contemplates that any combination of residential rates resulting from this request would be implemented with the results of the 2019 test year formula rate plan filing.

Investigation of Costs Billed by Entergy Services

In November 2018 the LPSC issued a notice of proceeding initiating an investigation into costs incurred by Entergy Services that are included in the retail rates of Entergy Louisiana. As noted in the notice of proceeding, the LPSC observed an increase in capital construction-related costs that have been incurred by Entergy Services. Discovery is ongoing and has included efforts to seek highly detailed information on a broad range of matters unrelated to the scope of the audit.

Retail Rates - Gas

2018 Rate Stabilization Plan Filing

As discussed in the Form 10-K, in January 2019, Entergy Louisiana filed with the LPSC its gas rate stabilization for the test year ended September 30, 2018. Entergy Louisiana made a compliance filing in April 2019 and rates were implemented during the first billing cycle of May 2019, subject to refund and final LPSC review.

Fuel and purchased power recovery

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

adjustment clause for the period from 2010 through 2013. In January 2019 the LPSC staff issued its audit report recommending that Entergy Louisiana refund approximately $7.3 million, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana recorded a provision in the first quarter 2019 for the potential outcome of the audit. A procedural schedule has been set to address the report and contested issues, with a hearing scheduled in November 2019.

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

In the second quarter 2019, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study. The revised estimate resulted in a $147.5 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining useful life of the unit.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)
	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,094,259	$1,061,689	$2,030,952	$2,066,795
Natural gas	12,058	11,099	34,695	35,337
TOTAL	1,106,317	1,072,788	2,065,647	2,102,132

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	220,472	200,528	367,821	381,309
Purchased power	223,014	266,614	480,320	518,386
Nuclear refueling outage expenses	13,391	12,671	26,199	25,770
Other operation and maintenance	250,835	250,994	476,723	485,374
Decommissioning	14,059	13,480	27,938	26,252
Taxes other than income taxes	46,658	47,147	96,340	98,427
Depreciation and amortization	130,246	122,177	256,380	242,920
Other regulatory charges (credits) - net	(33,878)	9,017	(61,538)	32,214
TOTAL	864,797	922,628	1,670,183	1,810,652

OPERATING INCOME	241,520	150,160	395,464	291,480

OTHER INCOME
Allowance for equity funds used during construction	20,671	19,124	44,585	36,869
Interest and investment income	49,498	46,853	121,484	90,128
Miscellaneous - net	(22,306)	(22,770)	(64,650)	(30,435)
TOTAL	47,863	43,207	101,419	96,562

INTEREST EXPENSE
Interest expense	77,631	73,582	152,334	143,678
Allowance for borrowed funds used during construction	(9,737)	(9,451)	(21,104)	(18,214)
TOTAL	67,894	64,131	131,230	125,464

INCOME BEFORE INCOME TAXES	221,489	129,236	365,653	262,578

Income taxes	38,405	(55,122)	54,936	(33,374)

NET INCOME	$183,084	$184,358	$310,717	$295,952

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)
	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)

Net Income	$183,084	$184,358	$310,717	$295,952
Other comprehensive loss
Pension and other postretirement liabilities (net of tax benefit of $342, $177, $684, and $353)	(969)	(501)	(1,938)	(1,002)
Other comprehensive loss	(969)	(501)	(1,938)	(1,002)
Comprehensive Income	$182,115	$183,857	$308,779	$294,950

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$310,717	$295,952
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	316,343	323,188
Deferred income taxes, investment tax credits, and non-current taxes accrued	99,015	119,378
Changes in working capital:
Receivables	(75,330)	(23,815)
Fuel inventory	(1,651)	(2,581)
Accounts payable	(25,686)	17,324
Prepaid taxes and taxes accrued	46,654	(56,076)
Interest accrued	1,918	790
Deferred fuel costs	(40,096)	(68,741)
Other working capital accounts	(64,715)	(6,053)
Changes in provisions for estimated losses	1,612	5,803
Changes in other regulatory assets	(88,911)	42,203
Changes in other regulatory liabilities	26,565	(8,811)
Changes in pension and other postretirement liabilities	(7,513)	(32,970)
Other	(25,702)	(22,399)
Net cash flow provided by operating activities	473,220	583,192

INVESTING ACTIVITIES
Construction expenditures	(900,264)	(880,785)
Allowance for equity funds used during construction	44,585	36,869
Nuclear fuel purchases	(63,026)	(14,740)
Proceeds from the sale of nuclear fuel	—	36,301
Payments to storm reserve escrow account	(3,382)	(1,984)
Changes to securitization account	406	(1,423)
Proceeds from nuclear decommissioning trust fund sales	195,433	169,407
Investment in nuclear decommissioning trust funds	(211,083)	(189,721)
Changes in money pool receivable - net	9,633	4,394
Insurance proceeds	7,040	3,480
Net cash flow used in investing activities	(920,658)	(838,202)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,883,990	1,088,941
Retirement of long-term debt	(1,332,807)	(744,222)
Changes in short-term borrowings - net	—	(43,540)
Distributions paid:
Common equity	(102,000)	(56,000)
Other	(370)	2,952
Net cash flow provided by financing activities	448,813	248,131

Net increase (decrease) in cash and cash equivalents	1,375	(6,879)
Cash and cash equivalents at beginning of period	43,364	35,907
Cash and cash equivalents at end of period	$44,739	$29,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$146,256	$138,625
Income taxes	$—	($2,973)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$252	$252
Temporary cash investments	44,487	43,112
Total cash and cash equivalents	44,739	43,364
Accounts receivable:
Customer	259,321	199,903
Allowance for doubtful accounts	(1,919)	(1,813)
Associated companies	109,752	123,363
Other	48,165	60,879
Accrued unbilled revenues	192,722	167,052
Total accounts receivable	608,041	549,384
Deferred fuel costs	8,685	—
Fuel inventory	36,069	34,418
Materials and supplies - at average cost	333,943	324,627
Deferred nuclear refueling outage costs	85,483	24,406
Prepayments and other	44,682	38,715
TOTAL	1,161,642	1,014,914

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,461,061	1,284,996
Storm reserve escrow account	292,907	289,525
Non-utility property - at cost (less accumulated depreciation)	305,964	286,555
Other	15,302	14,927
TOTAL	3,465,821	3,266,590

UTILITY PLANT
Electric	21,957,846	20,532,312
Natural gas	224,044	211,421
Construction work in progress	1,294,844	1,864,582
Nuclear fuel	302,982	298,022
TOTAL UTILITY PLANT	23,779,716	22,906,337
Less - accumulated depreciation and amortization	8,907,647	8,837,596
UTILITY PLANT - NET	14,872,069	14,068,741

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $39,603 as of June 30, 2019 and $49,753 as of December 31, 2018)	1,193,988	1,105,077
Deferred fuel costs	168,122	168,122
Other	33,429	28,371
TOTAL	1,395,539	1,301,570

TOTAL ASSETS	$20,895,071	$19,651,815

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$2	$2
Accounts payable:
Associated companies	87,090	102,749
Other	330,748	390,367
Customer deposits	153,705	155,314
Taxes accrued	77,522	30,868
Interest accrued	85,368	83,450
Deferred fuel costs	—	31,411
Current portion of unprotected excess accumulated deferred income taxes	35,532	31,457
Other	76,596	49,202
TOTAL	846,563	874,820

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,334,983	2,226,721
Accumulated deferred investment tax credits	114,564	116,999
Regulatory liability for income taxes - net	545,272	581,001
Other regulatory liabilities	807,002	748,784
Decommissioning	1,460,783	1,280,272
Accumulated provisions	312,367	310,755
Pension and other postretirement liabilities	635,488	643,171
Long-term debt (includes securitization bonds of $45,320 as of June 30, 2019 and $55,682 as of December 31, 2018)	7,359,933	6,805,766
Other	368,444	160,608
TOTAL	13,938,836	12,874,077

Commitments and Contingencies

EQUITY
Member's equity	6,117,763	5,909,071
Accumulated other comprehensive loss	(8,091)	(6,153)
TOTAL	6,109,672	5,902,918

TOTAL LIABILITIES AND EQUITY	$20,895,071	$19,651,815

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2017	$5,355,204	($46,400)	$5,308,804

Net income	295,952	—	295,952
Other comprehensive loss	—	(1,002)	(1,002)
Common equity distributions	(56,000)	—	(56,000)
Reclassification pursuant to ASU 2018-02	6,262	(10,049)	(3,787)
Other	13	—	13

Balance at June 30, 2018	$5,601,431	($57,451)	$5,543,980

Balance at December 31, 2018	$5,909,071	($6,153)	$5,902,918

Net income	310,717	—	310,717
Other comprehensive loss	—	(1,938)	(1,938)
Common equity distributions	(102,000)	—	(102,000)
Other	(25)	—	(25)

Balance at June 30, 2019	$6,117,763	($8,091)	$6,109,672

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$290	$268	$22	8
Commercial	232	222	10	5
Industrial	385	369	16	4
Governmental	18	17	1	6
Total billed retail	925	876	49	6
Sales for resale:
Associated companies	67	97	(30)	(31)
Non-associated companies	16	15	1	7
Other	86	74	12	16
Total	$1,094	$1,062	$32	3

Billed Electric Energy Sales (GWh):
Residential	3,121	3,104	17	1
Commercial	2,720	2,738	(18)	(1)
Industrial	7,493	7,492	1	—
Governmental	205	196	9	5
Total retail	13,539	13,530	9	—
Sales for resale:
Associated companies	854	1,540	(686)	(45)
Non-associated companies	402	355	47	13
Total	14,795	15,425	(630)	(4)

	Six Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$554	$563	($9)	(2)
Commercial	439	447	(8)	(2)
Industrial	732	721	11	2
Governmental	35	34	1	3
Total billed retail	1,760	1,765	(5)	—
Sales for resale:
Associated companies	135	171	(36)	(21)
Non-associated companies	32	30	2	7
Other	104	101	3	3
Total	$2,031	$2,067	($36)	(2)

Billed Electric Energy Sales (GWh):
Residential	6,201	6,563	(362)	(6)
Commercial	5,239	5,399	(160)	(3)
Industrial	14,836	14,541	295	2
Governmental	408	397	11	3
Total retail	26,684	26,900	(216)	(1)
Sales for resale:
Associated companies	1,934	2,554	(620)	(24)
Non-associated companies	907	868	39	4
Total	29,525	30,322	(797)	(3)

ENTERGY MISSISSIPPI, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2019 Compared to Second Quarter 2018

Net income decreased $11.6 million primarily due to lower volume/weather.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net income decreased $19 million primarily due to lower volume/weather and a decrease in retail electric price.

Operating Revenues

Second Quarter 2019 Compared to Second Quarter 2018

Following is an analysis of the change in operating revenues comparing the second quarter 2019 to the second quarter 2018:

Amount
(In Millions)
2018 operating revenues	$353.7
Fuel, rider, and other revenues that do not significantly affect net income	(40.7)
Volume/weather	(10.3)
2019 operating revenues	$302.7

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease of 119 GWh, or 4%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales and a decrease in industrial usage. The decrease in industrial usage is primarily due to decreased small industrial sales and a decrease in demand from existing customers in the primary metals industry.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2019 to the six months ended June 30, 2018:

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Amount
(In Millions)
2018 operating revenues	$669.4
Fuel, rider, and other revenues that do not significantly affect net income	(64.3)
Volume/weather	(15.5)
Retail electric price	(4.6)
2019 operating revenues	$585.0

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease of 345 GWh, or 5%, in billed electricity usage, including the effect of less favorable weather on residential sales and a decrease in industrial usage. The decrease in industrial usage is primarily due to decreased small industrial sales.

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

Other Income Statement Variances

Second Quarter 2019 Compared to Second Quarter 2018

Other operation and maintenance expenses increased primarily due to an increase of $3.6 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed during plant outages, an increase of $1.3 million in spending on customer initiatives to explore new technologies and services, and several individually insignificant items. The increase was partially offset by a decrease of $4.7 million in storm damage provisions. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of storm cost recovery.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from higher millage rates due to a rate increase effective October 2018.

Other regulatory charges (credits) include a regulatory charge recorded in second quarter 2018 to reflect the return of unprotected excess accumulated deferred income taxes per an agreement approved by the MPSC in June 2018 that resulted in a reduction in net utility plant of $127.2 million. There is no effect on net income as the regulatory charge was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity related to the Tax Cuts and Jobs Act.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Other operation and maintenance expenses increased primarily due to an increase of $4.7 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed during plant outages, an increase of $1.6 million in spending on customer initiatives to explore new technologies and services, and several individually insignificant items. The increase was partially offset by a decrease of $9.9 million in storm damage provisions. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of storm cost recovery.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes, partially offset by lower local franchise taxes. Ad valorem taxes increased primarily due to higher millage rates due to a rate increase effective October 2018. Local franchise taxes decreased primarily due to lower residential and commercial revenues in 2019 compared to 2018.

Other regulatory charges (credits) include a regulatory charge recorded in second quarter 2018 to reflect the return of unprotected excess accumulated deferred income taxes per an agreement approved by the MPSC in June 2018 that resulted in a reduction in net utility plant of $127.2 million. There is no effect on net income as the regulatory charge was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity related to the Tax Cuts and Jobs Act.

Income Taxes

The effective income tax rates were 20.8% for the second quarter 2019 and 19.9% for the six months ended June 30, 2019. The differences in the effective income tax rates for the second quarter 2019 and the six months ended June 30, 2019 versus the federal statutory rate of 21% were primarily due to book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

The effective income tax rates were 150.1% for the second quarter 2018 and 231.4% for the six months ended June 30, 2018. The differences in the effective income tax rates for the second quarter 2018 and the six months ended June 30, 2018 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$36,954	$6,096

Cash flow provided by (used in):
Operating activities	70,969	106,818
Investing activities	(271,691)	(182,349)
Financing activities	288,216	69,453
Net increase (decrease) in cash and cash equivalents	87,494	(6,078)

Cash and cash equivalents at end of period	$124,448	$18

Operating Activities

Net cash flow provided by operating activities decreased $35.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the timing of payments to vendors and the effect of less favorable volume/weather on billed sales. The decrease was partially offset by the timing of collection of receivables from customers and the timing of recovery of fuel and purchased power costs.

Investing Activities

Net cash flow used in investing activities increased $89.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to:

•	money pool activity;

•
an increase of $10.6 million primarily due to investment in the infrastructure of Entergy Mississippi’s distribution system, including increased spending on advanced metering infrastructure, in 2019 as compared to 2018; and

•	an increase of $8.7 million in storm spending in 2019.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased by $65.4 million for the six months ended June 30, 2019 compared to decreasing by $1.6 million for the six months ended June 30, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $218.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the issuance of $300 million of 3.85% Series mortgage bonds in June 2019, partially offset by money pool activity.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi’s payable to the money pool increased by $63.4 million for the six months ended June 30, 2018.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to the issuance of $300 million of mortgage bonds in June 2019.

	June 30, 2019	December 31, 2018
Debt to capital	54.9%	50.6%
Effect of subtracting cash	(1.9%)	(0.7%)
Net debt to net capital	53.0%	49.9%

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

The current annual amounts of Entergy Mississippi’s planned construction and other capital investments are as follows:

	2019	2020	2021
	(In Millions)
Planned construction and capital investment:
Generation	$405	$50	$265
Transmission	125	150	60
Distribution	190	195	195
Utility Support	80	60	50
Total	$800	$455	$570

The updated capital plan for 2019-2021 reflects incremental capital investments to improve reliability and enable new customer products and services. The capital plan includes amounts associated with specific investments such as the Choctaw Generating Station and the Sunflower Solar Facility; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; software and security; and other investments.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
(In Thousands)
$106,760	$41,380	($63,394)	$1,633

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in May 2020. No borrowings were outstanding under the credit facilities as of June 30, 2019.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2019, $10.9 million of letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Choctaw Generating Station

In August 2018, Entergy Mississippi announced that it signed an asset purchase agreement to acquire from a subsidiary of GenOn Energy Inc. the Choctaw Generating Station, an 810 MW natural gas fired combined-cycle turbine plant located near French Camp, Mississippi.  The purchase price is expected to be approximately $314 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $401 million.  The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  These include regulatory approvals from the MPSC and the FERC. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act has occurred.  In October 2018, Entergy Mississippi filed an application with the MPSC seeking approval of the acquisition and cost recovery. In a separate filing in October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions approved by the MPSC. Closing is expected to occur by the end of 2019. Due diligence performed on the plant indicates that there exist potential mechanical and regulatory compliance issues that must be addressed before closing. Progress is being made on these issues, but there remains a possibility that closing could be delayed beyond the fourth quarter 2019.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Mississippi Attorney General Complaint

As discussed in the Form 10-K, the Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution. The defendants have denied the allegations. In December 2008 the Attorney General’s lawsuit was removed to U.S. District Court in Jackson, Mississippi. Pre-trial and settlement conferences were held in October 2018. In October 2018 the District Court rescheduled the trial to April 2019. In April 2019 the District Court remanded the Attorney General’s lawsuit to the Hinds County Chancery Court in Jackson, Mississippi. A hearing on procedural and dispositive motions is scheduled for August 2019.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Formula Rate Plan

In March 2019, Entergy Mississippi submitted its formula rate plan 2019 test year filing and 2018 look-back filing showing Entergy Mississippi’s earned return for the historical 2018 calendar year to be above the formula rate plan bandwidth and projected earned return for the 2019 calendar year to be below the formula rate plan bandwidth. The 2019 test year filing shows a $36.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.94% return on rate base, within the formula rate plan bandwidth. The 2018 look-back filing compares actual 2018 results to the approved benchmark return on rate base and shows a $10.1 million interim decrease in formula rate plan revenues is necessary. In the fourth quarter 2018, Entergy Mississippi recorded a provision of $9.3 million that reflected the estimate of the difference between the 2018 expected earned rate of return on rate base and an established performance-adjusted benchmark rate of return under the formula rate plan performance-adjusted bandwidth mechanism. In the first quarter 2019, Entergy Mississippi recorded a $0.8 million increase in the provision to reflect the amount shown in the look-back filing. In June 2019, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed that the 2019 test year filing showed that a $32.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.93% return on rate base, within the formula rate plan bandwidth. Additionally, pursuant to the joint stipulation, Entergy Mississippi’s 2018 look-back filing reflected an earned return on rate base of 7.81% in calendar year 2018 which is above the look-back benchmark return on rate base of 7.13%, resulting in an $11 million decrease in formula rate plan revenues on an interim basis through June 2020. In the second quarter 2019, Entergy Mississippi recorded an additional $0.9 million increase in the provision to reflect the $11 million shown in the look-back filing. In June 2019 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2019.

Storm Cost Recovery Filings with Retail Regulators

As discussed in the Form 10-K, Entergy Mississippi has approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeds $15 million, the collection of the storm damage provision ceases until such time that the accumulated storm damage provision becomes less than $10 million. As of May 31, 2019, Entergy Mississippi’s storm damage provision balance was less than $10 million. Accordingly, Entergy Mississippi resumed billing the monthly storm damage provision effective with July 2019 bills.

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

Entergy Mississippi, LLC
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

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$302,737	$353,689	$584,981	$669,432

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	47,391	65,663	100,620	129,191
Purchased power	73,720	97,154	145,175	184,610
Other operation and maintenance	66,921	64,585	126,104	124,043
Taxes other than income taxes	25,813	23,794	51,940	49,188
Depreciation and amortization	39,718	38,359	78,806	76,541
Other regulatory charges - net	3,567	127,935	5,937	128,228
TOTAL	257,130	417,490	508,582	691,801

OPERATING INCOME (LOSS)	45,607	(63,801)	76,399	(22,369)

OTHER INCOME
Allowance for equity funds used during construction	2,349	2,122	4,262	4,100
Interest and investment income	397	—	549	25
Miscellaneous - net	(327)	(1,411)	(590)	(1,982)
TOTAL	2,419	711	4,221	2,143

INTEREST EXPENSE
Interest expense	15,342	14,061	29,882	27,966
Allowance for borrowed funds used during construction	(1,006)	(890)	(1,791)	(1,718)
TOTAL	14,336	13,171	28,091	26,248

INCOME (LOSS) BEFORE INCOME TAXES	33,690	(76,261)	52,529	(46,474)

Income taxes	7,023	(114,503)	10,464	(107,559)

NET INCOME	26,667	38,242	42,065	61,085

Preferred dividend requirements and other	—	239	—	477

EARNINGS APPLICABLE TO COMMON EQUITY	$26,667	$38,003	$42,065	$60,608

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$42,065	$61,085
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	78,806	76,541
Deferred income taxes, investment tax credits, and non-current taxes accrued	19,924	29,577
Changes in assets and liabilities:
Receivables	(6,288)	(32,365)
Fuel inventory	(4,265)	(977)
Accounts payable	4,545	29,476
Taxes accrued	(46,815)	(45,736)
Interest accrued	2,022	(3,792)
Deferred fuel costs	26,126	6,532
Other working capital accounts	1,850	(9,698)
Provisions for estimated losses	(6,274)	7,242
Other regulatory assets	(13,248)	(666)
Other regulatory liabilities	(17,754)	(127,047)
Pension and other postretirement liabilities	(3,323)	(9,336)
Other assets and liabilities	(6,402)	125,982
Net cash flow provided by operating activities	70,969	106,818

INVESTING ACTIVITIES
Construction expenditures	(210,263)	(187,219)
Allowance for equity funds used during construction	4,262	4,100
Changes in money pool receivable - net	(65,380)	1,633
Other	(310)	(863)
Net cash flow used in investing activities	(271,691)	(182,349)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	293,051	—
Changes in money pool payable - net	—	63,394
Distributions/dividends paid:
Preferred stock	—	(477)
Other	(4,835)	6,536
Net cash flow provided by financing activities	288,216	69,453

Net increase (decrease) in cash and cash equivalents	87,494	(6,078)
Cash and cash equivalents at beginning of period	36,954	6,096
Cash and cash equivalents at end of period	$124,448	$18

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$26,563	$30,490

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$791	$11
Temporary cash investments	123,657	36,943
Total cash and cash equivalents	124,448	36,954
Accounts receivable:
Customer	74,761	73,205
Allowance for doubtful accounts	(488)	(563)
Associated companies	112,850	51,065
Other	10,975	8,647
Accrued unbilled revenues	56,095	50,171
Total accounts receivable	254,193	182,525
Deferred fuel costs	—	8,016
Fuel inventory - at average cost	16,196	11,931
Materials and supplies - at average cost	49,665	47,255
Prepayments and other	9,118	9,365
TOTAL	453,620	296,046

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,568	4,576
Storm reserve escrow account	32,756	32,447
TOTAL	37,324	37,023

UTILITY PLANT
Electric	4,884,462	4,780,720
Construction work in progress	179,763	128,149
TOTAL UTILITY PLANT	5,064,225	4,908,869
Less - accumulated depreciation and amortization	1,650,732	1,641,821
UTILITY PLANT - NET	3,413,493	3,267,048

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	356,297	343,049
Other	12,799	3,638
TOTAL	369,096	346,687

TOTAL ASSETS	$4,273,533	$3,946,804

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$150,000	$150,000
Accounts payable:
Associated companies	41,245	42,928
Other	82,727	79,117
Customer deposits	86,238	85,085
Taxes accrued	30,737	77,552
Interest accrued	22,253	20,231
Deferred fuel costs	18,110	—
Other	18,057	7,526
TOTAL	449,367	462,439

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	576,233	551,869
Accumulated deferred investment tax credits	10,106	10,186
Regulatory liability for income taxes - net	241,939	246,402
Other regulatory liabilities	20,331	33,622
Asset retirement cost liabilities	9,463	9,206
Accumulated provisions	44,868	51,142
Pension and other postretirement liabilities	89,688	93,100
Long-term debt	1,469,420	1,175,750
Other	27,827	20,862
TOTAL	2,489,875	2,192,139

Commitments and Contingencies

EQUITY
Member's equity	1,334,291	1,292,226
TOTAL	1,334,291	1,292,226

TOTAL LIABILITIES AND EQUITY	$4,273,533	$3,946,804

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2017	$1,177,870

Net income	61,085
Preferred stock dividends	(477)

Balance at June 30, 2018	$1,238,478

Balance at December 31, 2018	$1,292,226

Net income	42,065

Balance at June 30, 2019	$1,334,291

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$117	$133	($16)	(12)
Commercial	102	117	(15)	(13)
Industrial	39	46	(7)	(15)
Governmental	11	12	(1)	(8)
Total billed retail	269	308	(39)	(13)
Sales for resale:
Non-associated companies	5	12	(7)	(58)
Other	29	34	(5)	(15)
Total	$303	$354	($51)	(14)

Billed Electric Energy Sales (GWh):
Residential	1,160	1,199	(39)	(3)
Commercial	1,105	1,147	(42)	(4)
Industrial	588	627	(39)	(6)
Governmental	103	102	1	1
Total retail	2,956	3,075	(119)	(4)
Sales for resale:
Non-associated companies	214	407	(193)	(47)
Total	3,170	3,482	(312)	(9)

	Six Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$246	$281	($35)	(12)
Commercial	200	228	(28)	(12)
Industrial	76	89	(13)	(15)
Governmental	21	22	(1)	(5)
Total billed retail	543	620	(77)	(12)
Sales for resale:
Non-associated companies	10	13	(3)	(23)
Other	32	36	(4)	(11)
Total	$585	$669	($84)	(13)

Billed Electric Energy Sales (GWh):
Residential	2,475	2,648	(173)	(7)
Commercial	2,145	2,247	(102)	(5)
Industrial	1,154	1,224	(70)	(6)
Governmental	201	201	—	—
Total retail	5,975	6,320	(345)	(5)
Sales for resale:
Non-associated companies	380	600	(220)	(37)
Total	6,355	6,920	(565)	(8)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2019 Compared to Second Quarter 2018

Net income decreased $5.3 million primarily due to higher other operation and maintenance expenses and lower volume/weather, partially offset by higher other income.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net income decreased $7.1 million primarily due to higher other operation and maintenance expenses and lower volume/weather, partially offset by higher other income.

Operating Revenues

Second Quarter 2019 Compared to Second Quarter 2018

Following is an analysis of the change in operating revenues comparing the second quarter 2019 to the second quarter 2018:

Amount
(In Millions)
2018 operating revenues	$178.4
Fuel, rider, and other revenues that do not significantly affect net income	(0.2)
Volume/weather	(1.4)
Return of unprotected excess accumulated deferred income taxes to customers	(1.0)
2019 operating revenues	$175.8

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease in usage during the unbilled sales period.

The return of unprotected excess accumulated deferred income taxes to customers variance is due to the return of unprotected excess accumulated deferred income taxes through the fuel adjustment clause beginning in July 2018. There is no effect on net income as the reduction in operating revenues is offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2019 to the six months ended June 30, 2018:

Amount
(In Millions)
2018 operating revenues	$366.7
Fuel, rider, and other revenues that do not significantly affect net income	(24.0)
Volume/weather	(2.7)
Return of unprotected excess accumulated deferred income taxes to customers	(1.0)
2019 operating revenues	$339.0

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales.

The return of unprotected excess accumulated deferred income taxes to customers variance is due to the return of unprotected excess accumulated deferred income taxes through the fuel adjustment clause beginning in July 2018. There is no effect on net income as the reduction in operating revenues is offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other Income Statement Variances

Second Quarter 2019 Compared to Second Quarter 2018

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2.4 million in information technology costs primarily due to higher software maintenance costs and higher contract costs;

•	an increase of $0.8 million in costs related to customer initiatives to explore new technologies and services;

•	an increase of $0.7 million in grid modernization and advanced metering costs; and

•	an increase of $0.7 million in energy efficiency costs.

Other income increased primarily due to an increase in allowance for equity funds used during construction resulting from higher construction work in progress in 2019, including the New Orleans Power Station project.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3.9 million in information technology costs primarily due to higher software maintenance costs and higher contract costs;

•	an increase of $1.6 million in energy efficiency costs;

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $1.1 million in customer service costs primarily due to higher labor costs, including contract labor; and

•	an increase of $1 million in costs related to customer initiatives to explore new technologies and services.

The increase was partially offset by a decrease of $1.7 million in distribution expenses primarily due to lower contract labor costs.

Other income increased primarily due to an increase in allowance for equity funds used during construction resulting from higher construction work in progress in 2019, including the New Orleans Power Station project.

Income Taxes

The effective income tax rate was 9.5% for the second quarter 2019. The difference in the effective income tax rate for the second quarter 2019 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, flow-through tax accounting, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by the provision for uncertain tax positions and state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was 16.7% for the six months ended June 30, 2019. The difference in the effective income tax rate for the six months ended June 30, 2019 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, book and tax differences related to the allowance for equity funds used during construction, and flow through tax accounting, partially offset by the provision for uncertain tax positions and state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$19,677	$32,741

Cash flow provided by (used in):
Operating activities	29,365	33,939
Investing activities	(78,716)	(71,085)
Financing activities	29,973	4,431
Net decrease in cash and cash equivalents	(19,378)	(32,715)

Cash and cash equivalents at end of period	$299	$26

Operating Activities

Net cash flow provided by operating activities decreased $4.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the timing of payments to vendors, partially offset by the timing of recovery of fuel and purchased power costs and a decrease of $2.7 million in pension contributions in 2019 as compared to 2018. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $7.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to:

•
an increase of $9.8 million in transmission construction expenditures primarily due to a higher scope of work performed in 2019 as compared to the same period in 2018, including investment in Entergy New Orleans’s system reliability and infrastructure; and

•
an increase of $6.5 million in fossil-fueled generation construction expenditures primarily due to higher spending on the New Orleans Power Station and New Orleans Solar projects in 2019 as compared to the same period in 2018.

The increase was partially offset by money pool activity.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $22 million for the six months ended June 30, 2019 compared to decreasing $12.7 million for the six months ended June 30, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $25.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to money pool activity and $14.5 million in common equity distributions in 2018. There were no common equity distributions made in 2019 in anticipation of planned capital investments.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased $36.3 million for the six months ended June 30, 2019 compared to increasing $23.1 million for the six months ended June 30, 2018.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to an increase in member’s equity in 2019.

	June 30, 2019	December 31, 2018
Debt to capital	50.8%	52.1%
Effect of excluding securitization bonds	(3.3%)	(3.5%)
Debt to capital, excluding securitization bonds (a)	47.5%	48.6%
Effect of subtracting cash	—%	(1.2%)
Net debt to net capital, excluding securitization bonds (a)	47.5%	47.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

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

The current annual amounts of Entergy New Orleans’s planned construction and other capital investments are as follows:

	2019	2020	2021
	(In Millions)
Planned construction and capital investment:
Generation	$110	$60	$10
Transmission	10	20	20
Distribution	95	110	150
Utility Support	30	15	35
Total	$245	$205	$215

The updated capital plan for 2019-2021 reflects incremental capital investments to improve reliability and enable new customer products and services. The capital plan includes specific investments such as the New Orleans Power Station;

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; system improvements; software and security; and other investments.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
(In Thousands)
($36,303)	$22,016	($23,080)	$12,723

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2021. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of June 30, 2019, there were no cash borrowings and a $0.8 million letter of credit was outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2019, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which was retired effective May 31, 2016. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. The cost estimate for the alternative 128 MW unit is $210 million. In addition, the application renewed the commitment to pursue up to 100 MW of renewable resources to serve New Orleans. In March 2018 the City Council adopted a resolution approving construction of the 128 MW unit. The targeted commercial operation date is mid-2020, subject to receipt of all necessary permits.

In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law. In May 2018 the City Council announced that it would initiate an investigation into allegations that Entergy New Orleans, Entergy, or some other entity paid or participated in paying certain attendees and speakers in support of the New Orleans Power Station to attend or speak at certain meetings organized by the City Council. In June 2018, Entergy New Orleans produced documents in response to a City Council resolution relating to this investigation. In October 2018 investigators for the City Council released their report, concluding that individuals were paid to attend and/or speak in support of the New Orleans Power Station and that Entergy New Orleans “knew or should have known that such conduct occurred or reasonably might occur.”  The City Council issued a resolution requiring Entergy New Orleans to show cause why it should not be fined $5 million as a result of the findings in the report. In November 2018, Entergy New Orleans submitted its response to the show cause resolution, disagreeing with certain characterizations and omissions of fact in the report and asserting that the City Council could not legally impose the proposed fine.  Simultaneous with the filing of its response to the show cause resolution, Entergy New Orleans sent a letter to the City Council re-asserting that the City Council’s imposition of the proposed fine would be unlawful, but acknowledging that the actions of a subcontractor, which was retained by an Entergy New Orleans contractor without the knowledge or contractually-required consent of Entergy New Orleans, were contrary to Entergy’s values.  In that letter, Entergy New Orleans offered to donate $5 million to the City Council to resolve the show cause proceeding.  In January 2019, Entergy New

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Orleans submitted a new settlement proposal to the City Council. The proposal retains the components of the first offer but adds to it a commitment to make reasonable efforts to limit the costs of the project to the $210 million cost estimate with advanced notification of anticipated cost overruns, additional reporting requirements for cost and environmental items, and a commitment regarding reliability investment and to work with the New Orleans Sewerage and Water Board to provide a reliable source of power. In February 2019 the City Council approved a resolution approving the settlement proposal and allowing the construction of the New Orleans Power Station to commence.

Also in February 2019, certain intervenors in the City Council proceeding on the New Orleans Power Station, filed suit in Louisiana state court challenging the Louisiana Department of Environmental Quality’s issuance of the New Orleans Power Station’s air permit. Entergy New Orleans intervened in that lawsuit and, along with the Louisiana Department of Environmental Quality, filed exceptions seeking dismissal of the lawsuit. In June 2019 the state court judge sustained the exceptions and dismissed the plaintiffs’ petition with prejudice. Also in June 2019, a state court judge in New Orleans affirmed the City Council’s approval of the New Orleans Power Station and dismissed the petition for judicial review that had been filed in April 2018. The petitioners have filed an appeal of that ruling. Also in June 2019, with regard to the lawsuit challenging the City Council’s decision on the basis of a violation of the open meetings law, the same state court judge in New Orleans ruled that there was a violation of the open meetings law at the February 2018 meeting of the City Council’s Utilities, Cable, Telecommunications and Technology Committee at which that Committee considered the New Orleans Power Station approval, and further ruled that, although there was no violation of the open meetings law at the March 2018 full City Council meeting at which the New Orleans Power Station was approved, both the approval of the Committee and the approval of the full City Council were void. The City Council filed a motion with the judge to take a suspensive appeal of that ruling, and in July 2019 the judge ruled in favor of the motion. This ruling suspends the effect of the judgment in the open meetings law proceeding while the appeal is being taken. The New Orleans Power Station related settlement that was approved by the full City Council in February 2019 and that allowed Entergy New Orleans to move forward with the construction of the New Orleans Power Station was not affected by the state court judge’s ruling. Construction of the plant is underway and continuing.

Renewables

As discussed in the Form 10-K, in July 2018, Entergy New Orleans filed an application with the City Council requesting approval of three utility-scale solar projects totaling 90 MW. In December 2018 the City Council advisors requested that Entergy New Orleans pursue alternative deal structures for the Washington Parish project and attempt to reduce costs for the 20 MW Orleans Parish project. As a result of settlement discussions, in March 2019, Entergy New Orleans revised its application to convert the build-own transfer acquisition of the 50 MW facility in Washington Parish to a power purchase agreement. In June 2019 the parties to the proceeding executed a stipulated settlement term sheet, which recommends that the City Council approve Entergy New Orleans’s revised application as to all three projects. In July 2019 the City Council approved the stipulated settlement.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following is an update to that discussion.

Retail Rates

See the Form 10-K for discussion of the electric and gas base rate case filed by Entergy New Orleans in September 2018. The evidentiary hearing in this proceeding was held in June 2019. The record and post-hearing briefs were submitted in July 2019, with a City Council decision on the matter expected by October 2019.

In August 2019, Entergy New Orleans sent a letter to the City Council proposing a framework for settlement of the rate case.  That framework includes, among other things: (1) a total reduction in revenues of approximately $30 million ($27 million electric, $3 million gas); (2) a reduced return on common equity lower than 10.5%, but still

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

commensurate with Entergy New Orleans’s level of risk, paired with three-year electric and gas formula rate plans with forward-looking features; (3) a demand-side management program intended to achieve greater penetration of the City Council’s Energy Smart programs and make progress towards the City Council’s energy efficiency goals. The letter also sets out proposed next steps to achieve a resolution of the proceeding.

Reliability Investigation

In August 2017 the City Council established a docket to investigate the reliability of the Entergy New Orleans distribution system and to consider implementing certain reliability standards and possible financial penalties for not meeting any such standards. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. The resolution also called for Entergy New Orleans to file a revised reliability plan addressing the current state of its distribution system and proposing remedial measures for increasing reliability. In June 2018, Entergy New Orleans filed its response to the City Council’s resolution regarding the prudence of its management and maintenance of the reliability of its distribution system.  In July 2018, Entergy New Orleans filed its revised reliability plan discussing the various reliability programs that it uses to improve distribution system reliability and discussing generally the positive effect that advanced meter deployment and grid modernization can have on future reliability.  Entergy New Orleans retained a national consulting firm with expertise in distribution system reliability to conduct a review of Entergy New Orleans’s distribution system reliability-related practices and procedures and to provide recommendations for improving distribution system reliability. The report was filed with the City Council in October 2018. The City Council also approved a resolution that opens a prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New Orleans and whether fines should be imposed. In January 2019, Entergy New Orleans filed testimony in response to the prudence investigation and asserting that it had been prudent in managing system reliability. In April 2019 the City Council advisors filed comments and testimony asserting that Entergy New Orleans did not act prudently in maintaining and improving its distribution system reliability in recent years and recommending that a financial penalty in the range of $1.5 million to $2 million should be assessed.  Entergy New Orleans disagrees with the recommendation and submitted rebuttal testimony and rebuttal comments in June 2019. The procedural schedule does not call for an evidentiary hearing, and the hearing officer is expected to certify the record to the City Council in August 2019 based on the filings made in the proceeding.

Renewable Portfolio Standard Rulemaking

In March 2019 the City Council initiated a rulemaking proceeding to consider whether to establish a renewable portfolio standard. The rulemaking will consider, among other issues, whether to adopt a renewable portfolio standard, whether such standard should be voluntary or mandatory, what kinds of technologies should qualify for inclusion in the rules, what level, if any, of renewable generation should be required, and whether penalties are an appropriate component of the proposed rules. Parties to the proceeding submitted initial comments in June 2019 and reply comments in July 2019. The City Council advisors will issue a proposed rule in September 2019 and the parties will have additional opportunities to comment on the proposed rule. Entergy New Orleans recommends that the City Council adopt a voluntary clean energy standard of 70% of generation being clean energy by 2030, as so defined, which would include nuclear, beneficial electrification, and demand-side management as compliant technologies. Several other industry leaders, academic researchers, and environmental advocates filed comments also supporting a clean energy standard. Other parties, including many representatives of the solar and wind industry, are recommending mandatory, renewables-only requirements of up to 100% renewable resources by 2040.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$157,152	$159,602	$288,035	$315,420
Natural gas	18,641	18,844	50,952	51,301
TOTAL	175,793	178,446	338,987	366,721

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	27,190	15,366	57,950	39,105
Purchased power	66,981	73,789	127,630	156,945
Other operation and maintenance	32,252	28,420	62,550	56,719
Taxes other than income taxes	13,135	12,851	26,677	27,983
Depreciation and amortization	14,226	13,950	28,390	27,697
Other regulatory charges - net	4,500	6,127	2,145	12,460
TOTAL	158,284	150,503	305,342	320,909

OPERATING INCOME	17,509	27,943	33,645	45,812

OTHER INCOME
Allowance for equity funds used during construction	2,686	1,217	4,976	2,068
Interest and investment income	64	207	243	300
Miscellaneous - net	(942)	(1,404)	(2,448)	(1,741)
TOTAL	1,808	20	2,771	627

INTEREST EXPENSE
Interest expense	6,019	5,269	11,955	10,548
Allowance for borrowed funds used during construction	(1,073)	(450)	(1,987)	(764)
TOTAL	4,946	4,819	9,968	9,784

INCOME BEFORE INCOME TAXES	14,371	23,144	26,448	36,655

Income taxes	1,368	4,875	4,422	7,504

NET INCOME	$13,003	$18,269	$22,026	$29,151

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$22,026	$29,151
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	28,390	27,697
Deferred income taxes, investment tax credits, and non-current taxes accrued	15,053	22,813
Changes in assets and liabilities:
Receivables	(9,614)	(10,930)
Fuel inventory	(336)	1,833
Accounts payable	(3,412)	5,073
Prepaid taxes and taxes accrued	(6,189)	(10,602)
Interest accrued	(289)	(459)
Deferred fuel costs	2,028	(27,056)
Other working capital accounts	(13,204)	(9,524)
Provisions for estimated losses	399	438
Other regulatory assets	(16,470)	11,957
Other regulatory liabilities	(8,574)	3,042
Pension and other postretirement liabilities	(3,627)	(7,725)
Other assets and liabilities	23,184	(1,769)
Net cash flow provided by operating activities	29,365	33,939

INVESTING ACTIVITIES
Construction expenditures	(105,545)	(85,324)
Allowance for equity funds used during construction	4,976	2,068
Changes in money pool receivable - net	22,016	12,723
Receipts from storm reserve escrow account	—	3
Payments to storm reserve escrow account	(931)	(544)
Changes in securitization account	768	(11)
Net cash flow used in investing activities	(78,716)	(71,085)

FINANCING ACTIVITIES
Retirement of long-term debt	(5,420)	(5,342)
Change in money pool payable - net	36,303	23,080
Distributions paid:
Common equity	—	(14,500)
Other	(910)	1,193
Net cash flow provided by financing activities	29,973	4,431

Net decrease in cash and cash equivalents	(19,378)	(32,715)
Cash and cash equivalents at beginning of period	19,677	32,741
Cash and cash equivalents at end of period	$299	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$11,726	$10,483

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$299	$26
Temporary cash investments	—	19,651
Total cash and cash equivalents	299	19,677
Securitization recovery trust account	1,457	2,224
Accounts receivable:
Customer	53,204	43,890
Allowance for doubtful accounts	(3,063)	(3,222)
Associated companies	1,693	27,938
Other	6,219	4,090
Accrued unbilled revenues	21,148	18,907
Total accounts receivable	79,201	91,603
Fuel inventory - at average cost	1,869	1,533
Materials and supplies - at average cost	12,276	12,133
Prepayments and other	18,501	6,905
TOTAL	113,603	134,075

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	81,784	80,853
TOTAL	82,800	81,869

UTILITY PLANT
Electric	1,388,533	1,364,091
Natural gas	293,000	284,728
Construction work in progress	194,846	146,668
TOTAL UTILITY PLANT	1,876,379	1,795,487
Less - accumulated depreciation and amortization	687,877	670,135
UTILITY PLANT - NET	1,188,502	1,125,352

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $55,707 as of June 30, 2019 and $60,453 as of December 31, 2018)	246,266	229,796
Other	2,919	1,416
TOTAL	253,265	235,292

TOTAL ASSETS	$1,638,170	$1,576,588

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Payable due to associated company	$1,979	$1,979
Accounts payable:
Associated companies	79,296	43,416
Other	37,871	36,686
Customer deposits	28,647	28,667
Taxes accrued	—	4,068
Interest accrued	6,077	6,366
Deferred fuel costs	3,316	1,288
Current portion of unprotected excess accumulated deferred income taxes	23,211	25,301
Other	7,835	9,521
TOTAL CURRENT LIABILITIES	188,232	157,292

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	342,071	323,595
Accumulated deferred investment tax credits	2,175	2,219
Regulatory liability for income taxes - net	54,707	60,249
Asset retirement cost liabilities	3,405	3,291
Accumulated provisions	86,993	86,594
Pension and other postretirement liabilities	1,999	5,626
Long-term debt (includes securitization bonds of $58,322 as of June 30, 2019 and $63,620 as of December 31, 2018)	462,168	467,358
Long-term payable due to associated company	14,367	14,367
Other	15,077	11,047
TOTAL NON-CURRENT LIABILITIES	982,962	974,346

Commitments and Contingencies

EQUITY
Member's equity	466,976	444,950
TOTAL	466,976	444,950

TOTAL LIABILITIES AND EQUITY	$1,638,170	$1,576,588

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

Member’s Equity
(In Thousands)

Balance at December 31, 2017	$415,548

Net income	29,151
Common equity distributions	(14,500)

Balance at June 30, 2018	$430,199

Balance at December 31, 2018	$444,950

Net income	22,026

Balance at June 30, 2019	$466,976

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$58	$58	$—	—
Commercial	54	55	(1)	(2)
Industrial	8	9	(1)	(11)
Governmental	19	18	1	6
Total billed retail	139	140	(1)	(1)
Sales for resale:
Non-associated companies	9	6	3	50
Other	9	14	(5)	(36)
Total	$157	$160	($3)	(2)

Billed Electric Energy Sales (GWh):
Residential	517	490	27	6
Commercial	549	527	22	4
Industrial	105	111	(6)	(5)
Governmental	198	185	13	7
Total retail	1,369	1,313	56	4
Sales for resale:
Non-associated companies	461	310	151	49
Total	1,830	1,623	207	13

	Six Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$110	$123	($13)	(11)
Commercial	100	109	(9)	(8)
Industrial	16	17	(1)	(6)
Governmental	35	36	(1)	(3)
Total billed retail	261	285	(24)	(8)
Sales for resale:
Non-associated companies	19	19	—	—
Other	8	11	(3)	(27)
Total	$288	$315	($27)	(9)

Billed Electric Energy Sales (GWh):
Residential	1,028	1,067	(39)	(4)
Commercial	1,041	1,051	(10)	(1)
Industrial	202	210	(8)	(4)
Governmental	379	366	13	4
Total retail	2,650	2,694	(44)	(2)
Sales for resale:
Non-associated companies	989	937	52	6
Total	3,639	3,631	8	—

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2019 Compared to Second Quarter 2018

Net income increased $8.1 million primarily due to an increase in retail electric price, higher other income, and lower interest expense, partially offset by higher depreciation and amortization expenses.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net income increased $12.1 million primarily due to an increase in retail electric price, higher other income, lower interest expense, and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Operating Revenues

Second Quarter 2019 Compared to Second Quarter 2018

Following is an analysis of the change in operating revenues comparing the second quarter 2019 to the second quarter 2018:

Amount
(In Millions)
2018 operating revenues	$403.5
Fuel, rider, and other revenues that do not significantly affect net income	(26.7)
Return of unprotected excess accumulated deferred income taxes to customers	(20.3)
Retail electric price	7.1
2019 operating revenues	$363.6

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018. There is no effect on net income as the reduction in operating revenues is offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an annual base rate increase effective October 2018 as approved by the PUCT. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case filing.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2019 to the six months ended June 30, 2018:

Amount
(In Millions)
2018 operating revenues	$752.4
Fuel, rider, and other revenues that do not significantly affect net income	(23.4)
Return of unprotected excess accumulated deferred income taxes to customers	(42.6)
Retail electric price	17.7
2019 operating revenues	$704.1

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018. There is no effect on net income as the reduction in operating revenues is offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an annual base rate increase effective October 2018 as approved by the PUCT. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case filing.

Other Income Statement Variances

Second Quarter 2019 Compared to Second Quarter 2018

Depreciation and amortization expenses increased primarily as a result of new rates established in the settlement of the 2018 base rate case and additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2019, including the Montgomery County Power Station project.

Interest expense decreased primarily due to an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2019, including the Montgomery County Power Station project.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2019 as compared to 2018;

•	an increase of $1.9 million in information technology costs primarily due to higher labor costs and higher software maintenance costs in 2019 as compared to 2018;

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $1.9 million in advanced metering costs, including customer education; and

•	an increase of $1.6 million in costs related to customer initiatives to explore new technologies and services.

Depreciation and amortization expenses increased primarily as a result of new rates established in the settlement of the 2018 base rate case and additions to plant in service.

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

Income Taxes

The effective income tax rates were (43.5%) for the second quarter 2019 and (98.3%) for the six months ended June 30, 2019. The differences in the effective income tax rates for the second quarter 2019 and the six months ended June 30, 2019 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was 22% for the second quarter 2018. The difference in the effective income tax rate for the second quarter 2018 versus the federal statutory rate of 21% was primarily due to an IRS audit settlement for the 2012-2013 tax returns. See Note 3 to the financial statements in the Form 10-K for a discussion of the IRS audit settlement.

The effective income tax rate was 22.1% for the six months ended June 30, 2018. The difference in the effective income tax rate for the six months ended June 30, 2018 versus the federal statutory rate of 21% was primarily due to the write-off of a stock-based compensation deferred tax asset in 2018.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$56	$115,513

Cash flow provided by (used in):
Operating activities	106,877	90,479
Investing activities	(402,651)	(124,925)
Financing activities	297,565	(40,668)
Net increase (decrease) in cash and cash equivalents	1,791	(75,114)

Cash and cash equivalents at end of period	$1,847	$40,399

Operating Activities

Net cash flow provided by operating activities increased $16.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the timing of recovery of fuel and purchased power costs.

Investing Activities

Net cash flow used in investing activities increased $277.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to:

•	an increase of $168.2 million in fossil-fueled generation construction expenditures primarily due to increased spending on the Montgomery County Power Station;

•	an increase of $65.6 million in transmission construction expenditures primarily due to a higher scope of work performed in 2019 as compared to 2018; and

•	money pool activity.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $34.9 million for the six months ended June 30, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Texas’s financing activities provided $297.6 million of cash for the six months ended June 30, 2019 compared to using $40.7 million of cash for the six months ended June 30, 2018 primarily due to the issuance of $300 million of 4.0% Series mortgage bonds and $400 million of 4.5% Series mortgage bonds in January 2019, partially offset by the repayment, at maturity, of $500 million of 7.125% Series mortgage bonds in February 2019 and money pool activity.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $146.3 million for the six months ended June 30, 2019.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Texas is primarily due to the net issuance of $200 million of mortgage bonds in 2019.

	June 30, 2019	December 31, 2018
Debt to capital	53.0%	51.6%
Effect of excluding the securitization bonds	(3.9%)	(5.2%)
Debt to capital, excluding securitization bonds (a)	49.1%	46.4%
Effect of subtracting cash	(0.1%)	—%
Net debt to net capital, excluding securitization bonds (a)	49.0%	46.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

The current annual amounts of Entergy Texas’s planned construction and other capital investments are as follows:

	2019	2020	2021
	(In Millions)
Planned construction and capital investment:
Generation	$465	$215	$130
Transmission	260	235	80
Distribution	160	180	405
Utility Support	60	45	40
Total	$945	$675	$655

The updated capital plan for 2019-2021 reflects incremental capital investments to improve reliability and enable new customer products and services. The capital plan includes specific investments such as the Montgomery County Power Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; system improvements; software and security; and other investments.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
(In Thousands)
($168,664)	($22,389)	$10,001	$44,903

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in September 2023.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of June 30, 2019, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2019, a $29.5 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Base Rate Case

In January 2019, Entergy Texas filed for recovery of rate case expenses totaling $7.2 million. The amounts requested primarily include internal and external expenses related to litigating the 2018 base rate case. Parties filed testimony in April 2019 recommending a disallowance ranging from $3.2 million to $4.2 million of the $7.2 million requested. In May 2019, Entergy Texas filed rebuttal testimony responding to the parties’ positions. A hearing is scheduled for September 2019.

Distribution Cost Recovery Factor (DCRF) Rider

In March 2019, Entergy Texas filed with the PUCT a request to set a new DCRF rider. The proposed new DCRF rider is designed to collect approximately $3.2 million annually from Entergy Texas’s retail customers based on its capital invested in distribution between January 1, 2018 and December 31, 2018. In June 2019 the ALJ issued an order approving interim rates effective June 2019 at the level proposed in Entergy Texas’s application. The proceeding has been returned to the PUCT for approval of the settlement agreement filed in the proceeding, at which point the interim rates would become permanent.

Transmission Cost Recovery Factor (TCRF) Rider

In December 2018, Entergy Texas filed with the PUCT a request to set a new TCRF rider. The proposed new TCRF rider is designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and September 30, 2018. In April 2019 parties filed testimony proposing a load growth adjustment, which would have fully offset Entergy Texas’s proposed TCRF revenue requirement. In July 2019 the PUCT granted Entergy Texas’s application as filed to begin recovery of the requested $2.7 million annual revenue requirement, rejecting opposing parties’ proposed adjustment; however, the PUCT found that the question of prudence of the actual investment costs should be determined in Entergy Texas’s next rate case similar to the procedure used for the costs recovered through the DCRF rider.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$363,580	$403,486	$704,054	$752,426

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	16,971	57,089	65,074	75,795
Purchased power	171,133	150,568	312,001	310,260
Other operation and maintenance	61,426	59,848	121,052	112,522
Taxes other than income taxes	21,263	20,306	39,903	40,709
Depreciation and amortization	37,312	31,141	74,349	61,907
Other regulatory charges - net	19,453	25,897	38,912	51,514
TOTAL	327,558	344,849	651,291	652,707

OPERATING INCOME	36,022	58,637	52,763	99,719

OTHER INCOME
Allowance for equity funds used during construction	6,413	1,833	11,494	3,494
Interest and investment income	374	542	2,056	1,097
Miscellaneous - net	1,228	(735)	865	(622)
TOTAL	8,015	1,640	14,415	3,969

INTEREST EXPENSE
Interest expense	20,153	21,835	42,613	43,886
Allowance for borrowed funds used during construction	(3,256)	(1,033)	(5,836)	(1,971)
TOTAL	16,897	20,802	36,777	41,915

INCOME BEFORE INCOME TAXES	27,140	39,475	30,401	61,773

Income taxes	(11,796)	8,686	(29,877)	13,634

NET INCOME	$38,936	$30,789	$60,278	$48,139

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$60,278	$48,139
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	74,349	61,907
Deferred income taxes, investment tax credits, and non-current taxes accrued	8,895	(19,785)
Changes in assets and liabilities:
Receivables	25,236	(25,987)
Fuel inventory	(589)	(1,710)
Accounts payable	(15,596)	906
Taxes accrued	(9,091)	20,439
Interest accrued	(7,787)	(678)
Deferred fuel costs	(12,445)	(37,103)
Other working capital accounts	1,998	9,614
Provisions for estimated losses	(3,294)	434
Other regulatory assets	28,742	39,592
Other regulatory liabilities	(50,817)	10,072
Pension and other postretirement liabilities	(3,899)	(13,330)
Other assets and liabilities	10,897	(2,031)
Net cash flow provided by operating activities	106,877	90,479

INVESTING ACTIVITIES
Construction expenditures	(424,229)	(169,856)
Allowance for equity funds used during construction	11,551	3,562
Changes in money pool receivable - net	—	34,902
Changes in securitization account	10,027	6,467
Net cash flow used in investing activities	(402,651)	(124,925)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	691,808	—
Retirement of long-term debt	(541,442)	(39,722)
Change in money pool payable - net	146,275	—
Other	924	(946)
Net cash flow provided by (used in) financing activities	297,565	(40,668)

Net increase (decrease) in cash and cash equivalents	1,791	(75,114)
Cash and cash equivalents at beginning of period	56	115,513
Cash and cash equivalents at end of period	$1,847	$40,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$49,229	$43,188
Income taxes	$2,292	($624)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,816	$26
Temporary cash investments	31	30
Total cash and cash equivalents	1,847	56
Securitization recovery trust account	30,159	40,185
Accounts receivable:
Customer	78,561	69,714
Allowance for doubtful accounts	(429)	(461)
Associated companies	19,121	64,441
Other	10,233	12,275
Accrued unbilled revenues	64,535	51,288
Total accounts receivable	172,021	197,257
Fuel inventory - at average cost	43,256	42,667
Materials and supplies - at average cost	43,697	41,883
Prepayments and other	6,852	15,903
TOTAL	297,832	337,951

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	424	448
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,647	19,218
TOTAL	20,447	20,042

UTILITY PLANT
Electric	4,958,751	4,773,984
Construction work in progress	514,289	325,193
TOTAL UTILITY PLANT	5,473,040	5,099,177
Less - accumulated depreciation and amortization	1,716,977	1,684,569
UTILITY PLANT - NET	3,756,063	3,414,608

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $202,972 as of June 30, 2019 and $236,336 as of December 31, 2018)	569,306	598,048
Other	31,235	29,371
TOTAL	600,541	627,419

TOTAL ASSETS	$4,674,883	$4,400,020

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$500,000
Accounts payable:
Associated companies	215,725	119,371
Other	181,804	150,679
Customer deposits	40,657	43,387
Taxes accrued	44,422	53,513
Interest accrued	16,568	24,355
Current portion of unprotected excess accumulated deferred income taxes	55,391	87,627
Deferred fuel costs	7,252	19,697
Other	8,366	6,353
TOTAL	570,185	1,004,982

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	564,171	552,535
Accumulated deferred investment tax credits	10,867	11,176
Regulatory liability for income taxes - net	249,912	264,623
Other regulatory liabilities	44,014	47,884
Asset retirement cost liabilities	7,423	7,222
Accumulated provisions	10,562	13,856
Pension and other postretirement liabilities	905	4,834
Long-term debt (includes securitization bonds of $242,357 as of June 30, 2019 and $283,659 as of December 31, 2018)	1,664,936	1,013,735
Other	69,228	56,771
TOTAL	2,622,018	1,972,636

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2019 and 2018	49,452	49,452
Paid-in capital	596,994	596,994
Retained earnings	836,234	775,956
TOTAL	1,482,680	1,422,402

TOTAL LIABILITIES AND EQUITY	$4,674,883	$4,400,020

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2017	$49,452	$596,994	$613,721	$1,260,167

Net income	—	—	48,139	48,139

Balance at June 30, 2018	$49,452	$596,994	$661,860	$1,308,306

Balance at December 31, 2018	$49,452	$596,994	$775,956	$1,422,402

Net income	—	—	60,278	60,278

Balance at June 30, 2019	$49,452	$596,994	$836,234	$1,482,680

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$147	$151	($4)	(3)
Commercial	81	95	(14)	(15)
Industrial	91	103	(12)	(12)
Governmental	6	6	—	—
Total billed retail	325	355	(30)	(8)
Sales for resale:
Associated companies	14	15	(1)	(7)
Non-associated companies	—	10	(10)	(100)
Other	25	23	2	9
Total	$364	$403	($39)	(10)

Billed Electric Energy Sales (GWh):
Residential	1,308	1,312	(4)	—
Commercial	1,122	1,135	(13)	(1)
Industrial	1,949	2,036	(87)	(4)
Governmental	63	72	(9)	(13)
Total retail	4,442	4,555	(113)	(2)
Sales for resale:
Associated companies	383	387	(4)	(1)
Non-associated companies	56	323	(267)	(83)
Total	4,881	5,265	(384)	(7)

	Six Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$295	$299	($4)	(1)
Commercial	160	180	(20)	(11)
Industrial	178	186	(8)	(4)
Governmental	11	12	(1)	(8)
Total billed retail	644	677	(33)	(5)
Sales for resale:
Associated companies	28	28	—	—
Non-associated companies	3	20	(17)	(85)
Other	29	27	2	7
Total	$704	$752	($48)	(6)

Billed Electric Energy Sales (GWh):
Residential	2,668	2,786	(118)	(4)
Commercial	2,168	2,218	(50)	(2)
Industrial	3,780	3,868	(88)	(2)
Governmental	125	142	(17)	(12)
Total retail	8,741	9,014	(273)	(3)
Sales for resale:
Associated companies	785	753	32	4
Non-associated companies	152	517	(365)	(71)
Total	9,678	10,284	(606)	(6)

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

Second Quarter 2019 Compared to Second Quarter 2018

Net income increased $1.1 million primarily due to the increase in operating revenues resulting from changes in rate base as compared to the prior year.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net income increased $2.4 million primarily due to the increase in operating revenues resulting from changes in rate base as compared to the prior year.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$95,685	$287,187

Cash flow provided by (used in):
Operating activities	130,376	122,760
Investing activities	(13,477)	(158,956)
Financing activities	(128,623)	7,786
Net decrease in cash and cash equivalents	(11,724)	(28,410)

Cash and cash equivalents at end of period	$83,961	$258,777

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased by $7.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a decrease in spending of $33.5 million on nuclear refueling outages in 2019 as compared to the same period in 2018, partially offset by the timing of collections of receivables.

Investing Activities

Net cash flow used in investing activities decreased $145.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to:

•
a decrease of $115.5 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	a decrease of $47.1 million in nuclear construction expenditures as a result of work performed in 2018 on Grand Gulf outage projects.

The decrease was partially offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $35.6 million for the six months ended June 30, 2019 compared to decreasing by $47.5 million for the six months ended June 30, 2018.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities used $128.6 million of cash for the six months ended June 30, 2019 compared to providing $7.8 million of cash for the six months ended June 30, 2018 primarily due to the following activity:

•	the issuance in March 2018 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity;

•
an increase of $24.8 million in common stock dividends and distributions in 2019. Common stock dividends and distributions were lower in 2018 in anticipation of the excess accumulated deferred income taxes being returned to customers as a result of the Tax Cuts and Jobs Act;

•	net short-term borrowings of $21 million in 2018 on the nuclear fuel company variable interest entity’s credit facility; and

•
net repayments of long-term borrowings of $39.5 million in 2019 on the nuclear fuel company variable interest entity’s credit facility compared to net repayments of long-term borrowings of $50 million in 2018 on the nuclear fuel company variable interest entity’s credit facility.

In March 2019, System Energy issued $134 million of 2.50% Series 2019 revenue refunding bonds due April 2022. The proceeds were used to redeem, prior to maturity, $134 million of 5.875% Series 1998 pollution control revenue refunding bonds due April 2022. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Capital Structure

System Energy’s debt to capital ratio is shown in the following table.

	June 30, 2019	December 31, 2018
Debt to capital	45.9%	46.1%
Effect of subtracting cash	(3.8%)	(4.0%)
Net debt to net capital	42.1%	42.1%

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

The current annual amounts of System Energy’s planned construction and other capital investments are as follows:

	2019	2020	2021
	(In Millions)
Planned construction and capital investment:
Generation	$145	$160	$75
Utility Support	10	20	15
Total	$155	$180	$90

The updated capital plan for 2019-2021 reflects capital plan refinements and includes specific Grand Gulf investments and initiatives.

System Energy’s receivables from the money pool were as follows:

June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
(In Thousands)
$71,534	$107,122	$64,136	$111,667

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in September 2021. As of June 30, 2019, $74.4 million in letters of credit to support a like amount of commercial paper issued were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Capital Funds Agreement

Pursuant to the terms of the Capital Funds Agreement, Entergy Corporation had agreed to supply System Energy with sufficient capital to (i) maintain System Energy’s equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt), (ii) permit the continued commercial operation of Grand Gulf, and (iii) pay in full when due all indebtedness for borrowed money of System Energy. Effective July 19, 2019, the Capital Funds Agreement was terminated.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

See the Form 10-K for a discussion of the return on equity complaints filed by the APSC and the MPSC and by the LPSC against System Energy. The LPSC’s complaint also includes a challenge to System Energy’s capital structure. In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing the return on equity complaint, with a refund effective date of April 2018. The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The consolidated hearing has been scheduled for September 2019, and the parties are required to address an order (issued in a separate proceeding involving New England transmission owners) that proposed modifying the FERC’s standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC initiated a new proceeding for the amended capital structure complaint, and System Energy submitted a response in October 2018. In January 2019 the FERC set the amended capital structure complaint for settlement and hearing proceedings. Settlement procedures in the capital structure proceeding commenced in February 2019. As noted below, in June 2019 settlement discussions were terminated and the amended capital structure complaint was consolidated with the ongoing return on equity proceeding.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

In May 2019 the FERC staff filed its direct and answering testimony in the return on equity proceeding. For the first refund period, the FERC staff calculates an authorized return on equity for System Energy of 9.89% based on the application of FERC’s proposed methodology. The FERC staff’s direct and answering testimony noted that an authorized return on equity of 9.89% for the first refund period was within the range of presumptively just and reasonable returns on equity for the second refund period, as calculated using a study period ending January 31, 2019 for the second refund period.

In June 2019, System Entergy filed testimony responding to the testimony filed by the FERC staff. Among other things, System Energy’s testimony rebutted arguments raised by the FERC staff and provided updated calculations for the second refund period based on the study period ending May 31, 2019. For that refund period, System Energy’s testimony shows that strict application of the return on equity methodology proposed by the FERC staff indicates that the second complaint would not be dismissed, and the new return on equity would be set at 9.65% (median) or 9.74% (midpoint). System Energy’s testimony argues that these results are insufficient in light of benchmarks such as state returns on equity and treasury bond yields, and instead proposes that the calculated returns on equity for the second period should be either 9.91% (median) or 10.3% (midpoint). System Energy’s testimony also argues that, under application of its proposed modified methodology, the 10.10% return on equity calculated for the first refund period would fall within the range of presumptively just and reasonable returns on equity for the second refund period. System Energy is recording a provision against revenue for the potential outcome of this proceeding.

Also in June 2019, the FERC’s Chief ALJ issued an order terminating settlement discussions in the amended complaint addressing System Energy’s capital structure. The ALJ consolidated the amended complaint with the ongoing return on equity proceeding and set new procedural deadlines for the consolidated hearing, such that the hearing will commence in January 2020 and the initial decision will be due in June 2020.

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

In June 2019 System Energy filed answering testimony in the sale-leaseback complaint proceeding arguing that the FERC should reject all claims for refunds.  Among other things, System Energy argued that claims for refunds of the costs of lease renewal payments and capital additions should be rejected because those costs were recovered consistent with the Unit Power Sales Agreement formula rate, System Energy was not over or double recovering any costs, and ratepayers will save approximately $850 million over initial and renewal terms of the leases.  System Energy argued that claims for refunds associated with liabilities arising from uncertain tax positions should be rejected because the liabilities do not provide cost-free capital, the repayment timing of the liabilities is uncertain, and the outcome of the underlying tax positions is uncertain.  System Energy’s testimony also challenged the refund calculations supplied by the other parties.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$139,009	$112,456	$279,113	$260,899

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	21,026	2,030	42,587	30,455
Nuclear refueling outage expenses	8,415	2,820	16,601	6,792
Other operation and maintenance	52,468	48,695	97,750	94,034
Decommissioning	8,888	8,541	17,687	16,998
Taxes other than income taxes	7,176	6,866	14,715	13,963
Depreciation and amortization	26,574	33,467	53,148	66,788
Other regulatory credits - net	(9,838)	(13,369)	(19,043)	(22,478)
TOTAL	114,709	89,050	223,445	206,552

OPERATING INCOME	24,300	23,406	55,668	54,347

OTHER INCOME
Allowance for equity funds used during construction	1,678	2,904	3,267	5,004
Interest and investment income	6,371	2,943	13,362	9,829
Miscellaneous - net	(1,490)	(1,794)	(2,718)	(2,970)
TOTAL	6,559	4,053	13,911	11,863

INTEREST EXPENSE
Interest expense	8,524	9,656	17,921	18,981
Allowance for borrowed funds used during construction	(410)	(736)	(799)	(1,268)
TOTAL	8,114	8,920	17,122	17,713

INCOME BEFORE INCOME TAXES	22,745	18,539	52,457	48,497

Income taxes	(1,727)	(4,848)	4,407	2,802

NET INCOME	$24,472	$23,387	$48,050	$45,695

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$48,050	$45,695
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	106,972	109,682
Deferred income taxes, investment tax credits, and non-current taxes accrued	4,799	7,010
Changes in assets and liabilities:
Receivables	(15,402)	14,093
Accounts payable	(6,770)	32,681
Prepaid taxes and taxes accrued	(3,196)	(7,100)
Interest accrued	(1,275)	785
Other working capital accounts	1,205	(64,758)
Other regulatory assets	(7,238)	(16,939)
Other regulatory liabilities	87,502	(12,894)
Pension and other postretirement liabilities	(2,121)	(6,551)
Other assets and liabilities	(82,150)	21,056
Net cash flow provided by operating activities	130,376	122,760

INVESTING ACTIVITIES
Construction expenditures	(58,714)	(105,035)
Allowance for equity funds used during construction	3,267	5,004
Nuclear fuel purchases	(1,964)	(99,164)
Proceeds from the sale of nuclear fuel	18,280	—
Proceeds from nuclear decommissioning trust fund sales	190,975	199,403
Investment in nuclear decommissioning trust funds	(200,909)	(206,695)
Changes in money pool receivable - net	35,588	47,531
Net cash flow used in investing activities	(13,477)	(158,956)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	847,380	99,985
Retirement of long-term debt	(888,003)	(50,002)
Changes in short-term borrowings - net	—	21,043
Common stock dividends and distributions	(88,000)	(63,240)
Net cash flow provided by (used in) financing activities	(128,623)	7,786

Net decrease in cash and cash equivalents	(11,724)	(28,410)
Cash and cash equivalents at beginning of period	95,685	287,187
Cash and cash equivalents at end of period	$83,961	$258,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$12,462	$8,592

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,109	$68
Temporary cash investments	82,852	95,617
Total cash and cash equivalents	83,961	95,685
Accounts receivable:
Associated companies	128,409	148,571
Other	5,366	5,390
Total accounts receivable	133,775	153,961
Materials and supplies - at average cost	103,902	97,225
Deferred nuclear refueling outage costs	28,129	44,424
Prepaid taxes	8,611	5,415
Prepayments and other	11,399	2,985
TOTAL	369,777	399,695

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	986,761	869,543
TOTAL	986,761	869,543

UTILITY PLANT
Electric	5,033,870	5,036,116
Construction work in progress	107,187	70,156
Nuclear fuel	167,886	234,889
TOTAL UTILITY PLANT	5,308,943	5,341,161
Less - accumulated depreciation and amortization	3,249,715	3,212,080
UTILITY PLANT - NET	2,059,228	2,129,081

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	453,609	446,371
Other	3,937	4,124
TOTAL	457,546	450,495

TOTAL ASSETS	$3,873,312	$3,848,814

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$8	$6
Accounts payable:
Associated companies	4,936	11,031
Other	40,273	47,565
Interest accrued	12,020	13,295
Current portion of unprotected excess accumulated deferred income taxes	—	4,426
Other	2,833	2,832
TOTAL	60,070	79,155

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	815,895	805,296
Accumulated deferred investment tax credits	38,034	38,673
Regulatory liability for income taxes - net	148,598	158,998
Other regulatory liabilities	484,215	381,887
Decommissioning	913,687	896,000
Pension and other postretirement liabilities	96,518	98,639
Long-term debt	590,638	630,744
Other	28,409	22,224
TOTAL	3,115,994	3,032,461

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2019 and 2018	601,850	601,850
Retained earnings	95,398	135,348
TOTAL	697,248	737,198

TOTAL LIABILITIES AND EQUITY	$3,873,312	$3,848,814

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2017	$658,350	$52,459	$710,809

Net income	—	45,695	45,695
Common stock dividends and distributions	(56,500)	(6,740)	(63,240)

Balance at June 30, 2018	$601,850	$91,414	$693,264

Balance at December 31, 2018	$601,850	$135,348	$737,198

Net income	—	48,050	48,050
Common stock dividends	—	(88,000)	(88,000)

Balance at June 30, 2019	$601,850	$95,398	$697,248

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “PART I, Item 1, Litigation” in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.  Also see Notes 1 and 2 to the financial statements herein and “Item 5, Other Information, Environmental Regulation” below for updates regarding environmental proceedings and regulation.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

4/01/2019-4/30/2019	—	$—	—	$350,052,918
5/01/2019-5/31/2019	—	$—	—	$350,052,918
6/01/2019-6/30/2019	—	$—	—	$350,052,918
Total	—	$—	—

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

Nuclear Waste Policy Act of 1982

Nuclear Plant Decommissioning

In March 2019 filings with the NRC were made reporting on decommissioning funding for all of Entergy subsidiaries’ nuclear plants.  Those reports showed that decommissioning funding for each of the nuclear plants met the NRC’s financial assurance requirements.

Environmental Regulation

Following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Potential Legislative, Regulatory, and Judicial Developments

As discussed in the Form 10-K, Entergy continues to support national legislation that would increase planning certainty for electric utilities while addressing carbon dioxide emissions in a responsible and flexible manner. Entergy voluntarily conducted a climate scenario analysis and published a comprehensive report in March 2019. The report follows the framework and recommendations of the Task Force on Climate-related Disclosures, describing climate-related governance, strategy, risk management, and metrics and targets. Scenario analysis resulted in Entergy developing and publishing a new goal of reducing the Utility’s emission rate by 50 percent from 2000 levels by 2030.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced in June 2013, the EPA was directed to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In January 2014 the EPA issued the proposed New Source Performance Standards rule for new sources. In June 2014 the EPA issued proposed standards for existing power plants.  Entergy was actively engaged in the rulemaking process and submitted comments to the EPA in December 2014. The EPA issued the final rules for both new and existing sources in August 2015, and they were published in the Federal Register in October 2015. The existing source rule, also called the Clean Power Plan, required states to develop plans for compliance with the EPA’s emission standards. In February 2016 the U.S. Supreme Court issued a stay halting the effectiveness of the rule until the rule is reviewed by the D.C. Circuit and by the U.S. Supreme Court, if further review is granted. In March 2017 the current administration issued an executive order entitled “Promoting Energy Independence and Economic Growth” instructing the EPA to review and then to suspend, revise, or rescind the Clean Power Plan, if appropriate. The EPA subsequently asked the D.C. Circuit to hold the challenges to the Clean Power Plan and the greenhouse gas new source performance standards in abeyance and signed a notice of withdrawal of the proposed federal plan, model trading rules, and the Clean Energy Incentive Program. The court placed the litigation in abeyance in April 2017. The EPA Administrator also sent a letter to the affected governors explaining that states are not currently required to meet Clean Power Plan deadlines, some of which have passed. In October 2017 the EPA proposed a new rule that would repeal the Clean Power Plan on the grounds that it exceeds the EPA’s statutory authority under the

Clean Air Act. In December 2017 the EPA issued an advanced notice of proposed rulemaking regarding section 111(d), seeking comment on the form and content of a replacement for the Clean Power Plan, if one is promulgated. In July 2019 the EPA released its repeal and replacement of the Clean Power Plan. The Affordable Clean Energy Rule, which applies only to existing coal-fired electric generating units, determines that heat rate improvements are the best system of emission reductions and lists six candidate technologies for consideration by states at each coal unit. The rule provides states discretion in determining how the best system for emission reductions applies to individual units, including through the consideration of technical feasibility and the remaining useful life of the facility. Entergy is evaluating the final rule’s impacts on its coal units and will monitor anticipated litigation.

Groundwater at Certain Nuclear Sites

As discussed in the Form 10-K, in February 2016, Entergy disclosed that elevated tritium levels had been detected in samples from several monitoring wells that are part of Indian Point’s groundwater monitoring program.  Investigation of the source of elevated tritium determined that the source was related to a temporary system to process water in preparation for the regularly scheduled refueling outage at Indian Point 2. The NRC had issued a notice of violation related to the adequacy of Entergy’s controls to prevent the introduction of radioactivity into the site groundwater. Entergy completed corrective actions and, in February 2019, the NRC concluded that Entergy had achieved full compliance and closed the violation.

Steam Electric Effluent Guidelines

The 2015 Steam Electric Effluent Limitations Guidelines (ELG) rule requires, among other things, that there be no discharge of bottom ash transport water. The no-discharge requirement contains no exceptions and could be a problem for Entergy’s coal facilities during storm events and under certain non-routine operational conditions. The ELG rule’s compliance dates currently are delayed while the EPA reconsiders the rule. Additionally, the Fifth Circuit Court of Appeals recently vacated and remanded the provisions of the rule related to legacy wastewater and leachate. A proposed rule revision on bottom ash transport water is expected in the third quarter 2019 which may allow some flexibility for storm events and non-routine operations, with a final rule expected by the end of the year. A separate rulemaking is expected to address the legacy wastewater and leachate issues.

Item 6.  Exhibits

4(a) -	Thirty-eighth Supplemental Indenture, dated as of June 1, 2019, to Entergy Mississippi Mortgage and Deed of Trust, dated as of February 1, 1988 (4.46 to Form 8-K filed June 5, 2019 in 1-31508).

+10(a) -	2019 Entergy Corporation Omnibus Incentive Plan (Appendix B to 2019 Proxy Statement, dated March 22, 2019 in 1-11299).

*+10(b) -	The 2019 Entergy Corporation Non-Employee Director Stock Program.

*+10(c) -	2019 Entergy Corporation Non-Employee Director Service Recognition Program.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*32(a) -	Section 1350 Certification for Entergy Corporation.

*32(b) -	Section 1350 Certification for Entergy Corporation.

*32(c) -	Section 1350 Certification for Entergy Arkansas.

*32(d) -	Section 1350 Certification for Entergy Arkansas.

*32(e) -	Section 1350 Certification for Entergy Louisiana.

*32(f) -	Section 1350 Certification for Entergy Louisiana.

*32(g) -	Section 1350 Certification for Entergy Mississippi.

*32(h) -	Section 1350 Certification for Entergy Mississippi.

*32(i) -	Section 1350 Certification for Entergy New Orleans.

*32(j) -	Section 1350 Certification for Entergy New Orleans.

*32(k) -	Section 1350 Certification for Entergy Texas.

*32(l) -	Section 1350 Certification for Entergy Texas.

*32(m) -	Section 1350 Certification for System Energy.

*32(n) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

/s/ Kimberly A. Fontan
Kimberly A. Fontan Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:    August 6, 2019