Form 10-Q
period 2019-09-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES, INC; ENTERGY ARKANSAS, LLC; ENTERGY MISSISSIPPI, LLC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, LLC
filed 2019-11-05
CIK 65984, 202584, 7323, 66901, 1348952, 1427437, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
83-1950019

__________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Trading Symbol	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value	ETR	New York Stock Exchange
	Common Stock, $0.01 Par Value	ETR	NYSE Chicago, Inc.

Entergy Arkansas, LLC	Mortgage Bonds, 4.90% Series due December 2052	EAB	New York Stock Exchange
	Mortgage Bonds, 4.75% Series due June 2063	EAE	New York Stock Exchange
	Mortgage Bonds, 4.875% Series due September 2066	EAI	New York Stock Exchange

Entergy Louisiana, LLC	Mortgage Bonds, 5.25% Series due July 2052	ELJ	New York Stock Exchange
	Mortgage Bonds, 4.70% Series due June 2063	ELU	New York Stock Exchange
	Mortgage Bonds, 4.875% Series due September 2066	ELC	New York Stock Exchange

Entergy Mississippi, LLC	Mortgage Bonds, 4.90% Series due October 2066	EMP	New York Stock Exchange

Entergy New Orleans, LLC	Mortgage Bonds, 5.0% Series due December 2052	ENJ	New York Stock Exchange
	Mortgage Bonds, 5.50% Series due April 2066	ENO	New York Stock Exchange

Entergy Texas, Inc.	Mortgage Bonds, 5.625% Series due June 2064	EZT	New York Stock Exchange
	5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share)	ETI/PR	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at October 31, 2019
Entergy Corporation	($0.01 par value)	199,102,083

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10‑K for the calendar year ended December 31, 2018 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
Pilgrim
Pilgrim Nuclear Power Station (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in May 2019 and was sold in August 2019

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

Results of Operations

Third Quarter 2019 Compared to Third Quarter 2018

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the third quarter 2019 to the third quarter 2018 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
3rd Quarter 2018 Consolidated Net Income (Loss)	$507,745	$105,571	($73,498)	$539,818

Operating revenues	115,943	(79,717)	30	36,256
Fuel, fuel-related expenses, and gas purchased for resale	(138,700)	6,349	21	(132,330)
Purchased power	(120,948)	(2,072)	(21)	(123,041)
Other regulatory charges (credits)	(32,316)	—	—	(32,316)
Other operation and maintenance	23,668	(72,791)	806	(48,317)
Asset write-offs, impairments, and related charges	—	42,871	—	42,871
Taxes other than income taxes	10,379	(6,268)	(296)	3,815
Depreciation and amortization	55,786	(1,716)	521	54,591
Other income	(18,467)	(82,237)	230	(100,474)
Interest expense	10,273	(2,766)	(935)	6,572
Other expenses	6,382	15,707	—	22,089
Income taxes	208,733	104,804	(1,330)	312,207

3rd Quarter 2019 Consolidated Net Income (Loss)	$581,964	($140,501)	($72,004)	$369,459

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Third quarter 2019 results of operations includes a loss of $191 million ($156 million net-of-tax) as a result of the sale of the Pilgrim plant in August 2019. See Note 16 to the financial statements herein and Note 13 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant.

Third quarter 2018 results of operations includes impairment charges of $155 million ($123 million net-of-tax) due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business, a $107 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a restructuring of the investment holdings in one of its nuclear plant decommissioning trust funds, and a $23 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a state income tax audit. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 3 to the financial statements in the Form 10-K for discussion of the state income tax audit and restructuring of its interest in the decommissioning trust fund.

Utility

Following is an analysis of the change in operating revenues comparing the third quarter 2019 to the third quarter 2018:

Amount
(In Millions)
2018 operating revenues	$2,724
Fuel, rider, and other revenues that do not significantly affect net income	(218)
Return of unprotected excess accumulated deferred income taxes to customers	186
Retail electric price	99
Volume/weather	49
2019 operating revenues	$2,840

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In third quarter 2019, $91 million was returned to customers through reductions in operating revenues as compared to $277 million in third quarter 2018. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

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

•	an increase in formula rate plan rates effective with the first billing cycle of January 2019 at Entergy Arkansas, as approved by the APSC;

•	a base rate increase effective October 2018 at Entergy Texas, as approved by the PUCT; and

•	an increase in formula rate plan revenues at Entergy Mississippi effective with the first billing cycle of July 2019, as approved by the MPSC.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to increased usage during the unbilled sales period.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $380 million for the third quarter 2018 to $300 million for the third quarter 2019 primarily due to the shutdown of Pilgrim in May 2019 and lower capacity prices.

Following are key performance measures for Entergy Wholesale Commodities for the third quarters 2019 and 2018:

	2019	2018
Owned capacity (MW) (a)	3,274	3,962
GWh billed	6,847	7,576

Entergy Wholesale Commodities Nuclear Fleet (b)
Capacity factor	98%	90%
GWh billed	6,210	6,976
Average energy price ($/MWh)	$37.29	$38.01
Average capacity price ($/kW-month)	$4.50	$9.32

(a)	The reduction in owned capacity is due to the shutdown of the 688 MW Pilgrim plant in May 2019.

(b)	The Entergy Wholesale Commodities nuclear power plants had no refueling outage days in the third quarters 2019 and 2018.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $635 million for the third quarter 2018 to $658 million for the third quarter 2019 primarily due to:

•	an increase of $11 million in spending on customer initiatives to explore new technologies and services and continuous customer improvement;

•	an increase of $10 million in information technology costs primarily due to higher costs related to improved infrastructure, enhanced security, and upgrades and maintenance;

•	an increase of $9 million in loss provisions;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
an increase of $4 million in distribution operations and asset management costs primarily due to higher advanced metering customer education costs and higher contract costs for meter reading services; and

•	an increase of $4 million in storm damage provisions at Entergy Mississippi. See Note 2 to the financial statements herein and in the Form 10-K for discussion of storm cost recovery.

The increase was partially offset by:

•
a decrease of $11 million in nuclear generation expenses primarily due to a lower scope of work performed in the third quarter 2019 as compared to the third quarter 2018 and the effect of recording the final court decision in the River Bend lawsuit against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of approximately $5 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation;

•
a $6 million loss in third quarter 2018 on the sale of fuel oil inventory per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Act. There is no effect on net income as the loss on the sale of fuel oil inventory is offset by a reduction in income tax expense; and

•	a decrease of $5 million in energy efficiency costs due to the timing of recovery from customers.

Depreciation and amortization expenses increased primarily due to:

•	additions to plant in service, including the St. Charles Power Station;

•	a reduction of approximately $26 million in depreciation expense recorded in the third quarter 2018 as part of a settlement approved by the FERC in the Unit Power Sales Agreement proceeding; and

•	new depreciation rates at Entergy Mississippi, as approved by the MPSC, and at Entergy Texas, as approved by the PUCT.

The increase was partially offset by updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement, as approved by the FERC. See Note 2 to the financial statements in the Form 10-K for further discussion of the Unit Power Sales Agreement proceeding.

Other regulatory charges (credits) include regulatory charges of $18 million recorded in third quarter 2018 to reflect the effects of regulatory agreements to return the benefits of the lower income tax rate in 2018 to Entergy Louisiana customers. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of certain of the decommissioning trust funds in the third quarter 2018.

Interest expense increased primarily due to the issuance in March 2019 of $525 million of 4.20% Series mortgage bonds by Entergy Louisiana and the issuance in March 2019 of $350 million of 4.20% Series mortgage bonds by Entergy Arkansas.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $209 million for the third quarter 2018 to $136 million for the third quarter 2019 primarily due to:

•
a decrease of $37 million in nuclear generation expenditures primarily due to the absence of other operation and maintenance expenses in the third quarter 2019 from the Pilgrim plant, which was sold in August 2019. See Note 16 to the financial statements herein and Note 13 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
a decrease of $26 million in severance and retention expenses in the third quarter 2019 compared to the third quarter 2018. Severance and retention expenses were incurred in 2019 and 2018 due to management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses resulting from management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities’ merchant nuclear fleet.

Asset write-offs, impairments, and related charges for the third quarter 2019 include a loss of $191 million ($156 million net-of-tax) as a result of the sale of the Pilgrim plant in August 2019. Asset write-offs, impairments, and related charges for the third quarter 2018 include impairment charges of $155 million ($123 million net-of-tax) as a result of an asset retirement obligation revision and expenditures for capital assets. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations. See Note 14 to the financial statements in the Form 10-K for a discussion of impairment of long-lived assets. See Note 16 to the financial statements herein and Note 13 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant.

Other income decreased primarily due to lower gains on decommissioning trust fund investments in the third quarter 2019 compared to the third quarter 2018, including the effect of portfolio rebalancing in the third quarter 2018. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments.

Other expenses increased primarily due to an increase in nuclear refueling outage expenses as a result of the amortization in 2019 of costs associated with a refueling outage at Palisades.

Income Taxes

The effective income tax rate was 7.3% for the third quarter 2019. The difference in the effective income tax rate for the third quarter 2019 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was (110.2%) for the third quarter 2018. The difference in the effective income tax rate for the third quarter 2018 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes, a restructuring of the investment holdings in one of the Entergy Wholesale Commodities’ nuclear plant decommissioning trusts for which additional tax basis is now recoverable, and the conclusion of a state income tax audit involving Entergy Wholesale Commodities. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for a discussion of the restructuring and the conclusion of the state income tax audit.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2018 Consolidated Net Income (Loss)	$1,104,078	$31,456	($210,657)	$924,877

Operating revenues	3,164	(83,849)	82	(80,603)
Fuel, fuel-related expenses, and gas purchased for resale	(114,405)	18,559	71	(95,775)
Purchased power	(244,938)	(5,725)	(67)	(250,730)
Other regulatory charges (credits)	(262,114)	—	—	(262,114)
Other operation and maintenance	42,858	(86,812)	(3,128)	(47,082)
Asset write-offs, impairments, and related charges	—	(8,599)	—	(8,599)
Taxes other than income taxes	15,137	(11,962)	(1,142)	2,033
Depreciation and amortization	79,223	(2,501)	1,169	77,891
Other income	1,676	123,799	(4,894)	120,581
Interest expense	21,800	(1,431)	6,743	27,112
Other expenses	14,077	46,036	—	60,113
Income taxes	406,417	192,645	(5,695)	593,367

2019 Consolidated Net Income (Loss)	$1,150,863	($68,804)	($213,420)	$868,639

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Results of operations for the nine months ended September 30, 2019 include a loss of $191 million ($156 million net-of-tax) as a result of the sale of the Pilgrim plant in August 2019 and impairment charges of $98 million ($77 million net-of-tax) due to costs being charged directly to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See Note 16 to the financial statements herein and Note 13 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet.

Results of operations for the nine months ended September 30, 2018 include impairment charges of $297 million ($235 million net-of-tax) due to costs being charged directly to expense as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business, a $107 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a restructuring of the investment holdings in one of its nuclear plant decommissioning trust funds, a $52 million income tax benefit, recognized by Entergy Louisiana, as a result of the settlement of the 2012-2013 IRS audit, associated

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

with the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing, and a $23 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a state income tax audit. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 3 to the financial statements in the Form 10-K for discussion of the IRS audit settlement, the state income tax audit, and restructuring of its interest in the decommissioning trust fund.

Utility

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018:

Amount
(In Millions)
2018 operating revenues	$7,390
Fuel, rider, and other revenues that do not significantly affect net income	(381)
Return of unprotected excess accumulated deferred income taxes to customers	215
Retail electric price	200
Volume/weather	(31)
2019 operating revenues	$7,393

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In the nine months ended September 30, 2019, $212 million was returned to customers through reductions in operating revenues as compared to $427 million in the nine months ended September 30, 2018. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to:

•
an increase in formula rate plan revenues effective September 2018 at Entergy Louisiana and an interim increase in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for St. Charles Power Station, each as approved by the LPSC;

•	an increase in formula rate plan rates effective with the first billing cycle of January 2019 at Entergy Arkansas, as approved by the APSC;

•	a base rate increase effective October 2018 at Entergy Texas, as approved by the PUCT; and

•	an increase in formula rate plan revenues at Entergy Mississippi effective with the first billing cycle of July 2019, as approved by the MPSC.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to a decrease of 1,741 GWh, or 2%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales, partially offset by increased usage during the unbilled sales period.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $1,108 million for the nine months ended September 30, 2018 to $1,024 million for the nine months ended September 30, 2019 primarily due to the shutdown of Pilgrim in May 2019 and lower capacity prices, partially offset by higher volume in the Entergy Wholesale Commodities nuclear fleet resulting from fewer non-refueling outage days.

Following are key performance measures for Entergy Wholesale Commodities for the nine months ended September 30, 2019 and 2018:

	2019	2018
Owned capacity (MW) (a)	3,274	3,962
GWh billed	21,308	21,853

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	91%	86%
GWh billed	19,602	20,096
Average energy price ($/MWh)	$40.85	$40.72
Average capacity price ($/kW-month)	$4.83	$7.01
Refueling outage days:
Indian Point 2	—	33
Indian Point 3	29	—

(a)	The reduction in owned capacity is due to the shutdown of the 688 MW Pilgrim plant in May 2019.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,852 million for the nine months ended September 30, 2018 to $1,894 million for the nine months ended September 30, 2019 primarily due to:

•	an increase of $27 million in spending on customer initiatives to explore new technologies and services and continuous customer improvement;

•	an increase of $26 million in information technology costs primarily due to higher costs related to improved infrastructure, enhanced security, and upgrades and maintenance; and

•
an increase of $13 million in distribution operations and asset management costs primarily due to higher advanced metering customer education costs and higher contract costs for meter reading services.

The increase was partially offset by:

•	a decrease of $22 million in nuclear generation expenses primarily due to a lower scope of work performed in 2019 as compared to 2018; and

•	a decrease of $11 million in energy efficiency costs due to the timing of recovery from customers.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to:

•	additions to plant in service, including the St. Charles Power Station;

•	a reduction of approximately $26 million in depreciation expense recorded in the third quarter 2018 as part of a settlement approved by the FERC in the Unit Power Sales Agreement proceeding; and

•	new depreciation rates at Entergy Mississippi, as approved by the MPSC, and at Entergy Texas, as approved by the PUCT.

The increase was partially offset by updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement, as approved by the FERC. See Note 2 to the financial statements in the Form 10-K for further discussion of the Unit Power Sales Agreement proceeding.

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

•	regulatory charges of $73 million recorded in 2018 to reflect the effects of regulatory agreements to return the benefits of the lower income tax rate in 2018 to Entergy Louisiana customers.

See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2019, which included the Lake Charles Power Station, Montgomery County Power Station, and New Orleans Power Station projects. The increase was substantially offset by changes in decommissioning trust fund activity, including portfolio rebalancing of certain decommissioning trust funds in 2018.

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

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $600 million for the nine months ended September 30, 2018 to $513 million for the nine months ended September 30, 2019 primarily due to:

•
a decrease of $49 million in nuclear generation expenditures primarily due to the absence of other operation and maintenance expenses in the nine months ended September 30, 2019 from the Pilgrim plant, which was sold in August 2019. See Note 16 to the financial statements herein and Note 13 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
a decrease of $29 million in severance and retention expenses in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Severance and retention expenses were incurred in 2019 and 2018 due to management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses resulting from management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities’ merchant nuclear fleet.

Asset write-offs, impairments, and related charges for the nine months ended September 30, 2019 include a loss of $191 million ($156 million net-of-tax) as a result of the sale of the Pilgrim plant in August 2019 and impairment charges of $98 million ($77 million net-of-tax) related to nuclear refueling outage spending and expenditures for capital assets. Asset write-offs, impairments, and related charges for the nine months ended September 30, 2018 include impairment charges of $297 million ($235 million net-of-tax) related to an asset retirement obligation revision, nuclear refueling outage spending, and expenditures for capital assets. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations. See Note 14 to the financial statements in the Form 10-K for a discussion of impairment of long-lived assets. See Note 16 to the financial statements herein and Note 13 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant.

Other income increased primarily due to higher gains on decommissioning trust fund investments in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments.

Other expenses increased primarily due to an increase in nuclear refueling outage expenses as a result of the amortization in 2019 of costs associated with a refueling outage at Palisades.

Income Taxes

The effective income tax rate was 7.8% for the nine months ended September 30, 2019. The difference in the effective income tax rate for the nine months ended September 30, 2019 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes and the tax effects of the disposition of Vermont Yankee. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for a discussion of the tax effects of the Vermont Yankee disposition.

The effective income tax rate was (128.4%) for the nine months ended September 30, 2018. The difference in the effective income tax rate for the nine months ended September 30, 2018 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes, a restructuring of the investment holdings in one of the Entergy Wholesale Commodities’ nuclear plant decommissioning trusts for which additional tax basis is now recoverable, and an IRS audit settlement for the 2012-2013 tax returns. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for a discussion of the IRS audit settlement and the restructuring.

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

Sale of Pilgrim

As discussed in the Form 10-K, Entergy entered into a purchase and sale agreement with Holtec International to sell to a Holtec subsidiary 100% of the equity interests in Entergy Nuclear Generation Company, the owner of Pilgrim, for $1,000 (subject to adjustments for net liabilities and other amounts). On August 22, 2019, the NRC approved the transfer of Pilgrim’s facility licenses to Holtec. At that time, hearing requests filed by the Commonwealth of Massachusetts and Pilgrim Watch challenging Holtec’s financial qualifications and the sufficiency of the NRC’s review of the associated environmental impacts of the license transfer were pending with the NRC Commissioners. The NRC approval order included a condition acknowledging the NRC’s longstanding authority to modify, condition, or rescind the license transfer order as a result of any hearing that may be conducted.  On August 26, 2019, as permitted by the August 22 order, Entergy and Holtec closed the transaction. On September 3 and 4, 2019, Pilgrim Watch and Massachusetts each filed with the NRC motions to stay the effectiveness of the August 22 order pending the resolution of the NRC hearing process. The NRC has not yet ruled on the Pilgrim Watch and Massachusetts hearing requests or the stay motions. In addition, on September 25, 2019, Massachusetts filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit, asking the court to vacate the NRC’s August 22 license transfer approval order and related approvals. On October 16, 2019, Entergy and Holtec filed a motion to intervene in the U.S. Court of Appeals proceeding. On October 28, 2019, Massachusetts filed a motion for stay pending appeal. The court of appeals has not yet ruled on Massachusetts’ petition.

The sale of Entergy Nuclear Generation Company to Holtec included the transfer of the nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. The transaction resulted in a loss of $191 million ($156 million net-of-tax) in the third quarter 2019. See Note 16 to the financial statements herein for discussion of the closing of the Pilgrim transaction.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The transaction is subject to closing conditions, including approval from the NRC. Entergy and Holtec also plan to seek an order from the New York State Public Service Commission disclaiming jurisdiction, or alternatively approving the transaction. Closing is also conditioned on obtaining from the New York State Department of Environmental Conservation an agreement related to Holtec’s decommissioning plan as being consistent with applicable standards. The transaction closing is targeted for May 2021, following the defueling of Indian Point 3.

As consideration for the transfer to Holtec of its interest in Indian Point, Entergy will receive nominal cash consideration. The Indian Point transaction is expected to result in a loss based on the difference between Entergy’s adjusted net investment in the subsidiaries at closing and the sale price net of any agreed adjustments. As of September 30, 2019, Entergy’s adjusted net investment in the Indian Point units was $240 million. The primary variables in the ultimate loss that Entergy will incur are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing. The terms of the transaction include limitations on withdrawals from the nuclear decommissioning trusts to fund decommissioning activities and controls on how Entergy manages the investment of nuclear decommissioning trust assets between signing and closing; however, the agreement does not require a minimum level of funding in the nuclear decommissioning trusts as a condition to closing.

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business of approximately $100 million in 2019, of which $70 million has been incurred as of September 30, 2019, and a total of approximately $135 million from 2020 through 2022. In addition, Entergy Wholesale Commodities incurred impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets of $8 million for the three months ended September 30, 2019 and $98 million for the nine months ended September 30, 2019. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy as of September 30, 2019 is primarily due to the settlement of the remaining equity forwards in 2019. See Note 3 to the financial statements herein for a discussion of the equity forward sale agreements.

	September 30, 2019	December 31, 2018
Debt to capital	65.4%	66.7%
Effect of excluding securitization bonds	(0.4%)	(0.6%)
Debt to capital, excluding securitization bonds (a)	65.0%	66.1%
Effect of subtracting cash	(1.2%)	(0.6%)
Net debt to net capital, excluding securitization bonds (a)	63.8%	65.5%

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2024.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2019 was 3.94% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2019:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$155	$6	$3,339

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of September 30, 2019, Entergy Corporation had approximately $1,918 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2019 was 2.88%.

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Vermont Yankee Asset Retirement Management, LLC, Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in November 2020. As of September 30, 2019, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the nine months ended September 30, 2019 was 4.07% on the drawn portion of the facility. See Note 14 to the financial statements in the Form 10-K and Note 16 to the financial statements herein for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Preliminary Capital Investment Plan Estimate for 2020-2022

Entergy is developing its capital investment plan for 2020 through 2022 and currently anticipates that the Utility will make approximately $11.4 billion in capital investments during that period and that Entergy Wholesale Commodities will make approximately $65 million in capital investments, not including nuclear fuel, during that period. The preliminary Utility estimate includes specific investments such as the Lake Charles Power Station, Washington Parish Energy Center, Sunflower Solar Facility, New Orleans Power Station, New Orleans Solar Station and Montgomery County Power Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; investments in Entergy’s nuclear fleet; software and security; and other investments. The preliminary Entergy Wholesale Commodities estimate includes amounts associated with specific investments, such as component replacement, software and security, and dry cask storage. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

St. Charles Power Station

As discussed in the Form 10-K, the LPSC issued an order in December 2016 approving certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station. Commercial operation commenced in May 2019.

Choctaw Generating Station

In August 2018, Entergy Mississippi announced that it signed an asset purchase agreement to acquire from a subsidiary of GenOn Energy Inc. the Choctaw Generating Station, an 810 MW natural gas fired combined-cycle turbine plant located near French Camp, Mississippi.  The purchase price is expected to be approximately $314 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $401 million.  The purchase was contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  These included regulatory approvals from the MPSC and the FERC. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act has occurred. In September 2019 the FERC approved the acquisition.  In October 2018, Entergy Mississippi filed an application with the MPSC seeking approval of the acquisition and cost recovery. In a separate filing in October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions approved by the MPSC. Entergy Mississippi executed a joint stipulation as to all issues with the Mississippi Public Utilities Staff and, in October 2019, the MPSC adopted the joint stipulation which approved Entergy Mississippi’s request to acquire, own, operate, improve, and maintain the facility. The MPSC approved the expected total cost of the acquisition of approximately $401 million and authorized Entergy Mississippi to recover acquisition and ownership costs of the facility through its formula rate plan, including costs incurred before the effective date of the interim capacity rate mechanism, which Entergy Mississippi expects to be approved later this year. Entergy Mississippi purchased the plant in October 2019.

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

Also in February 2019, certain intervenors in the City Council proceeding on the New Orleans Power Station filed suit in Louisiana state court challenging the Louisiana Department of Environmental Quality’s issuance of the New Orleans Power Station’s air permit. Entergy New Orleans intervened in that lawsuit and, along with the Louisiana Department of Environmental Quality, filed exceptions seeking dismissal of the lawsuit. In June 2019 the state court judge sustained the exceptions and dismissed the plaintiffs’ petition with prejudice. Also in June 2019, a state court judge in New Orleans affirmed the City Council’s approval of the New Orleans Power Station and dismissed the petition for judicial review that had been filed in April 2018. The petitioners have filed an appeal of that ruling. Also in June 2019, with regard to the lawsuit challenging the City Council’s decision on the basis of a violation of the open meetings law, the same state court judge in New Orleans ruled that there was a violation of the open meetings law at the February 2018 meeting of the City Council’s Utilities, Cable, Telecommunications and Technology Committee at which that Committee considered the New Orleans Power Station approval, and further ruled that, although there was no violation of the open meetings law at the March 2018 full City Council meeting at which the New Orleans Power Station was

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

approved, both the approval of the Committee and the approval of the full City Council were void. The City Council and Entergy New Orleans have each filed a suspensive appeal of the open meetings law ruling. A suspensive appeal suspends the effect of the judgment in the open meetings law proceeding while the appeal is being taken. The petitioners sought in the state appellate court, and then at the Louisiana Supreme Court, to terminate the suspension of the effect of the judgment, but both courts declined to do so. Appellate briefing on the merits both in the open meetings law appeal and in the judicial review appeal is scheduled to begin in November 2019. The New Orleans Power Station related settlement that was approved by the full City Council in February 2019 and that allowed Entergy New Orleans to move forward with the construction of the New Orleans Power Station was not affected by the state court judge’s open meetings ruling. Construction of the plant is underway and continuing.

Searcy Solar Facility

               In March 2019, Entergy Arkansas announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar energy facility that will be sited on approximately 800 acres in White County near Searcy, Arkansas.  The purchase is contingent upon, among other things, obtaining necessary approvals from applicable federal and state regulatory and permitting agencies.  The project will be constructed by a subsidiary of NextEra Energy Resources.  Entergy Arkansas will purchase the facility upon completion and after the other purchase contingencies have been met.  Closing is expected to occur by the end of 2021. In May 2019, Entergy Arkansas filed a petition with the APSC seeking a finding that the transaction is in the public interest and requesting all necessary approvals. In September 2019 other parties filed testimony largely supporting the resource acquisition but disputing Entergy Arkansas’s proposed method of cost recovery. Entergy Arkansas filed its rebuttal testimony in October 2019. A hearing is scheduled in January 2020.

Sunflower Solar Facility

    In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project will be built by Sunflower County Solar Project, LLC, a sub-subsidiary of Recurrent Energy, LLC. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  In December 2018, Entergy Mississippi filed a joint petition with Sunflower Solar Project at the MPSC for Sunflower Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi has proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility. In August 2019 consultants retained by the Mississippi Public Utilities Staff filed a report expressing concerns regarding the project economics and recommended that, should the MPSC wish to approve the project, Entergy Mississippi should be required to guarantee the energy output of the unit. Entergy Mississippi and the Staff are engaged in settlement discussions to address these concerns.  A hearing before the MPSC is targeted to occur in the fourth quarter of 2019. Closing is targeted to occur by the end of 2021.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its October 2019 meeting, the Board declared a dividend of $0.93 per share, an increase from the previous $0.91 quarterly dividend per share that Entergy has paid since the third quarter 2018.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
	(In Millions)
Cash and cash equivalents at beginning of period	$481	$781

Cash flow provided by (used in):
Operating activities	2,118	1,860
Investing activities	(3,025)	(3,000)
Financing activities	1,382	1,347
Net increase in cash and cash equivalents	475	207

Cash and cash equivalents at end of period	$956	$988

Operating Activities

Net cash flow provided by operating activities increased $258 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to:

•
a decrease of $193 million in pension contributions in 2019 as compared to the same period in 2018. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;

•
the decrease in the return of unprotected excess accumulated deferred income taxes to Utility customers. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the regulatory activity regarding the Tax Cuts and Jobs Act;

•
an increase due to the timing of recovery of fuel and purchased power costs in 2019 as compared to the same period in 2018. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;

•	an increase of $94 million due to Vermont Yankee decommissioning spending in 2018; and

•	a decrease of $30 million in spending on nuclear refueling outage expenses in 2019 as compared to the same period in 2018.

The increase was partially offset by:

•
$140 million in severance and retention payments paid in 2019. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” herein and in the Form 10-K for a discussion of management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business;

•	lower Entergy Wholesale Commodities revenues in 2019; and

•	the effect of less favorable weather on billed Utility sales in 2019.

Investing Activities

Net cash flow used in investing activities increased $25 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to an increase of $197 million in construction expenditures, primarily in the Utility business, as discussed below, partially offset by:

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
a decrease of $116 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
a decrease of $67 million primarily due to changes in collateral posted to provide credit support to secure its obligations under agreements to sell power produced by Entergy Wholesale Commodities’ power plants.

The increase in construction expenditures in the Utility business is primarily due to:

•	an increase of $138 million primarily due to investment in the infrastructure of the distribution system, including increased spending on advanced metering infrastructure;

•	an increase of $76 million in storm spending in 2019; and

•	an increase of $164 million in transmission construction expenditures due to a higher scope of work performed in 2019 on various projects.

The increase in construction expenditures was partially offset by:

•	a decrease of $60 million in nuclear construction expenditures primarily due to lower spending in 2019 on various nuclear projects;

•	a decrease of $40 million in fossil-fueled generation construction expenditures primarily due to a lower scope of work performed in 2019 on various projects; and

•	a decrease of $36 million in information technology capital expenditures primarily due to lower spending in 2019 on critical infrastructure protection.

Financing Activities

Net cash flow provided by financing activities increased $35 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to:

•
proceeds of $608 million from the issuance of common stock as a result of the settlement of the remaining equity forwards in May 2019. See Note 3 to the financial statements herein for discussion of the equity forward sale agreements;

•	net repayments of short-term borrowings of $111 million in 2018 by the nuclear fuel company variable interest entities;

•	an increase of $65 million in treasury stock issuances in 2019 due to a larger amount of previously repurchased Entergy Corporation common stock issued in 2019 to satisfy stock option exercises; and

•	the issuance of $35 million aggregate liquidation value 5.375% Series A preferred stock in September 2019 by Entergy Texas.

The increase was partially offset by:

•	long-term debt activity providing approximately $1,274 million of cash in 2019 compared to approximately $1,422 million in 2018;

•
the repurchase in first quarter 2019 of $50 million of Class A mandatorily redeemable preferred membership units in Entergy Holdings Company LLC, a wholly-owned Entergy subsidiary, that were held by a third party;

•	an increase of $44 million in common dividends paid as a result of an increase in the shares outstanding and an increase in the quarterly dividend paid in 2019 compared to 2018; and

•	net repayments of $25 million of commercial paper in 2019 compared to net issuances of $480 million in 2018.

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

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both. In addition to its forward physical power contracts, Entergy Wholesale Commodities may also use a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk. The sensitivities may not reflect the total maximum upside potential from higher market prices. The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation. Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of September 30, 2019 (2019 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2019	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	97%	97%	92%	66%
Planned generation (TWh) (c) (d)	6.1	17.8	9.6	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of September 30, 2019	$34.4	$41.6	$56.8	$58.8

Capacity
Percent of capacity sold forward (e):
Bundled capacity and energy contracts (f)	28%	37%	68%	97%
Capacity contracts (g)	38%	28%	—%	—%
Total	66%	65%	68%	97%
Planned net MW in operation (average) (d)	3,167	2,195	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$3.5	$3.3	$—	$—

Total Energy and Capacity Revenues (h)
Expected sold and market total revenue per MWh	$36.7	$44.9	$54.5	$46.8
Sensitivity: -/+ $10 per MWh market price change	$36.4-$36.9	$44.7-$45.1	$53.6-$55.3	$43.4-$50.3

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on September 30, 2019 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

of $2 million for the remainder of 2019. As of September 30, 2018, a positive $10 per MW change would have had a corresponding effect on pre-tax income of ($1) million for the remainder of 2018. A negative $10 per MWh change in the annual average energy price in the markets based on September 30, 2019 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($2) million for the remainder of 2019. As of September 30, 2018, a negative $10 per MW change would have had a corresponding effect on pre-tax income of $1 million for the remainder of 2018.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At September 30, 2019, based on power prices at that time, Entergy had liquidity exposure of $85 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $21 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of September 30, 2019, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements. As of September 30, 2019, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $140 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of September 30, 2019, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

Pilgrim

In March 2019 the NRC moved Pilgrim from its “multiple/repetitive degraded cornerstone column,” or Column 4, of its Reactor Oversight Process Action Matrix to its “licensee response column,” or Column 1. Pilgrim ceased operations in May 2019. In August 2019, Entergy transferred 100% of the equity interests in Entergy Nuclear Generation Company, the owner of Pilgrim, to a subsidiary of Holtec International.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,812,934	$2,697,887	$7,279,683	$7,276,374
Natural gas	27,269	26,352	112,916	112,990
Competitive businesses	300,372	380,080	1,023,768	1,107,606
TOTAL	3,140,575	3,104,319	8,416,367	8,496,970

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	596,939	729,269	1,542,592	1,638,367
Purchased power	316,339	439,380	1,001,707	1,252,437
Nuclear refueling outage expenses	52,044	37,937	153,447	116,057
Other operation and maintenance	805,696	854,013	2,430,617	2,477,699
Asset write-offs, impairments, and related charges	198,086	155,215	288,483	297,082
Decommissioning	101,811	93,829	308,557	285,834
Taxes other than income taxes	165,731	161,916	487,715	485,682
Depreciation and amortization	379,219	324,628	1,099,990	1,022,099
Other regulatory charges (credits)	4,781	37,097	(38,698)	223,416
TOTAL	2,620,646	2,833,284	7,274,410	7,798,673

OPERATING INCOME	519,929	271,035	1,141,957	698,297

OTHER INCOME
Allowance for equity funds used during construction	33,161	32,354	108,546	92,367
Interest and investment income	82,295	177,081	406,663	265,086
Miscellaneous - net	(50,086)	(43,591)	(160,614)	(123,439)
TOTAL	65,370	165,844	354,595	234,014

INTEREST EXPENSE
Interest expense	201,412	195,311	603,517	570,548
Allowance for borrowed funds used during construction	(14,773)	(15,244)	(49,034)	(43,177)
TOTAL	186,639	180,067	554,483	527,371

INCOME BEFORE INCOME TAXES	398,660	256,812	942,069	404,940

Income taxes	29,201	(283,006)	73,430	(519,937)

CONSOLIDATED NET INCOME	369,459	539,818	868,639	924,877

Preferred dividend requirements of subsidiaries	4,219	3,439	12,438	10,317

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$365,240	$536,379	$856,201	$914,560

Earnings per average common share:
Basic	$1.84	$2.96	$4.42	$5.06
Diluted	$1.82	$2.92	$4.38	$5.01

Basic average number of common shares outstanding	198,932,387	181,002,303	193,876,557	180,845,440
Diluted average number of common shares outstanding	200,492,935	183,664,583	195,685,851	182,692,325

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
	(In Thousands)

Net Income	$369,459	$539,818	$868,639	$924,877

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss) (net of tax expense (benefit) of ($5,343), ($8,517), $14,547, and ($480))	(20,103)	(32,004)	62,453	(1,645)
Pension and other postretirement liabilities (net of tax expense of $6,760, $4,126, $13,086, and $12,919)	25,464	15,265	48,510	47,404
Net unrealized investment gain (loss) (net of tax expense (benefit) of $1,303, ($825), $17,472, and $1,078)	5,271	(1,745)	33,244	(37,242)
Other comprehensive income (loss)	10,632	(18,484)	144,207	8,517

Comprehensive Income	380,091	521,334	1,012,846	933,394
Preferred dividend requirements of subsidiaries	4,219	3,439	12,438	10,317
Comprehensive Income Attributable to Entergy Corporation	$375,872	$517,895	$1,000,408	$923,077

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$868,639	$924,877
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,634,677	1,517,344
Deferred income taxes, investment tax credits, and non-current taxes accrued	373,723	82,641
Asset write-offs, impairments, and related charges	225,175	210,263
Changes in working capital:
Receivables	(231,005)	(153,703)
Fuel inventory	(14,399)	49,728
Accounts payable	(175,246)	79,949
Taxes accrued	(2,420)	43,510
Interest accrued	(2,314)	(9,398)
Deferred fuel costs	90,319	(25,284)
Other working capital accounts	(19,232)	(86,063)
Changes in provisions for estimated losses	14,114	28,599
Changes in other regulatory assets	(92,861)	207,135
Changes in other regulatory liabilities	(19,115)	(413,684)
Changes in pensions and other postretirement liabilities	(132,044)	(345,526)
Other	(400,064)	(250,884)
Net cash flow provided by operating activities	2,117,947	1,859,504

INVESTING ACTIVITIES
Construction/capital expenditures	(3,079,726)	(2,883,047)
Allowance for equity funds used during construction	108,867	92,829
Nuclear fuel purchases	(55,176)	(170,819)
Proceeds from sale of assets	19,801	12,915
Insurance proceeds received for property damages	7,040	10,523
Changes in securitization account	(4,213)	(12,985)
Payments to storm reserve escrow account	(6,184)	(4,515)
Decrease (increase) in other investments	30,370	(36,140)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	2,369	—
Proceeds from nuclear decommissioning trust fund sales	3,518,616	4,177,919
Investment in nuclear decommissioning trust funds	(3,566,690)	(4,187,161)
Net cash flow used in investing activities	(3,024,926)	(3,000,481)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	7,133,571	5,604,131
Preferred stock of subsidiary	33,486	—
Treasury stock	89,303	24,646
Common stock	607,650	—
Retirement of long-term debt	(5,859,714)	(4,181,820)
Repurchase of preferred membership units	(50,000)	—
Changes in credit borrowings and commercial paper - net	(24,550)	368,370
Other	(9,175)	25,540
Dividends paid:
Common stock	(526,408)	(482,865)
Preferred stock	(12,328)	(10,317)
Net cash flow provided by financing activities	1,381,835	1,347,685

Net increase in cash and cash equivalents	474,856	206,708

Cash and cash equivalents at beginning of period	480,975	781,273

Cash and cash equivalents at end of period	$955,831	$987,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$584,622	$558,381
Income taxes	($8,649)	$18,200

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$70,395	$56,690
Temporary cash investments	885,436	424,285
Total cash and cash equivalents	955,831	480,975
Accounts receivable:
Customer	732,763	558,494
Allowance for doubtful accounts	(7,987)	(7,322)
Other	132,547	167,722
Accrued unbilled revenues	481,048	395,511
Total accounts receivable	1,338,371	1,114,405
Deferred fuel costs	—	27,251
Fuel inventory - at average cost	131,703	117,304
Materials and supplies - at average cost	803,843	752,843
Deferred nuclear refueling outage costs	173,229	230,960
Prepayments and other	258,695	234,326
TOTAL	3,661,672	2,958,064

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	6,128,647	6,920,164
Non-utility property - at cost (less accumulated depreciation)	326,704	304,382
Other	448,140	437,265
TOTAL	6,903,491	7,661,811

PROPERTY, PLANT, AND EQUIPMENT
Electric	52,705,142	49,831,486
Natural gas	533,217	496,150
Construction work in progress	2,871,054	2,888,639
Nuclear fuel	707,198	861,272
TOTAL PROPERTY, PLANT, AND EQUIPMENT	56,816,611	54,077,547
Less - accumulated depreciation and amortization	22,695,886	22,103,101
PROPERTY, PLANT, AND EQUIPMENT - NET	34,120,725	31,974,446

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $268,177 as of September 30, 2019 and $360,790 as of December 31, 2018)	4,839,357	4,746,496
Deferred fuel costs	239,793	239,496
Goodwill	377,172	377,172
Accumulated deferred income taxes	67,438	54,593
Other	296,620	262,988
TOTAL	5,820,380	5,680,745

TOTAL ASSETS	$50,506,268	$48,275,066

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$520,012	$650,009
Notes payable and commercial paper	1,917,788	1,942,339
Accounts payable	1,328,631	1,496,058
Customer deposits	409,090	411,505
Taxes accrued	251,821	254,241
Interest accrued	190,877	193,192
Deferred fuel costs	115,761	52,396
Pension and other postretirement liabilities	57,374	61,240
Current portion of unprotected excess accumulated deferred income taxes	117,575	248,127
Other	194,117	134,437
TOTAL	5,103,046	5,443,544

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,552,456	4,107,152
Accumulated deferred investment tax credits	206,837	213,101
Regulatory liability for income taxes-net	1,677,707	1,817,021
Other regulatory liabilities	1,871,005	1,620,254
Decommissioning and asset retirement cost liabilities	6,068,323	6,355,543
Accumulated provisions	528,172	514,107
Pension and other postretirement liabilities	2,487,906	2,616,085
Long-term debt (includes securitization bonds of $338,408 as of September 30, 2019 and $423,858 as of December 31, 2018)	16,938,014	15,518,303
Other	783,330	1,006,249
TOTAL	35,113,750	33,767,815

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,411	219,402

EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 270,035,180 shares in 2019 and 261,587,009 shares in 2018	2,700	2,616
Paid-in capital	6,553,009	5,951,431
Retained earnings	9,057,749	8,721,150
Accumulated other comprehensive loss	(419,772)	(557,173)
Less - treasury stock, at cost (70,947,950 shares in 2019 and 72,530,866 shares in 2018)	5,158,625	5,273,719
Total common shareholder's equity	10,035,061	8,844,305
Subsidiary's preferred stock without sinking fund	35,000	—
TOTAL	10,070,061	8,844,305

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$50,506,268	$48,275,066

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2018
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2017	$—	$2,548	($5,397,637)	$5,433,433	$7,977,702	($23,531)	$7,992,515
Implementation of accounting standards	—	—	—	—	576,257	(632,617)	(56,360)
Balance at January 1, 2018	—	2,548	(5,397,637)	5,433,433	8,553,959	(656,148)	7,936,155

Consolidated net income	3,439	—	—	—	132,761	—	136,200
Other comprehensive income	—	—	—	—	—	79,145	79,145
Common stock issuances related to stock plans	—	—	20,477	(16,170)	—	—	4,307
Common stock dividends declared	—	—	—	—	(160,887)	—	(160,887)
Preferred dividend requirements of subsidiaries	(3,439)	—	—	—	—	—	(3,439)
Reclassification pursuant to ASU 2018-02	—	—	—	—	(32,043)	15,505	(16,538)
Balance at March 31, 2018	—	2,548	(5,377,160)	5,417,263	8,493,790	(561,498)	7,974,943

Consolidated net income	3,439	—	—	—	245,421	—	248,860
Other comprehensive loss	—	—	—	—	—	(52,144)	(52,144)
Common stock issuances related to stock plans	—	—	3,035	12,141	—	—	15,176
Common stock dividends declared	—	—	—	—	(160,935)	—	(160,935)
Preferred dividend requirements of subsidiaries	(3,439)	—	—	—	—	—	(3,439)
Balance at June 30, 2018	—	2,548	(5,374,125)	5,429,404	8,578,276	(613,642)	8,022,461

Consolidated net income	3,439	—	—	—	536,379	—	539,818
Other comprehensive loss	—	—	—	—	—	(18,484)	(18,484)
Common stock issuances related to stock plans	—	—	21,108	12,292	—	—	33,400
Common stock dividends declared	—	—	—	—	(161,044)	—	(161,044)
Preferred dividend requirements of subsidiaries	(3,439)	—	—	—	—	—	(3,439)
Balance at September 30, 2018	$—	$2,548	($5,353,017)	$5,441,696	$8,953,611	($632,126)	$8,412,712

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2019
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2018	$—	$2,616	($5,273,719)	$5,951,431	$8,721,150	($557,173)	$8,844,305
Implementation of accounting standards	—	—	—	—	6,806	(6,806)	—
Balance at January 1, 2019	—	2,616	(5,273,719)	5,951,431	8,727,956	(563,979)	8,844,305

Consolidated net income	4,109	—	—	—	254,537	—	258,646
Other comprehensive income	—	—	—	—	—	12,827	12,827
Common stock issuances related to stock plans	—	—	62,537	(31,248)	—	—	31,289
Common stock dividends declared	—	—	—	—	(172,591)	—	(172,591)
Preferred dividend requirements of subsidiaries	(4,109)	—	—	—	—	—	(4,109)
Balance at March 31, 2019	—	2,616	(5,211,182)	5,920,183	8,809,902	(551,152)	8,970,367

Consolidated net income	4,109	—	—	—	236,424	—	240,533
Other comprehensive income	—	—	—	—	—	120,748	120,748
Settlement of equity forwards through common stock issuance	—	84	—	607,566	—	—	607,650
Common stock issuance costs	—	—	—	(7)	—	—	(7)
Common stock issuances related to stock plans	—	—	23,391	11,791	—	—	35,182
Common stock dividends declared	—	—	—	—	(172,861)	—	(172,861)
Preferred dividend requirements of subsidiaries	(4,109)	—	—	—	—	—	(4,109)
Balance at June 30, 2019	—	2,700	(5,187,791)	6,539,533	8,873,465	(430,404)	9,797,503

Consolidated net income	4,219	—	—	—	365,240	—	369,459
Other comprehensive income	—	—	—	—	—	10,632	10,632
Common stock issuances related to stock plans	—	—	29,166	13,476	—	—	42,642
Common stock dividends declared	—	—	—	—	(180,956)	—	(180,956)
Subsidiary's preferred stock issuance	35,000	—	—	—	—	—	35,000
Preferred dividend requirements of subsidiaries	(4,219)	—	—	—	—	—	(4,219)
Balance at September 30, 2019	$35,000	$2,700	($5,158,625)	$6,553,009	$9,057,749	($419,772)	$10,070,061

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$1,155	$1,139	$16	1
Commercial	722	694	28	4
Industrial	686	683	3	—
Governmental	62	61	1	2
Total billed retail	2,625	2,577	48	2
Sales for resale	63	76	(13)	(17)
Other	125	45	80	178
Total	$2,813	$2,698	$115	4

Utility billed electric energy sales (GWh):
Residential	11,627	11,821	(194)	(2)
Commercial	8,499	8,726	(227)	(3)
Industrial	12,861	12,879	(18)	—
Governmental	705	714	(9)	(1)
Total retail	33,692	34,140	(448)	(1)
Sales for resale	3,025	2,978	47	2
Total	36,717	37,118	(401)	(1)

Entergy Wholesale Commodities:
Operating revenues	$300	$380	($80)	(21)
Billed electric energy sales (GWh)	6,847	7,576	(729)	(10)

	Nine Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$2,727	$2,800	($73)	(3)
Commercial	1,872	1,871	1	—
Industrial	1,929	1,905	24	1
Governmental	172	174	(2)	(1)
Total billed retail	6,700	6,750	(50)	(1)
Sales for resale	223	215	8	4
Other	357	311	46	15
Total	$7,280	$7,276	$4	—

Utility billed electric energy sales (GWh):
Residential	27,749	28,857	(1,108)	(4)
Commercial	21,764	22,401	(637)	(3)
Industrial	36,509	36,503	6	—
Governmental	1,932	1,934	(2)	—
Total retail	87,954	89,695	(1,741)	(2)
Sales for resale	10,009	8,788	1,221	14
Total	97,963	98,483	(520)	(1)

Entergy Wholesale Commodities:
Operating revenues	$1,024	$1,108	($84)	(8)
Billed electric energy sales (GWh)	21,308	21,853	(545)	(2)

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

Pilgrim NRC Oversight and Shutdown

See Note 8 to the financial statements in the Form 10-K for a discussion of the NRC’s enhanced inspections of Pilgrim and Entergy’s shutdown of Pilgrim. In March 2019 the NRC moved Pilgrim from its “multiple/repetitive degraded cornerstone column,” or Column 4, of its Reactor Oversight Process Action Matrix to its “licensee response column,” or Column 1. Pilgrim ceased operations in May 2019. In June 2019, following permanent defueling of the reactor,     Pilgrim was removed from the NRC’s Reactor Oversight Process and is now subject to the NRC’s normal decommissioning inspection program. In August 2019 the NRC approved the transfer of the Pilgrim operating license from Entergy to Holtec and the transaction closed on August 26, 2019. See Note 16 to the financial statements herein for further discussion of the sale of Pilgrim.

Spent Nuclear Fuel Litigation

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s spent nuclear fuel litigation. The following is an update to that discussion.

In August 2019 the U.S. Court of Federal Claims issued a final judgment in the amount of $19 million in favor of Entergy Louisiana against the DOE in the second round River Bend damages case. Entergy Louisiana received payment from the U.S. Treasury in September 2019. The effects of recording the judgment were reductions to plant, nuclear fuel expense, and other operation and maintenance expense. The River Bend damages awarded included $12 million related to costs previously recorded as nuclear fuel expense, $5 million related to costs previously recorded as other operation and maintenance expense, and $2 million in costs previously capitalized.

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

Regulatory activity regarding the Tax Cuts and Jobs Act

System Energy

In a filing made with the FERC in March 2018, Entergy proposed revisions to the Unit Power Sales Agreement, among other agreements, to reflect the effects of the Tax Act. In the filing System Energy proposed to return all of its unprotected excess accumulated deferred income taxes to its customers by the end of 2018. In May 2018 the FERC accepted System Energy’s proposed tax revisions with an effective date of June 1, 2018, subject to refund and the outcome of settlement and hearing procedures.  Settlement discussions were terminated in April 2019, and the hearing is scheduled for March 2020. The retail regulators of the Utility operating companies that are parties to the Unit Power Sales Agreement are challenging the treatment and amount of excess tax liabilities associated with uncertain tax positions related to nuclear decommissioning.

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

Entergy Louisiana

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. In January 2019 the LPSC staff issued its audit report recommending that Entergy Louisiana refund approximately $7.3 million, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana recorded a provision in the first quarter 2019 for the potential outcome of the audit. In August 2019, Entergy Louisiana filed direct testimony challenging the basis for the LPSC staff’s recommended disallowance and providing an alternative calculation of replacement power costs should it be determined that a disallowance is appropriate. Entergy Louisiana’s calculation would require a refund to customers of approximately $4.2 million, plus interest, as compared to the LPSC staff’s recommendation of $7.3 million, plus interest. Responsive testimony was filed by the LPSC staff and intervenors in September 2019; all parties either agreed with or did not oppose Entergy Louisiana’s alternative calculation of replacement power costs. In September 2019 the procedural schedule was suspended to facilitate settlement negotiations.

Entergy Mississippi

Mississippi Attorney General Complaint

As discussed in the Form 10-K, the Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and restitution. Entergy believes the complaint is unfounded. In December 2008 the Attorney General’s lawsuit was removed to U.S. District Court in Jackson, Mississippi. Pre-trial and settlement conferences were held in October 2018. In October 2018 the District Court rescheduled the trial to April 2019. In April 2019 the District Court remanded the Attorney General’s lawsuit to the Hinds County Chancery Court in Jackson, Mississippi. A hearing on procedural and dispositive motions was held in August 2019. Following the parties’ oral arguments, the Attorney General filed a post hearing brief, to which Entergy Mississippi filed a response. The motions remain pending before the chancellor of the Hinds County Chancery Court.

Entergy Texas

In September 2019, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period from April 2016 through March 2019. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimated an under-recovery balance of approximately $25.8 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2019. The proceeding is currently pending.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2019 Formula Rate Plan Filing

In July 2019, Entergy Arkansas filed with the APSC its 2019 formula rate plan filing to set its formula rate for the 2020 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2020 and a netting adjustment for the historical year 2018.  The total proposed formula rate plan rider revenue change designed to produce a target rate of return on common equity of 9.75% is $15.3 million, which is based upon a deficiency of approximately $61.9 million for the 2020 projected year, netted with a credit of approximately $46.6 million in the 2018 historical year netting adjustment. During 2018, Entergy Arkansas experienced higher-than expected sales volume, and actual costs were lower than forecasted.  These changes, coupled with a reduced income tax rate resulting from the Tax Cuts and Jobs Act, resulted in the credit for the historical year netting adjustment. In the fourth quarter 2018, Entergy Arkansas recorded a provision of $35.1 million that reflected the estimate of the historical year netting adjustment that was expected to be included in the 2019 filing. In 2019, Entergy Arkansas recorded additional provisions totaling $11.5 million to reflect the updated estimate of the historical year netting adjustment included in the 2019 filing.  In October 2019 other parties in the proceeding filed their errors and objections requesting certain adjustments to Entergy Arkansas’s filing, which, if granted, would reduce or eliminate Entergy Arkansas’s proposed revenue change. Entergy Arkansas filed its response addressing the requested adjustments in October 2019. In its response, Entergy Arkansas accepted certain of the adjustments recommended by the General Staff of the APSC that would reduce the proposed formula rate plan rider revenue change to $14 million. Entergy Arkansas disputed the remaining adjustments proposed by the parties. In October 2019, Entergy Arkansas filed a unanimous settlement agreement with the other parties in the proceeding seeking APSC approval of a revised total formula rate plan rider revenue change of $10.1 million. The proposed new formula rates would go into effect in January 2020. In its July 2019 formula rate plan filing, Entergy Arkansas proposed to recover an $11.2 million regulatory asset, amortized over five years, associated with specific costs related to the potential construction of scrubbers at the White Bluff plant. While Entergy Arkansas does not concede that the regulatory asset does not have merit, for purposes of reaching a settlement amount on the total formula rate plan rider change Entergy Arkansas agreed not to include the amounts associated with the White Bluff scrubber regulatory asset in the 2019 formula rate plan filing or future filings. Entergy Arkansas will record a

Entergy Corporation and Subsidiaries
Notes to Financial Statements

write off of the $11.2 million White Bluff scrubber regulatory asset.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2017 Formula Rate Plan Filing

Commercial operation at St. Charles Power Station commenced in May 2019. In May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the St. Charles Power Station. The resulting interim adjustment to rates became effective with the first billing cycle of June 2019.

2018 Formula Rate Plan Filing

In May 2019, Entergy Louisiana filed its formula rate plan evaluation report for its 2018 calendar year operations. The 2018 test year evaluation report produced an earned return on common equity of 10.61% leading to a base rider formula rate plan revenue decrease of $8.9 million. While base rider formula rate plan revenue decreased as a result of this filing, overall formula rate plan revenues increased by approximately $118.7 million. This outcome is primarily driven by a reduction to the credits previously flowed through the tax reform adjustment mechanism and an increase in the transmission recovery mechanism, partially offset by reductions in the additional capacity mechanism revenue requirements and extraordinary cost items. The filing is subject to review by the LPSC. Resulting rates were implemented in September 2019, subject to refund due to contested issues.

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

Several parties intervened in the proceeding and the LPSC staff filed its report of objections/reservations in accordance with the applicable provisions of the formula rate plan. In its report the LPSC staff re-urged reservations with respect to the outstanding issues from the 2017 test year formula rate plan filing and disputed the inclusion of certain affiliate costs for test years 2017 and 2018. The LPSC staff objected to Entergy Louisiana’s proposal to combine residential rates but proposed the setting of a status conference to establish a procedural schedule to more fully address the issue. The LPSC staff also reserved its right to object to the treatment of the sale of Willow Glen reflected in the evaluation report and to the August 2019 compliance update, which was made primarily to update the capital additions reflected in the formula rate plan’s transmission recovery mechanism, based on limited time to review it. Additionally, since the completion of certain transmission projects, the LPSC staff has issued supplemental data requests addressing the prudence of Entergy Louisiana’s expenditures in connection with those projects. Entergy Louisiana is in the process of responding to those requests.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retail Rates - Gas

2018 Rate Stabilization Plan Filing

As discussed in the Form 10-K, in January 2019, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2018. Entergy Louisiana made a compliance filing in April 2019 and rates were implemented during the first billing cycle of May 2019, subject to refund and final LPSC review.

Gas Rate Stabilization Plan Extension Request

In August 2019, Entergy Louisiana submitted an application to the LPSC seeking extension of the gas rate stabilization plan for the 2019-2021 test years. The LPSC has established a procedural schedule to address this request with a hearing scheduled in May 2020.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan

In March 2019, Entergy Mississippi submitted its formula rate plan 2019 test year filing and 2018 look-back filing showing Entergy Mississippi’s earned return for the historical 2018 calendar year to be above the formula rate plan bandwidth and projected earned return for the 2019 calendar year to be below the formula rate plan bandwidth. The 2019 test year filing shows a $36.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.94% return on rate base, within the formula rate plan bandwidth. The 2018 look-back filing compares actual 2018 results to the approved benchmark return on rate base and shows a $10.1 million interim decrease in formula rate plan revenues is necessary. In the fourth quarter 2018, Entergy Mississippi recorded a provision of $9.3 million that reflected the estimate of the difference between the 2018 expected earned rate of return on rate base and an established performance-adjusted benchmark rate of return under the formula rate plan performance-adjusted bandwidth mechanism. In the first quarter 2019, Entergy Mississippi recorded an increase of $0.8 million in the provision to reflect the amount shown in the look-back filing. In June 2019, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed that the 2019 test year filing showed that a $32.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.93% return on rate base, within the formula rate plan bandwidth. Additionally, pursuant to the joint stipulation, Entergy Mississippi’s 2018 look-back filing reflected an earned return on rate base of 7.81% in calendar year 2018 which is above the look-back benchmark return on rate base of 7.13%, resulting in an $11 million decrease in formula rate plan revenues on an interim basis through June 2020. In the second quarter 2019, Entergy Mississippi recorded an additional $0.9 million increase in the provision to reflect the $11 million shown in the look-back filing. In June 2019 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2019.

Filings with the City Council (Entergy New Orleans)

Retail Rates

See the Form 10-K for discussion of the electric and gas base rate case filed by Entergy New Orleans in September 2018. The evidentiary hearing in this proceeding was held in June 2019. The record and post-hearing briefs were submitted in July 2019. In August 2019, Entergy New Orleans sent a letter to the City Council proposing a framework for settlement of the rate case.  That framework includes, among other things: (1) a total reduction in revenues of approximately $30 million ($27 million electric, $3 million gas); (2) a reduced return on common equity lower than 10.5%, but still commensurate with Entergy New Orleans’s level of risk, paired with three-year electric and gas formula rate plans with forward-looking features; (3) a demand-side management program intended to achieve greater penetration of the City Council’s Energy Smart programs and make progress towards the City Council’s energy efficiency goals. In October 2019 the City Council’s Utility Committee approved a resolution for consideration by

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the full City Council that included a 9.35% return on common equity, a total reduction in revenues of approximately $39 million ($36 million electric; $3 million gas), and an equity ratio of the lesser of 50% or Entergy New Orleans’s actual equity ratio. Also in October 2019, Entergy New Orleans sent another letter to the City Council identifying certain issues with the proposed resolution and inviting the City Council to resume negotiations in an effort to address these issues. The City Council may consider the resolution at its November 7, 2019 meeting.

Filings with the PUCT (Entergy Texas)

Base Rate Case

In January 2019, Entergy Texas filed for recovery of rate case expenses totaling $7.2 million. The amounts requested primarily include internal and external expenses related to litigating the 2018 base rate case. Parties filed testimony in April 2019 recommending a disallowance ranging from $3.2 million to $4.2 million of the $7.2 million requested. In May 2019, Entergy Texas filed rebuttal testimony responding to the parties’ positions. In September 2019 an order was issued abating the procedural schedule and scheduled hearing to allow the finalization of a settlement in principle reached among the parties. The settlement provides for a black box disallowance of $1.4 million. In the third quarter 2019, Entergy Texas recorded a provision for the 2018 base rate case expenses based on the settlement in principle. In October 2019 the settlement was filed for review by the PUCT.

Other Filings

In March 2019, Entergy Texas filed with the PUCT a request to set a new distribution cost recovery factor (DCRF) rider. The proposed new DCRF rider is designed to collect approximately $3.2 million annually from Entergy Texas’s retail customers based on its capital invested in distribution between January 1, 2018 and December 31, 2018. In September 2019 the PUCT issued an order approving rates, which had been effective on an interim basis since June 2019, at the level proposed in Entergy Texas’s application.

In December 2018, Entergy Texas filed with the PUCT a request to set a new transmission cost recovery factor (TCRF) rider. The proposed new TCRF rider is designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and September 30, 2018. In April 2019 parties filed testimony proposing a load growth adjustment, which would have fully offset Entergy Texas’s proposed TCRF revenue requirement. In July 2019 the PUCT granted Entergy Texas’s application as filed to begin recovery of the requested $2.7 million annual revenue requirement, rejecting opposing parties’ proposed adjustment; however, the PUCT found that the question of prudence of the actual investment costs should be determined in Entergy Texas’s next rate case similar to the procedure used for the costs recovered through the DCRF rider. In October 2019 the PUCT issued an order on a motion for rehearing, clarifying and affirming its prior order granting Entergy Texas’s application as filed. Also in October 2019 a second motion for rehearing was filed, and Entergy Texas filed a response in opposition to the motion. The second motion for rehearing is pending before the PUCT.

In August 2019, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed new TCRF rider is designed to collect approximately $19.4 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and June 30, 2019, which is $16.7 million in incremental annual revenue above the $2.7 million approved in the prior pending TCRF proceeding. The proceeding is currently pending.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In September 2016 the FERC accepted the February 2016 compliance filing subject to a further compliance filing made in November 2016. The further compliance filing was required as a result of an order issued in September 2016 ruling on the January 2016 rehearing requests filed by the LPSC, the APSC, and Entergy. In the order addressing the rehearing requests, the FERC granted the LPSC’s rehearing request and directed that interest be calculated on the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

payment/receipt amounts. The FERC also granted the APSC’s and Entergy’s rehearing request and ordered the removal of both securitized asset accumulated deferred income taxes and contra-securitization accumulated deferred income taxes from the calculation. In November 2016, Entergy submitted its compliance filing in response to the FERC’s order on rehearing. The compliance filing included a revised calculation of the bandwidth true-up payments and receipts based on 2009 test year data and interest calculations. The LPSC protested the interest calculations. In November 2017 the FERC issued an order rejecting the November 2016 compliance filing. The FERC determined that the payments detailed in the November 2016 compliance filing did not include adequate interest for the payments from Entergy Arkansas to Entergy Louisiana because it did not include interest on the principal portion of the payment that was made in February 2016. In December 2017, Entergy recalculated the interest pursuant to the November 2017 order. As a result of the recalculations, Entergy Arkansas owed very minor payments to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. In June 2019 the FERC issued an order denying the LPSC’s rehearing request of FERC’s September 2016 order. The LPSC rehearing request asked the FERC to reverse its decision that both securitized asset accumulated deferred income taxes and contra-securitization accumulated deferred income taxes should be removed from the bandwidth calculation.

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

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

See the Form 10-K for a discussion of the return on equity complaints filed by the APSC and the MPSC and by the LPSC against System Energy. The LPSC’s complaint also includes a challenge to System Energy’s capital structure. In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing the return on equity complaint, with a refund effective date of April 27, 2018. The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The parties are required to address an order (issued in a separate proceeding involving New England transmission owners) that proposed modifying the FERC’s standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC initiated a new proceeding for the amended capital structure complaint, and System Energy submitted a response in October 2018. In January 2019 the FERC set the amended capital structure complaint for settlement and hearing proceedings. Settlement procedures in the capital structure proceeding commenced in February 2019. As noted below, in June 2019

Entergy Corporation and Subsidiaries
Notes to Financial Statements

settlement discussions were terminated and the amended capital structure complaint was consolidated with the ongoing return on equity proceeding.

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

In May 2019 the FERC trial staff filed its direct and answering testimony in the return on equity proceeding. For the first refund period, the FERC trial staff calculates an authorized return on equity for System Energy of 9.89% based on the application of FERC’s proposed methodology. The FERC trial staff’s direct and answering testimony noted that an authorized return on equity of 9.89% for the first refund period was within the range of presumptively just and reasonable returns on equity for the second refund period, as calculated using a study period ending January 31, 2019 for the second refund period.

In June 2019, System Entergy filed testimony responding to the testimony filed by the FERC trial staff. Among other things, System Energy’s testimony rebutted arguments raised by the FERC trial staff and provided updated calculations for the second refund period based on the study period ending May 31, 2019. For that refund period, System Energy’s testimony shows that strict application of the return on equity methodology proposed by the FERC trial staff indicates that the second complaint would not be dismissed, and the new return on equity would be set at 9.65% (median) or 9.74% (midpoint). System Energy’s testimony argues that these results are insufficient in light of benchmarks such as state returns on equity and treasury bond yields, and instead proposes that the calculated returns on equity for the second period should be either 9.91% (median) or 10.3% (midpoint). System Energy’s testimony also argues that, under application of its proposed modified methodology, the 10.10% return on equity calculated for the first refund period would fall within the range of presumptively just and reasonable returns on equity for the second refund period. System Energy is recording a provision against revenue for the potential outcome of this proceeding.

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

In August 2019 the LPSC and the APSC and MPSC filed rebuttal testimony in the return on equity proceeding and direct and answering testimony relating to System Energy’s capital structure. The LPSC reargues for an authorized return on equity for System Energy of 7.81% for the first refund period and 7.97% for the second refund period. The APSC and MPSC argue for an authorized return on equity for System Energy of 8.26% for the first refund period and 8.32% for the second refund period. With respect to capital structure, the LPSC proposes that the FERC establish a hypothetical capital structure for System Energy for ratemaking purposes. Specifically, the LPSC proposes that System Energy’s common equity ratio be set to Entergy Corporation’s equity ratio of 37% equity and 63% debt. In the alternative, the LPSC argues that the equity ratio should be no higher than 49%, the composite equity ratio of System Energy and the other Entergy operating companies who purchase under the Unit Power Sales Agreement. The APSC and MPSC recommend that 35.98% be set as the common equity ratio for System Energy. As an alternative, the APSC and MPSC propose that System Energy’s common equity be set at 46.75% based on the median equity ratio of the proxy group for setting the return on equity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In September 2019 the FERC trial staff filed its rebuttal testimony in the return on equity proceeding. For the first refund period, the FERC trial staff calculates an authorized return on equity for System Energy of 9.40% based on the application of the FERC’s proposed methodology and an updated proxy group. For the second refund period, based on the study period ending May 31, 2019, the FERC trial staff rebuttal testimony argues for a return on equity of 9.63%. In September 2019 the FERC trial staff also filed direct and answering testimony relating to System Energy’s capital structure. The FERC trial staff argues that the average capital structure of the proxy group used to develop System Energy’s return on equity should be used to establish the capital structure. Using this approach, the FERC trial staff calculates the average capital structure for its proposed proxy group of 46.74% common equity, and 53.26% debt.
In October 2019, System Energy filed answering testimony disputing the FERC trial staff’s, the LPSC’s, and the APSC’s and MPSC’s arguments for the use of a hypothetical capital structure and arguing that the use of System Energy’s actual capital structure is just and reasonable.

Grand Gulf Sale-leaseback Renewal Complaint

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1.

In February 2019 the presiding ALJ ruled that the hearing ordered by the FERC includes the issue of whether specific subcategories of accumulated deferred income tax should be included in, or excluded from, System Energy’s formula rate. In March 2019 the LPSC, MPSC, APSC, and City Council filed direct testimony. The LPSC testimony seeks refunds that include the renewal lease payments (approximately $17.2 million per year since July 2015), rate base reductions for accumulated deferred income taxes associated with uncertain tax positions (claimed to be approximately $334.5 million as of December 2018), and the cost of capital additions associated with the sale-leaseback interest (claimed to be approximately $274.8 million), as well as interest on those amounts. The direct testimony of the City Council and the APSC and MPSC address various issues raised by the LPSC. System Energy disputes that any refunds are owed for billings under the Unit Power Sales Agreement. A hearing has been scheduled for November 2019.

In June 2019 System Energy filed answering testimony in the sale-leaseback complaint proceeding arguing that the FERC should reject all claims for refunds.  Among other things, System Energy argued that claims for refunds of the costs of lease renewal payments and capital additions should be rejected because those costs were recovered consistent with the Unit Power Sales Agreement formula rate, System Energy was not over or double recovering any costs, and customers will save approximately $850 million over initial and renewal terms of the leases.  System Energy argued that claims for refunds associated with liabilities arising from uncertain tax positions should be rejected because the liabilities do not provide cost-free capital, the repayment timing of the liabilities is uncertain, and the outcome of the underlying tax positions is uncertain.  System Energy’s testimony also challenged the refund calculations supplied by the other parties.

In August 2019 the FERC trial staff filed direct and answering testimony seeking refunds for rate base reductions for liabilities associated with uncertain tax positions (claimed to be up to approximately $602 million plus interest). The FERC trial staff also argued that System Energy recovered $32 million more than it should have in depreciation expense for capital additions. In September 2019, System Energy filed cross-answering testimony disputing the FERC trial staff’s arguments for refunds, stating that the FERC trial staff’s position regarding depreciation rates for capital additions is not unreasonable and explaining that any change in depreciation expense is only one element of a Unit Power Sales Agreement rebilling calculation. Adjustments to depreciation expense in any rebilling under the Unit Power Sales Agreement formula rate will also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed. In October 2019 the LPSC filed rebuttal testimony increasing the amount of refunds sought for liabilities associated with uncertain tax positions.  The LPSC now seeks approximately $512 million plus interest.  At the same time, the FERC trial staff filed rebuttal testimony conceding that it was no longer seeking up to $602 million related to the uncertain tax positions; instead, it is seeking approximately $511

Entergy Corporation and Subsidiaries
Notes to Financial Statements

million plus interest.  The LPSC also argued that adjustments to depreciation rates should affect rate base on a prospective basis only.

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

NOTE 3.  EQUITY (Entergy Corporation, Entergy Louisiana, and Entergy Texas)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended September 30,
	2019			2018
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$365.2	198.9	$1.84	$536.4	181.0	$2.96
Average dilutive effect of:
Stock options		0.7	(0.01)		0.4	(0.01)
Other equity plans		0.9	(0.01)		0.8	(0.01)
Equity forwards		—	—		1.5	(0.02)
Diluted earnings per share	$365.2	200.5	$1.82	$536.4	183.7	$2.92

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1.1 million for the three months ended September 30, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	For the Nine Months Ended September 30,
	2019			2018
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$856.2	193.9	$4.42	$914.6	180.8	$5.06
Average dilutive effect of:
Stock options		0.5	(0.01)		0.3	(0.01)
Other equity plans		0.7	(0.02)		0.7	(0.01)
Equity forwards		0.6	(0.01)		0.9	(0.03)
Diluted earnings per share	$856.2	195.7	$4.38	$914.6	182.7	$5.01

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.2 million for the nine months ended September 30, 2019 and approximately 1.1 million for the nine months ended September 30, 2018.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.91 for the three months ended September 30, 2019 and $0.89 for the three months ended September 30, 2018. Dividends declared per common share were $2.73 for the nine months ended September 30, 2019 and $2.67 for the nine months ended September 30, 2018.

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

Treasury Stock

During the nine months ended September 30, 2019, Entergy Corporation issued 1,582,916 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2019.

Retained Earnings

On October 25, 2019, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.93 per share, payable on December 2, 2019, to holders of record as of November 7, 2019.

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

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2019 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, July 1, 2019	$51,736	($508,876)	$26,736	($430,404)
Other comprehensive income (loss) before reclassifications	(5,190)	—	8,350	3,160
Amounts reclassified from accumulated other comprehensive income (loss)	(14,913)	25,464	(3,079)	7,472
Net other comprehensive income (loss) for the period	(20,103)	25,464	5,271	10,632
Ending balance, September 30, 2019	$31,633	($483,412)	$32,007	($419,772)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2019 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Ending balance, December 31, 2018	($23,135)	($531,922)	($2,116)	($557,173)
Implementation of accounting standards	(7,685)	—	879	(6,806)
Beginning balance, January 1, 2019	($30,820)	($531,922)	($1,237)	($563,979)

Other comprehensive income (loss) before reclassifications	122,481	—	37,724	160,205
Amounts reclassified from accumulated other comprehensive income (loss)	(60,028)	48,510	(4,480)	(15,998)
Net other comprehensive income (loss) for the period	62,453	48,510	33,244	144,207
Ending balance, September 30, 2019	$31,633	($483,412)	$32,007	($419,772)

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

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended September 30, 2019 and 2018:

	Pension and Other Postretirement Liabilities
	2019	2018
	(In Thousands)
Beginning balance, July 1,	($8,091)	($57,451)
Amounts reclassified from accumulated other comprehensive income (loss)	(969)	(500)
Net other comprehensive income (loss) for the period	(969)	(500)
Ending balance, September 30,	($9,060)	($57,951)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the nine months ended September 30, 2019 and 2018:

	Pension and Other Postretirement Liabilities
	2019	2018
	(In Thousands)
Beginning balance, January 1,	($6,153)	($46,400)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,907)	(1,502)
Net other comprehensive income (loss) for the period	(2,907)	(1,502)

Reclassification pursuant to ASU 2018-02	—	(10,049)

Ending balance, September 30,	($9,060)	($57,951)

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended September 30, 2019 and 2018 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2019	2018
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$18,925	($10,566)	Competitive business operating revenues
Interest rate swaps	(48)	(63)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	18,877	(10,629)
	(3,964)	2,232	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$14,913	($8,397)

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,325	$5,425	(a)
Amortization of loss	(20,919)	(24,740)	(a)
Settlement loss	(16,630)	(76)	(a)
Total amortization	(32,224)	(19,391)
	6,760	4,126	Income taxes
Total amortization (net of tax)	($25,464)	($15,265)

Net unrealized investment gain (loss)
Realized gain (loss)	$4,872	($8,589)	Interest and investment income
	(1,793)	3,161	Income taxes
Total realized investment gain (loss) (net of tax)	$3,079	($5,428)

Total reclassifications for the period (net of tax)	($7,472)	($29,090)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the nine months ended September 30, 2019 and 2018 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2019	2018
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$76,129	($37,913)	Competitive business operating revenues
Interest rate swaps	(145)	(278)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	75,984	(38,191)
	(15,956)	8,020	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$60,028	($30,171)

Pension and other postretirement liabilities
Amortization of prior-service credit	$15,977	$16,278	(a)
Amortization of loss	(58,888)	(74,503)	(a)
Settlement loss	(18,685)	(2,098)	(a)
Total amortization	(61,596)	(60,323)
	13,086	12,919	Income taxes
Total amortization (net of tax)	($48,510)	($47,404)

Net unrealized investment gain (loss)
Realized gain (loss)	$7,088	($21,703)	Interest and investment income
	(2,608)	7,987	Income taxes
Total realized investment gain (loss) (net of tax)	$4,480	($13,716)

Total reclassifications for the period (net of tax)	$15,998	($91,291)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended September 30, 2019 and 2018 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2019	2018
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,837	$1,934	(a)
Amortization of loss	(526)	(1,257)	(a)
Total amortization	1,311	677
	(342)	(177)	Income taxes
Total amortization (net of tax)	969	500

Total reclassifications for the period (net of tax)	$969	$500

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the nine months ended September 30, 2019 and 2018 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2019	2018
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$5,511	$5,802	(a)
Amortization of loss	(1,578)	(3,770)	(a)
Total amortization	3,933	2,032
	(1,026)	(530)	Income taxes
Total amortization (net of tax)	2,907	1,502

Total reclassifications for the period (net of tax)	$2,907	$1,502

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Preferred Stock

In September 2019, Entergy Texas issued $35 million of 5.375% Series A preferred stock, a total of 1,400,000 shares with a liquidation value of $25 per share, all of which are outstanding as of September 30, 2019. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after October 15, 2024 at Entergy Texas’s option, at a fixed redemption price of $25 per share.

Accounting standards regarding the classification and measurement of redeemable securities require the classification of preferred securities between liabilities and shareholders’ equity on the balance sheet if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances. These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote. The outstanding preferred stock of Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Texas has protective rights with respect to unpaid dividends but provides for the election of board members that would not constitute a majority of the board, and the preferred stock of Entergy Texas is therefore classified as a component of equity.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2024.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2019 was 3.94% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2019.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$155	$6	$3,339

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  At September 30, 2019, Entergy Corporation had approximately $1,918 million of commercial paper outstanding.  The weighted-average interest rate for the nine months ended September 30, 2019 was 2.88%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2019 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2019	Letters of Credit Outstanding as of September 30, 2019
Entergy Arkansas	April 2020	$20 million (b)	3.17%	$—	$—
Entergy Arkansas	September 2024	$150 million (c)	3.17%	$—	$—
Entergy Louisiana	September 2024	$350 million (c)	3.17%	$—	$—
Entergy Mississippi	May 2020	$37.5 million (d)	3.54%	$—	$—
Entergy Mississippi	May 2020	$35 million (d)	3.54%	$—	$—
Entergy Mississippi	May 2020	$10 million (d)	3.54%	$—	$—
Entergy New Orleans	November 2021	$25 million (c)	3.32%	$—	$0.8 million
Entergy Texas	September 2024	$150 million (c)	3.54%	$—	$1.3 million

(a)	The interest rate is the estimated interest rate as of September 30, 2019 that would have been applied to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of September 30, 2019:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of September 30, 2019 (a)
Entergy Arkansas	$25 million	0.70%	$1 million
Entergy Louisiana	$125 million	0.70%	$11.7 million
Entergy Mississippi	$65 million	0.70%	$8.1 million
Entergy New Orleans	$15 million	1.00%	$1 million
Entergy Texas	$50 million	0.70%	$26.2 million

(a)
As of September 30, 2019, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi. See Note 8 to the financial statements herein for discussion of financial transmission rights.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits for Entergy New Orleans are effective through October 31, 2021. The current FERC-authorized limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy are effective through November 8, 2020. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2019 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$150	$46
Entergy Texas	$200	$—
System Energy	$200	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Vermont Yankee Asset Retirement Management, LLC Credit Facility

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Vermont Yankee Asset Retirement Management, LLC, Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in November 2020. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of September 30, 2019, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the nine months ended September 30, 2019 was 4.07% on the drawn portion of the facility. See Note 14 to the financial statements in the Form 10-K and Note 16 to the financial statements herein for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs have commercial paper programs in place. Following is a summary as of September 30, 2019:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2019
		(Dollars in Millions)
Entergy Arkansas VIE	September 2021	$80	3.41%	$30.3
Entergy Louisiana River Bend VIE	September 2021	$105	3.37%	$84.3
Entergy Louisiana Waterford VIE	September 2021	$105	3.41%	$65.5
System Energy VIE	September 2021	$120	3.42%	$53.6

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of September 30, 2019 as follows:

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

In September 2019, Entergy Texas issued $300 million of 3.55% Series mortgage bonds due September 2049.
Entergy Texas is using the proceeds, together with other funds, to finance the construction of the Montgomery County Power Station, and for general corporate purposes.

(System Energy)

In March 2019, System Energy issued $134 million of 2.50% Series 2019 revenue refunding bonds due April 2022. The proceeds were used to redeem, prior to maturity, $134 million of 5.875% Series 1998 pollution control revenue refunding bonds due April 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2019 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$17,458,026	$18,628,268
Entergy Arkansas	$3,538,384	$3,621,073
Entergy Louisiana	$7,344,160	$8,038,675
Entergy Mississippi	$1,469,454	$1,586,199
Entergy New Orleans	$478,619	$522,688
Entergy Texas	$1,938,303	$2,128,842
System Energy	$570,001	$554,374

(a)	The fair value excludes lease obligations of $34 million at System Energy and long-term DOE obligations of $190 million at Entergy Arkansas, and include debt due within one year.

(b)	Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2018 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$16,168,312	$15,880,239
Entergy Arkansas	$3,225,759	$3,002,627
Entergy Louisiana	$6,805,768	$6,834,134
Entergy Mississippi	$1,325,750	$1,276,452
Entergy New Orleans	$483,704	$491,569
Entergy Texas	$1,513,735	$1,528,828
System Energy	$630,750	$596,123

(a)	The values exclude the lease obligations of $34 million at System Energy and long-term DOE obligations of $187 million at Entergy Arkansas, and include debt due within one year.

(b)	Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Stock Options

Entergy granted options on 693,161 shares of its common stock under the 2015 Equity Ownership Plan during the first quarter 2019 with a fair value of $8.32 per option.  As of September 30, 2019, there were options on 2,515,896 shares of common stock outstanding with a weighted-average exercise price of $78.53.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2019.  The aggregate intrinsic value of the stock options outstanding as of September 30, 2019 was $97.7 million.

The following table includes financial information for outstanding stock options for the three months ended September 30, 2019 and 2018:

	2019	2018
	(In Millions)
Compensation expense included in Entergy’s net income	$0.9	$1.1
Tax benefit recognized in Entergy’s net income	$0.2	$0.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.4	$0.1

The following table includes financial information for outstanding stock options for the nine months ended September 30, 2019 and 2018:

	2019	2018
	(In Millions)
Compensation expense included in Entergy’s net income	$2.9	$3.3
Tax benefit recognized in Entergy’s net income	$0.7	$0.8
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.0	$0.5

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for other outstanding equity awards for the three months ended September 30, 2019 and 2018:

	2019	2018
	(In Millions)
Compensation expense included in Entergy’s net income	$8.4	$8.5
Tax benefit recognized in Entergy’s net income	$2.1	$2.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$3.0	$2.5

The following table includes financial information for other outstanding equity awards for the nine months ended September 30, 2019 and 2018:

	2019	2018
	(In Millions)
Compensation expense included in Entergy’s net income	$25.6	$26.0
Tax benefit recognized in Entergy’s net income	$6.5	$6.6
Compensation cost capitalized as part of fixed assets and materials and supplies	$8.8	$7.3

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the third quarters of 2019 and 2018, included the following components:

	2019	2018
	(In Thousands)
Service cost - benefits earned during the period	$33,553	$38,752
Interest cost on projected benefit obligation	73,261	66,854
Expected return on assets	(103,751)	(110,535)
Amortization of prior service cost	—	99
Amortization of net loss	60,395	68,526
Settlement charges	16,291	—
Net pension costs	$79,749	$63,696

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2019 and 2018, included the following components:

	2019	2018
	(In Thousands)
Service cost - benefits earned during the period	$100,766	$116,256
Interest cost on projected benefit obligation	221,114	200,562
Expected return on assets	(311,494)	(331,605)
Amortization of prior service cost	—	297
Amortization of net loss	177,233	205,578
Settlement charges	17,591	—
Net pension costs	$205,210	$191,088

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the third quarters of 2019 and 2018, included the following components:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$5,260	$7,284	$1,629	$568	$1,350	$1,549
Interest cost on projected benefit obligation	14,175	15,882	4,068	1,873	3,613	3,364
Expected return on assets	(20,177)	(22,651)	(5,969)	(2,696)	(5,862)	(4,678)
Amortization of net loss	11,840	11,643	3,104	1,529	2,334	2,850
Net pension cost	$11,098	$12,158	$2,832	$1,274	$1,435	$3,085

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,189	$8,446	$1,822	$673	$1,589	$1,776
Interest cost on projected benefit obligation	13,004	14,940	3,769	1,813	3,348	3,227
Expected return on assets	(21,851)	(24,809)	(6,502)	(2,993)	(6,523)	(4,991)
Amortization of net loss	13,412	14,450	3,610	1,954	2,626	3,715
Net pension cost	$10,754	$13,027	$2,699	$1,447	$1,040	$3,727

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the nine months ended September 30, 2019 and 2018, included the following components:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$15,782	$21,852	$4,887	$1,706	$4,050	$4,649
Interest cost on projected benefit obligation	42,525	47,646	12,204	5,621	10,837	10,091
Expected return on assets	(60,529)	(67,955)	(17,905)	(8,089)	(17,586)	(14,032)
Amortization of net loss	35,522	34,929	9,313	4,588	7,002	8,550
Net pension cost	$33,300	$36,472	$8,499	$3,826	$4,303	$9,258

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$18,567	$25,338	$5,466	$2,019	$4,767	$5,328
Interest cost on projected benefit obligation	39,012	44,820	11,307	5,439	10,044	9,681
Expected return on assets	(65,553)	(74,427)	(19,506)	(8,979)	(19,569)	(14,973)
Amortization of net loss	40,236	43,350	10,830	5,862	7,878	11,145
Net pension cost	$32,262	$39,081	$8,097	$4,341	$3,120	$11,181

Non-Qualified Net Pension Cost

Entergy recognized $4.6 million and $4.2 million in pension cost for its non-qualified pension plans in the third quarters of 2019 and 2018, respectively. Reflected in the pension cost for non-qualified pension plans in the third quarters of 2019 and 2018 were settlement charges of $955 thousand and $212 thousand, respectively, related to the payment of lump sum benefits out of the plan. Entergy recognized $16.3 million and $19.7 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2019 and 2018, respectively. Reflected in the pension cost for non-qualified pension plans for the nine months ended September 30, 2019 and 2018 were settlement charges of $4.6 million and $7 million, respectively, related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the third quarters of 2019 and 2018:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2019	$67	$38	$69	$5	$119
2018	$114	$42	$73	$20	$122

Reflected in Entergy Arkansas’s non-qualified pension costs in the third quarter of 2018 were settlement charges of $7 thousand related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the nine months ended September 30, 2019 and 2018:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2019	$211	$122	$257	$16	$365
2018	$369	$138	$230	$62	$529

Reflected in Entergy Mississippi’s non-qualified pension costs for the nine months ended September 30, 2019 were settlement charges of $40 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Arkansas’s non-qualified pension costs for the nine months ended September 30, 2018 were settlement charges of $30 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs for the nine months ended September 30, 2018 were settlement charges of $139 thousand related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost (Income)

Entergy’s other postretirement benefit cost (income), including amounts capitalized, for the third quarters of 2019 and 2018, included the following components:

	2019	2018
	(In Thousands)
Service cost - benefits earned during the period	$4,675	$6,782
Interest cost on accumulated postretirement benefit obligation (APBO)	11,975	12,681
Expected return on assets	(9,562)	(10,373)
Amortization of prior service credit	(8,844)	(9,251)
Amortization of net loss	358	3,432
Net other postretirement benefit cost (income)	($1,398)	$3,271

Entergy’s other postretirement benefit cost (income), including amounts capitalized, for the nine months ended September 30, 2019 and 2018, included the following components:

	2019	2018
	(In Thousands)
Service cost - benefits earned during the period	$14,025	$20,346
Interest cost on accumulated postretirement benefit obligation (APBO)	35,925	38,043
Expected return on assets	(28,686)	(31,119)
Amortization of prior service credit	(26,532)	(27,753)
Amortization of net loss	1,074	10,296
Net other postretirement benefit cost (income)	($4,194)	$9,813

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for third quarters of 2019 and 2018, included the following components:

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

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the nine months ended September 30, 2019 and 2018, included the following components:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,773	$3,480	$786	$276	$708	$729
Interest cost on APBO	5,421	7,998	2,010	1,185	2,562	1,428
Expected return on assets	(11,973)	—	(3,597)	(3,711)	(6,828)	(2,091)
Amortization of prior service credit	(3,714)	(5,511)	(1,317)	(513)	(1,683)	(1,089)
Amortization of net (gain) loss	432	(522)	543	174	363	267
Net other postretirement benefit cost (income)	($8,061)	$5,445	($1,575)	($2,589)	($4,878)	($756)

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$2,379	$4,668	$963	$387	$990	$918
Interest cost on APBO	5,991	8,367	2,049	1,251	2,817	1,500
Expected return on assets	(13,026)	—	(3,909)	(3,939)	(7,338)	(2,349)
Amortization of prior service credit	(3,834)	(5,802)	(1,368)	(558)	(1,737)	(1,134)
Amortization of net loss	867	1,164	1,131	102	618	699
Net other postretirement benefit cost (income)	($7,623)	$8,397	($1,134)	($2,757)	($4,650)	($366)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the third quarters of 2019 and 2018:

2019	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,375	($50)	$5,325
Amortization of net gain (loss)	(20,686)	308	(541)	(20,919)
Settlement loss	(16,257)	—	(373)	(16,630)
	($36,943)	$5,683	($964)	($32,224)
Entergy Louisiana
Amortization of prior service credit	$—	$1,837	$—	$1,837
Amortization of net gain (loss)	(699)	174	(1)	(526)
	($699)	$2,011	($1)	$1,311

2018	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	($99)	$5,595	($71)	$5,425
Amortization of net loss	(21,958)	(1,932)	(850)	(24,740)
Settlement loss	—	—	(76)	(76)
	($22,057)	$3,663	($997)	($19,391)
Entergy Louisiana
Amortization of prior service credit	$—	$1,934	$—	$1,934
Amortization of net loss	(867)	(388)	(2)	(1,257)
	($867)	$1,546	($2)	$677

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the nine months ended September 30, 2019 and 2018:

2019	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$16,125	($148)	$15,977
Amortization of net gain (loss)	(58,156)	923	(1,655)	(58,888)
Settlement loss	(17,557)	—	(1,128)	(18,685)
	($75,713)	$17,048	($2,931)	($61,596)
Entergy Louisiana
Amortization of prior service credit	$—	$5,511	$—	$5,511
Amortization of net gain (loss)	(2,096)	522	(4)	(1,578)
	($2,096)	$6,033	($4)	$3,933

2018	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	($297)	$16,786	($211)	$16,278
Amortization of net loss	(65,870)	(5,801)	(2,832)	(74,503)
Settlement loss	—	—	(2,098)	(2,098)
	($66,167)	$10,985	($5,141)	($60,323)
Entergy Louisiana
Amortization of prior service credit	$—	$5,802	$—	$5,802
Amortization of net loss	(2,601)	(1,164)	(5)	(3,770)
	($2,601)	$4,638	($5)	$2,032

Employer Contributions

Based on current assumptions, Entergy expects to contribute $176.9 million to its qualified pension plans in 2019.  As of September 30, 2019, Entergy had contributed $123.1 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2019 pension contributions	$27,112	$26,451	$7,701	$1,800	$1,645	$8,285
Pension contributions made through September 2019	$18,222	$18,272	$5,186	$1,237	$1,192	$5,631
Remaining estimated pension contributions to be made in 2019	$8,890	$8,179	$2,515	$563	$453	$2,654

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of September 30, 2019 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the third quarters of 2019 and 2018 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2019
Operating revenues	$2,840,222	$300,363	$9	($19)	$3,140,575
Income taxes	$71,698	($30,855)	($11,642)	$—	$29,201
Consolidated net income (loss)	$581,964	($140,501)	($40,105)	($31,899)	$369,459
2018
Operating revenues	$2,724,279	$380,080	$—	($40)	$3,104,319
Income taxes	($137,035)	($135,659)	($10,312)	$—	($283,006)
Consolidated net income (loss)	$507,745	$105,571	($41,601)	($31,897)	$539,818

Entergy’s segment financial information for the nine months ended September 30, 2019 and 2018 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2019
Operating revenues	$7,392,641	$1,023,757	$11	($42)	$8,416,367
Income taxes	$81,283	$25,763	($33,616)	$—	$73,430
Consolidated net income (loss)	$1,150,863	($68,804)	($117,725)	($95,695)	$868,639
Total assets as of September 30, 2019	$48,348,371	$4,122,007	$501,983	($2,466,093)	$50,506,268
2018
Operating revenues	$7,389,477	$1,107,606	$—	($113)	$8,496,970
Income taxes	($325,134)	($166,882)	($27,921)	$—	($519,937)
Consolidated net income (loss)	$1,104,078	$31,456	($114,962)	($95,695)	$924,877
Total assets as of December 31, 2018	$44,777,167	$5,459,275	$733,366	($2,694,742)	$48,275,066

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

Total restructuring charges for the third quarters of 2019 and 2018 were comprised of the following:

	2019			2018
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of July 1,	$181	$14	$195	$143	$14	$157
Restructuring costs accrued	14	—	14	43	—	43
Cash paid out	86	—	86	—	—	—
Balance as of September 30,	$109	$14	$123	$186	$14	$200

In addition, Entergy Wholesale Commodities incurred $8 million in the third quarter 2019 and $155 million in the third quarter 2018 of impairment and other related charges associated with these strategic decisions and transactions.

Total restructuring charges for the nine months ended September 30, 2019 and 2018 were comprised of the following:

	2019			2018
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$179	$14	$193	$83	$14	$97
Restructuring costs accrued	70	—	70	103	—	103
Cash paid out	140	—	140	—	—	—
Balance as of September 30,	$109	$14	$123	$186	$14	$200

In addition, Entergy Wholesale Commodities incurred $98 million in the nine months ended September 30, 2019 and $297 million in the nine months ended September 30, 2018 of impairment and other related charges associated with these strategic decisions and transactions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses associated with management’s strategy to exit the merchant power business of approximately $100 million in 2019, of which $70 million has been incurred as of September 30, 2019, and a total of approximately $135 million from 2020 through 2022.

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at September 30, 2019 is approximately 1.5 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 97% for the remainder of 2019, of which approximately 72% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2019 is 6.1 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of September 30, 2019, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $13 million in cash collateral were required to be posted by the Entergy subsidiary to its counterparties and $2 million in cash and $48 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2018, derivative contracts with six counterparties were in a liability position (approximately $34 million total). In addition to the corporate guarantee, $19 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of September 30, 2019 is 4.5 years for Entergy Louisiana and the maximum length of time over which Entergy has executed natural gas swaps as of September 30, 2019 is 6 months each for Entergy Mississippi and Entergy New Orleans. The total volume of natural gas swaps and options outstanding as of September 30, 2019 is 40,346,000 MMBtu for Entergy, including 32,880,000 MMBtu for Entergy Louisiana, 6,210,000 MMBtu for Entergy Mississippi, and 1,256,000 for Entergy New Orleans. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the second quarter 2019, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2019 through May 31, 2020. Financial transmission rights are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of September 30, 2019 is 79,459 GWh for Entergy, including 17,898 GWh for Entergy Arkansas, 36,474 GWh for Entergy Louisiana, 10,087 GWh for Entergy Mississippi, 3,751 GWh for Entergy New Orleans, and 10,931 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of September 30, 2019 and December 31, 2018. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Mississippi as of September 30, 2019 and Entergy Mississippi and Entergy Texas as of December 31, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of September 30, 2019 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$35	($5)	$30	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$14	($2)	$12	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$5	($5)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$9	($3)	$6	Entergy Wholesale Commodities
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$1	$—	$1	Utility
Financial transmission rights	Prepayments and other	$17	($1)	$16	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$4	($4)	$—	Entergy Wholesale Commodities
Natural gas swaps and options	Other current liabilities (current portion)	$4	$—	$4	Utility
Natural gas swaps and options	Other non-current liabilities (non-current portion)	$1	$—	$1	Utility

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)
Excludes cash collateral in the amount of $2 million held and $13 million posted as of September 30, 2019 and $19 million posted as of December 31, 2018. Also excludes letters of credit in the amount of $48 million held as of September 30, 2019 and $4 million posted as of December 31, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended September 30, 2019 and 2018 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2019
Electricity swaps and options	($7)	Competitive businesses operating revenues	$19

2018
Electricity swaps and options	($51)	Competitive businesses operating revenues	($11)

(a)	Before taxes of $4 million and ($2) million for the three months ended September 30, 2019 and 2018, respectively

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the nine months ended September 30, 2019 and 2018 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2019
Electricity swaps and options	$145	Competitive businesses operating revenues	$76

2018
Electricity swaps and options	($40)	Competitive businesses operating revenues	($38)

(a)	Before taxes of $16 million and ($8) million for the nine months ended September 30, 2019 and 2018, respectively

Prior to the adoption of ASU 2017-12, Entergy measured its hedges for ineffectiveness. Any ineffectiveness was recognized in earnings during the period. The ineffective portion of cash flow hedges was recorded in competitive businesses operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended September 30, 2018 was ($3.1) million. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the nine months ended September 30, 2018 was ($5.2) million.

Based on market prices as of September 30, 2019, unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled $42 million of net unrealized losses.  Approximately $30 million is expected to be reclassified from accumulated other comprehensive income to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2019 and 2018 are as follows:

Instrument	Amount of gain (loss) recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2019
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($2)
Financial transmission rights	$—		Purchased power expense	(b)	$25
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$1

2018
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$—
Financial transmission rights	$—		Purchased power expense	(b)	$31
Electricity swaps and options	$—	(c)	Competitive business operating revenues		($2)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2019 and 2018 are as follows:

Instrument	Amount of gain (loss) recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2019
Natural gas swaps and options	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($9)
Financial transmission rights	$—		Purchased power expense	(b)	$78
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$4

2018
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$5
Financial transmission rights	$—		Purchased power expense	(b)	$104
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$—

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of September 30, 2019 are shown in the table below. Certain investments are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$0.1	$—	$0.1	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$1.0	$—	$1.0	Entergy Louisiana

Financial transmission rights	Prepayments and other	$4.0	($0.1)	$3.9	Entergy Arkansas
Financial transmission rights	Prepayments and other	$9.1	$—	$9.1	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.5	$—	$1.5	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.7	$—	$0.7	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.7	($0.4)	$1.3	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$2.2	$—	$2.2	Entergy Louisiana
Natural gas swaps and options	Other non-current liabilities	$1.4	$—	$1.4	Entergy Louisiana
Natural gas swaps	Other current liabilities	$1.1	$—	$1.1	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.1	$—	$0.1	Entergy New Orleans

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets

(d)
As of September 30, 2019, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi. As of December 31, 2018, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi, and $4.1 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended September 30, 2019 and 2018 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2019
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.3)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$3.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$14.4	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.9	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	($0.3)	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$5.5	(b)	Entergy Texas

2018
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.1	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$10.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$13.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$5.4	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.0	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	($0.4)	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the nine months ended September 30, 2019 and 2018 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2019
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($3.6)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.5)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.1	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$15.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$40.9	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$5.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.2	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$13.6	(b)	Entergy Texas

2018
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.2	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.9	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$20.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$57.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$23.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$10.5	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	($5.6)	(b)	Entergy Texas

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

The amounts reflected as the fair values of electricity options are valued based on a Black Scholes model, and are calculated at the end of each month for accounting purposes.  Inputs to the valuation include end of day forward market prices for the period when the transactions will settle, implied volatilities based on market volatilities provided by a third-party data aggregator, and U.S. Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities are reviewed and can be adjusted if it is determined that there is a better representation of fair value.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$885	$—	$—	$885
Decommissioning trust funds (a):
Equity securities	836	—	—	836
Debt securities	1,214	1,754	—	2,968
Common trusts (b)				2,325
Power contracts	—	—	48	48
Securitization recovery trust account	55	—	—	55
Escrow accounts	410	—	—	410
Gas hedge contracts	—	1	—	1
Financial transmission rights	—	—	16	16
	$3,400	$1,755	$64	$7,544

Liabilities:
Gas hedge contracts	$4	$1	$—	$5

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$424	$—	$—	$424
Decommissioning trust funds (a):
Equity securities	1,686	—	—	1,686
Debt securities	1,259	1,625	—	2,884
Common trusts (b)				2,350
Power contracts	—	—	3	3
Securitization recovery trust account	51	—	—	51
Escrow accounts	403	—	—	403
Gas hedge contracts	—	2	—	2
Financial transmission rights	—	—	15	15
	$3,823	$1,627	$18	$7,818
Liabilities:
Power contracts	$—	$—	$34	$34
Gas hedge contracts	1	—	—	1
	$1	$—	$34	$35

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2019 and 2018:

	2019		2018
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of July 1,	$72	$29	($25)	$41
Total gains (losses) for the period (a)
Included in earnings	1	—	(4)	—
Included in other comprehensive income	(7)	—	(51)	—
Included as a regulatory liability/asset	—	12	—	19
Settlements	(18)	(25)	13	(31)
Balance as of September 30,	$48	$16	($67)	$29

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($1.2) million for the three months ended September 30, 2019 and $1.7 million for the three months ended September 30, 2018.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2019 and 2018:

	2019		2018
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	($31)	$15	($65)	$21
Total gains (losses) for the period (a)
Included in earnings	4	—	(5)	(1)
Included in other comprehensive income	145	—	(40)	—
Included as a regulatory liability/asset	—	44	—	67
Issuances of financial transmission rights	—	35	—	46
Settlements	(70)	(78)	43	(104)
Balance as of September 30,	$48	$16	($67)	$29

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($4.7) million for the nine months ended September 30, 2019 and $1.1 million for the nine months ended September 30, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of September 30, 2019:

Transaction Type	Fair Value	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	$48	Unit contingent discount	+/-	4% - 4.75%	$4 - $5

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$76.7	$—	$—	$76.7
Decommissioning trust funds (a):
Equity securities	6.2	—	—	6.2
Debt securities	101.4	306.3	—	407.7
Common trusts (b)				631.9
Securitization recovery trust account	7.9	—	—	7.9
Financial transmission rights	—	—	3.9	3.9
	$192.2	$306.3	$3.9	$1,134.3

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$4.0	$—	$—	$4.0
Debt securities	94.8	286.5	—	381.3
Common trusts (b)				526.7
Securitization recovery trust account	4.7	—	—	4.7
Financial transmission rights	—	—	3.4	3.4
	$103.5	$286.5	$3.4	$920.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$127.8	$—	$—	$127.8
Decommissioning trust funds (a):
Equity securities	5.3	—	—	5.3
Debt securities	183.7	409.7	—	593.4
Common trusts (b)				886.9
Escrow accounts	294.5	—	—	294.5
Securitization recovery trust account	10.1	—	—	10.1
Gas hedge contracts	0.1	1.0	—	1.1
Financial transmission rights	—	—	9.1	9.1
	$621.5	$410.7	$9.1	$1,928.2

Liabilities:
Gas hedge contracts	$2.2	$1.4	$—	$3.6

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$43.1	$—	$—	$43.1
Decommissioning trust funds (a):
Equity securities	13.3	—	—	13.3
Debt securities	162.0	370.9	—	532.9
Common trusts (b)				738.8
Escrow accounts	289.5	—	—	289.5
Securitization recovery trust account	3.6	—	—	3.6
Gas hedge contracts	—	1.9	—	1.9
Financial transmission rights	—	—	8.3	8.3
	$511.5	$372.8	$8.3	$1,631.4

Liabilities:
Gas hedge contracts	$0.7	$0.4	$—	$1.1

Entergy Mississippi

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$98.9	$—	$—	$98.9
Escrow accounts	33.0	—	—	33.0
Financial transmission rights	—	—	1.5	1.5
	$131.9	$—	$1.5	$133.4

Liabilities:
Gas hedge contracts	$1.1	$—	$—	$1.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$36.9	$—	$—	$36.9
Escrow accounts	32.4	—	—	32.4
Financial transmission rights	—	—	2.2	2.2
	$69.3	$—	$2.2	$71.5

Entergy New Orleans

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$5.3	$—	$—	$5.3
Escrow accounts	82.2	—	—	82.2
Financial transmission rights	—	—	0.7	0.7
	$87.5	$—	$0.7	$88.2

Liabilities:
Gas hedge contracts	$0.1	$—	$—	$0.1

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$19.7	$—	$—	$19.7
Securitization recovery trust account	2.2	—	—	2.2
Escrow accounts	80.9	—	—	80.9
Financial transmission rights	—	—	1.3	1.3
	$102.8	$—	$1.3	$104.1

Liabilities:
Gas hedge contracts	$0.1	$—	$—	$0.1

Entergy Texas

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$92.3	$—	$—	$92.3
Securitization recovery trust account	31.6	—	—	31.6
Financial transmission rights	—	—	1.3	1.3
	$123.9	$—	$1.3	$125.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$40.2	$—	$—	$40.2

Liabilities:
Financial transmission rights	$—	$—	$0.5	$0.5

System Energy

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$164.2	$—	$—	$164.2
Decommissioning trust funds (a):
Equity securities	5.8	—	—	5.8
Debt securities	206.0	189.3	—	395.3
Common trusts (b)				601.2
	$376.0	$189.3	$—	$1,166.5

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$95.6	$—	$—	$95.6
Decommissioning trust funds (a):
Equity securities	4.4	—	—	4.4
Debt securities	224.5	139.7	—	364.2
Common trusts (b)				500.9
	$324.5	$139.7	$—	$965.1

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2019.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$8.2	$15.6	$2.8	$2.0	$0.6
Gains (losses) included as a regulatory liability/asset	(0.8)	7.9	0.6	(1.6)	6.2
Settlements	(3.5)	(14.4)	(1.9)	0.3	(5.5)
Balance as of September 30,	$3.9	$9.1	$1.5	$0.7	$1.3

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2018.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$10.5	$18.2	$4.4	$3.0	$4.7
Gains (losses) included as a regulatory liability/asset	10.9	7.6	4.7	1.1	(5.0)
Settlements	(10.1)	(13.8)	(5.4)	(2.0)	0.4
Balance as of September 30,	$11.3	$12.0	$3.7	$2.1	$0.1

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2019.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$3.4	$8.3	$2.2	$1.3	($0.5)
Issuances of financial transmission rights	9.6	18.7	3.9	2.7	0.1
Gains (losses) included as a regulatory liability/asset	6.3	23.0	0.6	(1.1)	15.3
Settlements	(15.4)	(40.9)	(5.2)	(2.2)	(13.6)
Balance as of September 30,	$3.9	$9.1	$1.5	$0.7	$1.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2018.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$3.0	$10.2	$2.1	$2.2	$3.4
Issuances of financial transmission rights	11.8	20.0	4.5	3.7	6.1
Gains (losses) included as a regulatory liability/asset	16.6	39.0	20.1	6.7	(15.0)
Settlements	(20.1)	(57.2)	(23.0)	(10.5)	5.6
Balance as of September 30,	$11.3	$12.0	$3.7	$2.1	$0.1
NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

The NRC requires Entergy subsidiaries to maintain nuclear decommissioning trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Indian Point 1, Indian Point 2, Indian Point 3, and Palisades. Entergy’s nuclear decommissioning trust funds invest in equity securities, fixed-rate debt securities, and cash and cash equivalents.

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

As discussed in Note 16 to the financial statements herein, in August 2019, Entergy completed the transfer of the Pilgrim plant to Holtec. As part of the transaction, Entergy transferred the Pilgrim decommissioning trust fund to Holtec. The disposition-date fair value of the decommissioning trust fund was approximately $1,030 million.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for Indian Point 1, Indian Point 2, Indian Point 3, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds are recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity.  Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings. A portion of Entergy’s decommissioning trust funds are held in a wholly-owned registered investment company, and unrealized gains and losses on both the equity and debt securities held in the registered investment company are recognized in earnings. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2019 on equity securities still held as of September 30, 2019 were $17 million and $491 million, respectively. The equity securities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of September 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities (a)	$2,462	$114	$2

2018
Debt Securities (a)	$2,495	$19	$35

(a)
Debt securities presented herein do not include the $506 million and $389 million of debt securities held in the wholly-owned registered investment company as of September 30, 2019 and December 31, 2018, respectively, which are not accounted for as available-for-sale.

The unrealized gains/(losses) above are reported before deferred taxes of $16 million as of September 30, 2019 and ($1) million as of December 31, 2018 for debt securities. The amortized cost of available-for-sale debt securities was $2,362 million as of September 30, 2019 and $2,511 million as of December 31, 2018.  As of September 30, 2019, available-for-sale debt securities have an average coupon rate of approximately 3.15%, an average duration of approximately 5.63 years, and an average maturity of approximately 9.02 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$236	$2
More than 12 months	67	—
Total	$303	$2

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$652	$9
More than 12 months	782	26
Total	$1,434	$35

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$165	$199
1 year - 5 years	870	1,066
5 years - 10 years	636	544
10 years - 15 years	89	77
15 years - 20 years	98	78
20 years+	604	531
Total	$2,462	$2,495

During the three months ended September 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $407 million and $2,377 million, respectively.  During the three months ended September 30, 2019 and 2018, gross gains of $11 million and $4 million, respectively, and gross losses of $0.4 million and $15 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $1,133 million and $4,178 million, respectively.  During the nine months ended September 30, 2019 and 2018, gross gains of $20 million and $6 million, respectively, and gross losses of $3 million and $37 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of September 30, 2019 are $534 million for Indian Point 1, $676 million for Indian Point 2, $893 million for Indian Point 3, and $492 million for Palisades. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2018 are $471 million for Indian Point 1, $598 million for Indian Point 2, $781 million for Indian Point 3, $444 million for Palisades, $1,028 million for Pilgrim, and $532 million for Vermont Yankee. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities	$407.7	$11.8	$0.9

2018
Debt Securities	$381.3	$0.6	$8.2

The amortized cost of available-for-sale debt securities was $396.8 million as of September 30, 2019 and $389 million as of December 31, 2018.  As of September 30, 2019, available-for-sale debt securities have an average coupon

Entergy Corporation and Subsidiaries
Notes to Financial Statements

rate of approximately 2.78%, an average duration of approximately 5.57 years, and an average maturity of approximately 8.13 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2019 on equity securities still held as of September 30, 2019 were $2.6 million and $96.5 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$51.5	$0.8
More than 12 months	21.0	0.1
Total	$72.5	$0.9

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$65.8	$0.5
More than 12 months	231.1	7.7
Total	$296.9	$8.2

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$50.3	$32.5
1 year - 5 years	120.4	170.3
5 years - 10 years	144.5	114.0
10 years - 15 years	24.3	10.3
15 years - 20 years	14.2	8.1
20 years+	54.0	46.1
Total	$407.7	$381.3

During the three months ended September 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $45.5 million and $137.9 million, respectively.  During the three months ended September 30, 2019 and 2018, gross gains of $2 million and $0.01 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2018, gross losses of $0.6 million related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2019, there were no gross losses.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the nine months ended September 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $78.7 million and $259.3 million, respectively.  During the nine months ended September 30, 2019 and 2018, gross gains of $2.1 million and $0.1 million, respectively, and gross losses of $0.1 million and $3 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities	$593.4	$32.6	$0.3

2018
Debt Securities	$532.9	$4.1	$6.0

The amortized cost of available-for-sale debt securities was $561 million as of September 30, 2019 and $534.8 million as of December 31, 2018.  As of September 30, 2019, the available-for-sale debt securities have an average coupon rate of approximately 3.85%, an average duration of approximately 6.53 years, and an average maturity of approximately 13.11 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2019 on equity securities still held as of September 30, 2019 were $6 million and $137.2 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$49.3	$0.3
More than 12 months	12.9	—
Total	$62.2	$0.3

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

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$56.6	$31.1
1 year - 5 years	138.2	130.5
5 years - 10 years	118.4	111.0
10 years - 15 years	34.7	29.0
15 years - 20 years	45.0	37.1
20 years+	200.5	194.2
Total	$593.4	$532.9

During the three months ended September 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $59.7 million and $773.9 million, respectively.  During the three months ended September 30, 2019 and 2018, gross gains of $2.5 million and $1.9 million, respectively, and gross losses of $29 thousand and $3.6 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $155.4 million and $943.3 million, respectively.  During the nine months ended September 30, 2019 and 2018, gross gains of $4.2 million and $2.5 million, respectively, and gross losses of $0.2 million and $4.8 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities	$395.3	$19.7	$0.1

2018
Debt Securities	$364.2	$2.9	$5.8

The amortized cost of available-for-sale debt securities was $375.6 million as of September 30, 2019 and $367.1 million as of December 31, 2018.  As of September 30, 2019, available-for-sale debt securities have an average coupon rate of approximately 3.09%, an average duration of approximately 6.84 years, and an average maturity of approximately 9.88 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2019 on equity securities still held as of September 30, 2019 were $2.5 million and $91.8 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$38.8	$0.1
More than 12 months	4.3	—
Total	$43.1	$0.1

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$89.7	$2.4
More than 12 months	79.8	3.4
Total	$169.5	$5.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$11.2	$22.8
1 year - 5 years	187.7	188.0
5 years - 10 years	92.7	73.4
10 years - 15 years	3.0	5.2
15 years - 20 years	5.9	10.2
20 years+	94.8	64.6
Total	$395.3	$364.2

During the three months ended September 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $108.6 million and $157.8 million, respectively.  During the three months ended September 30, 2019 and 2018, gross gains of $1.7 million and $6.5 thousand, respectively, and gross losses of $0.2 million and $0.3 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2019 and 2018, proceeds from the dispositions of available-for-sale securities amounted to $238.4 million and $357.2 million, respectively.  During the nine months ended September 30, 2019 and 2018, gross gains of $3.6 million and $0.3 million, respectively, and gross losses of $0.6 million and $4.8 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy evaluates the available-for-sale debt securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and nine months ended September 30, 2019 and 2018.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.

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

Tax Cuts and Jobs Act

During the second quarter 2018, Registrant Subsidiaries began returning unprotected excess accumulated deferred income taxes, associated with the effects of the Tax Cuts and Jobs Act, to their customers through rate riders

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and other means approved by their respective regulatory commissions. Return of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This has a significant effect on the effective tax rate for the period as compared to the statutory tax rate. The return of unprotected excess accumulated deferred income taxes reduced Entergy’s and the Registrant Subsidiaries’ regulatory liability for income taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Millions)
Entergy	$96	$283	$219	$562
Entergy Arkansas	$41	$153	$99	$260
Entergy Louisiana	$17	$55	$31	$86
Entergy Mississippi	$—	$32	$—	$161
Entergy New Orleans	$7	$9	$9	$9
Entergy Texas	$31	$—	$73	$—
System Entergy	$—	$34	$7	$46

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

In September 2019, Entergy Utility Holding Company, LLC and its regulated, wholly owned subsidiaries including Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, became eligible to and joined the Entergy Corporation consolidated federal income tax group.  Additionally, in September 2019, Entergy Texas issued $35 million of 5.375% Series A preferred stock with a liquidation value of $25 per share resulting in the disaffiliation and de-consolidation of Entergy Texas from the consolidated federal income tax return of Entergy Corporation.  These changes will not affect the accrual or allocation of income taxes for the Registrant Subsidiaries. See Note 3 to the financial statements herein for discussion of the preferred stock issuance.

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

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2019 are $306 million for Entergy, $41.7 million for Entergy Arkansas, $74 million for Entergy Louisiana, $14.7 million for Entergy Mississippi, $13.9 million for Entergy New Orleans, $81.6 million for Entergy Texas, and $24.6 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2018 are $311 million for Entergy, $35.7 million for Entergy Arkansas, $104.6 million for Entergy Louisiana, $13.6 million for Entergy Mississippi, $5.8 million for Entergy New Orleans, $55.6 million for Entergy Texas, and $26.3 million for System Energy.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in the three months ended September 30, 2019 and in the three months ended September 30, 2018. System Energy made payments under this arrangement, including interest, of $17.2 million in the nine months ended September 30, 2019 and in the nine months ended September 30, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 13.  REVENUE RECOGNITION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended September 30, 2019 and 2018 are as follows:

	2019	2018
	(In Thousands)
Utility:
Residential	$1,154,455	$1,138,744
Commercial	722,334	693,760
Industrial	686,122	682,823
Governmental	61,697	60,647
Total billed retail	2,624,608	2,575,974

Sales for resale (a)	63,082	76,247
Other electric revenues (b)	115,352	42,847
Non-customer revenues (c)	9,892	2,819
Total electric revenues	2,812,934	2,697,887

Natural gas	27,269	26,352

Entergy Wholesale Commodities:
Competitive businesses sales (a)	282,420	407,763
Non-customer revenues (c)	17,952	(27,683)
Total competitive businesses	300,372	380,080

Total operating revenues	$3,140,575	$3,104,319

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s total revenues for the nine months ended September 30, 2019 and 2018 are as follows:

	2019	2018
	(In Thousands)
Utility:
Residential	$2,727,367	$2,799,539
Commercial	1,871,416	1,871,380
Industrial	1,928,857	1,904,828
Governmental	172,280	173,949
Total billed retail	6,699,920	6,749,696

Sales for resale (a)	222,834	214,984
Other electric revenues (b)	326,771	289,668
Non-customer revenues (c)	30,158	22,026
Total electric revenues	7,279,683	7,276,374

Natural gas	112,916	112,990

Entergy Wholesale Commodities:
Competitive businesses sales (a)	923,288	1,148,460
Non-customer revenues (c)	100,480	(40,854)
Total competitive businesses	1,023,768	1,107,606

Total operating revenues	$8,416,367	$8,496,970

The Registrant Subsidiaries’ total revenues for the three months ended September 30, 2019 and 2018 were as follows:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$253,627	$426,012	$177,785	$81,468	$215,563
Commercial	162,564	277,071	131,596	56,430	94,673
Industrial	156,024	376,595	44,054	8,613	100,836
Governmental	5,907	18,731	12,551	19,030	5,478
Total billed retail	578,122	1,098,409	365,986	165,541	416,550

Sales for resale (a)	58,953	81,664	9,569	6,876	16,704
Other electric revenues (b)	47,085	37,521	20,499	2,537	9,177
Non-customer revenues (c)	3,366	4,280	2,678	1,784	446
Total electric revenues	687,526	1,221,874	398,732	176,738	442,877

Natural gas	—	9,803	—	17,466	—

Total operating revenues	$687,526	$1,231,677	$398,732	$194,204	$442,877

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$250,081	$408,680	$170,258	$86,014	$223,711
Commercial	119,950	272,985	126,987	62,428	111,409
Industrial	126,079	393,884	44,383	9,655	108,823
Governmental	4,445	17,566	11,488	20,364	6,785
Total billed retail	500,555	1,093,115	353,116	178,461	450,728

Sales for resale (a)	60,338	71,634	7,876	4,863	23,290
Other electric revenues (b)	4,446	34,220	4,079	(1,107)	2,735
Non-customer revenues (c)	3,060	(2,691)	2,663	1,947	478
Total electric revenues	568,399	1,196,278	367,734	184,164	477,231

Natural gas	—	10,334	—	16,018	—

Total operating revenues	$568,399	$1,206,612	$367,734	$200,182	$477,231

The Registrant Subsidiaries’ total revenues for the nine months ended September 30, 2019 and 2018 were as follows:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$621,208	$980,443	$423,395	$192,165	$510,156
Commercial	412,697	715,983	331,785	156,152	254,799
Industrial	396,515	1,108,193	120,490	24,353	279,306
Governmental	15,776	53,547	33,108	53,916	15,933
Total billed retail	1,446,196	2,858,166	908,778	426,586	1,060,194

Sales for resale (a)	213,038	248,827	19,377	25,680	48,251
Other electric revenues (b)	107,599	130,269	47,887	8,093	37,329
Non-customer revenues (c)	9,434	15,564	7,671	4,414	1,157
Total electric revenues	1,776,267	3,252,826	983,713	464,773	1,146,931

Natural gas	—	44,498	—	68,418	—

Total operating revenues	$1,776,267	$3,297,324	$983,713	$533,191	$1,146,931

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$644,735	$972,113	$451,331	$208,821	$522,539
Commercial	334,325	719,652	354,799	171,224	291,380
Industrial	335,529	1,114,898	133,012	26,493	294,896
Governmental	12,859	51,581	33,788	56,503	19,218
Total billed retail	1,327,448	2,858,244	972,930	463,041	1,128,033

Sales for resale (a)	179,637	272,690	21,645	24,390	71,828
Other electric revenues (b)	98,571	124,749	35,055	7,404	28,468
Non-customer revenues (c)	8,372	7,390	7,536	4,749	1,328
Total electric revenues	1,614,028	3,263,073	1,037,166	499,584	1,229,657

Natural gas	—	45,671	—	67,319	—

Total operating revenues	$1,614,028	$3,308,744	$1,037,166	$566,903	$1,229,657

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

General

As of September 30, 2019, Entergy and the Registrant Subsidiaries held operating and financing leases for fleet vehicles used in operations, real estate, and aircraft. Excluded from this are power purchase agreements not meeting the definition of a lease, nuclear fuel leases, and the Grand Gulf sale-leaseback which were determined not to be leases.

Leases have remaining terms of one year to 52 years. Real estate leases generally include at least one five-year renewal option; however, renewal is not typically considered reasonably certain unless Entergy or a Registrant Subsidiary makes significant leasehold improvements or other modifications which would hinder its ability to easily move. In certain of the lease agreements for fleet vehicles used in operations, Entergy and the Registrant Subsidiaries provide residual value guarantees to the lessor; however, due to the nature of the agreements and Entergy’s continuing relationship with the lessor, Entergy and the Registrant Subsidiaries expect to renegotiate or refinance the leases prior to conclusion of the lease. As such, Entergy and the Registrant Subsidiaries do not believe it is probable that they will be required to pay anything pertaining to the residual value guarantee, and the lease liabilities and right-of-use assets are measured accordingly.

Entergy incurred the following total lease costs for the three months ended September 30, 2019:

(In Thousands)
Operating lease cost	$16,086
Financing lease cost:
Amortization of right-of-use assets	$2,945
Interest on lease liabilities	$763

Of the lease costs disclosed above, Entergy had $15 thousand in short-term lease costs for the three months ended September 30, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy incurred the following total lease costs for the nine months ended September 30, 2019:

(In Thousands)
Operating lease cost	$47,061
Financing lease cost:
Amortization of right-of-use assets	$10,837
Interest on lease liabilities	$2,597

Of the lease costs disclosed above, Entergy had $15 thousand in short-term lease costs for the nine months ended September 30, 2019.

The lease costs disclosed above materially approximate the cash flows used by Entergy for leases with all costs included within operating activities on the Consolidated Statements of Cash Flows, except for the financing lease costs which are included in financing activities.

The Registrant Subsidiaries incurred the following lease costs for the three months ended September 30, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating lease cost	$3,306	$3,003	$1,752	$349	$1,074
Financing lease cost:
Amortization of right-of-use assets	$621	$1,014	$369	$178	$335
Interest on lease liabilities	$105	$161	$65	$29	$54

Of the lease costs disclosed above, Entergy Louisiana had $15 thousand in short-term lease costs for the three months ended September 30, 2019.

The Registrant Subsidiaries incurred the following lease costs for the nine months ended September 30, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating lease cost	$9,724	$8,854	$5,220	$1,058	$3,135
Financing lease cost:
Amortization of right-of-use assets	$2,448	$4,014	$1,408	$696	$965
Interest on lease liabilities	$408	$612	$241	$114	$153

Of the lease costs disclosed above, Entergy Louisiana had $15 thousand in short-term lease costs for the nine months ended September 30, 2019.

The lease costs disclosed above materially approximate the cash flows used by the Registrant Subsidiaries for leases with all costs included within operating activities on the respective Statements of Cash Flows, except for the financing lease costs which are included in financing activities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy has elected to account for short-term leases in accordance with policy options provided by accounting guidance; therefore, there are no related lease liabilities or right-of-use assets for the costs recognized above by Entergy or by its Registrant Subsidiaries in the table below.

Included within Property, Plant, and Equipment on Entergy’s consolidated balance sheet at September 30, 2019 are $236 million related to operating leases and $60 million related to financing leases.

Included within Utility Plant on the Registrant Subsidiaries’ respective balance sheets at September 30, 2019 are the following amounts:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating leases	$49,503	$34,248	$18,149	$3,894	$13,074
Financing leases	$11,094	$16,795	$6,994	$2,913	$5,515

The following lease-related liabilities are recorded within the respective Other lines on Entergy’s consolidated balance sheet as of September 30, 2019:

(In Thousands)
Current liabilities:
Operating leases	$52,348
Financing leases	$11,482
Non-current liabilities:
Operating leases	$184,404
Financing leases	$53,252

The following lease-related liabilities are recorded within the respective Other lines on the Registrant Subsidiaries’ respective balance sheets at September 30, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities:
Operating leases	$10,662	$9,969	$6,137	$1,138	$3,427
Financing leases	$2,600	$3,860	$1,473	$626	$1,252
Non-current liabilities:
Operating leases	$38,881	$24,289	$12,254	$2,755	$9,689
Financing leases	$8,665	$12,925	$5,521	$2,286	$4,221

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and financing leases of Entergy at September 30, 2019:

Weighted average remaining lease terms:
Operating leases	5.10
Financing leases	6.79
Weighted average discount rate:
Operating leases	3.91%
Financing leases	4.67%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and financing leases of the Registrant Subsidiaries at September 30, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas

Weighted average remaining lease terms:
Operating leases	6.09	4.28	4.65	3.99	4.49
Financing leases	5.44	5.41	5.41	5.72	5.25
Weighted average discount rate:
Operating leases	3.75%	3.74%	3.77%	3.94%	3.86%
Financing leases	3.75%	3.75%	3.71%	3.93%	3.84%

Maturity of the lease liabilities for Entergy as of September 30, 2019 are as follows:

Year	Operating Leases	Financing Leases
	(In Thousands)

Remainder for 2019	$16,088	$3,608
2020	59,965	13,521
2021	53,791	11,973
2022	45,391	10,775
2023	35,050	9,664
Years thereafter	56,906	26,889
Minimum lease payments	267,191	76,430
Less: amount representing interest	30,438	11,696
Present value of net minimum lease payments	$236,753	$64,734

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Maturity of the lease liabilities for the Registrant Subsidiaries as of September 30, 2019 are as follows:

Operating Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Remainder of 2019	$3,168	$2,863	$1,968	$332	$1,022
2020	11,756	10,518	6,066	1,196	4,014
2021	9,911	8,787	4,937	939	3,279
2022	7,613	6,068	3,503	659	2,338
2023	6,341	4,079	1,376	497	1,994
Years thereafter	16,421	4,702	2,642	729	2,193
Minimum lease payments	55,210	37,017	20,492	4,352	14,840
Less: amount representing interest	5,667	2,759	2,101	459	1,724
Present value of net minimum lease payments	$49,543	$34,258	$18,391	$3,893	$13,116

Financing Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Remainder of 2019	$713	$1,135	$429	$204	$375
2020	2,654	4,191	1,655	660	1,364
2021	2,258	3,536	1,490	549	1,171
2022	1,969	3,096	1,297	499	965
2023	1,728	2,635	1,078	451	827
Years thereafter	2,905	3,818	1,740	881	1,316
Minimum lease payments	12,227	18,411	7,689	3,244	6,018
Less: amount representing interest	961	1,626	695	332	545
Present value of net minimum lease payments	$11,266	$16,785	$6,994	$2,912	$5,473

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

As of December 31, 2018, the Registrant Subsidiaries had non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities with minimum lease payments as follows (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf lease obligation, all of which are discussed elsewhere):

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

Upon closing of the transaction in January 2019, the Vermont Yankee decommissioning trust, along with the decommissioning obligation for the plant, was transferred to NorthStar. The Vermont Yankee spent fuel disposal contract was assigned to NorthStar as part of the transaction. The Vermont Yankee transaction resulted in Entergy generating a net deferred tax asset in January 2019.  The deferred tax asset could not be fully realized by Entergy in the first quarter of 2019; accordingly, Entergy accrued a net tax expense of $29 million on the disposition of Vermont Yankee. The transaction also resulted in other charges of $5.4 million ($4.2 million net-of-tax) in the first quarter 2019.

Pilgrim

In July 2018, Entergy entered into a purchase and sale agreement with Holtec International to sell to a Holtec subsidiary 100% of the equity interests in Entergy Nuclear Generation Company, the owner of the Pilgrim plant. In August 2019 the NRC approved the sale of the plant to Holtec. The transaction closed in August 2019 for a purchase price of $1,000 (subject to adjustments for net liabilities and other amounts). The sale included the transfer of the Pilgrim nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. The transaction resulted in a loss of $191 million ($156 million net-of-tax) in the third quarter 2019. The disposition-date fair value of the nuclear decommissioning trust fund was approximately $1,030 million and the disposition-date fair

Entergy Corporation and Subsidiaries
Notes to Financial Statements

value of the asset retirement obligation was $837 million. The transaction also included property, plant, and equipment with a net book value of zero, materials and supplies, and prepaid assets.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2019, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2019 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2019 Compared to Third Quarter 2018

Net income increased $20.8 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher depreciation and amortization expenses and lower other income.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net income decreased $8.6 million primarily due to higher depreciation and amortization expenses, higher interest expense, lower volume/weather, and higher other operation and maintenance expenses, partially offset by higher retail electric price.

Operating Revenues

Third Quarter 2019 Compared to Third Quarter 2018

Following is an analysis of the change in operating revenues comparing the third quarter 2019 to the third quarter 2018:

Amount
(In Millions)
2018 operating revenues	$568.4
Fuel, rider, and other revenues that do not significantly affect net income	(30.8)
Return of unprotected excess accumulated deferred income taxes to customers	111.4
Retail electric price	22.9
Volume/weather	15.6
2019 operating revenues	$687.5

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In third quarter 2019, $41.4 million was returned to customers as compared to $152.8 million in third quarter 2018. There is no effect on net income as the reduction in operating revenues in each period was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2019, as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The volume/weather variance is primarily due to an increase in usage during the unbilled sales period, partially offset by a decrease of 302 GWh, or 5%, in billed electricity usage, including a decrease in industrial usage primarily due to a decrease in small industrial sales.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018:

Amount
(In Millions)
2018 operating revenues	$1,614.0
Fuel, rider, and other revenues that do not significantly affect net income	(29.8)
Return of unprotected excess accumulated deferred income taxes to customers	161.7
Retail electric price	50.6
Volume/weather	(20.2)
2019 operating revenues	$1,776.3

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In the nine months ended September 30, 2019, $98.7 million was returned to customers as compared to $260.4 million in the nine months ended September 30, 2018. There is no effect on net income as the reduction in operating revenues in each period was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2019, as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The volume/weather variance is primarily due to a decrease of 719 GWh, or 4%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales and a decrease in industrial usage. The decrease in industrial usage is primarily due to a decrease in small industrial sales.

Other Income Statement Variances

Third Quarter 2019 Compared to Third Quarter 2018

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income decreased primarily due to changes in decommissioning trust fund investment activity.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Interest expense increased primarily due to the issuance of $350 million of 4.20% Series mortgage bonds in March 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Nuclear refueling outage expenses decreased primarily due to the amortization of lower costs associated with the most recent outages as compared to previous outages.

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.9 million due to spending on customer initiatives to explore new technologies and services and continuous customer improvement;

•	an increase of $5.7 million in information technology costs primarily due to higher costs related to improved infrastructure, enhanced security, and upgrades and maintenance;

•
an increase of $3.8 million in distribution operations and asset management costs primarily due to higher advanced metering customer education costs and higher contract costs for meter reading services;

•	an increase of $3.3 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2019 as compared to the same period in 2018; and

•	lower nuclear insurance refunds of $3 million.

The increase was offset by a decrease of $12 million in nuclear generation expenses primarily due to a lower scope of work performed in 2019 as compared to the same period in 2018 and a decrease of $5.9 million in energy efficiency costs due to the timing of recovery from customers.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income decreased primarily due to changes in decommissioning trust fund investment activity.

Interest expense increased primarily due to the issuance of $350 million of 4.20% Series mortgage bonds in March 2019 and the issuance of $250 million of 4.00% Series mortgage bonds in May 2018.

Income Taxes

The effective income tax rates were 4.5% for the third quarter 2019 and (13.1%) for the nine months ended September 30, 2019. The differences in the effective income tax rates for the third quarter 2019 and the nine months ended September 30, 2019 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Arkansas, LLC and Subsidiaries
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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$119	$6,216

Cash flow provided by (used in):
Operating activities	576,612	362,585
Investing activities	(506,676)	(574,337)
Financing activities	7,014	427,318
Net increase in cash and cash equivalents	76,950	215,566

Cash and cash equivalents at end of period	$77,069	$221,782

Operating Activities

Net cash flow provided by operating activities increased $214 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to:

•
a decrease in the return of unprotected excess accumulated deferred income taxes to customers in 2019 as compared to the same period in 2018. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act;

•	a decrease of $33.9 million in spending on nuclear refueling outages in 2019;

•
a decrease of $33.8 million in pension contributions in 2019. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding; and

•	the timing of recovery of fuel and purchased power costs.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $67.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to:

•
a decrease of $43.3 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	a decrease of $42.6 million in nuclear construction expenditures primarily as a result of work performed in 2018 on various ANO 1 and 2 outage projects;

•
a decrease of $17.8 million in fossil-fueled generation construction expenditures due to a decrease in spending on various fossil-fueled generation projects in 2019 as compared to the same period in 2018;

•	a decrease of $10.8 million in transmission construction expenditures due to a lower scope of work performed in 2019 on various projects; and

•	a decrease of $11.7 million in information technology capital expenditures primarily due to lower spending in 2019 on critical infrastructure protection.

The decrease was partially offset by an increase of $39.3 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Arkansas’s distribution system, including increased spending on advanced metering infrastructure, and an increase of $13.3 million in storm spending.

Financing Activities

Net cash flow provided by financing activities decreased $420.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to:

•
a $350 million capital contribution from Entergy Corporation in 2018 in anticipation of the return of unprotected excess accumulated deferred income taxes to customers and upcoming planned capital investments;

•	the issuance of $250 million of 4.00% Series mortgage bonds in May 2018;

•	a common equity distribution of $115 million in 2019 in order to maintain the targeted capital structure;

•
net repayments of long-term borrowings of $29.3 million in 2019 compared to net long-term borrowings of $45.5 million in 2018 on the Entergy Arkansas nuclear fuel company variable interest entity credit facility; and

•	money pool activity.

The decrease was partially offset by the issuance of $350 million of 4.20% Series mortgage bonds in March 2019 and net repayments of short-term borrowings of $50 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2018.

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

	September 30, 2019	December 31, 2018
Debt to capital	53.3%	52.0%
Effect of excluding the securitization bonds	(0.1%)	(0.2%)
Debt to capital, excluding securitization bonds (a)	53.2%	51.8%
Effect of subtracting cash	(0.5%)	—%
Net debt to net capital, excluding securitization bonds (a)	52.7%	51.8%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas is developing its capital investment plan for 2020 through 2022 and currently anticipates making $2.5 billion in capital investments during that period. The preliminary estimate includes specific investments such as transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; investments in ANO 1 and 2; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
(In Thousands)
$6,896	($182,738)	$13,421	($166,137)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in September 2024. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2020. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of September 30, 2019, no cash borrowings and no letters of credit were outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2019, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in September 2021.  As of September 30, 2019, $30.3 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

Searcy Solar Facility

In March 2019, Entergy Arkansas announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar energy facility that will be sited on approximately 800 acres in White County near Searcy, Arkansas.  The purchase is contingent upon, among other things, obtaining necessary approvals from applicable federal and state regulatory and permitting agencies.  The project will be constructed by a subsidiary of NextEra Energy Resources.  Entergy Arkansas will purchase the facility upon completion and after the other purchase contingencies have been met.  Closing is expected to occur by the end of 2021. In May 2019, Entergy Arkansas filed a petition with the APSC seeking a finding that the transaction is in the public interest and requesting all necessary approvals. In September 2019 other parties filed testimony largely supporting the resource acquisition but disputing Entergy Arkansas’s proposed method of cost recovery. Entergy Arkansas filed its rebuttal testimony in October 2019. A hearing is scheduled in January 2020.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2019 Formula Rate Plan Filing

In July 2019, Entergy Arkansas filed with the APSC its 2019 formula rate plan filing to set its formula rate for the 2020 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2020 and a netting adjustment for the historical year 2018.  The total proposed formula rate plan rider revenue change designed to produce a target rate of return on common equity of 9.75% is $15.3 million, which is based upon a deficiency of approximately $61.9 million for the 2020 projected year, netted with a credit of approximately $46.6 million in the 2018 historical year netting adjustment. During 2018, Entergy Arkansas experienced higher-than expected sales volume, and actual costs were lower than forecasted.  These changes, coupled with a reduced income tax rate resulting from the Tax Cuts and Jobs Act, resulted in the credit for the historical year netting adjustment. In the fourth quarter 2018, Entergy Arkansas recorded a provision of $35.1 million that reflected the estimate of the historical year netting adjustment that was expected to be included in the 2019 filing. In 2019, Entergy Arkansas recorded additional provisions totaling $11.5 million to reflect the updated estimate of the historical year netting adjustment included in the 2019 filing.   In October 2019 other parties in the proceeding filed their errors and objections requesting certain adjustments to Entergy Arkansas’s filing, which, if granted, would reduce or eliminate Entergy Arkansas’s proposed revenue change. Entergy Arkansas filed its response addressing the requested adjustments in October 2019. In its response, Entergy Arkansas accepted certain of the adjustments recommended by the General Staff of the APSC that would reduce the

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

proposed formula rate plan rider revenue change to $14 million. Entergy Arkansas disputed the remaining adjustments proposed by the parties. In October 2019, Entergy Arkansas filed a unanimous settlement agreement with the other parties in the proceeding seeking APSC approval of a revised total formula rate plan rider revenue change of $10.1 million. The proposed new formula rates would go into effect in January 2020. In its July 2019 formula rate plan filing, Entergy Arkansas proposed to recover an $11.2 million regulatory asset, amortized over five years, associated with specific costs related to the potential construction of scrubbers at the White Bluff plant. While Entergy Arkansas does not concede that the regulatory asset does not have merit, for purposes of reaching a settlement amount on the total formula rate plan rider change Entergy Arkansas agreed not to include the amounts associated with the White Bluff scrubber regulatory asset in the 2019 formula rate plan filing or future filings. Entergy Arkansas will record a write off of the $11.2 million White Bluff scrubber regulatory asset.

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

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

Net Metering Legislation

An Arkansas law was enacted effective July 2019 that, among other things, expands the definition of a “net metering customer” to include two additional types of customers: (1) customers that lease net metering facilities, subject to certain leasing arrangements, and (2) government entities or other entities exempt from state and federal income taxes that enter into a service contract for a net metering facility. The latter provision would allow eligible entities, many of whom are small and large general service customers, to purchase renewable energy directly from third party providers and receive bill credits for these purchases. The APSC was given authority under this law to address certain matters, such as cost shifting and the appropriate compensation for net metered energy, and has initiated proceedings for this purpose. Because of the size and number of customers eligible under this new law, there is a risk of loss of load and the shifting of significant costs from eligible entities to other customers.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$687,526	$568,399	$1,776,267	$1,614,028

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	109,779	164,438	370,534	379,240
Purchased power	61,074	58,213	156,417	195,024
Nuclear refueling outage expenses	17,381	19,062	51,823	61,623
Other operation and maintenance	188,299	188,882	542,765	536,032
Decommissioning	17,422	15,226	50,351	44,971
Taxes other than income taxes	31,783	27,972	87,327	80,322
Depreciation and amortization	78,594	73,579	231,502	218,261
Other regulatory charges (credits) - net	1,018	(13,758)	(8,873)	(29,378)
TOTAL	505,350	533,614	1,481,846	1,486,095

OPERATING INCOME	182,176	34,785	294,421	127,933

OTHER INCOME
Allowance for equity funds used during construction	3,977	3,735	10,777	12,214
Interest and investment income	8,788	12,060	19,193	21,352
Miscellaneous - net	(4,286)	(3,063)	(12,704)	(10,815)
TOTAL	8,479	12,732	17,266	22,751

INTEREST EXPENSE
Interest expense	35,454	31,632	104,664	92,315
Allowance for borrowed funds used during construction	(1,641)	(1,739)	(4,384)	(5,737)
TOTAL	33,813	29,893	100,280	86,578

INCOME BEFORE INCOME TAXES	156,842	17,624	211,407	64,106

Income taxes	7,126	(111,266)	(27,729)	(183,595)

NET INCOME	149,716	128,890	239,136	247,701

Preferred dividend requirements	—	357	—	1,071

EARNINGS APPLICABLE TO COMMON EQUITY	$149,716	$128,533	$239,136	$246,630

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$239,136	$247,701
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	351,390	335,939
Deferred income taxes, investment tax credits, and non-current taxes accrued	85,246	28,463
Changes in assets and liabilities:
Receivables	(70,395)	(33,422)
Fuel inventory	(5,350)	7,523
Accounts payable	(24,766)	(20,904)
Taxes accrued	(18,608)	30,686
Interest accrued	20,206	13,558
Deferred fuel costs	52,468	24,463
Other working capital accounts	44,803	(8,827)
Provisions for estimated losses	8,841	10,013
Other regulatory assets	(55,749)	22,574
Other regulatory liabilities	32,537	(218,518)
Pension and other postretirement liabilities	(26,136)	(64,461)
Other assets and liabilities	(57,011)	(12,203)
Net cash flow provided by operating activities	576,612	362,585

INVESTING ACTIVITIES
Construction expenditures	(488,487)	(517,882)
Allowance for equity funds used during construction	11,016	12,572
Nuclear fuel purchases	(26,732)	(79,142)
Proceeds from sale of nuclear fuel	22,834	31,897
Proceeds from nuclear decommissioning trust fund sales	199,031	259,331
Investment in nuclear decommissioning trust funds	(214,205)	(269,913)
Change in money pool receivable - net	(6,896)	(13,421)
Changes in securitization account	(3,238)	(4,821)
Insurance proceeds	—	7,043
Change in other investments	1	(1)
Net cash flow used in investing activities	(506,676)	(574,337)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	781,510	658,427
Retirement of long-term debt	(473,827)	(372,447)
Capital contribution from parent	—	350,000
Changes in short-term borrowings - net	—	(49,974)
Changes in money pool payable - net	(182,738)	(166,137)
Distributions/dividends paid:
Common equity	(115,000)	—
Preferred stock	—	(1,071)
Other	(2,931)	8,520
Net cash flow provided by financing activities	7,014	427,318

Net increase in cash and cash equivalents	76,950	215,566
Cash and cash equivalents at beginning of period	119	6,216
Cash and cash equivalents at end of period	$77,069	$221,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$80,644	$74,966

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$410	$118
Temporary cash investments	76,659	1
Total cash and cash equivalents	77,069	119
Securitization recovery trust account	7,904	4,666
Accounts receivable:
Customer	160,955	94,348
Allowance for doubtful accounts	(1,423)	(1,264)
Associated companies	45,499	48,184
Other	48,569	64,393
Accrued unbilled revenues	137,444	108,092
Total accounts receivable	391,044	313,753
Deferred fuel costs	—	19,235
Fuel inventory - at average cost	28,498	23,148
Materials and supplies - at average cost	207,541	196,314
Deferred nuclear refueling outage costs	33,581	78,966
Prepayments and other	17,447	14,553
TOTAL	763,084	650,754

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,045,826	912,049
Other	5,476	5,480
TOTAL	1,051,302	917,529

UTILITY PLANT
Electric	12,041,822	11,611,041
Construction work in progress	299,195	243,731
Nuclear fuel	186,731	220,602
TOTAL UTILITY PLANT	12,527,748	12,075,374
Less - accumulated depreciation and amortization	4,985,276	4,864,818
UTILITY PLANT - NET	7,542,472	7,210,556

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $4,596 as of September 30, 2019 and $14,329 as of December 31, 2018)	1,590,726	1,534,977
Deferred fuel costs	67,591	67,294
Other	21,441	20,486
TOTAL	1,679,758	1,622,757

TOTAL ASSETS	$11,036,616	$10,401,596

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$55,971	$251,768
Other	195,783	187,387
Customer deposits	101,349	99,053
Taxes accrued	38,281	56,889
Interest accrued	39,099	18,893
Deferred fuel costs	33,530	—
Current portion of unprotected excess accumulated deferred income taxes	33,692	99,316
Other	48,516	23,943
TOTAL	546,221	737,249

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,172,542	1,085,545
Accumulated deferred investment tax credits	32,002	32,903
Regulatory liability for income taxes - net	480,573	505,748
Other regulatory liabilities	526,004	402,668
Decommissioning	1,224,936	1,048,428
Accumulated provisions	57,820	48,979
Pension and other postretirement liabilities	287,086	313,295
Long-term debt (includes securitization bonds of $14,016 as of September 30, 2019 and $20,898 as of December 31, 2018)	3,538,384	3,225,759
Other	63,809	17,919
TOTAL	7,383,156	6,681,244

Commitments and Contingencies

EQUITY
Member's equity	3,107,239	2,983,103
TOTAL	3,107,239	2,983,103

TOTAL LIABILITIES AND EQUITY	$11,036,616	$10,401,596

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2017	$2,376,754

Net income	36,255
Preferred stock dividends	(357)
Balance at March 31, 2018	2,412,652

Net income	82,556
Capital contribution from parent	350,000
Preferred stock dividends	(357)
Balance at June 30, 2018	2,844,851

Net income	128,890
Preferred stock dividends	(357)
Balance at September 30, 2018	$2,973,384

Balance at December 31, 2018	$2,983,103

Net income	39,121
Balance at March 31, 2019	3,022,224

Net income	50,299
Common equity distributions	(115,000)
Balance at June 30, 2019	2,957,523

Net income	149,716
Balance at September 30, 2019	$3,107,239

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$254	$250	$4	2
Commercial	163	120	43	36
Industrial	156	126	30	24
Governmental	6	4	2	50
Total billed retail	579	500	79	16
Sales for resale:
Associated companies	30	23	7	30
Non-associated companies	29	37	(8)	(22)
Other	50	8	42	525
Total	$688	$568	$120	21

Billed Electric Energy Sales (GWh):
Residential	2,393	2,482	(89)	(4)
Commercial	1,761	1,816	(55)	(3)
Industrial	2,125	2,283	(158)	(7)
Governmental	67	67	—	—
Total retail	6,346	6,648	(302)	(5)
Sales for resale:
Associated companies	588	483	105	22
Non-associated companies	1,515	1,818	(303)	(17)
Total	8,449	8,949	(500)	(6)

	Nine Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$621	$645	($24)	(4)
Commercial	413	334	79	24
Industrial	396	335	61	18
Governmental	16	13	3	23
Total billed retail	1,446	1,327	119	9
Sales for resale:
Associated companies	89	80	9	11
Non-associated companies	124	100	24	24
Other	117	107	10	9
Total	$1,776	$1,614	$162	10

Billed Electric Energy Sales (GWh):
Residential	6,144	6,455	(311)	(5)
Commercial	4,433	4,577	(144)	(3)
Industrial	5,800	6,064	(264)	(4)
Governmental	181	181	—	—
Total retail	16,558	17,277	(719)	(4)
Sales for resale:
Associated companies	1,694	1,206	488	40
Non-associated companies	6,071	4,706	1,365	29
Total	24,323	23,189	1,134	5

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2019 Compared to Third Quarter 2018

Net income increased $37 million primarily due to higher retail electric price and higher volume/weather. The increase was partially offset by higher depreciation and amortization expenses, higher other operation and maintenance expenses, and higher interest expense.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net income increased $51.7 million primarily due to higher retail electric price. The increase was partially offset by a higher effective income tax rate, lower volume/weather, higher depreciation and amortization expenses, and higher interest expense.

Operating Revenues

Third Quarter 2019 Compared to Third Quarter 2018

Following is an analysis of the change in operating revenues comparing the third quarter 2019 to the third quarter 2018:

Amount
(In Millions)
2018 operating revenues	$1,206.6
Fuel, rider, and other revenues that do not significantly affect net income	(77.3)
Retail electric price	52.0
Return of unprotected excess accumulated deferred income taxes to customers	37.6
Volume/weather	12.8
2019 operating revenues	$1,231.7

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan revenues effective September 2018 and an interim increase in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for St. Charles Power Station, each as approved by the LPSC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

In third quarter 2019, $17.2 million was returned to customers as compared to $54.8 million in third quarter 2018. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to an increase in usage during the unbilled sales period.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018:

Amount
(In Millions)
2018 operating revenues	$3,308.7
Fuel, rider, and other revenues that do not significantly affect net income	(159.2)
Retail electric price	106.5
Return of unprotected excess accumulated deferred income taxes to customers	55.5
Volume/weather	(14.2)
2019 operating revenues	$3,297.3

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan revenues effective September 2018 and an interim increase in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for the St. Charles Power Station, each as approved by the LPSC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018. In the nine months ended September 30, 2019, $30.8 million was returned to customers as compared to $86.3 million in the nine months ended September 30, 2018. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to a decrease of 623 GWh, or 3%, in billed electricity usage for residential and commercial customers, including the effect of less favorable weather. The decrease was partially offset by an increase in industrial usage primarily due to an increase in demand from expansion projects, primarily in the chemicals industry.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Variances

Third Quarter 2019 Compared to Third Quarter 2018

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.6 million in loss provisions;

•	an increase of $4.3 million in spending on customer initiatives to explore new technologies and services and continuous customer improvement; and

•	an increase of $3.6 million in information technology costs primarily due to higher costs related to improved infrastructure, enhanced security, and upgrades and maintenance.

The increase was partially offset by a decrease of $3.9 million in nuclear generation expenses primarily due to proceeds of $5.2 million received in September 2019 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein for a discussion of the spent nuclear fuel litigation.

Taxes other than income increased primarily due to an increase in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the St. Charles Power Station, which was placed into service in May 2019.

Other regulatory charges (credits) include regulatory charges of $18.3 million recorded in third quarter 2018 to reflect the effects of a provision in the settlement reached in the formula rate plan extension proceeding to return the benefits of the lower federal income tax rate in 2018 to customers. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan extension proceeding.

Interest expense increased primarily due to the issuance of $525 million of 4.20% Series mortgage bonds in March 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Other operation and maintenance expenses increased primarily due to:

•	an increase of $10.4 million in spending on customer initiatives to explore new technologies and services and continuous customer improvement;

•	an increase of $8.3 million in information technology costs primarily due to higher costs related to improved infrastructure, enhanced security, and upgrades and maintenance; and

•
an increase of $3.5 million in distribution operations and asset management costs primarily due to higher advanced metering customer education costs and higher contract costs for meter reading services.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The increase was substantially offset by:

•
a decrease of $7.2 million in nuclear generation expenses primarily due to proceeds of $5.2 million received in September 2019 from the DOE litigation regarding spent nuclear fuel storage costs that were previously expensed and a lower scope of work performed during plant outages in 2019 as compared to the same period in 2018;

•	a decrease of $6 million in transmission expenses primarily due to a lower scope of work in 2019 as compared to the same period in 2018;

•	a decrease of $4 million in vegetation maintenance costs; and

•	a decrease of $3.6 million in energy efficiency costs due to the timing of recovery from customers.

See Note 1 to the financial statements herein for a discussion of the spent nuclear fuel litigation

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the St. Charles Power Station, which was placed in service in May 2019.

Other regulatory charges (credits) include regulatory charges of $73.3 million recorded in 2018 to reflect the effects of a provision in the settlement reached in the formula rate plan extension proceeding to return the benefits of the lower federal income tax rate in 2018 to customers. See Note 2 to the financial statements in the Form 10-K for discussion of the formula rate plan extension proceeding.

Other income increased primarily due to changes in decommissioning trust fund investment activity.

Interest expense increased primarily due to the issuance of $525 million of 4.20% Series mortgage bonds in March 2019.

Income Taxes

The effective income tax rates were 17.7% for the third quarter 2019 and 16.3% for the nine months ended September 30, 2019. The differences in the effective income tax rates for the third quarter 2019 and the nine months ended September 30, 2019 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Louisiana, LLC and Subsidiaries
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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$43,364	$35,907

Cash flow provided by (used in):
Operating activities	962,443	943,300
Investing activities	(1,260,023)	(1,283,844)
Financing activities	382,261	518,222
Net increase in cash and cash equivalents	84,681	177,678

Cash and cash equivalents at end of period	$128,045	$213,585

Operating Activities

Net cash flow provided by operating activities increased $19.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to:

•
a decrease of $40.1 million in pension contributions in 2019 as compared to 2018. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;

•
proceeds of $16.6 million received in September 2019 from the DOE litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein for a discussion of the spent nuclear fuel litigation; and

•
a decrease in the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements in the Form 10-K and Note 10 to the financial statements herein for a discussion of the effects and the regulatory activity regarding the Tax Cuts and Jobs Act.

The increase was partially offset by:

•	an increase of $68.4 million in spending on nuclear refueling outages;

•	the timing of payments to vendors; and

•	an increase of $18.7 million in storm spending in 2019.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $23.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to:

•	a decrease of $214.4 million in fossil-fueled generation construction expenditures, primarily due to lower spending on the St. Charles Power Station and Lake Charles Power Station projects in 2019;

•	money pool activity;

•	a decrease of $11.6 million in information technology capital expenditures primarily due to lower spending in 2019 on critical infrastructure protection; and

•	several individually insignificant items.

The decrease was partially offset by:

•
an increase of $73.3 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase of $55.4 million in nuclear construction expenditures primarily due to increased spending on various projects in 2019;

•
an increase of $47.5 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Louisiana’s distribution system, including increased spending on advanced metering infrastructure;

•	an increase of $38.9 million in transmission expenditures primarily due to a higher scope of work performed in 2019 as compared to the same period in 2018; and

•	an increase of $38.6 million in storm spending in 2019.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $35.5 million for the nine months ended September 30, 2019 compared to increasing by $2.4 million for the nine months ended September 30, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $136 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to:

•	the issuance of $750 million of 4.00% Series mortgage bonds in March 2018. A portion of the proceeds was used to repay $375 million of 6.0% Series mortgage bonds in May 2018;

•	the issuance of $600 million of 4.20% Series mortgage bonds in August 2018. A portion of the proceeds was used to repay $300 million of 6.5% Series mortgage bonds in September 2018; and

•	an increase of $99 million in common equity distributions in 2019 primarily to maintain Entergy Louisiana’s targeted capital structure.

The decrease was partially offset by:

•	the issuance of $525 million of 4.20% Series mortgage bonds in March 2019;

•
net long-term borrowings of $29.2 million on the nuclear fuel company variable interest entities’ credit facilities in 2019 compared to net repayments of long-term borrowings of $37 million on the nuclear fuel company variable interest entities’ credit facilities in 2018; and

•	net repayments of short-term borrowings of $43.5 million in 2018 on the nuclear fuel company variable interest entities’ credit facilities.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table.

	September 30, 2019	December 31, 2018
Debt to capital	53.8%	53.6%
Effect of excluding securitization bonds	(0.1%)	(0.3%)
Debt to capital, excluding securitization bonds (a)	53.7%	53.3%
Effect of subtracting cash	(0.5%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	53.2%	53.2%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana is developing its capital investment plan for 2020 through 2022 and currently anticipates making $4.4 billion in capital investments during that period. The preliminary estimate includes specific investments such as the Washington Parish Energy Center and Lake Charles Power Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; investments in River Bend and Waterford 3; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Louisiana’s receivables from the money pool were as follows:

September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
(In Thousands)
$11,358	$46,843	$13,617	$11,173

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in September 2024.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

borrowing capacity of the facility. As of September 30, 2019, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2019, a $11.7 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in September 2021.  As of September 30, 2019, $84.3 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of September 30, 2019, $65.5 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

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

Retail Rates - Electric

2017 Formula Rate Plan Filing

Commercial operation at St. Charles Power Station commenced in May 2019. In May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the St. Charles Power Station. The resulting interim adjustment to rates became effective with the first billing cycle of June 2019.

2018 Formula Rate Plan Filing

In May 2019, Entergy Louisiana filed its formula rate plan evaluation report for its 2018 calendar year operations. The 2018 test year evaluation report produced an earned return on common equity of 10.61% leading to a base rider formula rate plan revenue decrease of $8.9 million. While base rider formula rate plan revenue decreased as a result of this filing, overall formula rate plan revenues increased by approximately $118.7 million. This outcome is primarily driven by a reduction to the credits previously flowed through the tax reform adjustment mechanism and an increase in the transmission recovery mechanism, partially offset by reductions in the additional capacity mechanism revenue requirements and extraordinary cost items. The filing is subject to review by the LPSC. Resulting rates were implemented in September 2019, subject to refund due to contested issues.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Several parties intervened in the proceeding, and the LPSC staff filed its report of objections/reservations in accordance with the applicable provisions of the formula rate plan. In its report, the LPSC staff re-urged reservations with respect to the outstanding issues from the 2017 test year formula rate plan filing and disputed the inclusion of certain affiliate costs for test years 2017 and 2018. The LPSC staff objected to Entergy Louisiana’s proposal to combine residential rates but proposed the setting of a status conference to establish a procedural schedule to more fully address the issue. The LPSC staff also reserved its right to object to the treatment of the sale of Willow Glen reflected in the evaluation report and to the August 2019 compliance update, which was made primarily to update the capital additions reflected in the formula rate plan’s transmission recovery mechanism, based on limited time to review it. Additionally, since the completion of certain transmission projects, the LPSC staff has issued supplemental data requests addressing the prudence of Entergy Louisiana’s expenditures in connection with those projects. Entergy Louisiana is in the process of responding to those requests.

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

Retail Rates - Gas

2018 Rate Stabilization Plan Filing

As discussed in the Form 10-K, in January 2019, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2018. Entergy Louisiana made a compliance filing in April 2019 and rates were implemented during the first billing cycle of May 2019, subject to refund and final LPSC review.

Gas Rate Stabilization Plan Extension Request

In August 2019, Entergy Louisiana submitted an application to the LPSC seeking extension of the gas rate stabilization plan for the 2019-2021 test years. The LPSC has established a procedural schedule to address this request with a hearing scheduled in May 2020.

Fuel and purchased power recovery

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. In January 2019 the LPSC staff issued its audit report recommending that Entergy Louisiana refund approximately $7.3 million, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana recorded a provision in the first quarter 2019 for the potential outcome of the audit. In August 2019, Entergy Louisiana filed direct testimony challenging the basis for the LPSC staff’s recommended disallowance and providing an alternative calculation of replacement power costs should it be determined that a disallowance is appropriate. Entergy Louisiana’s calculation would require a refund to customers of approximately $4.2 million, plus interest, as compared to the LPSC staff’s recommendation of $7.3 million, plus interest. Responsive testimony was filed by the LPSC staff and intervenors in September 2019; all parties either agreed with or did not oppose Entergy Louisiana’s alternative calculation of replacement power costs. In September 2019 the procedural schedule was suspended to facilitate settlement negotiations.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Net Metering Rulemaking

In September 2019 the LPSC issued an order modifying its rules regarding net metering installations.  Among other things, the rule provides for 2-channel billing for net metering with excess energy put to the grid being compensated at the utility’s avoided cost.  However, the rule does provide that net meter installations in place as of December 31, 2019 will be subject to 1:1 net metering with excess energy put to the grid being compensated at the full retail rate for a period of 15 years (through December 31, 2034), after which those installations will be subject to 2-channel billing.  The rule also eliminates the existing limit on the cumulative number of net meter installations.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,221,874	$1,196,278	$3,252,826	$3,263,073
Natural gas	9,803	10,334	44,498	45,671
TOTAL	1,231,677	1,206,612	3,297,324	3,308,744

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	259,419	318,987	627,240	700,296
Purchased power	197,830	218,063	678,150	736,449
Nuclear refueling outage expenses	14,026	12,969	40,225	38,739
Other operation and maintenance	249,773	239,230	726,496	724,604
Decommissioning	15,606	13,654	43,544	39,906
Taxes other than income taxes	49,602	44,594	145,942	143,021
Depreciation and amortization	137,891	124,030	394,271	366,950
Other regulatory charges (credits) - net	(29,224)	(1,433)	(90,762)	30,781
TOTAL	894,923	970,094	2,565,106	2,780,746

OPERATING INCOME	336,754	236,518	732,218	527,998

OTHER INCOME
Allowance for equity funds used during construction	14,609	20,423	59,194	57,292
Interest and investment income	45,237	53,009	166,721	143,137
Miscellaneous - net	(15,067)	(25,782)	(79,717)	(56,217)
TOTAL	44,779	47,650	146,198	144,212

INTEREST EXPENSE
Interest expense	78,350	73,084	230,684	216,762
Allowance for borrowed funds used during construction	(7,041)	(10,168)	(28,145)	(28,382)
TOTAL	71,309	62,916	202,539	188,380

INCOME BEFORE INCOME TAXES	310,224	221,252	675,877	483,830

Income taxes	54,964	2,944	109,900	(30,430)

NET INCOME	$255,260	$218,308	$565,977	$514,260

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)

Net Income	$255,260	$218,308	$565,977	$514,260
Other comprehensive loss
Pension and other postretirement liabilities (net of tax benefit of $342, $177, $1,026, and $530)	(969)	(500)	(2,907)	(1,502)
Other comprehensive loss	(969)	(500)	(2,907)	(1,502)
Comprehensive Income	$254,291	$217,808	$563,070	$512,758

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$565,977	$514,260
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	498,397	490,638
Deferred income taxes, investment tax credits, and non-current taxes accrued	174,825	167,603
Changes in working capital:
Receivables	(72,018)	(61,281)
Fuel inventory	(1,752)	6,120
Accounts payable	(40,131)	(20,481)
Prepaid taxes and taxes accrued	78,910	(22,893)
Interest accrued	5,102	2,382
Deferred fuel costs	(11,459)	(25,781)
Other working capital accounts	(62,332)	(5,086)
Changes in provisions for estimated losses	9,748	7,800
Changes in other regulatory assets	(103,635)	49,245
Changes in other regulatory liabilities	(26,115)	(29,943)
Changes in pension and other postretirement liabilities	(15,761)	(59,305)
Other	(37,313)	(69,978)
Net cash flow provided by operating activities	962,443	943,300

INVESTING ACTIVITIES
Construction expenditures	(1,277,108)	(1,322,633)
Allowance for equity funds used during construction	59,194	57,292
Nuclear fuel purchases	(63,157)	(32,362)
Proceeds from the sale of nuclear fuel	11,608	54,088
Payments to storm reserve escrow account	(5,013)	(3,297)
Changes to securitization account	(6,467)	(8,056)
Proceeds from nuclear decommissioning trust fund sales	307,164	943,306
Investment in nuclear decommissioning trust funds	(331,138)	(973,218)
Changes in money pool receivable - net	35,485	(2,444)
Insurance proceeds	7,040	3,480
Other	2,369	—
Net cash flow used in investing activities	(1,260,023)	(1,283,844)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,332,003	1,950,482
Retirement of long-term debt	(1,798,014)	(1,338,227)
Changes in short-term borrowings - net	—	(43,540)
Distributions paid:
Common equity	(155,000)	(56,000)
Other	3,272	5,507
Net cash flow provided by financing activities	382,261	518,222

Net increase in cash and cash equivalents	84,681	177,678
Cash and cash equivalents at beginning of period	43,364	35,907
Cash and cash equivalents at end of period	$128,045	$213,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$219,323	$208,028
Income taxes	$—	($2,973)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(Unaudited)

	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$224	$252
Temporary cash investments	127,821	43,112
Total cash and cash equivalents	128,045	43,364
Accounts receivable:
Customer	258,090	199,903
Allowance for doubtful accounts	(2,154)	(1,813)
Associated companies	81,906	123,363
Other	46,282	60,879
Accrued unbilled revenues	194,753	167,052
Total accounts receivable	578,877	549,384
Fuel inventory	36,170	34,418
Materials and supplies - at average cost	344,207	324,627
Deferred nuclear refueling outage costs	70,456	24,406
Prepayments and other	47,519	38,715
TOTAL	1,205,274	1,014,914

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,485,569	1,284,996
Storm reserve escrow account	294,538	289,525
Non-utility property - at cost (less accumulated depreciation)	308,095	286,555
Other	13,923	14,927
TOTAL	3,492,712	3,266,590

UTILITY PLANT
Electric	22,283,456	20,532,312
Natural gas	230,416	211,421
Construction work in progress	1,325,784	1,864,582
Nuclear fuel	291,404	298,022
TOTAL UTILITY PLANT	24,131,060	22,906,337
Less - accumulated depreciation and amortization	9,018,154	8,837,596
UTILITY PLANT - NET	15,112,906	14,068,741

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $32,939 as of September 30, 2019 and $49,753 as of December 31, 2018)	1,208,712	1,105,077
Deferred fuel costs	168,122	168,122
Other	27,297	28,371
TOTAL	1,404,131	1,301,570

TOTAL ASSETS	$21,215,023	$19,651,815

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2019 and December 31, 2018
(Unaudited)

	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$70,002	$2
Accounts payable:
Associated companies	86,781	102,749
Other	338,724	390,367
Customer deposits	152,627	155,314
Taxes accrued	109,778	30,868
Interest accrued	88,552	83,450
Deferred fuel costs	19,952	31,411
Current portion of unprotected excess accumulated deferred income taxes	33,231	31,457
Other	71,608	49,202
TOTAL	971,255	874,820

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,414,508	2,226,721
Accumulated deferred investment tax credits	113,346	116,999
Regulatory liability for income taxes - net	523,697	581,001
Other regulatory liabilities	778,199	748,784
Decommissioning	1,478,951	1,280,272
Accumulated provisions	320,503	310,755
Pension and other postretirement liabilities	627,155	643,171
Long-term debt (includes securitization bonds of $45,386 as of September 30, 2019 and $55,682 as of December 31, 2018)	7,274,158	6,805,766
Other	402,296	160,608
TOTAL	13,932,813	12,874,077

Commitments and Contingencies

EQUITY
Member's equity	6,320,015	5,909,071
Accumulated other comprehensive loss	(9,060)	(6,153)
TOTAL	6,310,955	5,902,918

TOTAL LIABILITIES AND EQUITY	$21,215,023	$19,651,815

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2017	$5,355,204	($46,400)	$5,308,804

Net income	111,593	—	111,593
Other comprehensive loss	—	(501)	(501)
Reclassification pursuant to ASU 2018-02	6,262	(10,049)	(3,787)
Other	24	—	24
Balance at March 31, 2018	5,473,083	(56,950)	5,416,133

Net income	184,358	—	184,358
Other comprehensive loss	—	(501)	(501)
Common equity distributions	(56,000)	—	(56,000)
Other	(10)	—	(10)
Balance at June 30, 2018	5,601,431	(57,451)	5,543,980

Net income	218,308	—	218,308
Other comprehensive loss	—	(500)	(500)
Other	(10)	—	(10)
Balance at September 30, 2018	$5,819,729	($57,951)	$5,761,778

Balance at December 31, 2018	$5,909,071	($6,153)	$5,902,918

Net income	127,633	—	127,633
Other comprehensive loss	—	(969)	(969)
Common equity distributions	(49,000)	—	(49,000)
Other	(11)	—	(11)
Balance at March 31, 2019	5,987,693	(7,122)	5,980,571

Net income	183,084	—	183,084
Other comprehensive loss	—	(969)	(969)
Common equity distributions	(53,000)	—	(53,000)
Other	(14)	—	(14)
Balance at June 30, 2019	6,117,763	(8,091)	6,109,672

Net income	255,260	—	255,260
Other comprehensive loss	—	(969)	(969)
Common equity distributions	(53,000)	—	(53,000)
Other	(8)	—	(8)
Balance at September 30, 2019	$6,320,015	($9,060)	$6,310,955

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$426	$409	$17	4
Commercial	277	273	4	1
Industrial	376	394	(18)	(5)
Governmental	19	17	2	12
Total billed retail	1,098	1,093	5	—
Sales for resale:
Associated companies	66	58	8	14
Non-associated companies	16	14	2	14
Other	42	31	11	35
Total	$1,222	$1,196	$26	2

Billed Electric Energy Sales (GWh):
Residential	4,614	4,658	(44)	(1)
Commercial	3,325	3,382	(57)	(2)
Industrial	7,741	7,619	122	2
Governmental	215	216	(1)	—
Total retail	15,895	15,875	20	—
Sales for resale:
Associated companies	1,494	1,545	(51)	(3)
Non-associated companies	526	369	157	43
Total	17,915	17,789	126	1

	Nine Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$980	$972	$8	1
Commercial	716	720	(4)	(1)
Industrial	1,108	1,115	(7)	(1)
Governmental	54	51	3	6
Total billed retail	2,858	2,858	—	—
Sales for resale:
Associated companies	201	229	(28)	(12)
Non-associated companies	48	44	4	9
Other	146	132	14	11
Total	$3,253	$3,263	($10)	—

Billed Electric Energy Sales (GWh):
Residential	10,815	11,221	(406)	(4)
Commercial	8,564	8,781	(217)	(2)
Industrial	22,577	22,160	417	2
Governmental	623	613	10	2
Total retail	42,579	42,775	(196)	—
Sales for resale:
Associated companies	3,428	4,099	(671)	(16)
Non-associated companies	1,433	1,237	196	16
Total	47,440	48,111	(671)	(1)

ENTERGY MISSISSIPPI, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2019 Compared to Third Quarter 2018

Net income increased $5.5 million primarily due to higher retail electric price and higher volume/weather, partially offset by a higher effective income tax rate and higher depreciation and amortization expenses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net income decreased $13.5 million primarily due to higher depreciation and amortization expenses, lower volume/weather, higher interest expense, and higher taxes other than income taxes, partially offset by higher retail electric price.

Operating Revenues

Third Quarter 2019 Compared to Third Quarter 2018

Following is an analysis of the change in operating revenues comparing the third quarter 2019 to the third quarter 2018:

Amount
(In Millions)
2018 operating revenues	$367.7
Fuel, rider, and other revenues that do not significantly affect net income	(9.8)
Return of unprotected excess accumulated deferred income taxes to customers	25.8
Retail electric price	7.7
Volume/weather	7.3
2019 operating revenues	$398.7

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers is due to the return of unprotected excess accumulated deferred income taxes through customer bill credits over a three-month period from July 2018 through September 2018 per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Cuts and Jobs Act. There was no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of July 2019, as approved by the MPSC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filing.

The volume/weather variance is primarily due to increased usage during the unbilled sales period.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018:

Amount
(In Millions)
2018 operating revenues	$1,037.2
Fuel, rider, and other revenues that do not significantly affect net income	(80.7)
Volume/weather	(8.1)
Retail electric price	9.5
Return of unprotected excess accumulated deferred income taxes to customers	25.8
2019 operating revenues	$983.7

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease of 524 GWh, or 5%, in billed electricity usage, including the effect of less favorable weather on residential sales and a decrease in industrial usage. The decrease in industrial usage is primarily due to decreased small industrial sales.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of July 2019, as approved by the MPSC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filing.

The return of unprotected excess accumulated deferred income taxes to customers is due to the return of unprotected excess accumulated deferred income taxes through customer bill credits over a three-month period from July 2018 through September 2018 per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Cuts and Jobs Act. There was no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other Income Statement Variances

Third Quarter 2019 Compared to Third Quarter 2018

Other operation and maintenance expenses decreased primarily due to a $5.8 million loss in 2018 on the sale of fuel oil inventory per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Act. There is no effect on net income as the loss on the sale of fuel oil inventory is offset by a reduction in income tax expense. The decrease in other operation and maintenance expenses was significantly offset by an increase of $4 million in storm damage provisions. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of storm cost recovery.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily as a result of higher depreciation rates, as approved by the MPSC, and additions to plant in service.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Other operation and maintenance expenses increased primarily due to:

•	an increase of $4 million in spending on customer initiatives to explore new technologies and services and continuous customer improvement;

•	an increase of $3.7 million in fossil-fueled generation expenses primarily due to an overall higher scope of work performed during plant outages;

•	an increase of $3.1 million in information technology costs primarily due to higher costs related to improved infrastructure, enhanced security, and upgrades and maintenance;

•	an increase of $1.5 million in loss provisions; and

•	an increase of $1.3 million in distribution operations and asset management costs due to higher advanced metering customer education costs and higher contract costs for meter reading services.

The increase was partially offset by:

•
a $5.8 million loss in 2018 on the sale of fuel oil inventory per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Act. There is no effect on net income as the loss on the sale of fuel oil inventory is offset by a reduction in income tax expense; and

•	a decrease of $5.8 million in storm damage provisions. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of storm cost recovery.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes, partially offset by lower local franchise taxes. Ad valorem taxes increased primarily due to higher millage rates due to a rate increase effective October 2018. Local franchise taxes decreased primarily due to lower residential and commercial revenues in 2019 compared to 2018.

Depreciation and amortization expenses increased primarily as a result of higher depreciation rates, as approved by the MPSC, and additions to plant in service.

Other regulatory charges include a regulatory charge recorded in second quarter 2018 to reflect the return of unprotected excess accumulated deferred income taxes per an agreement approved by the MPSC in June 2018 that resulted in a reduction in net utility plant of $127.2 million. There is no effect on net income as the regulatory charge was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity related to the Tax Cuts and Jobs Act.

Interest expense increased primarily due to the issuance of $55 million of 4.52% Series mortgage bonds in December 2018 and $300 million of 3.85% Series mortgage bonds in June 2019, partially offset by the repayment, at maturity, of $150 million of 6.64% Series mortgage bonds in July 2019.

Income Taxes

The effective income tax rates were 22.8% for the third quarter 2019 and 21.6% for the nine months ended September 30, 2019. The differences in the effective income tax rates for the third quarter 2019 and the nine months ended September 30, 2019 versus the federal statutory rate of 21% were primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$36,954	$6,096

Cash flow provided by (used in):
Operating activities	203,439	218,024
Investing activities	(276,307)	(268,165)
Financing activities	134,850	44,090
Net increase (decrease) in cash and cash equivalents	61,982	(6,051)

Cash and cash equivalents at end of period	$98,936	$45

Operating Activities

Net cash flow provided by operating activities decreased $14.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to:

•	$26.2 million in proceeds from the sale of fuel oil inventory in 2018;

•	the timing of collection of storm damage rider revenues. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the storm damage rider; and

•	an increase of $6.2 million in storm spending in 2019.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

The decrease was partially offset by:

•	the return of unprotected excess accumulated deferred income taxes to customers in 2018;

•	the timing of recovery of fuel and purchased power costs; and

•
a decrease of $7 million in pension contributions in 2019 as compared to 2018. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $8.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to:

•	an increase of $20.3 million primarily due to investment in the infrastructure of Entergy Mississippi’s distribution system, including increased spending on advanced metering infrastructure;

•	an increase of $15.1 million in storm spending in 2019; and

•	an increase of $12.9 million in transmission construction expenditures primarily due to a higher scope of work performed in 2019 as compared to the same period in 2018.

The increase was partially offset by money pool activity.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $32.5 million for the nine months ended September 30, 2019 compared to decreasing by $1.6 million for the nine months ended September 30, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $90.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the issuance of $300 million of 3.85% Series mortgage bonds in June 2019. The increase was partially offset by the repayment, at maturity, of $150 million of 6.64% Series mortgage bonds in July 2019 and money pool activity. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi’s payable to the money pool increased by $33.8 million for the nine months ended September 30, 2018.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	September 30, 2019	December 31, 2018
Debt to capital	51.5%	50.6%
Effect of subtracting cash	(1.7%)	(0.7%)
Net debt to net capital	49.8%	49.9%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, financing lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the debt to capital ratio in analyzing

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

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

Entergy Mississippi is developing its capital investment plan for 2020 through 2022 and currently anticipates making $1.5 billion in capital investments during that period. The preliminary estimate includes specific investments such as the Sunflower Solar Facility; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
(In Thousands)
$8,899	$41,380	($33,816)	$1,633

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in May 2020. No borrowings were outstanding under the credit facilities as of September 30, 2019.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2019, $8.1 million of letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

In October 2019, Entergy Mississippi received a capital contribution of $130 million in anticipation of Entergy Mississippi’s purchase of the Choctaw Generating Station.

Choctaw Generating Station

    In August 2018, Entergy Mississippi announced that it signed an asset purchase agreement to acquire from a subsidiary of GenOn Energy Inc. the Choctaw Generating Station, an 810 MW natural gas fired combined-cycle turbine plant located near French Camp, Mississippi.  The purchase price is expected to be approximately $314 million.  Entergy Mississippi also expects to invest in various plant upgrades at the facility after closing and expects the total cost of the acquisition to be approximately $401 million.  The purchase was contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  These included regulatory approvals from the MPSC and the FERC. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act has occurred. In September 2019 the FERC approved the acquisition.  In October 2018, Entergy Mississippi filed an application with the MPSC seeking approval of the acquisition and cost recovery. In a separate

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

filing in October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity additions approved by the MPSC. Entergy Mississippi executed a joint stipulation as to all issues with the Mississippi Public Utilities Staff and, in October 2019, the MPSC adopted the joint stipulation which approved Entergy Mississippi’s request to acquire, own, operate, improve, and maintain the facility. The MPSC approved the expected total cost of the acquisition of approximately $401 million and authorized Entergy Mississippi to recover acquisition and ownership costs of the facility through its formula rate plan, including costs incurred before the effective date of the interim capacity rate mechanism, which Entergy Mississippi expects to be approved later this year. Entergy Mississippi purchased the plant in October 2019.

Sunflower Solar Facility

In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project will be built by Sunflower County Solar Project, LLC, a sub-subsidiary of Recurrent Energy, LLC. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  In December 2018, Entergy Mississippi filed a joint petition with Sunflower Solar Project at the MPSC for Sunflower Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi has proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility. In August 2019 consultants retained by the Mississippi Public Utilities Staff filed a report expressing concerns regarding the project economics and recommended that, should the MPSC wish to approve the project, Entergy Mississippi should be required to guarantee the energy output of the unit. Entergy Mississippi and the Staff are engaged in settlement discussions to address these concerns.  A hearing before the MPSC is targeted to occur in the fourth quarter of 2019. Closing is targeted to occur by the end of 2021.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Mississippi Attorney General Complaint

As discussed in the Form 10-K, the Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution. Entergy believes the complaint is unfounded. In December 2008 the Attorney General’s lawsuit was removed to U.S. District Court in Jackson, Mississippi. Pre-trial and settlement conferences were held in October 2018. In October 2018 the District Court rescheduled the trial to April 2019. In April 2019 the District Court remanded the Attorney General’s lawsuit to the Hinds County Chancery Court in Jackson, Mississippi. A hearing on procedural and dispositive motions was held in August 2019. Following the parties’ oral arguments, the Attorney General filed a post hearing brief, to which Entergy Mississippi filed a response. The motions remain pending before the chancellor of the Hinds County Chancery Court.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Formula Rate Plan

In March 2019, Entergy Mississippi submitted its formula rate plan 2019 test year filing and 2018 look-back filing showing Entergy Mississippi’s earned return for the historical 2018 calendar year to be above the formula rate plan bandwidth and projected earned return for the 2019 calendar year to be below the formula rate plan bandwidth. The 2019 test year filing shows a $36.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.94% return on rate base, within the formula rate plan bandwidth. The 2018 look-back filing compares actual 2018 results to the approved benchmark return on rate base and shows a $10.1 million interim decrease in formula rate plan revenues is necessary. In the fourth quarter 2018, Entergy Mississippi recorded a provision of $9.3 million that reflected the estimate of the difference between the 2018 expected earned rate of return on rate base and an established performance-adjusted benchmark rate of return under the formula rate plan performance-adjusted bandwidth mechanism. In the first quarter 2019, Entergy Mississippi recorded an increase of $0.8 million in the provision to reflect the amount shown in the look-back filing. In June 2019, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed that the 2019 test year filing showed that a $32.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.93% return on rate base, within the formula rate plan bandwidth. Additionally, pursuant to the joint stipulation, Entergy Mississippi’s 2018 look-back filing reflected an earned return on rate base of 7.81% in calendar year 2018 which is above the look-back benchmark return on rate base of 7.13%, resulting in an $11 million decrease in formula rate plan revenues on an interim basis through June 2020. In the second quarter 2019, Entergy Mississippi recorded an additional $0.9 million increase in the provision to reflect the $11 million shown in the look-back filing. In June 2019 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2019.

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

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$398,732	$367,734	$983,713	$1,037,166

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	87,386	78,533	188,006	207,724
Purchased power	78,286	104,787	223,461	289,397
Other operation and maintenance	69,253	69,936	195,357	193,979
Taxes other than income taxes	26,673	26,024	78,613	75,212
Depreciation and amortization	44,339	37,752	123,145	114,293
Other regulatory charges - net	5,771	5,487	11,708	133,715
TOTAL	311,708	322,519	820,290	1,014,320

OPERATING INCOME	87,024	45,215	163,423	22,846

OTHER INCOME
Allowance for equity funds used during construction	2,079	2,251	6,341	6,351
Interest and investment income	462	1	1,011	26
Miscellaneous - net	(1,648)	116	(2,238)	(1,866)
TOTAL	893	2,368	5,114	4,511

INTEREST EXPENSE
Interest expense	15,922	13,950	45,804	41,916
Allowance for borrowed funds used during construction	(892)	(944)	(2,683)	(2,662)
TOTAL	15,030	13,006	43,121	39,254

INCOME (LOSS) BEFORE INCOME TAXES	72,887	34,577	125,416	(11,897)

Income taxes	16,650	(16,156)	27,114	(123,715)

NET INCOME	56,237	50,733	98,302	111,818

Preferred dividend requirements and other	—	238	—	715

EARNINGS APPLICABLE TO COMMON EQUITY	$56,237	$50,495	$98,302	$111,103

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$98,302	$111,818
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	123,145	114,293
Deferred income taxes, investment tax credits, and non-current taxes accrued	32,596	40,537
Changes in assets and liabilities:
Receivables	(37,843)	(49,456)
Fuel inventory	(3,872)	33,705
Accounts payable	(574)	(9,845)
Taxes accrued	(26,556)	(24,280)
Interest accrued	2,093	(4,767)
Deferred fuel costs	47,569	9,826
Other working capital accounts	533	(8,348)
Provisions for estimated losses	(3,099)	7,894
Other regulatory assets	(923)	26,060
Other regulatory liabilities	(16,615)	(139,063)
Pension and other postretirement liabilities	(6,930)	(15,987)
Other assets and liabilities	(4,387)	125,637
Net cash flow provided by operating activities	203,439	218,024

INVESTING ACTIVITIES
Construction expenditures	(314,622)	(275,189)
Allowance for equity funds used during construction	6,341	6,351
Changes in money pool receivable - net	32,481	1,633
Other	(507)	(960)
Net cash flow used in investing activities	(276,307)	(268,165)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	292,763	—
Retirement of long-term debt	(150,000)	—
Changes in money pool payable - net	—	33,816
Distributions/dividends paid:
Preferred stock	—	(715)
Other	(7,913)	10,989
Net cash flow provided by financing activities	134,850	44,090

Net increase (decrease) in cash and cash equivalents	61,982	(6,051)
Cash and cash equivalents at beginning of period	36,954	6,096
Cash and cash equivalents at end of period	$98,936	$45

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$41,753	$44,781

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$11	$11
Temporary cash investments	98,925	36,943
Total cash and cash equivalents	98,936	36,954
Accounts receivable:
Customer	98,245	73,205
Allowance for doubtful accounts	(615)	(563)
Associated companies	19,217	51,065
Other	10,173	8,647
Accrued unbilled revenues	60,867	50,171
Total accounts receivable	187,887	182,525
Deferred fuel costs	—	8,016
Fuel inventory - at average cost	15,803	11,931
Materials and supplies - at average cost	51,049	47,255
Prepayments and other	8,694	9,365
TOTAL	362,369	296,046

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,564	4,576
Storm reserve escrow account	32,953	32,447
TOTAL	37,517	37,023

UTILITY PLANT
Electric	4,981,082	4,780,720
Construction work in progress	177,221	128,149
TOTAL UTILITY PLANT	5,158,303	4,908,869
Less - accumulated depreciation and amortization	1,681,597	1,641,821
UTILITY PLANT - NET	3,476,706	3,267,048

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	343,972	343,049
Other	12,161	3,638
TOTAL	356,133	346,687

TOTAL ASSETS	$4,232,725	$3,946,804

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$150,000
Accounts payable:
Associated companies	41,323	42,928
Other	81,260	79,117
Customer deposits	86,295	85,085
Taxes accrued	50,996	77,552
Interest accrued	22,324	20,231
Deferred fuel costs	39,553	—
Other	17,717	7,526
TOTAL	339,468	462,439

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	591,105	551,869
Accumulated deferred investment tax credits	10,066	10,186
Regulatory liability for income taxes - net	239,630	246,402
Other regulatory liabilities	23,779	33,622
Asset retirement cost liabilities	9,594	9,206
Accumulated provisions	48,043	51,142
Pension and other postretirement liabilities	86,036	93,100
Long-term debt	1,469,454	1,175,750
Other	25,022	20,862
TOTAL	2,502,729	2,192,139

Commitments and Contingencies

EQUITY
Member's equity	1,390,528	1,292,226
TOTAL	1,390,528	1,292,226

TOTAL LIABILITIES AND EQUITY	$4,232,725	$3,946,804

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2017	$1,177,870

Net income	22,843
Preferred stock dividends	(238)
Balance at March 31, 2018	1,200,475

Net income	38,242
Preferred stock dividends	(239)
Balance at June 30, 2018	1,238,478

Net income	50,733
Preferred stock dividends	(238)
Balance at September 30, 2018	$1,288,973

Balance at December 31, 2018	$1,292,226

Net income	15,398
Balance at March 31, 2019	1,307,624

Net income	26,667
Balance at June 30, 2019	1,334,291

Net income	56,237
Balance at September 30, 2019	$1,390,528

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$178	$170	$8	5
Commercial	132	127	5	4
Industrial	44	44	—	—
Governmental	12	12	—	—
Total billed retail	366	353	13	4
Sales for resale:
Non-associated companies	10	8	2	25
Other	23	7	16	229
Total	$399	$368	$31	8

Billed Electric Energy Sales (GWh):
Residential	1,832	1,899	(67)	(4)
Commercial	1,403	1,475	(72)	(5)
Industrial	654	692	(38)	(5)
Governmental	126	128	(2)	(2)
Total retail	4,015	4,194	(179)	(4)
Sales for resale:
Non-associated companies	472	303	169	56
Total	4,487	4,497	(10)	—

	Nine Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$423	$451	($28)	(6)
Commercial	332	355	(23)	(6)
Industrial	121	133	(12)	(9)
Governmental	33	34	(1)	(3)
Total billed retail	909	973	(64)	(7)
Sales for resale:
Non-associated companies	19	21	(2)	(10)
Other	56	43	13	30
Total	$984	$1,037	($53)	(5)

Billed Electric Energy Sales (GWh):
Residential	4,307	4,547	(240)	(5)
Commercial	3,548	3,722	(174)	(5)
Industrial	1,808	1,916	(108)	(6)
Governmental	327	329	(2)	(1)
Total retail	9,990	10,514	(524)	(5)
Sales for resale:
Non-associated companies	852	903	(51)	(6)
Total	10,842	11,417	(575)	(5)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2019 Compared to Third Quarter 2018

Net income increased $3.5 million primarily due to higher volume/weather, partially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net income decreased $3.6 million primarily due to higher other operation and maintenance expenses, partially offset by higher other income.

Operating Revenues

Third Quarter 2019 Compared to Third Quarter 2018

Following is an analysis of the change in operating revenues comparing the third quarter 2019 to the third quarter 2018:

Amount
(In Millions)
2018 operating revenues	$200.2
Fuel, rider, and other revenues that do not significantly affect net income	(19.1)
Volume/weather	5.2
Return of unprotected excess accumulated deferred income taxes to customers	7.9
2019 operating revenues	$194.2

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

The return of unprotected excess accumulated deferred income taxes to customers variance is due to a decrease in the return of unprotected excess accumulated deferred income taxes through the fuel adjustment clause. In the third quarter 2019, $1.1 million was returned to customers as compared to $9 million in the third quarter 2018. There is no effect on net income as the reduction in operating revenues in each period is offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018:

Amount
(In Millions)
2018 operating revenues	$566.9
Fuel, rider, and other revenues that do not significantly affect net income	(40.6)
Return of unprotected excess accumulated deferred income taxes to customers	6.9
2019 operating revenues	$533.2

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers variance is due to a decrease in the return of unprotected excess accumulated deferred income taxes through the fuel adjustment clause. In the nine months ended September 30, 2019, $2.1 million was returned to customers as compared to $9 million in the nine months ended September 30, 2018. There is no effect on net income as the reduction in operating revenues in each period is offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other Income Statement Variances

Third Quarter 2019 Compared to Third Quarter 2018

Other operation and maintenance expenses increased primarily due to:

•	an increase of $1.1 million in loss provisions;

•	an increase of $1 million in spending on customer initiatives to explore new technologies and services and continuous customer improvement; and

•	an increase of $0.9 million in information technology costs primarily due to higher costs related to improved infrastructure, enhanced security, and upgrades and maintenance.

The increase was partially offset by several individually insignificant items.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Other operation and maintenance expenses increased primarily due to:

•	an increase of $4.8 million in information technology costs primarily due to higher costs related to a system conversion for Algiers customers;

•	an increase of $2.4 million in spending on customer initiatives to explore new technologies and services and continuous customer improvement;

•	an increase of $1.4 million in customer service costs primarily due to higher labor costs, including contract labor; and

•	an increase of $1.3 million in energy efficiency costs.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by a decrease of $1.8 million in distribution expenses primarily due to lower contract labor costs.

Other income increased primarily due to an increase in allowance for equity funds used during construction resulting from higher construction work in progress in 2019, including the New Orleans Power Station project.

Income Taxes

The effective income tax rates were 3.6% for the third quarter 2019 and 10.2% for the nine months ended September 30, 2019. The differences in the effective income tax rates for the third quarter 2019 and the nine months ended September 30, 2019 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes and the provision for uncertain tax positions. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$19,677	$32,741

Cash flow provided by (used in):
Operating activities	77,433	100,327
Investing activities	(136,817)	(133,233)
Financing activities	39,733	33,085
Net increase (decrease) in cash and cash equivalents	(19,651)	179

Cash and cash equivalents at end of period	$26	$32,920

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased $22.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities increased $3.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to:

•
an increase of $13.6 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy New Orleans’s distribution system, including increased spending on advanced metering infrastructure; and

•
an increase of $13.4 million in transmission construction expenditures primarily due to a higher scope of work performed in 2019 as compared to the same period in 2018, including investment in Entergy New Orleans’s system reliability and infrastructure.

The increase was partially offset by money pool activity and a decrease of $7.6 million in fossil-fueled generation construction expenditures primarily due to lower spending on the New Orleans Power Station in 2019 as compared to the same period in 2018.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $22 million for the nine months ended September 30, 2019 compared to decreasing $10.6 million for the nine months ended September 30, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $6.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to money pool activity and $23.8 million in common equity distributions in 2018, partially offset by the issuance of $60 million of 4.51% Series mortgage bonds in September 2018. There were no common equity distributions made in 2019 in anticipation of planned capital investments.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased $46.3 million for the nine months ended September 30, 2019.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to the increase in member’s equity in 2019.

	September 30, 2019	December 31, 2018
Debt to capital	49.5%	52.1%
Effect of excluding securitization bonds	(3.3%)	(3.5%)
Debt to capital, excluding securitization bonds (a)	46.2%	48.6%
Effect of subtracting cash	—%	(1.2%)
Net debt to net capital, excluding securitization bonds (a)	46.2%	47.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

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

Entergy New Orleans is developing its capital investment plan for 2020 through 2022 and currently anticipates making $585 million in capital investments during that period.  The preliminary estimate includes specific investments such as the New Orleans Power Station and New Orleans Solar Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; system improvements; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
(In Thousands)
($46,318)	$22,016	$2,116	$12,723

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2021. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of September 30, 2019, there were no cash borrowings and a $0.8 million letter of credit was outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2019, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

to pursue up to 100 MW of renewable resources to serve New Orleans. In March 2018 the City Council adopted a resolution approving construction of the 128 MW unit. The targeted commercial operation date is mid-2020, subject to receipt of all necessary permits.

In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law. In May 2018 the City Council announced that it would initiate an investigation into allegations that Entergy New Orleans, Entergy, or some other entity paid or participated in paying certain attendees and speakers in support of the New Orleans Power Station to attend or speak at certain meetings organized by the City Council. In June 2018, Entergy New Orleans produced documents in response to a City Council resolution relating to this investigation. In October 2018 investigators for the City Council released their report, concluding that individuals were paid to attend and/or speak in support of the New Orleans Power Station and that Entergy New Orleans “knew or should have known that such conduct occurred or reasonably might occur.”  The City Council issued a resolution requiring Entergy New Orleans to show cause why it should not be fined $5 million as a result of the findings in the report. In November 2018, Entergy New Orleans submitted its response to the show cause resolution, disagreeing with certain characterizations and omissions of fact in the report and asserting that the City Council could not legally impose the proposed fine.  Simultaneous with the filing of its response to the show cause resolution, Entergy New Orleans sent a letter to the City Council re-asserting that the City Council’s imposition of the proposed fine would be unlawful, but acknowledging that the actions of a subcontractor, which was retained by an Entergy New Orleans contractor without the knowledge or contractually-required consent of Entergy New Orleans, were contrary to Entergy’s values.  In that letter, Entergy New Orleans offered to donate $5 million to the City Council to resolve the show cause proceeding.  In January 2019, Entergy New Orleans submitted a new settlement proposal to the City Council. The proposal retained the components of the first offer but added to it a commitment to make reasonable efforts to limit the costs of the project to the $210 million cost estimate with advanced notification of anticipated cost overruns, additional reporting requirements for cost and environmental items, and a commitment regarding reliability investment and to work with the New Orleans Sewerage and Water Board to provide a reliable source of power. In February 2019 the City Council approved a resolution approving the settlement proposal and allowing the construction of the New Orleans Power Station to commence.

Also in February 2019, certain intervenors in the City Council proceeding on the New Orleans Power Station filed suit in Louisiana state court challenging the Louisiana Department of Environmental Quality’s issuance of the New Orleans Power Station’s air permit. Entergy New Orleans intervened in that lawsuit and, along with the Louisiana Department of Environmental Quality, filed exceptions seeking dismissal of the lawsuit. In June 2019 the state court judge sustained the exceptions and dismissed the plaintiffs’ petition with prejudice. Also in June 2019, a state court judge in New Orleans affirmed the City Council’s approval of the New Orleans Power Station and dismissed the petition for judicial review that had been filed in April 2018. The petitioners have filed an appeal of that ruling. Also in June 2019, with regard to the lawsuit challenging the City Council’s decision on the basis of a violation of the open meetings law, the same state court judge in New Orleans ruled that there was a violation of the open meetings law at the February 2018 meeting of the City Council’s Utilities, Cable, Telecommunications and Technology Committee at which that Committee considered the New Orleans Power Station approval, and further ruled that, although there was no violation of the open meetings law at the March 2018 full City Council meeting at which the New Orleans Power Station was approved, both the approval of the Committee and the approval of the full City Council were void. The City Council and Entergy New Orleans have each filed a suspensive appeal of the open meetings law ruling. A suspensive appeal suspends the effect of the judgment in the open meetings law proceeding while the appeal is being taken. The petitioners sought in the state appellate court, and then at the Louisiana Supreme Court, to terminate the suspension of the effect of the judgment, but both courts declined to do so. Appellate briefing on the merits both in the open meetings law appeal and in the judicial review appeal is scheduled to begin in November 2019. The New Orleans Power Station related settlement that was approved by the full City Council in February 2019 and that allowed Entergy New Orleans to move forward with the construction of the New Orleans Power Station was not affected by the state court judge’s open meetings ruling. Construction of the plant is underway and continuing.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

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

Retail Rates

See the Form 10-K for discussion of the electric and gas base rate case filed by Entergy New Orleans in September 2018. The evidentiary hearing in this proceeding was held in June 2019. The record and post-hearing briefs were submitted in July 2019. In August 2019, Entergy New Orleans sent a letter to the City Council proposing a framework for settlement of the rate case.  That framework includes, among other things: (1) a total reduction in revenues of approximately $30 million ($27 million electric, $3 million gas); (2) a reduced return on common equity lower than 10.5%, but still commensurate with Entergy New Orleans’s level of risk, paired with three-year electric and gas formula rate plans with forward-looking features; (3) a demand-side management program intended to achieve greater penetration of the City Council’s Energy Smart programs and make progress towards the City Council’s energy efficiency goals. In October 2019 the City Council’s Utility Committee approved a resolution for consideration by the full City Council that included a 9.35% return on common equity, a total reduction in revenues of approximately $39 million ($36 million electric; $3 million gas), and an equity ratio of the lesser of 50% or Entergy New Orleans’s actual equity ratio. Also in October 2019, Entergy New Orleans sent another letter to the City Council identifying certain issues with the proposed resolution and inviting the City Council to resume negotiations in an effort to address these issues. The City Council may consider the resolution at its November 7, 2019 meeting.

Reliability Investigation

In August 2017 the City Council established a docket to investigate the reliability of the Entergy New Orleans distribution system and to consider implementing certain reliability standards and possible financial penalties for not meeting any such standards. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. The resolution also called for Entergy New Orleans to file a revised reliability plan addressing the current state of its distribution system and proposing remedial measures for increasing reliability. In June 2018, Entergy New Orleans filed its response to the City Council’s resolution regarding the prudence of its management and maintenance of the reliability of its distribution system.  In July 2018, Entergy New Orleans filed its revised reliability plan discussing the various reliability programs that it uses to improve distribution system reliability and discussing generally the positive effect that advanced meter deployment and grid modernization can have on future reliability.  Entergy New Orleans retained a national consulting firm with expertise in distribution system reliability to conduct a review of Entergy New Orleans’s distribution system reliability-related practices and procedures and to provide recommendations for improving distribution system reliability. The report was filed with the City Council in October 2018. The City Council also approved a resolution that opens a prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New Orleans and whether fines should be imposed. In January 2019, Entergy New Orleans filed testimony in response to the prudence investigation and asserting that it had been prudent in managing

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

system reliability. In April 2019 the City Council advisors filed comments and testimony asserting that Entergy New Orleans did not act prudently in maintaining and improving its distribution system reliability in recent years and recommending that a financial penalty in the range of $1.5 million to $2 million should be assessed.  Entergy New Orleans disagrees with the recommendation and submitted rebuttal testimony and rebuttal comments in June 2019. In October 2019 the City Council’s Utility Committee passed a resolution recommending that the City Council fines Entergy New Orleans $1 million for alleged imprudence in the maintenance of its distribution system. The City Council is expected to consider the resolution at its November 7, 2019 meeting.

Renewable Portfolio Standard Rulemaking

In March 2019 the City Council initiated a rulemaking proceeding to consider whether to establish a renewable portfolio standard. The rulemaking will consider, among other issues, whether to adopt a renewable portfolio standard, whether such standard should be voluntary or mandatory, what kinds of technologies should qualify for inclusion in the rules, what level, if any, of renewable generation should be required, and whether penalties are an appropriate component of the proposed rules. Parties to the proceeding submitted initial comments in June 2019 and reply comments in July 2019. Entergy New Orleans recommends that the City Council adopt a voluntary clean energy standard of 70% of generation being clean energy by 2030, as so defined, which, in addition to renewable generation, would include nuclear, beneficial electrification, and demand-side management as compliant technologies. Several other industry leaders, academic researchers, and environmental advocates filed comments also supporting a clean energy standard. Other parties, including many representatives of the solar and wind industry, are recommending mandatory, renewables-only requirements of up to 100% renewable resources by 2040. In September 2019 the City Council advisors issued a report and recommendations, which also put forth three alternative rules for comment from the parties. Comments were submitted in October 2019 with replies to be filed in November 2019.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$176,738	$184,164	$464,773	$499,584
Natural gas	17,466	16,018	68,418	67,319
TOTAL	194,204	200,182	533,191	566,903

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	27,013	54,754	84,963	93,859
Purchased power	68,091	57,828	195,721	214,773
Other operation and maintenance	32,755	30,593	95,305	87,312
Taxes other than income taxes	15,142	15,551	41,819	43,534
Depreciation and amortization	14,756	14,059	43,146	41,756
Other regulatory charges - net	7,571	5,853	9,716	18,313
TOTAL	165,328	178,638	470,670	499,547

OPERATING INCOME	28,876	21,544	62,521	67,356

OTHER INCOME
Allowance for equity funds used during construction	2,793	1,694	7,769	3,762
Interest and investment income	109	30	352	330
Miscellaneous - net	(1,019)	(660)	(3,467)	(2,401)
TOTAL	1,883	1,064	4,654	1,691

INTEREST EXPENSE
Interest expense	6,046	5,388	18,001	15,936
Allowance for borrowed funds used during construction	(1,115)	(626)	(3,102)	(1,390)
TOTAL	4,931	4,762	14,899	14,546

INCOME BEFORE INCOME TAXES	25,828	17,846	52,276	54,501

Income taxes	920	(3,561)	5,342	3,943

NET INCOME	$24,908	$21,407	$46,934	$50,558

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$46,934	$50,558
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	43,146	41,756
Deferred income taxes, investment tax credits, and non-current taxes accrued	20,427	25,605
Changes in assets and liabilities:
Receivables	(14,741)	(15,310)
Fuel inventory	(374)	495
Accounts payable	(11,654)	8,868
Prepaid taxes and taxes accrued	242	(8,743)
Interest accrued	14	564
Deferred fuel costs	8,328	(59)
Other working capital accounts	(8,737)	(5,062)
Provisions for estimated losses	1,423	417
Other regulatory assets	(14,435)	19,068
Other regulatory liabilities	(15,371)	(5,353)
Pension and other postretirement liabilities	(5,784)	(12,956)
Other assets and liabilities	28,015	479
Net cash flow provided by operating activities	77,433	100,327

INVESTING ACTIVITIES
Construction expenditures	(162,177)	(142,585)
Allowance for equity funds used during construction	7,769	3,762
Changes in money pool receivable - net	22,016	10,607
Receipts from storm reserve escrow account	—	3
Payments to storm reserve escrow account	(1,382)	(905)
Changes in securitization account	(3,043)	(4,115)
Net cash flow used in investing activities	(136,817)	(133,233)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	59,590
Retirement of long-term debt	(5,420)	(5,342)
Change in money pool payable - net	46,318	—
Distributions paid:
Common equity	—	(23,750)
Other	(1,165)	2,587
Net cash flow provided by financing activities	39,733	33,085

Net increase (decrease) in cash and cash equivalents	(19,651)	179
Cash and cash equivalents at beginning of period	19,677	32,741
Cash and cash equivalents at end of period	$26	$32,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$17,211	$14,584
Income taxes	($4,899)	$—

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$26	$26
Temporary cash investments	—	19,651
Total cash and cash equivalents	26	19,677
Securitization recovery trust account	5,268	2,224
Accounts receivable:
Customer	57,173	43,890
Allowance for doubtful accounts	(3,116)	(3,222)
Associated companies	2,541	27,938
Other	4,954	4,090
Accrued unbilled revenues	22,776	18,907
Total accounts receivable	84,328	91,603
Fuel inventory - at average cost	1,907	1,533
Materials and supplies - at average cost	12,865	12,133
Prepayments and other	10,655	6,905
TOTAL	115,049	134,075

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	82,236	80,853
TOTAL	83,252	81,869

UTILITY PLANT
Electric	1,430,352	1,364,091
Natural gas	302,801	284,728
Construction work in progress	196,842	146,668
TOTAL UTILITY PLANT	1,929,995	1,795,487
Less - accumulated depreciation and amortization	699,525	670,135
UTILITY PLANT - NET	1,230,470	1,125,352

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $52,085 as of September 30, 2019 and $60,453 as of December 31, 2018)	244,231	229,796
Other	1,749	1,416
TOTAL	250,060	235,292

TOTAL ASSETS	$1,678,831	$1,576,588

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Payable due to associated company	$1,979	$1,979
Accounts payable:
Associated companies	85,485	43,416
Other	37,394	36,686
Customer deposits	28,515	28,667
Taxes accrued	4,310	4,068
Interest accrued	6,380	6,366
Deferred fuel costs	9,616	1,288
Current portion of unprotected excess accumulated deferred income taxes	15,439	25,301
Other	7,182	9,521
TOTAL CURRENT LIABILITIES	196,300	157,292

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	349,600	323,595
Accumulated deferred investment tax credits	2,153	2,219
Regulatory liability for income taxes - net	52,705	60,249
Asset retirement cost liabilities	3,463	3,291
Accumulated provisions	88,017	86,594
Long-term debt (includes securitization bonds of $58,382 as of September 30, 2019 and $63,620 as of December 31, 2018)	462,273	467,358
Long-term payable due to associated company	14,367	14,367
Other	18,069	16,673
TOTAL NON-CURRENT LIABILITIES	990,647	974,346

Commitments and Contingencies

EQUITY
Member's equity	491,884	444,950
TOTAL	491,884	444,950

TOTAL LIABILITIES AND EQUITY	$1,678,831	$1,576,588

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

Member’s Equity
(In Thousands)

Balance at December 31, 2017	$415,548

Net income	10,882
Common equity distributions	(6,250)
Balance at March 31, 2018	420,180

Net income	18,269
Common equity distributions	(8,250)
Balance at June 30, 2018	430,199

Net income	21,407
Common equity distributions	(9,250)
Balance at September 30, 2018	$442,356

Balance at December 31, 2018	$444,950

Net income	9,023
Balance at March 31, 2019	453,973

Net income	13,003
Balance at June 30, 2019	466,976

Net income	24,908
Balance at September 30, 2019	$491,884

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$82	$86	($4)	(5)
Commercial	56	62	(6)	(10)
Industrial	9	10	(1)	(10)
Governmental	19	20	(1)	(5)
Total billed retail	166	178	(12)	(7)
Sales for resale:
Non-associated companies	7	5	2	40
Other	4	1	3	300
Total	$177	$184	($7)	(4)

Billed Electric Energy Sales (GWh):
Residential	793	779	14	2
Commercial	645	660	(15)	(2)
Industrial	124	128	(4)	(3)
Governmental	228	225	3	1
Total retail	1,790	1,792	(2)	—
Sales for resale:
Non-associated companies	364	281	83	30
Total	2,154	2,073	81	4

	Nine Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$192	$209	($17)	(8)
Commercial	156	171	(15)	(9)
Industrial	24	26	(2)	(8)
Governmental	54	57	(3)	(5)
Total billed retail	426	463	(37)	(8)
Sales for resale:
Non-associated companies	26	24	2	8
Other	13	12	1	8
Total	$465	$499	($34)	(7)

Billed Electric Energy Sales (GWh):
Residential	1,821	1,846	(25)	(1)
Commercial	1,686	1,711	(25)	(1)
Industrial	326	338	(12)	(4)
Governmental	607	591	16	3
Total retail	4,440	4,486	(46)	(1)
Sales for resale:
Non-associated companies	1,353	1,218	135	11
Total	5,793	5,704	89	2

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2019 Compared to Third Quarter 2018

Net income increased $7.4 million primarily due to higher retail electric price, higher volume/weather, and higher other income, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net income increased $19.5 million primarily due to higher retail electric price, higher volume/weather, higher other income, lower interest expense, and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Operating Revenues

Third Quarter 2019 Compared to Third Quarter 2018

Following is an analysis of the change in operating revenues comparing the third quarter 2019 to the third quarter 2018:

Amount
(In Millions)
2018 operating revenues	$477.2
Fuel, rider, and other revenues that do not significantly affect net income	(29.0)
Return of unprotected excess accumulated deferred income taxes to customers	(30.9)
Volume/weather	8.6
Retail electric price	17.0
2019 operating revenues	$442.9

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

The volume/weather variance is primarily due to an increase in industrial demand charges and an increase in usage during the unbilled sales period.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to a base rate increase effective October 2018 as approved by the PUCT. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case filing.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018:

Amount
(In Millions)
2018 operating revenues	$1,229.7
Fuel, rider, and other revenues that do not significantly affect net income	(52.1)
Return of unprotected excess accumulated deferred income taxes to customers	(73.5)
Volume/weather	9.3
Retail electric price	33.5
2019 operating revenues	$1,146.9

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

The volume/weather variance is primarily due to an increase in usage during the unbilled sales period.

The retail electric price variance is primarily due to a base rate increase effective October 2018 as approved by the PUCT. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case filing.

Other Income Statement Variances

Third Quarter 2019 Compared to Third Quarter 2018

Other operation and maintenance expenses increased primarily due to:

•	a loss on the sale of assets in 2019 of $0.2 million as compared to a gain on the sale of assets of $2.1 million in 2018;

•	an increase of $1.7 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2019 as compared to 2018;

•	an increase of $1.6 million in costs related to customer initiatives to explore new technologies and services and continuous customer improvement;

•	an increase of $1.4 million in vegetation maintenance costs;

•	an increase of $1.3 million in information technology costs primarily due to higher costs related to improved infrastructure, enhanced security, and upgrades and maintenance; and

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•
an increase of $1.2 million in distribution operations and asset management costs primarily due to higher advanced metering customer education costs and higher contract costs for meter reading services.

Depreciation and amortization expenses increased primarily as a result of new depreciation rates established in the settlement of the 2018 base rate case and additions to plant in service.

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

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Other operation and maintenance expenses increased primarily due to:

•	an increase of $4.7 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2019 as compared to the same period in 2018;

•	an increase of $4.0 million in costs related to customer initiatives to explore new technologies and services and continuous customer improvement;

•	an increase of $3.2 million in information technology costs primarily due to higher costs related to improved infrastructure, enhanced security, and upgrades and maintenance;

•
an increase of $3.2 million in distribution operations and asset management costs primarily due to higher advanced metering customer education costs and higher contract costs for meter reading services; and

•	a loss on the sale of assets in 2019 of $0.3 million as compared to a gain on the sale of assets of $2.1 million in 2018.

Depreciation and amortization expenses increased primarily as a result of new depreciation rates established in the settlement of the 2018 base rate case and additions to plant in service.

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

Income Taxes

The effective income tax rates were (22.6%) for the third quarter 2019 and (48.1%) for the nine months ended September 30, 2019. The differences in the effective income tax rates for the third quarter 2019 and the nine months ended September 30, 2019 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and book and tax differences related to the allowance for equity funds used during construction. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The effective income tax rate was 21.1% for the nine months ended September 30, 2018. The difference in the effective income tax rate for the nine months ended September 30, 2018 versus the federal statutory rate of 21% was primarily due to the write-off of a stock-based compensation deferred tax asset in 2018 and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction and certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$56	$115,513

Cash flow provided by (used in):
Operating activities	174,881	197,677
Investing activities	(603,077)	(233,850)
Financing activities	520,418	(58,843)
Net increase (decrease) in cash and cash equivalents	92,222	(95,016)

Cash and cash equivalents at end of period	$92,278	$20,497

Operating Activities

Net cash flow provided by operating activities decreased $22.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the return of unprotected excess accumulated deferred income taxes to customers. The decrease was partially offset by:

•	the timing of recovery of fuel and purchased power costs;

•	the timing of collection of receivables from customers; and

•
a decrease of $8.1 million in pension contributions in 2019. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $369.2 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to:

•	an increase of $197.5 million in fossil-fueled generation construction expenditures primarily due to increased spending on the Montgomery County Power Station;

•	an increase of $100.9 million in transmission construction expenditures primarily due to a higher scope of work performed in 2019 as compared to 2018; and

•	money pool activity.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $8.3 million for the nine months ended September 30, 2019 compared to decreasing $43.7 million for the nine months ended September 30, 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Texas’s financing activities provided $520.4 million of cash for the nine months ended September 30, 2019 compared to using $58.8 million of cash for the nine months ended September 30, 2018 primarily due to:

•	the issuance of $300 million of 4.0% Series mortgage bonds and $400 million of 4.5% Series mortgage bonds in January 2019;

•	the issuance of $300 million of 3.55% Series mortgage bonds in September 2019;

•	a capital contribution of $87.5 million received from Entergy Corporation in August 2019 in anticipation of upcoming construction expenditures, including Montgomery County Power Station; and

•	the issuance of $35 million aggregate liquidation value 5.375% Series A preferred stock in September 2019.

The increase was partially offset by the repayment, at maturity, of $500 million of 7.125% Series mortgage bonds in February 2019 and money pool activity. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt. See Note 3 to the financial statements herein for more details on the issuance of preferred stock.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased by $22.4 million for the nine months ended September 30, 2019.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Texas is primarily due to the net issuance of $500 million of mortgage bonds in 2019, partially offset by an increase in equity.

	September 30, 2019	December 31, 2018
Debt to capital	53.7%	51.6%
Effect of excluding the securitization bonds	(3.0%)	(5.2%)
Debt to capital, excluding securitization bonds (a)	50.7%	46.4%
Effect of subtracting cash	(1.4%)	—%
Net debt to net capital, excluding securitization bonds (a)	49.3%	46.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Entergy Texas, Inc. and Subsidiaries
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

Entergy Texas is developing its capital investment plan for 2020 through 2022 and currently anticipates making $1.8 billion in capital investments during that period.  The preliminary estimate includes specific investments such as the Montgomery County Power Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; system improvements; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
(In Thousands)
$8,299	($22,389)	$1,217	$44,903

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in September 2024.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of September 30, 2019, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2019, a $26.2 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Fuel and Purchased Power Cost Recovery

In September 2019, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period from April 2016 through March 2019. During the reconciliation period, Entergy Texas incurred approximately

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

$1.6 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimated an under-recovery balance of approximately $25.8 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2019. The proceeding is currently pending.

Base Rate Case

In January 2019, Entergy Texas filed for recovery of rate case expenses totaling $7.2 million. The amounts requested primarily include internal and external expenses related to litigating the 2018 base rate case. Parties filed testimony in April 2019 recommending a disallowance ranging from $3.2 million to $4.2 million of the $7.2 million requested. In May 2019, Entergy Texas filed rebuttal testimony responding to the parties’ positions. In September 2019 an order was issued abating the procedural schedule and scheduled hearing to allow the finalization of a settlement in principle reached among the parties. The settlement provides for a black box disallowance of $1.4 million. In the third quarter 2019, Entergy Texas recorded a provision for the 2018 base rate case expenses based on the settlement in principle. In October 2019 the settlement was filed for review by the PUCT.

Distribution Cost Recovery Factor (DCRF) Rider

In March 2019, Entergy Texas filed with the PUCT a request to set a new DCRF rider. The proposed new DCRF rider is designed to collect approximately $3.2 million annually from Entergy Texas’s retail customers based on its capital invested in distribution between January 1, 2018 and December 31, 2018. In September 2019 the PUCT issued an order approving rates, which had been effective on an interim basis since June 2019, at the level proposed in Entergy Texas’s application.

Transmission Cost Recovery Factor (TCRF) Rider

In December 2018, Entergy Texas filed with the PUCT a request to set a new TCRF rider. The proposed new TCRF rider is designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and September 30, 2018. In April 2019 parties filed testimony proposing a load growth adjustment, which would have fully offset Entergy Texas’s proposed TCRF revenue requirement. In July 2019 the PUCT granted Entergy Texas’s application as filed to begin recovery of the requested $2.7 million annual revenue requirement, rejecting opposing parties’ proposed adjustment; however, the PUCT found that the question of prudence of the actual investment costs should be determined in Entergy Texas’s next rate case similar to the procedure used for the costs recovered through the DCRF rider. In October 2019 the PUCT issued an order on a motion for rehearing, clarifying and affirming its prior order granting Entergy Texas’s application as filed. Also in October 2019 a second motion for rehearing was filed, and Entergy Texas filed a response in opposition to the motion. The second motion for rehearing is pending before the PUCT.

In August 2019, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed new TCRF rider is designed to collect approximately $19.4 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and June 30, 2019, which is $16.7 million in incremental annual revenue above the $2.7 million approved in the prior pending TCRF proceeding. The proceeding is currently pending.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Entergy Texas, Inc. and Subsidiaries
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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$442,877	$477,231	$1,146,931	$1,229,657

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	64,211	79,130	129,285	154,925
Purchased power	151,965	153,673	463,966	463,933
Other operation and maintenance	69,937	58,795	190,989	171,317
Taxes other than income taxes	20,870	20,752	60,773	61,461
Depreciation and amortization	38,722	31,365	113,071	93,272
Other regulatory charges - net	27,662	33,550	66,574	85,064
TOTAL	373,367	377,265	1,024,658	1,029,972

OPERATING INCOME	69,510	99,966	122,273	199,685

OTHER INCOME
Allowance for equity funds used during construction	7,454	2,222	18,948	5,716
Interest and investment income	486	601	2,542	1,698
Miscellaneous - net	115	468	980	(154)
TOTAL	8,055	3,291	22,470	7,260

INTEREST EXPENSE
Interest expense	21,379	21,760	63,992	65,646
Allowance for borrowed funds used during construction	(3,534)	(1,253)	(9,370)	(3,224)
TOTAL	17,845	20,507	54,622	62,422

INCOME BEFORE INCOME TAXES	59,720	82,750	90,121	144,523

Income taxes	(13,504)	16,904	(43,381)	30,538

NET INCOME	73,224	65,846	133,502	113,985

Preferred dividend requirements	110	—	110	—

EARNINGS APPLICABLE TO COMMON STOCK	$73,114	$65,846	$133,392	$113,985

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$133,502	$113,985
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	113,071	93,272
Deferred income taxes, investment tax credits, and non-current taxes accrued	21,898	640
Changes in assets and liabilities:
Receivables	21,578	(40,287)
Fuel inventory	(1,476)	1,045
Accounts payable	(58,792)	(12,864)
Taxes accrued	3,545	24,476
Interest accrued	(11,478)	(6,084)
Deferred fuel costs	(6,588)	(33,734)
Other working capital accounts	(13,740)	891
Provisions for estimated losses	(3,470)	1,006
Other regulatory assets	63,793	64,311
Other regulatory liabilities	(83,674)	15,313
Pension and other postretirement liabilities	(7,209)	(20,999)
Other assets and liabilities	3,921	(3,294)
Net cash flow provided by operating activities	174,881	197,677

INVESTING ACTIVITIES
Construction expenditures	(622,342)	(291,118)
Allowance for equity funds used during construction	19,029	5,820
Proceeds from sale of assets	—	3,753
Changes in money pool receivable - net	(8,299)	43,686
Changes in securitization account	8,535	4,009
Net cash flow used in investing activities	(603,077)	(233,850)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	986,477	—
Retirement of long-term debt	(563,246)	(60,500)
Capital contribution from parent	87,500	—
Proceeds from issuance of preferred stock	33,486	—
Change in money pool payable - net	(22,389)	—
Other	(1,410)	1,657
Net cash flow provided by (used in) financing activities	520,418	(58,843)

Net increase (decrease) in cash and cash equivalents	92,222	(95,016)
Cash and cash equivalents at beginning of period	56	115,513
Cash and cash equivalents at end of period	$92,278	$20,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$73,752	$69,669
Income taxes	$2,292	($624)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$25	$26
Temporary cash investments	92,253	30
Total cash and cash equivalents	92,278	56
Securitization recovery trust account	31,649	40,185
Accounts receivable:
Customer	88,557	69,714
Allowance for doubtful accounts	(680)	(461)
Associated companies	24,124	64,441
Other	6,770	12,275
Accrued unbilled revenues	65,207	51,288
Total accounts receivable	183,978	197,257
Fuel inventory - at average cost	44,143	42,667
Materials and supplies - at average cost	43,774	41,883
Prepayments and other	22,266	15,903
TOTAL	418,088	337,951

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	413	448
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,863	19,218
TOTAL	20,652	20,042

UTILITY PLANT
Electric	5,028,850	4,773,984
Construction work in progress	663,465	325,193
TOTAL UTILITY PLANT	5,692,315	5,099,177
Less - accumulated depreciation and amortization	1,745,046	1,684,569
UTILITY PLANT - NET	3,947,269	3,414,608

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $178,558 as of September 30, 2019 and $236,336 as of December 31, 2018)	534,255	598,048
Other	32,861	29,371
TOTAL	567,116	627,419

TOTAL ASSETS	$4,953,125	$4,400,020

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$500,000
Accounts payable:
Associated companies	45,090	119,371
Other	169,788	150,679
Customer deposits	40,304	43,387
Taxes accrued	57,058	53,513
Interest accrued	12,877	24,355
Current portion of unprotected excess accumulated deferred income taxes	35,213	87,627
Deferred fuel costs	13,109	19,697
Other	8,786	6,353
TOTAL	382,225	1,004,982

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	581,310	552,535
Accumulated deferred investment tax credits	10,713	11,176
Regulatory liability for income taxes - net	236,463	264,623
Other regulatory liabilities	44,784	47,884
Asset retirement cost liabilities	7,526	7,222
Accumulated provisions	10,386	13,856
Long-term debt (includes securitization bonds of $220,625 as of September 30, 2019 and $283,659 as of December 31, 2018)	1,938,303	1,013,735
Other	64,635	61,605
TOTAL	2,894,120	1,972,636

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2019 and 2018	49,452	49,452
Paid-in capital	682,980	596,994
Retained earnings	909,348	775,956
Total common shareholder's equity	1,641,780	1,422,402
Preferred stock without sinking fund	35,000	—
TOTAL	1,676,780	1,422,402

TOTAL LIABILITIES AND EQUITY	$4,953,125	$4,400,020

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
		(In Thousands)

Balance at December 31, 2017	$—	$49,452	$596,994	$613,721	$1,260,167

Net income	—	—	—	17,350	17,350
Balance at March 31, 2018	—	49,452	596,994	631,071	1,277,517

Net income	—	—	—	30,789	30,789
Balance at June 30, 2018	—	49,452	596,994	661,860	1,308,306

Net income	—	—	—	65,846	65,846
Balance at September 30, 2018	$—	$49,452	$596,994	$727,706	$1,374,152

Balance at December 31, 2018	$—	$49,452	$596,994	$775,956	$1,422,402

Net income	—	—	—	21,342	21,342
Balance at March 31, 2019	—	49,452	596,994	797,298	1,443,744

Net income	—	—	—	38,936	38,936
Balance at June 30, 2019	—	49,452	596,994	836,234	1,482,680

Net income	—	—	—	73,224	73,224
Capital contribution from parent	—	—	87,500	—	87,500
Preferred stock issuance	35,000	—	(1,514)	—	33,486
Preferred stock dividends	—	—	—	(110)	(110)
Balance at September 30, 2019	$35,000	$49,452	$682,980	$909,348	$1,676,780

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$216	$224	($8)	(4)
Commercial	95	111	(16)	(14)
Industrial	101	109	(8)	(7)
Governmental	5	7	(2)	(29)
Total billed retail	417	451	(34)	(8)
Sales for resale:
Associated companies	14	18	(4)	(22)
Non-associated companies	2	5	(3)	(60)
Other	10	3	7	233
Total	$443	$477	($34)	(7)

Billed Electric Energy Sales (GWh):
Residential	1,994	2,003	(9)	—
Commercial	1,365	1,392	(27)	(2)
Industrial	2,219	2,156	63	3
Governmental	69	78	(9)	(12)
Total retail	5,647	5,629	18	—
Sales for resale:
Associated companies	372	446	(74)	(17)
Non-associated companies	148	208	(60)	(29)
Total	6,167	6,283	(116)	(2)

	Nine Months Ended		Increase/
	2019	2018	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$510	$523	($13)	(2)
Commercial	255	291	(36)	(12)
Industrial	279	295	(16)	(5)
Governmental	16	19	(3)	(16)
Total billed retail	1,060	1,128	(68)	(6)
Sales for resale:
Associated companies	42	46	(4)	(9)
Non-associated companies	6	26	(20)	(77)
Other	39	30	9	30
Total	$1,147	$1,230	($83)	(7)

Billed Electric Energy Sales (GWh):
Residential	4,662	4,789	(127)	(3)
Commercial	3,533	3,610	(77)	(2)
Industrial	5,999	6,024	(25)	—
Governmental	194	220	(26)	(12)
Total retail	14,388	14,643	(255)	(2)
Sales for resale:
Associated companies	1,157	1,199	(42)	(4)
Non-associated companies	300	725	(425)	(59)
Total	15,845	16,567	(722)	(4)

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

Third Quarter 2019 Compared to Third Quarter 2018

Net income increased $2.1 million primarily due to a lower effective income tax rate.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net income increased $4.4 million primarily due to the increase in operating revenues resulting from changes in rate base as compared to the prior year and a lower effective income tax rate.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
	(In Thousands)
Cash and cash equivalents at beginning of period	$95,685	$287,187

Cash flow provided by (used in):
Operating activities	224,675	131,556
Investing activities	15,896	(169,573)
Financing activities	(171,931)	5,371
Net increase (decrease) in cash and cash equivalents	68,640	(32,646)

Cash and cash equivalents at end of period	$164,325	$254,541

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased by $93.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a decrease in spending of $47.9 million on nuclear refueling outages in 2019 as compared to the same period in 2018 and the return of the unprotected excess accumulated deferred income taxes in 2018.

Investing Activities

System Energy’s investing activities provided $15.9 million of cash for the nine months ended September 30, 2019 compared to using $169.6 million of cash for the nine months ended September 30, 2018 primarily due to the following activity:

•
an increase of $121.8 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	a decrease of $75.5 million in nuclear construction expenditures as a result of spending in 2018 on Grand Gulf outage projects.

Financing Activities

System Energy’s financing activities used $171.9 million of cash for the nine months ended September 30, 2019 compared to providing $5.4 million of cash for the nine months ended September 30, 2018 primarily due to the following activity:

•	the issuance in March 2018 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity;

•
an increase of $46 million in common stock dividends and distributions in 2019. Common stock dividends and distributions were lower in 2018 in anticipation of the excess accumulated deferred income taxes being returned to customers as a result of the Tax Cuts and Jobs Act;

•	an increase of $48 million in net repayments of long-term borrowings in 2019 on the nuclear fuel company variable interest entity’s credit facility; and

•	net repayments of short-term borrowings of $17.8 million in 2018 on the nuclear fuel company variable interest entity’s credit facility.

In March 2019, System Energy issued $134 million of 2.50% Series 2019 revenue refunding bonds due April 2022. The proceeds were used to redeem, prior to maturity, $134 million of 5.875% Series 1998 pollution control revenue refunding bonds due April 2022. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to a decrease in retained earnings.

	September 30, 2019	December 31, 2018
Debt to capital	44.9%	46.1%
Effect of subtracting cash	(8.2%)	(4.0%)
Net debt to net capital	36.7%	42.1%

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

System Energy is developing its capital investment plan for 2020 through 2022 and currently anticipates making $435 million in capital investments during that period. The preliminary estimate includes amounts associated with specific investments and initiatives such as investments in Grand Gulf.

System Energy’s receivables from the money pool were as follows:

September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
(In Thousands)
$14,775	$107,122	$16,365	$111,667

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in September 2021. As of September 30, 2019, $53.6 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

In May 2019 the FERC trial staff filed its direct and answering testimony in the return on equity proceeding. For the first refund period, the FERC trial staff calculates an authorized return on equity for System Energy of 9.89% based on the application of FERC’s proposed methodology. The FERC trial staff’s direct and answering testimony noted that an authorized return on equity of 9.89% for the first refund period was within the range of presumptively just and reasonable returns on equity for the second refund period, as calculated using a study period ending January 31, 2019 for the second refund period.

In June 2019, System Entergy filed testimony responding to the testimony filed by the FERC trial staff. Among other things, System Energy’s testimony rebutted arguments raised by the FERC trial staff and provided updated calculations for the second refund period based on the study period ending May 31, 2019. For that refund period, System Energy’s testimony shows that strict application of the return on equity methodology proposed by the FERC trial staff indicates that the second complaint would not be dismissed, and the new return on equity would be set at 9.65% (median) or 9.74% (midpoint). System Energy’s testimony argues that these results are insufficient in light of benchmarks such as state returns on equity and treasury bond yields, and instead proposes that the calculated returns on equity for the second period should be either 9.91% (median) or 10.3% (midpoint). System Energy’s testimony also argues that, under application of its proposed modified methodology, the 10.10% return on equity calculated for the first refund period would fall within the range of presumptively just and reasonable returns on equity for the second refund period. System Energy is recording a provision against revenue for the potential outcome of this proceeding.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

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

In August 2019 the LPSC and the APSC and MPSC filed rebuttal testimony in the return on equity proceeding and direct and answering testimony relating to System Energy’s capital structure. The LPSC reargues for an authorized return on equity for System Energy of 7.81% for the first refund period and 7.97% for the second refund period. The APSC and MPSC argue for an authorized return on equity for System Energy of 8.26% for the first refund period and 8.32% for the second refund period. With respect to capital structure, the LPSC proposes that the FERC establish a hypothetical capital structure for SERI for ratemaking purposes. Specifically, the LPSC proposes that System Energy’s common equity ratio be set to Entergy Corporation’s equity ratio of 37% equity and 63% debt. In the alternative, the LPSC argues that the equity ratio should be no higher than 49%, the composite equity ratio of System Energy and the other Entergy operating companies who purchase under the Unit Power Sales Agreement. The APSC and MPSC recommended that 35.98% be set as the common equity ratio for System Energy. As an alternative, the APSC and MPSC proposed that System Energy’s common equity be set based on the median equity ratio of the proxy group for setting the return on equity. The median equity ratio of the proxy group proposed by the APSC and MPSC is 46.75%.

In September 2019 the FERC trial staff filed its rebuttal testimony in the return on equity proceeding. For the first refund period, the FERC trial staff calculates an authorized return on equity for System Energy of 9.40% based on the application of the FERC’s proposed methodology and an updated proxy group. For the second refund period, based on the study period ending May 31, 2019, the FERC trial staff rebuttal testimony argues for a return on equity of 9.63%. In September 2019 the FERC trial staff also filed direct and answering testimony relating to System Energy’s capital structure. The FERC trial staff argues that the average capital structure of the proxy group used to develop System Energy’s return on equity should be used to establish the capital structure. Using this approach, the FERC trial staff calculates the average capital structure for its proposed proxy group of 46.74% common equity, and 53.26% debt.
In October 2019, System Energy filed answering testimony disputing the FERC trial staff’s, the LPSC’s, and the APSC’s and MPSC’s arguments for the use of a hypothetical capital structure and arguing that the use of System Energy’s actual capital structure is just and reasonable.

Grand Gulf Sale-leaseback Renewal Complaint

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1.

In February 2019 the presiding ALJ ruled that the hearing ordered by the FERC includes the issue of whether specific subcategories of accumulated deferred income tax should be included in, or excluded from, System Energy’s formula rate. In March 2019 the LPSC, MPSC, APSC, and City Council filed direct testimony. The LPSC testimony seeks refunds that include the renewal lease payments (approximately $17.2 million per year since July 2015), rate base reductions for accumulated deferred income taxes associated with uncertain tax positions (claimed to be approximately $334.5 million as of December 2018), and the cost of capital additions associated with the sale-leaseback interest (claimed to be approximately $274.8 million), as well as interest on those amounts. The direct testimony of the City Council and the APSC and MPSC address various issues raised by the LPSC. System Energy disputes that any refunds are owed for billings under the Unit Power Sales Agreement. A hearing has been scheduled for November 2019.

In June 2019 System Energy filed answering testimony in the sale-leaseback complaint proceeding arguing that the FERC should reject all claims for refunds.  Among other things, System Energy argued that claims for refunds of the costs of lease renewal payments and capital additions should be rejected because those costs were recovered consistent with the Unit Power Sales Agreement formula rate, System Energy was not over or double recovering any costs, and customers will save approximately $850 million over initial and renewal terms of the leases.  System Energy

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

argued that claims for refunds associated with liabilities arising from uncertain tax positions should be rejected because the liabilities do not provide cost-free capital, the repayment timing of the liabilities is uncertain, and the outcome of the underlying tax positions is uncertain.  System Energy’s testimony also challenged the refund calculations supplied by the other parties.

In August 2019 the FERC trial staff filed direct and answering testimony seeking refunds for rate base reductions for liabilities associated with uncertain tax positions (claimed to be up to approximately $602 million plus interest). The FERC trial staff also argued that System Energy recovered $32 million more in depreciation expense for capital additions than it should have. In September 2019, System Energy filed cross-answering testimony disputing the FERC trial staff’s arguments for refunds, stating that the FERC trial staff’s position regarding depreciation rates for capital additions is not unreasonable and explaining that any change in depreciation expense is only one element of a Unit Power Sales Agreement rebilling calculation. Adjustments to depreciation expense in any rebilling under the Unit Power Sales Agreement formula rate will also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed. In October 2019 the LPSC filed rebuttal testimony increasing the amount of refunds sought for liabilities associated with uncertain tax positions.  The LPSC now seeks approximately $512 million plus interest.  At the same time, the FERC trial staff filed rebuttal testimony conceding that it was no longer seeking up to $602 million related to the uncertain tax positions; instead, it is seeking approximately $511 million plus interest.  The LPSC also argued that adjustments to depreciation rates should affect rate base on a prospective basis only.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$145,472	$78,965	$424,585	$339,864

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	23,748	14,484	66,335	44,939
Nuclear refueling outage expenses	8,412	5,906	25,013	12,698
Other operation and maintenance	49,533	48,969	147,283	143,003
Decommissioning	8,976	8,626	26,663	25,624
Taxes other than income taxes	7,120	7,106	21,835	21,069
Depreciation and amortization	26,613	4,355	79,761	71,143
Other regulatory charges (credits) - net	(8,016)	7,398	(27,059)	(15,080)
TOTAL	116,386	96,844	339,831	303,396

OPERATING INCOME (LOSS)	29,086	(17,879)	84,754	36,468

OTHER INCOME
Allowance for equity funds used during construction	2,251	2,028	5,518	7,032
Interest and investment income	8,215	23,738	21,577	33,567
Miscellaneous - net	(1,300)	(1,421)	(4,018)	(4,391)
TOTAL	9,166	24,345	23,077	36,208

INTEREST EXPENSE
Interest expense	8,546	9,753	26,467	28,734
Allowance for borrowed funds used during construction	(551)	(515)	(1,350)	(1,783)
TOTAL	7,995	9,238	25,117	26,951

INCOME (LOSS) BEFORE INCOME TAXES	30,257	(2,772)	82,714	45,725

Income taxes	5,226	(25,744)	9,633	(22,942)

NET INCOME	$25,031	$22,972	$73,081	$68,667

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES
Net income	$73,081	$68,667
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	163,069	133,877
Deferred income taxes, investment tax credits, and non-current taxes accrued	(2,426)	14,159
Changes in assets and liabilities:
Receivables	(7,456)	20,806
Accounts payable	2,935	22,637
Prepaid taxes and taxes accrued	14,579	(1,017)
Interest accrued	(1,478)	2,311
Other working capital accounts	3,411	(52,524)
Other regulatory assets	(9,121)	(4,773)
Other regulatory liabilities	90,118	(36,119)
Pension and other postretirement liabilities	(5,013)	(11,629)
Other assets and liabilities	(97,024)	(24,839)
Net cash flow provided by operating activities	224,675	131,556

INVESTING ACTIVITIES
Construction expenditures	(92,228)	(166,458)
Allowance for equity funds used during construction	5,518	7,032
Nuclear fuel purchases	(2,046)	(110,485)
Proceeds from the sale of nuclear fuel	26,272	12,867
Proceeds from nuclear decommissioning trust fund sales	348,606	357,209
Investment in nuclear decommissioning trust funds	(362,573)	(365,040)
Changes in money pool receivable - net	92,347	95,302
Net cash flow provided by (used in) investing activities	15,896	(169,573)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,007,775	211,985
Retirement of long-term debt	(1,069,206)	(124,304)
Changes in short-term borrowings - net	—	(17,830)
Common stock dividends and distributions	(110,500)	(64,480)
Net cash flow provided by (used in) financing activities	(171,931)	5,371

Net increase (decrease) in cash and cash equivalents	68,640	(32,646)
Cash and cash equivalents at beginning of period	95,685	287,187
Cash and cash equivalents at end of period	$164,325	$254,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$21,052	$10,308

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$79	$68
Temporary cash investments	164,246	95,617
Total cash and cash equivalents	164,325	95,685
Accounts receivable:
Associated companies	62,740	148,571
Other	6,330	5,390
Total accounts receivable	69,070	153,961
Materials and supplies - at average cost	111,927	97,225
Deferred nuclear refueling outage costs	20,253	44,424
Prepaid taxes	—	5,415
Prepayments and other	9,040	2,985
TOTAL	374,615	399,695

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,002,261	869,543
TOTAL	1,002,261	869,543

UTILITY PLANT
Electric	5,036,030	5,036,116
Construction work in progress	141,858	70,156
Nuclear fuel	158,745	234,889
TOTAL UTILITY PLANT	5,336,633	5,341,161
Less - accumulated depreciation and amortization	3,273,504	3,212,080
UTILITY PLANT - NET	2,063,129	2,129,081

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	455,492	446,371
Other	3,759	4,124
TOTAL	459,251	450,495

TOTAL ASSETS	$3,899,256	$3,848,814

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2019 and December 31, 2018
(Unaudited)
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$10	$6
Accounts payable:
Associated companies	11,475	11,031
Other	61,391	47,565
Taxes accrued	9,164	—
Interest accrued	11,817	13,295
Current portion of unprotected excess accumulated deferred income taxes	—	4,426
Other	2,829	2,832
TOTAL	96,686	79,155

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	811,875	805,296
Accumulated deferred investment tax credits	37,714	38,673
Regulatory liability for income taxes - net	144,639	158,998
Other regulatory liabilities	490,790	381,887
Decommissioning	922,663	896,000
Pension and other postretirement liabilities	93,626	98,639
Long-term debt	569,991	630,744
Other	31,493	22,224
TOTAL	3,102,791	3,032,461

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2019 and 2018	601,850	601,850
Retained earnings	97,929	135,348
TOTAL	699,779	737,198

TOTAL LIABILITIES AND EQUITY	$3,899,256	$3,848,814

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2017	$658,350	$52,459	$710,809

Net income	—	22,308	22,308
Common stock dividends and distributions	(56,500)	(6,740)	(63,240)
Balance at March 31, 2018	601,850	68,027	669,877

Net income	—	23,387	23,387
Balance at June 30, 2018	601,850	91,414	693,264

Net income	—	22,972	22,972
Common stock dividends and distributions	—	(1,240)	(1,240)
Balance at September 30, 2018	$601,850	$113,146	$714,996

Balance at December 31, 2018	$601,850	$135,348	$737,198

Net income	—	23,578	23,578
Common stock dividends	—	(45,500)	(45,500)
Balance at March 31, 2019	601,850	113,426	715,276

Net income	—	24,472	24,472
Common stock dividends	—	(42,500)	(42,500)
Balance at June 30, 2019	601,850	95,398	697,248

Net income	—	25,031	25,031
Common stock dividends	—	(22,500)	(22,500)
Balance at September 30, 2019	$601,850	$97,929	$699,779

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

7/01/2019-7/31/2019	—	$—	—	$350,052,918
8/01/2019-8/31/2019	—	$—	—	$350,052,918
9/01/2019-9/30/2019	—	$—	—	$350,052,918
Total	—	$—	—

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

Cross-State Air Pollution

In September 2016 the EPA finalized the Cross State Air Pollution Rule Update Rule to address interstate transport for the 2008 ozone NAAQS. Starting in 2017 the final rule requires reductions in summer nitrogen oxides (NOx) emissions. Several states, including Arkansas and Texas, filed a challenge to the Update Rule. In September 2019 the D.C. Circuit upheld the EPA’s underlying approach to the Update Rule but determined that it was inconsistent with the Clean Air Act because it failed to include deadlines consistent with downwind states’ deadlines for attainment. The court remanded the rule to the EPA for further consideration but did not vacate, so the rule remains in effect pending the EPA’s further review. Several petitions for reconsideration are still pending with the EPA, including one concerning whether the emissions budget for Mississippi should be increased.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced in June 2013, the EPA was directed to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In January 2014 the EPA issued the proposed New Source Performance Standards rule for new sources. In June 2014 the EPA issued proposed standards for existing power plants.  Entergy was actively engaged in the rulemaking process and submitted comments to the EPA in December 2014. The EPA issued the final rules for both new and existing sources in August 2015, and they were published in the Federal Register in October

2015. The existing source rule, also called the Clean Power Plan, required states to develop plans for compliance with the EPA’s emission standards. In February 2016 the U.S. Supreme Court issued a stay halting the effectiveness of the rule pending review by the D.C. Circuit and, if applicable, by the U.S. Supreme Court. In March 2017 the current administration issued an executive order entitled “Promoting Energy Independence and Economic Growth” instructing the EPA to review and then to suspend, revise, or rescind the Clean Power Plan, if appropriate. The EPA subsequently asked the D.C. Circuit to hold the challenges to the Clean Power Plan and the greenhouse gas new source performance standards in abeyance and signed a notice of withdrawal of the proposed federal plan, model trading rules, and the Clean Energy Incentive Program. The court placed the litigation in abeyance in April 2017. The EPA Administrator also sent a letter to the affected governors explaining that states are not currently required to meet Clean Power Plan deadlines, some of which have passed. In October 2017 the EPA proposed a new rule that would repeal the Clean Power Plan on the grounds that it exceeds the EPA’s statutory authority under the Clean Air Act. In December 2017 the EPA issued an advanced notice of proposed rulemaking regarding section 111(d), seeking comment on the form and content of a replacement for the Clean Power Plan, if one is promulgated. In July 2019 the EPA released its repeal and replacement of the Clean Power Plan. The Affordable Clean Energy Rule, which applies only to existing coal-fired electric generating units, determines that heat rate improvements are the best system of emission reductions and lists six candidate technologies for consideration by states at each coal unit. The rule provides states discretion in determining how the best system for emission reductions applies to individual units, including through the consideration of technical feasibility and the remaining useful life of the facility. In September 2019 the D.C. Circuit dismissed all of the litigation concerning the Clean Power Plan because that rule has been repealed and replaced by the Affordable Clean Energy Rule. Entergy is evaluating the final Affordable Clean Energy Rule’s impacts on its coal units and will monitor litigation challenging the rule. The EPA also has proposed a revision to the new source performance standard on greenhouse gas emissions that primarily impacts new coal units and, therefore, should not impact Entergy.

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

Steam Electric Effluent Guidelines

The 2015 Steam Electric Effluent Limitations Guidelines (ELG) rule requires, among other things, that there be no discharge of bottom ash transport water. The no-discharge requirement contains no exceptions and could cause compliance problems for Entergy’s coal facilities during heavy storm events and under certain non-routine operational conditions. The ELG rule’s compliance dates currently are delayed while the EPA reconsiders the rule. Additionally, the Fifth Circuit Court of Appeals recently vacated and remanded the provisions of the rule related to legacy wastewater and leachate. A proposed rule revision on bottom ash transport water is expected in the third quarter 2019 which may allow some flexibility for storm events and non-routine operations, with a final rule expected by the end of the year. A separate rulemaking is expected to address the legacy wastewater and leachate issues. Despite the impending rulemaking, Entergy is implementing projects at its White Bluff and Independence plants to convert to zero-discharge systems to comply with the ELG rule and the coal combustion residuals restrictions on impoundments. Additionally, the Nelson 6 facility is implementing operational and maintenance measures to ensure its original zero-discharge design is maintained for compliance.

Item 6.  Exhibits

3(a) -	Amended and Restated Certificate of Formation of Entergy Texas effective August 21, 2019 (3.1 to Form 8-K filed August 21, 2019 in 1-34360).

3(b) -	Statement of Resolution Establishing the Entergy Texas 5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) (3.3 to Form 8-A filed September 4, 2019 in 1-34360).

3(c) -	Amended and Restated Bylaws of Entergy Texas effective August 19, 2019 (3.2 to Form 8-K filed August 21, 2019 in 1-34360).

*4(a) -
Extension Agreement, dated September 13, 2019, to Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Corporation, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent and LC Issuing Bank, MUFG Bank, Ltd., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto.

*4(b) -
Extension Agreement, dated September 13, 2019, to Second Amended and Restated Credit Agreement dated as of September 14, 2018, as supplemented by the Borrower Assumption Agreement of Entergy Arkansas Power, LLC dated as of November 30, 2018, among Entergy Arkansas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto.

*4(c) -
Extension Agreement, dated September 13, 2019, to Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Louisiana, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, Wells Fargo Bank, National Association and BNP Paribas, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto.

*4(d) -
Extension Agreement, dated September 13, 2019, to Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Texas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BNP Paribas, Mizuho Bank, Ltd., and The Bank of Nova Scotia, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto.

4(e) -
First Supplemental Indenture dated as of September 1, 2019, to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.61 to Form 8-K filed September 20, 2019 in 1-34360).

4(f) -
Officer’s Certificate No. 13-B-11 dated September 16, 2019, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.57 to Form 8-K filed September 20, 2019 in 1-34360).

4(g) -	Statement of Resolution Establishing the Entergy Texas 5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) (3.3 to Form 8-A filed September 4, 2019 in 1-34360).

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

**32(a) -	Section 1350 Certification for Entergy Corporation.

**32(b) -	Section 1350 Certification for Entergy Corporation.

**32(c) -	Section 1350 Certification for Entergy Arkansas.

**32(d) -	Section 1350 Certification for Entergy Arkansas.

**32(e) -	Section 1350 Certification for Entergy Louisiana.

**32(f) -	Section 1350 Certification for Entergy Louisiana.

**32(g) -	Section 1350 Certification for Entergy Mississippi.

**32(h) -	Section 1350 Certification for Entergy Mississippi.

**32(i) -	Section 1350 Certification for Entergy New Orleans.

**32(j) -	Section 1350 Certification for Entergy New Orleans.

**32(k) -	Section 1350 Certification for Entergy Texas.

**32(l) -	Section 1350 Certification for Entergy Texas.

**32(m) -	Section 1350 Certification for System Energy.

**32(n) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

*	Filed herewith.
**	Furnished, not filed, herewith.

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

Date:    November 5, 2019