Form 10-K
period 2019-12-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES, INC; ENTERGY ARKANSAS, LLC; ENTERGY MISSISSIPPI, LLC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, LLC
filed 2020-02-21
CIK 65984, 202584, 7323, 66901, 1348952, 1427437, 71508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.

1-11299	ENTERGY CORPORATION	1-35747	ENTERGY NEW ORLEANS, LLC
	(a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000		(a Texas limited liability company) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700
	72-1229752		82-2212934

1-10764	ENTERGY ARKANSAS, LLC	1-34360	ENTERGY TEXAS, INC.
	(a Texas limited liability company) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000		(a Texas corporation) 10055 Grogans Mill Road The Woodlands, Texas 77380 Telephone (409) 981-2000
	83-1918668		61-1435798

1-32718	ENTERGY LOUISIANA, LLC	1-09067	SYSTEM ENERGY RESOURCES, INC.
	(a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000		(an Arkansas corporation) 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000
	47-4469646		72-0752777

1-31508	ENTERGY MISSISSIPPI, LLC
(a Texas limited liability company) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000
83-1950019

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Trading Symbol	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value	ETR	New York Stock Exchange
	Common Stock, $0.01 Par Value	ETR	NYSE Chicago, Inc.

Entergy Arkansas, LLC	Mortgage Bonds, 4.90% Series due December 2052	EAB	New York Stock Exchange
	Mortgage Bonds, 4.75% Series due June 2063	EAE	New York Stock Exchange
	Mortgage Bonds, 4.875% Series due September 2066	EAI	New York Stock Exchange

Entergy Louisiana, LLC	Mortgage Bonds, 5.25% Series due July 2052	ELJ	New York Stock Exchange
	Mortgage Bonds, 4.70% Series due June 2063	ELU	New York Stock Exchange
	Mortgage Bonds, 4.875% Series due September 2066	ELC	New York Stock Exchange

Entergy Mississippi, LLC	Mortgage Bonds, 4.90% Series due October 2066	EMP	New York Stock Exchange

Entergy New Orleans, LLC	Mortgage Bonds, 5.0% Series due December 2052	ENJ	New York Stock Exchange
	Mortgage Bonds, 5.50% Series due April 2066	ENO	New York Stock Exchange

Entergy Texas, Inc.	Mortgage Bonds, 5.625% Series due June 2064	EZT	New York Stock Exchange
	5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share)	ETI/PR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Texas, Inc.	Common Stock, no par value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

	Yes	No

Entergy Corporation	✓
Entergy Arkansas, LLC		✓
Entergy Louisiana, LLC	✓
Entergy Mississippi, LLC		✓
Entergy New Orleans, LLC		✓
Entergy Texas, Inc.	✓
System Energy Resources, Inc.		✓

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes	No

Entergy Corporation		✓
Entergy Arkansas, LLC		✓
Entergy Louisiana, LLC		✓
Entergy Mississippi, LLC		✓
Entergy New Orleans, LLC		✓
Entergy Texas, Inc.		✓
System Energy Resources, Inc.		✓

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

Common Stock Outstanding		Outstanding at January 31, 2020
Entergy Corporation	($0.01 par value)	199,726,738

System Energy Resources, Inc. meets the requirements set forth in General Instruction I(1) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure as allowed in General Instruction I(2).  System Energy Resources, Inc. is reducing its disclosure by not including Part III, Items 10 through 13 in its Form 10-K.

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2019 was $20.5 billion based on the reported last sale price of $102.93 per share for such stock on the New York Stock Exchange on June 28, 2019.  Entergy Corporation is the sole holder of the common stock of Entergy Texas, Inc. and System Energy Resources, Inc.  Entergy Corporation is the direct and indirect holder of the common membership interests of Entergy Utility Holding Company, LLC, which is the sole holder of the common membership interests of Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, and Entergy New Orleans, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 8, 2020, are incorporated by reference into Part III hereof.

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

•
continuing long-term risks and uncertainties associated with the termination of the System Agreement in 2016, including the potential absence of federal authority to resolve certain issues among the Utility operating companies and their retail regulators;

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the benefits of continued MISO participation, the effect of current or projected MISO market rules and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, the MISO-wide base rate of return on equity allowed or any MISO-related charges and credits required by the FERC, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including with respect to retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent return on equity criteria, transmission reliability requirements or market power criteria by the FERC or the U.S. Department of Justice;

•
changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities and nuclear materials and fuel, including with respect to the planned or actual shutdown and sale of each of the nuclear generating facilities owned or operated by Entergy Wholesale Commodities, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

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

•
the effects of changes in federal, state, or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, trade/tariff, domestic purchase requirements, or energy policies;

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

•
variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes, ice storms, or other weather events and the recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance, as well as any related unplanned outages;

•
the risk that an incident at any nuclear generation facility in the U.S. could lead to the assessment of significant retrospective assessments and/or retrospective insurance premiums as a result of Entergy’s participation in a secondary financial protection system, a utility industry mutual insurance company, and industry self-insurance programs;

•	effects of climate change, including the potential for increases in extreme weather events and sea levels or coastal land and wetland loss;

•	changes in the quality and availability of water supplies and the related regulation of water use and diversion;

•
Entergy’s ability to manage its capital projects, including completion of projects timely and within budget and to obtain the anticipated performance or other benefits, and its operation and maintenance costs;

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

•	federal income tax reform, including the Tax Cuts and Jobs Act and its intended and unintended consequences on financial results and future cash flows;

•	the effects of Entergy’s strategies to reduce tax payments, especially in light of federal income tax reform;

•
changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to capital and Entergy’s ability to refinance existing securities, execute share repurchase programs, and fund investments and acquisitions;

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	the effects of litigation and government investigations or proceedings;

v

FORWARD-LOOKING INFORMATION (Concluded)

•
changes in technology, including (i) Entergy’s ability to implement new or emerging technologies, (ii) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management and other measures that reduce load and government policies incentivizing development of the foregoing, and (iii) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;

•
the effects, including increased security costs, of threatened or actual terrorism, cyber-attacks or data security breaches, natural or man-made electromagnetic pulses that affect transmission or generation infrastructure, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•	Entergy’s ability to attract and retain talented management, directors, and employees with specialized skills;

•	Entergy’s ability to attract, retain and manage an appropriately qualified workforce;

•	changes in accounting standards and corporate governance;

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

•
the decision to cease merchant power generation at all Entergy Wholesale Commodities nuclear power plants by mid-2022, including the implementation of the planned shutdowns and sales of Indian Point 2, Indian Point 3, and Palisades;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	the potential for the factors listed herein to lead to the impairment of long-lived assets; and

•	Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to complete strategic transactions that Entergy may undertake.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term

AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update issued by the FASB
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council	Council of the City of New Orleans, Louisiana
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
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
Vermont Yankee
Vermont Yankee Nuclear Power Station (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in December 2014 and was disposed of in January 2019

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

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers. Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below for discussion of the operation and planned shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants.

Following are the percentages of Entergy’s consolidated revenues generated by its operating segments and the percentage of total assets held by them. Net income or loss generated by the operating segments is discussed in the sections that follow.

	% of Revenue			% of Total Assets
Segment	2019	2018	2017	2019	2018	2017
Utility	88	87	85	96	93	92
Entergy Wholesale Commodities	12	13	15	8	11	12
Parent & Other (a)	—	—	—	(4)	(4)	(4)

See Note 13 to the financial statements for further financial information regarding Entergy’s business segments.

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Results of Operations

2019 Compared to 2018

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2019 to 2018 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2018 Consolidated Net Income (Loss)	$1,495,061	($340,641)	($291,865)	$862,555

Operating revenues	43,315	(174,186)	92	(130,779)
Fuel, fuel-related expenses, and gas purchased for resale	(139,200)	20,974	71	(118,155)
Purchased power	(409,276)	(56,596)	(67)	(465,939)
Other regulatory charges (credits)	(327,269)	—	—	(327,269)
Other operation and maintenance	61,199	(130,054)	(5,161)	(74,016)
Asset write-offs, impairments, and related charges	—	(242,294)	—	(242,294)
Taxes other than income taxes	20,826	(17,870)	(1,163)	1,793
Depreciation and amortization	110,580	(1,676)	1,670	110,574
Other income	13,488	382,359	(19,212)	376,635
Interest expense	36,476	(4,244)	2,845	35,077
Other expenses	20,703	42,692	—	63,395
Income taxes	752,182	107,730	7,089	867,001
2019 Consolidated Net Income (Loss)	$1,425,643	$148,870	($316,269)	$1,258,244

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

Results of operations for 2019 include: 1) a loss of $190 million ($156 million net-of-tax) as a result of the sale of the Pilgrim plant in August 2019; 2) a $156 million reduction in income tax expense recognized by Entergy Wholesale Commodities as a result of an internal restructuring; and 3) impairment charges of $100 million ($79 million net-of-tax) due to costs being charged directly to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See Note 3 to the financial statements for further discussion of the internal restructuring. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below for discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet and see Note 14 to the financial statements for further discussion of the impairment and related charges and the sale of the Pilgrim plant.

Results of operations for 2018 include: 1) impairment charges of $532 million ($421 million net-of-tax) due to costs being charged directly to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business; 2) a $170 million reduction of income tax expense and a regulatory liability of $40 million ($30 million net-of-tax) as a result of customer credits recognized by Utility, as a result of an internal restructuring; 3) a $107 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a restructuring of the investment holdings in one of its nuclear plant decommissioning trust funds; 4) a $52 million income tax benefit, recognized by Entergy Louisiana, as a result of the settlement of the 2012-2013 IRS audit, associated with the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing; and 5) a $23 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a state income tax audit. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet and see Note 14 to the financial statements for further discussion of the impairment and related charges. See Notes 2 and 3 to the financial statements for further discussion of the internal restructuring and customer credits. See Note 3 to the financial statements for further discussion of the restructuring of the decommissioning trust fund investment holdings, the IRS audit settlement, and the state income tax audit.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing 2019 to 2018:

Amount
(In Millions)
2018 operating revenues	$9,541
Fuel, rider, and other revenues that do not significantly affect net income	(523)
Return of unprotected excess accumulated deferred income taxes to customers	379
Retail electric price	260
Volume/weather	(73)
2019 operating revenues	$9,584

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In 2019, $262 million was returned to customers through reductions in operating revenues as compared to $641 million in 2018. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to:

•
an increase in formula rate plan revenues effective September 2018 and an interim increase in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for the St. Charles Power Station, each at Entergy Louisiana, as approved by the LPSC;

•	an increase in formula rate plan rates effective with the first billing cycle of January 2019 at Entergy Arkansas, as approved by the APSC;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•	a base rate increase effective October 2018 at Entergy Texas, as approved by the PUCT; and

•
an increase in formula rate plan revenues effective with the first billing cycle of July 2019 and an accrual in the fourth quarter 2019 for the interim capacity rate adjustment to the formula rate plan to recover non-fuel related costs of acquiring the Choctaw Generating Station, each at Entergy Mississippi, as approved by the MPSC.

See Note 2 to the financial statements for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to a decrease of 1,587 GWh, or 1%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $1,469 million for 2018 to $1,295 million for 2019 primarily due to the shutdown of Pilgrim in May 2019 and lower capacity prices, partially offset by higher volume in the remaining Entergy Wholesale Commodities merchant nuclear fleet resulting from fewer outage days.

Following are key performance measures for Entergy Wholesale Commodities for 2019 and 2018:

	2019	2018
Owned capacity (MW) (a)	3,274	3,962
GWh billed	28,088	29,875

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	93%	84%
GWh billed	25,928	27,617
Average energy price ($/MWh)	$39.10	$37.34
Average capacity price ($/kW-month)	$4.25	$6.80
Refueling outage days:
Indian Point 2	—	33
Indian Point 3	29	—
Palisades	—	61

(a)	The reduction in owned capacity is due to the shutdown of the 688 MW Pilgrim plant in May 2019.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $2,501 million for 2018 to $2,563 million for 2019 primarily due to:

•	an increase of $34 million in information technology costs primarily due to higher costs related to applications and infrastructure support, enhanced cyber security, and upgrades and maintenance;

•	an increase of $32 million in spending on initiatives to explore new customer products and services;

•	an increase of $21 million in compensation and benefits costs primarily due to higher incentive-based compensation accruals in 2019 as compared to prior year;

•	a $15 million gain in 2018 from the sale of Entergy Louisiana’s Willow Glen Power Station. See Note 14 to the financial statements for discussion of the sale of Willow Glen;

•
an increase of $12 million in distribution operations and asset management costs primarily due to higher advanced metering customer education costs and higher contract costs for meter reading services; and

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•	an $11 million write-off in 2019 of specific costs related to the potential construction of scrubbers at the White Bluff plant at Entergy Arkansas.

The increase was partially offset by:

•	a decrease of $30 million in nuclear generation expenses primarily due to a lower scope of work performed in 2019 as compared to 2018;

•
the effects of recording in 2019 final judgments to resolve claims in the ANO damages case and the River Bend damages case both against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $17 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation;

•	a decrease of $11 million in energy efficiency costs due to the timing of recovery from customers; and

•
a decrease of $9 million as a result of the deferral in 2019 by Entergy New Orleans of 2018 costs related to its rate case and a system conversion for Algiers customers as a result of the 2018 combined rate case resolution approved by the City Council. See Note 2 to the financial statements for further discussion of the rate case resolution.

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

The increase was partially offset by updated depreciation rates used in calculating Grand Gulf plant depreciation and amortization expenses under the Unit Power Sales Agreement, as approved by the FERC. See Note 2 to the financial statements for further discussion of the Unit Power Sales Agreement proceeding.

Other regulatory charges (credits) include the following significant activity:

•
a regulatory charge recorded in second quarter 2018 to reflect the return of unprotected excess accumulated deferred income taxes per an agreement approved by the MPSC in June 2018 that resulted in a reduction in net utility plant of $127 million. There was no effect on net income as the regulatory charge was offset by a reduction in income tax expense in 2018;

•	regulatory charges of $73 million recorded in 2018 to reflect the effects of regulatory agreements to return the benefits of the lower income tax rate in 2018 to Entergy Louisiana customers; and

•
regulatory charges of $25 million recorded in 2018 to reflect the effects of a provision in the settlement reached in the 2018 rate case proceeding to return the benefits of the lower federal income tax rate in 2018 to Entergy Texas customers.

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

Entergy Wholesale Commodities

Fuel and purchased power expenses decreased from $192 million for 2018 to $157 million for 2019 primarily due to a larger exercise of resupply options in 2018 provided for in purchase power agreements where Entergy Wholesale

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Commodities may elect to supply power from another source when plants are not running.

Other operation and maintenance expenses decreased from $808 million for 2018 to $678 million for 2019 primarily due to:

•
a decrease of $75 million in nuclear generation expenditures primarily due to the absence of other operation and maintenance expenses from the Pilgrim plant, after it was shut down in May 2019 and subsequently sold. See Note 14 to the financial statements for further discussion of the sale of the Pilgrim plant; and

•
a decrease of $44 million in severance and retention expenses. Severance and retention expenses were incurred in 2019 and 2018 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 13 to the financial statements for further discussion of severance and retention expenses resulting from management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet.

Asset write-offs, impairments, and related charges for 2019 include a loss of $190 million ($156 million net-of-tax) as a result of the sale of the Pilgrim plant in August 2019 and impairment charges of $100 million ($79 million net-of-tax) primarily related to nuclear refueling outage spending and expenditures for capital assets. Asset write-offs, impairments, and related charges for 2018 include impairment charges of $532 million ($421 million net-of-tax) related to asset retirement obligation revisions, nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 9 to the financial statements for a discussion of asset retirement obligations. See Note 14 to the financial statements for a discussion of the impairment of long-lived assets and the sale of the Pilgrim plant.

Other income increased primarily due to higher gains on decommissioning trust fund investments. See Notes 15 and 16 to the financial statements for a discussion of decommissioning trust fund investments.

Other expenses increased primarily due to an increase in nuclear refueling outage expenses as a result of the amortization in 2019 of costs associated with a refueling outage at Palisades.

Income Taxes

See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

The effective income tax rate for 2019 was (15.6%). The difference in the effective income tax rate versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, tax differences related to the allowance for equity funds used during construction, recognition of a deferred tax asset associated with a previously unrecognized net operating loss carryover, a charitable tax deduction, and the effects of restructuring transactions within Entergy Wholesale Commodities, partially offset by state income taxes and valuation allowances recorded against deferred tax assets associated with the disposition of Vermont Yankee and the carryover of business interest expense. See Notes 2 and 3 to the financial statements for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements for a discussion of the internal restructuring at Entergy Wholesale Commodities. See Note 14 to the financial statements for a discussion of the tax effects of the Vermont Yankee disposition.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The effective income tax rate for 2018 was 595%. The difference in the effective income tax rate versus the statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes, the tax effects of a restructuring within the Utility, and a restructuring of the investment holdings in one of the Entergy Wholesale Commodities’ nuclear plant decommissioning trusts for which additional tax basis is now recoverable. See Notes 2 and 3 to the financial statements for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements for a discussion of the restructuring.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Entergy’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of results of operations for 2018 compared to 2017.

Income Tax Legislation

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Act). As a result of the Act, Entergy and the Registrant Subsidiaries re-measured their deferred tax assets and liabilities in December 2017 to reflect the reduction in the federal corporate income tax rate from 35% to 21% that was effective January 1, 2018. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017, 2018, and 2019 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

Entergy’s operating cash flows have been and will be reduced by the Act, most significantly over the time that the Registrant Subsidiaries are returning unprotected excess deferred income taxes to customers. Rate base is expected to increase over time as a consequence of the Act as the excess deferred income taxes are returned to customers. Entergy financed its incremental cash requirements as a consequence of the Act through a combination of Registrant Subsidiary debt and Entergy Corporation debt and equity. In June 2018, Entergy Corporation marketed an equity offering of 15.3 million shares of common stock. In lieu of issuing equity at the time of the offering, Entergy entered into forward sale agreements with several counterparties. In December 2018, Entergy physically settled a portion of its obligations under the forward sale agreements by delivering 6.8 million shares of its common stock in exchange for cash proceeds of $500 million. In May 2019, Entergy physically settled its remaining obligations under the forward sale agreements by delivering 8.5 million shares of common stock in exchange for cash proceeds of $608 million. See Note 7 to the financial statements for further discussion of the forward sale agreements.

Entergy Wholesale Commodities Exit from the Merchant Power Business

Entergy Wholesale Commodities includes the ownership of the following nuclear reactors as of December 31, 2019:

	Location	Market	Capacity	Status
Indian Point 2	Buchanan, NY	NYISO	1,028 MW	Planned shutdown in 2020
Indian Point 3	Buchanan, NY	NYISO	1,041 MW	Planned shutdown in 2021
Palisades	Covert, MI	MISO	811 MW	Planned shutdown in 2022

As discussed below, Entergy sold its FitzPatrick plant to Exelon in March 2017, transferred its Vermont Yankee plant to NorthStar in January 2019, and sold its Pilgrim plant to Holtec in August 2019. The Palisades and Indian Point plants are under contract to be sold, subject to certain conditions, after they are shut down. Entergy also sold the Rhode Island State Energy Center, a natural gas-fired combined cycle generating plant, in December 2015.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

These plant sales and contracts to sell are the result of a strategy that Entergy has undertaken to manage and reduce the risk of the Entergy Wholesale Commodities business, which includes taking actions to exit the merchant power business. Management evaluated the challenges for each of the plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs. Changes to current assumptions regarding the operating life of a plant, the decommissioning timeline and process, or the length of time that Entergy will continue to own a plant could result in revisions to the asset retirement obligations and affect compliance with certain NRC minimum financial assurance requirements for meeting obligations to decommission the plants. Increases in the asset retirement obligations are likely to result in an increase in operating expense in the period of a revision. The possibility that a plant may have an operating life shorter than previously assumed could result in the need for additional contributions to decommissioning trust funds, or the posting of parent guarantees, letters of credit, or other surety mechanisms.

Entergy Wholesale Commodities also includes the ownership of two non-operating nuclear facilities, Big Rock Point in Michigan and Indian Point 1 in New York that were acquired when Entergy purchased the Palisades and Indian Point 2 nuclear plants, respectively. These facilities are in various stages of the decommissioning process. Big Rock Point is under contract to be sold with the Palisades plant and Indian Point 1 is under contract to be sold with the Indian Point 2 and Indian Point 3 plants. In addition, Entergy Wholesale Commodities provides operations and management services, including decommissioning-related services, to nuclear power plants owned by non-affiliated entities in the United States. A relatively minor portion of the Entergy Wholesale Commodities business is the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

Shutdown and Disposition of Vermont Yankee

On December 29, 2014, the Vermont Yankee plant ceased power production and entered its decommissioning phase. In November 2016, Entergy entered into an agreement to transfer 100% of the membership interests in Entergy Nuclear Vermont Yankee, LLC to a subsidiary of NorthStar. Entergy Nuclear Vermont Yankee was the owner of the Vermont Yankee plant. The transaction included the transfer of the nuclear decommissioning trust fund and the asset retirement obligation for the spent fuel management and decommissioning of the plant.

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

With the receipt of the NRC and Vermont Public Utility Commission approvals and the resolution among the parties of the significant conditions of the sale, Entergy concluded that as of December 31, 2018 Vermont Yankee was in held for sale status. Entergy accordingly evaluated Vermont Yankee’s asset retirement obligation in light of the terms of the transaction and evaluated the remaining values of the Vermont Yankee assets. These evaluations resulted in an increase in the asset retirement obligation and $173 million of related asset impairment and other charges in the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

fourth quarter 2018. See Note 9 to the financial statements for additional discussion of the asset retirement obligation. See Note 14 to the financial statements for discussion of the closing of the Vermont Yankee transaction.

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

Shutdown and Sale of Pilgrim

In October 2015, Entergy determined that it would close the Pilgrim plant. The decision came after management’s extensive analysis of the economics and operating life of the plant following the NRC’s decision in September 2015 to place the plant in its “multiple/repetitive degraded cornerstone column” (Column 4) of its Reactor Oversight Process Action Matrix. In January 2019 the NRC found that the Pilgrim plant had completed the corrective actions required to address the concerns that led to the plant’s placement in Column 4 and had demonstrated sustained improvement. Pilgrim ceased operations in May 2019. See Note 14 to the financial statements for discussion of the impairment charges associated with the decision to cease operations earlier than expected.

On July 30, 2018, Entergy entered into a purchase and sale agreement with Holtec International to sell to a Holtec subsidiary 100% of the equity interests in Entergy Nuclear Generation Company, LLC, the owner of Pilgrim, for $1,000 (subject to adjustments for net liabilities and other amounts). On August 22, 2019 the NRC approved the transfer of Pilgrim’s facility licenses to Holtec. At that time, hearing requests filed by the Commonwealth of Massachusetts and Pilgrim Watch challenging Holtec’s financial qualifications and the sufficiency of the NRC’s review of the associated environmental impacts of the license transfer were pending with the NRC Commissioners. The NRC approval order included a condition acknowledging the NRC’s longstanding authority to modify, condition, or rescind

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

the license transfer order as a result of any hearing that may be conducted.  On August 26, 2019, as permitted by the August 22 order, Entergy and Holtec closed the transaction. On September 3 and 4, 2019, Pilgrim Watch and Massachusetts each filed with the NRC motions to stay the effectiveness of the August 22 order pending the resolution of the NRC hearing process. On December 17, 2019, the NRC denied the Pilgrim Watch and Massachusetts stay motions. The NRC has not yet ruled on the Pilgrim Watch and Massachusetts hearing requests. In addition, on September 25, 2019, Massachusetts filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit, asking the court to vacate the NRC’s August 22 license transfer approval order and related approvals. On November 6, 2019, the court granted Entergy and Holtec intervenor status in the U.S. Court of Appeals proceeding. On November 22, 2019, Entergy and Holtec filed a motion to dismiss Massachusetts’ petition; the NRC also filed a motion to dismiss on the same date. On January 17, 2020, the States of New York, Connecticut, Illinois, Iowa, Maryland, Michigan, Minnesota, New Jersey, New Mexico, Oregon, Pennsylvania, and Vermont filed a brief as amici curiae in support of Massachusetts’s petition. The court of appeals has not yet ruled on Massachusetts’ initial petition or on the NRC or Entergy/Holtec motions to dismiss. On January 22, 2020, Massachusetts filed a second petition with the D.C. Circuit asking the court to review the NRC’s December 17 order denying its stay motion. On February 12, 2020, the court granted Entergy and Holtec intervenor status in the proceeding on the second petition and consolidated the proceedings for Massachusetts’ two petitions.

The sale of Entergy Nuclear Generation Company, LLC to Holtec included the transfer of the nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. The transaction resulted in a loss of $190 million ($156 million net-of-tax) in 2019. See Note 14 to the financial statements for discussion of the closing of the Pilgrim transaction.

Planned Shutdown and Sale of Indian Point 2 and Indian Point 3

In April 2007, Entergy submitted to the NRC a joint application to renew the operating licenses for Indian Point 2 and Indian Point 3 for an additional 20 years. In January 2017, Entergy reached a settlement with New York State, several State agencies, and Riverkeeper, Inc., under which Indian Point 2 and Indian Point 3 will cease commercial operation by April 30, 2020 and April 30, 2021, respectively, subject to certain conditions, including New York State’s withdrawal of opposition to Indian Point’s license renewals and issuance of contested permits and similar authorizations. Operations may be extended up to four additional years for each unit by mutual agreement of Entergy and New York State based on an exigent reliability need for Indian Point generation. In September 2018 the NRC issued renewed operating licenses for Indian Point 2 through April 2024 and for Indian Point 3 through April 2025. See Note 14 to the financial statements for discussion of the impairment charges associated with the decision to shut down the Indian Point plants.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The transaction is subject to closing conditions, including approval from the NRC. In November 2019, Entergy and Holtec submitted a license transfer application to the NRC. In January 2020 the NRC indicated that the application contained sufficient information for it to conduct its technical review and anticipated that it would complete its review in January 2021. Entergy and Holtec also submitted a petition to the New York State Public Service Commission in November 2019 seeking an order from the New York Public Service Commission disclaiming jurisdiction or abstaining from review of the transaction or, alternatively, approving the transaction. Closing is also conditioned on obtaining from the New York State Department of Environmental Conservation an agreement related to Holtec’s decommissioning plan as being consistent with applicable standards. The transaction closing is targeted for May 2021, following the defueling of Indian Point 3.

As consideration for the transfer to Holtec of its interest in Indian Point, Entergy will receive nominal cash consideration. The Indian Point transaction is expected to result in a loss based on the difference between Entergy’s adjusted net investment in the subsidiaries at closing and the sale price net of any agreed adjustments. As of December 31, 2019, Entergy’s adjusted net investment in the Indian Point units was $240 million. The primary variables in the ultimate loss that Entergy will incur are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing. The terms of the transaction include limitations on withdrawals from the nuclear decommissioning trusts to fund decommissioning activities and controls on how Entergy manages the investment of nuclear decommissioning trust assets between signing and closing; however, the agreement does not require a minimum level of funding in the nuclear decommissioning trusts as a condition to closing.

Planned Shutdown and Sale of Palisades

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

In September 2017 the Michigan Public Service Commission issued an order conditionally approving the PPA amendment transaction, but only granting Consumers Energy recovery of $136.6 million of the $172 million requested early termination payment. As a result, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement. Entergy continues to operate Palisades under the current PPA with Consumers Energy, instead of shutting down in the fall of 2018 as previously planned. Entergy intends to shut down the Palisades nuclear power plant permanently no later than May 31, 2022. As a result of the increase in the expected operating life of the plant, the expected probability-weighted undiscounted net cash flows as of September 30, 2017 exceeded the carrying value of the plant and related assets. Accordingly, nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets incurred at Palisades after September 30, 2017 are no longer charged to expense as incurred, but recorded as assets and depreciated or amortized, subject to the typical periodic impairment reviews prescribed in the accounting rules. See Note 9 to the financial statements for discussion of the associated asset retirement obligation revision, see Note 14 to the financial statements for discussion of the impairment charges associated with the decision to cease operations at Palisades, and see Note 19 to the financial statements for discussion of the updated calculation of the PPA liability amortization.

On July 30, 2018, Entergy entered into a purchase and sale agreement with Holtec International to sell to a Holtec subsidiary 100% of the equity interests in Entergy Nuclear Palisades, LLC, the owner of Palisades and the Big Rock Point Site. The sale of Entergy Nuclear Palisades will include the transfer of the nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. At the closing of the sale transaction, the Holtec

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

subsidiary will pay $1,000 (subject to adjustment for net liabilities and other amounts) for the equity interests in Entergy Nuclear Palisades.

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

Subject to the above conditions, the Palisades transaction is expected to close by the end of 2022. As of December 31, 2019, Entergy’s adjusted net investment in Palisades was $60 million. The primary variables in the ultimate loss or gain that Entergy will incur on the transaction are the values of the nuclear decommissioning trust and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing.

Costs Associated with Exit of the Entergy Wholesale Commodities Business

Entergy incurred approximately $91 million in costs in 2019, $139 million in costs in 2018, and $113 million in costs in 2017 associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business, primarily employee retention and severance expenses and other benefits-related costs, and contracted economic development contributions. Entergy expects to incur employee retention and severance expenses of approximately $75 million in 2020, and a total of approximately $55 million from 2021 through 2022 associated with the exit from the merchant power business. See Note 13 to the financial statements for further discussion of these costs.

Entergy Wholesale Commodities incurred $100 million in 2019, $532 million in 2018, and $538 million in 2017 of impairment charges related to nuclear fuel spending, nuclear refueling outage spending, expenditures for capital assets, and asset retirement obligation revisions. These costs were charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired. See Note 14 to the financial statements for further discussion of these impairment charges.

Liquidity and Capital Resources

This section discusses Entergy’s capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Capital Structure

Entergy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to the settlement of equity forwards in 2019, partially offset by the issuance of long-term debt in 2019. See Note 7 to the financial statements for a discussion of the equity forward sale agreements and Note 5 to the financial statements for a discussion of long-term debt.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

	December 31, 2019	December 31, 2018
Debt to capital	65.5%	66.7%
Effect of excluding securitization bonds	(0.4%)	(0.6%)
Debt to capital, excluding securitization bonds (a)	65.1%	66.1%
Effect of subtracting cash	(0.5%)	(0.6%)
Net debt to net capital, excluding securitization bonds (a)	64.6%	65.5%

(a)
Calculation excludes the Arkansas, Louisiana, New Orleans, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas, respectively.

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund. Net capital consists of capital less cash and cash equivalents. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements. Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Long-term debt, including the currently maturing portion, makes up most of Entergy’s total debt outstanding. Following are Entergy’s long-term debt principal maturities and estimated interest payments as of December 31, 2019. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2019. The amounts below include payments on System Energy’s Grand Gulf sale-leaseback transaction, which are included in long-term debt on the balance sheet.

Long-term debt maturities and estimated interest payments	2020	2021	2022	2023-2024	after 2024
	(In Millions)
Utility	$1,100	$1,889	$1,034	$3,451	$18,836
Entergy Wholesale Commodities	5	144	—	—	—
Parent and Other	531	65	703	511	788
Total	$1,636	$2,098	$1,737	$3,962	$19,624

Note 5 to the financial statements provides more detail concerning long-term debt outstanding.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2024. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate for the year ended December 31, 2019 was 3.77% on the drawn portion of the facility.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

As of December 31, 2019, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$440	$6	$3,054

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of December 31, 2019, Entergy Corporation had $1.947 billion of commercial paper outstanding. The weighted-average interest rate for the year ended December 31, 2019 was 2.71%.

Finance lease obligations are a minimal part of Entergy’s overall capital structure. Following are Entergy’s payment obligations under those leases.

	2020	2021	2022	2023-2024	after 2024
	(In Millions)
Finance lease payments	$14	$12	$11	$19	$20

Leases are discussed in Note 10 to the financial statements.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2019 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2019	Letters of Credit Outstanding as of December 31, 2019
Entergy Arkansas	April 2020	$20 million (b)	2.92%	—	—
Entergy Arkansas	September 2024	$150 million (c)	2.92%	—	—
Entergy Louisiana	September 2024	$350 million (c)	2.92%	—	—
Entergy Mississippi	May 2020	$10 million (d)	3.30%	—	—
Entergy Mississippi	May 2020	$35 million (d)	3.30%	—	—
Entergy Mississippi	May 2020	$37.5 million (d)	3.30%	—	—
Entergy New Orleans	November 2021	$25 million (c)	2.92%	$20 million	$0.8 million
Entergy Texas	September 2024	$150 million (c)	3.30%	—	$1.3 million

(a)	The interest rate is the estimated interest rate as of December 31, 2019 that would have been applied to outstanding borrowings under the facility.

(b)	Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2019:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2019
Entergy Arkansas	$25 million	0.70%	$1 million
Entergy Louisiana	$125 million	0.70%	$12.3 million
Entergy Mississippi	$64 million	0.70%	$1.8 million (a)
Entergy New Orleans	$15 million	1.00%	$5.6 million
Entergy Texas	$50 million	0.70%	$12.1 million

(a)
As of December 31, 2019, letters of credit posted with MISO covered financial transmission right exposure of $0.2 million for Entergy Mississippi. See Note 15 to the financial statements for discussion of financial transmission rights.

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Vermont Yankee Asset Retirement Management, LLC, Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2021. As of December 31, 2019, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the year ended December 31, 2019 was 3.93% on the drawn portion of the facility. See Note 14 to the financial statements for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy’s guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy’s financial condition, results of operations, or cash flows. Following are Entergy’s payment obligations as of December 31, 2019 on non-cancelable operating leases with a term over one year:

	2020	2021	2022	2023-2024	after 2024
	(In Millions)
Operating lease payments	$62	$56	$48	$68	$29

Leases are discussed in Note 10 to the financial statements.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Summary of Contractual Obligations of Consolidated Entities

Contractual Obligations	2020	2021-2022	2023-2024	after 2024	Total
	(In Millions)
Long-term debt (a)	$1,636	$3,835	$3,962	$19,624	$29,057
Finance lease payments (b)	$14	$23	$19	$20	$76
Operating leases (b) (c)	$62	$104	$68	$29	$263
Purchase obligations (d)	$1,371	$2,228	$1,863	$4,326	$9,788

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Lease obligations are discussed in Note 10 to the financial statements.

(c)	Does not include power purchase agreements that are accounted for as leases that are included in purchase obligations.

(d)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. Almost all of the total are fuel and purchased power obligations.

In addition to the contractual obligations stated above, Entergy currently expects to contribute approximately $216.3 million to its pension plans and approximately $49.1 million to other postretirement plans in 2020, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy has $1,542 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy’s planned construction and other capital investments by operating segment for 2020 through 2022.

Planned construction and capital investments	2020	2021	2022
	(In Millions)
Utility:
Generation	$1,410	$1,475	$1,355
Transmission	955	820	630
Distribution	880	690	620
Utility Support	865	925	1,025
Total	4,110	3,910	3,630
Entergy Wholesale Commodities	35	10	5
Total	$4,145	$3,920	$3,635

Planned construction and capital investments refer to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth. In addition to routine capital projects, they also refer to amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following types of construction and capital investments:

•	Investments, including the Lake Charles Power Station, Washington Parish Energy Center, Sunflower Solar

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Facility, New Orleans Power Station, Montgomery County Power Station, and Searcy Solar Facility, each discussed below, and potential construction of additional generation.

•	Investments in Entergy’s Utility nuclear fleet.

•	Transmission spending to enhance reliability, reduce congestion, and enable economic growth.

•	Distribution spending to enhance reliability and improve service to customers, including investment to support advanced metering.

•	Entergy Wholesale Commodities investments such as component replacements, software and security, and dry cask storage.

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

Washington Parish Energy Center

    In April 2017, Entergy Louisiana signed an agreement with a subsidiary of Calpine Corporation for the construction and purchase of a peaking plant. Calpine will construct the plant, which will consist of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 361 MW. The plant, named the Washington Parish Energy Center, will be located in Bogalusa, Louisiana. Subject to regulatory approvals, Entergy Louisiana will purchase the plant once it is complete for an estimated total investment of approximately $261 million, including transmission and other related costs. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. In April 2018 the parties reached a settlement recommending certification and cost recovery through the additional capacity mechanism of the formula rate plan, consistent with prior LPSC precedent with respect to the certification and recovery of plants previously acquired by Entergy Louisiana. The LPSC issued an order approving the settlement in May 2018. Construction is in progress and commercial operation is expected to occur by the end of 2020.

Sunflower Solar Facility

    In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

agencies.  The project will be built by Sunflower County Solar Project, LLC, a sub-subsidiary of Recurrent Energy, LLC. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  In December 2018, Entergy Mississippi filed a joint petition with Sunflower Solar Project at the MPSC for Sunflower Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility.  In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism. The MPSC must approve recovery through the interim capacity rate adjustment for each new resource. In August 2019 consultants retained by the Mississippi Public Utilities Staff filed a report expressing concerns regarding the project economics and recommended that, should the MPSC wish to approve the project, Entergy Mississippi should be required to guarantee the energy output of the unit. Entergy Mississippi and the Staff are engaged in settlement discussions to address these concerns.  A hearing before the MPSC is targeted to occur by the second quarter of 2020. Closing is expected to occur by the end of 2021.

New Orleans Power Station

In March 2018 the City Council adopted a resolution approving construction of the New Orleans Power Station, a 128 MW unit composed of natural gas-fired reciprocating engines, and a related cost recovery plan. The cost estimate for the plant, which will be located at the site of the Michoud generating facility that was retired in May 2016, is $210 million. Entergy New Orleans had previously filed an application with the City Council seeking a public interest determination and authorization to construct a 226 MW advanced combustion turbine power station. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine power station, or alternatively, the 128 MW power station. In addition, the application renewed the commitment to pursue up to 100 MW of renewable resources to serve New Orleans.

In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law. In May 2018 the City Council announced that it would initiate an investigation into allegations that Entergy New Orleans, Entergy, or some other entity paid or participated in paying certain attendees and speakers in support of the New Orleans Power Station to attend or speak at certain meetings organized by the City Council. In October 2018 investigators for the City Council released their report, concluding that individuals were paid to attend or speak in support of the New Orleans Power Station and that Entergy New Orleans “knew or should have known that such conduct occurred or reasonably might occur.”  The City Council issued a resolution requiring Entergy New Orleans to show cause why it should not be fined $5 million as a result of the findings in the report. In November 2018, Entergy New Orleans submitted its response to the show cause resolution, disagreeing with certain characterizations and omissions of fact in the report and asserting that the City Council could not legally impose the proposed fine.  Simultaneous with the filing of its response to the show cause resolution, Entergy New Orleans sent a letter to the City Council re-asserting that the City Council’s imposition of the proposed fine would be unlawful, but acknowledging that the actions of a subcontractor, which was retained by an Entergy New Orleans contractor without the knowledge or contractually-required consent of Entergy New Orleans, were contrary to Entergy’s values.  In that letter, Entergy New Orleans offered to donate $5 million to the City Council to resolve the show cause proceeding.  In January 2019, Entergy New Orleans submitted a new settlement proposal to the City Council. The proposal retains the components of the first offer but adds to it a commitment to make reasonable efforts to limit the costs of the project to the $210 million cost estimate with advanced notification of anticipated cost overruns, additional reporting requirements for cost and environmental items, and a commitment regarding reliability investment and to work with the New Orleans Sewerage and Water Board to provide a reliable source of power. In February 2019 the City Council approved a resolution approving the settlement proposal and allowing the construction of the New Orleans Power Station to commence.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Also in February 2019 certain intervenors in the City Council proceeding on the New Orleans Power Station filed suit in Louisiana state court challenging the Louisiana Department of Environmental Quality’s issuance of the New Orleans Power Station’s air permit. Entergy New Orleans intervened in that lawsuit and, along with the Louisiana Department of Environmental Quality, filed exceptions seeking dismissal of the lawsuit. In June 2019 the state court judge sustained the exceptions and dismissed the plaintiffs’ petition with prejudice.

Also in June 2019, a state court judge in New Orleans affirmed the City Council’s approval of the New Orleans Power Station and dismissed the petition for judicial review that had been filed in April 2018. The petitioners have filed an appeal of that ruling. Also in June 2019, with regard to the lawsuit challenging the City Council’s decision on the basis of a violation of the open meetings law, the same state court judge in New Orleans ruled that there was a violation of the open meetings law at the February 2018 meeting of the City Council’s Utility Committee at which that Committee considered the New Orleans Power Station approval, and further ruled that, although there was no violation of the open meetings law at the March 2018 full City Council meeting at which the New Orleans Power Station was approved, both the approval of the Utility Committee and the approval of the full City Council were void. The City Council and Entergy New Orleans each filed a suspensive appeal of the open meetings law ruling. A suspensive appeal suspends the effect of the judgment in the open meetings law proceeding while the appeal is being taken. The petitioners sought in the state appellate court, and then at the Louisiana Supreme Court, to terminate the suspension of the effect of the judgment, but both courts declined to do so. Appellate briefing on the merits both in the open meetings law appeal and in the judicial review appeal occurred in November and December 2019 and oral argument in both cases was heard in January 2020. In February 2020 the state appellate court reversed the lower court’s ruling that the City Council’s approval of the New Orleans Power Station was void due to a violation of the open meetings law at the City Council’s Utility Committee meeting in February 2018.  The state appellate court ruled that there was no violation of the open meetings law at the full City Council meeting in March 2018 and that the lower court erred in voiding the City Council resolution approving the New Orleans Power Station.  The appellate court’s decision on the appeal of the judicial review decision that affirmed the City Council’s approval of the New Orleans Power Station as in the public interest is still pending. Construction of the plant is on schedule, with commercial operation expected in mid-2020.

Montgomery County Power Station

    In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal 993 MW combined-cycle generating unit in Willis, Texas, on land adjacent to the existing Lewis Creek plant. The current estimated cost of the Montgomery County Power Station is $937 million, including approximately $111 million of transmission interconnection and network upgrades and other related costs. The independent monitor, who oversaw the request for proposal process, filed testimony and a report affirming that the Montgomery County Power Station was selected through an objective and fair request for proposal process that showed no undue preference to any proposal. In June 2017 parties to the proceeding filed an unopposed stipulation and settlement agreement. The stipulation contemplates that Entergy Texas’s level of cost-recovery for generation construction costs for Montgomery County Power Station is capped at $831 million, subject to certain exclusions such as force majeure events. Transmission interconnection and network upgrades and other related costs are not subject to the $831 million cap. In July 2017 the PUCT approved the stipulation. Subject to the timely receipt of other permits and approvals, commercial operation is estimated to occur by mid-2021.

Searcy Solar Facility

In March 2019, Entergy Arkansas announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar energy facility that will be sited on approximately 800 acres in White County near Searcy, Arkansas.  The purchase is contingent upon, among other things, obtaining necessary approvals from applicable federal and state regulatory and permitting agencies.  The project will be constructed by a subsidiary of NextEra Energy Resources.  Entergy Arkansas will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  Closing is expected to occur by the end of 2021. In May 2019, Entergy Arkansas filed

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

a petition with the APSC seeking a finding that the transaction is in the public interest and requesting all necessary approvals. In September 2019 other parties filed testimony largely supporting the resource acquisition but disputing Entergy Arkansas’s proposed method of cost recovery. Entergy Arkansas filed its rebuttal testimony in October 2019. In February 2020, Entergy Arkansas, the Attorney General, and the APSC general staff filed a partial settlement agreement asking the APSC to approve, based on the record in the proceeding, all issues except certain issues that are submitted to the APSC for determination.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities. At its January 2020 meeting, the Board declared a dividend of $0.93 per share. Entergy paid $712 million in 2019, $648 million in 2018, and $629 million in 2017 in cash dividends on its common stock.

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

In addition to the authority to fund grant exercises, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. As of December 31, 2019, $350 million of authority remains under the $500 million share repurchase program. The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Sources of Capital

Entergy’s sources to meet its capital requirements and to fund potential investments include:

•	internally generated funds;

•	cash on hand ($426 million as of December 31, 2019);

•	debt and equity issuances in the capital markets;

•	bank financing under new or existing facilities or commercial paper; and

•	sales of assets.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future. Entergy Corporation expects to finance up to 10% of the amount of the Utility’s capital expenditure plans through equity issuances in the capital markets.

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

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy. The City Council has concurrent jurisdiction over Entergy New Orleans’s securities issuances with maturities longer

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

than one year. The APSC has concurrent jurisdiction over Entergy Arkansas’s issuances of securities secured by Arkansas property, including first mortgage bond issuances. No regulatory approvals are necessary for Entergy Corporation to issue securities. The current FERC-authorized short-term borrowing limits and long-term borrowing limits for Entergy New Orleans are effective through October 2021. The current FERC-authorized short-term borrowing limits and long-term financing authorization for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy are effective through November 2020. Entergy Arkansas has obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2020. Entergy New Orleans also has obtained long-term financing authorization from the City Council that extends through October 2021. Entergy Arkansas, Entergy Louisiana, and System Energy each have obtained long-term financing authorization from the FERC that extends through November 2020 for issuances by the nuclear fuel company variable interest entities. In addition to borrowings from commercial banks, the Registrant Subsidiaries may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements. The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce Entergy’s subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. See Notes 4 and 5 to the financial statements for further discussion of Entergy’s borrowing limits, authorizations, and amounts outstanding.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
	(In Millions)
Cash and cash equivalents at beginning of period	$481	$781	$1,188

Net cash provided by (used in):
Operating activities	2,817	2,385	2,624
Investing activities	(4,510)	(4,106)	(3,841)
Financing activities	1,638	1,421	810
Net decrease in cash and cash equivalents	(55)	(300)	(407)

Cash and cash equivalents at end of period	$426	$481	$781

2019 Compared to 2018

Operating Activities

Net cash flow provided by operating activities increased by $432 million in 2019 primarily due to:

•
the decrease in the return of unprotected excess accumulated deferred income taxes to Utility customers. See Note 2 to the financial statements for a discussion of the regulatory activity regarding the Tax Cuts and Jobs Act;

•
an increase due to the timing of recovery of fuel and purchased power costs in 2019 as compared to the prior year. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery;

•	an increase of $109 million due to Vermont Yankee decommissioning spending in 2018, partially offset by Pilgrim decommissioning spending in 2019; and

•	a decrease of $87 million in spending on nuclear refueling outages in 2019 as compared to the prior year.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by:

•
an increase of $98 million in severance and retention payments in 2019 as compared to prior year. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business; and

•	lower Entergy Wholesale Commodities revenues in 2019.

Investing Activities

Net cash flow used in investing activities increased by $404 million in 2019 primarily due to:

•	an increase of $334 million in construction expenditures in the Utility business, as discussed below;

•
the purchase of the Choctaw Generating Station in October 2019 for approximately $305 million. See Note 14 to the financial statements for further discussion of the Choctaw Generating Station purchase; and

•
a decrease of $57 million in proceeds received from the DOE in 2019 as compared to the prior year resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

The increase was partially offset by:

•
a decrease of $174 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
a decrease of $85 million primarily due to changes in collateral posted to provide credit support to secure its obligations under agreements to sell power produced by Entergy Wholesale Commodities’ power plants.

The increase in construction expenditures in the Utility business is primarily due to:

•	an increase of $211 million in transmission construction expenditures due to a higher scope of work performed in 2019 on various projects;

•	an increase of $188 million primarily due to investment in the infrastructure of the distribution system, including increased spending on advanced metering infrastructure; and

•	an increase of $91 million in storm spending in 2019.

The increase in construction expenditures in the Utility business was partially offset by:

•
a decrease of $62 million in fossil-fueled generation construction expenditures primarily due to lower spending in 2019 on self-build projects in the Utility business and a lower scope of work performed in 2019 on various projects;

•	a decrease of $39 million in nuclear construction expenditures primarily due to lower spending in 2019 on various nuclear projects; and

•	a decrease of $33 million in information technology capital expenditures primarily due to lower spending in 2019 on critical infrastructure protection.

Financing Activities

Net cash flow provided by financing activities increased by $217 million in 2019 primarily due to:

•	long-term debt activity providing approximately $1,685 million of cash in 2019 compared to providing approximately $1,070 million in 2018;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•	net repayments of short-term borrowings of $111 million in 2018 by the nuclear fuel company variable interest entities; and

•
an increase of $108 million in proceeds from the issuance of common stock as a result of the settlement of equity forwards in 2019 and 2018. See Note 7 to the financial statements for discussion of the equity forward sale agreements.

The increase was partially offset by:

•	a decrease of $471 million in net issuances of commercial paper in 2019 compared to 2018;

•	an increase of $64 million in common stock dividends paid as a result of an increase in the shares outstanding and an increase in the dividend paid in 2019 compared to 2018; and

•
the issuance of $35 million aggregate liquidation value 5.375% Series A preferred stock in 2019 by Entergy Texas compared to the issuance of $73 million aggregate liquidation value 6.75% Series C preferred membership interests in 2018 by Entergy Utility Holding Company.

For the details of Entergy’s commercial paper program and the nuclear fuel company variable interest entities’ short-term borrowings, see Note 4 to the financial statements. See Note 5 to the financial statements for details of long-term debt.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow Activity” in Entergy’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of operating, investing, and financing cash flow activities for 2018 compared to 2017.

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

Company	Authorized Return on Common Equity

Entergy Arkansas	9.25% - 10.25%
Entergy Louisiana	9.2% - 10.4% Electric; 9.45% - 10.45% Gas
Entergy Mississippi	9.33% - 11.35%
Entergy New Orleans	8.85% - 9.85%
Entergy Texas	9.65%

The Utility operating companies’ base rate, fuel and purchased power cost recovery, and storm cost recovery proceedings are discussed in Note 2 to the financial statements.

Federal Regulation

The FERC regulates wholesale sales of electricity rates and interstate transmission of electricity, including rates for System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana,

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. The current return on equity and capital structure of System Energy are currently the subject of complaints filed by certain of the operating companies’ retail regulators. The current return on equity under the Unit Power Sales Agreement is 10.94%. Prior to each operating company’s termination of participation in the System Agreement (Entergy Arkansas in December 2013, Entergy Mississippi in November 2015, and Entergy Louisiana, Entergy New Orleans, and Entergy Texas each in August 2016), the Utility operating companies engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which was a rate schedule approved by the FERC. Certain of the Utility operating companies’ retail regulators are pursuing litigation involving the System Agreement at the FERC and in federal courts. See Note 2 to the financial statements for discussion of the System Agreement proceedings, the complaints filed with the FERC challenging System Energy’s return on equity, and the amendments to the Unit Power Sales Agreement approved by the FERC in 2018.

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

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both. In addition to its forward physical power

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

contracts, Entergy Wholesale Commodities may also use a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk. The sensitivities may not reflect the total maximum upside potential from higher market prices. The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation. Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of December 31, 2019.

Entergy Wholesale Commodities Nuclear Portfolio

	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	97%	92%	66%
Planned generation (TWh) (c) (d)	17.8	9.6	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of December 31, 2019	$41.3	$56.6	$58.8

Capacity
Percent of capacity sold forward (e):
Bundled capacity and energy contracts (f)	37%	68%	97%
Capacity contracts (g)	32%	—%	—%
Total	69%	68%	97%
Planned net MW in operation (average) (d)	2,195	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$2.8	$—	$—

Total Energy and Capacity Revenues (h)
Expected sold and market total revenue per MWh	$44.3	$54.3	$46.6
Sensitivity: -/+ $10 per MWh market price change	$44.1 - $44.5	$53.5 - $55.1	$43.2 - $50.1

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

(h)
Includes assumptions on converting a portion of the portfolio to contracted with fixed price and excludes non-cash revenue from the amortization of the Palisades below-market purchased power agreement, mark-to-market activity, and service revenues.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $4 million in 2020 and would have had a corresponding effect on pre-tax income of $6 million in 2019. A negative $10 per MWh change in the annual average energy price in the markets based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($4) million in 2020 and would have had a corresponding effect on pre-tax income of ($6) million in 2019.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At December 31, 2019, based on power prices at that time, Entergy had liquidity exposure of $78 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $19 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2019, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements. As of December 31, 2019, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $90 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of December 31, 2019, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

Entergy’s Utility and Entergy Wholesale Commodities businesses include the ownership and operation of nuclear generating plants and are, therefore, subject to the risks related to such ownership and operation. These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, to position Entergy’s nuclear fleet to meet its operational goals, including the financial requirements to address emerging issues like stress corrosion cracking of certain materials within the plant systems and the Fukushima event; the implementation of plans to exit the Entergy Wholesale Commodities merchant power business by 2022 and the post-shutdown decommissioning of these plants; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license renewal and amendments, and decommissioning; the performance and capacity factors of these nuclear plants; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts and types of insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, and “multiple/repetitive degraded cornerstone column,” or Column 4. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Nuclear generating plants owned and operated by Entergy’s Utility and Entergy Wholesale Commodities businesses are currently in Column 1.

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

•
Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant’s retirement must be estimated for those plants that do not have an announced shutdown date. The estimate may include assumptions regarding the possibility that the plant may have an operating life shorter than the operating license expiration. Second, an assumption must be made regarding whether all decommissioning activity will proceed immediately upon plant retirement, or whether the plant will be placed in SAFSTOR status. SAFSTOR is decommissioning a facility by placing it in a safe, stable condition that is maintained until it is subsequently decontaminated and dismantled to levels that permit license termination, normally within 60 years from permanent cessation of operations. A change of assumption regarding either the period of continued operation, the use of a SAFSTOR period, or whether Entergy will continue to hold the plant or the plant is held for sale can change the present value of the asset retirement obligation.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

cost estimates for spent fuel storage. These estimates could change in the future, however, based on the expected timing of when the DOE begins to fulfill its obligation to receive and store spent nuclear fuel. See Note 8 to the financial statements for further discussion of Entergy’s spent nuclear fuel litigation.

•
Technology and Regulation - Over the past several years, more practical experience with the actual decommissioning of nuclear facilities has been gained and that experience has been incorporated into Entergy’s current decommissioning cost estimates. Given the long duration of decommissioning projects, additional experience, including technological advancements in decommissioning, could be gained and affect current cost estimates. In addition, if regulations regarding nuclear decommissioning were to change, this could affect cost estimates.

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

Impairment of Long-lived Assets and Trust Fund Investments

Entergy has significant investments in long-lived assets in both of its operating segments, and Entergy evaluates

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

these assets against the market economics and under the accounting rules for impairment when there are indications that an impairment may exist. This evaluation involves a significant degree of estimation and uncertainty. In the Entergy Wholesale Commodities business, Entergy’s investments in merchant generation assets are subject to impairment if adverse market or regulatory conditions arise, particularly if it leads to a decision or an expectation that Entergy will operate or own a plant for a shorter period than previously expected; if there is a significant adverse change in the physical condition of a plant; or, if capital investment in a plant significantly exceeds previously-expected amounts.

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

Entergy evaluates the available-for-sale debt securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary-impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. Effective January 1, 2018 with the adoption of ASU 2016-01, unrealized losses and gains on investments in equity securities held by Entergy Wholesale Commodities’ nuclear decommissioning trust funds are recorded in earnings as they occur. See Note 16 to the financial statements for details on the decommissioning trust funds.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

In 2017, Entergy confirmed its liability-driven investment strategy for its pension assets, which recommended that the target asset allocation adjust dynamically over time, based on the funded status of the plan, to an ultimate allocation of 35% equity securities and 65% fixed income securities. The ultimate asset allocation is expected to be attained when the plan is 100% funded. The target pension asset allocation for 2019 was 58% equity and 42% fixed income securities.

In 2017, Entergy implemented a new asset allocation strategy for its non-taxable and taxable other postretirement assets, based on the funded status of each sub-account within each trust. The new strategy no longer focuses on targeting an overall asset allocation for each trust, but rather a target asset allocation for each sub-account within each trust that adjusts dynamically based on the funded status. The 2019 weighted average target postretirement asset allocation is 45% equity and 55% fixed income securities. See Note 11 to the financial statements for discussion of the current asset allocations for Entergy’s pension and other postretirement assets.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Sensitivities

The estimated 2020 and actual 2019 qualified pension and other postretirement costs and related underlying assumptions and sensitivities are shown below:

Costs	Estimated 2020	2019
	(In millions)
Qualified pension cost	$339.5	$277.0 (a)
Other postretirement income	($2.2)	($5.6)

Assumptions	2020	2019
Discount rates
Qualified pension
Service cost	3.42%	4.57%
Interest cost	2.99%	4.15%

Other postretirement
Service cost	3.48%	4.62%
Interest cost	2.79%	4.01%

Expected long-term rates of return
Qualified pension assets	7.00%	7.25%
Other postretirement - non-taxable assets	6.25% - 7.00%	6.50% - 7.25%
Other postretirement - taxable assets - after tax rate	5.25%	5.50%

Weighted-average rate of increase in future compensation	3.98% - 4.40%	3.98%

Assumed health care cost trend rates
Pre-65 retirees	6.13%	6.59%
Post-65 retirees	6.25%	7.15%
Ultimate rate	4.75%	4.75%
Year ultimate rate is reached and beyond
Pre-65 retirees	2027	2027
Post-65 retirees	2027	2026

(a)	In 2019, qualified pension cost included settlement charges of $23.5 million.

Actual asset returns have an effect on Entergy’s qualified pension and other postretirement costs. In 2019, Entergy’s actual average annual return on qualified pension assets was approximately 21% and for other postretirement assets was approximately 17%, as compared with the 2019 expected long-term rates of return discussed above.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of qualified pension cost and qualified pension projected benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2020 Qualified Pension Cost	Impact on 2019 Qualified Projected Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$23	$237
Rate of return on plan assets	(0.25%)	$15	$—
Rate of increase in compensation	0.25%	$8	$41

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2020 Postretirement Benefit Cost	Impact on 2019 Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$2	$37
Health care cost trend	0.25%	$3	$26

Each fluctuation above assumes that the other components of the calculation are held constant.

Accounting Mechanisms

In accordance with pension accounting standards, Entergy utilizes a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. Additionally, accounting standards allow for the deferral of prior service costs/credits arising from plan amendments that attribute an increase or decrease in benefits to employee service in prior periods. Prior service costs/credits are then amortized into expense over the average future working life of active employees. Certain decisions, including workforce reductions, plan amendments, and plant shutdowns may significantly reduce the expense amortization period and result in immediate recognition of certain previously-deferred costs and gains/losses in the form of curtailment gains or losses. Similarly, payments made to settle benefit obligations, including lump sum benefit payments, can also result in accelerated recognition in the form of settlement losses or gains.

Entergy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the long-term expected rate of return on assets by the market-related value (MRV) of plan assets. In general, Entergy determines the MRV of its pension plan assets by calculating a value that uses a 20-quarter phase-in of the difference between actual and expected returns and for its other postretirement benefit plan assets Entergy uses fair value.

Accounting standards require an employer to recognize in its balance sheet the funded status of its benefit plans. See Note 11 to the financial statements for a further discussion of Entergy’s funded status.

Employer Contributions

Entergy contributed $399.4 million to its qualified pension plans in 2019. Entergy estimates pension contributions will be approximately $216.3 million in 2020; although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020.

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

Entergy contributed $46.6 million to its postretirement plans in 2019 and plans to contribute $49.1 million in 2020.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy Corporation’s internal control over financial reporting as of December 31, 2019.

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

Based on management’s assessment of internal controls using the 2013 COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2019. Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy’s and each of the Registrant Subsidiaries’ financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

LEO P. DENAULT Chairman of the Board and Chief Executive Officer of Entergy Corporation
ANDREW S. MARSH
Executive Vice President and Chief Financial Officer of Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.

LAURA R. LANDREAUX Chair of the Board, President, and Chief Executive Officer of Entergy Arkansas, LLC	PHILLIP R. MAY, JR. Chairman of the Board, President, and Chief Executive Officer of Entergy Louisiana, LLC
HALEY R. FISACKERLY Chairman of the Board, President, and Chief Executive Officer of Entergy Mississippi, LLC	DAVID D. ELLIS Chairman of the Board, President, and Chief Executive Officer of Entergy New Orleans, LLC
SALLIE T. RAINER Chair of the Board, President, and Chief Executive Officer of Entergy Texas, Inc.	RODERICK K. WEST Chairman of the Board, President, and Chief Executive Officer of System Energy Resources, Inc.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2019	2018	2017	2016	2015
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$10,878,673	$11,009,452	$11,074,481	$10,845,645	$11,513,251
Net income (loss)	$1,258,244	$862,555	$425,353	($564,503)	($156,734)
Earnings (loss) per share:
Basic	$6.36	$4.68	$2.29	($3.26)	($0.99)
Diluted	$6.30	$4.63	$2.28	($3.26)	($0.99)
Dividends declared per share	$3.66	$3.58	$3.50	$3.42	$3.34
Return on common equity	13.02%	10.08%	5.12%	(6.73%)	(1.83%)
Book value per share, year-end	$51.34	$46.78	$44.28	$45.12	$51.89
Total assets	$51,723,912	$48,275,066	$46,707,149	$45,904,434	$44,647,681
Long-term obligations (a)	$17,351,449	$15,758,083	$14,535,077	$14,695,422	$13,456,742

(a) Includes long-term debt (excluding currently maturing debt), non-current finance lease obligations, and subsidiary preferred stock without sinking fund that is not presented as equity on the balance sheet.

	2019	2018	2017	2016	2015
	(Dollars In Millions)

Utility electric operating revenues:
Residential	$3,532	$3,566	$3,355	$3,288	$3,518
Commercial	2,476	2,426	2,480	2,362	2,516
Industrial	2,541	2,499	2,584	2,327	2,462
Governmental	228	226	231	217	223
Total billed retail	8,777	8,717	8,650	8,194	8,719
Sales for resale	286	300	253	236	249
Other	367	367	376	437	341
Total	$9,430	$9,384	$9,279	$8,867	$9,309

Utility billed electric energy sales (GWh):
Residential	36,094	37,107	33,834	35,112	36,068
Commercial	28,755	29,426	28,745	29,197	29,348
Industrial	48,483	48,384	47,769	45,739	44,382
Governmental	2,579	2,581	2,511	2,547	2,514
Total retail	115,911	117,498	112,859	112,595	112,312
Sales for resale	13,210	11,715	11,550	11,054	9,274
Total	129,121	129,213	124,409	123,649	121,586

Entergy Wholesale Commodities:
Operating revenues	$1,295	$1,469	$1,657	$1,850	$2,062
Billed electric energy sales (GWh)	28,088	29,875	30,501	35,881	39,745

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impact of Rate Regulation on the Financial Statements-Entergy Corporation and Subsidiaries-Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Corporation is subject to rate regulation by the Arkansas Public Service Commission, Louisiana Public Service Commission, Mississippi Public Service Commission, City Council of New Orleans, Louisiana, and Public Utility

Commission of Texas (the “Commissions”), which have jurisdiction with respect to the rates of electric companies in Arkansas, Louisiana, Mississippi, Texas, and the City of New Orleans, and to wholesale rate regulation by the Federal Energy Regulatory Commission (FERC). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; income taxes; operating revenues; operation and maintenance expense; and depreciation expense.

The Corporation’s rates are subject to regulatory rate-setting processes and annual earnings oversight. Because the Commissions and the FERC set the rates, the Corporation is allowed to charge customers based on allowable costs, including a reasonable return on equity, and the Corporation applies accounting standards that require the financial statements to reflect the effects of rate regulation, including the recording of regulatory assets and liabilities. The Corporation assesses whether the regulatory assets and regulatory liabilities continue to meet the criteria for probable future recovery or settlement at each balance sheet date and when regulatory events occur. This assessment includes consideration of recent rate orders, historical regulatory treatment for similar costs, and factors such as changes in applicable regulatory and political environments. While the Corporation has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions and the FERC will not approve: (1) full recovery of the costs of providing utility service or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of all or a portion of the cost of plant under construction, and (3) a refund to customers. Auditing management’s judgments regarding the outcome of future decisions by the Commissions and the FERC involved especially subjective judgment and specialized knowledge of accounting for rate regulation and the rate-setting process.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions and the FERC included the following, among others:

•
We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets; and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•	We evaluated the Corporation’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•
We read relevant regulatory orders issued by the Commissions and the FERC for the Corporation and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedence of the Commissions’ and the FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•
For regulatory matters in process, we inspected the Corporation’s filings with the Commissions and the FERC, including the annual formula rate plan filings, base rate case filings, and open complaints filed with the FERC, and considered the filings with the Commissions and the FERC by intervenors that may impact the Corporation’s future rates, for any evidence that might contradict management’s assertions.

•
We obtained an analysis from management and letters from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

Uncertain Tax Positions-Entergy Corporation and Subsidiaries-Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Corporation accounts for uncertain income tax positions under a two-step approach with a more likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. The Corporation has uncertain tax positions related to internal restructuring transactions, which require management to make significant judgments and assumptions related to the technical merits and facts and circumstances of each position, as well as the probability of different potential outcomes. Uncertain tax positions could be significantly affected by events such as additional transactions contemplated or consummated by the Corporation as well as audits by taxing authorities of the tax positions. The net unrecognized tax benefit of $1.5 billion at December 31, 2019, includes uncertain tax positions related to internal restructuring transactions.

Given the subjectivity of estimating the uncertain tax positions related to the technical merits applied to internal restructuring transactions, auditing the uncertain tax positions on the internal restructuring transactions involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertain tax positions on internal restructuring transactions included the following, among others:

•	We tested the effectiveness of controls related to uncertain tax positions on internal restructuring transactions, including those over the recognition and measurement of the income tax benefits.

•	We evaluated the Corporation’s disclosures, and the balances recorded, related to uncertain tax positions on internal restructuring transactions.

•
We evaluated the methods and assumptions used by management to estimate the uncertain tax positions on internal restructuring transactions by testing the underlying data that served as the basis for the uncertain tax position on internal restructuring transactions.

•
With the assistance of our income tax specialists, we assessed the technical merits of the uncertain tax positions on internal restructuring transactions and management’s key estimates and judgments made by:

◦	Assessing the technical merits of the uncertain tax positions by comparing to similar cases filed with the Internal Revenue Service

◦
Evaluating the reasonableness and consistency of the probabilities applied to the uncertain tax position on internal restructuring transactions by comparing to probabilities used on similar internal restructuring transaction uncertain tax positions

◦	Considering the impact of changes or settlements in the tax environment on management’s methods and assumptions used to estimate the uncertain tax positions on internal restructuring transactions.

Nuclear Decommissioning Costs-Entergy Corporation and Subsidiaries-Refer to Note 9 to the financial statements

Critical Audit Matter Description

The Corporation owns nuclear generation facilities in both the Utility and Entergy Wholesale Commodities operating segments where regulation requires the Corporation to decommission its nuclear power plants after each facility is taken out of service. The Corporation periodically conducts decommissioning cost studies, which requires management to make significant judgments and assumptions, specifically related to future dismantlement cost, site restoration, spent fuel management, and license termination. The liability for nuclear decommissioning was $6.2 billion at December 31, 2019.

Auditing management’s judgments regarding the costs for nuclear decommissioning, including estimates for future dismantlement, site restoration, spent fuel management, and license termination, involved especially subjective judgment in evaluating the appropriateness of the estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the underlying costs for nuclear decommissioning included the following, among others:

•	We tested the effectiveness of controls over nuclear decommissioning, including those over the future dismantlement cost, site restoration, spent fuel management, and license termination.

•	We evaluated the Corporation’s disclosures related to the nuclear decommissioning cost estimates, including the balances recorded and changes in assumptions.

•
We evaluated management’s ability to accurately estimate the costs for nuclear decommissioning by comparing the cost estimates to actual settlements of similar asset retirement obligations at the Corporation.

•	We evaluated the methods and assumptions used by management to estimate the cost of nuclear decommissioning by:

◦	Testing the reasonableness of the underlying data that served as the basis for the estimate

◦	Comparing to management’s prior-year assumptions and testing significant changes in judgments or assumptions

◦
Comparing changes in cost estimates to other similar cost estimates recorded at the Corporation to confirm consistent assumptions and methods applied across all of the Corporation’s nuclear decommissioning cost estimates.

•	With the assistance of our environmental specialists, we:

◦	Evaluated the methods used by management to estimate the underlying costs for nuclear decommissioning

◦	Developed a range of independent estimates for the cost of nuclear decommissioning based on peer industry data and compared to management’s estimate

◦	Completed a search of environmental regulations to identify any regulatory changes that may affect the nuclear decommissioning cost estimates.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 21, 2020

We have served as the Corporation’s auditor since 2001.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$9,429,978	$9,384,111	$9,278,895
Natural gas	153,954	156,436	138,856
Competitive businesses	1,294,741	1,468,905	1,656,730
TOTAL	10,878,673	11,009,452	11,074,481

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	2,029,638	2,147,793	1,991,589
Purchased power	1,192,860	1,658,799	1,427,950
Nuclear refueling outage expenses	204,927	153,826	168,151
Other operation and maintenance	3,272,381	3,346,397	3,306,694
Asset write-offs, impairments, and related charges	290,027	532,321	538,372
Decommissioning	400,802	388,508	405,685
Taxes other than income taxes	643,745	641,952	617,556
Depreciation and amortization	1,480,016	1,369,442	1,389,978
Other regulatory charges (credits) - net	(26,220)	301,049	(131,901)
TOTAL	9,488,176	10,540,087	9,714,074

OPERATING INCOME	1,390,497	469,365	1,360,407

OTHER INCOME
Allowance for equity funds used during construction	144,974	129,602	95,088
Interest and investment income	547,912	63,864	288,197
Miscellaneous - net	(252,539)	(129,754)	(113,426)
TOTAL	440,347	63,712	269,859

INTEREST EXPENSE
Interest expense	807,382	768,322	707,212
Allowance for borrowed funds used during construction	(64,957)	(60,974)	(44,869)
TOTAL	742,425	707,348	662,343

INCOME (LOSS) BEFORE INCOME TAXES	1,088,419	(174,271)	967,923

Income taxes	(169,825)	(1,036,826)	542,570

CONSOLIDATED NET INCOME	1,258,244	862,555	425,353

Preferred dividend requirements of subsidiaries	17,018	13,894	13,741

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$1,241,226	$848,661	$411,612

Earnings per average common share:
Basic	$6.36	$4.68	$2.29
Diluted	$6.30	$4.63	$2.28

Basic average number of common shares outstanding	195,195,858	181,409,597	179,671,797
Diluted average number of common shares outstanding	196,999,284	183,378,513	180,535,893

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)

Net Income	$1,258,244	$862,555	$425,353

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of $28,516, $5,830, and ($22,570))	115,026	22,098	(41,470)
Pension and other postretirement liabilities
(net of tax expense (benefit) of ($6,539), $30,299, and ($4,057))	(25,150)	90,143	(61,653)
Net unrealized investment gains (losses)
(net of tax expense of $14,023, $6,393, and $80,069)	27,183	(28,771)	115,311
Foreign currency translation
(net of tax benefit of $-, $-, and $403)	—	—	(748)
Other comprehensive income	117,059	83,470	11,440

Comprehensive Income	1,375,303	946,025	436,793
Preferred dividend requirements of subsidiaries	17,018	13,894	13,741
Comprehensive Income Attributable to Entergy Corporation	$1,358,285	$932,131	$423,052

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,258,244	$862,555	$425,353
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	2,182,313	2,040,555	2,078,578
Deferred income taxes, investment tax credits, and non-current taxes accrued	193,950	(256,848)	529,053
Asset write-offs, impairments, and related charges	226,678	491,739	357,251
Changes in working capital:
Receivables	(101,227)	98,546	(97,637)
Fuel inventory	(28,173)	45,839	(3,043)
Accounts payable	(71,898)	97,312	101,802
Taxes accrued	(20,784)	39,272	33,853
Interest accrued	937	5,220	742
Deferred fuel costs	172,146	(25,829)	56,290
Other working capital accounts	(3,108)	(164,173)	(4,331)
Changes in provisions for estimated losses	19,914	35,706	(3,279)
Changes in other regulatory assets	(545,559)	189,193	595,504
Changes in other regulatory liabilities	(14,781)	(803,323)	2,915,795
Deferred tax rate change recognized as regulatory liability / asset	—	—	(3,665,498)
Changes in pensions and other postretirement liabilities	187,124	(304,941)	(130,686)
Other	(639,149)	34,424	(566,247)
Net cash flow provided by operating activities	2,816,627	2,385,247	2,623,500

INVESTING ACTIVITIES
Construction/capital expenditures	(4,197,667)	(3,942,010)	(3,607,532)
Allowance for equity funds used during construction	144,862	130,195	96,000
Nuclear fuel purchases	(128,366)	(302,584)	(377,324)
Payment for purchase of plant or assets	(305,472)	(26,623)	(16,762)
Proceeds from sale of assets	28,932	24,902	100,000
Insurance proceeds received for property damages	7,040	18,270	26,157
Changes in securitization account	3,298	(5,844)	1,323
Payments to storm reserve escrow account	(8,038)	(6,551)	(2,878)
Receipts from storm reserve escrow account	—	—	11,323
Decrease (increase) in other investments	30,319	(54,500)	1,078
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	2,369	59,643	25,493
Proceeds from nuclear decommissioning trust fund sales	4,121,351	6,484,791	3,162,747
Investment in nuclear decommissioning trust funds	(4,208,870)	(6,485,676)	(3,260,674)
Net cash flow used in investing activities	(4,510,242)	(4,105,987)	(3,841,049)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	9,304,396	8,035,536	1,809,390
Preferred stock of subsidiary	33,188	73,330	14,399
Treasury stock	93,862	103,315	80,729
Common stock	607,650	499,272	—
Retirement of long-term debt	(7,619,380)	(6,965,738)	(1,585,681)
Repurchase / redemptions of preferred stock	(50,000)	(53,868)	(20,599)
Changes in credit borrowings and commercial paper - net	4,389	364,031	1,163,296
Other	(7,732)	26,453	(7,731)
Dividends paid:
Common stock	(711,573)	(647,704)	(628,885)
Preferred stock	(16,438)	(14,185)	(13,940)
Net cash flow provided by financing activities	1,638,362	1,420,442	810,978

Net decrease in cash and cash equivalents	(55,253)	(300,298)	(406,571)

Cash and cash equivalents at beginning of period	480,975	781,273	1,187,844

Cash and cash equivalents at end of period	$425,722	$480,975	$781,273

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$778,209	$734,845	$678,371
Income taxes	($40,435)	$19,825	($13,375)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2019	2018
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$34,242	$56,690
Temporary cash investments	391,480	424,285
Total cash and cash equivalents	425,722	480,975
Accounts receivable:
Customer	595,509	558,494
Allowance for doubtful accounts	(7,404)	(7,322)
Other	219,870	167,722
Accrued unbilled revenues	400,617	395,511
Total accounts receivable	1,208,592	1,114,405
Deferred fuel costs	—	27,251
Fuel inventory - at average cost	145,476	117,304
Materials and supplies - at average cost	824,989	752,843
Deferred nuclear refueling outage costs	157,568	230,960
Prepayments and other	283,645	234,326
TOTAL	3,045,992	2,958,064

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	6,404,030	6,920,164
Non-utility property - at cost (less accumulated depreciation)	332,864	304,382
Other	496,452	437,265
TOTAL	7,233,346	7,661,811

PROPERTY, PLANT, AND EQUIPMENT
Electric	54,271,467	49,831,486
Natural gas	547,110	496,150
Construction work in progress	2,823,291	2,888,639
Nuclear fuel	677,181	861,272
TOTAL PROPERTY, PLANT, AND EQUIPMENT	58,319,049	54,077,547
Less - accumulated depreciation and amortization	23,136,356	22,103,101
PROPERTY, PLANT, AND EQUIPMENT - NET	35,182,693	31,974,446

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $239,219 as of December 31, 2019 and $360,790 as of December 31, 2018)	5,292,055	4,746,496
Deferred fuel costs	239,892	239,496
Goodwill	377,172	377,172
Accumulated deferred income taxes	64,461	54,593
Other	288,301	262,988
TOTAL	6,261,881	5,680,745

TOTAL ASSETS	$51,723,912	$48,275,066

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2019	2018
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$795,012	$650,009
Notes payable and commercial paper	1,946,727	1,942,339
Accounts payable	1,499,861	1,496,058
Customer deposits	409,171	411,505
Taxes accrued	233,455	254,241
Interest accrued	194,129	193,192
Deferred fuel costs	197,687	52,396
Pension and other postretirement liabilities	66,184	61,240
Current portion of unprotected excess accumulated deferred income taxes	76,457	248,127
Other	201,780	134,437
TOTAL	5,620,463	5,443,544

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,401,190	4,107,152
Accumulated deferred investment tax credits	207,113	213,101
Regulatory liability for income taxes-net	1,633,159	1,817,021
Other regulatory liabilities	1,961,005	1,620,254
Decommissioning and asset retirement cost liabilities	6,159,212	6,355,543
Accumulated provisions	534,028	514,107
Pension and other postretirement liabilities	2,798,265	2,616,085
Long-term debt (includes securitization bonds of $297,981 as of December 31, 2019 and $423,858 as of December 31, 2018)	17,078,643	15,518,303
Other	852,749	1,006,249
TOTAL	35,625,364	33,767,815

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,402

EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 270,035,180 shares in 2019 and 261,587,009 shares in 2018	2,700	2,616
Paid-in capital	6,564,436	5,951,431
Retained earnings	9,257,609	8,721,150
Accumulated other comprehensive loss	(446,920)	(557,173)
Less - treasury stock, at cost (70,886,400 shares in 2019 and 72,530,866 shares in 2018)	5,154,150	5,273,719
Total common shareholders' equity	10,223,675	8,844,305
Subsidiaries’ preferred stock without sinking fund	35,000	—
TOTAL	10,258,675	8,844,305

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$51,723,912	$48,275,066

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2019, 2018, and 2017

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2016	$—	$2,548	($5,498,584)	$5,417,245	$8,195,571	($34,971)	$8,081,809
Consolidated net income (a)	13,741	—	—	—	411,612	—	425,353
Other comprehensive income	—	—	—	—	—	11,440	11,440
Common stock issuances related to stock plans	—	—	100,947	16,188	—	—	117,135
Common stock dividends declared	—	—	—	—	(628,885)	—	(628,885)
Subsidiaries' capital stock redemptions	—	—	—	—	(596)	—	(596)
Preferred dividend requirements of subsidiaries (a)	(13,741)	—	—	—	—	—	(13,741)
Balance at December 31, 2017	—	2,548	(5,397,637)	5,433,433	7,977,702	(23,531)	7,992,515
Implementation of accounting standards	—	—	—	—	576,257	(632,617)	(56,360)
Balance at January 1, 2018	—	2,548	(5,397,637)	5,433,433	8,553,959	(656,148)	7,936,155

Consolidated net income (a)	13,894	—	—	—	848,661	—	862,555
Other comprehensive income	—	—	—	—	—	83,470	83,470
Settlement of equity forwards through common stock issuance	—	68	—	499,932	—	—	500,000
Common stock issuance costs	—	—	—	(728)	—	—	(728)
Common stock issuances related to stock plans	—	—	123,918	18,794	—	—	142,712
Common stock dividends declared	—	—	—	—	(647,704)	—	(647,704)
Subsidiaries' capital stock redemptions	—	—	—	—	(1,723)	—	(1,723)
Preferred dividend requirements of subsidiaries (a)	(13,894)	—	—	—	—	—	(13,894)
Reclassification pursuant to ASU 2018-02	—	—	—	—	(32,043)	15,505	(16,538)
Balance at December 31, 2018	—	2,616	(5,273,719)	5,951,431	8,721,150	(557,173)	8,844,305
Implementation of accounting standards	—	—	—	—	6,806	(6,806)	—
Balance at January 1, 2019	—	2,616	(5,273,719)	5,951,431	8,727,956	(563,979)	8,844,305

Consolidated net income (a)	17,018	—	—	—	1,241,226	—	1,258,244
Other comprehensive income	—	—	—	—	—	117,059	117,059
Settlement of equity forwards through common stock issuance	—	84	—	607,566	—	—	607,650
Common stock issuance costs	—	—	—	(7)	—	—	(7)
Common stock issuances related to stock plans	—	—	119,569	5,446	—	—	125,015
Common stock dividends declared	—	—	—	—	(711,573)	—	(711,573)
Subsidiary's preferred stock issuance	35,000	—	—	—	—	—	35,000
Preferred dividend requirements of subsidiaries (a)	(17,018)	—	—	—	—	—	(17,018)
Balance at December 31, 2019	$35,000	$2,700	($5,154,150)	$6,564,436	$9,257,609	($446,920)	$10,258,675

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries include $16.5 million for 2019, $13.9 million for 2018, and $13.7 million for 2017 of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

Revenues and Fuel Costs

See Note 19 to the financial statements for a discussion of Entergy’s and the Registrant Subsidiaries’ revenues and fuel costs.

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost less regulatory disallowances and impairments.  Depreciation is computed on the straight-line basis at rates based on the applicable estimated service lives of the various classes of property.  For the Registrant Subsidiaries, the original cost of plant retired or removed, less salvage, is charged to accumulated depreciation.  Normal maintenance, repairs, and minor replacement costs are charged to operating expenses.  Certain combined-cycle gas turbine generating units are maintained under long-term service agreements with third-party service providers. The costs under these agreements are split between operating expenses and capital additions based upon the nature of the work performed. Substantially all of the Registrant Subsidiaries’ plant is subject to mortgage liens.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Net property, plant, and equipment for Entergy (including property under lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2019 and 2018, is shown below:

2019	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$7,439	$7,369	$70	$—
Other	5,253	5,139	114	—
Transmission	7,383	7,383	—	—
Distribution	8,972	8,972	—	—
Other	2,636	2,620	8	8
Construction work in progress	2,823	2,814	9	—
Nuclear fuel	677	614	63	—
Property, plant, and equipment - net	$35,183	$34,911	$264	$8

2018	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$7,096	$6,964	$132	$—
Other	4,171	4,069	102	—
Transmission	6,592	6,590	2	—
Distribution	8,343	8,343	—	—
Other	2,022	2,011	2	9
Construction work in progress	2,889	2,815	74	—
Nuclear fuel	861	754	107	—
Property, plant, and equipment - net	$31,974	$31,546	$419	$9

Depreciation rates on average depreciable property for Entergy approximated 2.8% in 2019, 2.8% in 2018, and 3% in 2017.  Included in these rates are the depreciation rates on average depreciable Utility property of 2.6% in 2019, 2.6% in 2018, and 2.6% in 2017, and the depreciation rates on average depreciable Entergy Wholesale Commodities property of 18.3% in 2019, 18.6% in 2018, and 22.3% in 2017. The depreciation rates for Entergy Wholesale Commodities reflect the significantly reduced remaining estimated operating lives associated with management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. The decrease in the depreciation rate in 2018 for Entergy Wholesale Commodities is due to the decision in the third quarter 2017 to continue operating Palisades until May 31, 2022.

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

Non-utility property - at cost (less accumulated depreciation) for Entergy is reported net of accumulated depreciation of $184 million as of December 31, 2019 and $177 million as of December 31, 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Construction expenditures included in accounts payable is $406 million as of December 31, 2019 and $311 million as of December 31, 2018.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under lease and associated accumulated amortization) by company and functional category, as of December 31, 2019 and 2018, is shown below:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,611	$4,042	$—	$—	$—	$1,716
Other	785	2,789	845	192	528	—
Transmission	1,966	2,944	1,136	96	1,202	39
Distribution	2,457	3,078	1,489	505	1,443	—
Other	454	884	309	270	256	30
Construction work in progress	198	1,384	88	202	760	165
Nuclear fuel	196	268	—	—	—	150
Property, plant, and equipment - net	$7,667	$15,389	$3,867	$1,265	$4,189	$2,100

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,494	$3,725	$—	$—	$—	$1,745
Other	820	2,029	509	196	515	—
Transmission	1,792	2,571	1,046	78	1,063	40
Distribution	2,329	2,882	1,342	471	1,319	—
Other	311	699	242	233	193	39
Construction work in progress	244	1,865	128	147	325	70
Nuclear fuel	221	298	—	—	—	235
Property, plant, and equipment - net	$7,211	$14,069	$3,267	$1,125	$3,415	$2,129

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
2019	2.5%	2.4%	3.2%	3.2%	3.0%	2.1%
2018	2.5%	2.3%	3.2%	3.5%	2.7%	1.9%
2017	2.5%	2.3%	3.1%	3.5%	2.6%	2.8%

Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $168.5 million as of December 31, 2019 and $161.2 million as of December 31, 2018. Non-utility property - at cost (less accumulated depreciation) for Entergy Mississippi is reported net of accumulated depreciation of $0.5 million as of December 31, 2019 and $0.5 million as of December 31, 2018.  Non-utility property

Entergy Corporation and Subsidiaries
Notes to Financial Statements

- at cost (less accumulated depreciation) for Entergy Texas is reported net of accumulated depreciation of $4.9 million as of December 31, 2019 and $4.9 million as of December 31, 2018.

As of December 31, 2019, construction expenditures included in accounts payable are $67.9 million for Entergy Arkansas, $115.1 million for Entergy Louisiana, $34.2 million for Entergy Mississippi, $18.4 million for Entergy New Orleans, $88.1 million for Entergy Texas, and $23.2 million for System Energy. As of December 31, 2018, construction expenditures included in accounts payable are $35.7 million for Entergy Arkansas, $104.6 million for Entergy Louisiana, $13.6 million for Entergy Mississippi, $5.8 million for Entergy New Orleans, $55.6 million for Entergy Texas, and $26.3 million for System Energy.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties. All parties are required to provide their own financing.  The investments, fuel expenses, and other operation and maintenance expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2019, the subsidiaries’ investment and accumulated depreciation in each of these generating stations were as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Generating Stations		Fuel Type	Total Megawatt Capability (a)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	826	31.50%	$142	$104
Independence	Common Facilities	Coal		15.75%	$35	$29
White Bluff	Units 1 and 2	Coal	1,638	57.00%	$555	$380
Ouachita (b)	Common Facilities	Gas		66.67%	$173	$153
Union (c)	Units 1 and 2 Common Facilities	Gas		50.00%	$0.4	$0.1
Union (c)	Common Facilities	Gas		25.00%	$29	$6
Entergy Louisiana -
Roy S. Nelson	Unit 6	Coal	525	40.25%	$286	$207
Roy S. Nelson	Unit 6 Common Facilities	Coal		19.95%	$20	$9
Big Cajun 2	Unit 3	Coal	576	24.15%	$151	$124
Big Cajun 2	Unit 3 Common Facilities	Coal		8.05%	$5	$2
Ouachita (b)	Common Facilities	Gas		33.33%	$90	$77
Acadia	Common Facilities	Gas		50.00%	$20	$1
Union (c)	Common Facilities	Gas		50.00%	$57	$6
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,668	25.00%	$271	$163
Entergy New Orleans -
Union (c)	Units 1 and 2 Common Facilities	Gas		50.00%	$1	$0.1
Union (c)	Common Facilities	Gas		25.00%	$29	$6
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	525	29.75%	$204	$120
Roy S. Nelson	Unit 6 Common Facilities	Coal		14.75%	$7	$3
Big Cajun 2	Unit 3	Coal	576	17.85%	$113	$80
Big Cajun 2	Unit 3 Common Facilities	Coal		5.95%	$4	$1
System Energy -
Grand Gulf (d)	Unit 1	Nuclear	1,393	90.00%	$5,071	$3,285
Entergy Wholesale Commodities:
Independence	Unit 2	Coal	842	14.37%	$74	$53
Independence	Common Facilities	Coal		7.18%	$17	$13
Roy S. Nelson	Unit 6	Coal	525	10.90%	$115	$66
Roy S. Nelson	Unit 6 Common Facilities	Coal		5.40%	$3	$1

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

Income Taxes

Entergy Corporation and the majority of its subsidiaries file a United States consolidated federal income tax return.  In September 2019, Entergy Utility Holding Company, LLC and its regulated wholly owned subsidiaries including Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, and Entergy New Orleans, LLC became eligible to and joined the Entergy Corporation consolidated federal income tax group. These changes do not affect the accrual or allocation of income taxes for the Registrant Subsidiaries.  Each tax-paying entity records income taxes as if it were a separate taxpayer and consolidating adjustments are allocated to the tax filing entities in accordance with Entergy’s intercompany income tax allocation agreements.  Deferred income taxes are recorded for temporary differences between the book and tax basis of assets and liabilities, and for certain losses and credits available for carryforward.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates in the period in which the tax or rate was enacted. See the “Other Tax Matters - Tax Cuts and Jobs Act” section in Note 3 to the financial statements for discussion of the effects of the enactment of the Tax Cuts and Jobs Act in December 2017.

The benefits of investment tax credits are deferred and amortized over the average useful life of the related property, as a reduction of income tax expense, for such credits associated with rate-regulated operations in accordance with ratemaking treatment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings (Loss) per Share

The following table presents Entergy’s basic and diluted earnings per share calculation included on the consolidated statements of operations:

	For the Years Ended December 31,
	2019		2018		2017
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Net income attributable to Entergy Corporation	$1,241.2		$848.7		$411.6
Basic shares and earnings per average common share	195.2	$6.36	181.4	$4.68	179.7	$2.29
Average dilutive effect of:
Stock options	0.6	(0.02)	0.3	(0.01)	0.2	—
Other equity plans	0.8	(0.03)	0.7	(0.02)	0.6	(0.01)
Equity forwards	0.4	(0.01)	1.0	(0.02)	—	—
Diluted shares and earnings per average common shares	197.0	$6.30	183.4	$4.63	180.5	$2.28

The calculation of diluted earnings per share excluded 173,290 options outstanding at December 31, 2019, 956,550 options outstanding at December 31, 2018, and 2,927,512 options outstanding at December 31, 2017 because they were antidilutive.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana does not apply regulatory accounting standards to the Louisiana retail deregulated portion of River Bend, the 30% interest in River Bend formerly owned by Cajun, or its steam business, unless specific cost recovery is provided for in tariff rates.  The Louisiana retail deregulated portion of River Bend is operated under a deregulated asset plan representing a portion (approximately 15%) of River Bend plant costs, generation, revenues, and expenses established under a 1992 LPSC order.  The plan allows Entergy Louisiana to sell the electricity from the deregulated assets to Louisiana retail customers at 4.6 cents per kWh or off-system at higher prices, with certain provisions for sharing incremental revenue above 4.6 cents per kWh between customers and shareholders.

Regulatory Asset or Liability for Income Taxes

Accounting standards for income taxes provide that a regulatory asset or liability be recorded if it is probable that the currently determinable future increase or decrease in regulatory income tax expense will be recovered from or returned to customers through future rates. There are two main sources of Entergy’s regulatory asset or liability for income taxes. There is a regulatory asset related to the ratemaking treatment of the tax effects of book depreciation for the equity component of AFUDC that has been capitalized to property, plant, and equipment but for which there is no corresponding tax basis. Equity-AFUDC is a component of property, plant, and equipment that is included in rate base when the plant is placed in service. There is a regulatory liability related to the adjustment of Entergy’s net deferred income taxes that was required by the enactment in December 2017 of a change in the federal corporate income tax rate, which is discussed in Note 2 and 3 to the financial statements.

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

Investments

Entergy records decommissioning trust funds on the balance sheet at their fair value. Effective January 1, 2018, with the adoption of ASU 2016-01, unrealized gains and losses on investments in equity securities held by the nuclear decommissioning trust funds are recorded in earnings as they occur rather than in other comprehensive income. Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for the Entergy Wholesale Commodities nuclear plants do not meet the criteria for regulatory accounting treatment. Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds are recognized in

Entergy Corporation and Subsidiaries
Notes to Financial Statements

earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity. Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  A portion of Entergy’s decommissioning trust funds are held in a wholly-owned registered investment company, and unrealized gains and losses on both the equity and debt securities held in the registered investment company are recognized in earnings. The assessment of whether an investment in an available-for-sale debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments. See Note 16 to the financial statements for details on the decommissioning trust funds.

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

For other contracts for commodities in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income.  To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged.  Gains or losses accumulated in other comprehensive income are reclassified to earnings in the periods when the underlying transactions actually occur.  Prior to 2019, the ineffective portions of all hedges are recognized in current-period earnings. Effective January 1, 2019 with the adoption of ASU 2017-12 there will no longer be separate recognition of the ineffective portion of highly effective hedges. Changes in the fair value of derivative instruments that are not designated as cash flow hedges are recorded in current-period earnings on a mark-to-market basis.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

New Accounting Pronouncements

In June 2016 the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires entities to record a valuation allowance on financial instruments recorded at amortized cost or classified as available-for-sale debt securities for the total credit losses expected over the life of the instrument. Increases and decreases in the valuation allowance will be recognized immediately in earnings. Entergy adopted ASU 2016-13 in the first quarter 2020. Adoption of ASU 2016-13 did not materially affect Entergy’s results of operations, financial position, or cash flows.

In September 2018 the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service.”  The ASU requires entities to capitalize implementation costs associated with cloud computing arrangements classified as hosting arrangements and amortize those costs over the contract term.  These costs are required to be capitalized in the same line as prepayments of the costs, and subsequently amortized in the same lines as the hosting service element of the arrangement.  Entergy adopted ASU 2018-15 in the first quarter 2020.   Entergy adopted ASU 2018-15 on a prospective basis, which will affect its statement of financial position by presenting implementation costs for hosting arrangements as prepayments rather than utility plant, and will affect its results of operations by amortizing those costs as operation and maintenance expense, rather than depreciation and amortization, over the contract term of the arrangement.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets and Regulatory Liabilities

Regulatory assets represent probable future revenues associated with costs that Entergy expects to recover from customers through the regulatory ratemaking process under which the Utility business operates. Regulatory liabilities represent probable future reductions in revenues associated with amounts that Entergy expects to benefit customers through the regulatory ratemaking process under which the Utility business operates. In addition to the regulatory assets and liabilities that are specifically disclosed on the face of the balance sheets, the tables below provide detail of “Other regulatory assets” and “Other regulatory liabilities” that are included on Entergy’s and the Registrant Subsidiaries’ balance sheets as of December 31, 2019 and 2018:

Other Regulatory Assets

Entergy

	2019	2018
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$2,942.4	$2,611.5
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	920.4	814.3
Removal costs - recovered through depreciation rates (Note 9)	421.0	375.8
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 – Storm Cost Recovery Filings with Retail Regulators) (Note 5)	372.8	452.7
Retired electric and gas meters - recovered through retail rates as determined by retail regulators (Note 2 - Advanced Metering Infrastructure (AMI) Filings)	205.6	—
Opportunity Sales - recovery will be determined after final order in proceeding (Note 2 - Entergy Arkansas Opportunity Sales Proceeding) (b)	116.3	116.3
Unamortized loss on reacquired debt - recovered over term of debt	66.6	74.5
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	29.9	52.1
Attorney General litigation costs (Note 2 - Mississippi Attorney General Complaint) (b)	29.5	23.6
New nuclear generation development costs (Note 2 - New Nuclear Generation Development Costs) (b)	21.6	29.0
Retail rate deferrals - recovered through rate riders as rates are redetermined by retail regulators	15.7	39.0
Other	150.3	157.7
Entergy Total	$5,292.1	$4,746.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

	2019	2018
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$796.5	$747.2
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	433.0	381.7
Removal costs - recovered through depreciation rates (Note 9)	168.9	138.3
Opportunity sales - recovery will be determined after final order in proceeding (Note 2 - Entergy Arkansas Opportunity Sales Proceeding) (b)	116.3	116.3
Retired electric meters - recovered over 15-year period through March 2034 (Note 2 - Advanced Metering Infrastructure (AMI) Filings)	50.4	—
Storm damage costs - recovered either through securitization or retail rates (Note 5 - Entergy Arkansas Securitization Bonds)	46.1	60.7
Unamortized loss on reacquired debt - recovered over term of debt	18.3	21.2
ANO Fukushima and Flood Barrier costs - recovered through retail rates through February 2026 (Note 2 - Retail Rate Proceedings) (b)	10.9	12.6
Retail rate deferrals - recovered through rate riders as rates are redetermined annually (b)	2.3	20.5
Other	24.2	36.5
Entergy Arkansas Total	$1,666.9	$1,535.0

Entergy Louisiana

	2019	2018
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (a)	$787.7	$711.8
Asset Retirement Obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	262.5	232.9
Retired electric meters - recovered over a 22-year period through July 2041 (Note 2 - Advanced Metering Infrastructure (AMI) Filings)	101.1	—
Storm damage costs - recovered through retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	45.7	17.9
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	27.6	49.8
New nuclear generation development costs - recovery through formula rate plan December 2014 through November 2022 (Note 2 - New Nuclear Generation Development Costs) (b)	21.2	28.5
Unamortized loss on reacquired debt - recovered over term of debt	20.4	22.5
Business combination external costs deferral - recovery through formula rate plan December 2015 through November 2025 (b)	10.8	12.4
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	9.1	11.0
Other	29.1	18.3
Entergy Louisiana Total	$1,315.2	$1,105.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

	2019	2018
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$234.4	$215.9
Removal costs - recovered through depreciation rates (Note 9)	80.8	63.5
Attorney General litigation costs (Note 2 - Mississippi Attorney General Complaint) (b)	29.5	23.6
Unamortized loss on reacquired debt - recovered over term of debt	14.9	16.2
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (a)	7.8	7.2
Retail rate deferrals - recovered through rate riders as rates are redetermined annually	7.6	16.6
Other	3.0	—
Entergy Mississippi Total	$378.0	$343.0

Entergy New Orleans

	2019	2018
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$85.9	$96.2
Storm damage costs, including hurricane costs - recovered through retail rates and securitization (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	59.6	70.4
Removal costs - recovered through depreciation rates (Note 9)	52.9	49.3
Retired meters - recovered over a 12-year period through July 2031 (Note 2 - Advanced Metering Infrastructure (AMI) Filings) (b)	24.6	—
Retired plant costs - recovered over a 20-year period through July 2039 (Note 2 - Retail Rate Proceedings)	10.0	—
Rate case costs - recovered over a 3-year period through July 2022 (Note 2 - Retail Rate Proceedings)	7.0	—
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (a)	4.9	4.5
Algiers customer migration costs - recovered over a 5-year period through July 2024 (Note 2 - Retail Rate Proceedings)	4.9	—
Unamortized loss on reacquired debt - recovered over term of debt	2.3	2.6
Other	7.3	6.8
Entergy New Orleans Total	$259.4	$229.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

	2019	2018
	(In Millions)
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 5 - Entergy Texas Securitization Bonds)	$221.4	$303.6
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	167.7	171.8
Removal costs - recovered through depreciation rates (Note 9)	42.5	50.9
Retired electric meters - recovered over 13-year period through February 2032 (Note 2 - Advanced Metering Infrastructure (AMI) Filings)	28.4	—
Neches and Sabine costs - recovered over a 10-year period through September 2028 (Note 2 - Retail Rate Proceedings)	21.2	23.6
Transition to competition costs - recovered over a 15-year period through February 2021	14.9	26.7
Unamortized loss on reacquired debt - recovered over term of debt	7.7	8.2
Other	8.8	13.2
Entergy Texas Total	$512.6	$598.0

System Energy

	2019	2018
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (a)	$210.9	$186.9
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Other Postretirement Benefits) (a)	200.3	179.3
Removal costs - recovered through depreciation rates (Note 9)	75.9	76.4
Unamortized loss on reacquired debt - recovered over term of debt	3.0	3.8
System Energy Total	$490.1	$446.4

(a)	Does not earn a return on investment, but is offset by related liabilities.

(b)	Does not earn a return on investment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Regulatory Liabilities

Entergy

	2019	2018
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$1,300.1	$815.9
Vidalia purchased power agreement (Note 8) (b)	127.3	139.7
Louisiana Act 55 financing savings obligation (Note 2 - Storm Cost Recovery Filings with Retail Regulators) (b)	97.1	111.1
Retail rate rider over-recovery - refunded through rate riders as rates are redetermined annually	62.3	84.6
Grand Gulf sale-leaseback - (Note 5 - Grand Gulf Sale-Leaseback Transactions)	55.6	55.6
Future formula rate plan revenue reductions (Note 2 - Retail Rate Proceedings)	51.1	44.4
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Asset retirement obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	37.2	39.1
Business combination guaranteed customer benefits - returned to customers through retail rates and fuel rates December 2015 through November 2024	35.7	50.8
Internal restructuring guaranteed customer credits (Note 2 - Retail Rate Proceedings)	33.0	39.6
Advanced metering system (AMS) surcharge - return to customers dependent upon AMS spend (Note 2 - Advanced Metering Infrastructure (AMI) Filings)	25.3	16.5
Excess decommissioning recovery for Willow Glen - (Note 14 - Dispositions)	21.2	31.9
Entergy Mississippi’s accumulated accelerated Grand Gulf amortization - amortized and credited through the Unit Power Sales Agreement	17.8	25.0
Income tax rate change - returned to electric and gas customers through retail rates (Note 2 - Retail Rate Proceedings)	13.9	74.7
Removal costs - returned to customers through depreciation rates (Note 9)	2.4	18.8
Other	36.6	28.2
Entergy Total	$1,961.0	$1,620.3

Entergy Arkansas

	2019	2018
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$460.3	$297.2
Future formula rate plan revenue reductions (Note 2 - Retail Rate Proceedings)	46.6	35.1
Internal restructuring guaranteed customer credits (Note 2 - Retail Rate Proceedings)	33.0	39.6
Retail rate rider over-recovery - refunded through rate riders as rates are redetermined annually	19.7	30.8
Entergy Arkansas Total	$559.6	$402.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2019	2018
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$436.5	$274.1
Vidalia purchased power agreement (Note 8) (b)	127.3	139.7
Louisiana Act 55 financing savings obligation (Note 2 - Storm Cost Recovery Filings with Retail Regulators) (b)	97.1	111.1
Asset Retirement Obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	37.1	39.1
Business combination guaranteed customer benefits - returned to customers through retail rates and fuel rates December 2015 through November 2024	35.7	50.8
Excess decommissioning recovery for Willow Glen - returned over one-year period through retail rates (Note 14 - Dispositions)	21.2	31.9
Removal costs - returned to customers through depreciation rates (Note 9)	2.4	18.8
Income tax rate change - returned to electric customers through retail rates September 2018 through August 2019 (Note 2 - Retail Rate Proceedings)	—	49.9
Other	36.8	33.4
Entergy Louisiana Total	$794.1	$748.8

Entergy Mississippi

	2019	2018
	(In Millions)
Retail rate deferrals - returned to customers through rate riders as rates are redetermined annually	$14.6	$1.3
Future formula rate plan revenue reductions (Note 2 - Retail Rate Proceedings)	4.5	9.3
Grand Gulf Over-Recovery - returned to customers through rate riders as rates are redetermined annually	2.4	22.6
Other	—	0.4
Entergy Mississippi Total	$21.5	$33.6

Entergy Texas

	2019	2018
	(In Millions)
Advanced metering system (AMS) surcharge - returned to customers dependent upon AMS spend (Note 2 - Advanced Metering Infrastructure (AMI) Filings)	$25.3	$16.5
Income tax rate change - refunded through a rate rider (Note 2 - Retail Rate Proceedings)	10.4	23.1
Transition to competition costs - returned to customers through rate riders when rates are redetermined periodically	3.8	4.2
Other	2.6	4.1
Entergy Texas Total	$42.1	$47.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

	2019	2018
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$403.3	$244.6
Grand Gulf sale-leaseback - (Note 5 - Grand Gulf Sale-Leaseback Transactions)	55.6	55.6
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Entergy Mississippi’s accumulated accelerated Grand Gulf amortization - amortized and credited through the Unit Power Sales Agreement	17.8	25.0
Other	12.3	12.3
System Energy Total	$533.4	$381.9

(a)	Offset by related asset.

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

Entergy Arkansas

Consistent with its previously stated intent to return unprotected excess accumulated deferred income taxes to customers as expeditiously as possible, Entergy Arkansas initiated a tariff proceeding in February 2018 proposing to establish a tax adjustment rider to provide retail customers with certain tax benefits of $467 million associated with the Tax Act. For the residential customer class, unprotected excess accumulated deferred income taxes were returned to customers over a 21-month period from April 2018 through December 2019. For all other customer classes, unprotected excess accumulated deferred income taxes were returned to customers over a nine-month period from April 2018 through December 2018. A true-up provision also was included in the rider, with any over- or under-returned unprotected excess accumulated deferred income taxes credited or billed to customers during the billing month of January 2020, with any residual amounts of over- or under-returned unprotected excess accumulated deferred income taxes to be flowed through Entergy Arkansas’s energy cost recovery rider. In March 2018 the APSC approved the tax adjustment rider effective with the first billing cycle of April 2018.

As discussed below, in July 2018, Entergy Arkansas made its formula rate plan filing to set its formula rate for the 2019 calendar year. A hearing was held in May 2018 regarding the APSC’s inquiries into the effects of the Tax Act, including Entergy Arkansas’s proposal to utilize its formula rate plan rider for its customers to realize the remaining benefits of the Tax Act. Entergy Arkansas’s formula rate plan rider included a netting adjustment that compared actual annual results to the allowed rate of return on common equity. In July 2018 the APSC issued an order agreeing with Entergy Arkansas’s proposal to have the effects of the Tax Act on current income tax expense flow through Entergy Arkansas’s formula rate plan rider and with Entergy Arkansas’s treatment of protected and unprotected excess accumulated deferred income taxes. The APSC also directed Entergy Arkansas to submit in the tax adjustment rider proceeding, discussed above, the adjustments to all other riders affected by the Tax Act and to include an amendment

Entergy Corporation and Subsidiaries
Notes to Financial Statements

for a true up mechanism where a rider affected by the Tax Act does not already contain a true-up mechanism. Pursuant to a 2018 settlement agreement in Entergy Arkansas’s formula rate plan proceeding, Entergy Arkansas also removed the net operating loss accumulated deferred income tax asset caused by the Tax Act from Entergy Arkansas’s tax adjustment rider. Entergy Arkansas’s compliance tariff filings were accepted by the APSC in October 2018.

Entergy Louisiana

In an electric formula rate plan settlement approved by the LPSC in April 2018 the parties agreed that Entergy Louisiana would return to customers one-half of its eligible unprotected excess deferred income taxes from May 2018 through December 2018 and return to customers the other half from January 2019 through August 2022. In addition, the settlement provided that in order to flow back to customers certain other tax benefits created by the Tax Act, Entergy Louisiana established a regulatory liability effective January 1, 2018 in the amount of $9.1 million per month to reflect these tax benefits already included in retail rates until new base rates under the formula rate plan were established in September 2018, and this regulatory liability was returned to customers over the September 2018 through August 2019 formula rate plan rate-effective period. The LPSC staff and intervenors in the settlement reserved the right to obtain data from Entergy Louisiana to confirm the determination of excess accumulated deferred income taxes resulting from the Tax Act and the analysis thereof as part of the formula rate plan review proceeding for the 2017 test year filing which, as discussed below, Entergy Louisiana filed in June 2018.

Entergy Mississippi

Entergy Mississippi filed its 2018 formula rate plan in March 2018 and included a proposal to return all of its unprotected excess accumulated deferred income taxes to customers through rates or in exchange for other assets, or a combination of both, by the end of 2018. In June 2018 the MPSC approved a stipulation filed by Entergy Mississippi and the Mississippi Public Utilities Staff in Entergy Mississippi’s formula rate plan filing that addressed Entergy Mississippi’s 2018 formula rate plan evaluation report and the ratemaking effects of the Tax Act. The stipulation provided for incorporating the reduction of the statutory federal income tax rate through Entergy Mississippi’s formula rate plan. The stipulation approved in June 2018 provided for the flow-back of protected excess accumulated deferred income taxes over the remaining lives of the assets through the formula rate plan. The stipulation also provided for the offset of unprotected excess accumulated deferred income taxes of $127.2 million against net utility plant and $2.2 million against other regulatory assets, and the return to customers of the remaining balance of unprotected excess accumulated deferred income taxes as recovery of a portion of fuel oil inventory and customer bill credits over a three-month period from July 2018 through September 2018, with an insignificant true-up reflected in the November 2018 power management rider filing. Entergy Mississippi recorded the reduction against net utility plant and other regulatory assets in June 2018. In third quarter 2018, Entergy Mississippi returned unprotected excess accumulated deferred income taxes of $25.8 million through customer bill credits and $5.8 million through the sale of fuel oil inventory.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In May 2018, Entergy Texas filed its 2018 base rate case with the PUCT. Entergy Texas’s proposed rates and revenues reflected the inclusion of the federal income tax reductions due to the Tax Act. The PUCT issued an order in December 2018 establishing that 1) $25 million be credited to customers through a rider to reflect the lower federal income tax rate applicable to Entergy Texas from January 2018 through the date new rates were implemented, 2) $242.5 million of protected excess accumulated deferred income taxes be returned to customers through base rates under the average rate assumption method over the lives of the associated assets, and 3) $185.2 million of unprotected excess accumulated deferred income taxes be returned to customers through a rider. The unprotected excess accumulated deferred income taxes rider includes carrying charges and is in effect over a period of 12 months for larger customers and over a period of four years for other customers.

System Energy

In a filing made with the FERC in March 2018, Entergy proposed revisions to the Unit Power Sales Agreement, among other agreements, to reflect the effects of the Tax Act. In the filing System Energy proposed to return all of its unprotected excess accumulated deferred income taxes to its customers by the end of 2018. In May 2018 the FERC accepted System Energy’s proposed tax revisions with an effective date of June 1, 2018, subject to refund and the outcome of settlement and hearing procedures. Settlement discussions terminated in April 2019, and the hearing is scheduled for March 2020. The retail regulators of the Utility operating companies that are parties to the Unit Power Sales Agreement are challenging whether there are excess tax liabilities associated with uncertain tax positions related to nuclear decommissioning.

Fuel and purchased power cost recovery

The Utility operating companies are allowed to recover fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is generally recorded as “Deferred fuel costs” on the Utility operating companies’ financial statements.  The table below shows the amount of deferred fuel costs as of December 31, 2019 and 2018 that Entergy expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2019	2018
	(In Millions)
Entergy Arkansas (a)	$14.0	$86.5
Entergy Louisiana (b)	$112.5	$136.7
Entergy Mississippi	($70.4)	$8.0
Entergy New Orleans (b)	($0.8)	$2.8
Entergy Texas	($13.0)	($19.7)

(a)
Includes $67.7 million in 2019 and $67.3 million in 2018 of fuel and purchased power costs whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

March 31, 2017 pursuant to the tariff. In July 2017 the Arkansas Attorney General requested additional information to support certain of the costs included in Entergy Arkansas’s 2017 energy cost rate redetermination.

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Act. Entergy Arkansas replied to the Attorney General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Act are appropriately considered in the APSC’s separate proceeding regarding potential implications of the tax law. The APSC general staff filed a reply to the Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. The redetermined rate became effective with the first billing cycle of April 2018. Subsequently in April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation at that time of the issues suggested by the Attorney General in the proceeding. Following a period of discovery, the Attorney General filed a supplemental response in October 2018 raising new issues with Entergy Arkansas’s March 2018 rate redetermination and asserting that $45.7 million of the increase should be collected subject to refund pending further investigation. Entergy Arkansas filed to dismiss the Attorney General’s supplemental response, the APSC general staff filed a motion to strike the Attorney General’s filing, and the Attorney General filed a supplemental response disputing Entergy Arkansas and the APSC staff’s filing. Applicable APSC rules and processes authorize its general staff to initiate periodic audits of Entergy Arkansas’s energy cost recovery rider. In late-2018 the APSC general staff notified Entergy Arkansas it has initiated an audit of the 2017 fuel costs. The time in which the audit will be complete is uncertain at this time.

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

In July 2014 the LPSC authorized its staff to initiate an audit of the fuel adjustment clause filings by Entergy Gulf States Louisiana, whose business was combined with Entergy Louisiana in 2015. The audit includes a review of the reasonableness of charges flowed through Entergy Gulf States Louisiana’s fuel adjustment clause for the period from 2010 through 2013. In January 2019 the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $900,000, plus interest, to customers based

Entergy Corporation and Subsidiaries
Notes to Financial Statements

upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana recorded a provision in the first quarter 2019 for the potential outcome of the audit. In August 2019, Entergy Louisiana filed direct testimony challenging the basis for the LPSC staff’s recommended disallowance and providing an alternative calculation of replacement power costs should it be determined that a disallowance is appropriate. Entergy Louisiana’s calculation would require no refund to customers.

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. In January 2019 the LPSC staff issued its audit report recommending that Entergy Louisiana refund approximately $7.3 million, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana recorded a provision in the first quarter 2019 for the potential outcome of the audit. In August 2019, Entergy Louisiana filed direct testimony challenging the basis for the LPSC staff’s recommended disallowance and providing an alternative calculation of replacement power costs should it be determined that a disallowance is appropriate. Entergy Louisiana’s calculation would require a refund to customers of approximately $4.3 million, plus interest, as compared to the LPSC staff’s recommendation of $7.3 million, plus interest. Responsive testimony was filed by the LPSC staff and intervenors in September 2019; all parties either agreed with or did not oppose Entergy Louisiana’s alternative calculation of replacement power costs.

In November 2019 the pending LPSC proceedings for the 2010-2013 Entergy Louisiana and Entergy Gulf States Louisiana audits were consolidated to facilitate a settlement of both fuel audits. In December 2019 an unopposed settlement was reached that requires a refund to legacy Entergy Louisiana customers of approximately $2.3 million, including interest, and no refund to legacy Entergy Gulf States Louisiana customers. The LPSC approved the settlement in January 2020.

In June 2016 the LPSC issued notice of audits of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings for the period 2014 through 2015. In recognition of the business combination that occurred in 2015, the audit notice was issued to Entergy Louisiana and also includes a review of charges to legacy Entergy Gulf States Louisiana customers prior to the business combination. The audits include a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2014 through 2015 and charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2012 through 2015. Discovery commenced in March 2017. No report of audit has been issued.

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

In January 2017 the MPSC certified to the Mississippi Legislature the audit reports of its independent auditors for the fuel year ending September 30, 2016. In November 2017 the Mississippi Public Utilities Staff separately engaged a consultant to review the September 2016 outage at the Grand Gulf Nuclear Station and to review ongoing operations at Grand Gulf. This engagement continues, and subsequently, was expanded to include all outages at Grand Gulf that occurred through 2019.

In November 2017, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an under-recovery of approximately

Entergy Corporation and Subsidiaries
Notes to Financial Statements

$61.5 million as of September 30, 2017. In January 2018 the MPSC approved the proposed energy cost factors effective for February 2018 bills.

In November 2018, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an under-recovery of approximately $57 million as of September 30, 2018. In January 2019 the MPSC approved the proposed energy cost factor effective for February 2019 bills.

In November 2019, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an over-recovery of approximately $39.6 million as of September 30, 2019. In January 2020 the MPSC approved the proposed energy cost factor effective for February 2020 bills.

Mississippi Attorney General Complaint

The Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  In December 2008 the defendant Entergy companies removed the Attorney General’s lawsuit to U.S. District Court in Jackson, Mississippi. In June 2010 the MPSC authorized the deferral of certain legal expenses associated with this litigation until it is resolved. As of December 31, 2019, Entergy Mississippi has a regulatory asset of $29.5 million for these deferred legal expenses. In April 2019 the District Court remanded the Attorney General’s lawsuit to the Hinds County Chancery Court. A hearing on procedural and dispositive motions was held in August 2019. In December 2019 the Hinds County Chancery Court issued its ruling granting the motion for summary judgment filed by the Entergy defendants. The Chancery Court found it lacked subject matter jurisdiction, and that the claims fall under the purview of the FERC. In February 2020 the Chancery Court entered a final order dismissing all claims. The order was approved by counsel for the Attorney General, and dismisses with prejudice all claims and matters in dispute and states that the plaintiff will not seek an appeal or further relief and that all matters in dispute have been resolved.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

2017 Formula Rate Plan Filing

In July 2017, Entergy Arkansas filed with the APSC its 2017 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2018 test period to be below the formula rate plan bandwidth.  The filing projected a $129.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%.  Entergy Arkansas’s formula rate plan is subject to a four percent annual revenue constraint and the projected annual revenue requirement increase exceeded the four percent, resulting in a proposed increase for the 2017 formula rate plan of $70.9 million. In October 2017, Entergy Arkansas filed with the APSC revised formula rate plan attachments that projected a $126.2 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors. The revised formula rate plan filing included a proposed $71.1 million revenue requirement increase based on a revision to the four percent constraint calculation. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement resolving all issues in the proceeding and providing for recovery of certain 2017 and 2018 nuclear costs. In December 2017 the APSC approved the settlement agreement and the $71.1 million revenue requirement increase, as well as Entergy Arkansas’s formula rate plan compliance tariff, and the rates became effective with the first billing cycle of January 2018.

2018 Formula Rate Plan Filing

In July 2018, Entergy Arkansas filed with the APSC its 2018 formula rate plan filing to set its formula rate for the 2019 calendar year. The filing showed Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2019 test period to be below the formula rate plan bandwidth. Additionally, the filing included the first netting adjustment under the current formula rate plan for the historical test year 2017, reflecting the change in formula rate plan revenues associated with actual 2017 results when compared to the allowed rate of return on equity. The filing included a projected $73.4 million revenue deficiency for 2019 and a $95.6 million revenue deficiency for the 2017 historical test year, for a total revenue requirement of $169 million for this filing. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to four percent of total revenue, which originally was $65.4 million but was increased to $66.7 million based upon the APSC staff’s updated calculation of 2018 revenue. In October 2018, Entergy Arkansas and the parties to the proceeding filed joint motions to approve a partial settlement agreement as to certain factual issues and agreed to brief contested legal issues. In November 2018 the APSC held a hearing and was briefed on a contested legal issue. In December 2018 the APSC issued a decision related to the initial legal brief, approved the partial settlement agreement and $66.7 million revenue requirement increase, as well as Entergy Arkansas’s formula rate plan, with updated rates going into effect for the first billing cycle of January 2019.

2019 Formula Rate Plan Filing

In July 2019, Entergy Arkansas filed with the APSC its 2019 formula rate plan filing to set its formula rate for the 2020 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2020 and a netting adjustment for the historical year 2018.  The total proposed formula rate plan rider revenue change designed to produce a target rate of return on common equity of 9.75% is $15.3 million, which is based upon a deficiency of approximately $61.9 million for the 2020 projected year, netted with a credit of approximately $46.6 million in the 2018 historical year netting adjustment. During 2018 Entergy Arkansas experienced higher-than expected sales volume, and actual costs were lower than forecasted.  These changes, coupled with a reduced income tax rate resulting from the Tax Cuts and Jobs Act, resulted in the credit for the historical year netting adjustment. In the fourth quarter 2018,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas recorded a provision of $35.1 million that reflected the estimate of the historical year netting adjustment that was expected to be included in the 2019 filing. In 2019, Entergy Arkansas recorded additional provisions totaling $11.5 million to reflect the updated estimate of the historical year netting adjustment included in the 2019 filing.  In October 2019 other parties in the proceeding filed their errors and objections requesting certain adjustments to Entergy Arkansas’s filing that would reduce or eliminate Entergy Arkansas’s proposed revenue change. Entergy Arkansas filed its response addressing the requested adjustments in October 2019. In its response, Entergy Arkansas accepted certain of the adjustments recommended by the General Staff of the APSC that would reduce the proposed formula rate plan rider revenue change to $14 million. Entergy Arkansas disputed the remaining adjustments proposed by the parties. In October 2019, Entergy Arkansas filed a unanimous settlement agreement with the other parties in the proceeding seeking APSC approval of a revised total formula rate plan rider revenue change of $10.1 million. In its July 2019 formula rate plan filing, Entergy Arkansas proposed to recover an $11.2 million regulatory asset, amortized over five years, associated with specific costs related to the potential construction of scrubbers at the White Bluff plant. Although Entergy Arkansas does not concede that the regulatory asset lacks merit, for purposes of reaching a settlement on the total formula rate plan rider amount, Entergy Arkansas agreed not to include the White Bluff scrubber regulatory asset cost in the 2019 formula rate plan filing or future filings. Entergy Arkansas recorded a write-off in 2019 of the $11.2 million White Bluff scrubber regulatory asset. In December 2019 the APSC approved the settlement as being in the public interest and approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2020.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2016 Formula Rate Plan Filing

In May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. The evaluation report reflected an earned return on common equity of 9.84%. As such, no adjustment to base formula rate plan revenue was required. Adjustments, however, were required under the formula rate plan; the 2016 formula rate plan evaluation report showed a decrease in formula rate plan revenue of approximately $16.9 million, comprised of a decrease in legacy Entergy Louisiana formula rate plan revenue of $3.5 million, a decrease in legacy Entergy Gulf States Louisiana formula rate plan revenue of $9.7 million, and a decrease in incremental formula rate plan revenue of $3.7 million. Additionally, the formula rate plan evaluation report called for a decrease of $40.5 million in the MISO cost recovery revenue requirement from $46.8 million to $6.3 million. Rates reflecting these adjustments were implemented with the first billing cycle of September 2017, subject to refund. In September 2017 the LPSC staff issued its report indicating that no changes to Entergy Louisiana’s original formula rate plan evaluation report were required but reserved for several issues, including Entergy Louisiana’s September 2017 update to its formula rate plan evaluation report.  In July 2018, Entergy Louisiana and the LPSC staff filed an unopposed joint report setting forth a correction to the annualization calculation, the effect of which was a net $3.5 million revenue requirement reduction and indicating that there are no outstanding issues with the 2016 formula rate plan report, the supplemental report, or the interim updates.  In September 2018 the LPSC approved the unopposed joint report.

Formula Rate Plan Extension Through 2019 Test Year

In August 2017, Entergy Louisiana filed a request with the LPSC seeking to extend its formula rate plan for three years (2017-2019) with limited modifications of its terms.  In April 2018 the LPSC approved an unopposed joint motion filed by Entergy Louisiana and the LPSC staff that settled the matter and extended the formula rate plan for three years, providing for rates through at least August 2021. In addition to retaining the major features of the traditional formula rate plan, substantive features of the extended formula rate plan include:

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

Entergy Louisiana has indicated its intent to seek an extension of its formula rate plan on terms similar to the existing terms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

2018 Formula Rate Plan Filing

In May 2019, Entergy Louisiana filed its formula rate plan evaluation report for its 2018 calendar year operations. The 2018 test year evaluation report produced an earned return on common equity of 10.61% leading to a base rider formula rate plan revenue decrease of $8.9 million. While base rider formula rate plan revenue will decrease as a result of this filing, overall formula rate plan revenues will increase by approximately $118.7 million. This outcome is primarily driven by a reduction to the credits previously flowed through the tax reform adjustment mechanism and an increase in the transmission recovery mechanism, partially offset by reductions in the additional capacity mechanism revenue requirements and extraordinary cost items. The filing is subject to review by the LPSC. Resulting rates were implemented in September 2019, subject to refund.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Investigation of Costs Billed by Entergy Services

In November 2018 the LPSC issued a notice of proceeding initiating an investigation into costs incurred by Entergy Services that are included in the retail rates of Entergy Louisiana. As stated in the notice of proceeding, the LPSC observed an increase in capital construction-related costs incurred by Entergy Services. Discovery was issued and included efforts to seek highly detailed information on a broad range of matters unrelated to the scope of the audit. There has been no further activity in the investigation since May 2019.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

2017 Rate Stabilization Plan Filing

In January 2018, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2017.  The filing of the evaluation report for the test year 2017 reflected an earned return on common equity of 9.06%.  This earned return is below the earnings sharing band of the rate stabilization plan and results in a rate increase of $0.1 million.  Due to the enactment in late-December 2017 of the Tax Cuts and Jobs Act, Entergy Louisiana did not have adequate time to reflect the effects of this tax legislation in the rate stabilization plan.  In April 2018, Entergy Louisiana filed a supplemental evaluation report for the test year ended September 2017, reflecting the effects of the Tax Act, including a proposal to use the unprotected excess accumulated deferred income taxes to offset approximately $1.4 million of storm restoration deferred operation and maintenance costs incurred by Entergy Louisiana in connection with the August 2016 flooding disaster in its gas service area. The supplemental filing reflects an earned return on common equity of 10.79%. As-filed rates from the supplemental filing were implemented, subject to refund, with customers receiving a cost reduction of approximately $0.7 million effective with bills rendered on and after the first billing cycle of May 2018, as well as a $0.2 million reduction in the gas infrastructure rider effective with bills rendered on and after the first billing cycle of July 2018. In October 2019 the LPSC staff issued its report finding that Entergy Louisiana’s filing complied with the terms of the rate stabilization plan but recommending an additional refund of $0.7 million related to the Tax Act. A procedural schedule has not been established.

2018 Rate Stabilization Plan Filing

In January 2019, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2018. The filing of the evaluation report for the test year 2018 reflected an earned return on common equity of 2.69%. This earned return is below the earning sharing band of the gas rate stabilization plan and results in a rate increase of $2.8 million. Entergy Louisiana made a compliance filing in April 2019 and rates were implemented during the first billing cycle of May 2019, subject to refund and final LPSC review. The proceeding is currently in its discovery phase.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Gas Rate Stabilization Plan Extension Request

In August 2019, Entergy Louisiana submitted an application to the LPSC seeking extension of the gas rate stabilization plan for the 2019-2021 test years on the same terms as those approved for the 2018 test year. The LPSC established a procedural schedule to address this request with a hearing scheduled in May 2020. Entergy Louisiana and the LPSC staff recently submitted a joint stipulation that recommends approval of the requested extension with certain modifications to the current terms, including a 9.8% evaluation period cost rate for common equity and provisions for the return of the excess accumulated deferred income tax to customers on a dollar for dollar basis in a manner consistent with IRS normalization rules. The LPSC approved the joint stipulation in January 2020.

2019 Rate Stabilization Plan Filing

In January 2020, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2019. The filing of the evaluation report for the test year 2019 reflected an earned return on common equity of 10.78%. This earned return exceeds the earning sharing band of the gas rate stabilization plan leading to a rate reduction of approximately $256 thousand.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

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

In October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism in the formula rate plan, the interim capacity rate adjustment mechanism, to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity acquisitions, such as the Sunflower Solar Facility, that are approved by the MPSC. In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism, which Entergy Mississippi began billing in January 2020. The MPSC must approve recovery through the interim capacity rate adjustment for each new resource. In addition, the MPSC approved revisions to the formula rate plan which allows Entergy Mississippi to begin billing rate adjustments effective April 1 of the filing year on a temporary basis subject to refund or credit to customers, subject to final MPSC order. The MPSC also authorized Entergy Mississippi to remove vegetation management costs from the formula rate plan and recover these costs through the establishment of a vegetation management rider.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In March 2019, Entergy Mississippi submitted its formula rate plan 2019 test year filing and 2018 look-back filing showing Entergy Mississippi’s earned return for the historical 2018 calendar year to be above the formula rate plan bandwidth and projected earned return for the 2019 calendar year to be below the formula rate plan bandwidth. The 2019 test year filing shows a $36.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.94% return on rate base, within the formula rate plan bandwidth. The 2018 look-back filing compares actual 2018 results to the approved benchmark return on rate base and shows a $10.1 million interim decrease in formula rate plan revenues is necessary. In the fourth quarter 2018, Entergy Mississippi recorded a provision of $9.3 million that reflected the estimate of the difference between the 2018 expected earned rate of return on rate base and an established performance-adjusted benchmark rate of return under the formula rate plan performance-adjusted bandwidth mechanism. In the first quarter 2019, Entergy Mississippi recorded a $0.8 million increase in the provision to reflect the amount shown in the look-back filing. In June 2019, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed that the 2019 test year filing showed that a $32.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.93% return on rate base, within the formula rate plan bandwidth. Additionally, pursuant to the joint stipulation, Entergy Mississippi’s 2018 look-back filing reflected an earned return on rate base of 7.81% in calendar year 2018 which is above the look-back benchmark return on rate base of 7.13%, resulting in an $11 million decrease in formula rate plan revenues on an interim basis through May 2020. In the second quarter 2019, Entergy Mississippi recorded an additional $0.9 million increase in the provision to reflect the $11 million shown in the look-back filing. In June 2019 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2019.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  The rate settlement provided an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provided a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs. In January 2015 the City Council approved funding for the Energy Smart program from April 2015 through March 2017 using the remainder of the approximately $12.8 million of 2014 rough production cost equalization funds, with any remaining costs being recovered through the fuel adjustment clause. This funding methodology was modified in November 2015 when the City Council directed Entergy New Orleans to use a combination of guaranteed customer savings related to a prior agreement with the City Council and rough production cost equalization funds to cover program costs prior to recovering any costs through the fuel adjustment clause. In April 2017 the City Council approved an implementation plan for the Energy Smart program from April 2017 through December 2019. The City Council directed that the $11.8 million balance reported for Energy Smart funds be used to continue funding the program for Entergy New Orleans’s legacy customers and that the Energy Smart Algiers program continue to be funded through the Algiers fuel adjustment clause, until additional customer funding is required for the legacy customers. In September 2017, Entergy New Orleans filed a supplemental plan and proposed several options for an interim cost recovery mechanism necessary to recover program costs during the period between when existing funds directed to Energy Smart programs are depleted and when new rates from the 2018 combined rate case, which includes a cost recovery mechanism for Energy Smart funding, take effect. In December 2017 the City Council approved an energy efficiency cost recovery rider as an interim funding mechanism for Energy Smart, subject to verification that no additional funding sources exist. In June 2018 the City Council also approved a resolution recommending that Entergy New Orleans allocate approximately $13.5 million of benefits resulting from the Tax Act to Energy Smart. In December 2019, Entergy New Orleans filed an application with the City Council seeking approval of an implementation plan for the Energy Smart program from April 2020 through December 2022. Entergy New Orleans proposed to recover the costs of the program through mechanisms previously approved by the City Council or through the energy efficiency cost recovery rider, which was approved in the 2018 combined rate case resolution. In January 2020 the City Council’s advisors recommended that the City Council allow Entergy New Orleans to earn a utility performance incentive of 7% of Energy Smart costs for each year in which Entergy New Orleans achieves 100% of the City Council’s savings targets for Energy Smart. The City Council is expected to decide on the matter in February 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In September 2018, Entergy New Orleans filed an electric and gas base rate case with the City Council. The filing requested a 10.5% return on equity for electric operations with opportunity to earn a 10.75% return on equity through a performance adder provision of the electric formula rate plan in subsequent years under a formula rate plan and requested a 10.75% return on equity for gas operations. The proposed electric rates in the revised filing reflect a net reduction of $20.3 million. The reduction in electric rates includes a base rate increase of $135.2 million, of which $131.5 million is associated with moving costs currently collected through fuel and other riders into base rates, plus a request for an advanced metering surcharge to recover $7.1 million associated with advanced metering infrastructure, offset by a net decrease of $31.1 million related to fuel and other riders. The filing also included a proposed gas rate decrease of $142 thousand. Entergy New Orleans’s rates reflected the inclusion of federal income tax reductions due to the Tax Act and the provisions of a previously-approved agreement in principle determining how the benefits of the Tax Act would flow. Entergy New Orleans included cost of service studies for electric and gas operations for the twelve months ended December 31, 2017 and the projected twelve months ending December 31, 2018. In addition, Entergy New Orleans included capital additions expected to be placed into service for the period through December 31, 2019. Entergy New Orleans based its request for a change in rates on the projected twelve months ending December 31, 2018.

The filing’s major provisions included: (1) a new electric rate structure, which realigns the revenue requirement associated with capacity and long-term service agreement expense from certain existing riders to base revenue, provides for the recovery of the cost of advanced metering infrastructure, and partially blends rates for Entergy New Orleans’s customers residing in Algiers with customers residing in the remainder of Orleans Parish through a three-year phase-in; (2) contemporaneous cost recovery riders for investments in energy efficiency/demand response, incremental changes in capacity/long-term service agreement costs, grid modernization investment, and gas infrastructure replacement investment; and (3) formula rate plans for both electric and gas operations. In February 2019 the City Council’s advisors and several intervenors filed testimony in response to Entergy New Orleans’s application. The City Council’s advisors recommended, among other things, overall rate reductions of approximately $33 million in electric rates and $3.8 million in gas rates. Certain intervenors recommended overall rate reductions of up to approximately $49 million in electric rates and $5 million in gas rates. An evidentiary hearing was held in June 2019, and the record and post-hearing briefs were submitted in July 2019.

In October 2019 the City Council’s Utility Committee approved a resolution for a change in electric and gas rates for consideration by the full City Council that included a 9.35% return on common equity, an equity ratio of the lesser of 50% or Entergy New Orleans’s actual equity ratio, and a total reduction in revenues that Entergy New Orleans initially estimated to be approximately $39 million ($36 million electric; $3 million gas). At its November 7, 2019 meeting, the full City Council approved the resolution that had previously been approved by the City Council’s Utility Committee. Based on the approved resolution, in the fourth quarter 2019 Entergy New Orleans recorded an accrual of $10 million that reflects the estimate of the revenue billed in 2019 to be refunded to customers in 2020 based on an August 2019 effective date for the rate decrease. Entergy New Orleans also recorded a total of $12 million in regulatory assets for rate case costs and information technology costs associated with integrating Algiers customers with Entergy New Orleans’s legacy system and records. Entergy New Orleans also transferred $10 million of retired general plant costs to a regulatory asset to be recovered over a 20-year period.

The resolution directed Entergy New Orleans to submit a compliance filing within 30 days of the date of the resolution to facilitate the eventual implementation of rates, including all necessary calculations and conforming rate schedules and riders. The electric formula rate plan rider includes, among other things, 1) a provision for forward-looking adjustments to include known and measurable changes realized up to 12 months after the evaluation period; 2) a decoupling mechanism; and 3) recognition that Entergy New Orleans is authorized to make an in-service adjustment to the formula rate plan to include the non-fuel cost of the New Orleans Power Station in rates, unless the two pending appeals in the New Orleans Power Station proceeding have not concluded. Under this circumstance, Entergy New Orleans shall be permitted to defer the New Orleans Power Station non-fuel costs, including the cost of capital, until Entergy New Orleans commences non-fuel cost recovery. After taking into account the requirements for submission of the compliance filing, the total annual revenue requirement reduction required by the resolution was refined to approximately $45 million ($42 million electric, including $29 million in rider reductions; $3 million gas). In January

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020 the City Council’s advisors found that the rates calculated by Entergy New Orleans and reflected in the December 2019 compliance filing should be implemented, except with respect to the City Council-approved energy efficiency cost recovery rider, which rider calculation should take into account events to be determined by the City Council in the future. Also in response to the resolution, Entergy New Orleans filed timely a petition for appeal and judicial review and for stay of or injunctive relief alleging that the resolution is unlawful in failing to produce just and reasonable rates. Based on the general acceptance of Entergy New Orleans’s compliance filing, however, during the pendency of its appeal Entergy New Orleans expects to implement the compliance filing rates in April 2020. A hearing on the requested injunction was scheduled in Civil District Court for February 2020, but by joint motion of the City Council and Entergy New Orleans, the Civil District Court issued an order for a limited remand to the City Council to consider a potential agreement in principle/stipulation at its February 20, 2020 meeting. On February 17, 2020, Entergy New Orleans filed with the City Council an agreement in principle between Entergy New Orleans and the City Council’s advisors. On February 20, 2020, the full City Council voted to approve the proposed agreement in principle and issued a resolution modifying the required treatment of certain accumulated deferred income taxes. As a result of the agreement in principle, the total annual revenue requirement reduction will be approximately $45 million ($42 million electric, including $29 million in rider reductions; and $3 million gas). As a result, Entergy New Orleans will fully implement new rates by April 2020. The merits of the appeal will be subject to a separate procedural schedule issued by the Civil District Court.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In October 2018 the parties filed an unopposed settlement resolving all issues in the proceeding and a motion for interim rates effective for usage on and after October 17, 2018. The unopposed settlement reflects the following terms: a base rate increase of $53.2 million (net of costs realigned from riders and including updated depreciation rates), a $25 million refund to reflect the lower federal income tax rate applicable to Entergy Texas from January 25, 2018 through the date new rates are implemented, $6 million of capitalized skylining tree hazard costs will not be recovered from customers, $242.5 million of protected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through base rates under the average rate assumption method over the lives of the associated assets, and $185.2 million of unprotected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through a rider. The unprotected excess accumulated deferred income taxes rider will include carrying charges and will be in effect over a period of 12 months for large customers and over a period of four years for other customers. The settlement also provides for the deferral of $24.5 million of costs associated with the remaining book value of the Neches and Sabine 2 plants, previously taken out of service, to be recovered over a ten-year period and the deferral of $20.5 million of costs associated with Hurricane Harvey to be recovered over a 12-year period, each beginning in October 2018. The settlement provides final resolution of all issues in the matter, including those related to the Tax Act. In October 2018 the ALJ granted the unopposed motion for interim rates to be effective for service rendered on or after October 17, 2018. In December 2018 the PUCT issued an order approving the unopposed settlement.

In January 2019, Entergy Texas filed for recovery of rate case expenses totaling $7.2 million. The amounts requested primarily include internal and external expenses related to litigating the 2018 base rate case. Parties filed testimony in April 2019 recommending a disallowance ranging from $3.2 million to $4.2 million of the $7.2 million requested. In May 2019, Entergy Texas filed rebuttal testimony responding to the parties’ positions. In September 2019 an order was issued abating the procedural schedule and scheduled hearing to allow the finalization of a settlement in principle reached among the parties. The settlement provides for a black box disallowance of $1.4 million. In the third quarter 2019, Entergy Texas recorded a provision for the 2018 base rate case expenses based on the settlement in principle. In October 2019 the settlement was filed for review by the PUCT. In February 2020 the PUCT approved the settlement.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In December 2018, Entergy Texas filed with the PUCT a request to set a new TCRF rider. The proposed new TCRF rider is designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and September 30, 2018. In April 2019 parties filed testimony proposing a load growth adjustment, which would fully offset Entergy Texas’s proposed TCRF revenue requirement. In July 2019 the PUCT granted Entergy Texas’s application as filed to begin recovery of the requested $2.7 million annual revenue requirement, rejecting opposing parties’ proposed adjustment; however, the PUCT found that the question of prudence of the actual investment costs should be determined in Entergy Texas’s next rate case similar to the procedure used for the costs recovered through the DCRF rider. In October 2019 the PUCT issued an order on a motion for rehearing, clarifying and affirming its prior order granting Entergy Texas’s application as filed. Also in October 2019 a second motion for rehearing was filed, and Entergy Texas filed a response in opposition to the motion. The second motion for rehearing was overruled by operation of law. In December 2019, Texas Industrial Energy Consumers filed an appeal to the PUCT order in district court alleging that the PUCT erred in declining to apply a load growth adjustment.

In August 2019, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed new TCRF rider is designed to collect approximately $19.4 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and June 30, 2019, which is $16.7 million in incremental annual revenue above the $2.7 million approved in the prior pending TCRF proceeding. In November 2019, Entergy Texas filed an unopposed stipulation and settlement agreement providing for recovery of the requested revenue requirement. In January 2020 the PUCT issued an order approving the unopposed settlement.

Advanced Metering Infrastructure (AMI) Filings

Entergy Arkansas

In September 2016, Entergy Arkansas filed an application seeking a finding from the APSC that Entergy Arkansas’s deployment of AMI is in the public interest. Entergy Arkansas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Arkansas’s modernized power grid. The filing included an estimate of implementation costs for AMI of $208 million and identified a number of quantified and unquantified benefits. Entergy Arkansas proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which began in January 2019. Deployment of the communications network began in 2018. In October 2017 the APSC issued an order finding that Entergy Arkansas’s AMI deployment is in the public interest and approving the settlement agreement subject to a minor modification. Entergy Arkansas is recovering the AMI deployment costs and the quantified benefits through its formula rate plan. Entergy Arkansas will

Entergy Corporation and Subsidiaries
Notes to Financial Statements

recover the undepreciated balance of its existing meters through a regulatory asset to be amortized over 15 years, as approved by the APSC.

Entergy Louisiana

In November 2016, Entergy Louisiana filed an application seeking a finding from the LPSC that Entergy Louisiana’s deployment of advanced electric and gas metering infrastructure is in the public interest. Entergy Louisiana proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Louisiana’s modernized power grid. The filing included an estimate of implementation costs for AMI of $330 million and identified a number of quantified and unquantified benefits. Entergy Louisiana proposed a 15-year useful life for the new advanced meters, the three-year deployment of which began in 2019. Deployment of the communications network began in 2018. Entergy Louisiana proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022. The parties reached an uncontested stipulation permitting implementation of Entergy Louisiana’s proposed AMI system, with modifications to the proposed customer charge. In July 2017 the LPSC approved the stipulation. Entergy Louisiana will recover the undepreciated balance of its existing meters through a regulatory asset to be amortized at current depreciation rates, as approved by the LPSC.

Entergy Mississippi

In November 2016, Entergy Mississippi filed an application seeking an order from the MPSC granting a certificate of public convenience and necessity and finding that Entergy Mississippi’s deployment of AMI is in the public interest. Entergy Mississippi proposed to replace existing meters with advanced meters that enable two-way data communication; to design and build a secure and reliable network to support such communications; and to implement support systems. AMI is intended to serve as the foundation of Entergy Mississippi’s modernized power grid. The filing included an estimate of implementation costs for AMI of $132 million and identified a number of quantified and unquantified benefits. Entergy Mississippi proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which began in 2019. Deployment of the communications network began in 2018. Entergy Mississippi proposed to include the AMI deployment costs and the quantified benefits in existing rate mechanisms, primarily through future formula rate plan filings and/or future energy cost recovery rider schedule re-determinations, as applicable. In May 2017 the Mississippi Public Utilities Staff and Entergy Mississippi entered into and filed a joint stipulation supporting Entergy Mississippi’s filing, and the MPSC issued an order approving the filing without material changes, finding that Entergy Mississippi’s deployment of AMI is in the public interest and granting a certificate of public convenience and necessity. The MPSC order also confirmed that Entergy Mississippi shall continue to include in rate base the remaining book value of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. In June 2018, as part of the order approving the joint stipulation between the Mississippi Public Utilities Staff and Entergy Mississippi addressing Entergy Mississippi’s 2018 formula rate plan evaluation report and the ratemaking effects of the Tax Act, the MPSC approved the acceleration of the recovery of substantially all of Entergy Mississippi’s existing customer meters in anticipation of AMI deployment.

Entergy New Orleans

In October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Entergy New Orleans proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems.  AMI is intended to serve as the foundation of Entergy New Orleans’s modernized power grid.  The filing included an estimate of implementation costs for AMI of $75 million and identified a number of quantified and unquantified benefits.  Entergy New Orleans proposed a 15-year depreciable life for the new advanced meters.  Deployment of the information technology infrastructure began in 2017 and deployment of the communications network began in 2018.  Entergy New Orleans proposed to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022.  The City Council’s advisors filed testimony in May 2017 recommending the adoption of AMI subject to certain modifications, including the denial of Entergy New Orleans’s proposed customer charge as a cost recovery mechanism. In January 2018 a settlement was reached between the City Council’s advisors and Entergy New Orleans. In February 2018 the City Council approved the settlement, which deferred cost recovery to the 2018 Entergy New Orleans rate case, but also stated that an adjustment for 2018-2019 AMI costs can be filed in the rate case and that, for all subsequent AMI costs, the mechanism to be approved in the 2018 rate case will allow for the timely recovery of such costs. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to explore the options for accelerating the deployment of AMI. In June 2018 the City Council approved a one-year acceleration of AMI in its service area for an incremental $4.4 million. Entergy New Orleans began deployment of AMI during the first quarter of 2019 and expects to complete deployment by the end of 2020. Entergy New Orleans will recover the undepreciated balance of its existing meters through a regulatory asset to be amortized on a straight-line basis over 12 years, as approved by the City Council.

Entergy Texas

In April 2017 the Texas legislature enacted legislation that extends statutory support for AMI deployment to Entergy Texas and directs that if Entergy Texas elects to deploy AMI, it shall do so as rapidly as practicable. In July 2017, Entergy Texas filed an application seeking an order from the PUCT approving Entergy Texas’s deployment of AMI. Entergy Texas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Texas’s modernized power grid. The filing included an estimate of implementation costs for AMI of $132 million and identified a number of quantified and unquantified benefits. Entergy Texas proposed a seven-year depreciable life for the new advanced meters. Entergy Texas also proposed a surcharge tariff to recover the reasonable and necessary costs it has and will incur under the deployment plan for the full deployment of advanced meters. Further, Entergy Texas sought approval of fees that would be charged to customers who choose to opt out of receiving service through an advanced meter and instead receive electric service with a non-standard meter. In October 2017, Entergy Texas and other parties entered into and filed an unopposed stipulation and settlement agreement permitting deployment of AMI with limited modifications. The PUCT approved the stipulation and settlement agreement in December 2017. Entergy Texas implemented the AMI surcharge tariff beginning with January 2018 bills. As of December 31, 2019, Entergy Texas has a regulatory liability related to the collection of the surcharge from customers. Consistent with the approval, deployment of the communications network began in 2018 and the three-year deployment of the advanced meters began in 2019. Entergy Texas will recover the undepreciated balance of its existing meters through a regulatory asset to be amortized at current depreciation rates, as approved by the PUCT.

System Agreement Cost Equalization Proceedings

Prior to final termination of the System Agreement in 2016, the Utility operating companies engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of that agreement.  Entergy Arkansas terminated participation in the System Agreement in December 2013. Entergy Mississippi terminated participation in the System Agreement in November 2015. The System Agreement terminated with respect to the remaining participants in August 2016.

Although the System Agreement has terminated, certain of the Utility operating companies’ retail regulators continue to pursue litigation involving the System Agreement at the FERC and in federal courts.  The proceedings include challenges to the allocation of costs as defined by the System Agreement and to other matters.

In June 2005 the FERC issued a decision in System Agreement litigation that had been commenced by the LPSC, and essentially affirmed its decision in a December 2005 order on rehearing.  The decision included, among other things:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In October 2011 the FERC issued an order addressing the D.C. Circuit remand on the two issues.  On the first issue, the FERC concluded that it did have the authority to order refunds, but decided that it would exercise its equitable discretion and not require refunds for the 20-month period from September 13, 2001 - May 2, 2003.  Because the ruling on refunds relied on findings in a separate FERC proceeding, the FERC concluded that this refund ruling would be held in abeyance pending the outcome of the rehearing requests in the other proceeding.  On the second issue, the FERC reversed its prior decision and ordered that the prospective bandwidth remedy begin on June 1, 2005 (the date of its initial order in the proceeding) rather than January 1, 2006, as it had previously ordered.  Pursuant to the October 2011 order, Entergy was required to calculate bandwidth payments for the period June - December 2005 utilizing the bandwidth formula tariff prescribed by the FERC that was filed in a December 2006 compliance filing and accepted by the FERC in an April 2007 order.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the payment can be recovered from retail customers through the production cost allocation rider, subject to refund.  The LPSC and the APSC requested rehearing of the FERC’s October 2011 order.

In February 2014 the FERC issued a rehearing order addressing its October 2011 order. The FERC denied the LPSC’s request for rehearing on the issues of whether the bandwidth remedy should be made effective earlier than June 1, 2005, and whether refunds should be ordered for the 20-month refund effective period. The FERC granted the LPSC’s rehearing request on the issue of interest on the bandwidth payments/receipts for the June - December 2005 period, requiring that interest be accrued from June 1, 2006 until the date those bandwidth payments/receipts are made. Also in February 2014 the FERC issued an order rejecting the December 2011 compliance filing that calculated the bandwidth payments/receipts for the June - December 2005 period. The FERC order required a new compliance filing that calculates the bandwidth payments/receipts for the June - December 2005 period based on monthly data for the seven individual months including interest pursuant to the February 2014 rehearing order. Entergy sought rehearing of the February 2014 order with respect to the FERC’s determinations regarding interest. In April 2014 the LPSC filed a petition for review of the FERC’s October 2011 and February 2014 orders with the U.S. Court of Appeals for the D.C. Circuit. In August 2017 the D.C. Circuit issued a decision denying the LPSC’s appeal of the FERC’s October 2011 and February 2014 orders. On the issue of the FERC’s implementation of the prospective remedy as of June 2005 and whether the bandwidth remedy should be extended for an additional 17 months in years 2004-2005, the D.C. Circuit affirmed the FERC’s implementation of the remedy and denied the LPSC’s appeal. On the issue of whether the operating companies should be required to issue refunds for the 20-month period from September 2001 to May 2003, the D.C. Circuit granted the FERC’s request for agency reconsideration and remanded that issue back to the FERC for further proceedings as requested by all parties to the appeal. In response to the D.C. Circuit’s remand, various parties filed briefs with the FERC addressing whether the FERC should require the Utility operating companies to issue refunds for the 20-month refund period from September 2001 to May 2003. The LPSC argued in favor of such remands and Entergy has opposed the LPSC’s request. In an order issued in November 2019, the FERC ruled that refunds are not appropriate for the 20-month refund period.

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

These payments were made in May 2014. The LPSC, City Council, and APSC filed protests.

The hearing on the bandwidth calculation for the seven months June 1, 2005 through December 31, 2005 occurred in July 2016. The presiding judge issued an initial decision in November 2016. In the initial decision, the presiding judge agreed with the Utility operating companies’ position that: (1) interest on the bandwidth payments for the 2005 test period should be accrued from June 1, 2006 until the date that the bandwidth payments for that calculation are paid, which is consistent with how the Utility operating companies performed the calculation; and (2) a portion of Entergy Louisiana’s 2001-vintage Louisiana state net operating loss accumulated deferred income tax that results from the Vidalia tax deduction should be excluded from the 2005 test period bandwidth calculation. Various participants filed briefs on exceptions or briefs opposing exceptions, or both, related to the initial decision, including the LPSC, the APSC, the FERC trial staff, and Entergy Services. In May 2018 the FERC issued an order affirming the initial decision and ordered a comprehensive recalculation of the bandwidth payments/receipts for the seven months June 1,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2005 through December 31, 2005 and a recalculation of the 2006 and 2007 test years as a result of limited revisions. Entergy filed the comprehensive recalculation of the bandwidth payments/receipts for the seven months June 1, 2005 through December 31, 2005 and the 2006 and 2007 test years in July 2018. The filing shows the additional following payments and receipts among the Utility operating companies:

Payments (Receipts)
(In Millions)
Entergy Arkansas	($4)
Entergy Louisiana	($23)
Entergy Mississippi	$16
Entergy New Orleans	$5
Entergy Texas	$6

These payments were made in July 2018. In May 2019, the FERC accepted the July 2018 compliance filing, and the LPSC sought rehearing of that decision in June 2019. In December 2019 the FERC denied the LPSC’s request for rehearing, and the LPSC appealed the FERC’s prior orders to the D.C. Circuit in January 2020.

In the course of these proceedings the FERC rejected the APSC’s protest that Entergy Arkansas should not be subject to the 2014 compliance filing because Entergy Arkansas would be making the payments during a period following its exit from the System Agreement. In January 2018 the D.C. Circuit affirmed the FERC decision that Entergy Arkansas was subject to the compliance filing.

Rough Production Cost Equalization Rates

Each May from 2007 through 2016 Entergy filed with the FERC the rates to implement the FERC’s orders in the System Agreement proceeding.  These filings showed the following payments/receipts among the Utility operating companies were necessary to achieve rough production cost equalization as defined by the FERC’s orders:

	Payments (Receipts)
	2007	2008	2009	2010	2011	2012	2013	2014
	(In Millions)
Entergy Arkansas	$278	$252	$390	$47	$77	$41	$—	$—
Entergy Louisiana	($203)	($160)	($247)	($25)	($12)	($41)	$—	$—
Entergy Mississippi	($34)	($20)	($24)	($21)	($40)	$—	$—	$—
Entergy New Orleans	$—	($7)	$—	($1)	($25)	$—	($15)	($15)
Entergy Texas	($41)	($65)	($119)	$—	$—	$—	$15	$15

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following rough production cost equalization rate proceedings are still ongoing.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order arguing that payments made by Entergy Arkansas should be reduced as a result of the timing of the LPSC’s approval of certain contracts. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order. In September 2017 the FERC issued an order denying the request for rehearing on the issue of whether any payments by Entergy Arkansas to the other Utility operating companies should be reduced due to the timing of the LPSC’s approval of Entergy Arkansas’s wholesale baseload contract with Entergy Louisiana. In November 2017 the FERC issued an order denying all of the remaining requests for rehearing of the April 2016 order. In November 2017, Entergy Services filed a petition for review in the D.C. Circuit of the FERC’s orders in the first two phases of the opportunity sales case. In December 2017 the D.C. Circuit granted Entergy Services’ request to hold the appeal in abeyance pending final resolution of the related proceeding before the FERC. In January 2018 the APSC and the LPSC filed separate petitions for review in the D.C. Circuit, and the D.C. Circuit consolidated the appeals with Entergy Services’ appeal and held all of the appeals in abeyance pending final resolution of the related proceeding before the FERC.

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

In October 2018 the FERC issued an order addressing the ALJ’s July 2017 initial decision. The FERC reversed the ALJ’s decision to cap the reduction in Entergy Arkansas’s payment to account for the increased bandwidth payments that Entergy Arkansas made to the other operating companies. The FERC also reversed the ALJ’s decision that Grand Gulf sales from January through September 2000 should be included in the calculation of Entergy Arkansas’s payment. The FERC affirmed on other grounds the ALJ’s rejection of the LPSC’s claim that certain joint account sales should be accounted for as part of the calculation of Entergy Arkansas’s payment. In November 2018 the LPSC requested rehearing of the FERC’s October 2018 decision. In December 2019 the FERC denied the LPSC’s request for rehearing.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In February 2019 the LPSC filed a new complaint relating to two issues that were raised in the opportunity sales proceeding, but that, in its October 2018 order, the FERC held were outside the scope of the proceeding. In March 2019, Entergy Services filed an answer and motion to dismiss the new complaint. In November 2019 the FERC issued an order denying the LPSC’s complaint. The order concluded that the settlement agreement approved by FERC in December 2015 terminating the System Agreement barred the LPSC’s new complaint.

In May 2019, Entergy Arkansas filed an application and supporting testimony with the APSC requesting approval of a special rider tariff to recover the costs of these payments from its retail customers over a 24-month period.  The application requested that the APSC approve the rider to take effect within 30 days or, if suspended by the APSC as allowed by commission rule, approve the rider to take effect in the first billing cycle of the first month occurring 30 days after issuance of the APSC’s order approving the rider. In June 2019 the APSC suspended Entergy Arkansas’s tariff and granted Entergy Arkansas’s motion asking the APSC to establish the proceeding as the single designated proceeding in which interested parties may assert claims related to the appropriate retail rate treatment of the FERC’s October 2018 order and related FERC orders in the opportunity sales proceeding. In January 2020 the APSC adopted a procedural schedule with a hearing in April 2020. In January 2020 the Attorney General and Arkansas Electric Energy Consumers, Inc. filed a joint motion seeking to dismiss Entergy Arkansas’s application alleging that the APSC, in a prior proceeding, ruled on the issues addressed in the application and determined that Entergy Arkansas’s requested relief violates the filed rate doctrine and the prohibition against retroactive ratemaking. Entergy Arkansas responded to the joint motion in February 2020 rebutting these arguments, including demonstrating that the claims in this proceeding differ substantially from those the APSC addressed previously and that the payment resulting from a FERC tariff violation for which Entergy Arkansas seeks retail cost recovery in this proceeding differs materially from the refunds resulting from a FERC tariff amendment that the APSC previously rejected on filed rate doctrine and the retroactive ratemaking grounds. In addition, in January 2020 the Attorney General and Arkansas Electric Energy Consumers, Inc. filed testimony opposing the recovery by Entergy Arkansas of the opportunity sales payment but also claiming that certain components of the payment should be segregated and refunded to customers.

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The APSC and MPSC complaint alleges that the return on equity is unjust and unreasonable because capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017 as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. In September 2017 the FERC established a refund effective date of January 23, 2017 and directed the parties to engage in settlement proceedings before an ALJ. The parties have been unable to settle the return on equity issue and a FERC hearing judge was assigned in July 2018. The 15-month refund period in connection with the APSC/MPSC complaint expired on April 23, 2018.

In April 2018 the LPSC filed a complaint with the FERC against System Energy seeking an additional 15-month refund period.  The LPSC complaint requests similar relief from the FERC with respect to System Energy’s return on equity and also requests the FERC to investigate System Energy’s capital structure.  The APSC, MPSC, and City Council intervened in the proceeding, filed an answer expressing support for the complaint, and asked the FERC to consolidate this proceeding with the proceeding initiated by the complaint of the APSC and MPSC in January 2017. System Energy answered the LPSC complaint in May 2018 and also filed a motion to dismiss the complaint. The 15-month refund period in connection with the LPSC return on equity complaint expired on July 26, 2019.

In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing the return on equity complaint, with a refund effective date of April 27, 2018. The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The parties are required to address an order (issued in a separate proceeding involving New England transmission owners) that proposed modifying the FERC’s standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC initiated a new proceeding for the amended capital structure complaint, and System Energy submitted a response in October 2018. In January 2019 the FERC set the amended complaint for settlement and hearing proceedings. Settlement proceedings in the capital structure proceeding commenced in February 2019. As noted below, in June 2019 settlement discussions were terminated and the amended capital structure complaint was consolidated with the ongoing return on equity proceeding. The 15-month refund period in connection with the capital structure complaint is from September 24, 2018 to December 23, 2019.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Also in June 2019, the FERC’s Chief ALJ issued an order terminating settlement discussions in the amended complaint addressing System Energy’s capital structure. The ALJ consolidated the amended capital structure complaint with the ongoing return on equity proceeding and set new procedural deadlines for the consolidated hearing.

In August 2019 the LPSC and the APSC and MPSC filed rebuttal testimony in the return on equity proceeding and direct and answering testimony relating to System Energy’s capital structure. The LPSC re-argues for an authorized return on equity for System Energy of 7.81% for the first refund period and 7.97% for the second refund period. The APSC and MPSC argue for an authorized return on equity for System Energy of 8.26% for the first refund period and 8.32% for the second refund period. With respect to capital structure, the LPSC proposes that the FERC establish a hypothetical capital structure for System Energy for ratemaking purposes. Specifically, the LPSC proposes that System Energy’s common equity ratio be set to Entergy Corporation’s equity ratio of 37% equity and 63% debt. In the alternative, the LPSC argues that the equity ratio should be no higher than 49%, the composite equity ratio of System Energy and the other Entergy operating companies who purchase under the Unit Power Sales Agreement. The APSC and MPSC recommend that 35.98% be set as the common equity ratio for System Energy. As an alternative, the APSC and MPSC propose that System Energy’s common equity be set at 46.75% based on the median equity ratio of the proxy group for setting the return on equity.

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

In November 2019, in a proceeding that did not involve Entergy, the FERC issued an order addressing the methodology for determining the return on equity applicable to transmission owners in MISO. Thereafter, the participants in the System Energy proceeding agreed to amend the procedural schedule to allow the participants to file testimony addressing the order in the MISO transmission owner proceeding. Under the new schedule, the hearing in the System Energy proceeding will commence in June 2020 and the initial decision will be due in October 2020.

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

In June 2018, System Energy and Entergy Services filed a motion to dismiss and an answer to the LPSC complaint denying that System Energy’s treatment of the sale-leaseback renewal and capital additions violated the terms of the filed rate or any other FERC ratemaking, accounting, or legal requirements or otherwise constituted double recovery. The response also argued that the complaint is inconsistent with a FERC-approved settlement to which the LPSC is a party and that explicitly authorizes System Energy to recover its lease payments. Finally, the response argued that both the capital additions and the sale-leaseback renewal were prudent investments and the LPSC complaint fails to justify any disallowance or refunds. The response also offered to submit formula rate protocols for the Unit Power Sales Agreement similar to the procedures used for reviewing transmission rates under the MISO tariff. In September 2018 the FERC issued an order setting the complaint for hearing and settlement proceedings. The FERC established a refund effective date of May 18, 2018.

In February 2019 the presiding ALJ ruled that the hearing ordered by the FERC includes the issue of whether specific subcategories of accumulated deferred income tax should be included in, or excluded from, System Energy’s formula rate. In March 2019 the LPSC, MPSC, APSC and City Council filed direct testimony. The LPSC testimony seeks refunds that include the renewal lease payments (approximately $17.2 million per year since July 2015), rate base reductions for accumulated deferred income tax associated with uncertain tax positions (claimed to be approximately $334.5 million as of December 2018), and the cost of capital additions associated with the sale-leaseback interest (claimed to be approximately $274.8 million), as well as interest on those amounts. The direct testimony of the City Council and the APSC and MPSC address various issues raised by the LPSC. System Energy disputes that any refunds are owed for billings under the Unit Power Sales Agreement.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

A hearing was held before a FERC ALJ in November 2019 and the initial decision is due in April 2020.

Unit Power Sales Agreement

In August 2017, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. The filing proposes limited amendments to the Unit Power Sales Agreement to adopt (1) updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses and (2) updated nuclear decommissioning cost annual revenue requirements, both of which are recovered through the Unit Power Sales Agreement rate formula. The amendments result in lower charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. The changes were based on updated depreciation and nuclear decommissioning studies that take into account the renewal of Grand Gulf’s operating license for a term through November 1, 2044.

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

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA and there is no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collects a system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee.  Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as the billing and collection agent for the state.

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

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA, and there is no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collects a system restoration charge on behalf of the LURC

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and remits the collections to the bond indenture trustee.  Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as the billing and collection agent for the state.

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

The bonds were repaid in 2018. Entergy and Entergy Louisiana did not report the bonds issued by the LPFA on their balance sheets because the bonds are the obligation of the LPFA, and there was no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collected a system restoration charge on behalf of the LURC and remitted the collections to the bond indenture trustee.  Entergy and Entergy Louisiana did not report the collections as revenue because Entergy Louisiana was merely acting as the billing and collection agent for the state.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

Entergy Mississippi has approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeds $15 million, the collection of the storm damage provision ceases until such time that the accumulated storm damage provision becomes less than $10 million. As of July 31, 2017, the balance in Entergy Mississippi’s accumulated storm damage provision was less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with September 2017 bills. As of June 30, 2018, Entergy Mississippi’s storm damage provision balance exceeded $15 million. Accordingly, the storm damage provision was reset to zero beginning with August 2018 bills. As of May 31, 2019, Entergy Mississippi’s storm damage provision balance was less than $10 million. Accordingly, Entergy Mississippi resumed billing the monthly storm damage provision effective with July 2019 bills.

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

New Nuclear Generation Development Costs

Entergy Louisiana

Entergy Louisiana and Entergy Gulf States Louisiana were developing a project option for new nuclear generation at River Bend.  In March 2010, Entergy Louisiana and Entergy Gulf States Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  At its June 2012 meeting the LPSC voted to uphold an ALJ recommendation that the request of Entergy Louisiana and Entergy Gulf States Louisiana be declined on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  The LPSC directed that Entergy Louisiana and Entergy Gulf States Louisiana be permitted to seek recovery of these costs in their upcoming rate case filings that were subsequently filed in February 2013. In the resolution of the rate case proceeding the LPSC provided for an eight-year amortization of costs incurred in connection with the potential development of new nuclear generation at River Bend, without carrying costs, beginning in December 2014, provided, however, that amortization of these costs shall not result in a future rate increase. As of December 31, 2019, Entergy Louisiana has a regulatory asset of $21.2 million on its balance sheet related to these new nuclear generation development costs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.    INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income taxes for 2019, 2018, and 2017 for Entergy Corporation and Subsidiaries consist of the following:

	2019	2018	2017
	(In Thousands)
Current:
Federal	($14,416)	$36,848	$29,595
State	6,535	7,274	15,478
Total	(7,881)	44,122	45,073
Deferred and non-current - net	(155,956)	(1,074,416)	505,010
Investment tax credit adjustments - net	(5,988)	(6,532)	(7,513)
Income taxes	($169,825)	($1,036,826)	$542,570

Income taxes for 2019, 2018, and 2017 for Entergy’s Registrant Subsidiaries consist of the following:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($14,549)	($20,173)	($8,939)	($5,822)	$16,035	$16,256
State	(714)	(735)	5,823	1,856	663	(2,831)
Total	(15,263)	(20,908)	(3,116)	(3,966)	16,698	13,425
Deferred and non-current - net	(30,278)	147,453	34,579	4,248	(69,963)	422
Investment tax credit adjustments - net	(1,228)	(4,922)	(597)	(96)	(631)	1,502
Income taxes	($46,769)	$121,623	$30,866	$186	($53,896)	$15,349

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($23,638)	($15,841)	($11,275)	($10,813)	$16,190	($9,786)
State	(1,617)	(1,122)	(1,066)	545	3,205	(1,821)
Total	(25,255)	(16,963)	(12,341)	(10,268)	19,395	(11,607)
Deferred and non-current - net	(270,586)	(32,725)	(114,738)	7,943	(44,817)	(35,329)
Investment tax credit adjustments - net	(1,226)	(4,923)	1,306	(111)	(821)	(739)
Income taxes	($297,067)	($54,611)	($125,773)	($2,436)	($26,243)	($47,675)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	$16,086	($84,250)	($8,845)	($30,635)	$6,034	$47,674
State	9,191	1,480	(924)	(728)	310	5,314
Total	25,277	(82,770)	(9,769)	(31,363)	6,344	52,988
Deferred and non-current - net	69,753	572,988	83,501	62,946	43,102	19,243
Investment tax credit adjustments - net	(1,226)	(4,920)	187	1,695	(965)	(2,262)
Income taxes	$93,804	$485,298	$73,919	$33,278	$48,481	$69,969

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for Entergy Corporation and Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before income taxes.  The reasons for the differences for the years 2019, 2018, and 2017 are:

	2019	2018	2017
	(In Thousands)
Net income (loss) attributable to Entergy Corporation	$1,241,226	$848,661	$411,612
Preferred dividend requirements of subsidiaries	17,018	13,894	13,741
Consolidated net income (loss)	1,258,244	862,555	425,353
Income taxes	(169,825)	(1,036,826)	542,570
Income (loss) before income taxes	$1,088,419	($174,271)	$967,923
Computed at statutory rate (21% for 2019 and 2018) (35% for 2017)	$228,568	($36,597)	$338,773
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	61,791	21,398	44,179
Regulatory differences - utility plant items	(45,336)	(37,507)	39,825
Equity component of AFUDC	(30,444)	(27,216)	(33,282)
Amortization of investment tax credits	(8,093)	(8,304)	(10,204)
Flow-through / permanent differences	(2,059)	439	8,727
Tax legislation enactment (a)	—	—	560,410
Amortization of excess ADIT (a)	(205,614)	(577,082)	—
Revisions of the 2017 tax legislation enactment regulatory liability accrual, including the effect of the Entergy Texas 2018 base rate proceeding	—	(40,494)	—
Utility restructuring (b)	—	(169,918)	—
Settlement on treatment of regulatory obligations (c)	—	(52,320)	—
State income tax audit conclusion	—	(23,425)	—
IRS audit adjustment	—	(8,404)	—
Entergy Wholesale Commodities nuclear decommissioning trust restructuring (d)	—	(106,833)	—
Entergy Wholesale Commodities restructuring (d)	(173,725)	—	(373,277)
FitzPatrick disposition	—	—	(44,344)
Charitable contribution (d)	(19,101)	—	—
Net operating loss recognition	(41,427)	—	—
Provision for uncertain tax positions	7,332	24,569	8,756
Valuation allowance	59,345	2,211	—
Other - net	(1,062)	2,657	3,007
Total income taxes as reported	($169,825)	($1,036,826)	$542,570
Effective Income Tax Rate	(15.6%)	595.0%	56.1%

(a)	See “Other Tax Matters - Tax Cuts and Jobs Act” below for discussion of the amortization of excess ADIT in 2018 and 2019 and the tax legislation enactment in 2017.

(b)	See “Other Tax Matters - Entergy Arkansas and Entergy Mississippi Internal Restructuring” below for discussion of the Utility restructuring.

(c)	See “Income Tax Audits - 2012-2013 IRS Audit” below for discussion of the settlement.

(d)
See “Other Tax Matters - Entergy Wholesale Commodities Restructuring” below for discussion of the Entergy Wholesale Commodities nuclear decommissioning trust restructuring in 2018, the Entergy Wholesale Commodities restructurings in 2017 and 2019, and the charitable contribution in 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2019, 2018, and 2017 are:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$262,964	$691,537	$119,925	$52,629	$159,397	$99,120
Income taxes	(46,769)	121,623	30,866	186	(53,896)	15,349
Pretax income	$216,195	$813,160	$150,791	$52,815	$105,501	$114,469
Computed at statutory rate (21%)	$45,401	$170,764	$31,666	$11,091	$22,155	$24,039
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	15,954	42,854	5,563	3,443	360	5,134
Regulatory differences - utility plant items	(10,627)	(19,421)	(5,556)	(1,532)	(1,987)	(6,213)
Equity component of AFUDC	(3,255)	(15,545)	(1,755)	(2,088)	(5,973)	(1,829)
Amortization of investment tax credits	(1,201)	(4,871)	(160)	(88)	(617)	(1,155)
Flow-through / permanent differences	696	439	160	(741)	560	(500)
Amortization of excess ADIT (b)	(90,921)	(28,531)	203	(11,724)	(69,091)	(5,550)
Non-taxable dividend income	—	(26,795)	—	—	—	—
Provision for uncertain tax positions	(3,517)	1,519	500	1,672	430	1,300
Other - net	701	1,210	245	153	267	123
Total income taxes as reported	($46,769)	$121,623	$30,866	$186	($53,896)	$15,349
Effective Income Tax Rate	(21.6%)	15.0%	20.5%	0.4%	(51.1%)	13.4%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$252,707	$675,614	$126,078	$53,152	$162,235	$94,109
Income taxes	(297,067)	(54,611)	(125,773)	(2,436)	(26,243)	(47,675)
Pretax income	($44,360)	$621,003	$305	$50,716	$135,992	$46,434
Computed at statutory rate (21%)	($9,316)	$130,411	$64	$10,650	$28,558	$9,751
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	(794)	26,031	(1,747)	2,322	2,576	2,812
Regulatory differences - utility plant items	(14,916)	(12,604)	(4,103)	(1,502)	(1,872)	(2,510)
Equity component of AFUDC	(3,477)	(16,784)	(1,829)	(1,248)	(2,042)	(1,837)
Amortization of investment tax credits	(1,201)	(4,871)	(160)	(109)	(808)	(1,155)
Flow-through / permanent differences	570	3,203	1,893	(4,222)	1,038	2,815
Revisions of the 2017 tax legislation enactment regulatory liability accrual, including the effect of the Entergy Texas 2018 base rate proceeding (a)	933	(2,810)	(556)	884	(43,799)	(3,565)
Amortization of excess ADIT (b)	(271,570)	(104,313)	(120,831)	(9,878)	(11,519)	(58,971)
Settlement on treatment of regulatory obligations (c)	—	(52,320)	—	—	—	—
IRS audit adjustment	1,290	1,097	1,018	(96)	524	(12)
Non-taxable dividend income	—	(26,795)	—	—	—	—
Provision for uncertain tax positions	724	3,949	240	613	839	4,876
Other - net	690	1,195	238	150	262	121
Total income taxes as reported	($297,067)	($54,611)	($125,773)	($2,436)	($26,243)	($47,675)
Effective Income Tax Rate	669.7%	(8.8%)	(41,237.0%)	(4.8%)	(19.3%)	(102.7%)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$139,844	$316,347	$110,032	$44,553	$76,173	$78,596
Income taxes	93,804	485,298	73,919	33,278	48,481	69,969
Pretax income	$233,648	$801,645	$183,951	$77,831	$124,654	$148,565
Computed at statutory rate (35%)	$81,777	$280,576	$64,383	$27,241	$43,629	$51,998
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	11,586	31,927	6,202	2,842	527	5,635
Regulatory differences - utility plant items	7,220	12,168	1,356	619	5,581	12,880
Equity component of AFUDC	(6,458)	(18,020)	(3,383)	(847)	(2,353)	(2,221)
Amortization of investment tax credits	(1,201)	(4,871)	(160)	(124)	(951)	(2,896)
Flow-through / permanent differences	3,098	3,774	1,567	(3,352)	1,428	(276)
Tax legislation enactment (b)	(3,090)	217,258	3,492	6,153	2,981	(69)
Non-taxable dividend income	—	(44,658)	—	—	—	—
Provision for uncertain tax positions	200	5,700	228	600	(2,617)	4,800
Other - net	672	1,444	234	146	256	118
Total income taxes as reported	$93,804	$485,298	$73,919	$33,278	$48,481	$69,969
Effective Income Tax Rate	40.1%	60.5%	40.2%	42.8%	38.9%	47.1%

(a)	See Note 2 to the financial statements for discussion of the Entergy Texas rate case settlement.

(b)	See “Other Tax Matters - Tax Cuts and Jobs Act” below for discussion of the amortization of excess ADIT in 2018 and 2019 and the tax legislation enactment in 2017.

(c)	See “Income Tax Audits - 2012-2013 IRS Audit” below for discussion of the settlement for Entergy Louisiana.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and Subsidiaries as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($4,111,761)	($3,835,211)
Regulatory assets	(389,573)	(370,484)
Nuclear decommissioning trusts/receivables	(1,015,542)	(1,128,140)
Pension, net funding	(348,260)	(307,626)
Combined unitary state taxes	(11,519)	(9,440)
Power purchase agreements	—	(73,335)
Deferred fuel	(8,360)	(29,953)
Other	(445,378)	(248,997)
Total	(6,330,393)	(6,003,186)
Deferred tax assets:
Nuclear decommissioning liabilities	929,251	1,070,583
Regulatory liabilities	806,777	895,756
Pension and other post-employment benefits	297,272	305,736
Sale and leaseback	102,420	121,473
Compensation	87,355	86,461
Accumulated deferred investment tax credit	56,013	57,643
Provision for allowances and contingencies	126,886	135,631
Power purchase agreements	231,502	—
Unbilled/deferred revenues	(10,218)	43,762
Net operating loss carryforwards	1,133,197	628,165
Capital losses and miscellaneous tax credits	22,597	20,549
Valuation allowance	(303,307)	(243,726)
Other	289,557	125,522
Total	3,769,302	3,247,555
Non-current accrued taxes (including unrecognized tax benefits)	(1,775,638)	(1,296,928)
Accumulated deferred income taxes and taxes accrued	($4,336,729)	($4,052,559)

Entergy’s estimated tax attributes carryovers and their expiration dates as of December 31, 2019 are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration

Federal net operating losses before 1/1/2018	$9.8 billion	2023-2037
Federal net operating losses - 1/1/2018 forward	$10.7 billion	N/A
State net operating losses	$20.8 billion	2020-2039
Federal and state charitable contributions	$395.8 million	2020-2024
Miscellaneous federal and state credits	$101.1 million	2020-2038

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As a result of the accounting for uncertain tax positions, the amount of the deferred tax assets reflected in the financial statements is less than the amount of the tax effect of the federal and state net operating loss carryovers, tax credit carryovers, and other tax attributes reflected on income tax returns. Entergy evaluates the available positive and negative evidence to estimate whether sufficient future taxable income of the appropriate character will be generated to realize the benefits of existing deferred tax assets. When the evaluation indicates that Entergy will not be able to realize the existing benefits, a valuation allowance is recorded to reduce deferred tax assets to the realizable amount.

Because it is more likely than not that the benefit from certain state net operating loss and other deferred tax assets will not be utilized, valuation allowances totaling $303 million as of December 31, 2019 and $244 million as of December 31, 2018 have been provided on the deferred tax assets related to federal and state jurisdictions in which Entergy does not currently expect to be able to utilize certain separate company tax return attributes, preventing realization of such deferred tax assets.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2019 and 2018 are as follows:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($979,033)	($1,987,025)	($565,202)	($133,073)	($551,365)	($380,594)
Regulatory assets	(170,949)	(79,117)	(10,528)	(16,867)	(59,745)	(52,662)
Nuclear decommissioning trusts/receivables	(120,306)	(113,830)	—	—	—	(100,621)
Pension, net funding	(102,685)	(98,743)	(27,325)	(11,859)	(19,961)	(21,609)
Deferred fuel	—	(2,637)	(609)	(666)	(4,380)	(55)
Other	(82,682)	(94,139)	(27,905)	(25,909)	2,059	(7,350)
Total	(1,455,655)	(2,375,491)	(631,569)	(188,374)	(633,392)	(562,891)
Deferred tax assets:
Regulatory liabilities	250,410	283,507	53,421	33,258	65,602	121,011
Nuclear decommissioning liabilities	111,078	56,300	—	—	—	52,633
Pension and other post-employment benefits	(21,828)	74,881	(5,844)	(12,666)	(15,406)	(898)
Sale and leaseback	—	—	—	—	—	102,480
Accumulated deferred investment tax credit	8,285	32,534	2,396	556	2,217	10,025
Provision for allowances and contingencies	5,365	77,298	12,963	24,022	4,024	—
Power purchase agreements	(15,087)	18,004	1,147	7,961	26	—
Unbilled/deferred revenues	5,897	(28,081)	4,715	1,428	5,544	—
Compensation	2,550	3,670	1,625	496	1,282	75
Net operating loss carryforwards	112,658	65,178	21,492	5,056	—	—
Capital losses and miscellaneous tax credits	—	—	45	—	—	7,857
Other	12,541	35,401	999	9,027	2,004	3
Total	471,869	618,692	92,959	69,138	65,293	293,186
Non-current accrued taxes (including unrecognized tax benefits)	(199,340)	(707,714)	(56,222)	(235,300)	(17,314)	(544,235)
Accumulated deferred income taxes and taxes accrued	($1,183,126)	($2,464,513)	($594,832)	($354,536)	($585,413)	($813,940)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($966,791)	($1,893,831)	($579,319)	($135,143)	($544,282)	($403,809)
Regulatory assets	(169,482)	(74,917)	(1,732)	(20,009)	(57,777)	(46,627)
Nuclear decommissioning trusts/receivables	(77,664)	(71,470)	—	—	—	(86,882)
Pension, net funding	(91,962)	(92,693)	(24,398)	(11,885)	(20,331)	(18,898)
Deferred fuel	(5,801)	(6,974)	(11,819)	(1,701)	(2,835)	(312)
Other	(41,025)	(34,700)	(13,443)	(7,640)	(6,085)	(4,544)
Total	(1,352,725)	(2,174,585)	(630,711)	(176,378)	(631,310)	(561,072)
Deferred tax assets:
Regulatory liabilities	247,964	339,126	72,570	40,181	86,032	110,370
Nuclear decommissioning liabilities	99,479	48,738	—	—	—	46,643
Pension and other post-employment benefits	(19,068)	80,102	(5,405)	(11,371)	(14,215)	(632)
Sale and leaseback	—	18,999	—	—	—	102,481
Accumulated deferred investment tax credit	8,599	33,928	2,541	579	2,347	9,649
Provision for allowances and contingencies	9,877	81,108	13,412	23,962	5,579	—
Power purchase agreements	(17,223)	19,385	1,140	12,155	(18)	—
Unbilled/deferred revenues	7,471	(17,345)	5,527	636	7,016	—
Compensation	1,708	1,959	1,265	512	995	(260)
Net operating loss carryforwards	6,338	20,118	4,896	480	261	—
Other	7,977	23,412	1,610	12,181	2,127	4
Total	353,122	649,530	97,556	79,315	90,124	268,255
Non-current accrued taxes (including unrecognized tax benefits)	(85,942)	(701,666)	(18,714)	(226,532)	(11,349)	(512,479)
Accumulated deferred income taxes and taxes accrued	($1,085,545)	($2,226,721)	($551,869)	($323,595)	($552,535)	($805,296)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ estimated tax attributes carryovers and their expiration dates as of December 31, 2019 are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Federal net operating losses	$4.4 billion	$4.3 billion	$2 billion	$1.1 billion	$—	$—
Year(s) of expiration	N/A	2035-2037	N/A	2037	N/A	N/A

State net operating losses	$4.5 billion	$5.2 billion	$2.1 billion	$1.2 billion	$—	$—
Year(s) of expiration	2024	2035-2039	2038-2039	2038-2039	N/A	N/A

Misc. federal credits	$—	$5.2 million	$—	$—	$1.9 million	$3.2 million
Year(s) of expiration	N/A	2035-2038	N/A	N/A	2029-2038	2029-2038

State credits	$—	$—	$—	$—	$2.9 million	$13.1 million
Year(s) of expiration	N/A	N/A	N/A	N/A	2026	2020-2023

As a result of the accounting for uncertain tax positions, the amount of the deferred tax assets reflected in the financial statements is less than the amount of the tax effect of the federal and state net operating loss carryovers and tax credit carryovers.

Unrecognized tax benefits

Accounting standards establish a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  If a tax deduction is taken on a tax return but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded.  A reconciliation of Entergy’s beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
	(In Thousands)
Gross balance at January 1	$7,181,482	$4,871,846	$3,909,855
Additions based on tax positions related to the current year	731,276	2,276,614	1,120,687
Additions for tax positions of prior years	151,628	506,142	283,683
Reductions for tax positions of prior years	(681,232)	(274,600)	(442,379)
Settlements	—	(198,520)	—
Gross balance at December 31	7,383,154	7,181,482	4,871,846
Offsets to gross unrecognized tax benefits:
Carryovers and refund claims	(5,831,587)	(5,957,992)	(3,945,524)
Cash paid to taxing authorities	(10,000)	(10,000)	(10,000)
Unrecognized tax benefits net of unused tax attributes, refund claims and payments (a)	$1,541,567	$1,213,490	$916,322

(a)	Potential tax liability above what is payable on tax returns

The balances of unrecognized tax benefits include $2,421 million, $2,161 million, and $1,462 million as of December 31, 2019, 2018, and 2017, respectively, which, if recognized, would lower the effective income tax rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $4,962

Entergy Corporation and Subsidiaries
Notes to Financial Statements

million, $5,020 million, and $3,410 million as of December 31, 2019, 2018, and 2017, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Entergy accrues interest expense, if any, related to unrecognized tax benefits in income tax expense.  Entergy’s December 31, 2019, 2018, and 2017 accrued balance for the possible payment of interest is approximately $48 million, $44 million, and $38 million, respectively. Interest (net-of-tax) of $4 million, $7 million, and $8 million was recorded in 2019, 2018, and 2017, respectively.

A reconciliation of the Registrant Subsidiaries’ beginning and ending amount of unrecognized tax benefits for 2019, 2018, and 2017 is as follows:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2019	$1,298,662	$2,400,171	$508,765	$686,687	$17,802	$467,487
Additions based on tax positions related to the current year	84,335	28,705	68,594	40,676	2,312	5,496
Additions for tax positions of prior years	20,399	25,090	1,651	489	1,299	2,186
Reductions for tax positions of prior years	(62,154)	(72,313)	(12,723)	(11,079)	(7)	(1,838)
Gross balance at December 31, 2019	1,341,242	2,381,653	566,287	716,773	21,406	473,331
Offsets to gross unrecognized tax benefits:
Loss carryovers	(1,134,187)	(1,573,257)	(506,976)	(445,430)	(3,944)	(8,392)
Unrecognized tax benefits net of unused tax attributes and payments	$207,055	$808,396	$59,311	$271,343	$17,462	$464,939

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2018	($117,716)	$2,518,457	$15,122	$679,544	$16,399	$445,511
Additions based on tax positions related to the current year (a)	1,430,828	30,577	493,039	2,261	1,978	18,271
Additions for tax positions of prior years	31,612	77,372	3,878	12,972	1,722	7,255
Reductions for tax positions of prior years	(21,619)	(158,510)	(3,253)	(8,081)	(2,262)	(3,253)
Settlements	(24,443)	(67,725)	(21)	(9)	(35)	(297)
Gross balance at December 31, 2018	1,298,662	2,400,171	508,765	686,687	17,802	467,487
Offsets to gross unrecognized tax benefits:
Loss carryovers	(1,173,839)	(1,597,826)	(478,268)	(420,813)	(3,199)	(42,228)
Unrecognized tax benefits net of unused tax attributes and payments	$124,823	$802,345	$30,497	$265,874	$14,603	$425,259

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2017	$2,503	$2,440,339	$12,206	$166,230	$15,946	$472,372
Additions based on tax positions related to the current year (a)	8,974	32,843	2,105	509,183	1,747	909
Additions for tax positions of prior years	3,682	235,331	1,267	13,364	3,115	1,432
Reductions for tax positions of prior years	(132,875)	(190,056)	(456)	(9,233)	(4,409)	(29,202)
Gross balance at December 31, 2017	(117,716)	2,518,457	15,122	679,544	16,399	445,511
Offsets to gross unrecognized tax benefits:
Loss carryovers	—	(1,591,907)	(15,122)	(441,374)	(638)	(12,536)
Unrecognized tax benefits net of unused tax attributes and payments	($117,716)	$926,550	$—	$238,170	$15,761	$432,975

(a)
The primary additions for Entergy Mississippi in 2018, and Entergy New Orleans in 2017 are related to the mark-to-market treatment discussed in “Other Tax Matters - Tax Accounting Methods” below. The primary additions for Entergy Arkansas in 2018 are related to the nuclear decommissioning costs treatment and the mark-to-market treatment discussed in “Other Tax Matters - Tax Accounting Methods” below.

The Registrant Subsidiaries’ balances of unrecognized tax benefits included amounts which, if recognized, would have reduced income tax expense as follows:

	December 31,
	2019	2018	2017
	(In Millions)
Entergy Arkansas	$203.3	$85.4	$2.6
Entergy Louisiana	$556.3	$594.0	$575.8
Entergy Mississippi	$1.9	$1.5	$—
Entergy New Orleans	$242.7	$246.2	$31.7
Entergy Texas	$5.7	$5.1	$4.4
System Energy	$—	$—	$—

Accrued balances for the possible payment of interest related to unrecognized tax benefits are as follows:

	December 31,
	2019	2018	2017
	(In Millions)
Entergy Arkansas	$3.1	$1.7	$1.6
Entergy Louisiana	$14.2	$17.9	$14.1
Entergy Mississippi	$1.7	$1.2	$1.0
Entergy New Orleans	$4.7	$2.7	$2.1
Entergy Texas	$1.1	$0.9	$0.4
System Energy	$14.5	$13.2	$8.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries record interest and penalties related to unrecognized tax benefits in income tax expense.  No penalties were recorded in 2019, 2018, and 2017. Interest (net-of-tax) was recorded as follows:

	2019	2018	2017
	(In Millions)
Entergy Arkansas	$1.4	$0.2	$0.2
Entergy Louisiana	($3.7)	$3.8	$5.7
Entergy Mississippi	$0.5	$0.2	$0.2
Entergy New Orleans	$2.0	$0.6	$0.6
Entergy Texas	$0.2	$0.5	($0.8)
System Energy	$1.3	$4.7	$4.8

Income Tax Audits

Entergy and its subsidiaries file U.S. federal and various state and foreign income tax returns.  IRS examinations are complete for years before 2014. All state taxing authorities’ examinations are complete for years before 2015. Entergy regularly negotiates with the IRS to achieve settlements.  The resolution of audit issues could result in significant changes to the amounts of unrecognized tax benefits in the next twelve months.

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

2014-2015 IRS Audit

The IRS is examining the 2014 and 2015 tax years. Entergy expects the IRS to complete this examination in 2020. As of December 31, 2019, Entergy has not received any proposed adjustments to taxable income from the IRS.

Other Tax Matters

Tax Cuts and Jobs Act

Deferred tax liabilities and assets have been adjusted for the effect of the enactment of the Tax Cuts and Jobs Act (the Act), signed by President Trump on December 22, 2017. The most significant effect of the Act for Entergy and the Registrant Subsidiaries was the change in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Other significant provisions and their effect on Entergy and the Registrant Subsidiaries are summarized below.
The Act limits the deduction for net business interest expense to 30 percent of adjusted taxable income which is similar to earnings before interest, taxes, depreciation, and amortization. The limitation does not apply to interest expense that is properly allocable to a trade or business that furnishes or sells electrical energy, gas, or steam through a local distribution system, or transports gas or steam by pipeline if the rates for such furnishing or sale are subject to ratemaking by a government entity or instrumentality or by a public utility commission.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The IRS issued proposed regulations relating to this limitation in November 2018. The regulations are generally proposed to be effective for taxable years ending after the date Treasury adopts the regulations as final. Taxpayers may apply the rules of the proposed regulations to a taxable year beginning after December 31, 2017, so long as taxpayers consistently apply the rules of the proposed regulations. The proposed regulations provide guidance that if 90% of a tax group’s consolidated assets consist of utility property, the entire consolidated tax group will be treated as a regulated public utility and all of the consolidated group’s interest expense will be currently tax deductible.
As a result of the limitation under the Act, Entergy recorded limitations in 2018 and 2019 and recorded a deferred tax asset on the nondeductible portion, as it has an unlimited carryover period. Entergy recorded a valuation allowance of $24 million due to a lack of earnings from sources other than the Utility.
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
The Act also modified Internal Revenue Code section 162(m), which limits the deduction for compensation with respect to certain covered employees to no more than $1 million per year.  The IRS issued proposed regulations relating to this limitation in December 2019. The significant provisions of the Act and associated proposed regulations require inclusion of performance-based compensation and an expanded definition of “covered employees” in the annual computation of the section 162 limitation. The Act amendments and associated proposed regulations resulted in an increase in disallowed compensation expense, but this limitation does not have a material effect on Entergy or the Registrant Subsidiaries.
With respect to the federal corporate income tax rate change from 35% to 21%, Entergy and the Registrant Subsidiaries recorded a regulatory liability associated with the decrease in the net accumulated deferred income tax liability, which is often referred to as “excess ADIT,” a significant portion of which has been paid to customers in 2018 and 2019 in the form of lower rates. Entergy’s December 31, 2019 and December 31, 2018 balance sheets reflect a regulatory liability of $1.7 billion and $2.1 billion, respectively, as a result of the re-measurement of deferred tax assets and liabilities from the income tax rate change, amortization of excess ADIT, and payments to customers during 2018 and 2019. Entergy’s regulatory liability for income taxes includes a gross-up at the applicable tax rate because of the effect that excess ADIT has on the ratemaking formula. The regulatory liability for income taxes includes the effect of a) the reduction of the net deferred tax liability resulting in excess ADIT, b) the tax gross-up of excess ADIT, and c) the effect of the new tax rate on the previous net regulatory asset for income taxes. For the same reasons, the Registrant Subsidiaries’ December 31, 2019 and December 31, 2018 balance sheets reflect net regulatory liabilities for income taxes as follows:

	2019	2018
	(In Millions)
Entergy Arkansas	$487	$605
Entergy Louisiana	$531	$612
Entergy Mississippi	$237	$246
Entergy New Orleans	$59	$86
Entergy Texas	$253	$352
System Energy	$143	$163
Excess ADIT is generally classified into two categories: 1) the portion that is subject to the normalization requirements of the Act, i.e., “protected”, and 2) the portion that is not subject to such normalization provisions, referred to as “unprotected”. The Act provides that the normalization method of accounting for income taxes is required for

Entergy Corporation and Subsidiaries
Notes to Financial Statements

excess ADIT associated with public utility property. The Act provides for the use of the average rate assumption method (ARAM) for the determination of the timing of the return of excess ADIT associated with such property. Under ARAM, the excess ADIT is reduced over the remaining life of the asset. Remaining asset lives vary for each Registrant Subsidiary, but the average life of public utility property is typically 30 years or longer. Entergy will amortize the protected portion of the excess ADIT in conformity with the normalization requirements. The Registrant Subsidiaries’ net regulatory liability for income taxes as of December 31, 2019 and December 31, 2018, includes protected excess ADIT as follows:

	2019	2018
	(In Millions)
Entergy Arkansas	$490	$521
Entergy Louisiana	$797	$812
Entergy Mississippi	$261	$271
Entergy New Orleans	$62	$59
Entergy Texas	$228	$237
System Energy	$186	$202

During the second quarter of 2018, the Registrant Subsidiaries began paying unprotected excess accumulated deferred income taxes, associated with the effects of the Act, to their customers through rate riders and other means approved by their respective regulatory commissions. Payment of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This has a significant effect on the effective tax rate for the period as compared to the statutory tax rate. The Registrant Subsidiaries’ net regulatory liability for income taxes as of December 31, 2019 and December 31, 2018, includes unprotected excess ADIT as follows:

	2019	2018
	(In Millions)
Entergy Arkansas	$9	$117
Entergy Louisiana	$242	$295
Entergy New Orleans	$9	$25
Entergy Texas	$83	$171
System Energy	$—	$4

The return of unprotected excess accumulated deferred income taxes reduced Entergy’s and the Registrant Subsidiaries’ regulatory liability for income taxes as follows for 2019 and 2018:

	2019	2018
	(In Millions)
Entergy	$273	$776
Entergy Arkansas	$126	$368
Entergy Louisiana	$39	$141
Entergy Mississippi	$—	$159
Entergy New Orleans	$14	$13
Entergy Texas	$87	$15
System Energy	$7	$80

In addition to the protected and unprotected excess ADIT amounts, the net regulatory liability for income taxes includes other regulatory assets and liabilities for income taxes associated with AFUDC, which is described in Note 1 to the financial statements.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

For a discussion of the proceedings commenced or other responses by Entergy’s regulators to the Act, see Note 2 to the financial statements.
Not all of Entergy’s excess ADIT is included in ratemaking. Consequently, Entergy recorded a net decrease in deferred tax assets of $560 million for which there was a corresponding charge to income tax expense for the year ended December 31, 2017. The corresponding income tax expense (or benefit) recorded by the Registrant Subsidiaries was as follows: Entergy Arkansas, ($3 million); Entergy Louisiana, $217 million; Entergy Mississippi, $3 million; Entergy New Orleans, $6 million; Entergy Texas, $3 million; and System Energy, $0.
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

Entergy anticipates that the Act, including the federal corporate income tax rate change, may continue to have ramifications that require adjustments in the future as certain events occur. These events include: 1) the evaluation by regulators in all of Entergy’s jurisdictions regarding the ratemaking treatment of the Act and excess ADIT; 2) IRS audit adjustments to or amendments of federal and state income tax returns that include modifications to the computation of taxable income resulting from the Act; and 3) additional guidance, interpretations, or rulings by the U.S. Department of the Treasury or the IRS. The potential exists for these types of events to result in future tax expense adjustments because of the difference in the federal corporate income tax rate between past and future periods and the effect of the tax rate change on ratemaking. In turn, these items also could potentially affect the regulatory liability for income taxes.
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In the fourth quarter 2019, two separate events occurred resulting in a reduction of tax expense of $174 million. In November 2019 an Entergy Wholesale Commodities subsidiary recognized a reduction in income tax expense of $18 million in connection with the accounting method on power contracts associated with the Palisades nuclear power station. Additionally, Entergy’s ownership of Indian Point 2 and Indian Point 3 was restructured. The restructuring required Entergy to recognize Indian Point 2 and Indian Point 3 nuclear decommissioning liabilities for income tax purposes resulting in a tax accounting permanent difference that reduced income tax expense, net of unrecognized tax benefits, by $156 million. The accrual of the nuclear decommissioning liabilities also required Entergy to recognize a gain for income tax purposes, a portion of which resulted in an increase in the tax basis of the assets. Recognition of the gain and the increase in the tax basis of the assets represents a tax accounting temporary difference.

Immediately prior to the restructuring, through its ownership of Indian Point 2 and Indian Point 3, Entergy donated property to Stony Brook University and recognized an associated tax deduction resulting in a decrease to tax expense of $19 million.

Entergy Wholesale Commodities Tax Audit

A state income tax audit involving Entergy Wholesale Commodities was concluded during the third quarter 2018. Upon conclusion of the audit, subsidiaries within Entergy Wholesale Commodities reversed a portion of the provision for uncertain tax positions totaling approximately $23 million, net of tax and interest paid.

Tax Accounting Methods

In the fourth quarter 2015, System Energy and Entergy Louisiana adopted a new method of accounting for income tax return purposes in which their nuclear decommissioning costs will be treated as production costs of electricity includable in cost of goods sold. The new method resulted in a reduction of taxable income of $1.2 billion for System Energy and $2.2 billion for Energy Louisiana. In the fourth quarter 2018, Entergy Arkansas adopted the same method of accounting for its nuclear decommissioning costs which resulted in a $2.2 billion reduction in taxable income.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Arkansas Corporate Income Tax Rate Reduction

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

Consolidated Income Tax Return of Entergy Corporation

In September 2019, Entergy Utility Holding Company, LLC and its regulated, wholly-owned subsidiaries including Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, became eligible to and joined the Entergy Corporation consolidated federal income tax group.  As a result of these four Utility operating companies re-joining the Entergy Corporation consolidated tax return group, Entergy was able to recognize a $41 million deferred tax asset associated with a previously unrecognized Arkansas net operating loss carryover.

Additionally, in September 2019, Entergy Texas issued $35 million of 5.375% Series A preferred stock with a liquidation value of $25 per share resulting in the disaffiliation and de-consolidation of Entergy Texas from the consolidated federal income tax return of Entergy Corporation.  These changes will not affect the accrual or allocation of income taxes for the Registrant Subsidiaries. See Note 6 to the financial statements for discussion of the preferred stock issuance.

Vermont Yankee

The Vermont Yankee transaction resulted in Entergy generating a net deferred tax asset in January 2019.  The deferred tax asset could not be fully realized by Entergy in the first quarter of 2019; accordingly, Entergy accrued a net tax expense of $29 million on the disposition of Vermont Yankee. See Note 14 to the financial statements for discussion of the Vermont Yankee transaction.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2024.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2019 was 3.77% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2019.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$440	$6	$3,054

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of December 31, 2019, Entergy Corporation had $1.947 billion of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2019 was 2.71%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2019 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2019	Letters of Credit Outstanding as of December 31, 2019
Entergy Arkansas	April 2020	$20 million (b)	2.92%	—	—
Entergy Arkansas	September 2024	$150 million (c)	2.92%	—	—
Entergy Louisiana	September 2024	$350 million (c)	2.92%	—	—
Entergy Mississippi	May 2020	$10 million (d)	3.30%	—	—
Entergy Mississippi	May 2020	$35 million (d)	3.30%	—	—
Entergy Mississippi	May 2020	$37.5 million (d)	3.30%	—	—
Entergy New Orleans	November 2021	$25 million (c)	2.92%	$20 million	$0.8 million
Entergy Texas	September 2024	$150 million (c)	3.30%	—	$1.3 million

(a)	The interest rate is the estimated interest rate as of December 31, 2019 that would have been applied to outstanding borrowings under the facility.

(b)	Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2019:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2019 (a)
Entergy Arkansas	$25 million	0.70%	$1.0 million
Entergy Louisiana	$125 million	0.70%	$12.3 million
Entergy Mississippi	$64 million	0.70%	$1.8 million
Entergy New Orleans	$15 million	1.00%	$5.6 million
Entergy Texas	$50 million	0.70%	$12.1 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
As of December 31, 2019, letters of credit posted with MISO covered financial transmission right exposure of $0.2 million for Entergy Mississippi. See Note 15 to the financial statements for discussion of financial transmission rights.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits for Entergy New Orleans are effective through October 31, 2021. The current FERC-authorized limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy are effective through November 8, 2020. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2019 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$22
Entergy Louisiana	$450	$83
Entergy Mississippi	$175	—
Entergy New Orleans	$150	—
Entergy Texas	$200	—
System Energy	$200	—

Vermont Yankee Asset Retirement Management, LLC Credit Facility

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Vermont Yankee Asset Retirement Management, LLC, Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2021. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of December 31, 2019, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the year ended December 31, 2019 was 3.93% on the drawn portion of the facility. See Note 14 to the financial statements for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of December 31, 2019:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of December 31, 2019
	(Dollars in Millions)
Entergy Arkansas VIE	September 2021	$80	3.33%	$15.1
Entergy Louisiana River Bend VIE	September 2021	$105	3.23%	$70.3
Entergy Louisiana Waterford VIE	September 2021	$105	3.30%	$49.9
System Energy VIE	September 2021	$120	3.34%	$31.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of December 31, 2019 as follows:

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

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2019 and 2018 consisted of:

Type of Debt and Maturity	Weighted Average Interest Rate December 31, 2019	Interest Rate Ranges at December 31,		Outstanding at December 31,
		2019	2018	2019	2018
				(In Thousands)
Mortgage Bonds
2019-2023	3.65%	2.55%-5.10%	2.55%-7.125%	$2,400,000	$3,050,000
2024-2028	3.59%	2.40%-5.59%	2.40%-5.59%	4,610,000	4,610,000
2029-2039	4.05%	3.05%-4.52%	3.05%-4.52%	1,890,000	1,190,000
2044-2066	4.63%	3.55%-5.625%	4.20%-5.625%	5,170,000	3,560,000
Governmental Bonds (a)
2021-2022	2.48%	2.375%-2.50%	2.375%-5.875%	179,000	179,000
2028-2030	3.45%	3.375%-3.50%	3.375%-3.50%	198,680	198,680
Securitization Bonds
2021-2027	3.73%	2.04%-5.93%	2.04%-5.93%	302,145	429,118
Variable Interest Entities Notes Payable (Note 4)
2020-2023	3.41%	3.17%-3.92%	3.17%-3.92%	360,000	360,000
Entergy Corporation Notes
due September 2020	n/a	5.125%	5.125%	450,000	450,000
due July 2022	n/a	4.00%	4.00%	650,000	650,000
due September 2026	n/a	2.95%	2.95%	750,000	750,000
Entergy New Orleans Unsecured Term Loan	n/a	3.00%	—	70,000	—
5 Year Credit Facility (Note 4)	n/a	3.77%	3.60%	440,000	220,000
Entergy New Orleans Credit Facility (Note 4)	n/a	2.92%	—	20,000	—
Vermont Yankee Credit Facility (Note 4)	n/a	3.93%	3.50%	139,000	139,000
Entergy Arkansas VIE Credit Facility (Note 4)	n/a	3.33%	3.48%	15,100	59,600
Entergy Louisiana River Bend VIE Credit Facility (Note 4)	n/a	3.23%	3.44%	70,300	38,600
Entergy Louisiana Waterford VIE Credit Facility (Note 4)	n/a	3.30%	3.35%	49,900	82,000
System Energy VIE Credit Facility (Note 4)	n/a	3.34%	3.44%	31,600	113,900
Long-term DOE Obligation (b)	—	—	—	191,114	186,864
Grand Gulf Sale-Leaseback Obligation	n/a	—	—	34,346	34,352
Unamortized Premium and Discount - Net				(16,124)	(14,784)
Unamortized Debt Issuance Costs				(143,502)	(130,612)
Other				12,096	12,594
Total Long-Term Debt				17,873,655	16,168,312
Less Amount Due Within One Year				795,012	650,009
Long-Term Debt Excluding Amount Due Within One Year				$17,078,643	$15,518,303
Fair Value of Long-Term Debt				$19,059,950	$16,101,455

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)	Consists of pollution control revenue bonds and environmental revenue bonds, some of which are secured by collateral mortgage bonds.

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

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2019, for the next five years are as follows:

Amount
(In Thousands)
2020	$795,000
2021	$1,358,159
2022	$1,104,289
2023	$1,865,154
2024	$1,175,000

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through November 2020.  Entergy New Orleans has obtained long-term financing authorization from the FERC and the City Council that extends through October 2021. Entergy Arkansas has also obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Long-term debt for the Registrant Subsidiaries as of December 31, 2019 and 2018 consisted of:

	2019	2018
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
3.75% Series due February 2021	$350,000	$350,000
3.05% Series due June 2023	250,000	250,000
3.7% Series due June 2024	375,000	375,000
3.5% Series due April 2026	600,000	600,000
4.0% Series due June 2028	250,000	250,000
4.95% Series due December 2044	250,000	250,000
4.20% Series due April 2049	350,000	—
4.90% Series due December 2052	200,000	200,000
4.75% Series due June 2063	125,000	125,000
4.875% Series due September 2066	410,000	410,000
Total mortgage bonds	3,160,000	2,810,000
Governmental Bonds (a):
2.375% Series due 2021, Independence County (c)	45,000	45,000
Total governmental bonds	45,000	45,000
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
3.65% Series L due July 2021	90,000	90,000
3.17% Series M due December 2023	40,000	40,000
Credit Facility due September 2021, weighted avg rate 3.33%	15,100	59,600
Total variable interest entity notes payable and credit facility	145,100	189,600
Securitization Bonds:
2.30% Series Senior Secured due August 2021	7,259	21,692
Total securitization bonds	7,259	21,692
Other:
Long-term DOE Obligation (b)	191,114	186,864
Unamortized Premium and Discount – Net	1,664	4,408
Unamortized Debt Issuance Costs	(34,936)	(33,831)
Other	2,007	2,026
Total Long-Term Debt	3,517,208	3,225,759
Less Amount Due Within One Year	—	—
Long-Term Debt Excluding Amount Due Within One Year	$3,517,208	$3,225,759
Fair Value of Long-Term Debt	$3,747,914	$3,189,491

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2019	2018
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
3.95% Series due October 2020	$250,000	$250,000
4.8% Series due May 2021	200,000	200,000
3.3% Series due December 2022	200,000	200,000
4.05% Series due September 2023	325,000	325,000
5.59% Series due October 2024	300,000	300,000
5.40% Series due November 2024	400,000	400,000
3.78% Series due April 2025	110,000	110,000
3.78% Series due April 2025	190,000	190,000
4.44% Series due January 2026	250,000	250,000
2.40% Series due October 2026	400,000	400,000
3.12% Series due September 2027	450,000	450,000
3.25% Series due April 2028	425,000	425,000
3.05% Series due June 2031	325,000	325,000
4.0% Series due March 2033	750,000	750,000
5.0% Series due July 2044	170,000	170,000
4.95% Series due January 2045	450,000	450,000
4.20% Series due September 2048	600,000	600,000
4.20% Series due April 2050	525,000	—
5.25% Series due July 2052	200,000	200,000
4.70% Series due June 2063	100,000	100,000
4.875% Series due September 2066	270,000	270,000
Total mortgage bonds	6,890,000	6,365,000
Governmental Bonds (a):
3.375 % Series due 2028, Louisiana Public Facilities Authority (c)	83,680	83,680
3.50% Series due 2030, Louisiana Public Facilities Authority (c)	115,000	115,000
Total governmental bonds	198,680	198,680
Variable Interest Entity Notes Payable and Credit Facilities (Note 4):
3.38% Series R due August 2020	70,000	70,000
3.92% Series H due February 2021	40,000	40,000
3.22% Series I due December 2023	20,000	20,000
Credit Facility due September 2021, weighted avg rate 3.23%	70,300	38,600
Credit Facility due September 2021, weighted avg rate 3.30%	49,900	82,000
Total variable interest entity notes payable and credit facilities	250,200	250,600
Securitization Bonds:
2.04% Series Senior Secured due September 2023	34,185	56,910
Total securitization bonds	34,185	56,910
Other:
Unamortized Premium and Discount - Net	(17,372)	(14,955)
Unamortized Debt Issuance Costs	(58,089)	(57,011)
Other	6,065	6,544
Total Long-Term Debt	7,303,669	6,805,768
Less Amount Due Within One Year	320,002	2
Long-Term Debt Excluding Amount Due Within One Year	$6,983,667	$6,805,766
Fair Value of Long-Term Debt	$7,961,168	$6,834,134

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2019	2018
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
6.64% Series due July 2019	$—	$150,000
3.1% Series due July 2023	250,000	250,000
3.75% Series due July 2024	100,000	100,000
3.25% Series due December 2027	150,000	150,000
2.85% Series due June 2028	375,000	375,000
4.52% Series due December 2038	55,000	55,000
3.85% Series due June 2049	435,000	—
4.90% Series due October 2066	260,000	260,000
Total mortgage bonds	1,625,000	1,340,000
Other:
Unamortized Premium and Discount – Net	6,127	(989)
Unamortized Debt Issuance Costs	(16,998)	(13,261)
Total Long-Term Debt	1,614,129	1,325,750
Less Amount Due Within One Year	—	150,000
Long-Term Debt Excluding Amount Due Within One Year	$1,614,129	$1,175,750
Fair Value of Long-Term Debt	$1,709,505	$1,276,452

	2019	2018
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
5.10% Series due December 2020	$25,000	$25,000
3.9% Series due July 2023	100,000	100,000
4.0% Series due June 2026	85,000	85,000
4.51% Series due September 2033	60,000	60,000
5.0% Series due December 2052	30,000	30,000
5.50% Series due April 2066	110,000	110,000
Total mortgage bonds	410,000	410,000
Securitization Bonds:
2.67% Series Senior Secured due June 2027	54,443	65,666
Total securitization bonds	54,443	65,666
Other:
3.0% Unsecured Term Loan due May 2022	70,000	—
Credit Facility due November 2021, weighted avg rate 2.92%	20,000	—
Payable to associated company due November 2035	14,367	16,346
Unamortized Premium and Discount – Net	(129)	(168)
Unamortized Debt Issuance Costs	(7,775)	(8,140)
Total Long-Term Debt	560,906	483,704
Less Amount Due Within One Year	26,838	1,979
Long-Term Debt Excluding Amount Due Within One Year	$534,068	$481,725
Fair Value of Long-Term Debt	$523,846	$491,569

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2019	2018
	(In Thousands)
Entergy Texas
Mortgage Bonds:
7.125% Series due February 2019	$—	$500,000
2.55% Series due June 2021	125,000	125,000
4.1% Series due September 2021	75,000	75,000
3.45% Series due December 2027	150,000	150,000
4.0% Series due March 2029	300,000	—
4.5% Series due March 2039	400,000	—
5.15% Series due June 2045	250,000	250,000
3.55% Series due September 2049	300,000	—
5.625% Series due June 2064	135,000	135,000
Total mortgage bonds	1,735,000	1,235,000
Securitization Bonds:
5.93% Series Senior Secured, Series A due June 2022	50,289	81,237
4.38% Series Senior Secured, Series A due November 2023	155,969	203,613
Total securitization bonds	206,258	284,850
Other:
Unamortized Premium and Discount - Net	(4,814)	(992)
Unamortized Debt Issuance Costs	(17,510)	(9,145)
Other	4,022	4,022
Total Long-Term Debt	1,922,956	1,513,735
Less Amount Due Within One Year	—	500,000
Long-Term Debt Excluding Amount Due Within One Year	$1,922,956	$1,013,735
Fair Value of Long-Term Debt	$2,090,215	$1,528,828

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2019	2018
	(In Thousands)
System Energy
Mortgage Bonds:
4.1% Series due April 2023	$250,000	$250,000
Total mortgage bonds	250,000	250,000
Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	—	134,000
2.5% Series due 2022, Mississippi Business Finance Corp.	134,000	—
Total governmental bonds	134,000	134,000
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
3.42% Series J due April 2021	100,000	100,000
Credit Facility due September 2021, weighted avg rate 3.34%	31,600	113,900
Total variable interest entity notes payable and credit facility	131,600	213,900
Other:
Grand Gulf Sale-Leaseback Obligation	34,346	34,352
Unamortized Premium and Discount – Net	(144)	(328)
Unamortized Debt Issuance Costs	(1,697)	(1,176)
Other	2	2
Total Long-Term Debt	548,107	630,750
Less Amount Due Within One Year	10	6
Long-Term Debt Excluding Amount Due Within One Year	$548,097	$630,744
Fair Value of Long-Term Debt	$565,209	$630,475

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.

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

(c)	The bonds are secured by a series of collateral mortgage bonds.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2019, for the next five years are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2020	$—	$320,000	$—	$25,000	$—	$—
2021	$507,359	$360,200	$—	$20,000	$200,000	$131,600
2022	$—	$200,000	$—	$70,000	$50,289	$134,000
2023	$290,000	$379,185	$250,000	$100,000	$155,969	$250,000
2024	$375,000	$700,000	$100,000	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas Securitization Bonds

In June 2010 the APSC issued a financing order authorizing the issuance of bonds to recover Entergy Arkansas’s January 2009 ice storm damage restoration costs, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  In August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds.  The bonds have a coupon of 2.30%.  Although the principal amount is not due until August 2021, Entergy Arkansas Restoration Funding expects to make principal payments on the bonds in the amount of $7.3 million for 2020. With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds.  The storm recovery property is reflected as a regulatory asset on the consolidated Entergy Arkansas balance sheet.  The creditors of Entergy Arkansas do not have recourse to the assets or revenues of Entergy Arkansas Restoration Funding, including the storm recovery property, and the creditors of Entergy Arkansas Restoration Funding do not have recourse to the assets or revenues of Entergy Arkansas.  Entergy Arkansas has no payment obligations to Entergy Arkansas Restoration Funding except to remit storm recovery charge collections.

Entergy Louisiana Securitization Bonds – Little Gypsy

In August 2011 the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the canceled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds have an interest rate of 2.04%.  Although the principal amount is not due until September 2023, Entergy Louisiana Investment Recovery Funding expects to make principal payments on the bonds over the next two years in the amounts of $23.2 million for 2020 and $11 million for 2021.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds.  In accordance with the financing order, Entergy Louisiana will apply the proceeds it received from the sale of the investment recovery property as a reimbursement for previously-incurred investment recovery costs.  The investment recovery property is reflected as a regulatory asset on the consolidated Entergy Louisiana balance sheet.  The creditors of Entergy Louisiana do not have recourse to the assets or revenues of Entergy Louisiana Investment Recovery Funding, including the investment recovery property, and the creditors of Entergy Louisiana Investment Recovery Funding do not have recourse to the assets or revenues of Entergy Louisiana.  Entergy Louisiana has no payment obligations to Entergy Louisiana Investment Recovery Funding except to remit investment recovery charge collections.

Entergy New Orleans Securitization Bonds - Hurricane Isaac

In May 2015 the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs, the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million of up-front financing costs associated with the securitization. In July 2015, Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly owned and consolidated by Entergy New Orleans, issued $98.7 million of storm cost recovery bonds. The bonds have a coupon of 2.67%. Although the principal amount is not due until June 2027, Entergy New Orleans Storm Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $11.6 million for 2020, $11.9 million for 2021, $12.2 million for 2022, $12.5 million for 2023, and $6.2 million for 2024. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. The storm recovery property is reflected as a regulatory asset on the consolidated Entergy New Orleans balance sheet. The creditors of Entergy New Orleans do not have recourse to the assets or revenues of Entergy New Orleans Storm Recovery Funding, including the storm recovery property, and the creditors of Entergy New Orleans Storm Recovery Funding do not have recourse to the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

assets or revenues of Entergy New Orleans. Entergy New Orleans has no payment obligations to Entergy New Orleans Storm Recovery Funding except to remit storm recovery charge collections.

Entergy Texas Securitization Bonds - Hurricane Rita

In April 2007 the PUCT issued a financing order authorizing the issuance of securitization bonds to recover $353 million of Entergy Texas’s Hurricane Rita reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits.  In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company that is now wholly-owned and consolidated by Entergy Texas, issued $329.5 million of senior secured transition bonds (securitization bonds). As of December 31, 2019, $50.3 million at 5.93% remain outstanding. Entergy Gulf States Reconstruction Funding expects to make principal payments on the bonds over the next two years in the amounts of $32.8 million for 2020 and $17.5 million for 2021.

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

Entergy Texas Securitization Bonds - Hurricane Ike and Hurricane Gustav

In September 2009 the PUCT authorized the issuance of securitization bonds to recover $566.4 million of Entergy Texas’s Hurricane Ike and Hurricane Gustav restoration costs, plus carrying costs and transaction costs, offset by insurance proceeds.  In November 2009, Entergy Texas Restoration Funding, LLC (Entergy Texas Restoration Funding), a company wholly-owned and consolidated by Entergy Texas, issued $545.9 million of senior secured transition bonds (securitization bonds). As of December 31, 2019, $156 million at 4.38% remain outstanding. Entergy Texas Restoration Funding expects to make principal payments on the bonds over the next three years in the amount of $49.8 million for 2020, $52 million for 2021, and $54.3 million for 2022.

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

Grand Gulf Sale-Leaseback Transactions

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

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements.  As such, it has recognized debt for the lease obligation and retained the portion of the plant subject to the sale-leaseback on its balance sheet. For financial reporting purposes, System Energy has recognized interest expense on the debt balance and depreciation on the applicable plant balance.  The lease payments are recognized as principal and interest

Entergy Corporation and Subsidiaries
Notes to Financial Statements

payments on the debt balance. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes.  Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term.  The amount was a net regulatory liability of $55.6 million as of December 31, 2019 and 2018.

As of December 31, 2019, System Energy, in connection with the Grand Gulf sale and leaseback transactions, had future minimum lease payments that are recorded as long-term debt, as follows, which reflects the effect of the December 2013 renewal:

Amount
(In Thousands)

2020	$17,188
2021	17,188
2022	17,188
2023	17,188
2024	17,188
Years thereafter	206,250
Total	292,190
Less: Amount representing interest	257,844
Present value of net minimum lease payments	$34,346

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.   PREFERRED EQUITY (Entergy Corporation and Entergy Texas)

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and non-controlling interest for Entergy Corporation subsidiaries as of December 31, 2019 and 2018 are presented below.

	Shares/Units Authorized		Shares/Units Outstanding
	2019	2018	2019	2018	2019	2018
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund:
Entergy Utility Holding Company, LLC, 7.5% Series (a)	110,000	110,000	110,000	110,000	$107,425	$107,425
Entergy Utility Holding Company, LLC, 6.25% Series (b)	15,000	15,000	15,000	15,000	14,366	14,366
Entergy Utility Holding Company, LLC, 6.75% Series (c)	75,000	75,000	75,000	75,000	73,370	73,362
Entergy Texas, 5.375% Series	1,400,000	—	1,400,000	—	35,000	—
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund	1,600,000	200,000	1,600,000	200,000	230,161	195,153
Entergy Wholesale Commodities:
Preferred Stock without sinking fund:
Entergy Finance Holding, Inc. 8.75% (d)	250,000	250,000	250,000	250,000	24,249	24,249
Total Subsidiaries’ Preferred Stock or Preferred Membership Interests without sinking fund	1,850,000	450,000	1,850,000	450,000	$254,410	$219,402

(a)
In October 2015, Entergy Utility Holding Company, LLC issued 110,000 units of $1,000 liquidation value 7.5% Series A Preferred Membership Interests, all of which are outstanding as of December 31, 2019. The distributions are cumulative and payable quarterly. These units are redeemable on or after January 1, 2036, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $2,575 thousand of preferred stock issuance costs.

(b)
In November 2017, Entergy Utility Holding Company, LLC issued 15,000 units of $1,000 liquidation value 6.25% Series B Preferred Membership Interests, all of which are outstanding as of December 31, 2019. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28, 2038, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $634 thousand of preferred stock issuance costs.

(c)
In November 2018, Entergy Utility Holding Company, LLC issued 75,000 units of $1,000 liquidation value 6.75% Series C Preferred Membership Interests, all of which are outstanding as of December 31, 2019. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28, 2039, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $1,630 thousand of preferred stock issuance costs.

(d)
In December 2013, Entergy Finance Holding, Inc. issued 250,000 shares of $100 par value 8.75% Series Preferred Stock, all of which are outstanding as of December 31, 2019. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after December 16, 2023, at Entergy Finance Holding, Inc.’s option, at the fixed redemption price of $100 per share. Dollar amount outstanding is net of $751 thousand of preferred stock issuance costs.

The number of shares authorized and outstanding and dollar value of preferred stock for Entergy Texas as of December 31, 2019 and 2018 are presented below.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2019	2018	2019	2018	2019
Entergy Texas Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $25 par value:
5.375% Series (a)	1,400,000	—	$35,000	$—	$—
Total without sinking fund	1,400,000	—	$35,000	$—

(a)
In September 2019, Entergy Texas issued $35 million of 5.375% Series A Preferred Stock, a total of 1,400,000 shares with a liquidation value of $25 per share, all of which are outstanding as of December 31, 2019. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after October 15, 2024 at Entergy Texas’s option, at a fixed redemption price of $25 per share.

Dividends and distributions paid on all of Entergy Corporation’s subsidiaries’ preferred stock and membership interests series may be eligible for the dividends received deduction.

Presentation of Preferred Stock without Sinking Fund

Accounting standards regarding non-controlling interests and the classification and measurement of redeemable securities require the classification of preferred securities between liabilities and shareholders’ equity on the balance sheet if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances.  These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote.  The outstanding preferred stock of Entergy Texas has protective rights with respect to unpaid dividends but provides for the election of board members that would not constitute a majority of the board, and the preferred stock of Entergy Texas is therefore classified as a component of equity.

The outstanding preferred securities of Entergy Utility Holding Company (a Utility subsidiary) and Entergy Finance Holding (an Entergy Wholesale Commodities subsidiary), whose preferred holders have protective rights, are presented between liabilities and equity on Entergy’s consolidated balance sheets.  The preferred dividends or distributions paid by all subsidiaries are reflected for all periods presented outside of consolidated net income.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.   COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Common Stock

Common stock and treasury stock shares activity for Entergy for 2019, 2018, and 2017 is as follows:

	2019		2018		2017
	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares
Beginning Balance, January 1	261,587,009	72,530,866	254,752,788	74,235,135	254,752,788	75,623,363
Issuances:
Equity forwards settled	8,448,171	—	6,834,221	—	—	—
Employee Stock-Based Compensation Plans	—	(1,624,358)	—	(1,683,174)	—	(1,377,363)
Directors’ Plan	—	(20,108)	—	(21,095)	—	(10,865)
Ending Balance, December 31	270,035,180	70,886,400	261,587,009	72,530,866	254,752,788	74,235,135

Entergy Corporation reissues treasury shares to meet the requirements of the Stock Plan for Outside Directors (Directors’ Plan), four Equity Ownership Plans of Entergy Corporation and Subsidiaries, and certain other stock benefit plans.  The Directors’ Plan awards to non-employee directors a portion of their compensation in the form of a fixed dollar value of shares of Entergy Corporation common stock.

In October 2010 the Board granted authority for a $500 million share repurchase program.  As of December 31, 2019, $350 million of authority remains under the $500 million share repurchase program.

Dividends declared per common share were $3.66 in 2019, $3.58 in 2018, and $3.50 in 2017.

(System Energy)

System Energy paid its parent, Entergy Corporation, distributions out of its common stock of $56.5 million in 2018 and $21 million in 2017.

Equity Forward Sale Agreements

In June 2018, Entergy marketed an equity offering of 15.3 million shares of common stock. In lieu of issuing equity at the time of the offering, Entergy entered into forward sale agreements with various investment banks. The equity forwards required Entergy to, at its election prior to June 7, 2019, either (i) physically settle the transactions by issuing the total of 15.3 million shares of its common stock to the investment banks in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially $74.45 per share) or (ii) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price was subject to adjustment on a daily basis based on a floating interest rate factor and decreased by other fixed amounts specified in the agreements.

In December 2018, Entergy physically settled a portion of its obligations under the forward sale agreements by delivering 6,834,221 shares of common stock in exchange for cash proceeds of $500 million. The forward sale price used to determine the cash proceeds received by Entergy was calculated based on the initial forward sale price

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of $74.45 per share as adjusted in accordance with the forward sale agreements. Entergy incurred approximately $728 thousand of common stock issuance costs with the settlement.

In May 2019, Entergy physically settled its remaining obligations under the forward sale agreements by delivering 8,448,171 shares of common stock in exchange for cash proceeds of $608 million. The forward sale price used to determine the cash proceeds received by Entergy was calculated based on the initial forward sale price of $74.45 per share as adjusted in accordance with the forward sale agreements. Entergy incurred approximately $7 thousand of common stock issuance costs with the settlement.

Entergy used the net proceeds for general corporate purposes, which included repayment of commercial paper, outstanding loans under Entergy’s revolving credit facility, and other debt.

Retained Earnings and Dividends

Entergy implemented ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018. The ASU requires investments in equity securities, excluding those accounted for under the equity method or resulting in consolidation of the investee, to be measured at fair value with changes recognized in net income. Entergy implemented this standard using a modified retrospective method, and recorded an adjustment increasing retained earnings and reducing accumulated other comprehensive income by $633 million as of January 1, 2018 for the cumulative effect of the unrealized gains and losses on investments in equity securities held by the decommissioning trust funds that do not meet the criteria for regulatory accounting treatment. See Note 16 to the financial statements for further discussion of effects of the new standard.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

recorded an adjustment decreasing retained earnings and decreasing accumulated other comprehensive loss by approximately $1 million as of January 1, 2019 for the cumulative effect of the amended amortization period.

Entergy Corporation received dividend payments and distributions from subsidiaries totaling $124 million in 2019, $27 million in 2018, and $201 million in 2017.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2019 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Ending balance, December 31, 2018	($23,135)	($531,922)	($2,116)	($557,173)
Implementation of accounting standards	(7,685)	—	879	(6,806)
Beginning balance, January 1, 2019	($30,820)	($531,922)	($1,237)	($563,979)

Other comprehensive income (loss) before reclassifications	191,147	(93,696)	32,914	130,365
Amounts reclassified from accumulated other comprehensive income (loss)	(76,121)	68,546	(5,731)	(13,306)
Net other comprehensive income (loss) for the period	115,026	(25,150)	27,183	117,059
Ending balance, December 31, 2019	$84,206	($557,072)	$25,946	($446,920)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2018 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Ending balance, December 31, 2017	($37,477)	($531,099)	$545,045	($23,531)
Implementation of accounting standards	—	—	(632,617)	(632,617)
Beginning balance, January 1, 2018	($37,477)	($531,099)	($87,572)	($656,148)

Other comprehensive income (loss) before reclassifications	(31,933)	26,702	(46,574)	(51,805)
Amounts reclassified from accumulated other comprehensive income (loss)	54,031	63,441	17,803	135,275
Net other comprehensive income (loss) for the period	22,098	90,143	(28,771)	83,470
Reclassification pursuant to ASU 2018-02	(7,756)	(90,966)	114,227	15,505
Ending balance, December 31, 2018	($23,135)	($531,922)	($2,116)	($557,173)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the year ended December 31, 2019:

Pension and Other Postretirement Liabilities
(In Thousands)

Beginning balance, January 1, 2019	($6,153)
Other comprehensive income (loss) before reclassifications	14,591
Amounts reclassified from accumulated other comprehensive income (loss)	(3,876)
Net other comprehensive income (loss) for the period	10,715
Ending balance, December 31, 2019	$4,562

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

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the years ended December 31, 2019 and 2018 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2019	2018
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$96,549	($68,067)	Competitive business operating revenues
Interest rate swaps	(194)	(327)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	96,355	(68,394)
Income taxes	(20,234)	14,363	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$76,121	($54,031)

Pension and other postretirement liabilities
Amortization of prior-service costs	$21,300	$21,700	(a)
Amortization of loss	(83,246)	(99,186)	(a)
Settlement loss	(25,155)	(3,207)	(a)
Total	(87,101)	(80,693)
Income taxes	18,555	17,252	Income taxes
Total amortization and settlement loss (net of tax)	($68,546)	($63,441)

Net unrealized investment gain (loss)
Realized gain (loss)	$9,069	($28,170)	Interest and investment income
Income taxes	(3,338)	10,367	Income taxes
Total realized investment gain (loss) (net of tax)	$5,731	($17,803)

Total reclassifications for the period (net of tax)	$13,306	($135,275)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 11 to the financial statements for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the years ended December 31, 2019 and 2018 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2019	2018
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$7,349	$7,735	(a)
Amortization of loss	(2,106)	(5,025)	(a)
Total amortization	5,243	2,710
Income taxes	(1,367)	(707)	Income taxes
Total amortization (net of tax)	3,876	2,003

Total reclassifications for the period (net of tax)	$3,876	$2,003

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

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $135.5 million in 2019, $137.6 million in 2018, and $122.9 million in 2017.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $131 million in 2020, and a total of $1.44 billion for the years 2021 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. Beginning in November 2003 these subsidiaries have pursued litigation to recover the damages caused by the DOE’s delay in performance. Following are details of final judgments recorded by Entergy in 2017, 2018, and 2019 related to Entergy’s nuclear owner licensee subsidiaries’ litigation with the DOE.

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

In September 2018 the DOE submitted an offer of judgment to resolve claims in the second round Entergy Nuclear Generation Company case involving Pilgrim. The $62 million offer was accepted by Entergy Nuclear Generation Company, and the U.S. Court of Federal Claims issued a judgment in that amount in favor of Entergy Nuclear Generation Company. Entergy received payment from the U.S. Treasury in October 2018. The effect in 2018 of recording the judgment was a reduction to plant and other operation and maintenance expenses. The Pilgrim damages awarded included $60 million related to costs previously capitalized and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $60 million, Entergy recorded $4 million as a reduction to previously-recorded depreciation expense, a $10 million reduction to bring its remaining Pilgrim plant asset balance to zero, and the excess $46 million as a reduction to other operation and maintenance expense because Pilgrim’s plant asset balance is fully impaired.

In August 2019 the U.S. Court of Federal Claims issued a final judgment in the amount of $19 million in favor of Entergy Louisiana against the DOE in the second round River Bend damages case. Entergy Louisiana received payment from the U.S. Treasury in September 2019. The effects in 2019 of recording the judgment were reductions to plant, nuclear fuel expense, and other operation and maintenance expense. The River Bend damages awarded included $12 million related to costs previously recorded as nuclear fuel expense, $5 million related to costs previously recorded as other operation and maintenance expense, and $2 million in costs previously capitalized.

In December 2019 the DOE submitted an offer of judgment to resolve claims in the third round ANO damages case.  The $80 million offer was accepted by Entergy Arkansas, and the U.S. Court of Federal Claims issued a judgment

Entergy Corporation and Subsidiaries
Notes to Financial Statements

in that amount in favor of Entergy Arkansas and against the DOE. Entergy Arkansas received payment from the U.S. Treasury in January 2020. The effects in 2019 of recording the judgment were reductions to plant, nuclear fuel expense, other operation and maintenance expense, depreciation expense, and taxes other than income taxes. The ANO damages awarded included $55 million in costs previously capitalized, $12 million related to costs previously recorded as nuclear fuel expense, $12 million related to costs previously recorded as other operation and maintenance expense, and $1 million related to costs previously recorded as taxes other than income taxes. Of the $55 million, Entergy Arkansas, recorded $5 million as a reduction to previously-recorded depreciation expense.

In December 2019 the Entergy FitzPatrick Properties (formerly Entergy Nuclear FitzPatrick) and the DOE entered into a settlement agreement and the U.S. Court of Federal Claims issued a judgment in the amount of $7 million in favor of Entergy FitzPatrick Properties against the DOE in the second round FitzPatrick damages case. Entergy received payment from the U.S. Treasury in January 2020. Substantially all of the FitzPatrick damages awarded relate to costs previously expensed as asset write-offs, impairments, and related charges, and in December 2019 Entergy recorded $7 million as a reduction to asset write-offs, impairments, and related charges.

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

1.
The primary level is private insurance underwritten by American Nuclear Insurers (ANI) and provides public liability insurance coverage of $450 million for each operating reactor.  If this amount is not sufficient to cover claims arising from an accident, the second level, Secondary Financial Protection, applies.

2.
Within the Secondary Financial Protection level, each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident or fault, up to a maximum of approximately $137.6 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $1.101 billion).  This retrospective premium is payable at a rate currently set at approximately $21 million per year per incident per nuclear power reactor.

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

Currently, 98 nuclear reactors are participating in the Secondary Financial Protection program that provides approximately $14 billion in secondary layer insurance coverage to compensate the public in the event of a nuclear power reactor accident.  The Price-Anderson Act provides that all potential liability for a nuclear accident is limited to the amounts of insurance coverage available under the primary and secondary layers.

Entergy Arkansas and Entergy Louisiana each have two licensed reactors. System Energy has one licensed reactor (10% of Grand Gulf is owned by a non-affiliated company (Cooperative Energy) that would share on a pro-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

rata basis in any retrospective premium assessment to System Energy under the Price-Anderson Act).  The Entergy Wholesale Commodities segment includes the ownership, operation, and decommissioning of three nuclear power reactors and the ownership of the shutdown Indian Point 1 reactor and Big Rock Point facility. The Entergy Wholesale Commodities segment previously included two nuclear power reactors that were sold in 2019. Vermont Yankee was sold in January 2019 and Pilgrim was sold in August 2019.

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

The Entergy Wholesale Commodities’ plants (Palisades, Indian Point 2, Indian Point 3, and Big Rock Point) have property damage insurance limits as follows: Big Rock Point - $50 million per occurrence; Palisades - $1.115 billion per occurrence; and Indian Point - $1.6 billion per occurrence. For losses that are considered non-nuclear in nature, the property damage insurance limit at Palisades and Indian Point is $500 million. Property damage from wind and flood at Indian Point includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million, but property damage from earthquake and volcanic eruption at Indian Point is excluded from the first $500 million. Property damage from wind, flood, earthquake, and volcanic eruption at Palisades includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million. Property damage from wind, flood, earthquake, and volcanic eruption at Big Rock Point includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $14 million.

The value of the insured property at the time of an accident at Palisades has been changed from replacement cost to actual cash value.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Under the property damage and accidental outage insurance programs, all NEIL insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL.  Effective April 1, 2019, the maximum amounts of such possible assessments per occurrence were as follows:

Assessments
(In Millions)
Utility:
Entergy Arkansas	$36.2
Entergy Louisiana	$51.5
Entergy Mississippi	$0.12
Entergy New Orleans	$0.12
Entergy Texas	N/A
System Energy	$24.1

Entergy Wholesale Commodities	$—

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Grand Gulf - Related Agreements

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by the FERC.  Charges under this agreement are paid in consideration for the purchasing companies’ respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered.  The agreement will remain in effect until terminated by the parties and the termination is approved by the FERC, most likely upon Grand Gulf’s retirement from service.  In December 2016 the NRC granted the extension of Grand Gulf’s operating license to 2044. Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2019 under the agreement were approximately $17.6 million for Entergy Arkansas, $7 million for Entergy Louisiana, $15.5 million for Entergy Mississippi, and $8.5 million for Entergy New Orleans. See Note 2 to the financial statements for discussion of the complaints filed with the FERC against System Energy seeking a reduction in the return on equity component of the Unit Power Sales Agreement.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	December 31,
	2019	2018
	(In Millions)
Entergy Arkansas	$168.9	$138.3
Entergy Louisiana	($2.4)	($18.8)
Entergy Mississippi	$80.8	$63.5
Entergy New Orleans	$52.9	$49.3
Entergy Texas	$42.5	$50.9
System Energy	$75.9	$76.4

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2019 and 2018 by Entergy were as follows:

	Liabilities as of December 31, 2018	Accretion	Change in Cash Flow Estimate	Spending	Dispositions		Liabilities as of December 31, 2019
	(In Millions)
Entergy	$6,923.4	$414.0	$273.7	($45.6)	($1,406.3)		$6,159.2

Utility
Entergy Arkansas	1,048.4	68.0	126.2	—	—		1,242.6
Entergy Louisiana	1,280.3	69.5	147.5	—	—		1,497.3
Entergy Mississippi	9.2	0.5	—	—	—		9.7
Entergy New Orleans	3.3	0.2	—	—	—		3.5
Entergy Texas	7.2	0.4	—	—	—		7.6
System Energy	896.0	35.7	—	—	—		931.7

Entergy Wholesale Commodities
Big Rock Point	39.7	3.2	—	(2.6)	—		40.3
Indian Point 1	227.9	19.5	—	(8.8)	—		238.6
Indian Point 2	768.0	65.5	—	(4.5)	—		829.0
Indian Point 3	750.6	62.5	—	(4.7)	—		808.4
Palisades	508.0	42.9	—	(1.1)	—		549.8
Pilgrim	816.5	44.1	—	(23.9)	(836.7)	(b)	—
Vermont Yankee	567.9	1.7	—	—	(569.6)	(b)	—
Other (a)	0.4	0.1	—	—	—		0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Liabilities as of December 31, 2017	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2018
	(In Millions)
Entergy	$6,185.8	$423.5	$505.4	($191.3)	$6,923.4

Utility
Entergy Arkansas	981.2	60.4	8.9	(2.1)	1,048.4
Entergy Louisiana	1,140.5	63.2	85.4	(8.8)	1,280.3
Entergy Mississippi	9.2	0.5	0.5	(1.0)	9.2
Entergy New Orleans	3.1	0.2	—	—	3.3
Entergy Texas	6.8	0.4	—	—	7.2
System Energy	861.7	34.3	—	—	896.0

Entergy Wholesale Commodities
Big Rock Point	38.9	3.2	—	(2.4)	39.7
Indian Point 1	217.6	18.6	—	(8.3)	227.9
Indian Point 2	708.7	60.6	—	(1.3)	768.0
Indian Point 3	694.5	58.0	—	(1.9)	750.6
Palisades	470.4	39.6	—	(2.0)	508.0
Pilgrim	651.4	58.6	117.5	(11.0)	816.5
Vermont Yankee	401.5	25.9	293.0	(152.5)	567.9	(c)
Other (a)	0.3	—	0.1	—	0.4

(a)	See “Coal Combustion Residuals” below for additional discussion regarding the asset retirement obligations related to coal combustion residuals management.

(b)	See Note 14 to the financial statements for discussion of the sale of the Pilgrim plant to Holtec International in August 2019 and the sale of the Vermont Yankee plant to NorthStar in January 2019.

(c)	The Vermont Yankee asset retirement obligation was classified as held for sale within other non-current liabilities on the consolidated balance sheet as of December 31, 2018.

Nuclear Plant Decommissioning

Entergy periodically reviews and updates estimated decommissioning costs.  The actual decommissioning costs may vary from the estimates because of the timing of plant decommissioning, regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.  As described below, during 2019, 2018, and 2017, Entergy updated decommissioning cost estimates for certain nuclear power plants.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Wholesale Commodities

Palisades

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

Pilgrim

Entergy Nuclear Generation Company filed its Post-Shutdown Decommissioning Activities report (PSDAR) with the NRC in the fourth quarter 2018 for the Pilgrim plant in anticipation of its May 2019 shutdown. As part of the development of the PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2018. The revised estimate resulted in a $117.5 million increase in the decommissioning cost liability and a corresponding impairment charge.

Vermont Yankee

In the fourth quarter 2018, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Vermont Yankee. The revised estimate resulted in a $293 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset. The revision was prompted by the progress of the Vermont Yankee sales transaction, which is described in Note 14 to the financial statements. Entergy accordingly evaluated the Vermont Yankee asset retirement obligation in light of the terms of the sale transaction, upon determining that Vermont Yankee was in held for sale status. Based on the terms of the sales agreement, which include Entergy receiving a note receivable from the purchaser, Entergy determined that $165 million of the asset retirement cost was impaired, and it was accordingly written down in the fourth quarter 2018. The Vermont Yankee plant was sold to NorthStar in January 2019.

NRC Filings Regarding Trust Funding Levels

Plant owners are required to provide the NRC with a biennial report (annually for units that have shut down or will shut down within five years), based on values as of December 31, addressing the owners’ ability to meet the NRC minimum funding levels. Depending on the value of the trust funds, plant owners may be required to take steps, such as providing financial guarantees through letters of credit or parent company guarantees or making additional contributions to the trusts, to ensure that the trusts are adequately funded and that NRC minimum funding requirements are met.

As nuclear plants individually approach and begin decommissioning, filings will be submitted to the NRC for planned shutdown activities. These filings with the NRC also determine whether financial assurance may be required in addition to the nuclear decommissioning trust fund.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Coal Combustion Residuals

In June 2010 the EPA issued a proposed rule on coal combustion residuals (CCRs) that contained two primary regulatory options: (1) regulating CCRs destined for disposal in landfills or received (including stored) in surface impoundments as so-called “special wastes” under the hazardous waste program of Resource Conservation and Recovery Act (RCRA) Subtitle C; or (2) regulating CCRs destined for disposal in landfills or surface impoundments as non-hazardous wastes under Subtitle D of RCRA.  Under both options, CCRs that are beneficially reused in certain processes would remain excluded from hazardous waste regulation. In April 2015 the EPA published the final CCR rule with the material being regulated under the second scenario presented above - as non-hazardous wastes regulated under RCRA Subtitle D. The final regulations create new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse. In December 2016, the Water Infrastructure Improvements for the Nation Act (WIIN Act) was signed into law, which authorizes states to regulate coal ash rather than leaving primary enforcement to citizen suit actions. States may submit to the EPA proposals for permit programs. In September 2017 the EPA agreed to reconsider certain provisions of the coal combustion residuals (CCR) rule in light of the WIIN Act. In March 2018 the EPA published its proposed revisions to the CCR rule with comments due at the end of April 2018. In July 2018 the EPA released its initial revisions extending certain deadlines and incorporating some risk-based standards.  The EPA is expected to release additional revisions in another rulemaking.  In August 2018 the D.C. Circuit vacated several provisions of the CCR rule on the basis that they were inconsistent with the Resource Conservation and Recovery Act and remanded the matter to the EPA to conduct further rulemaking. In August 2019 the EPA released its second set of proposed revisions to the CCR rule and plans at least three additional rulemakings.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 10.   LEASES  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy implemented ASU 2016-02, “Leases (Topic 842),” effective January 1, 2019. The ASU’s core principle is that “a lessee should recognize the assets and liabilities that arise from leases.” The ASU considers that “all leases create an asset and a liability,” and accordingly requires recording the assets and liabilities related to all leases with a term greater than 12 months. Concurrent with the implementation of ASU 2016-02, Entergy implemented ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” which provided Entergy the option to elect not to evaluate existing land easements that are not currently accounted for as leases under the previous lease standard, and ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which intended to simplify the transition requirement giving Entergy the option to apply the transition provisions of the new standard at the date of adoption instead of at the earliest comparative period. In implementing these ASUs, Entergy elected the options provided in both ASU 2018-01 and ASU 2018-11. This accounting was applied to all lease agreements using the modified retrospective method, which required an adjustment to retained earnings for the cumulative effect of adopting the standard as of the effective date, and when implemented with ASU 2018-11, allowed Entergy to recognize the leased assets and liabilities on its balance sheet beginning on January 1, 2019 without restating prior periods. In adopting the standard in January 2019, Entergy recognized right-of-use assets and corresponding lease liabilities totaling approximately $263 million, including $59 million for Entergy Arkansas, $51 million for Entergy Louisiana, $26 million for Entergy Mississippi, $7 million for Entergy New Orleans, and $16 million for Entergy Texas. Implementation of the standards had no material effect on consolidated net income; therefore, no adjustment to retained earnings was recorded. The adoption of the standards had no effect on cash flows.

General

As of December 31, 2019, Entergy and the Registrant Subsidiaries held operating and finance leases for fleet vehicles used in operations, real estate, and aircraft. Excluded are power purchase agreements not meeting the definition of a lease, nuclear fuel leases, and the Grand Gulf sale-leaseback which were determined not to be leases under the accounting standards.

Leases have remaining terms of one year to 60 years. Real estate leases generally include at least one five-year renewal option; however, renewal is not typically considered reasonably certain unless Entergy or a Registrant Subsidiary makes significant leasehold improvements or other modifications that would hinder its ability to easily move. In certain of the lease agreements for fleet vehicles used in operations, Entergy and the Registrant Subsidiaries provide residual value guarantees to the lessor. Due to the nature of the agreements and Entergy’s continuing relationship with the lessor, however, Entergy and the Registrant Subsidiaries expect to renegotiate or refinance the leases prior to conclusion of the lease. As such, Entergy and the Registrant Subsidiaries do not believe it is probable that they will be required to pay anything pertaining to the residual value guarantee, and the lease liabilities and right-of-use assets are measured accordingly.

Entergy incurred the following total lease costs for the year ended December 31, 2019:

(In Thousands)
Operating lease cost	$63,566
Finance lease cost:
Amortization of right-of-use assets	$16,048
Interest on lease liabilities	$3,667

The lease costs disclosed above materially approximate the cash flows used by Entergy for leases with all costs included within operating activities on the Consolidated Statements of Cash Flows, except for the finance lease costs which are included in financing activities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries incurred the following lease costs for the year ended December 31, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating lease cost	$13,213	$11,975	$6,927	$1,406	$4,259
Finance lease cost:
Amortization of right-of-use assets	$3,643	$5,940	$2,097	$1,042	$1,568
Interest on lease liabilities	$594	$895	$353	$168	$241

The lease costs disclosed above materially approximate the cash flows used by the Registrant Subsidiaries for leases with all costs included within operating activities on the respective Statements of Cash Flows, except for the finance lease costs which are included in financing activities.

Entergy has elected to account for short-term leases in accordance with policy options provided by accounting guidance; therefore, there are no related lease liabilities or right-of-use assets for the costs recognized above by Entergy or by its Registrant Subsidiaries in the table below.

Included within Property, Plant, and Equipment on Entergy’s consolidated balance sheet at December 31, 2019 are $234 million related to operating leases and $61 million related to finance leases.

Included within Utility Plant on the Registrant Subsidiaries’ respective balance sheets at December 31, 2019 are the following amounts:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating leases	$52,317	$36,034	$16,900	$3,878	$14,020
Finance leases	$11,216	$17,209	$6,869	$3,291	$5,273

The following lease-related liabilities are recorded within the respective Other lines on Entergy’s consolidated balance sheet as of December 31, 2019:

(In Thousands)
Current liabilities:
Operating leases	$52,678
Finance leases	$11,413
Non-current liabilities:
Operating leases	$181,339
Finance leases	$53,396

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following lease-related liabilities are recorded within the respective Other lines on the Registrant Subsidiaries’ respective balance sheets at December 31, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities:
Operating leases	$11,443	$10,331	$5,633	$1,134	$3,698
Finance leases	$2,442	$3,919	$1,487	$647	$1,222
Non-current liabilities:
Operating leases	$40,880	$25,743	$11,232	$2,746	$10,364
Finance leases	$8,768	$13,376	$5,382	$2,644	$4,009

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and finance leases of Entergy at December 31, 2019:

Weighted average remaining lease terms:
Operating leases	5.14
Finance leases	6.69
Weighted average discount rate:
Operating leases	3.86%
Finance leases	4.60%

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and finance leases of the Registrant Subsidiaries at December 31, 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas

Weighted average remaining lease terms:
Operating leases	5.84	4.33	5.04	5.62	4.54
Finance leases	5.43	5.24	5.32	5.93	5.12
Weighted average discount rate:
Operating leases	3.67%	3.65%	3.75%	3.88%	3.73%
Finance leases	3.68%	3.65%	3.67%	3.74%	3.82%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Maturity of the lease liabilities for Entergy as of December 31, 2019 are as follows:

Year	Operating Leases	Finance Leases
	(In Thousands)

2020	$62,124	$14,014
2021	56,386	12,457
2022	47,919	11,253
2023	37,228	10,121
2024	30,376	8,454
Years thereafter	29,138	20,010
Minimum lease payments	263,171	76,309
Less: amount representing interest	29,153	11,500
Present value of net minimum lease payments	$234,018	$64,809

Maturity of the lease liabilities for the Registrant Subsidiaries as of December 31, 2019 are as follows:

Operating Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

2020	$13,010	$11,376	$6,112	$1,248	$4,339
2021	11,165	9,645	4,983	991	3,611
2022	8,788	6,935	3,566	711	2,689
2023	7,193	4,916	1,454	549	2,336
2024	5,866	3,089	731	310	1,684
Years thereafter	12,021	2,972	1,972	522	1,119
Minimum lease payments	58,043	38,933	18,818	4,331	15,778
Less: amount representing interest	5,720	2,860	1,953	452	1,716
Present value of net minimum lease payments	$52,323	$36,073	$16,865	$3,879	$14,062

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Finance Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

2020	$2,772	$4,422	$1,692	$744	$1,382
2021	2,369	3,766	1,527	634	1,188
2022	2,079	3,325	1,334	581	981
2023	1,833	2,856	1,111	532	839
2024	1,489	2,092	838	449	648
Years thereafter	1,787	2,476	1,038	713	706
Minimum lease payments	12,329	18,937	7,540	3,653	5,744
Less: amount representing interest	1,119	1,641	670	362	512
Present value of net minimum lease payments	$11,210	$17,296	$6,870	$3,291	$5,232

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

In accordance with ASU 2018-11, below is the lease disclosure from Note 10 to the financial statements in the Form 10-K for the year ended December 31, 2018.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2016, Entergy Louisiana completed the first step in the two-step transaction by acquiring the equity participant’s beneficial interest in the leased assets. Entergy Louisiana paid $60 million in cash and $52 million through the issuance of a non-interest bearing collateral trust mortgage note, payable in installments through July 2017. Entergy Louisiana continued to make payments on the lessor debt that remained outstanding and that matured in January 2017. The combination of payments on the $52 million collateral trust mortgage note issued and the debt service on the lessor debt was equal in timing and amount to the remaining lease payments due from the closing of the transaction through the end of the lease term in July 2017.

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

As of December 31, 2016, Entergy Louisiana, in connection with the Waterford 3 lease obligation, had a future minimum lease payment of $57.5 million, including $2.3 million in interest, due January 2017 that was recorded as long-term debt.

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

Qualified Pension Plans

Entergy has eight defined benefit qualified pension plans covering substantially all employees. The Entergy Corporation Retirement Plan for Non-Bargaining Employees (Non-Bargaining Plan I), the Entergy Corporation Retirement Plan for Bargaining Employees (Bargaining Plan I), the Entergy Corporation Retirement Plan II for Non-Bargaining Employees (Non-Bargaining Plan II), the Entergy Corporation Retirement Plan II for Bargaining Employees, the Entergy Corporation Retirement Plan III, and the Entergy Corporation Retirement Plan IV for Bargaining Employees are non-contributory final average pay plans and provide pension benefits that are based on employees’ credited service and compensation during employment.  Non-bargaining employees whose most recent date of hire is after June 30, 2014 participate in the Entergy Corporation Cash Balance Plan for Non-Bargaining Employees (Non-Bargaining Cash Balance Plan). Certain bargaining employees hired or rehired after June 30, 2014, or such later date provided for in their applicable collective bargaining agreements, participate in the Entergy Corporation Cash Balance Plan for Bargaining Employees (Bargaining Cash Balance Plan). The Registrant Subsidiaries participate in these four plans: Non-Bargaining Plan I, Bargaining Plan I, Non-Bargaining Cash Balance Plan, and Bargaining Cash Balance Plan.

The assets of the six final average pay defined benefit qualified pension plans are held in a master trust established by Entergy, and the assets of the two cash balance pension plans are held in a second master trust established by Entergy.  Each pension plan has an undivided beneficial interest in each of the investment accounts in its respective master trust that is maintained by a trustee.  Use of the master trusts permits the commingling of the trust assets of the pension plans of Entergy Corporation and its Registrant Subsidiaries for investment and administrative

Entergy Corporation and Subsidiaries
Notes to Financial Statements

purposes.  Although assets in the master trusts are commingled, the trustee maintains supporting records for the purpose of allocating the trust level equity in net earnings (loss) and the administrative expenses of the investment accounts in each trust to the various participating pension plans in that particular trust.  The fair value of the trusts’ assets is determined by the trustee and certain investment managers.  For each trust, the trustee calculates a daily earnings factor, including realized and unrealized gains or losses, collected and accrued income, and administrative expenses, and allocates earnings to each plan in the master trusts on a pro rata basis.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation and its subsidiaries’ total 2019, 2018, and 2017 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2019	2018	2017
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$134,193	$155,010	$133,641
Interest cost on projected benefit obligation	293,114	267,415	260,824
Expected return on assets	(414,947)	(442,142)	(408,225)
Amortization of prior service cost	—	398	261
Recognized net loss	241,117	274,104	227,720
Settlement charges	23,492	828	—
Net periodic pension costs	$276,969	$255,613	$214,221
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$614,600	$394,951	$368,067
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	—	(398)	(261)
Amortization of net loss	(241,117)	(274,104)	(227,720)
Settlement charge	(23,492)	(828)	—
Total	$349,991	$119,621	$140,086
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$626,960	$375,234	$354,307
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year:
Prior service cost	$—	$—	$398
Net loss	$349,038	$233,677	$274,104

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total 2019, 2018, and 2017 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, for their employees included the following components:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$21,043	$29,137	$6,516	$2,274	$5,401	$6,199
Interest cost on projected benefit obligation	56,701	63,529	16,272	7,495	14,451	13,456
Expected return on assets	(80,705)	(90,607)	(23,873)	(10,785)	(23,447)	(18,710)
Recognized net loss	47,361	46,571	12,416	6,117	9,335	11,400
Net pension cost	$44,400	$48,630	$11,331	$5,101	$5,740	$12,345
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$118,898	$99,346	$41,088	$6,531	$10,869	$36,711
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(47,361)	(46,571)	(12,416)	(6,117)	(9,335)	(11,400)
Total	$71,537	$52,775	$28,672	$414	$1,534	$25,311
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$115,937	$101,405	$40,003	$5,515	$7,274	$37,656
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Net loss	$67,588	$66,509	$18,994	$8,018	$13,060	$17,117

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$24,757	$33,783	$7,286	$2,693	$6,356	$7,102
Interest cost on projected benefit obligation	52,017	59,761	15,075	7,253	13,390	12,907
Expected return on assets	(87,404)	(99,236)	(26,007)	(11,973)	(26,091)	(19,963)
Recognized net loss	53,650	57,800	14,438	7,816	10,503	14,859
Net pension cost	$43,020	$52,108	$10,792	$5,789	$4,158	$14,905
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	$74,570	$41,642	$19,244	$2,351	$24,121	($2,359)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(53,650)	(57,800)	(14,438)	(7,816)	(10,503)	(14,859)
Total	$20,920	($16,158)	$4,806	($5,465)	$13,618	($17,218)
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$63,940	$35,950	$15,598	$324	$17,776	($2,313)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Net loss	$47,361	$46,571	$12,416	$6,117	$9,335	$11,400

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$20,358	$27,698	$5,890	$2,500	$5,455	$6,145
Interest cost on projected benefit obligation	51,776	59,235	14,927	7,163	13,569	12,364
Expected return on assets	(81,707)	(92,067)	(24,526)	(11,199)	(24,722)	(18,650)
Recognized net loss	46,560	49,417	12,213	6,632	9,241	11,857
Net pension cost	$36,987	$44,283	$8,504	$5,096	$3,543	$11,716
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$51,569	$57,510	$14,681	$8,601	$1,109	$27,733
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(46,560)	(49,417)	(12,213)	(6,632)	(9,241)	(11,857)
Total	$5,009	$8,093	$2,468	$1,969	($8,132)	$15,876
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$41,996	$52,376	$10,972	$7,065	($4,589)	$27,592
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Net loss	$53,650	$57,800	$14,438	$7,816	$10,503	$14,859

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Recognized in the Balance Sheet

Qualified pension obligations, plan assets, funded status, amounts recognized in the Consolidated Balance Sheets for Entergy Corporation and its Subsidiaries as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$7,404,917	$7,987,087
Service cost	134,193	155,010
Interest cost	293,114	267,415
Actuarial (gain)/loss	1,292,767	(395,242)
Benefits paid (including settlement lump sum benefit payments of ($68,203) in 2019 and ($1,794) in 2018)	(718,788)	(609,353)
Balance at December 31	$8,406,203	$7,404,917
Change in Plan Assets
Fair value of assets at January 1	$5,497,415	$6,071,316
Actual return on plan assets	1,093,114	(348,051)
Employer contributions	399,419	383,503
Benefits paid (including settlement lump sum benefit payments of ($68,203) in 2019 and ($1,794) in 2018)	(718,788)	(609,353)
Fair value of assets at December 31	$6,271,160	$5,497,415
Funded status	($2,135,043)	($1,907,502)
Amount recognized in the balance sheet
Non-current liabilities	($2,135,043)	($1,907,502)
Amount recognized as a regulatory asset
Net loss	$2,831,408	$2,468,987
Amount recognized as AOCI (before tax)
Net loss	$724,575	$737,004

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified pension obligations, plan assets, funded status, amounts recognized in the Balance Sheets for the Registrant Subsidiaries as of December 31, 2019 and 2018 are as follows:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$1,443,808	$1,599,916	$414,089	$191,190	$369,604	$339,034
Service cost	21,043	29,137	6,516	2,274	5,401	6,199
Interest cost	56,701	63,529	16,272	7,495	14,451	13,456
Actuarial loss	248,213	248,509	79,453	24,299	49,235	66,460
Benefits paid	(154,681)	(156,617)	(44,820)	(18,296)	(41,927)	(31,542)
Balance at December 31	$1,615,084	$1,784,474	$471,510	$206,962	$396,764	$393,607
Change in Plan Assets
Fair value of assets at January 1	$1,068,842	$1,215,926	$316,716	$145,968	$315,514	$245,516
Actual return on plan assets	210,020	239,770	62,238	28,552	61,814	48,460
Employer contributions	75,854	64,951	20,794	4,553	3,725	20,234
Benefits paid	(154,681)	(156,617)	(44,820)	(18,296)	(41,927)	(31,542)
Fair value of assets at December 31	$1,200,035	$1,364,030	$354,928	$160,777	$339,126	$282,668
Funded status	($415,049)	($420,444)	($116,582)	($46,185)	($57,638)	($110,939)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($415,049)	($420,444)	($116,582)	($46,185)	($57,638)	($110,939)
Amounts recognized as regulatory asset
Net loss	$799,235	$759,228	$225,354	$91,862	$160,564	$193,870
Amounts recognized as AOCI (before tax)
Net loss	$—	$23,481	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$1,580,756	$1,785,700	$457,549	$217,896	$410,720	$384,049
Service cost	24,757	33,783	7,286	2,693	6,356	7,102
Interest cost	52,017	59,761	15,075	7,253	13,390	12,907
Actuarial gain	(79,621)	(133,520)	(26,611)	(18,844)	(21,656)	(37,842)
Benefits paid	(134,101)	(145,808)	(39,210)	(17,808)	(39,206)	(27,182)
Balance at December 31	$1,443,808	$1,599,916	$414,089	$191,190	$369,604	$339,034
Change in Plan Assets
Fair value of assets at January 1	$1,205,668	$1,365,741	$360,842	$165,747	$363,523	$274,432
Actual return on plan assets	(66,787)	(75,926)	(19,849)	(9,221)	(19,686)	(15,520)
Employer contributions	64,062	71,919	14,933	7,250	10,883	13,786
Benefits paid	(134,101)	(145,808)	(39,210)	(17,808)	(39,206)	(27,182)
Fair value of assets at December 31	$1,068,842	$1,215,926	$316,716	$145,968	$315,514	$245,516
Funded status	($374,966)	($383,990)	($97,373)	($45,222)	($54,090)	($93,518)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($374,966)	($383,990)	($97,373)	($45,222)	($54,090)	($93,518)
Amounts recognized as regulatory asset
Net loss	$727,703	$686,138	$196,683	$91,448	$159,030	$168,559
Amounts recognized as AOCI (before tax)
Net loss	$—	$43,796	$—	$—	$—	$—

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy’s qualified pension plans was $7.8 billion and $6.9 billion at December 31, 2019 and 2018, respectively.

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries for their employees as of December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
	(In Thousands)
Entergy Arkansas	$1,519,998	$1,362,425
Entergy Louisiana	$1,643,759	$1,481,158
Entergy Mississippi	$438,817	$387,635
Entergy New Orleans	$192,561	$179,907
Entergy Texas	$371,589	$347,852
System Energy	$368,771	$317,848

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation’s and its subsidiaries’ total 2019, 2018, and 2017 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, included the following components:

	2019	2018	2017
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$18,699	$27,129	$26,915
Interest cost on accumulated postretirement benefit obligation (APBO)	47,901	50,725	55,838
Expected return on assets	(38,246)	(41,493)	(37,630)
Amortization of prior service credit	(35,377)	(37,002)	(41,425)
Recognized net loss	1,430	13,729	21,905
Net other postretirement benefit (income)/cost	($5,593)	$13,088	$25,603
Other changes in plan assets and benefit obligations recognized as a regulatory asset and /or AOCI (before tax)
Arising this period:
Prior service credit for period	$—	$—	($2,564)
Net gain	(38,526)	(274,354)	(66,922)
Amounts reclassified from regulatory asset and /or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	35,377	37,002	41,425
Amortization of net loss	(1,430)	(13,729)	(21,905)
Total	($4,579)	($251,081)	($49,966)
Total recognized as net periodic benefit (income)/cost, regulatory asset, and/or AOCI (before tax)	($10,172)	($237,993)	($24,363)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit (income)/cost in the following year
Prior service credit	($17,563)	($35,377)	($37,002)
Net loss	$800	$1,430	$13,729

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2019, 2018, and 2017 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, for their employees included the following components:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Other postretirement costs:
Service cost - benefits earned during the period	$2,363	$4,639	$1,046	$367	$943	$973
Interest cost on APBO	7,226	10,664	2,681	1,581	3,415	1,902
Expected return on assets	(15,962)	—	(4,794)	(4,947)	(9,103)	(2,788)
Amortization of prior service credit	(4,950)	(7,349)	(1,756)	(682)	(2,243)	(1,450)
Recognized net (gain)/ loss	576	(695)	723	231	485	354
Net other postretirement benefit (income)/cost	($10,747)	$7,259	($2,100)	($3,450)	($6,503)	($1,009)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($26,707)	($2,220)	($11,950)	($10,967)	($6,406)	($5,539)
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	4,950	7,349	1,756	682	2,243	1,450
Amortization of net (gain)/loss	(576)	695	(723)	(231)	(485)	(354)
Total	($22,333)	$5,824	($10,917)	($10,516)	($4,648)	($4,443)
Total recognized as net periodic other postretirement (income)/cost, regulatory asset, and/or AOCI (before tax)	($33,080)	$13,083	($13,017)	($13,966)	($11,151)	($5,452)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic (income)/cost in the following year
Prior service credit	($3,174)	($3,142)	($1,037)	$—	($1,421)	($747)
Net (gain)/loss	$4	($1,030)	$75	($246)	$810	$51

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$3,170	$6,225	$1,284	$516	$1,319	$1,223
Interest cost on APBO	7,986	11,154	2,731	1,669	3,754	1,998
Expected return on assets	(17,368)	—	(5,213)	(5,250)	(9,784)	(3,130)
Amortization of prior service credit	(5,110)	(7,735)	(1,823)	(745)	(2,316)	(1,513)
Recognized net loss	1,154	1,550	1,508	137	823	932
Net other postretirement benefit (income)/cost	($10,168)	$11,194	($1,513)	($3,673)	($6,204)	($490)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($32,219)	($73,249)	($7,794)	($981)	($10,561)	($6,680)
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	5,110	7,735	1,823	745	2,316	1,513
Amortization of net loss	(1,154)	(1,550)	(1,508)	(137)	(823)	(932)
Total	($28,263)	($67,064)	($7,479)	($373)	($9,068)	($6,099)
Total recognized as net periodic other postretirement (income)/cost, regulatory asset, and/or AOCI (before tax)	($38,431)	($55,870)	($8,992)	($4,046)	($15,272)	($6,589)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic (income)/cost in the following year
Prior service credit	($4,950)	($7,349)	($1,756)	($682)	($2,243)	($1,450)
Net (gain)/loss	$576	($695)	$723	$231	$485	$354

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$3,451	$6,373	$1,160	$567	$1,488	$1,278
Interest cost on APBO	9,020	12,101	2,759	1,874	4,494	2,236
Expected return on assets	(15,836)	—	(4,801)	(4,635)	(8,720)	(2,869)
Amortization of prior service credit	(5,110)	(7,735)	(1,823)	(745)	(2,316)	(1,513)
Recognized net loss	4,460	1,859	1,675	418	3,303	1,560
Net other postretirement benefit (income)/cost	($4,015)	$12,598	($1,030)	($2,521)	($1,751)	$692
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	(29,534)	(1,256)	506	(7,342)	(22,255)	(5,459)
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	5,110	7,735	1,823	745	2,316	1,513
Amortization of net loss	(4,460)	(1,859)	(1,675)	(418)	(3,303)	(1,560)
Total	($28,884)	$4,620	$654	($7,015)	($23,242)	($5,506)
Total recognized as net periodic other postretirement (income)/cost, regulatory asset, and/or AOCI (before tax)	($32,899)	$17,218	($376)	($9,536)	($24,993)	($4,814)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic (income)/cost in the following year
Prior service credit	($5,110)	($7,735)	($1,823)	($745)	($2,316)	($1,513)
Net loss	$1,154	$1,550	$1,508	$137	$823	$932

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet

Other postretirement benefit obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Consolidated Balance Sheets of Entergy Corporation and its Subsidiaries as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(In Thousands)
Change in APBO
Balance at January 1	$1,232,619	$1,563,487
Service cost	18,699	27,129
Interest cost	47,901	50,725
Plan participant contributions	38,640	37,049
Actuarial (gain)/loss	23,673	(346,429)
Benefits paid	(109,223)	(99,785)
Medicare Part D subsidy received	594	443
Balance at December 31	$1,252,903	$1,232,619
Change in Plan Assets
Fair value of assets at January 1	$609,782	$659,327
Actual return on plan assets	100,445	(30,582)
Employer contributions	46,618	43,773
Plan participant contributions	38,640	37,049
Benefits paid	(109,223)	(99,785)
Fair value of assets at December 31	$686,262	$609,782
Funded status	($566,641)	($622,837)
Amounts recognized in the balance sheet
Current liabilities	($48,040)	($44,276)
Non-current liabilities	(518,601)	(578,561)
Total funded status	($566,641)	($622,837)
Amounts recognized as a regulatory asset
Prior service credit	($11,899)	($25,778)
Net (gain)/loss	(5,081)	51,774
	($16,980)	$25,996
Amounts recognized as AOCI (before tax)
Prior service credit	($21,231)	($42,730)
Net gain	(16,670)	(33,569)
	($37,901)	($76,299)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other postretirement benefit obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2019 and 2018 are as follows:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$187,830	$275,269	$68,976	$41,987	$88,310	$48,791
Service cost	2,363	4,639	1,046	367	943	973
Interest cost	7,226	10,664	2,681	1,581	3,415	1,902
Plan participant contributions	8,125	8,876	2,197	1,343	2,602	1,765
Actuarial (gain)/loss	166	(2,220)	(3,778)	(4,234)	8,279	(891)
Benefits paid	(20,048)	(23,160)	(5,159)	(2,598)	(8,830)	(5,229)
Medicare Part D subsidy received	82	107	16	14	23	37
Balance at December 31	$185,744	$274,175	$65,979	$38,460	$94,742	$47,348
Change in Plan Assets
Fair value of assets at January 1	$252,055	$—	$75,853	$81,774	$144,846	$43,670
Actual return on plan assets	42,835	—	12,966	11,680	23,788	7,436
Employer contributions	1,257	14,284	228	1,659	(596)	829
Plan participant contributions	8,125	8,876	2,197	1,343	2,602	1,765
Benefits paid	(20,048)	(23,160)	(5,159)	(2,598)	(8,830)	(5,229)
Fair value of assets at December 31	$284,224	$—	$86,085	$93,858	$161,810	$48,471
Funded status	$98,480	($274,175)	$20,106	$55,398	$67,068	$1,123
Amounts recognized in the balance sheet
Current liabilities	$—	($18,467)	$—	$—	$—	$—
Non-current liabilities	98,480	(255,708)	20,106	55,398	67,068	1,123
Total funded status	$98,480	($274,175)	$20,106	$55,398	$67,068	$1,123
Amounts recognized in regulatory asset
Prior service credit	($6,515)	$—	($3,108)	$—	($1,422)	($854)
Net (gain)/loss	(18,262)	—	3,272	(8,046)	6,203	2,881
	($24,777)	$—	$164	($8,046)	$4,781	$2,027
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($4,915)	$—	$—	$—	$—
Net gain	—	(24,739)	—	—	—	—
	$—	($29,654)	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$249,019	$345,389	$84,621	$53,548	$116,702	$61,381
Service cost	3,170	6,225	1,284	516	1,319	1,223
Interest cost	7,986	11,154	2,731	1,669	3,754	1,998
Plan participant contributions	8,136	8,162	2,233	1,171	2,565	1,837
Actuarial gain	(61,960)	(73,249)	(16,762)	(10,847)	(27,527)	(11,985)
Benefits paid	(18,581)	(22,476)	(5,145)	(4,078)	(8,516)	(5,685)
Medicare Part D subsidy received	60	64	14	8	13	22
Balance at December 31	$187,830	$275,269	$68,976	$41,987	$88,310	$48,791
Change in Plan Assets
Fair value of assets at January 1	$274,678	$—	$82,433	$85,504	$154,171	$49,124
Actual return on plan assets	(12,373)	—	(3,755)	(4,616)	(7,182)	(2,175)
Employer contributions	195	14,314	87	3,793	3,808	569
Plan participant contributions	8,136	8,162	2,233	1,171	2,565	1,837
Benefits paid	(18,581)	(22,476)	(5,145)	(4,078)	(8,516)	(5,685)
Fair value of assets at December 31	$252,055	$—	$75,853	$81,774	$144,846	$43,670
Funded status	$64,225	($275,269)	$6,877	$39,787	$56,536	($5,121)
Amounts recognized in the balance sheet
Current liabilities	$—	($17,740)	$—	$—	$—	$—
Non-current liabilities	64,225	(257,529)	6,877	39,787	56,536	(5,121)
Total funded status	$64,225	($275,269)	$6,877	$39,787	$56,536	($5,121)
Amounts recognized in regulatory asset
Prior service credit	($11,465)	$—	($4,864)	($681)	($3,665)	($2,304)
Net loss	9,021	—	15,945	3,151	13,094	8,774
	($2,444)	$—	$11,081	$2,470	$9,429	$6,470
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($12,264)	$—	$—	$—	$—
Net gain	—	(23,214)	—	—	—	—
	$—	($35,478)	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $22.6 million in 2019, $24.4 million in 2018, and $37.6 million in 2017.  In 2019, 2018, and 2017 Entergy recognized $7.4 million, $7.7 million, and $20.3 million, respectively in settlement charges related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.

The projected benefit obligation was $162.8 million as of December 31, 2019 of which $18.1 million was a current liability and $144.6 million was a non-current liability. The projected benefit obligation was $147 million as of December 31, 2018 of which $17 million was a current liability and $130 million was a non-current liability.  The accumulated benefit obligation was $143.4 million and $131.9 million as of December 31, 2019 and 2018, respectively. The unamortized prior service cost and net loss are recognized in regulatory assets ($58.8 million at December 31, 2019 and $51.9 million at December 31, 2018) and accumulated other comprehensive income before taxes ($24.9 million at December 31, 2019 and $19.2 million at December 31, 2018).

The following Registrant Subsidiaries participate in Entergy’s non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for their employees for the non-qualified plans for 2019, 2018, and 2017, was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2019	$275	$159	$326	$20	$481
2018	$474	$180	$300	$81	$650
2017	$679	$185	$251	$73	$499

Included in the 2019 net periodic pension cost above are settlement charges of $40 thousand for Entergy Mississippi related to the lump sum benefits paid out of the plan. Included in the 2018 net periodic pension cost above are settlement charges of $30 thousand and $139 thousand for Entergy Arkansas and Entergy Texas, respectively, related to the lump sum benefits paid out of the plan. Included in the 2017 net periodic pension cost above are settlement charges of $269 thousand for Entergy Arkansas related to the lump sum benefits paid out of the plan.

The projected benefit obligation for their employees for the non-qualified plans as of December 31, 2019 and 2018 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2019	$2,755	$1,682	$3,286	$231	$7,783
2018	$2,752	$1,881	$2,732	$206	$7,952

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The accumulated benefit obligation for their employees for the non-qualified plans as of December 31, 2019 and 2018 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2019	$2,248	$1,682	$2,938	$230	$7,391
2018	$2,519	$1,881	$2,427	$206	$7,724

The following amounts were recorded on the balance sheet as of December 31, 2019 and 2018:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($249)	($216)	($357)	($17)	($723)
Non-current liabilities	(2,506)	(1,467)	(2,930)	(215)	(7,060)
Total funded status	($2,755)	($1,683)	($3,287)	($232)	($7,783)
Regulatory asset/(liability)	$1,232	$3	$1,432	($559)	($603)

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($198)	($229)	($128)	($16)	($672)
Non-current liabilities	(2,554)	(1,652)	(2,604)	(191)	(7,280)
Total funded status	($2,752)	($1,881)	($2,732)	($207)	($7,952)
Regulatory asset/(liability)	$1,314	$79	$1,009	($579)	($517)
Accumulated other comprehensive income (before taxes)	$—	$5	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) as of December 31, 2019:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	$—	$21,498	($198)	$21,300
Amortization of loss	(82,284)	1,230	(2,192)	(83,246)
Settlement loss	(23,458)	—	(1,697)	(25,155)
	($105,742)	$22,728	($4,087)	($87,101)
Entergy Louisiana
Amortization of prior service cost	$—	$7,349	$—	$7,349
Amortization of loss	(2,795)	695	(6)	(2,106)
	($2,795)	$8,044	($6)	$5,243

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

With regard to pension and other postretirement costs, Entergy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the long-term expected rate of return on assets by the market-related value (MRV) of plan assets.  In general, Entergy determines the MRV of its pension plan assets by calculating a value that uses a 20-quarter phase-in of the difference between actual and expected returns and for its other postretirement benefit plan assets Entergy generally uses fair value.

In accordance with ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and are presented by Entergy in miscellaneous - net in other income.

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

Entergy’s qualified pension and postretirement weighted-average asset allocations by asset category at December 31, 2019 and 2018 and the target asset allocation and ranges for 2018 are as follows:

Pension Asset Allocation	Target	Range			Actual 2019	Actual 2018
Domestic Equity Securities	39%	32%	to	46%	39%	40%
International Equity Securities	19%	15%	to	23%	19%	18%
Fixed Income Securities	42%	39%	to	45%	41%	41%
Other	0%	0%	to	10%	1%	1%

Postretirement Asset Allocation	Non-Taxable and Taxable
	Target	Range			Actual 2019	Actual 2018
Domestic Equity Securities	27%	22%	to	32%	29%	27%
International Equity Securities	18%	13%	to	23%	18%	17%
Fixed Income Securities	55%	50%	to	60%	53%	56%
Other	0%	0%	to	5%	0%	0%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In determining its expected long-term rate of return on plan assets used in the calculation of benefit plan costs, Entergy reviews past performance, current and expected future asset allocations, and capital market assumptions of its investment consultant and some investment managers.

The expected long-term rate of return for the qualified pension plans’ assets is based primarily on the geometric average of the historical annual performance of a representative portfolio weighted by the target asset allocation defined in the table above, along with other indications of expected return on assets. The time period reflected is a long-dated period spanning several decades.

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

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.  Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area and individual security issuance.  As of December 31, 2019, all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were no significant concentrations (defined as greater than 10 percent of plan assets) of credit risk in Entergy’s pension and other postretirement benefit plan assets.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy, measured at fair value on a recurring basis at December 31, 2019, and December 31, 2018, a summary of the investments held in the master trusts for Entergy’s qualified pension and other postretirement plans in which the Registrant Subsidiaries participate.

Qualified Defined Benefit Pension Plan Trusts

2019	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$10,379	(b)	$—		—	$10,379
Common	857,159	(b)	—	(b)	—	857,159
Common collective trusts (c)						2,698,697
Registered investment companies	132,389	(d)	—		—	132,389
Fixed income securities:
U.S. Government securities	—		805,671	(a)	—	805,671
Corporate debt instruments	—		762,577	(a)	—	762,577
Registered investment companies (e)	53,842	(d)	2,903	(d)	—	1,008,371
Other	73	(f)	43,106	(f)	—	43,179
Other:
Insurance company general account (unallocated contracts)	—		40,452	(g)	—	40,452
Total investments	$1,053,842		$1,654,709		$—	$6,358,874
Cash						1,407
Other pending transactions						(22,549)
Less: Other postretirement assets included in total investments						(66,572)
Total fair value of qualified pension assets						$6,271,160

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Level 1		Level 2		Level 3	Total
	(In Thousands)
Short-term investments	$—		$7,715	(a)	$—	$7,715
Equity securities:
Corporate stocks:
Preferred	$8,250	(b)	$—		$—	$8,250
Common	695,003	(b)	—	(b)	—	695,003
Common collective trusts (c)						2,408,053
Registered investment companies	108,740	(d)	—		—	108,740
Fixed income securities:
U.S. Government securities	—	(b)	675,880	(a)	—	675,880
Corporate debt instruments	—		619,310	(a)	—	619,310
Registered investment companies (e)	29,374	(d)	2,697	(d)	—	931,439
Other	1,866	(f)	48,482	(f)	—	50,348
Other:
Insurance company general account (unallocated contracts)	—		39,322	(g)	—	39,322
Total investments	$843,233		$1,393,406		$—	$5,544,060
Cash						2,591
Other pending transactions						5,956
Less: Other postretirement assets included in total investments						(55,192)
Total fair value of qualified pension assets						$5,497,415

Other Postretirement Trusts

2019	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$289,398
Fixed income securities:
U.S. Government securities	49,930	(b)	89,297	(a)	—	139,227
Corporate debt instruments	—		130,333	(a)	—	130,333
Registered investment companies	1,877	(d)	—		—	1,877
Other	—		57,210	(f)	—	57,210
Total investments	$51,807		$276,840		$—	$618,045
Other pending transactions						1,645
Plus: Other postretirement assets included in the investments of the qualified pension trust						66,572
Total fair value of other postretirement assets						$686,262

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$244,729
Fixed income securities:
U.S. Government securities	63,174	(b)	80,039	(a)	—	143,213
Corporate debt instruments	—		105,989	(a)	—	105,989
Registered investment companies	2,442	(d)	—		—	2,442
Other	—		56,980	(f)	—	56,980
Total investments	$65,616		$243,008		$—	$553,353
Other pending transactions						1,237
Plus: Other postretirement assets included in the investments of the qualified pension trust						55,192
Total fair value of other postretirement assets						$609,782

(a)	Certain preferred stocks and certain fixed income debt securities (corporate, government, and securitized) are stated at fair value as determined by broker quotes.

(b)	Common stocks, certain preferred stocks, and certain fixed income debt securities (government) are stated at fair value determined by quoted market prices.

(c)
The common collective trusts hold investments in accordance with stated objectives.  The investment strategy of the trusts is to capture the growth potential of equity markets by replicating the performance of a specified index.  Net asset value per share of common collective trusts estimate fair value. Certain of these common collective trusts are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table, but are included in the total. In 2018 the fund administrator of these investments allowed trading three times in a 30-day period at the net asset value for certain of these common collective trusts.

(d)
Registered investment companies are money market mutual funds with a stable net asset value of one dollar per share. Registered investment companies may hold investments in domestic and international bond markets or domestic equities and estimate fair value using net asset value per share.

(e)
Certain of these registered investment companies are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table, but are included in the total.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy’s qualified pension and other postretirement benefit obligations at December 31, 2019, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement (before Medicare Subsidy)	Estimated Future Medicare D Subsidy Receipts
	(In Thousands)
Year(s)
2020	$548,493	$18,144	$81,100	$359
2021	$543,704	$15,724	$82,207	$398
2022	$549,488	$20,421	$82,619	$446
2023	$550,184	$19,720	$82,044	$491
2024	$554,602	$15,142	$80,649	$539
2025 - 2029	$2,604,810	$65,010	$373,404	$3,402

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries for their employees will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2020	$117,460	$123,520	$37,805	$14,865	$33,558	$26,332
2021	$112,562	$124,235	$36,552	$14,598	$32,552	$26,529
2022	$112,749	$124,692	$35,779	$14,628	$32,041	$26,996
2023	$110,326	$123,347	$34,984	$14,472	$30,992	$27,040
2024	$108,186	$122,228	$33,842	$14,028	$29,124	$26,696
2025 - 2029	$512,732	$574,928	$152,681	$64,517	$127,736	$127,243

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2020	$249	$216	$357	$17	$723
2021	$278	$200	$335	$17	$817
2022	$340	$184	$329	$17	$756
2023	$269	$168	$301	$21	$844
2024	$235	$154	$356	$19	$721
2025 - 2029	$1,152	$574	$1,510	$102	$2,970

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Other Postretirement Benefits Payments (before Medicare Part D Subsidy)	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2020	$13,088	$18,545	$4,046	$3,384	$6,292	$2,932
2021	$13,074	$18,703	$4,205	$3,255	$6,468	$3,044
2022	$12,801	$18,754	$4,261	$3,112	$6,520	$3,055
2023	$12,450	$18,588	$4,249	$2,997	$6,446	$2,990
2024	$12,155	$18,087	$4,250	$2,864	$6,239	$2,893
2025 - 2029	$55,553	$84,395	$20,672	$12,151	$29,004	$13,110

Estimated Future Medicare Part D Subsidy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2020	$78	$78	$27	$15	$28	$13
2021	$86	$87	$28	$15	$31	$14
2022	$95	$95	$31	$17	$32	$16
2023	$104	$104	$32	$17	$35	$19
2024	$111	$114	$35	$17	$38	$22
2025 - 2029	$685	$719	$205	$94	$222	$152

Contributions

Entergy currently expects to contribute approximately $216.3 million to its qualified pension plans and approximately $49.1 million to other postretirement plans in 2020.  The expected 2020 pension and other postretirement plan contributions of the Registrant Subsidiaries for their employees are shown below.  The 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020.

The Registrant Subsidiaries expect to contribute approximately the following to the qualified pension and other postretirement plans for their employees in 2020:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension Contributions	$32,512	$38,766	$7,768	$3,248	$3,549	$10,544
Other Postretirement Contributions	$509	$18,545	$130	$162	$61	$21

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Actuarial Assumptions

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefit APBO as of December 31, 2019 and 2018 were as follows:

	2019	2018
Weighted-average discount rate:
Qualified pension	3.26% - 3.43% Blended 3.39%	4.37% - 4.52% Blended 4.47%
Other postretirement	3.26%	4.42%
Non-qualified pension	2.72%	3.98%
Weighted-average rate of increase in future compensation levels	3.98% - 4.40%	3.98%
Assumed health care trend rate:
Pre-65	6.13%	6.59%
Post-65	6.25%	7.15%
Ultimate rate	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2027	2027
Post-65	2027	2026

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2019, 2018, and 2017 were as follows:

	2019	2018	2017
Weighted-average discount rate:
Qualified pension:
Service cost	4.57%	3.89%	4.75%
Interest cost	4.15%	3.44%	3.73%
Other postretirement:
Service cost	4.62%	3.88%	4.60%
Interest cost	4.01%	3.33%	3.61%
Non-qualified pension:
Service cost	3.94%	3.35%	3.65%
Interest cost	3.46%	2.76%	3.10%
Weighted-average rate of increase in future compensation levels	3.98%	3.98%	3.98%
Expected long-term rate of return on plan assets:
Pension assets	7.25%	7.50%	7.50%
Other postretirement non-taxable assets	6.5%-7.25%	6.50% - 7.50%	6.50% - 7.50%
Other postretirement taxable assets	5.50%	5.50%	5.75%
Assumed health care trend rate:
Pre-65	6.59%	6.95%	6.55%
Post-65	7.15%	7.25%	7.25%
Ultimate rate	4.75%	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2027	2027	2026
Post-65	2026	2027	2026

Entergy Corporation and Subsidiaries
Notes to Financial Statements

With respect to the mortality assumptions, Entergy used the Pri-2012 Employee and Healthy Annuitant Tables with a fully generational MP-2019 projection scale, in determining its December 31, 2019 pension plans’ PBOs and the Pri.H 2012 (headcount weighted) Employee and Healthy Annuitant Tables with a fully generational MP-2019 projection scale, in determining its December 31, 2019 other postretirement benefit APBO. Entergy used the RP-2014 Employee and Healthy Annuitant Tables (adjusted to base year 2006) with a fully generational MP-2018 projection scale, in determining its December 31, 2018 pension plans’ PBOs and other postretirement benefit APBO.

Entergy’s health care cost trend is affected by both medical cost inflation, and with respect to capped costs, the effects of general inflation. A one percentage point change in Entergy’s assumed health care cost trend rate for 2019 would have the following effects:

	1 Percentage Point Increase		1 Percentage Point Decrease
2019	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase /(Decrease) (In Thousands)
Entergy Corporation and its subsidiaries	$109,954	$7,310	($92,504)	($5,970)

The Registrant Subsidiaries’ health care cost trend is affected by both medical cost inflation, and with respect to capped costs, the effects of general inflation. A one percentage point change in the assumed health care cost trend rate for 2019 would have the following effects for the Registrant Subsidiaries for their employees:

	1 Percentage Point Increase		1 Percentage Point Decrease
2019	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase/(Decrease) (In Thousands)
Entergy Arkansas	$14,480	$908	($12,259)	($748)
Entergy Louisiana	$24,987	$1,769	($21,017)	($1,443)
Entergy Mississippi	$6,085	$420	($5,122)	($343)
Entergy New Orleans	$2,763	$179	($2,363)	($148)
Entergy Texas	$8,561	$482	($7,230)	($397)
System Energy	$4,876	$364	($4,048)	($294)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s subsidiaries’ contributions to defined contribution plans collectively were $57.6 million in 2019, $54.3 million in 2018, and $49.1 million in 2017.  The majority of the contributions were to the System Savings Plan.

The Registrant Subsidiaries’ 2019, 2018, and 2017 contributions to defined contribution plans for their employees were as follows:

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2019	$4,111	$5,641	$2,424	$882	$2,136
2018	$3,985	$5,450	$2,307	$795	$1,992
2017	$3,741	$5,079	$2,133	$731	$1,865

NOTE 12.    STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options, restricted stock, performance units, and restricted stock units to key employees of the Entergy subsidiaries under its Equity Ownership Plans which are shareholder-approved stock-based compensation plans.  Effective May 3, 2019, Entergy’s shareholders approved the 2019 Omnibus Incentive Plan (2019 Plan).  The maximum number of common shares that can be issued from the 2019 Plan for stock-based awards is 7,300,000 all of which are available for incentive stock option grants.  The 2019 Plan applies to awards granted on or after May 3, 2019 and awards expire ten years from the date of grant. As of December 31, 2019, there were 7,266,822 authorized shares remaining for stock-based awards.

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

The following table includes financial information for stock options for each of the years presented:

	2019	2018	2017
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$3.8	$4.3	$4.4
Tax benefit recognized in Entergy’s consolidated net income	$1.0	$1.1	$1.7
Compensation cost capitalized as part of fixed assets and inventory	$1.4	$0.7	$0.7

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2019	2018	2017
Stock price volatility	17.23%	17.44%	18.39%
Expected term in years	7.32	7.33	7.35
Risk-free interest rate	2.50%	2.54%	2.31%
Dividend yield	4.50%	4.75%	4.75%
Dividend payment per share	$3.66	$3.58	$3.50

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

A summary of stock option activity for the year ended December 31, 2019 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Options outstanding as of January 1, 2019	2,993,333	$75.14
Options granted	693,161	$89.19
Options exercised	(1,227,047)	$76.35
Options forfeited/expired	(10,534)	$81.68
Options outstanding as of December 31, 2019	2,448,913	$78.48	$101,178,880	7.03 years
Options exercisable as of December 31, 2019	1,160,665	$73.97	$53,192,483	5.47 years
Weighted-average grant-date fair value of options granted during 2019	$8.32

The weighted-average grant-date fair value of options granted during the year was $6.99 for 2018 and $6.54 for 2017.  The total intrinsic value of stock options exercised was $29 million during 2019, $19 million during 2018, and $11 million during 2017.  The intrinsic value, which has no effect on net income, of the outstanding stock options exercised is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of December 31, 2019.  The aggregate intrinsic value of the stock options outstanding as of December 31, 2019 was $101 million. The intrinsic value of “in the money” stock options is $101 million as of December 31, 2019. Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.  The total fair value of options that vested was approximately $5 million during 2019, $4 million during 2018, and $6 million during 2017. Cash received from option exercises was $93 million for the year ended December 31, 2019. The tax benefits realized from options exercised was $7 million for the year ended December 31, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table summarizes information about stock options outstanding as of December 31, 2019:

			Options Outstanding			Options Exercisable
Range of Exercise Price			As of December 31, 2019	Weighted-Average Remaining Contractual Life-Yrs.	Weighted Average Exercise Price	Number Exercisable as of December 31, 2019	Weighted Average Exercise Price
$51	-	$64.99	244,200	3.72	$63.69	244,200	$63.69
$65	-	$78.99	1,323,452	6.89	$73.97	694,093	$72.50
$79	-	$91.99	881,261	8.15	$89.36	222,372	$89.85
$51	-	$89.90	2,448,913	7.03	$78.48	1,160,665	$73.97

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2019 not yet recognized is approximately $6 million and is expected to be recognized over a weighted-average period of 1.74 years.

Restricted Stock Awards

Entergy grants restricted stock awards earned under its stock benefit plans in the form of stock units. One-third of the restricted stock awards will vest upon each anniversary of the grant date and are expensed ratably over the three-year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting. In January 2019 the Board approved and Entergy granted 355,537 restricted stock awards under the 2015 Equity Ownership Plan.  The restricted stock awards were made effective as of January 31, 2019 and were valued at $89.19 per share, which was the closing price of Entergy Corporation’s common stock on that date.

The following table includes information about the restricted stock awards outstanding as of December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2019	693,527	$74.17
Granted	379,690	$88.75
Vested	(346,842)	$72.96
Forfeited	(34,241)	$78.66
Outstanding shares at December 31, 2019	692,134	$82.56

The following table includes financial information for restricted stock for each of the years presented:

	2019	2018	2017
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$20.2	$19.8	$19.7
Tax benefit recognized in Entergy’s consolidated net income	$5.1	$5.1	$7.6
Compensation cost capitalized as part of fixed assets and inventory	$7.1	$5.7	$5.2

The total fair value of the restricted stock awards granted was $34 million, $28 million, and $29 million for the years ended December 31, 2019, 2018, and 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The total fair value of the restricted stock awards vested was $25 million, $25 million, and $24 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Long-Term Performance Unit Program

Entergy grants long-term incentive awards earned under its stock benefit plans in the form of performance units, which represents the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. The Long-Term Performance Unit Program specifies a minimum, target, and maximum achievement level, the achievement of which will determine the number of performance units that may be earned. Entergy measures performance by assessing Entergy’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index. For the 2019-2020 performance period, performance will be measured based eighty percent on relative total shareholder return and twenty percent on a cumulative adjusted earnings per share metric.

In January 2019 the Board approved and Entergy granted 180,824 performance units under the 2015 Equity Ownership and Long-Term Cash Incentive Plan.  The performance units were granted as of January 31, 2019, and eighty percent were valued at $102.07 per share based on various factors, primarily market conditions; and twenty percent were valued at $89.19 per share, the closing price of Entergy Corporation’s common stock on that date. Performance units have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period, and compensation cost for the portion of the award based on cumulative adjusted earnings per share will be adjusted based on the number of units that ultimately vest.

The following table includes information about the long-term performance units outstanding at the target level as of December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2019	566,626	$79.21
Granted	241,406	$96.18
Vested	(226,252)	$84.52
Forfeited	(29,847)	$87.43
Outstanding shares at December 31, 2019	551,933	$84.01

The following table includes financial information for the long-term performance units for each of the years presented:

	2019	2018	2017
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$11.1	$11.5	$10.8
Tax benefit recognized in Entergy’s consolidated net income	$2.8	$2.9	$4.2
Compensation cost capitalized as part of fixed assets and inventory	$4.0	$3.3	$3.0

The total fair value of the long-term performance units granted was $23 million, $16 million, and $19 million for the years ended December 31, 2019, 2018, and 2017, respectively.

In January 2019, Entergy issued 226,208 shares of Entergy Corporation common stock at a share price of $86.03 for awards earned and dividends accrued under the 2016-2018 Long-Term Performance Unit Program. In

Entergy Corporation and Subsidiaries
Notes to Financial Statements

January 2018, Entergy issued 50,812 shares of Entergy Corporation common stock at a share price of $78.51 for awards earned and dividends accrued under the 2015-2017 Long-Term Performance Unit Program. In January 2017, Entergy issued 86,964 shares of Entergy Corporation common stock at a share price of $71.89 for awards earned and dividends accrued under the 2014-2016 Long-Term Performance Unit Program.

Restricted Stock Unit Awards

Entergy grants restricted stock unit awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted stock units may be settled in shares of Entergy Corporation common stock or the cash value of shares of Entergy Corporation common stock at the time of vesting.  The costs of restricted stock unit awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted stock unit awards granted is 35 months.  As of December 31, 2019, there were 130,463 unvested restricted stock units that are expected to vest over an average period of 19 months.

The following table includes information about the restricted stock unit awards outstanding as of December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2019	186,763	$76.43
Granted	26,700	$109.10
Vested	(83,000)	$77.05
Outstanding shares at December 31, 2019	130,463	$82.72

The following table includes financial information for restricted stock unit awards for each of the years presented:

	2019	2018	2017
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$2.2	$2.9	$2.5
Tax benefit recognized in Entergy’s consolidated net income	$0.6	$0.7	$1.0
Compensation cost capitalized as part of fixed assets and inventory	$0.9	$0.7	$0.6

The total fair value of the restricted stock unit awards granted was $3 million, $2 million, and $3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The total fair value of the restricted stock unit awards vested was $6 million, $3 million, and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 13. BUSINESS SEGMENT INFORMATION  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of December 31, 2019 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information is as follows:

2019	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,583,985	$1,294,719	$21	($52)	$10,878,673
Asset write-offs, impairments, and related charges	$—	$290,027	$—	$—	$290,027
Depreciation, amortization, & decommissioning	$1,493,167	$384,707	$2,944	$—	$1,880,818
Interest and investment income	$289,570	$414,636	$26,295	($182,589)	$547,912
Interest expense	$589,395	$29,450	$178,575	($54,995)	$742,425
Income taxes	$19,634	($161,295)	($28,164)	$—	($169,825)
Consolidated net income (loss)	$1,425,643	$148,870	($188,675)	($127,594)	$1,258,244
Total assets	$49,557,664	$4,154,961	$514,020	($2,502,733)	$51,723,912
Cash paid for long-lived asset additions	$4,527,045	$104,300	$160	$—	$4,631,505

2018	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,540,670	$1,468,905	$—	($123)	$11,009,452
Asset write-offs, impairments, and related charges	$—	$532,321	$—	$—	$532,321
Depreciation, amortization, & decommissioning	$1,367,944	$388,732	$1,274	$—	$1,757,950
Interest and investment income	$203,936	$14,543	$31,602	($186,217)	$63,864
Interest expense	$552,919	$33,694	$179,358	($58,623)	$707,348
Income taxes	($732,548)	($269,025)	($35,253)	$—	($1,036,826)
Consolidated net income (loss)	$1,495,061	($340,641)	($164,271)	($127,594)	$862,555
Total assets	$44,777,167	$5,459,275	$733,366	($2,694,742)	$48,275,066
Cash paid for long-lived asset additions	$3,987,424	$283,707	$86	$—	$4,271,217

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,417,866	$1,656,730	$—	($115)	$11,074,481
Asset write-offs, impairments, and related charges	$—	$538,372	$—	$—	$538,372
Depreciation, amortization, & decommissioning	$1,345,906	$448,079	$1,678	$—	$1,795,663
Interest and investment income	$218,317	$224,121	$21,669	($175,910)	$288,197
Interest expense	$547,301	$23,714	$139,619	($48,291)	$662,343
Income taxes	$794,616	($146,480)	($105,566)	$—	$542,570
Consolidated net income (loss)	$773,148	($172,335)	($47,840)	($127,620)	$425,353
Total assets	$42,978,669	$5,638,009	$1,011,612	($2,921,141)	$46,707,149
Investment in affiliates - at equity	$198	$—	$—	$—	$198
Cash paid for long-lived asset additions	$3,680,513	$320,667	$438	$—	$4,001,618

Businesses marked with * are sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity.  Almost all of Entergy’s goodwill is related to the Utility segment.
In March 2017, Entergy sold the FitzPatrick plant, which it had intended to shut down, to Exelon. In January 2019, Entergy sold the Vermont Yankee plant, which it had previously shut down, to NorthStar. In August 2019, Entergy sold the Pilgrim plant, which it had previously shut down, to Holtec. Entergy has also announced plans to shut down Indian Point 2 in 2020, Indian Point 3 in 2021, and Palisades in 2022, and has purchase and sale agreements with Holtec for each of them expected to close after they are shut down. Management expects these transactions to result in the cessation of merchant power generation at all Entergy Wholesale Commodities nuclear power plants owned and operated by Entergy by 2022. Entergy will continue to have the obligation to decommission the nuclear plants pending their sales to third parties.

The decisions to shut down these plants and the related transactions resulted in asset impairments; employee retention and severance expenses and other benefits-related costs; and contracted economic development contributions. The employee retention and severance expenses and other benefits-related costs and contracted economic development contributions are included in "Other operation and maintenance" in the consolidated statement of operations.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total restructuring charges in 2019, 2018, and 2017 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of December 31, 2016	$70	$21	$91
Restructuring costs accrued	113	—	113
Non-cash portion	—	(7)	(7)
Cash paid out	100	—	100
Balance as of December 31, 2017	$83	$14	$97
Restructuring costs accrued	139	—	139
Cash paid out	43	—	43
Balance as of December 31, 2018	$179	$14	$193
Restructuring costs accrued	91	—	91
Cash paid out	141	—	141
Balance as of December 31, 2019	$129	$14	$143

In addition, Entergy Wholesale Commodities incurred $290 million in 2019, $532 million in 2018, and $538 million in 2017 of impairment, loss on sales, and other related charges associated with these strategic decisions and transactions. See Note 14 to the financial statements for further discussion of these impairment charges.

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses of approximately $75 million in 2020 and a total of approximately $55 million from 2021 through 2022 associated with these strategic transactions.

Geographic Areas

For the years ended December 31, 2019, 2018, and 2017, the amount of revenue Entergy derived from outside of the United States was insignificant.  As of December 31, 2019 and 2018, Entergy had no long-lived assets located outside of the United States.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 14.  ACQUISITIONS, DISPOSITIONS, AND IMPAIRMENT OF LONG-LIVED ASSETS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Acquisitions

Choctaw Generating Station

In October 2019, Entergy Mississippi purchased the Choctaw Generating Station, an 810 MW natural gas fired combined-cycle turbine plant located near French Camp, Mississippi, from a subsidiary of GenOn Energy Inc.  The purchase price for the Choctaw Generating Station was approximately $305 million.

Dispositions

Pilgrim

In July 2018, Entergy entered into a purchase and sale agreement with Holtec International to sell to a Holtec subsidiary 100% of the equity interests in Entergy Nuclear Generation Company, the owner of the Pilgrim plant. In August 2019 the NRC approved the sale of the plant to Holtec. The transaction closed in August 2019 for a purchase price of $1,000 (subject to adjustments for net liabilities and other amounts). The sale included the transfer of the Pilgrim nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. The transaction resulted in a loss of $190 million ($156 million net-of-tax) in the third quarter 2019. The disposition-date fair value of the nuclear decommissioning trust fund was approximately $1,030 million and the disposition-date fair value of the asset retirement obligation was $837 million. The transaction also included property, plant, and equipment with a net book value of zero, materials and supplies, and prepaid assets.

Willow Glen

In December 2018, Entergy Louisiana sold the Willow Glen Power Station, a non-operating gas plant. Entergy Louisiana sold Willow Glen for approximately $12 million in cash and the transfer of the obligation to decommission the plant. Entergy Louisiana recognized a regulatory liability of $5.7 million for return of removal costs previously collected in rates. Entergy Louisiana realized a pre-tax gain of $14.8 million on the sale. Entergy Louisiana recorded a $31.9 million regulatory liability to recognize the obligation to refund excess customer collections for decommissioning Willow Glen.

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

In March 2018, Entergy and NorthStar entered into a settlement agreement and a Memorandum of Understanding with State of Vermont agencies and other interested parties that set forth the terms on which the agencies and parties support the Vermont Public Utility Commission’s approval of the transaction. The agreements provide additional financial assurance for decommissioning, spent fuel management and site restoration, and detail the site restoration standards. In October 2018 the NRC issued an order approving the application to transfer Vermont Yankee’s license to NorthStar for decommissioning. In December 2018, the Vermont Public Utility Commission issued an order approving the transaction consistent with the Memorandum of Understanding’s terms. On January 11, 2019, Entergy and NorthStar closed the transaction.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

With the receipt of the NRC and Vermont Public Utility Commission approvals and the resolution among the parties of the significant conditions of the sale, Entergy concluded that as of December 31, 2018 Vermont Yankee was in held for sale status. Entergy accordingly evaluated the Vermont Yankee asset retirement obligation in light of the terms of the sale transaction and evaluated the remaining values of the Vermont Yankee assets. These evaluations resulted in an increase in the asset retirement obligation and $173 million of asset impairment and related other charges in the fourth quarter 2018. See Note 9 to the financial statements for additional discussion of the asset retirement obligation. Upon closing of the transaction in January 2019, the Vermont Yankee decommissioning trust, along with the decommissioning obligation for the plant, was transferred to NorthStar. The assets and liabilities associated with the sale of Vermont Yankee were classified as held for sale on the Entergy Corporation and Subsidiaries Consolidated Balance Sheet as of December 31, 2018. As of December 31, 2018, the value of the decommissioning trust was $532 million. As of December 31, 2018, the asset retirement cost asset was $127 million, classified within other deferred debits, and the asset retirement cost obligation was $568 million, classified within other non-current liabilities.

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

FitzPatrick

In August 2016, Entergy entered into an agreement to sell the FitzPatrick plant, an 838 MW nuclear power plant that was owned by Entergy in the Entergy Wholesale Commodities segment. In March 2017 the NRC approved the sale of the plant to Exelon. The transaction closed in March 2017 for a purchase price of $110 million, which included a $10 million non-refundable signing fee paid in August 2016, in addition to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain on the sale of $16 million. At the transaction close, Exelon paid an additional $8 million for the proration of certain expenses prepaid by Entergy. The disposition-date fair value of the decommissioning trust fund was $805 million, classified within other deferred debits, and the disposition-date fair value of the asset retirement obligation was $727 million, classified within other non-current liabilities. The transaction also included property, plant, and equipment with a net book value of zero, materials and supplies, and prepaid assets.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Impairment of Long-lived Assets

2017, 2018, and 2019 Impairments

Entergy continues to execute its strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet, with planned shutdowns of Indian Point 2 by April 30, 2020, Indian Point 3 by April 30, 2021, and Palisades by May 31, 2022. The remaining three Entergy Wholesale Commodities’ nuclear plants, FitzPatrick, Vermont Yankee, and Pilgrim, have been sold. The FitzPatrick plant was classified as held-for-sale at December 31, 2016, and subsequently sold to Exelon in March 2017. The Vermont Yankee plant was classified as held-for-sale at December 31, 2018, and subsequently sold to NorthStar on January 11, 2019. The Pilgrim plant was sold to Holtec International on August 26, 2019.

Entergy Wholesale Commodities incurred $100 million in 2019, $532 million in 2018, and $538 million in 2017 of impairment charges related to nuclear fuel spending, nuclear refueling outage spending, expenditures for capital assets, and asset retirement obligation revisions. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. Entergy expects to continue to incur costs associated with nuclear fuel-related spending, expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired.

With respect to Palisades, Entergy and Consumers Energy had agreed to amend the existing PPA so that it would terminate early, on May 31, 2018. In September 2017, however, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement. Entergy continues to operate Palisades under the current PPA with Consumers Energy, instead of shutting down in the fall of 2018 as previously planned. Entergy intends to shut down the Palisades plant permanently no later than May 31, 2022. As a result of the change in expected operating life of the Palisades plant, the expected probability-weighted undiscounted net cash flows as of September 30, 2017 exceeded the carrying value of the plant and related assets. Accordingly, nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets incurred at Palisades after September 30, 2017 are no longer charged to expense as incurred, but recorded as assets and depreciated or amortized, subject to the typical periodic impairment reviews prescribed in the accounting rules.

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

2018 Pilgrim Impairment

The Pilgrim plant ceased operations on May 31, 2019, at the end of its current fuel cycle. Entergy Nuclear Generation Company filed its Post-Shutdown Decommissioning Activities Report (PSDAR) with the NRC in the fourth quarter 2018 for the Pilgrim plant. As part of the development of the PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2018. The revised estimate resulted in a $117.5 million increase in the decommissioning cost liability and a corresponding impairment charge in the third quarter 2018. As discussed above in Dispositions, on August 26, 2019, Entergy sold the Pilgrim plant to a Holtec International subsidiary.

2018 Vermont Yankee Impairment

As discussed above in Dispositions, on January 11, 2019, Entergy sold the Vermont Yankee plant to NorthStar. With the receipt of the NRC and Vermont Public Utility Commission approvals and the resolution among the parties of the significant conditions of the sale, Entergy concluded that as of December 31, 2018 Vermont Yankee was in held-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

for- sale status. Entergy accordingly evaluated the Vermont Yankee asset retirement obligation in light of the terms of the sale transaction, and evaluated the remaining values of the Vermont Yankee assets. These evaluations resulted in $173 million of asset impairment and related charges in the fourth quarter 2018. See Note 9 to the financial statements for additional discussion of the revision of the asset retirement obligation.

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

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy and capacity in the day ahead or spot markets.  In addition to its forward physical power and gas contracts, Entergy Wholesale Commodities may also use a combination of financial contracts, including swaps, collars, and options, to mitigate commodity price risk.  When the market price falls, the combination of instruments is expected to settle in gains that offset lower revenue from generation, which results in a more predictable cash flow.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at December 31, 2019 is approximately 1.25 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 97% for 2020, of which approximately 65% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for 2020 is 17.8 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of December 31, 2019, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $11 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $1 million in cash collateral and $98 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2018, derivative contracts with six counterparties were in a liability position (approximately $34 million total). In addition to the corporate guarantee, $19 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of December 31, 2019 is 4.25 years for Entergy Louisiana and the maximum length of time over which Entergy has executed natural gas swaps as of December 31, 2019 is 10 months for Entergy Mississippi and 3 months Entergy New Orleans. The total volume of natural gas swaps and options outstanding as of December 31, 2019 is 40,926,000 MMBtu for Entergy, including 31,040,000 MMBtu for Entergy Louisiana, 9,330,000 MMBtu for Entergy Mississippi, and 556,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2019, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2019 through May 31, 2020. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial

Entergy Corporation and Subsidiaries
Notes to Financial Statements

transmission rights outstanding as of December 31, 2019 is 48,825 GWh for Entergy, including 11,078 GWh for Entergy Arkansas, 22,282 GWh for Entergy Louisiana, 6,195 GWh for Entergy Mississippi, 2,331 GWh for Entergy New Orleans, and 6,741 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of December 31, 2019 and December 31, 2018. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Mississippi as of December 31, 2019 and Entergy Mississippi and Entergy Texas as of December 31, 2018.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2019 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$92	($1)	$91	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$17	$—	$17	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$1	($1)	$—	Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$11	($1)	$10	Entergy Wholesale Commodities
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$1	$—	$1	Utility
Financial transmission rights	Prepayments and other	$10	$—	$10	Utility and Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Natural gas swaps and options	Other current liabilities (current portion)	$5	$—	$5	Utility
Natural gas swaps and options	Other non-current liabilities (non-current portion)	$2	$—	$2	Utility

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)
Excludes cash collateral in the amount of $11 million posted and $1 million held as of December 31, 2019 and $19 million posted as of December 31, 2018. Also excludes letters of credit in the amount of $98 million held as of December 31, 2019 and $4 million posted as of December 31, 2018.

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the years ended December 31, 2019, 2018, and 2017 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2019
Electricity swaps and options	$232	Competitive business operating revenues	$97

2018
Electricity swaps and options	($40)	Competitive business operating revenues	($68)

2017
Electricity swaps and options	$44	Competitive business operating revenues	$109

(a)	Before taxes of $20 million, ($14) million, and $38 million, for the years ended December 31, 2019, 2018, and 2017, respectively

Prior to the adoption of ASU 2017-12, Entergy measured its hedges for ineffectiveness. Any ineffectiveness was recognized in earnings during the period. The ineffective portion of cash flow hedges was recorded in competitive businesses operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness was ($5.9) million and ($3) million for the years ended December 31, 2018 and 2017, respectively.

Based on market prices as of December 31, 2019, unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled $108 million of net unrealized losses.  Approximately $91 million is expected to be reclassified from accumulated other comprehensive income to operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the years ended December 31, 2019, 2018, and 2017 are as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2019
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($13)
Financial transmission rights	Purchased power expense	(b)	$94
Electricity swaps and options (c)	Competitive business operating revenues		$12

2018
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$8
Financial transmission rights	Purchased power expense	(b)	$131
Electricity swaps and options (c)	Competitive business operating revenues		$8

2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($31)
Financial transmission rights	Purchased power expense	(b)	$139

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

(c)	There were no gains (losses) recognized in accumulated other comprehensive income from electricity swaps and options.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2019 and 2018 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2019
Assets:
Natural gas swaps and options	Other deferred debits and other assets	$0.8	$—	$0.8	Entergy Louisiana

Financial transmission rights	Prepayments and other	$3.4	($0.1)	$3.3	Entergy Arkansas
Financial transmission rights	Prepayments and other	$4.5	$—	$4.5	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.8	$—	$0.8	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.3	$—	$0.3	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.0	($0.1)	$0.9	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$2.4	$—	$2.4	Entergy Louisiana
Natural gas swaps and options	Other non-current liabilities	$2.2	$—	$2.2	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.3	$—	$2.3	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.2	$—	$0.2	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant

2018
Assets:
Natural gas swaps and options	Prepayments and other	$0.3	$—	$0.3	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$1.6	$—	$1.6	Entergy Louisiana

Financial transmission rights	Prepayments and other	$3.6	($0.2)	$3.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$8.4	($0.1)	$8.3	Entergy Louisiana
Financial transmission rights	Prepayments and other	$2.2	$—	$2.2	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.3	$—	$1.3	Entergy New Orleans

Liabilities:
Natural gas swaps and options	Other current liabilities	$1.1	$—	$1.1	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.1	$—	$0.1	Entergy New Orleans

Financial transmission rights	Other current liabilities	$0.9	($1.4)	($0.5)	Entergy Texas

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets

(d)
As of December 31, 2019, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi. As of December 31, 2018, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi and $4.1 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the years ended December 31, 2019, 2018, and 2017 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2019
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($5.3)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.7)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power	$22.3	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$46.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$6.8	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$2.7	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$15.7	(b)	Entergy Texas

2018
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$4.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.2	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.2	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$25.3	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$72.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$26.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$13.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	($6.0)	(b)	Entergy Texas

2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($25.4)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.2)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.3)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$41.7	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$45.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$18.9	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$9.1	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$22.3	(b)	Entergy Texas

(a)
Due to regulatory treatment, the natural gas swaps and options are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2019 and December 31, 2018.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$391	$—	$—	$391
Decommissioning trust funds (a):
Equity securities	905	—	—	905
Debt securities	1,139	1,824	—	2,963
Common trusts (b)				2,536
Power contracts	—	—	118	118
Securitization recovery trust account	47	—	—	47
Escrow accounts	459	—	—	459
Gas hedge contracts	—	1	—	1
Financial transmission rights	—	—	10	10
	$2,941	$1,825	$128	$7,430
Liabilities:
Gas hedge contracts	$5	$2	$—	$7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$424	$—	$—	$424
Decommissioning trust funds (a):
Equity securities	1,686	—	—	1,686
Debt securities	1,259	1,625	—	2,884
Common trusts (b)				2,350
Power contracts	—	—	3	3
Securitization recovery trust account	51	—	—	51
Escrow accounts	403	—	—	403
Gas hedge contracts	—	2	—	2
Financial transmission rights	—	—	15	15
	$3,823	$1,627	$18	$7,818
Liabilities:
Power contracts	$—	$—	$34	$34
Gas hedge contracts	1	—	—	1
	$1	$—	$34	$35

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 16 to the financial statements for additional information on the investment portfolios.

(b)
Common trust funds are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the years ended December 31, 2019, 2018, and 2017:

	2019		2018		2017
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	($31)	$15	($65)	$21	$5	$21
Total gains (losses) for the period (a)
Included in earnings	12	—	2	(1)	(3)	1
Included in other comprehensive income	232	—	(40)	—	44	—
Included as a regulatory liability/asset	—	54	—	80	—	76
Issuances of financial transmission rights	—	35	—	46	—	62
Settlements	(95)	(94)	72	(131)	(111)	(139)
Balance as of December 31,	$118	$10	($31)	$15	($65)	$21

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($9.2) million, ($3.5) million, and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification, as of December 31, 2019:

Transaction Type	Fair Value as of December 31, 2019	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value
	(In Millions)			(In Millions)
Power contracts - electricity swaps	$118	Unit contingent discount	+/- 4.75%	$11

The values of financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2019 and December 31, 2018.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$0.6	$—	$—	$0.6
Debt securities	108.7	304.1	—	412.8
Common trusts (b)				687.9
Securitization recovery trust account	4.0	—	—	4.0
Financial transmission rights	—	—	3.3	3.3
	$113.3	$304.1	$3.3	$1,108.6

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$4.0	$—	$—	$4.0
Debt securities	94.8	286.5	—	381.3
Common trusts (b)				526.7
Securitization recovery trust account	4.7	—	—	4.7
Financial transmission rights	—	—	3.4	3.4
	$103.5	$286.5	$3.4	$920.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1.5	$—	$—	$1.5
Decommissioning trust funds (a):
Equity securities	4.3	—	—	4.3
Debt securities	180.8	420.7	—	601.5
Common trusts (b)				958.0
Escrow accounts	295.9	—	—	295.9
Securitization recovery trust account	3.7	—	—	3.7
Gas hedge contracts	—	0.8	—	0.8
Financial transmission rights	—	—	4.5	4.5
	$486.2	$421.5	$4.5	$1,870.2

Liabilities:
Gas hedge contracts	$2.4	$2.2	$—	$4.6

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$43.1	$—	$—	$43.1
Decommissioning trust funds (a):
Equity securities	13.3	—	—	13.3
Debt securities	162.0	370.9	—	532.9
Common trusts (b)				738.8
Escrow accounts	289.5	—	—	289.5
Securitization recovery trust account	3.6	—	—	3.6
Gas hedge contracts	—	1.9	—	1.9
Financial transmission rights	—	—	8.3	8.3
	$511.5	$372.8	$8.3	$1,631.4

Liabilities:
Gas hedge contracts	$0.7	$0.4	$—	$1.1

Entergy Mississippi

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$51.6	$—	$—	$51.6
Escrow accounts	80.2	—	—	80.2
Financial transmission rights	—	—	0.8	0.8
	$131.8	$—	$0.8	$132.6
Liabilities:
Gas hedge contracts	$2.3	$—	$—	$2.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$36.9	$—	$—	$36.9
Escrow accounts	32.4	—	—	32.4
Financial transmission rights	—	—	2.2	2.2
	$69.3	$—	$2.2	$71.5

Entergy New Orleans

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.0	$—	$—	$6.0
Securitization recovery trust account	2.0	—	—	2.0
Escrow accounts	82.6	—	—	82.6
Financial transmission rights	—	—	0.3	0.3
	$90.6	$—	$0.3	$90.9

Liabilities:
Gas hedge contracts	$0.2	$—	$—	$0.2

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$19.7	$—	$—	$19.7
Securitization recovery trust account	2.2	—	—	2.2
Escrow accounts	80.9	—	—	80.9
Financial transmission rights	—	—	1.3	1.3
	$102.8	$—	$1.3	$104.1

Liabilities:
Gas hedge contracts	$0.1	$—	$—	$0.1

Entergy Texas

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$12.9	$—	$—	$12.9
Securitization recovery trust account	37.7	—	—	37.7
Financial transmission rights	—	—	0.9	0.9
	$50.6	$—	$0.9	$51.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$40.2	$—	$—	$40.2

Liabilities:
Financial transmission rights	$—	$—	$0.5	$0.5

System Energy

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$68.4	$—	$—	$68.4
Decommissioning trust funds (a):
Equity securities	13.3	—	—	13.3
Debt securities	176.3	209.9	—	386.2
Common trusts (b)				654.6
	$258.0	$209.9	$—	$1,122.5

2018	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$95.6	$—	$—	$95.6
Decommissioning trust funds (a):
Equity securities	4.4	—	—	4.4
Debt securities	224.5	139.7	—	364.2
Common trusts (b)				500.9
	$324.5	$139.7	$—	$965.1

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 16 to the financial statements for additional information on the investment portfolios.

(b)
Common trust funds are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2019.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of January 1, 2019	$3.4	$8.3	$2.2	$1.3	($0.5)
Issuances of financial transmission rights	9.6	18.7	3.9	2.7	0.1
Gains (losses) included as a regulatory liability/asset	12.6	24.2	1.5	(1.0)	17.0
Settlements	(22.3)	(46.7)	(6.8)	(2.7)	(15.7)
Balance as of December 31, 2019	$3.3	$4.5	$0.8	$0.3	$0.9

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2018.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of January 1, 2018	$3.0	$10.2	$2.1	$2.2	$3.4
Issuances of financial transmission rights	11.8	20.0	4.5	3.7	6.1
Gains (losses) included as a regulatory liability/asset	13.9	50.8	21.9	9.2	(16.0)
Settlements	(25.3)	(72.7)	(26.3)	(13.8)	6.0
Balance as of December 31, 2018	$3.4	$8.3	$2.2	$1.3	($0.5)

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

As discussed in Note 14 to the financial statements, in January 2019, Entergy completed the transfer of the Vermont Yankee plant to NorthStar. As part of the transaction, Entergy transferred the Vermont Yankee decommissioning trust fund to NorthStar. As of December 31, 2018, the fair value of the decommissioning trust fund was $532 million.

As discussed in Note 14 to the financial statements, in August 2019, Entergy completed the transfer of the Pilgrim plant to Holtec. As part of the transaction, Entergy transferred the Pilgrim decommissioning trust fund to Holtec. The disposition-date fair value of the decommissioning trust fund was approximately $1,030 million.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for the Entergy Wholesale Commodities nuclear plants do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds are recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity. Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  A portion of Entergy’s decommissioning trust funds are held in a wholly-owned registered investment company, and unrealized gains and losses on both the equity and debt securities held in the registered investment company are recognized in earnings. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The unrealized gains/(losses) recognized during the year ended December 31, 2019 on equity securities still held as of December 31, 2019 were $640 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of December 31, 2019 and 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities (a)	$2,456	$96	$6

2018
Debt Securities (a)	$2,495	$19	$35

(a)
Debt securities presented herein do not include the $507 million and $389 million of debt securities held in the wholly-owned registered investment company as of December 31, 2019 and 2018, respectively, which are not accounted for as available-for-sale.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The unrealized gains/(losses) above are reported before deferred taxes of $13 million as of December 31, 2019 and ($1) million as of December 31, 2018 for debt securities. The amortized cost of available-for-sale debt securities was $2,366 million as of December 31, 2019 and $2,511 million as of December 31, 2018.  As of December 31, 2019, available-for-sale debt securities have an average coupon rate of approximately 3.27%, an average duration of approximately 6.62 years, and an average maturity of approximately 10.42 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$404	$5
More than 12 months	38	1
Total	$442	$6

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$652	$9
More than 12 months	782	26
Total	$1,434	$35

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$128	$199
1 year - 5 years	807	1,066
5 years - 10 years	666	544
10 years - 15 years	125	77
15 years - 20 years	126	78
20 years+	604	531
Total	$2,456	$2,495

During the years ended December 31, 2019, 2018, and 2017, proceeds from the dispositions of available-for-sale securities amounted to $1,427 million, $2,406 million, and $3,163 million, respectively.  During the years ended December 31, 2019, 2018, and 2017, gross gains of $25 million, $7 million, and $149 million, respectively, and gross losses of $4 million, $47 million, and $13 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2019 are $556 million for Indian Point 1, $701 million for Indian Point 2, $930 million for Indian Point 3, and $498 million for Palisades. The fair values of the decommissioning trust funds related to the Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Wholesale Commodities nuclear plants as of December 31, 2018 are $471 million for Indian Point 1, $598 million for Indian Point 2, $781 million for Indian Point 3, $444 million for Palisades, $1,028 million for Pilgrim, and $532 million for Vermont Yankee. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of December 31, 2019 and 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities	$412.8	$9.9	$2.6

2018
Debt Securities	$381.3	$0.6	$8.2

The amortized cost of available-for-sale debt securities was $405.4 million as of December 31, 2019 and $389 million as of December 31, 2018.  As of December 31, 2019, the available-for-sale debt securities have an average coupon rate of approximately 2.79%, an average duration of approximately 6.83 years, and an average maturity of approximately 8.81 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2019 on equity securities still held as of December 31, 2019 were $147.7 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$104.8	$2.5
More than 12 months	7.7	0.1
Total	$112.5	$2.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$65.8	$0.5
More than 12 months	231.1	7.7
Total	$296.9	$8.2

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$44.1	$32.5
1 year - 5 years	109.1	170.3
5 years - 10 years	156.0	114.0
10 years - 15 years	31.3	10.3
15 years - 20 years	23.8	8.1
20 years+	48.5	46.1
Total	$412.8	$381.3

During the years ended December 31, 2019, 2018, and 2017, proceeds from the dispositions of available-for-sale securities amounted to $110.6 million, $82.1 million, and $339.4 million, respectively.  During the years ended December 31, 2019, 2018, and 2017, gross gains of $2.9 million, $0.1 million, and $17.7 million, respectively, and gross losses of $0.1 million, $2.9 million, and $0.6 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of December 31, 2019 and 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities	$601.5	$29.3	$0.8

2018
Debt Securities	$532.9	$4.1	$6.0

The amortized cost of available-for-sale debt securities was $573 million as of December 31, 2019 and $534.8 million as of December 31, 2018.  As of December 31, 2019, the available-for-sale debt securities have an average coupon rate of approximately 3.82%, an average duration of approximately 6.80 years, and an average maturity of approximately 13.26 years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The unrealized gains/(losses) recognized during the year ended December 31, 2019 on equity securities still held as of December 31, 2019 were $208.1 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$71.2	$0.8
More than 12 months	7.9	—
Total	$79.1	$0.8

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$170.1	$2.1
More than 12 months	145.8	3.9
Total	$315.9	$6.0

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$40.7	$31.1
1 year - 5 years	142.0	130.5
5 years - 10 years	132.4	111.0
10 years - 15 years	39.8	29.0
15 years - 20 years	49.2	37.1
20 years+	197.4	194.2
Total	$601.5	$532.9

During the years ended December 31, 2019, 2018, and 2017, proceeds from the dispositions of available-for-sale securities amounted to $186 million, $401.7 million, and $231.3 million, respectively.  During the years ended December 31, 2019, 2018, and 2017, gross gains of $4.8 million, $2.1 million, and $12 million, respectively, and gross losses of $0.3 million, $7.5 million, and $0.4 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of December 31, 2019 and 2018 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2019
Debt Securities	$386.2	$15.1	$0.3

2018
Debt Securities	$364.2	$2.9	$5.8

The amortized cost of available-for-sale debt securities was $371.4 million as of December 31, 2019 and $367.1 million as of December 31, 2018.  As of December 31, 2019, the available-for-sale debt securities have an average coupon rate of approximately 3.12%, an average duration of approximately 6.75 years, and an average maturity of approximately 10.41 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2019 on equity securities still held as of December 31, 2019 were $140.5 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2019:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$56.9	$0.3
More than 12 months	0.3	—
Total	$57.2	$0.3

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2018:

	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$89.7	$2.4
More than 12 months	79.8	3.4
Total	$169.5	$5.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(In Millions)
Less than 1 year	$8.5	$22.8
1 year - 5 years	154.6	188.0
5 years - 10 years	92.3	73.4
10 years - 15 years	13.4	5.2
15 years - 20 years	14.4	10.2
20 years+	103.0	64.6
Total	$386.2	$364.2

During the years ended December 31, 2019, 2018, and 2017, proceeds from the dispositions of available-for-sale securities amounted to $338.1 million, $361.9 million, and $565.4 million, respectively.  During the years ended December 31, 2019, 2018, and 2017, gross gains of $5.4 million, $0.5 million, and $1.4 million, respectively, and gross losses of $0.7 million, $6.1 million, and $3.3 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy evaluates the available-for-sale debt securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the years ended December 31, 2019, 2018, and 2017. Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.

NOTE 17.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Under applicable authoritative accounting guidance, a variable interest entity (VIE) is an entity that conducts a business or holds property that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or where equity holders do not receive expected losses or returns. An entity may have an interest in a VIE through ownership or other contractual rights or obligations, and is required to consolidate a VIE if it is the VIE’s primary beneficiary. The primary beneficiary of a VIE is the entity that has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and has the obligation to absorb losses or has the right to residual returns that would potentially be significant to the entity.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant.  System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements. System Energy made payments on its lease, including interest, of $17.2 million in 2019, $17.2 million in 2018, and $17.2 million in 2017.  The lessor is a bank acting in the capacity of owner trustee for the benefit of equity investors in the transaction pursuant to trust agreement entered solely for the purpose of facilitating the lease transaction.  It is possible that System Energy may be considered as the primary beneficiary of the lessor, but it is unable to apply the authoritative accounting guidance with respect to this VIE because the lessor is not required to, and could not, provide the necessary financial information to consolidate the lessor.  Because System Energy accounts for this leasing arrangement as a capital financing, however, System Energy believes that consolidating the lessor would not materially affect the financial statements.  In the unlikely event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  System Energy believes, however, that the obligations recorded on the balance sheet materially represent its potential exposure to loss.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.

Intercompany Revenues

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2019	$117.5	$277.8	$1.4	$—	$51.6	$584.1
2018	$104.3	$299.0	$2.5	$—	$58.8	$456.7
2017	$127.8	$282.4	$1.7	$—	$57.9	$633.5

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2019	$534.0	$665.4	$306.7	$292.1	$255.0	$156.2
2018	$471.9	$627.8	$266.8	$256.4	$240.2	$176.5
2017	$510.2	$619.5	$310.5	$286.1	$234.6	$197.0

Intercompany Interest and Investment Income

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
		(In Millions)

2019	$0.4	$128.5	$0.4	$—	$0.4	$1.0
2018	$0.4	$128.2	$—	$—	$0.2	$1.2
2017	$—	$128.0	$—	$0.2	$—	$0.9

Transactions with Equity Method Investees

EWO Marketing, LLC, an indirect wholly-owned subsidiary of Entergy, paid capacity charges and gas transportation to RS Cogen in the amounts of $24.5 million in 2019, $24 million in 2018, and $24.6 million in 2017.

Entergy’s operating transactions with its other equity method investees were not significant in 2019, 2018, or 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 19.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy implemented ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective January 1, 2018. Topic 606 requires entities to “recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU details a five-step model that should be followed to achieve the core principle. This accounting was applied to all contracts using the modified retrospective method, which requires an adjustment to retained earnings for the cumulative effect of adopting the standard as of the effective date. Because the standard did not result in any material change in Entergy’s revenue recognition no adjustment to retained earnings was required upon implementation. Similarly, there was no effect on revenues recognized under Topic 606 for the year ended December 31, 2018.

Revenues from electric service and the sale of natural gas are recognized when services are transferred to the customer in an amount equal to what Entergy has the right to bill the customer because this amount represents the value of services provided to customers.

Entergy’s total revenues for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
	(In Thousands)
Utility:
Residential	$3,531,500	$3,565,522
Commercial	2,475,586	2,426,477
Industrial	2,541,287	2,499,227
Governmental	228,470	225,882
Total billed retail	8,776,843	8,717,108

Sales for resale (a)	285,722	299,567
Other electric revenues (b)	343,143	326,910
Revenues from contracts with customers	9,405,708	9,343,585
Other revenues (c)	24,270	40,526
Total electric revenues	9,429,978	9,384,111

Natural gas	153,954	156,436

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	1,164,552	1,547,994
Other revenues (c)	130,189	(79,089)
Total competitive businesses revenues	1,294,741	1,468,905

Total operating revenues	$10,878,673	$11,009,452

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total revenues for the year ended December 31, 2019 were as follows:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$795,269	$1,270,478	$562,219	$245,081	$658,453
Commercial	538,850	947,412	444,173	202,138	343,013
Industrial	520,958	1,450,966	164,491	31,824	373,048
Governmental	20,795	71,046	44,300	70,865	21,464
Total billed retail	1,875,872	3,739,902	1,215,183	549,908	1,395,978
Sales for resale (a)	257,864	333,395	39,295	38,626	59,074
Other electric revenues (b)	112,618	135,783	58,269	9,842	32,424
Revenues from contracts with customers	2,246,354	4,209,080	1,312,747	598,376	1,487,476
Other revenues (c)	13,240	13,947	10,296	(3,959)	1,479
Total electric revenues	2,259,594	4,223,027	1,323,043	594,417	1,488,955
Natural gas	—	62,148	—	91,806	—
Total operating revenues	$2,259,594	$4,285,175	$1,323,043	$686,223	$1,488,955

The Registrant Subsidiaries’ total revenues for the year ended December 31, 2018 were as follows:

2018	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$807,098	$1,244,413	$578,568	$261,585	$673,858
Commercial	425,523	941,321	461,832	217,182	380,619
Industrial	434,387	1,462,462	175,056	33,371	393,951
Governmental	16,537	68,587	43,747	72,058	24,953
Total billed retail	1,683,545	3,716,783	1,259,203	584,196	1,473,381
Sales for resale (a)	248,861	356,603	25,812	29,506	97,478
Other electric revenues (b)	111,875	144,978	39,897	4,718	31,413
Revenues from contracts with customers	2,044,281	4,218,364	1,324,912	618,420	1,602,272
Other revenues (c)	16,362	14,177	10,200	6,313	3,630
Total electric revenues	2,060,643	4,232,541	1,335,112	624,733	1,605,902
Natural gas	—	63,779	—	92,657	—
Total operating revenues	$2,060,643	$4,296,320	$1,335,112	$717,390	$1,605,902

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(b)	Other electric revenues consist primarily of transmission and ancillary services provided to participants of an ISO-administered market and unbilled revenue.

(c)	Other revenues include the settlement of financial hedges, occasional sales of inventory, alternative revenue programs, provisions for revenue subject to refund, and late fees.

Electric Revenues

Entergy’s primary source of revenue is from retail electric sales sold under tariff rates approved by regulators in its various jurisdictions. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas generate, transmit, and distribute electric power primarily to retail customers in Arkansas, Louisiana, Mississippi, and Texas. Entergy’s Utility operating companies provide power to customers on demand throughout the month, measured by a meter located at the customer’s property. Approved rates vary by customer class due to differing requirements of the customers and market factors involved in fulfilling those requirements. Entergy issues monthly bills to customers at rates approved by regulators for power and related services provided during the previous billing cycle.

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

Entergy may record revenue based on rates that are subject to refund. Such revenues are reduced by estimated refund amounts when Entergy believes refunds are probable based on the status of rate proceedings as of the date financial statements are prepared. Because these refunds will be made through a reduction in future rates, and not as a reduction in bills previously issued, they are presented as other revenues in the table above.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Competitive Businesses Revenues

The Entergy Wholesale Commodities segment derives almost all of its revenue from sales of electric power and capacity produced by its operating plants to wholesale customers. The majority of Entergy Wholesale Commodities’ revenues are from Entergy’s nuclear power plants located in the northern United States. Entergy issues monthly invoices to the counterparties for these electric sales at the respective contracted or ISO market rate of electricity and related services provided during the previous month.

Most of the Palisades nuclear plant output is sold under a 15-year PPA with Consumers Energy, executed as part of the acquisition of the plant in 2007 and expiring in 2022. Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh. Entergy issues monthly invoices to Consumers Energy for electric sales based on the actual output of electricity and related services provided during the previous month at the contract price.  The PPA was at below-market prices at the time of the acquisition and Entergy amortizes a liability to revenue over the life of the agreement.  The amount amortized each period is based upon the present value, calculated at the date of acquisition, of each year’s difference between revenue under the agreement and revenue based on estimated market prices.  Amounts amortized to revenue were $10 million in 2019, $6 million in 2018, and $28 million in 2017.  Amounts to be amortized to revenue through the remaining life of the agreement will be approximately $11 million in 2020, $12 million in 2021, and $5 million in 2022.

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

Operating results for the four quarters of 2019 and 2018 for Entergy Corporation and subsidiaries were:

	Operating Revenues	Operating Income (Loss)	Consolidated Net Income (Loss)	Net Income (Loss) Attributable to Entergy Corporation
	(In Thousands)
2019:
First Quarter	$2,609,584	$283,254	$258,646	$254,537
Second Quarter	$2,666,209	$338,775	$240,533	$236,424
Third Quarter	$3,140,575	$519,929	$369,459	$365,240
Fourth Quarter	$2,462,305	$248,539	$389,606	$385,025
2018:
First Quarter	$2,723,881	$335,664	$136,200	$132,761
Second Quarter	$2,668,770	$91,597	$248,860	$245,421
Third Quarter	$3,104,319	$271,035	$539,818	$536,379
Fourth Quarter	$2,512,482	($228,931)	($62,323)	($65,900)

Earnings (loss) per average common share

	2019		2018
	Basic	Diluted	Basic	Diluted
First Quarter	$1.34	$1.32	$0.73	$0.73
Second Quarter	$1.22	$1.22	$1.36	$1.34
Third Quarter	$1.84	$1.82	$2.96	$2.92
Fourth Quarter	$1.96	$1.94	($0.37)	($0.36)

Results of operations for 2019 include: 1) a loss of $190 million ($156 million net-of-tax) as a result of the sale of the Pilgrim plant in August 2019; 2) a $156 million reduction in income tax expense recognized by Entergy Wholesale Commodities as a result of an internal restructuring; and 3) impairment charges of $100 million ($79 million net-of-tax) due to costs being charged directly to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business. See Note 3 to the financial statements for further discussion of the internal restructuring. See Note 14 to the financial statements for further discussion of the sale of the Pilgrim plant.

Results of operations for 2018 include: 1) $532 million ($421 million net-of-tax) of impairment charges due to costs being charged directly to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business; 2) a $170 million reduction of income tax expense and a regulatory liability of $40 million ($30 million net-of-tax) as a result of customer credits recognized by Utility, as a result of an internal restructuring; 3) a $107 million reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a restructuring of the investment holdings in one of its nuclear plant decommissioning trust funds; 4) a $52 million income tax benefit, recognized by Entergy Louisiana, as a result of the settlement of the 2012-2013 IRS audit, associated with the Hurricane Katrina and Hurricane Rita contingent sharing obligation associated with the Louisiana Act 55 financing; and 5) a $23 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

reduction of income tax expense, recognized by Entergy Wholesale Commodities, as a result of a state income tax audit. See Note 14 to the financial statements for further discussion of the impairment and related charges. See Notes 2 and 3 to the financial statements for further discussion of the internal restructuring and customer credits. See Note 3 to the financial statements for further discussion of the IRS audit settlement, the state income tax audit, and restructuring of the decommissioning trust fund investment holdings.

The business of the Utility operating companies is subject to seasonal fluctuations with the peak periods occurring during the third quarter.  Operating results for the Registrant Subsidiaries for the four quarters of 2019 and 2018 were:
Operating Revenues

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2019:
First Quarter	$545,812	$959,330	$282,244	$163,194	$340,474	$140,104
Second Quarter	$542,929	$1,106,317	$302,737	$175,793	$363,580	$139,009
Third Quarter	$687,526	$1,231,677	$398,732	$194,204	$442,877	$145,472
Fourth Quarter	$483,327	$987,851	$339,330	$153,032	$342,024	$148,825
2018:
First Quarter	$551,024	$1,029,344	$315,743	$188,275	$348,940	$148,443
Second Quarter	$494,605	$1,072,788	$353,689	$178,446	$403,486	$112,456
Third Quarter	$568,399	$1,206,612	$367,734	$200,182	$477,231	$78,965
Fourth Quarter	$446,615	$987,576	$297,946	$150,487	$376,245	$116,843

Operating Income (Loss)

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2019:
First Quarter	$42,471	$153,944	$30,792	$16,136	$16,741	$31,368
Second Quarter	$69,774	$241,520	$45,607	$17,509	$36,022	$24,300
Third Quarter	$182,176	$336,754	$87,024	$28,876	$69,510	$29,086
Fourth Quarter	$32,576	$164,424	$40,331	$6,164	$24,229	$30,231
2018:
First Quarter	$66,647	$141,319	$41,432	$17,869	$41,082	$30,941
Second Quarter	$26,501	$150,160	($63,801)	$27,943	$58,637	$23,406
Third Quarter	$34,785	$236,518	$45,215	$21,544	$99,966	($17,879)
Fourth Quarter	($82,704)	$147,774	$23,600	$6,836	$6,741	$7,212

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Net Income

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2019:
First Quarter	$39,121	$127,633	$15,398	$9,023	$21,342	$23,578
Second Quarter	$50,299	$183,084	$26,667	$13,003	$38,936	$24,472
Third Quarter	$149,716	$255,260	$56,237	$24,908	$73,224	$25,031
Fourth Quarter	$23,828	$125,560	$21,623	$5,695	$25,895	$26,039
2018:
First Quarter	$36,255	$111,593	$22,843	$10,882	$17,350	$22,308
Second Quarter	$82,556	$184,358	$38,242	$18,269	$30,789	$23,387
Third Quarter	$128,890	$218,308	$50,733	$21,407	$65,846	$22,972
Fourth Quarter	$5,006	$161,355	$14,260	$2,594	$48,250	$25,442

Earnings Applicable to Common Equity/Stock

	Entergy Arkansas	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2019:
First Quarter	$39,121	$15,398	$9,023	$21,342
Second Quarter	$50,299	$26,667	$13,003	$38,936
Third Quarter	$149,716	$56,237	$24,908	$73,114
Fourth Quarter	$23,828	$21,623	$5,695	$25,425
2018:
First Quarter	$35,898	$22,605	$10,882	$17,350
Second Quarter	$82,199	$38,003	$18,269	$30,789
Third Quarter	$128,533	$50,495	$21,407	$65,846
Fourth Quarter	$4,828	$14,141	$2,594	$48,250

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY’S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail distribution operations.  Entergy owns and operates power plants with approximately 30,000 MW of electric generating capacity, including approximately 9,000 MW of nuclear power. Entergy delivers electricity to 2.9 million utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy had annual revenues of $10.9 billion in 2019 and had more than 13,000 employees as of December 31, 2019.

Entergy operates primarily through two business segments: Utility and Entergy Wholesale Commodities.

•
The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers. Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” for discussion of the operation and planned shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants.

See Note 13 to the financial statements for financial information regarding Entergy’s business segments.

Strategy

Entergy’s strategy is to operate and grow a world-class utility business that creates sustainable value for its customers, employees, communities, and owners.  Entergy’s current scope includes electricity generation, transmission, and distribution as well as natural gas distribution.  Entergy focuses on operational excellence with an emphasis on safety, reliability, customer service, sustainability, cost efficiency, risk management, and engaged employees.  Entergy also continually seeks opportunities to grow its utility business to benefit all stakeholders and to optimize its portfolio of assets in an ever-dynamic market.  The Utility business segment will continue to modernize its operations, maintain reliability, and better serve its customers while growing the business. The Entergy Wholesale Commodities business segment will continue to manage the risk of its operating portfolio as Entergy completes its exit from the merchant power business.

Utility

The Utility business segment includes five retail electric utility subsidiaries: Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.  These companies generate, transmit, distribute, and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy Louisiana and Entergy New Orleans also provide natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively.  Also included in the Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf.  System Energy sells its power and capacity from Grand Gulf at wholesale to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  The five retail utility subsidiaries are each regulated by the FERC and by state utility commissions, or, in the case of Entergy New Orleans, the City Council.  System Energy is regulated by the FERC because all of its transactions are at wholesale.  The overall generation portfolio of the Utility, which relies heavily on natural gas and nuclear generation, is consistent with Entergy’s strong support for the environment.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

As of December 31, 2019, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)
Entergy Arkansas	Portions of Arkansas	715	25%
Entergy Louisiana	Portions of Louisiana	1,091	37%	94	47%
Entergy Mississippi	Portions of Mississippi	451	15%
Entergy New Orleans	City of New Orleans	205	7%	108	53%
Entergy Texas	Portions of Texas	461	16%
Total customers		2,923	100%	202	100%

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On August 12, 2019, Entergy reached a 2019 peak demand of 21,598 MWh, compared to the 2018 peak of 21,587 MWh recorded on July 20, 2018.  Selected electric energy sales data is shown in the table below:

Selected 2019 Electric Energy Sales Data

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(In GWh)
Sales to retail customers	21,818	56,027	13,236	5,821	19,008	—	115,911
Sales for resale:
Affiliates	2,180	4,813	—	—	1,472	9,940	—
Others	7,206	1,924	1,776	1,961	343	—	13,210
Total	31,204	62,764	15,012	7,782	20,823	9,940	129,121
Average use per residential customer (kWh)	13,432	14,941	15,005	12,761	14,956	—	14,433

(a)	Includes the effect of intercompany eliminations.

The following table illustrates the Utility operating companies’ 2019 combined electric sales volume as a percentage of total electric sales volume, and 2019 combined electric revenues as a percentage of total 2019 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue
Residential	28.0	37.4
Commercial	22.3	26.3
Industrial (a)	37.5	27.0
Governmental	2.0	2.4
Wholesale/Other	10.2	6.9

(a)	Major industrial customers are primarily in the petroleum refining and chemical industries.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

See “Selected Financial Data” for each of the Utility operating companies for the detail of their sales by customer class for 2015-2019.

Selected 2019 Natural Gas Sales Data

Entergy New Orleans and Entergy Louisiana provide both electric power and natural gas to retail customers.  Entergy New Orleans and Entergy Louisiana sold 11,099,812 and 7,090,878 Mcf, respectively, of natural gas to retail customers in 2019.  In 2019, 99% of Entergy Louisiana’s operating revenue was derived from the electric utility business, and only 1% from the natural gas distribution business.  For Entergy New Orleans, 87% of operating revenue was derived from the electric utility business and 13% from the natural gas distribution business in 2019.

Following is data concerning Entergy New Orleans’s 2019 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Operating Revenue
Residential	44%	48%
Commercial	37%	27%
Industrial	6%	6%
Governmental/Municipal	13%	19%

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

	Rate base (in billions)	Current authorized return on common equity	Weighted average cost of capital (after-tax)	Equity ratio	Regulatory construct

Entergy Arkansas	$8.0 (a)	9.25% - 10.25%	5.20%	36.49%	- forward test year formula rate plan - riders: MISO, capacity, Grand Gulf, tax adjustment, energy efficiency, fuel and purchased power

Entergy Louisiana (electric)	$10.4 (b)	9.2% - 10.4%	6.98%	48.64%	- formula rate plan through 2019 test year - riders/specific recovery: MISO, capacity, transmission, fuel

Entergy Louisiana (gas)	$0.07 (c)	9.45% - 10.45%	7.04%	48.26%	- gas rate stabilization plan - rider: gas infrastructure

Entergy Mississippi	$2.6 (d)	9.33% - 11.35%	7.24%	49.67%
- formula rate plan with
forward-looking features

- riders: power management, Grand
Gulf, fuel, MISO, unit power cost,
storm damage, energy efficiency, ad
valorem tax adjustment, vegetation,
grid modernization, restructuring
credit

Entergy New Orleans (electric)	$0.8 (e)	9.35%	7.09%	50%	- formula rate plan with forward-looking features - specific recovery: fuel

Entergy New Orleans (gas)	$0.1 (e)	9.35%	7.09%	50%	- formula rate plan with forward-looking features - rider: purchased gas

Entergy Texas	$2.4 (f)	9.65%	7.73%	50.9%	- rate case - riders: fuel, distribution and transmission, rate case expenses, AMI surcharge, tax reform, among others

System Energy	$1.4 (g)	10.94% (h)	8.50%	65% (h)	- monthly cost of service

(a)	Based on 2020 test year.

(b)
Based on December 31, 2018 test year and excludes approximately $800 million for the St. Charles Power Station, included in capacity rider, and $300 million of transmission plant, included in transmission rider.

(c)	Based on September 30, 2018 test year.

(d)	Based on 2019 forward test year.

(e)	Based on December 31, 2018 test year and known and measurables through December 31, 2019.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

(f)	Based on December 31, 2017 test year.

(g)	Based on calculation as of December 31, 2019.

(h)	See Note 2 to the financial statements for discussion of ongoing proceedings at the FERC challenging System Energy’s authorized return on common equity and capital structure.

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

Retail Rates - Gas

In accordance with the settlement of Entergy Gulf States Louisiana’s gas rate stabilization plan for the test year ended September 30, 2012, in August 2014, Entergy Gulf States Louisiana submitted for consideration a proposal for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment and relocation projects mandated by local governments. After review by the LPSC staff and inclusion of certain customer safeguards required by the LPSC staff, in December 2014, Entergy Gulf States Louisiana and the LPSC staff submitted a joint settlement for implementation of an accelerated gas pipe replacement program providing for the replacement of approximately 100 miles of pipe over the next ten years, as well as relocation of certain existing pipe resulting from local government-related infrastructure projects, and for a rider to recover the investment associated with these projects. The rider allows for recovery of approximately $65 million over ten years. The rider recovery will be adjusted on a quarterly basis to include actual investment incurred for the prior quarter and is subject to the following conditions,

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy among others: a ten-year term; application of any earnings in excess of the upper end of the earnings band as an offset to the revenue requirement of the infrastructure rider; adherence to a specified spending plan, within plus or minus 20% annually; annual filings comparing actual versus planned rider spending with actual spending and explanation of variances exceeding 10%; and an annual true-up. The joint settlement was approved by the LPSC in January 2015. Implementation of the infrastructure rider commenced with bills rendered on and after the first billing cycle of April 2015.

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

In December 2019 an LPSC commissioner issued an unopposed directive to staff to research customer-centered options for all customer classes, as well as other regulatory environments, and recommend a plan for how to ensure customers are the focus. There was no opposition to the directive from other commissioners but several remarked that the intent of the directive was not initiated to pursue retail open access. In furtherance of the directive, the LPSC issued a notice of the opening of a docket to conduct a rulemaking to research and evaluate customer-centered options for all electric customer classes as well as other regulatory environments in January 2020.

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

Electric Industry Restructuring

In June 2009, a law was enacted in Texas that required Entergy Texas to cease all activities relating to Entergy Texas’s transition to competition.  The law allows Entergy Texas to remain a part of the SERC Reliability Corporation (SERC) Region, although it does not prevent Entergy Texas from joining another power region.  The law provides that proceedings to certify a power region that Entergy Texas belongs to as a qualified power region can be initiated by the PUCT, or on motion by another party, when the conditions supporting such a proceeding exist.  Under the law, the PUCT may not approve a transition to competition plan for Entergy Texas until the expiration of four years from the PUCT’s certification of Entergy Texas’s power region.

The law also contains provisions that allow Entergy Texas to take advantage of a cost recovery mechanism that permits annual filings for the recovery of reasonable and necessary expenditures for transmission infrastructure improvement and changes in wholesale transmission charges.  This mechanism was previously available to other non-ERCOT Texas utility companies, but not to Entergy Texas.

The law further amended already existing law that had required Entergy Texas to propose for PUCT approval a tariff to allow eligible customers the ability to contract for competitive generation.  The amending language in the law provides, among other things, that:  1) the tariff shall not be implemented in a manner that harms the sustainability or competitiveness of manufacturers who choose not to participate in the tariff; 2) Entergy Texas shall “purchase competitive generation service, selected by the customer, and provide the generation at retail to the customer;” and 3) Entergy Texas shall provide and price transmission service and ancillary services under that tariff at a rate that is unbundled from its cost of service.  The law directs that the PUCT may not issue an order on the tariff that is contrary to an applicable decision, rule, or policy statement of a federal regulatory agency having jurisdiction.

The PUCT determined that unrecovered costs that may be recovered through the rider consist only of those costs necessary to implement and administer the competitive generation program and do not include lost revenues or embedded generation costs.  The amount of customer load that may be included in the competitive generation service program is limited to 115 MW.

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

In September 2019 the PUCT initiated a rulemaking to promulgate a generation cost recovery factor rule, implementing legislation passed in the 2019 Texas legislative session intended to allow electric utilities to recover generation investments between base rate proceedings.  The draft rule was approved for publication at the PUCT’s February 2020 open meeting, and two rounds of public comment will be taken in March and April 2020.  The PUCT is expected to approve a final rule within six months of publication.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 27 counties in eastern Texas, and holds non-exclusive franchises to provide electric service in approximately 68 incorporated municipalities.  Entergy Texas typically obtains 25-year franchise agreements as existing agreements expire.  Entergy Texas’s electric franchises expire over the period 2020-2058.

The business of System Energy is limited to wholesale power sales.  It has no distribution franchises.

Property and Other Generation Resources

Owned Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2019, is indicated below:

	Owned and Leased Capability MW(a)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro	Solar
Entergy Arkansas	5,183	2,106	1,810	1,194	73	—
Entergy Louisiana	10,050	7,556	2,144	350	—	—
Entergy Mississippi	3,342	2,923	—	417	—	2
Entergy New Orleans	508	507	—	—	—	1
Entergy Texas	2,293	2,034	—	259	—	—
System Energy	1,393	—	1,393	—	—	—
Total	22,769	15,126	5,347	2,220	73	3

(a)
“Owned and Leased Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Summer peak load for the Utility has averaged 21,636 MW over the previous decade.

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

The Utility operating companies’ long-term resource strategy (Portfolio Transformation Strategy) calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted. Over the past decade, the Portfolio Transformation Strategy has resulted in the addition of about 7,314 MW of new long-term resources and the deactivation of over 4,465 MW of legacy generation. As MISO market participants, the Utility operating companies also participate in MISO’s Day Ahead and Real Time Energy and Ancillary Services markets to economically dispatch generation and purchase energy to serve customers reliably and at the lowest reasonable cost.

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

•
Entergy Louisiana’s construction of the 560 MW, combined-cycle, gas turbine Ninemile 6 generating facility at its existing Ninemile Point electric generating station. The facility began commercial operation in December 2014;

•
Entergy Louisiana’s construction of the 980 MW, combined-cycle, gas turbine St. Charles generating facility at its existing Little Gypsy electric generating station. The facility began commercial operation in May 2019;

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

•
In October 2018, Entergy Mississippi signed an asset acquisition agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic facility located in Sunflower County, Mississippi. In December 2018, Entergy Mississippi filed for regulatory approval. A hearing before the MPSC is targeted to occur by the second quarter 2020, and closing is expected to occur by the end of 2021;

•
In March 2019, Entergy Arkansas signed an agreement for the purchase of an approximately 100 MW to-be- constructed solar energy facility that will be sited on approximately 800 acres in White County near Searcy, Arkansas. In May 2019, Entergy Arkansas filed a petition with the APSC seeking a finding that the transaction

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy is in the public interest and requesting all necessary approvals. Closing is expected to occur by the end of 2021; and

•
Entergy New Orleans’s construction of the 20 MW, self-build solar project New Orleans Solar Station located at the NASA Michoud Facility. In August 2019, Entergy New Orleans received regulatory approval and the facility is scheduled to be in service as early as late-2020.

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

•
In September 2012, Entergy Gulf States Louisiana executed a 20-year agreement for 28 MW, with the potential to purchase an additional 9 MW when available, from Rain CII Carbon LLC’s petroleum coke calcining facility in Sulphur, Louisiana. The facility began commercial operation in May 2013. Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, now holds the agreement with the facility;

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

•
In June 2017, Entergy Arkansas and Chicot Solar, LLC executed a 20-year agreement for 100 MW from a solar photovoltaic electric generating facility located in Chicot County, Arkansas. The transaction received regulatory approval and will begin in August 2020;

•
In February 2018, Entergy Louisiana and LA3 West Baton Rouge, LLC (Capital Region Solar project) executed a 20-year agreement for 50 MW from a solar photovoltaic electric generating facility located in West Baton Rouge Parish, Louisiana. The transaction received regulatory approval in February 2019 and the agreement is expected to begin in second quarter 2020;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•
In July 2018, Entergy New Orleans and St. James Solar, LLC executed a 20-year agreement for 20 MW from a solar photovoltaic electric generating facility located in St. James Parish, Louisiana. The transaction received regulatory approval in July 2019; and

•
In February 2019, Entergy New Orleans and Iris Solar, LLC executed a 20-year agreement for 50 MW from a solar photovoltaic electric generating facility located in Washington Parish, Louisiana. The transaction received regulatory approval in July 2019.

Other Procurements From Third Parties

The Utility operating companies have also made resource acquisitions outside of the RFP process, including Entergy Mississippi’s January 2006 acquisition of the 480 MW, combined-cycle, gas-fired Attala power plant; Entergy Gulf States Louisiana’s March 2008 acquisition of the 322 MW, simple-cycle, gas-fired Calcasieu Generating Facility; Entergy Louisiana’s April 2011 acquisition of the 580 MW, combined-cycle, gas-fired Acadia Energy Center Unit 2; Entergy Arkansas’s (Power Block 2), Entergy Louisiana’s (Power Blocks 3 and 4), and Entergy New Orleans’s (Power Block 1) March 2016 acquisitions of the 1,980 MW (summer rating), natural gas-fired, combined-cycle gas turbine Union Power Station power blocks, each rated at 495 MW (summer rating); and Entergy Mississippi’s October 2019 acquisition of the 810 MW, combined-cycle, natural gas-fired Choctaw Generating Station. The Utility operating companies have also entered into various limited- and long-term contracts in recent years as a result of bilateral negotiations.

The Washington Parish Energy Center is a 361 MW natural gas-fired peaking power plant under construction approximately 60 miles north of New Orleans on a site Entergy Louisiana purchased from Calpine in 2019. In May 2018, Entergy Louisiana received LPSC approval of its certification application for this simple-cycle power plant to be developed pursuant to an agreement between Calpine and Entergy Louisiana. Calpine began construction on the plant in early 2019 and Entergy Louisiana will purchase the plant upon completion, anticipated to be later in 2020, for a fixed payment to reimburse construction costs plus an associated premium.

Interconnections

The Utility operating companies’ generating units are interconnected by a transmission system operating at various voltages up to 500 kV.  These generating units consist primarily of steam-electric production facilities and are provided dispatch instructions by MISO. Entergy’s Utility operating companies are MISO market participants and are interconnected with many neighboring utilities.  MISO is an essential link in the safe, cost-effective delivery of electric power across all or parts of 15 U.S. states and the Canadian province of Manitoba. As a Regional Transmission Organization, MISO assures consumers of unbiased regional grid management and open access to the transmission facilities under MISO’s functional supervision. In addition, the Utility operating companies are members of SERC. SERC is a nonprofit corporation responsible for promoting and improving the reliability, adequacy, and critical infrastructure of the bulk power supply systems in all or portions of 16 central and southeastern states. SERC serves as a regional entity with delegated authority from the North American Electric Reliability Corporation (NERC) for the purpose of proposing and enforcing reliability standards within the SERC Region.

Gas Property

As of December 31, 2019, Entergy New Orleans distributed and transported natural gas for distribution within New Orleans, Louisiana, through approximately 2,600 miles of gas pipeline.  As of December 31, 2019, the gas properties of Entergy Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Louisiana’s financial position.

Title

The Utility operating companies’ generating stations are generally located on properties owned in fee simple.  Most of the substations and transmission and distribution lines are constructed on private property or public

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy rights-of-way pursuant to easements, servitudes, or appropriate franchises.  Some substation properties are owned in fee simple.  The Utility operating companies generally have the right of eminent domain, whereby they may perfect title to, or secure easements or servitudes on, private property for their utility operations.

Substantially all of the physical properties and assets owned by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are subject to the liens of mortgages securing bonds issued by those companies.  The Lewis Creek generating station of Entergy Texas was acquired by merger with a subsidiary of Entergy Texas and is currently not subject to the lien of the Entergy Texas indenture.

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2017-2019 were:

	Natural Gas		Nuclear		Coal		Purchased Power		MISO Purchases
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh
2019	40	2.33	28	0.73	6	2.31	8	4.86	18	2.71
2018	39	2.84	27	0.84	9	2.24	8	5.23	17	3.71
2017	38	2.60	26	0.86	8	2.35	8	4.02	20	3.09

Actual 2019 and projected 2020 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, including the Unit Power Sales Agreement, are:

	Natural Gas		Nuclear		Coal		Purchased Power (d)		MISO Purchases (e)
	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020
Entergy Arkansas (a)	28%	33%	53%	53%	15%	13%	1	1%	3%	—
Entergy Louisiana	43%	56%	25%	28%	2%	4%	10%	12%	20%	—
Entergy Mississippi (b)	49%	72%	25%	19%	9%	9%	—	—	17%	—
Entergy New Orleans (b)	51%	58%	39%	39%	2%	2%	1%	1%	7%	—
Entergy Texas	29%	32%	9%	18%	4%	11%	30%	39%	28%	—
System Energy (c)	—	—	100%	100%	—	—	—	—	—	—
Utility (a) (b)	40%	51%	28%	32%	6%	7%	8%	10%	18%	—

(a)	Hydroelectric power provided less than 1% of Entergy Arkansas’s generation in 2019 and is expected to provide less than 1% of its generation in 2020.

(b)
Solar power provided less than 1% of Entergy Mississippi’s and Entergy New Orleans's generation in 2019 and is expected to provide less than 1% of each of Entergy Mississippi’s and Entergy New Orleans's generation in 2020.

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

(e)
In December 2013, Entergy integrated its transmission system into the MISO RTO. Entergy offers all of its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the MISO energy market to serve the demand of its customers, with MISO making dispatch decisions. The MISO purchases metric provided for 2019 is not projected for 2020.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Some of the Utility’s gas-fired plants are also capable of using fuel oil, if necessary. Although based on current economics the Utility does not expect fuel oil use in 2020, it is possible that various operational events including weather or pipeline maintenance may require the use of fuel oil.

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

Many factors, including wellhead deliverability, storage, pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants.  Demand is primarily tied to weather conditions as well as to the prices and availability of other energy sources.  Pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage.  To the extent natural gas supplies are disrupted or natural gas prices significantly increase, the Utility operating companies may in some instances use alternate fuels, such as oil when available, or rely to a larger extent on coal, nuclear generation, and purchased power.

Coal

Entergy Arkansas has committed to seven one- to three-year and two spot contracts that will supply approximately 85% of the total coal supply needs in 2020.  These contracts are staggered in term so that not all contracts have to be renewed the same year.  The remaining 15% of total coal requirements will be satisfied by contracts with a term of less than one year.  Based on continued improved Powder River Basin (PRB) coal deliveries by rail and the high cost of alternate sources and modes of transportation, no alternative coal consumption is expected at Entergy Arkansas during 2020.  Coal will be transported to Arkansas via an existing transportation agreement that is expected to provide all of Entergy Arkansas’s rail transportation requirements for 2020.

Entergy Louisiana has committed to four one- to three-year contracts that will supply approximately 90% of Nelson Unit 6 coal needs in 2020.  If needed, additional PRB coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs.  For the same reasons as for Entergy Arkansas’s plants, no alternative coal consumption is expected at Nelson Unit 6 during 2020.  Coal will be transported to Nelson primarily via an existing transportation agreement that is expected to provide all of Entergy Louisiana’s rail transportation requirements for 2020.

For the year 2019, coal transportation delivery rates to Entergy Arkansas-and Entergy Louisiana-operated coal-fired units were satisfactory to meet supply needs and obligations. Delivery rates improved in the second half of the year as track restoration efforts were completed by the railroads following spring flooding events, although flooding impacts were overall inconsequential to the companies’ coal operations. Both Entergy Arkansas and Entergy Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of PRB coal requested for 2020.  Entergy Louisiana’s and Entergy Texas’s coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

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

Based upon currently planned fuel cycles, the Utility nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable or fixed prices through most of 2023. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners.  There are a number of possible supply alternatives that may be accessed to mitigate any supplier performance failure, including potentially drawing upon Entergy’s inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any alternate uranium supply from the market will be dependent upon the market for uranium supply at that time.  In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

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

Natural Gas Purchased for Resale

Entergy New Orleans has several suppliers of natural gas.  Its system is interconnected with one interstate and three intrastate pipelines.  Entergy New Orleans has a “no-notice” service gas purchase contract with CenterPoint Energy Services which guarantees Entergy New Orleans gas delivery at specific delivery points and at any volume within the minimum and maximum set forth in the contract amounts.  The CenterPoint Energy Service gas supply is

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy transported to Entergy New Orleans pursuant to a transportation service agreement with Gulf South Pipeline Co.  This service is subject to FERC-approved rates.  Entergy New Orleans also makes interruptible spot market purchases.

Entergy Louisiana purchased natural gas for resale in 2019 under a firm contract from Sequent Energy Management L.P.  The gas is delivered through a combination of intrastate and interstate pipelines.

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

System Energy and Related Agreements

System Energy recovers costs related to its interest in Grand Gulf through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement (described below).  In July 2001 a rate proceeding commenced by System Energy at the FERC in 1995 became final, with the FERC approving a prospective 10.94% return on equity.    In 1998 the FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations.  Entergy Arkansas’s and Entergy Mississippi’s acceleration of Grand Gulf purchased power obligations ceased effective July 2001 and July 2003, respectively, as approved by the FERC. See Note 2 to the financial statements for discussion of complaints filed with the FERC regarding System Energy’s return on equity.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.  Entergy Texas owns all Entergy Gulf States, Inc. distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, undivided 42.5% ownership shares of Entergy Gulf States, Inc.’s 70% ownership interest in Nelson Unit 6 and 42% ownership interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana, and other assets and contract rights to the extent related to utility operations in Texas.  Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, owns all of the remaining assets that were owned by Entergy Gulf States, Inc.  On a book value basis, approximately 58.1% of the Entergy Gulf States, Inc. assets were allocated to Entergy Gulf States Louisiana and approximately 41.9% were allocated to Entergy Texas.

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

Entergy Wholesale Commodities

Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants, located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers. Entergy Wholesale Commodities revenues are primarily derived from sales of energy and generation capacity from these plants. Entergy Wholesale Commodities also provides operations and management services, including decommissioning-related services, to nuclear power plants owned by non-affiliated entities in the United States. Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion of the operation and planned shutdown and sale of each of the remaining Entergy Wholesale Commodities nuclear power plants.

Property

Nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership of the following nuclear power plants:

Power Plant	Market	In Service Year	Acquired	Location	Capacity - Reactor Type	License Expiration Date
Indian Point 3 (a)	NYISO	1976	Nov. 2000	Buchanan, NY	1,041 MW - Pressurized Water	2025 (a)
Indian Point 2 (a)	NYISO	1974	Sept. 2001	Buchanan, NY	1,028 MW - Pressurized Water	2024 (a)
Palisades (b)	MISO	1971	Apr. 2007	Covert, MI	811 MW - Pressurized Water	2031 (b)

(a)	The Indian Point 2 and Indian Point 3 plants are expected to cease operation by April 30, 2020 and April 30, 2021, respectively.

(b)	The Palisades plant is expected to cease operations no later than May 31, 2022.

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion of the operation and planned shutdown and sale of each of the remaining Entergy Wholesale Commodities nuclear power plants.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Wholesale Commodities also includes the ownership of two non-operating nuclear facilities, Big Rock Point in Michigan and Indian Point 1 in New York that were acquired when Entergy purchased the Palisades and Indian Point 2 nuclear plants, respectively. These facilities are in various stages of the decommissioning process. Both Big Rock Point and Indian Point 1 are under contract to be sold with their respective plants.

Non-nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership, or interests in joint ventures that own, the following non-nuclear power plants:

Plant	Location	Ownership	Net Owned Capacity (a)	Type
Independence Unit 2; 842 MW	Newark, AR	14%	121 MW(b)	Coal
RS Cogen; 425 MW (c)	Lake Charles, LA	50%	213 MW	Gas/Steam
Nelson Unit 6; 550 MW	Westlake, LA	11%	60 MW(b)	Coal

(a)	“Net Owned Capacity” refers to the nameplate rating on the generating unit.

(b)
The owned MW capacity is the portion of the plant capacity owned by Entergy Wholesale Commodities.  For a complete listing of Entergy’s jointly-owned generating stations, refer to “Jointly-Owned Generating Stations” in Note 1 to the financial statements.

(c)	Indirectly owned through interests in unconsolidated joint ventures.

Independent System Operators

The Indian Point plants fall under the authority of the New York Independent System Operator (NYISO). The Palisades plant falls under the authority of the MISO. The primary purpose of NYISO and MISO is to direct the operations of the major generation and transmission facilities in their respective regions; ensure grid reliability; administer and monitor wholesale electricity markets; and plan for their respective region’s energy needs.

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

As part of the purchase of the Palisades plant in 2007, Entergy executed a 15-year PPA with the seller, Consumers Energy, for 100% of the plant’s output, excluding any future uprates. Under the purchased power agreement, Consumers Energy receives the value of any new environmental credits for the first ten years of the agreement. Palisades and Consumers Energy will share on a 50/50 basis the value of any new environmental credits for years 11 through 15 of the agreement. The environmental credits are defined as benefits from a change in law that causes capability of the plant as of the purchase date to become a tradable attribute (e.g., emission credit, renewable energy credit, environmental credit, “green” credit, etc.) or otherwise to have a market value. Entergy intends to shut down the Palisades nuclear power plant permanently on May 31, 2022 and transfer to Holtec thereafter.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

Entergy Wholesale Commodities’ customers for the sale of both energy and capacity from its nuclear plants include retail power providers, utilities, electric power co-operatives, power trading organizations, and other power generation companies. These customers include Consumers Energy, the company from which Entergy purchased the Palisades plant, and NYISO and MISO. Substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants is with counterparties or their guarantors that have public investment grade credit ratings.

Competition

The NYISO market is highly competitive. Entergy Wholesale Commodities has numerous competitors in New York including generation companies affiliated with regulated utilities, other independent power producers, municipal and co-operative generators, owners of co-generation plants and wholesale power marketers. Entergy Wholesale Commodities is an independent power producer, which means it generates power for sale to third parties at day ahead or spot market prices to the extent that the power is not sold under a fixed price contract. Municipal and co-operative generators also generate power but use most of it to deliver power to their municipal or co-operative power customers. Owners of co-generation plants produce power primarily for their own consumption. Wholesale power marketers do not own generation; rather they buy power from generators or other market participants and resell it to retail providers or other market participants. Competition in the New York power market is affected by, among other factors, the amount of generation and transmission capacity in these markets. MISO does not have a centralized clearing capacity market, but load serving entities do meet the majority of their capacity needs through bilateral contracts and self-supply with a smaller portion coming through voluntary MISO auctions. The majority of Palisades’ current output is contracted to Consumers Energy through 2022. Entergy Wholesale Commodities does not expect to be materially affected by competition in the MISO market in the near term.

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

Fuel Supply

Nuclear Fuel

See “Fuel Supply - Nuclear Fuel” in the Utility portion of Part I, Item 1 for a discussion of the nuclear fuel cycle and markets. Entergy Nuclear Fuels Company, a wholly-owned subsidiary, is responsible for contracts to acquire nuclear materials, except for fuel fabrication, for Entergy Wholesale Commodities nuclear power plants, while Entergy Nuclear Operations, Inc. acts as the agent for the purchase of nuclear fuel assembly fabrication services. All contracts for the disposal of spent nuclear fuel are between the DOE and each of the nuclear power plant owners. The nuclear fuel supply portfolio for the Entergy Wholesale Commodities segment has been adjusted to reflect reduced overall requirements related to the planned permanent shutdowns of the Indian Point 2, Indian Point 3, and Palisades plants. Fuel procurement for the Entergy Wholesale Commodities segment is limited to the requirements of the Palisades plant’s final refueling in 2020.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

State Regulation

Utility

Entergy Arkansas is subject to regulation by the APSC as to the following:

•	utility service;

•	utility service areas;

•	retail rates and charges, including depreciation rates;

•	fuel cost recovery, including audits of the energy cost recovery rider;

•	terms and conditions of service;

•	service standards;

•	the acquisition, sale, or lease of any public utility plant or property constituting an operating unit or system;

•	certificates of convenience and necessity and certificates of environmental compatibility and public need, as applicable, for generating and transmission facilities;

•	avoided cost payments to Qualifying Facilities;

•	net energy metering;

•	integrated resource planning;

•	utility mergers and acquisitions and other changes of control; and

•	the issuance and sale of certain securities.

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

Entergy Louisiana’s electric and gas business is subject to regulation by the LPSC as to the following:

•	utility service;

•	retail rates and charges, including depreciation rates;

•	fuel cost recovery, including audits of the fuel adjustment clause and purchased gas adjustment charge;

•	terms and conditions of service;

•	service standards;

•	certification of certain transmission projects;

•	certification of capacity acquisitions, both for owned capacity and purchase power contracts;

•	procurement process to acquire over 50 MW;

•	audits of the environmental adjustment charge, avoided cost payment to Qualifying Facilities, and energy efficiency rider;

•	integrated resource planning;

•	net energy metering; and

•	utility mergers and acquisitions and other changes of control.

Entergy Mississippi is subject to regulation by the MPSC as to the following:

•	utility service;

•	utility service areas;

•	retail rates and charges, including depreciation rates;

•	fuel cost recovery, including audits of the energy cost recovery mechanism;

•	terms and conditions of service;

•	service standards;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•	certification of generating facilities and certain transmission projects;

•	avoided cost payments to Qualifying Facilities;

•	integrated resource planning;

•	net energy metering; and

•	utility mergers, acquisitions, and other changes of control.

Entergy Mississippi is also subject to regulation by the APSC as to the certificate of environmental compatibility and public need for the Independence Station, which is located in Arkansas.

Entergy New Orleans is subject to regulation by the City Council as to the following:

•	utility service;

•	retail rates and charges, including depreciation rates;

•	fuel cost recovery, including audits of the fuel adjustment charge and purchased gas adjustment charge;

•	terms and conditions of service;

•	service standards;

•	audit of the environmental adjustment charge;

•	certification of the construction or extension of any new plant, equipment, property, or facility that comprises more than 2% of the utility’s rate base;

•	integrated resource planning;

•	net energy metering;

•	issuance and sale of certain securities; and

•	utility mergers and acquisitions and other changes of control.

To the extent authorized by governing legislation, Entergy Texas is subject to the original jurisdiction of the municipal authorities of a number of incorporated cities in Texas with appellate jurisdiction over such matters residing in the PUCT.  Entergy Texas is also subject to regulation by the PUCT as to the following:

•
retail rates and charges, including depreciation rates, and terms and conditions of service in unincorporated areas of its service territory, and in municipalities that have ceded jurisdiction to the PUCT;

•	fuel recovery, including reconciliations (audits) of the fuel adjustment charges;

•	service standards;

•	certification of certain transmission and generation projects;

•	utility service areas, including extensions into new areas;

•	avoided cost payments to Qualifying Facilities; and

•	utility mergers, sales/acquisitions/leases of plants over $10 million, sales of greater than 50% voting stock of utilities, and transfers of controlling interest in or operation of utilities.

Regulation of the Nuclear Power Industry

Atomic Energy Act of 1954 and Energy Reorganization Act of 1974

Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements.  The NRC has broad authority to impose civil penalties or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Entergy Arkansas, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend and Waterford 3, and Grand Gulf, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC. Entergy subsidiaries in the Entergy Wholesale Commodities segment are subject to the NRC’s jurisdiction as the owners and operators of Indian Point Energy Center, Palisades, and Big Rock Point.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2019 of $191.1 million for the one-time fee. Entergy accepted assignment of the Pilgrim, FitzPatrick and Indian Point 3, Indian Point 1 and Indian Point 2, Vermont Yankee, Palisades, and Big Rock Point spent fuel disposal contracts with the DOE held by their previous owners. The FitzPatrick spent fuel disposal contract was assigned to Exelon as part of the sale of the plant, completed in March 2017. The Vermont Yankee spent fuel disposal contract was assigned to NorthStar as part of the sale of the plant which was completed in January 2019. The Pilgrim spent fuel disposal contract was transferred to Holtec as part of the sale of Entergy Nuclear Generation Company in August 2019. The owners of these plants previous to Entergy have paid or retained liability for the fees for all generation prior to the purchase dates of those plants. The fees payable to the DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy’s total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1.6 billion (exclusive of amounts relating to Entergy plants that were paid or are owed by prior owners of those plants).

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

As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. These subsidiaries have been, and continue to be, involved in litigation to recover

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy the damages caused by the DOE’s delay in performance. See Note 8 to the financial statements for discussion of final judgments recorded by Entergy in 2017, 2018, and 2019 related to Entergy’s nuclear owner licensee subsidiaries’ litigation with the DOE. Through 2019, Entergy’s subsidiaries won and collected on judgments against the government totaling over $600 million.

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are providing their own spent fuel storage.  Storage capability additions using dry casks began operations at Palisades in 1993, at ANO in 1996, at River Bend in 2005, at Grand Gulf in 2006, at Indian Point in 2008, and at Waterford 3 in 2011.  These facilities will be expanded as needed.

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

In July 2010 the LPSC approved increased decommissioning collections for Waterford 3 and the Louisiana regulated share of River Bend and in December 2010 the PUCT approved increased decommissioning collections for the Texas share of River Bend to address previously identified funding shortfalls.  This LPSC decision contemplated that the level of decommissioning collections could be revisited should the NRC grant license extensions for both Waterford 3 and River Bend. In July 2019, following the NRC approval of license extensions for Waterford 3 and River Bend, Entergy made a filing with the LPSC seeking to adjust decommissioning and depreciation rates for those plants, including one proposed scenario that would adjust Louisiana-jurisdictional decommissioning collections to zero for both plants (including an offsetting increase in depreciation rates). An evidentiary hearing on the filing has been scheduled for July 2020, and management cannot predict the outcome of the case. In December 2018 the APSC ordered collections in rates for decommissioning ANO 2 and found that ANO 1’s decommissioning was adequately funded without additional collections. In November 2019, Entergy Arkansas filed a revised decommissioning cost recovery tariff for ANO indicating that both ANO 1 and ANO 2 decommissioning trusts were adequately funded without further collections, and in December 2019, the APSC ordered zero collections for ANO 1 and ANO 2 decommissioning. In December 2018 the PUCT approved a settlement that eliminated River Bend decommissioning collections for the Texas jurisdictional share of the plant based on a determination by Entergy Texas that the existing decommissioning fund was adequate following license renewal. In September 2016 the NRC issued a 20-year operating license renewal for Grand Gulf. In a 2017 filing at the FERC, System Energy stated that with the renewed operating license, Grand Gulf’s decommissioning trust was sufficiently funded, and proposed (among other things) to cease decommissioning collections for Grand Gulf effective October 1, 2017. The FERC accepted a settlement including the proposed decommissioning revenue requirement by letter order in August 2018. Entergy currently believes its decommissioning funding will be sufficient for its nuclear plants subject to retail rate regulation, although decommissioning cost inflation and trust fund performance will ultimately determine the adequacy of the funding amounts.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In August 2019, Entergy sold 100% of the equity interests in Entergy Nuclear Generation Company, LLC to a subsidiary of Holtec International. As a result of the sale, Holtec assumed ownership of Pilgrim and its decommissioning trust, together with complete responsibility for the facility’s decommissioning and site restoration. See Note 14 to the financial statements for further discussion of the sale.

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

In March 2019 filings with the NRC were made for Entergy subsidiaries’ nuclear plants reporting on decommissioning funding.  Those reports showed that decommissioning funding for each of those nuclear plants met the NRC’s financial assurance and planning requirements.

Additional information with respect to Entergy’s decommissioning costs and decommissioning trust funds is found in Note 9 and Note 16 to the financial statements.

Price-Anderson Act

The Price-Anderson Act requires that reactor licensees purchase and maintain the maximum amount of nuclear liability insurance available and participate in an industry assessment program called Secondary Financial Protection in order to protect the public in the event of a nuclear power plant accident.  The costs of this insurance are borne by the nuclear power industry.  Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025.  The Price-Anderson Act limits the contingent liability for a single nuclear incident to a maximum assessment of approximately $137.6 million per reactor (with 98 nuclear industry reactors currently participating).  In the case of a nuclear event in which Entergy Arkansas, Entergy Louisiana, System Energy, or an Entergy Wholesale Commodities company is liable, protection is afforded through a combination of private insurance and the Secondary Financial Protection program. In addition to this, insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units is also purchased.  The Price-Anderson Act and insurance applicable to the nuclear programs of Entergy are discussed in more detail in Note 8 to the financial statements.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, and “multiple/repetitive degraded cornerstone column,” or Column 4. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. The nuclear generating plants owned and operated by Entergy’s Utility and Entergy Wholesale Commodities businesses are currently in Column 1.

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

New Source Review (NSR)

Preconstruction permits are required for new facilities and for existing facilities that undergo a modification that results in a significant net emissions increase and is not classified as routine repair, maintenance, or replacement.  Units that undergo certain non-routine modifications must obtain a permit modification and may be required to install additional air pollution control technologies. In August 2019 the EPA proposed to amend the NSR regulations to clarify when a physical change or change in the method of operation will constitute such a modification. Entergy has an established process for identifying modifications requiring additional permitting approval and is monitoring the regulations and associated guidance provided by the states and the federal government with regard to the determination of routine repair, maintenance, and replacement.  Several years ago, however, the EPA implemented an enforcement initiative, aimed primarily at coal plants, to identify modifications that it does not consider routine for which the unit did not obtain a modified permit.  Various courts and the EPA have been inconsistent in their judgments regarding modifications that are considered routine and on other legal issues that affect this program.

In February 2011, Entergy received a request from the EPA for several categories of information concerning capital and maintenance projects at the White Bluff and Independence facilities, both located in Arkansas, in order to determine compliance with the Clean Air Act, including NSR requirements and air permits issued by the Arkansas Department of Environmental Quality. In August 2011, Entergy’s Nelson facility, located in Louisiana, received a similar request for information from the EPA. In September 2015 an additional request for similar information was received for the White Bluff facility. Entergy responded to all requests. None of these EPA requests for information alleged that the facilities were in violation of law.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In January and February 2018, Entergy Arkansas, Entergy Mississippi, Entergy Power, and other co-owners received 60-day notice of intent to sue letters from the Sierra Club and the National Parks Conservation Association concerning allegations of violations of new source review and permitting provisions of the Clean Air Act at the Independence and White Bluff coal-burning units, respectively. In November 2018, following extensive negotiations, Entergy Arkansas, Entergy Mississippi, and Entergy Power entered a proposed settlement resolving those claims as well as other issues facing Entergy Arkansas’s fossil generation plants. The settlement, which formally resolves a complaint filed by the Sierra Club and the National Parks Conservation Association, is subject to approval by the U.S. District Court for the District of Arkansas. In October 2019 the District Court requested supplemental briefing on several issues to be resolved prior to addressing the motion to approve the settlement. For further information about the settlement, see “Regional Haze” discussed below.

National Ambient Air Quality Standards

The Clean Air Act requires the EPA to set National Ambient Air Quality Standards (NAAQS) for ozone, carbon monoxide, lead, nitrogen dioxide, particulate matter, and sulfur dioxide, and requires periodic review of those standards. When an area fails to meet an ambient standard, it is considered to be in nonattainment and is classified as “marginal,” “moderate,” “serious,” or “severe.” When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

Ozone Nonattainment

Entergy Texas operates one fossil-fueled generating facility (Lewis Creek) and is in the process of constructing another fossil-fueled generating facility (Montgomery County Power Station) in a geographic area that is not in attainment with the applicable NAAQS for ozone.  The ozone nonattainment area that affects Entergy Texas is the Houston-Galveston-Brazoria area.  Both Lewis Creek and the Montgomery County Power Station hold all necessary permits for construction and operation and comply with applicable air quality program regulations. Measures enacted to return the area to ozone attainment could make these program regulations more stringent. Entergy will continue to work with state environmental agencies on appropriate methods for assessing attainment and nonattainment with the ozone NAAQS.

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  In Entergy’s utility service territory, only St. Bernard Parish and Evangeline Parish in Louisiana are designated as nonattainment. In August 2017 the EPA issued a letter indicating that East Baton Rouge and St. Charles parishes would be designated by December 31, 2020, as monitors were installed to determine compliance. Entergy continues to monitor this situation.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which had a compliance date, with a widely granted one-year extension, of April 2016. The required controls have been installed and are operational at all affected Entergy units. In February 2019 the EPA published its proposed rule that finds that it is not “appropriate and necessary” to regulate hazardous air pollutants from electric steam generating units under the provisions of section 112(n) of the Clean Air Act. This is a reversal of the EPA’s previous finding requiring such regulation. However, the proposal does not seek to revise the MATS rule at this time. Entergy will continue to monitor this situation.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

In September 2016 the EPA published the final Arkansas Regional Haze FIP. In most respects, the EPA finalized its original proposal but shortened the time for compliance for installation of the NOx controls. The FIP required an emission limitation consistent with SO2 scrubbers at both White Bluff and Independence by October 2021 and NOx controls by April 2018. The EPA declined to adopt Entergy’s proposals related to ceasing coal use as an alternative to SO2 scrubbers for White Bluff SO2 BART. In November 2016, Entergy and other interested parties, including the State of Arkansas, filed petitions for administrative reconsideration and stay at the EPA as well as petitions for judicial review in the U.S. Court of Appeals for the Eighth Circuit. The Eighth Circuit granted the stay pending settlement discussions and pending the State’s development of a SIP that, if approved by the EPA, would replace the FIP. The state has proposed its replacement SIP in two parts: Part I considers NOx requirements, and Part II considers SO2 requirements. The EPA approved the Part I NOx SIP in January 2018. The Part I SIP requires that Entergy address NOx impacts on visibility via compliance with the Cross State Air Pollution Rule ozone-season emission trading program. Arkansas has finalized a Part II SIP which has been approved by the EPA but is currently pending a state court appeal. That appeal has been stayed pending the outcome of a federal court case, which may resolve many of the issues on appeal. The final Part II SIP requires that Entergy achieve SO2 emission reductions via the use of low-sulfur coal at both White Bluff and Independence within three years. The Part II SIP also requires that Entergy cease to use coal at White Bluff by December 31, 2028 and notes the current planning assumption that Entergy’s Independence units will cease to burn coal by December 31, 2030.

In January and February 2018, Entergy Arkansas, Entergy Mississippi, Entergy Power, and other co-owners received 60-day notice of intent to sue letters from the Sierra Club and the National Parks Conservation Association concerning allegations of violations of new source review and permitting provisions of the Clean Air Act at the Independence and White Bluff coal-burning units, respectively. In November 2018, following extensive negotiations, Entergy Arkansas, Entergy Mississippi, and Entergy Power entered a proposed settlement resolving those claims and reducing the risk that Entergy Arkansas, as operator of Independence and White Bluff, might be compelled under the Clean Air Act’s regional haze program to install costly emissions control technologies. Consistent with the terms of the settlement and in many cases also the Part II SIP, Entergy Arkansas, along with co-owners, will begin using only low-sulfur coal at Independence and White Bluff by mid-2021; cease to use coal at White Bluff and Independence by the end of 2028 and 2030, respectively; cease operation of the remaining gas unit at Lake Catherine by the end of 2027; reserve the option to develop new generating sources at each plant site; and commit to install or propose to regulators at least 800 MWs of renewable generation by the end of 2027, with at least half installed or proposed by the end of 2022 (which includes two existing Entergy Arkansas projects) and with all qualifying co-owner projects counting toward satisfaction of the obligation. Under the settlement, the Sierra Club and the National Parks Conservation Association also waive certain potential existing claims under federal and state environmental law with respect to specified generating plants. The settlement, which formally resolves a complaint filed by the Sierra Club and the

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

National Parks Conservation Association, is subject to approval by the U.S. District Court for the Eastern District of Arkansas. The EPA, which is allowed to comment on such a settlement agreement, has stated that it has no objections to the settlement. Pending before the court are a motion by the plaintiffs to approve the settlement, in support of which Entergy made a filing, and motions by the Arkansas Attorney General and the Arkansas Affordable Energy Coalition to intervene and to stay the proceedings. The Arkansas Attorney General also filed an application before the APSC in December 2018 seeking an investigation into the effects of the settlement. The Arkansas Affordable Energy Coalition filed to support the application, and Entergy Arkansas filed a motion to dismiss. The application remains pending before the APSC. In October 2019 the District Court requested supplemental briefing on several issues to be resolved prior to addressing the motion to approve the settlement.

In Louisiana, Entergy has worked with the Louisiana Department of Environmental Quality (LDEQ) and the EPA to revise the Louisiana SIP for regional haze, which had been disapproved in part in 2012. The LDEQ submitted a revised SIP in February 2017. In May 2017 the EPA proposed to approve a majority of the revisions. In September 2017 the EPA issued a proposed SIP approval for the Nelson plant, requiring an emission limitation consistent with the use of low-sulfur coal, with a compliance date of January 22, 2021. The EPA issued final approval in December 2017. The EPA approval was appealed to the U.S. Court of Appeals for the Fifth Circuit. In October 2019 the Fifth Circuit affirmed EPA’s SIP approval.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

In July 2019 the EPA released the Affordable Clean Energy Rule (ACE), which applies only to existing coal-fired electric generating units. The ACE determines that heat rate improvements are the best system of emission reductions and lists six candidate technologies for consideration by states at each coal unit. The rule and associated rulemakings by the EPA replace the Obama administration’s Clean Power Plan rule. The ACE rule provides states discretion in determining how the best system for emission reductions applies to individual units, including through the consideration of technical feasibility and the remaining useful life of the facility. Entergy is evaluating the final Affordable Clean Energy Rule’s impacts on its coal units and will monitor litigation challenging the rule. The EPA also has proposed a revision to the new source performance standard on greenhouse gas emissions that primarily impacts new coal units and, therefore, should not impact Entergy.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•
efforts on the state and federal level to codify renewable portfolio standards, clean energy standards, or a similar mechanism requiring utilities to produce or purchase a certain percentage of their power from defined renewable energy sources or energy sources with lower emissions;

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

Entergy continues to support national legislation that would increase planning certainty for electric utilities while addressing carbon dioxide emissions in a responsible and flexible manner.  By virtue of its proportionally large investment in low-emitting gas-fired and nuclear generation technologies, Entergy has a low overall carbon dioxide emission “intensity,” or rate of carbon dioxide emitted per megawatt-hour of electricity generated.  In anticipation of the imposition of carbon dioxide emission limits on the electric industry, Entergy initiated actions designed to reduce its exposure to potential new governmental requirements related to carbon dioxide emissions.  These voluntary actions included a formal program to stabilize owned power plant carbon dioxide emissions at 2000 levels through 2005, and Entergy succeeded in reducing emissions below 2000 levels. In 2006, Entergy started including emissions from controllable power purchases in addition to its ownership share of generation and established a second formal voluntary program to stabilize power plant carbon dioxide emissions and emissions from controllable power purchases, cumulatively over the period, at 20% below 2000 levels through 2010.  In 2011, Entergy extended this commitment through 2020.  Total carbon dioxide emissions representing Entergy’s ownership share of power plants and controllable power purchases in the United States were approximately 40.7 million tons in 2019 and 43.7 tons in 2018.

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

Entergy participates in the M.J. Bradley & Associates’ Annual Benchmarking Air Emissions Report, an annual analysis of the 100 largest U.S. electric power producers. The report is available on the M.J. Bradley website. Entergy’s annual greenhouse gas emissions inventory is also third-party verified, and that certification is made available on the American Carbon Registry website. Entergy participates annually in the Dow Jones Sustainability Index and in 2019 was listed on the North American Index. Entergy has been listed on the World or North American Index, or both, for eighteen consecutive years.

Clean Water Act

The 1972 amendments to the Federal Water Pollution Control Act (known as the Clean Water Act) provide the statutory basis for the National Pollutant Discharge Elimination System (NPDES) permit program, section 402, and the basic structure for regulating the discharge of pollutants from point sources to waters of the United States.  The Clean Water Act requires virtually all discharges of pollutants to waters of the United States to be permitted.  Section 316(b) of the Clean Water Act regulates cooling water intake structures, section 401 of the Clean Water Act requires a water quality certification from the state in support of certain federal actions and approvals, and section 404 regulates the dredge and fill of waters of the United States, including jurisdictional wetlands.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Steam Electric Effluent Guidelines

The 2015 Steam Electric Effluent Limitations Guidelines (ELG) rule requires, among other things, that there be no discharge of bottom ash transport water. The no-discharge requirement contains no exceptions and could cause compliance problems for Entergy’s coal facilities during heavy storm events and under certain non-routine operational conditions. The ELG rule’s compliance dates currently are delayed while the EPA reconsiders the rule. Additionally, the Fifth Circuit Court of Appeals recently vacated and remanded the provisions of the rule related to legacy wastewater and leachate. In November 2019 the EPA released a proposed rule revision on bottom ash transport water that will allow some flexibility for storm events and non-routine operations. A separate rulemaking is expected to address the legacy wastewater and leachate issues. Despite the impending rulemaking, Entergy is implementing projects at its White Bluff and Independence plants to convert to zero-discharge systems to comply with the ELG rule and the coal combustion residuals restrictions on impoundments. Additionally, the Nelson Unit 6 facility is implementing operational and maintenance measures to ensure its original zero-discharge design is maintained for compliance with the ELG rule.

Federal Jurisdiction of Waters of the United States

In February 2019 the EPA published its proposed revised definition of Waters of the United States, which proposes to narrow the scope of Clean Water Act jurisdiction, as compared to a 2015 definition which had been stayed by several federal courts. The final rule was released in January 2020. In October 2019 the EPA repealed the 2015 rule and re-codified the pre-existing regulations. That rule was effective late December 2019. Numerous challenges are expected for both rules.

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

As part of the groundwater monitoring and protection program, Entergy has: (1) performed reviews of plant groundwater characteristics (hydrology) and historical records of past events on site that may have potentially impacted groundwater; (2) implemented fleet procedures on how to handle events that could impact groundwater; and (3) installed groundwater monitoring wells and began periodic sampling.  The program also includes protocols for notifying local officials if contamination is found.  To date, radionuclides such as tritium have been detected at Arkansas Nuclear One, Indian Point, Palisades, Grand Gulf, and River Bend.  Each of these sites has installed groundwater monitoring wells and implemented a program for testing groundwater at the sites for the presence of tritium and other radionuclides.  Based on current information, the concentrations and locations of radionuclides detected at these plants pose no threat to public health or safety, but each site continues to evaluate the results from its groundwater monitoring program.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

The final regulations create new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse. As of December 31, 2019, Entergy has recorded asset retirement obligations related to CCR management of $19.2 million.

In December 2016 the Water Infrastructure Improvements for the Nation Act (WIIN Act) was signed into law, which authorizes states to regulate coal ash rather than leaving primary enforcement to citizen suit actions. States may submit to the EPA proposals for a permit program. In September 2017 the EPA agreed to reconsider certain provisions of the CCR rule in light of the WIIN Act. In July 2018 the EPA released its initial revisions extending certain deadlines and incorporating some risk-based standards. In August 2018 the D.C. Circuit vacated several provisions of the CCR rule on the basis that they were inconsistent with the Resource Conservation and Recovery Act and remanded the matter to the EPA to conduct further rulemaking. In August 2019 the EPA released its second set of proposed revisions to the CCR rule and plans at least three additional rulemakings.

Pursuant to the EPA Rule, Entergy operates groundwater monitoring systems surrounding its coal combustion residual landfills located at White Bluff, Independence, and Nelson. Monitoring to date has detected concentrations of certain listed constituents in the area, but has not indicated that these constituents originated at the active landfill cells. Reporting has occurred as required, and detection monitoring will continue as the rule requires. In late-2017, Entergy determined that certain in-ground wastewater treatment system recycle ponds at its White Bluff and Independence facilities require management under the new EPA regulations. In order to meet these regulations, one of two recycle ponds at White Bluff commenced closure in October 2018. Additionally, the second recycle pond at White Bluff plans to initiate closure on or before October 31, 2020. Any potential requirements for corrective action or operational changes under the new EPA rule continue to be assessed. Notably, ongoing litigation has resulted in the EPA’s continuing review of the rule. Consequently, the nature and cost of additional corrective action requirements may depend, in part, on the outcome of the EPA’s review.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Other Environmental Matters

Entergy Louisiana and Entergy Texas

Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, currently is involved in the second phase of the remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana.  A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931.  Coal tar, a by-product of the distillation process employed at MGPs, apparently was routed to a portion of the property for disposal.  The same area also has been used as a landfill.  In 1999, Entergy Gulf States, Inc. signed a second administrative consent order with the EPA to perform a removal action at the site.  Removal actions addressed contaminated source material, soil, and sediment and included capping certain soil on and off-site. In 2002 approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center.  In 2003 a cap was constructed over the remedial area to prevent the migration of contamination to the surface.  In August 2005 an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site.  The groundwater monitoring study commenced in January 2006.  The EPA released the second Five Year Review in 2015. In that review, the EPA indicated that the remediation technique was insufficient and that Entergy would need to utilize other remediation technologies on the site. In July 2015, Entergy submitted a Focused Feasibility Study to the EPA outlining the potential remedies and suggesting installation of the new remedial method, a waterloo barrier. The estimated cost for this remedy is approximately $2 million, to be allocated between Entergy Louisiana and Entergy Texas.  In early 2017 the EPA indicated that the waterloo barrier may not be necessary and requested revisions to the Focused Feasibility Study. The EPA released the third Five Year Review in late-2019 confirming that a new remedial method is not necessary but requiring continuation of the current groundwater monitoring. The site’s remedy includes monitored natural attenuation of groundwater, and institutional controls to restrict groundwater and land use. The EPA has determined that no additional actions are needed for the remedy to be protective over the long-term, and the remedy is protective of human health and the environment.

Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas that the TCEQ believes those entities are potentially responsible parties (PRPs) concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003.  Both soil and groundwater contamination existed at the site.  Entergy subsidiaries sent transformers to this facility.  Entergy Arkansas, Entergy Louisiana, and Entergy Texas responded to an information request from the TCEQ.  Entergy Louisiana and Entergy Texas joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Louisiana and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies’ involvement at the site.  Current estimates, although variable depending on ultimate remediation design and performance, indicate that Entergy’s total share of remediation costs likely will be approximately $1.5 million to $2 million.  Groundwater monitoring wells at the site were plugged and abandoned in December 2019 following receipt of a certificate of completion issued by the TCEQ. Site decommissioning activities will occur, and final disposition of the property will be determined at a later time.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Texas

In December 2016 a transformer inside the Hartburg, Texas Substation had an internal fault resulting in a release of approximately 15,000 gallons of non-PCB mineral oil. Cleanup ensued immediately; however, rain caused much of the oil to spread across the substation yard and into a nearby wetland. The Texas Commission on Environmental Quality (TCEQ) and the National Response Center were immediately notified, and the TCEQ responded to the site approximately two hours after the cleanup was initiated. The remediation liability is estimated at $2.2 million; however, this number could fluctuate depending on the remediation extent and wetland mitigation requirements. In July 2017, Entergy entered into the Voluntary Cleanup Program with the TCEQ. In November 2017, additional soil sampling was completed in the wetland area and, in February 2018, a site summary report of findings was submitted to the TCEQ. The TCEQ responded in June 2018 and requested an ecological exclusion criteria checklist/Tier II screening-level ecological risk assessment, and additional site assessment, additional soil samples, groundwater samples, and some additional diagrams and maps. In October 2018, Entergy submitted the requested information to the TCEQ. In January 2019 the TCEQ responded with another request for information. In March 2019, Entergy submitted the requested information to the TCEQ. In August 2019 the TCEQ responded with a request for additional information including an Affected Property Assessment Report (APAR) and water well survey. The TCEQ has agreed that the necessity of the water well survey is dependent on the results of the groundwater resampling that will occur. Groundwater sampling was completed in December 2019 and results were submitted to the TCEQ for review. Based on the groundwater sampling results, the TCEQ has indicated that a water well survey is not necessary. The deadline for submittal of the APAR will be 180 days following the receipt of the TCEQ’s letter confirming approval of the groundwater sampling results.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Employees

Employees are an integral part of Entergy’s commitment to serving customers.  As of December 31, 2019, Entergy subsidiaries employed 13,635 people.

Utility:
Entergy Arkansas	1,251
Entergy Louisiana	1,670
Entergy Mississippi	745
Entergy New Orleans	308
Entergy Texas	643
System Energy	—
Entergy Operations	3,564
Entergy Services	3,899
Entergy Nuclear Operations	1,505
Other subsidiaries	50
Total Entergy	13,635

Approximately 4,100 employees are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the International Brotherhood of Teamsters, the United Government Security Officers of America, and the International Union, Security, Police, and Fire Professionals of America.

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

Entergy uses its website, http://www.entergy.com, as a routine channel for distribution of important information, including news releases, analyst presentations and financial information.  Filings made with the SEC are posted and available without charge on Entergy’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  These filings include annual and quarterly reports on Forms 10-K and 10-Q (including related filings in Inline XBRL format) and current reports on Form 8-K; proxy statements; and any amendments to those reports or statements.  All such postings and filings are available on Entergy’s Investor Relations website free of charge.  Entergy is providing the address to its internet site solely for the information of investors and does not intend the address to be an active link.  The contents of the website are not incorporated into this report.

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

The Utility operating companies are regulated on a cost-of-service and rate of return basis and are subject to statutes and regulatory commission rules and procedures. The rates that the Utility operating companies and System Energy charge reflect their capital expenditures, operations and maintenance costs, allowed rates of return, financing costs, and related costs of service.  These rates significantly influence the financial condition, results of operations, and liquidity of Entergy and each of the Utility operating companies and System Energy.  These rates are determined in regulatory proceedings and are subject to periodic regulatory review and adjustment, including adjustment upon the initiative of a regulator or affected stakeholders.

In addition, regulators may initiate proceedings to investigate the prudence of costs in the Utility operating companies’ base rates and examine, among other things, the reasonableness or prudence of the companies’ operation and maintenance practices, level of expenditures (including storm costs and costs associated with capital projects), allowed rates of return and rate base, proposed resource acquisitions, and previously incurred capital expenditures that the operating companies seek to place in rates.  The regulators may disallow costs subject to their jurisdiction found not to have been prudently incurred or found not to have been incurred in compliance with applicable tariffs, creating some risk to the ultimate recovery of those costs.  Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates.  Traditional base rate proceedings, as opposed to formula rate plans, generally have long timelines, are primarily based on historical costs, and may or may not be limited in scope or duration by statute. The length of these base rate proceedings can cause the Utility operating companies and System Energy to experience regulatory lag in recovering costs through rates, such that the Utility operating companies may not fully recover all costs during the rate effective period and the Utility operating companies may, therefore, earn less than their allowed returns.  Decisions are typically subject to appeal, potentially leading to additional uncertainty associated with rate case proceedings.

The Utility operating companies have large customer and stakeholder bases and, as a result, could be the subject of public criticism or adverse publicity focused on issues including the operation of their assets and infrastructure or the quality of their service. Criticism or adverse publicity of this nature could render legislatures and other governing bodies, public service commissions and other regulatory authorities, and government officials less likely to view the applicable operating company in a favorable light and could potentially negatively affect legislative or regulatory processes or outcomes, as well as lead to increased regulatory oversight or more stringent legislative or regulatory requirements.

The base rates of Entergy Texas are established largely in traditional base rate case proceedings. Between base rate proceedings, Entergy Texas has available rate riders to recover the revenue requirements associated with certain incremental costs. For example, Entergy Texas has recovered distribution-related capital investments through the distribution cost recovery factor rider mechanism, transmission-related capital investments and certain non-fuel MISO charges through the transmission cost recovery factor rider mechanism, and MISO fuel and energy-related costs

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy through the fixed fuel factor mechanism. Entergy Texas is also required to make a filing every three years, at a minimum, reconciling its fuel and purchased power costs and fuel factor revenues. In the course of this reconciliation, the PUCT determines whether eligible fuel and fuel-related expenses and revenues are necessary and reasonable, and makes a prudence finding for each of the fuel-related contracts for the reconciliation period.

Between base rate cases, Entergy Arkansas and Entergy Mississippi are able to adjust base rates annually through formula rate plans that utilize a forward test year (Entergy Arkansas) or forward-looking features (Entergy Mississippi). In response to Entergy Arkansas’s application for a general change in rates in 2015, the APSC approved the formula rate plan tariff proposed by Entergy Arkansas including its use of a projected year test period and an initial five-year term. The initial five-year term expires in 2021 unless Entergy Arkansas requests, and the APSC approves, the extension of the formula rate plan tariff for an additional five years through 2026. If Entergy Arkansas’s formula rate plan were terminated or not extended beyond the initial term, Entergy Arkansas could file an application for a general change in rates that may include a request for continued regulation under a formula rate review mechanism. If Entergy Mississippi’s formula rate plan is terminated, it would revert to the more traditional rate case environment or seek approval of a new formula rate plan. Entergy Arkansas and Entergy Mississippi recover fuel and purchased energy and certain non-fuel costs through other APSC-approved and MPSC-approved tariffs, respectively.

Entergy Louisiana historically sets electric base rates annually through a formula rate plan using an historic test year. The form of the formula rate plan, on a combined basis, was approved in connection with the business combination of Entergy Louisiana and Entergy Gulf States Louisiana and largely followed the formula rate plans that were approved by the LPSC in connection with the full electric base rate cases filed by those companies in February 2013. The formula rate plan was most recently extended through the test year 2019; certain modifications were made in that extension, including a decrease to the allowed return on equity and the addition of a transmission cost recovery mechanism. The formula rate plan continues to include exceptions from the rate cap and sharing requirements for certain large capital investment projects, including acquisition or construction of generating facilities and purchase power agreements approved by the LPSC and as noted, for certain transmission investment, among other items. MISO fuel and energy-related costs are recoverable in Entergy Louisiana’s fuel adjustment clause. In the event that the electric formula rate plan is not renewed or extended, Entergy Louisiana would revert to the more traditional rate case environment.

Entergy New Orleans previously operated under a formula rate plan that ended with the 2011 test year. Based on a settlement agreement approved by the City Council, with limited exceptions, the base rates of Entergy New Orleans were frozen until rates were implemented in connection with the base rate case filed by Entergy New Orleans in 2018. In November 2019 the City Council issued a resolution resolving the rate case, with rates to become effective retroactive to August 2019. The resolution allows Entergy New Orleans to implement a three-year formula rate plan, beginning with the 2019 test year as adjusted for forward-looking known and measurable changes. Entergy New Orleans has appealed the resolution. See Note 2 to the financial statements for further discussion.

The rates of System Energy are established by the FERC, and the costs allowed to be charged pursuant to these rates are, in turn, passed through to the participating Utility operating companies through the Unit Power Sales Agreement, which allows monthly adjustments to reflect the current operating costs of, and investment in, Grand Gulf. The Unit Power Sales Agreement is currently the subject of several litigation proceedings at the FERC, including a challenge with respect to System Energy’s authorized return on equity and capital structure and a request in a separate proceeding for FERC to initiate a broader investigation of rates under the Unit Power Sales Agreement. See Note 2 to the financial statements for further discussion of the proceedings. The Utility operating companies have agreed to implement certain protocols for providing retail regulators with information regarding rates billed under the Unit Power Sales Agreement.

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

Changes to state or federal legislation or regulation affecting electric generation, electric and natural gas transmission, distribution and related activities could adversely affect Entergy and the Utility operating companies’ financial position, results of operations or cash flows and their utility businesses.

If legislative and regulatory structures evolve in a manner that erodes the Utility operating companies’ exclusive rights to serve their regulated customers, they could lose customers and sales and their results of operations, financial position or cash flows could be materially affected. Additionally, technological advances in energy efficiency and distributed energy resources are reducing the costs of these technologies and together with ongoing state and federal subsidies, the increasing penetration of these technologies could result in reduced sales by the Utility operating companies. Such loss of sales could put upward pressure on rates, resulting in adverse regulatory actions to mitigate such effects on rates. Entergy and the Utility operating companies cannot predict if or when they may be subject to changes in legislation or regulation, or the extent and timing of reductions of the cost of distributed energy resources, nor can they predict the impact of these changes on their results of operations, financial position or cash flows.

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

The Utility operating companies participate in the MISO regional transmission planning process and are subject to risks associated with planning decisions that MISO makes in the exercise of control over the planning of the Utility operating companies’ transmission assets that are under MISO’s functional control. The Utility operating companies pay transmission rates that reflect the cost of transmission projects that the Utility operating companies do not own, which could increase cash or financing needs. MISO has made filings with FERC proposing changes in the transmission project criteria in MISO. These changes, if adopted, could potentially result in a larger volume of competitively bid and regionally cost allocated transmission projects. In addition to the cash and financing-related risks arising from the potential additional cost allocation to the Utility operating companies from these projects, there is a risk that the Utility operating companies’ business and financial position could be harmed as a result of lost investment opportunities and other effects that flow from an increased number of competitive projects being approved and constructed that are interconnected with their transmission systems. Further, the terms and conditions of the MISO tariff, including provisions related to the design and implementation of wholesale markets, the allocation of transmission upgrade costs, the MISO-wide allowed base rate of return on equity, and any required MISO-related charges and credits are subject to regulation by the FERC. The operation of the Utility operating companies’ transmission system pursuant to the MISO tariff and their participation in the MISO wholesale markets may be adversely affected by regulatory or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements. In addition, orders from each of the Utility operating companies’ respective retail regulators generally require that the Utility operating companies make periodic filings, or generally allow the retail regulator to direct the making of such filings, setting forth the results of analysis of the costs and benefits realized from MISO membership as well as the projected costs and benefits of continued membership in MISO and/or requesting approval of their continued membership in MISO. These filings have been submitted periodically by each of the Utility operating companies as required by their respective retail regulators, and the outcome of the resulting proceedings may affect the Utility operating companies’ continued membership in MISO.

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

Nuclear capacity factors significantly affect the results of operations of certain Utility operating companies, System Energy, and Entergy Wholesale Commodities.  Nuclear plant operations involve substantial fixed operating costs.  Consequently, to be successful, a plant owner must consistently operate its nuclear power plants at high capacity factors, consistent with safety requirements. For the Utility operating companies that own nuclear plants, lower capacity factors can increase production costs by requiring the affected companies to generate additional energy, sometimes at higher costs, from their owned or contractually controlled facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs.  For the Entergy Wholesale Commodities nuclear plants, lower capacity factors directly affect revenues and cash flow from operations.  Entergy Wholesale Commodities’ forward sales are comprised of various hedge products, many of which have some degree of operational-contingent price risk. Certain unit-contingent contracts guarantee specified minimum capacity factors. In the event plants with these contracts were operating below the guaranteed capacity factors, Entergy would be subject to price risk for the undelivered power.  Further, Entergy Wholesale Commodities’ nuclear forward sales contracts can also be on a firm LD basis, which subjects Entergy to increasing price risk as capacity factors decrease. Many of these firm hedge products have damages risk.

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

Outages at nuclear power plants to replenish fuel require the plant to be “turned off.”  Refueling outages generally are planned to occur once every 18 to 24 months.  Plant maintenance and upgrades are often scheduled during such planned outages, which typically extends the planned outage duration.  When refueling outages last longer than anticipated or a plant experiences unplanned outages, capacity factors decrease, and maintenance costs may increase.  Lower than forecasted capacity factors may cause Entergy Wholesale Commodities to experience reduced revenues and may also create damages risk with certain hedge products as previously discussed.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities face risks related to the purchase of uranium fuel (and its conversion, enrichment, and fabrication). These risks could materially affect Entergy’s and their results of operations, financial condition and liquidity.

Based upon currently planned fuel cycles, Entergy’s nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through 2020 and beyond.  The nuclear fuel supply portfolio for the Entergy Wholesale Commodities segment has been adjusted to reflect reduced overall requirements related to the planned permanent shutdown and sale of the Palisades, Indian Point 2 and Indian Point 3 plants over the next three years and fuel procurement is limited to the final refueling of the Palisades plant in 2020. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners. While there are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. Market prices for nuclear fuel have been extremely volatile from time to time in the past and may be subject to increased volatility due to the imposition of tariffs, domestic purchase requirements or shifting trade arrangements between countries.  Although Entergy’s nuclear fuel contract portfolio provides a degree of hedging against market risks for several years, costs for nuclear fuel in the future cannot be predicted with certainty due to normal inherent market uncertainties, and price changes could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities.

Entergy’s ability to assure nuclear fuel supply also depends upon the performance and reliability of conversion, enrichment, and fabrication services providers. These service providers are fewer in number than uranium suppliers. For conversion and enrichment services, Entergy diversifies its supply by supplier and country and may take special measures to ensure a reliable supply of enriched uranium for fabrication into nuclear fuel. For fabrication services, each plant is dependent upon the performance of the fabricator of that plant’s nuclear fuel; therefore, Entergy relies upon additional monitoring, inspection, and oversight of the fabrication process to assure reliability and quality of its nuclear fuel. Certain of the suppliers and service providers are located in or dependent upon countries, such as Russia, in which international sanctions or tariffs could restrict the ability of such suppliers to continue to supply fuel or provide such services at acceptable prices or at all.  The inability of such suppliers or service providers to perform such obligations could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities.

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

Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere.  The Price-Anderson Act limits each reactor owner’s public liability (off-site) for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool, which is referred to as Secondary Financial Protection, up to approximately $137.6 million per reactor.   With 98 reactors currently participating, this translates to a total public liability cap of approximately $14 billion per incident.  The limit is subject to change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors.  As required by the Price-Anderson Act, the Utility operating companies, System Energy, and Entergy Wholesale Commodities carry the maximum available amount of primary nuclear off-site liability insurance with American Nuclear Insurers, which is $450 million for each operating site.  Claims for any nuclear incident exceeding that amount are covered under Secondary Financial Protection.  As a result, in the event of a nuclear incident that causes damages (off-site) in excess of the primary insurance coverage, each owner of a nuclear plant reactor, including Entergy’s Utility operating companies, System Energy, and the Entergy Wholesale Commodities plant owners, regardless of fault or proximity to the incident, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary insurance level, up to a maximum of approximately $137.6 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $1.101 billion).  The retrospective premium payment is currently limited to approximately $21 million per year per incident per reactor until the aggregate public liability for each licensee is paid up to the $137.6 million cap.

NEIL is a utility industry mutual insurance company, owned by its members, including the Utility operating companies, System Energy, and the owners of the Entergy Wholesale Commodities plants. All member plants could be subject to an annual assessment (retrospective premium of up to 10 times current annual premium for all policies) should the NEIL surplus (reserve) be significantly depleted due to insured losses.  As of December 31, 2019, the maximum annual assessment amounts total $112 million for the Utility plants.  Retrospective premium insurance available through NEIL’s reinsurance treaty can cover the potential assessments and the Entergy Wholesale Commodities plants currently maintain the retrospective premium insurance to cover those potential assessments.

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

Further, federal or state regulatory changes, including mandated increases in decommissioning funding or changes in the methods or standards for decommissioning operations, may also increase the funding requirements of, or accelerate the timing for funding of, the obligations related to the decommissioning of the Utility operating companies, System Energy, or Entergy Wholesale Commodities nuclear power plants or may restrict the decommissioning-related costs that can be paid from the decommissioning trusts.  Such changes also could result in the need for additional contributions to decommissioning trusts, or the posting of parent guarantees, letters of credit, or other surety mechanisms. As a result, under any of these circumstances, Entergy’s results of operations, liquidity, and financial condition could be materially affected.

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

For further information regarding nuclear decommissioning costs, management’s decision to exit the merchant

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy power business, the impairment charges that resulted from such decision, and the planned sale of Palisades (which will include the transfer of the decommissioning trust), see the “Critical Accounting Estimates - Nuclear Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy, the “Entergy Wholesale Commodities Exit from the Merchant Power Business” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries, and Notes 9 and 14 to the financial statements.

New or existing safety concerns regarding operating nuclear power plants and nuclear fuel could lead to restrictions upon the operation and decommissioning of Entergy’s nuclear power plants.

New and existing concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel. These concerns have led to, and may continue to lead to, various proposals to Federal regulators and governing bodies in some localities where Entergy’s subsidiaries own nuclear generating units for legislative and regulatory changes that might lead to the shutdown of nuclear units, additional requirements or restrictions related to spent nuclear fuel on-site storage and eventual disposal, or other adverse effects on owning, operating and decommissioning nuclear generating units.  Entergy vigorously responds to these concerns and proposals.  If any of the existing proposals, or any proposals that may arise in the future with respect to legislative and regulatory changes, become effective, they could have a material effect on Entergy’s results of operations and financial condition.

(Entergy Corporation)

Entergy Wholesale Commodities nuclear power plants are exposed to price risk.

Entergy and its subsidiaries do not have a regulator-authorized rate of return on their capital investments in non-utility businesses.  As a result, the sale of capacity and energy from the Entergy Wholesale Commodities nuclear power plants, unless otherwise contracted, is subject to the fluctuation of market power prices. In order to reduce future price risk to desired levels, Entergy Wholesale Commodities utilizes contracts that are unit-contingent and Firm LD and various products such as forward sales, options, and collars.  As of December 31, 2019, Entergy Wholesale Commodities’ nuclear power generation plants had sold forward 97% in 2020, 92% in 2021, and 66% in 2022 of its generation portfolio’s planned energy output, reflecting the planned shutdown and sale of the remaining Entergy Wholesale Commodities nuclear power plants by mid-2022.

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

Entergy reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain.  Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from the operations of such assets.  Projected net cash flows depend on the expected operating life of the assets, the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy and capacity over the remaining life of the assets.  In particular, the remaining assets of the Entergy Wholesale Commodities business are subject to further impairment in connection with the closure and sale of its nuclear power plants. Moreover, prior to the closure and sale of these plants, the failure of the Entergy Wholesale Commodities business to achieve forecasted operating results and cash flows, an unfavorable change in forecasted operating results or cash flows, a reduction in the expected remaining useful life of a unit, or a decline in observable industry market multiples could all result in potential additional impairment charges for the affected assets.

If Entergy concludes that any of its nuclear power plants is unlikely to operate through its planned shutdown date, which conclusion would be based on a variety of factors, such a conclusion could result in a further impairment of part or all of the carrying value of the plant.  Any impairment charge taken by Entergy with respect to its long-lived assets, including the remaining power plants owned by the Entergy Wholesale Commodities business, would likely be material in the quarter that the charge is taken and could otherwise have a material effect on Entergy’s results of operations, financial condition, or liquidity. For further information regarding evaluating long-lived assets for impairment, see the “Critical Accounting Estimates - Impairment of Long-lived Assets and Trust Fund Investments” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries and for further discussion of the impairment charges, see Note 14 to the financial statements.

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

The inability to raise capital on favorable terms, particularly during times of high interest rates, and uncertainty or reduced liquidity in the capital markets, could negatively affect Entergy and its subsidiaries’ ability to maintain and to expand their businesses.  Access to capital markets could be restricted and/or borrowing costs could be increased due to certain sources of debt and equity capital being unwilling to invest in companies that experience extreme weather events, that rely on fossil fuels or offerings to fund fossil fuel projects, or due to risks related to climate change. Events beyond Entergy’s control may create uncertainty that could increase its cost of capital or impair its ability to access the capital markets, including the ability to draw on its bank credit facilities.  Entergy and its subsidiaries are unable to predict the degree of success they will have in renewing or replacing their credit facilities as they come up for renewal.  Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities.  If Entergy and its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities and/or bear an unfavorable cost of capital, which, in turn, could impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility and/or limit Entergy Corporation’s ability to sustain its current common stock dividend level.

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

Most of Entergy Corporation’s and its subsidiaries’ suppliers and counterparties require sufficient creditworthiness to enter into transactions.  If Entergy Corporation’s or its subsidiaries’ ratings decline, particularly below investment grade, or if certain counterparties believe Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas, and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy Corporation or its subsidiaries. At December 31, 2019, based on power prices at that time, Entergy had liquidity exposure of $78 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $19 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy of December 31, 2019, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements. As of December 31, 2019, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $90 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

Recent U.S. tax legislation may materially adversely affect Entergy’s financial condition, results of operations, and cash flows.

The Tax Cuts and Jobs Act of 2017 significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, and altering the expensing of capital expenditures. The legislation and interpretive guidance from the IRS are unclear in certain respects and will require further interpretations and implementing regulations by the IRS, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain impacts of the legislation.

As further described in Note 3 to the financial statements, as a result of amortization of accumulated deferred income taxes and payment of such amounts to customers in 2019, Entergy’s net regulatory liability for income taxes balance is $1.7 billion as of December 31, 2019. Depending on the outcome of IRS examinations or tax positions and elections that Entergy may make, Entergy and the Registrant Subsidiaries may be required to record additional charges or credits to income tax expense. Further, there may be other material effects resulting from the legislation that have not been identified.

For further information regarding the effects of the Act, see the “Income Tax Legislation” section of Management’s Financial Discussion and Analysis for Entergy. Also, Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017, 2018 and 2019 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

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

Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to complete strategic transactions, is subject to significant risks, and, as a result, they may be unable to achieve some or all of the anticipated results of such strategies, which could materially affect their future prospects, results of operations and benefits that they anticipate from such transactions.

Entergy and its subsidiaries’ future prospects and results of operations significantly depend on their ability to successfully implement their business strategies, which are subject to business, regulatory, economic and other risks and uncertainties, many of which are beyond their control. As a result, Entergy and its subsidiaries may be unable to fully achieve the anticipated results of such strategies.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Additionally, Entergy and its subsidiaries have pursued and may continue to pursue strategic transactions including merger, acquisition, divestiture, joint venture, restructuring or other strategic transactions. For example, Entergy has entered into an agreement to sell its equity interests in the subsidiary that owns the Palisades Nuclear Plant and the decommissioned Big Rock Point Nuclear Power Plant and an agreement to sell the equity interests of Indian Point 1, Indian Point 2, and Indian Point 3, in each case after each of the plants has been shut down and defueled. Also, a significant portion of Entergy’s utility business over the next several years includes the construction and /or purchase of a variety of generating units. These transactions and plans are or may become subject to regulatory approval and other material conditions or contingencies. The failure to complete these transactions or plans or any future strategic transaction successfully or on a timely basis could have an adverse effect on Entergy’s or its subsidiaries’ financial condition or results of operations and the market’s perception of Entergy’s ability to execute its strategy. Further, these transactions, and any completed or future strategic transactions, involve substantial risks, including the following:

•	acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels;

•	acquired businesses or assets could have environmental, permitting or other problems for which contractual protections prove inadequate;

•	Entergy and/or its subsidiaries may assume liabilities that were not disclosed to them, that exceed their estimates, or for which their rights to indemnification from the seller are limited;

•	Entergy may experience issues integrating businesses into its internal controls over financial reporting;

•	the disposition of a business, including Entergy’s planned exit from the merchant power business, could divert management’s attention from other business concerns;

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

Entergy and its subsidiaries may not be successful in managing these or any other significant risks that they may encounter in acquiring or divesting a business, or engaging in other strategic transactions, which could have a material effect on their business, financial condition or results of operations.

The completion of capital projects, including the construction of power generation facilities, and other capital improvements involve substantial risks.  Should such efforts be unsuccessful, the financial condition, results of operations, or liquidity of Entergy and the Utility operating companies could be materially affected.

Entergy’s and the Utility operating companies’ ability to complete capital projects, including the construction of power generation facilities, or make other capital improvements, in a timely manner and within budget is contingent upon many variables and subject to substantial risks.  These variables include, but are not limited to, project management expertise, escalating costs for materials, labor, and environmental compliance, and reliance on suppliers for timely and satisfactory performance.  Delays in obtaining permits, shortages in materials and qualified labor, levels of public support or opposition, suppliers and contractors not performing as expected or required under their contracts and/or experiencing financial problems that inhibit their ability to fulfill their obligations under contracts, changes in the scope and timing of projects, poor quality initial cost estimates from contractors, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel costs, or materials costs,  downward changes in the economy, changes in law or regulation, including environmental compliance requirements, and other events beyond the control of the Utility operating companies or the Entergy Wholesale Commodities business may occur that may materially affect the schedule, cost, and performance of these projects.  If these projects or other capital improvements are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments, or face increased risk of potential write-off of the investment in the project.  In addition, the Utility operating companies could be exposed to higher costs and market volatility, which could affect cash flow and cost recovery, should their respective regulators decline to approve the construction of the project or new generation needed to meet the reliability needs of customers at the lowest reasonable cost.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

For further information regarding capital expenditure plans and other uses of capital in connection with capital projects, including the potential construction and/or purchase of additional generation supply sources within the Utility operating companies’ service territory, and as to the Entergy Wholesale Commodities business, see the “Capital Expenditure Plans and Other Uses of Capital” section of Management’s Financial Discussion and Analysis for Entergy and each of the Registrant Subsidiaries.

Failure to attract, retain and manage an appropriately qualified workforce could negatively affect Entergy or its subsidiaries’ results of operations.

We rely on a large and changing workforce of team members, including employees, contractors and temporary staffing. Certain events, such as an aging workforce, mismatching of skill sets, failing to appropriately anticipate future workforce needs, or the unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may increase. Failure to hire and adequately train replacement employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate the business, especially considering the workforce needs associated with nuclear generation facilities and new skills required to operate a modernized, technology-enabled power grid. If Entergy and its subsidiaries are unable to successfully attract, retain and manage an appropriately qualified workforce, their results of operations, financial position and cash flows could be negatively affected.

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

Entergy’s business is subject to extensive and mandatory reliability standards.  Such standards, which are established by the NERC, the SERC, and other regional enforcement entities, are approved by the FERC and frequently are reviewed, amended, and supplemented.  Failure to comply with such standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of such standards.  The standards, as well as the laws and regulations that govern them, are subject to judicial interpretation and to the enforcement discretion vested in the implementing agencies.  In addition to exposure to civil penalties and fines, the Utility operating companies have incurred and expect to incur significant costs related to compliance with new and existing reliability standards, including costs associated with the Utility operating companies’ transmission system and generation assets.  In addition, the retail regulators of the Utility operating companies possess the jurisdiction, and in some cases have exercised such jurisdiction, to impose standards governing the reliable operation of the Utility operating companies’ distribution systems, including penalties if these standards are not met. The changes to the reliability standards applicable to the electric power industry are ongoing, and Entergy cannot predict the ultimate effect that the reliability standards will have on its Utility and Entergy Wholesale Commodities businesses.

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Weather, economic conditions, technological developments, and other factors may have a material impact on electricity and gas usage and otherwise materially affect the Utility operating companies’ results of operations.

Temperatures above normal levels in the summer tend to increase electric cooling demand and revenues, and temperatures below normal levels in the winter tend to increase electric and gas heating demand and revenues.  As a corollary, mild temperatures in either season tend to decrease energy usage and resulting revenues.  Higher consumption levels coupled with seasonal pricing differentials typically cause the Utility operating companies to report higher revenues in the third quarter of the fiscal year than in the other quarters.  Extreme weather conditions including hurricanes or tropical storms, flooding events, or ice storms may stress the Utility operating companies’ generation facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on their ability to meet peak customer demand, increased regulatory oversight, and reduced customer satisfaction.  These extreme conditions could have a material effect on the Utility operating companies’ financial condition, results of operations, and liquidity.

Entergy’s electricity sales volumes are affected by a number of factors including weather and economic conditions, trends in energy efficiency, new technologies and self-generation alternatives, including the willingness and ability of large industrial customers to develop co-generation facilities that greatly reduce their grid demand. Some of these factors are inherently cyclical or temporary in nature, such as the weather or economic conditions, and rarely have a long-lasting effect on Entergy’s operating results.  Others, such as the organic turnover of appliances and their replacement with more efficient ones, adoption of newer technologies including smart thermostats, new building codes, distributed energy resources, energy storage, demand side management, and rooftop solar are having a more permanent effect by reducing sales growth rates from historical norms. As a result of these emerging efficiencies and technologies, the Utility operating companies may lose customers or experience lower average use per customer in the residential and commercial classes, and continuing advances have the potential to further limit sales growth in the future. The

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Utility operating companies also may face competition from other companies offering products and services to Entergy’s customers. Electricity sales to industrial customers, in particular, benefit from steady economic growth and favorable commodity markets; however, industrial sales are sensitive to changes in conditions in the markets in which its customers operate.  Negative changes in any of these or other factors, particularly sustained economic downturns or sluggishness, have the potential to result in slower sales growth or sales declines and increased bad debt expense, which could materially affect Entergy’s and the Utility operating companies’ results of operations, financial condition, and liquidity.

The effects of climate change and environmental and regulatory obligations intended to compel greenhouse gas emission reductions or increase clean or renewable energy requirements or to place a price on greenhouse gas emissions could materially affect the financial condition, results of operations, and liquidity of Entergy, the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business.

In an effort to address climate change concerns, some federal, state, and local authorities are calling for additional laws and regulations aimed at known or suspected causes of climate change.  For example, in response to the United States Supreme Court’s 2007 decision holding that the EPA has authority to regulate emissions of CO2 and other “greenhouse gases” under the Clean Air Act, the EPA, various environmental interest groups, and other organizations focused considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  In 2010, the EPA promulgated its first regulations controlling greenhouse gas emissions from certain vehicles and from new and significantly modified stationary sources of emissions, including electric generating units.  During 2012 and 2014, the EPA proposed CO2 emission standards for new and existing sources. The EPA finalized these standards in 2015; however, in June 2019, the EPA repealed and replaced certain aspects of those regulations. As examples of state action, in the Northeast, the Regional Greenhouse Gas Initiative establishes a cap on CO2 emissions from electric power plants and requires generators to purchase emission permits to cover their CO2 emissions, and a similar program has been developed in California. The impact that continued changes in the governmental response to climate change risk will have on existing and pending environmental laws and regulations related to greenhouse gas emissions is currently unclear.
Developing and implementing plans for compliance with greenhouse gas emissions reduction or clean/renewable energy requirements can lead to additional capital, personnel, and operation and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. The operations of low or non-emitting generating units (such as nuclear units) at lower than expected capacity factors could require increased generation from higher emitting units, thus increasing the company’s greenhouse gas emission rate. Moreover, long-term planning to meet environmental requirements can be negatively impacted and costs may increase to the extent laws and regulations change prior to full implementation.  These requirements could, in turn, lead to changes in the planning or operations of balancing authorities or organized markets in areas where the Utility operating companies, System Energy, or Entergy Wholesale Commodities do business. Violations of such requirements may subject Entergy Wholesale Commodities and the Utility operating companies to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  To the extent Entergy believes any of these costs are recoverable in rates, however, additional material rate increases for customers could be resisted by Entergy’s regulators and, in extreme cases, Entergy’s regulators might deny or defer timely recovery of these costs.  Future changes in environmental regulation governing the emission of CO2 and other greenhouse gases or mix of generation sources could (i) result in significant additional costs to Entergy’s utility operating companies, their suppliers or customers, (ii) make some of Entergy’s electric generating units uneconomical to maintain or operate, (iii) result in the early retirement of generation facilities and stranded costs if Entergy’s utility operating companies are unable to fully recover the costs and investment in generation and (iv) could increase the difficulty that Entergy and its utility operating companies have with obtaining or maintaining required environmental regulatory approvals, each of which could materially affect the financial condition, results of operations and liquidity of Entergy and its subsidiaries.  In addition, lawsuits have occurred or are reasonably expected against emitters of greenhouse gases alleging that these companies are liable for personal injuries and property damage caused by climate change.  These lawsuits may seek injunctive relief, monetary compensation, and punitive damages.

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

Terrorist attacks, cyber attacks, system failures or data breaches of Entergy’s and its subsidiaries’ or our suppliers’ technology systems may adversely affect Entergy’s results of operations.

Entergy and its subsidiaries operate in a business that requires evolving information technology systems that include sophisticated data collection, processing systems, software, network infrastructure and other technologies that are becoming more complex and may be subject to mandatory and prescriptive reliability and security standards. The functionality of Entergy’s technology systems depends on its own and its suppliers’ and their contractors’ technology. Suppliers’ and their contractors’ technology systems to which Entergy is connected directly or indirectly support a variety of business processes and activities to store sensitive data, including (i) intellectual property, (ii) proprietary business information, (iii) personally identifiable information of customers and employees, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities. Any significant failure or malfunction of such information technology systems could result in loss of data or disruptions of operations.

There have been attacks and threats of attacks on energy infrastructure by cyber actors, including those associated with foreign governments. As an operator of critical infrastructure, Entergy and its subsidiaries face heightened risk of an act or threat of terrorism, cyber attacks, and data breaches, whether as a direct or indirect act against one of Entergy’s generation, transmission or distribution facilities, operations centers, infrastructure, or information technology systems used to manage, monitor, and transport power to customers and perform day-to-day business functions. An actual act could affect Entergy’s ability to operate, including its ability to operate the information technology systems and network infrastructure on which it relies to conduct business.

Given the rapid technological advancements of existing and emerging threats, Entergy’s technology systems remain inherently vulnerable despite implementations and enhancements of the multiple layers of security and controls. If Entergy’s or its subsidiaries’ technology systems were compromised and unable to detect or recover in a timely fashion to a normal state of operations, Entergy or its subsidiaries could be unable to perform critical business functions that are essential to the company’s well-being and could result in a loss of its confidential, sensitive, and proprietary information, including personal information of its customers, employees, suppliers, and others in Entergy’s care. Although malware was discovered on Entergy’s business network in 2018, it was remediated on a timely basis and did not affect Entergy’s operational systems, generation plants (including nuclear), or transmission and distribution networks, nor did it have a material effect on Entergy’s business operations.

Any such attacks, failures or data breaches could have a material effect on Entergy’s and the Utility operating companies’ business, financial condition, results of operations or reputation. Insurance may not be adequate to cover losses that might arise in connection with these events. Such events may also expose Entergy to an increased risk of litigation (and associated damages and fines).

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

(Entergy New Orleans)

The effect of higher purchased gas cost charges to customers taking gas service may adversely affect Entergy New Orleans’s results of operations and liquidity.

Gas rates charged to retail gas customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy New Orleans, and distribution charges, which provide a return or profit to the utility.  Distribution charges recover fixed costs on a volumetric basis and, thus, are affected by the amount of gas sold to customers.  When purchased gas cost charges increase due to higher gas procurement costs, customer usage may decrease, especially in weaker economic times, resulting in lower distribution charges for Entergy New Orleans, which could adversely affect results of operations. Purchased gas cost charges, which comprise most of a customer’s bill and may be adjusted monthly, represent gas commodity costs that Entergy New Orleans recovers from its customers.  Entergy New Orleans’s cash flows can be affected by differences between the time period when gas is purchased and the time when ultimate recovery from customers occurs.

(System Energy)

System Energy owns and, through an affiliate, operates a single nuclear generating facility, and it is dependent on affiliated companies for all of its revenues.

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  Charges under the Unit Power Sales Agreement are paid by the Utility operating companies as consideration for their respective entitlements to receive capacity and energy.  The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which expires in November 2044. System Energy’s financial condition depends both on the receipt of payments from the Utility operating companies under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf. The Unit Power Sales Agreement is currently the subject of several litigation proceedings at the FERC, including a challenge with respect to System Energy’s authorized return on equity and capital structure and a request in separate proceeding for FERC to initiate a broader investigation of rates under the Unit Power Sales Agreement. See Note 2 to the financial statements for further discussion of the proceedings. The Utility operating companies have agreed to implement certain protocols for providing retail regulators with information regarding rates billed under the Unit Power Sales Agreement.

For information regarding the Unit Power Sales Agreement, the sale and leaseback transactions and certain other agreements relating to the Entergy System companies’ support of System Energy, see Notes 8 and 10 to the financial statements and the “Utility - System Energy and Related Agreements” section of Part I, Item 1.

(Entergy Corporation)

As a holding company, Entergy Corporation depends on cash distributions from its subsidiaries to meet its debt service and other financial obligations and to pay dividends on its common stock.

Entergy Corporation is a holding company with no material revenue generating operations of its own or material assets other than the stock of its subsidiaries. Accordingly, all of its operations are conducted by its subsidiaries. Entergy Corporation’s ability to satisfy its financial obligations, including the payment of interest and principal on its outstanding debt, and to pay dividends on its common stock depends on the payment to it of dividends or distributions by its subsidiaries. The subsidiaries of Entergy Corporation are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any dividends or make distributions to Entergy Corporation. The ability of such subsidiaries to make payments of dividends or distributions to Entergy Corporation depends on their results of operations and cash flows and other items affecting retained earnings, and on any applicable legal, regulatory, or contractual limitations on subsidiaries’ ability to pay such dividends or distributions. Prior to providing funds to Entergy Corporation, such subsidiaries have financial and regulatory obligations that must be satisfied, including among others, debt service and, in the case of Entergy Utility Holding Company and Entergy Texas, dividends and distributions on preferred securities. Any distributions from the Registrant Subsidiaries other than Entergy Texas and System Energy

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy are paid directly to Entergy Utility Holding Company and are therefore subject to prior payment of distributions on its preferred securities.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2019 Compared to 2018

Net Income

Net income increased $10.3 million primarily due to higher retail electric price and lower nuclear refueling outage expenses, partially offset by lower volume/weather, higher interest expense, and higher depreciation and amortization expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2019 to 2018:

Amount
(In Millions)
2018 operating revenues	$2,060.6
Fuel, rider, and other revenues that do not significantly affect net income	(74.9)
Return of unprotected excess accumulated deferred income taxes to customers	241.4
Retail electric price	66.7
Volume/weather	(34.2)
2019 operating revenues	$2,259.6

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In 2019, $126.3 million was returned to customers as compared to $367.7 million in 2018. There was no effect on net income as the reduction in operating revenues in each period was offset by a reduction in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2019, as approved by the APSC. See Note 2 to the financial statements for further discussion of the formula rate plan filing.

The volume/weather variance is primarily due to a decrease of 707 GWh, or 3%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales and a decrease in industrial usage. The decrease in industrial usage is primarily due to a decrease in small industrial sales.

Other Income Statement Variances

Nuclear refueling outage expenses decreased primarily due to the amortization of lower costs associated with the most recent outages as compared to previous outages.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $20.2 million in nuclear generation expenses primarily due to a lower scope of work performed in 2019 as compared to 2018;

•
the effects of recording in 2019 a final judgment to resolve claims in the ANO damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $11.9 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation; and

•	a decrease of $5.5 million in vegetation maintenance costs.

The decrease was partially offset by:

•	an $11.2 million write-off in 2019 of specific costs related to the potential construction of scrubbers at the White Bluff plant;

•	an increase of $8.5 million in information technology expenses primarily due to higher costs related to applications and infrastructure support, enhanced cyber security, and upgrades and maintenance;

•	an increase of $7.4 million due to spending on initiatives to explore new customer products and services; and

•	an increase of $5.5 million in compensation and benefits costs primarily due to higher incentive-based compensation accruals in 2019 as compared to prior year.

Taxes other than income taxes increased primarily due to increases in local franchise taxes and ad valorem taxes. The increase in local franchise taxes is primarily due to higher electric retail revenues. The increase in ad valorem taxes is primarily due to higher assessments and millage rates.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in the ANO 1 and ANO 2 asset retirement cost assets.  See Note 9 to the financial statements for discussion of the increase in the asset retirement cost assets.

Interest expense increased primarily due to the issuance of $350 million of 4.20% Series mortgage bonds in March 2019 and the issuance of $250 million of 4.00% Series mortgage bonds in May 2018.

The effective income tax rates were (21.6%) for 2019 and 669.7% for 2018. The differences in the effective income tax rates versus the federal statutory rate of 21% for 2019 and 2018 were primarily due to the amortization of excess accumulated deferred income taxes. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Entergy Arkansas’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of results of operations for 2018 compared to 2017.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017, 2018, and 2019 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$119	$6,216	$20,509

Net cash provided by (used in):
Operating activities	677,766	211,825	555,556
Investing activities	(676,293)	(688,727)	(829,312)
Financing activities	1,927	470,805	259,463
Net increase (decrease) in cash and cash equivalents	3,400	(6,097)	(14,293)

Cash and cash equivalents at end of period	$3,519	$119	$6,216

2019 Compared to 2018

Operating Activities

Net cash flow provided by operating activities increased $465.9 million in 2019 primarily due to:

•
a decrease in the return of unprotected excess accumulated deferred income taxes to customers in 2019 as compared to 2018. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act;

•
payments in 2018 of $135 million to the other Utility operating companies as a result of a compliance filing made in response to the FERC’s October 2018 order in the opportunity sales proceeding. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding;

•
income tax refunds of $34 million in 2019 compared to income tax payments of $44.4 million in 2018. Entergy Arkansas had income tax refunds in 2019 and income tax payments in 2018 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2019 resulted from the utilization of Entergy Arkansas’s net operating losses. The income tax payments in 2018 primarily resulted from the settlement of the 2012-2013 audit;

•	a decrease of $44.1 million in spending on nuclear refueling outages in 2019; and

•	the timing of recovery of fuel and purchased power costs.

The increase was partially offset by the timing of collection of receivables from customers and an increase of $11.8 million in pension contributions in 2019. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $12.4 million in 2019 primarily due to:

•	a decrease of $32.1 million in nuclear construction expenditures primarily due to a lower scope of work performed on various nuclear projects in 2019 as compared to 2018;

•	a decrease of $25.8 million in transmission construction expenditures primarily due to a lower scope of work performed on various projects in 2019 as compared to 2018; and

•
a decrease of $13 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle.

The decrease was partially offset by an increase of $35.6 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Arkansas’s distribution system, including increased spending on advanced metering infrastructure, and an increase of $15.6 million in storm spending.

Financing Activities

Entergy Arkansas’s cash provided by financing activities decreased $468.9 million in 2019 primarily due to:

•
a $350 million capital contribution from Entergy Corporation in May 2018 in anticipation of the return of unprotected excess accumulated deferred income taxes to customers and upcoming planned capital investments;

•	the issuance of $250 million of 4.0% Series first mortgage bonds in May 2018;

•	money pool activity;

•
net repayments of long-term borrowings of $44.5 million in 2019 compared to net long-term borrowings of $34.7 million in 2018 on the Entergy Arkansas nuclear fuel company variable interest entity credit facility; and

•	an increase of $23.2 million in common equity distributions paid in 2019 primarily to maintain Entergy Arkansas’s capital structure.

The decrease was partially offset by:

•	the issuance of $350 million of 4.20% Series mortgage bonds in March 2019;

•	net repayments of short-term borrowings of $50 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2018; and

•
the redemption of $31.4 million of preferred stock in 2018 in connection with the internal restructuring. See Note 2 to the financial statements for further discussion of the internal restructuring and Note 6 to the financial statements for details of preferred stock activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $161.1 million in 2019 compared to increasing by $16.6 million in 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 5 to the financial statements for further details of long-term debt.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Entergy Arkansas’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of operating, investing, and financing cash flow activities for 2018 compared to 2017.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long-term debt in 2019.

	December 31, 2019	December 31, 2018
Debt to capital	53.0%	52.0%
Effect of excluding the securitization bonds	—%	(0.2%)
Debt to capital, excluding securitization bonds (a)	53.0%	51.8%
Effect of subtracting cash	—%	—%
Net debt to net capital, excluding securitization bonds (a)	53.0%	51.8%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and equity. Net capital consists of capital less cash and cash equivalents. Entergy Arkansas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because the securitization bonds are non-recourse to Entergy Arkansas, as more fully described in Note 5 to the financial statements. Entergy Arkansas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because net debt indicates Entergy Arkansas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Arkansas seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a distribution, or both, in appropriate amounts to maintain the capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Arkansas may issue incremental debt or reduce distributions, or both, to maintain its capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing distributions, Entergy Arkansas may receive equity contributions to maintain its capital structure.

Uses of Capital

Entergy Arkansas requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	distribution and interest payments.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Arkansas’s planned construction and other capital investments.

	2020	2021	2022
	(In Millions)
Planned construction and capital investment:
Generation	$250	$445	$595
Transmission	110	50	65
Distribution	190	125	125
Utility Support	185	165	240
Total	$735	$785	$1,025

Following are the amounts of Entergy Arkansas’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2020	2021-2022	2023-2024	After 2024	Total
	(In Millions)
Long-term debt (a)	$142	$737	$877	$4,377	$6,133
Operating leases (b)	$13	$20	$13	$12	$58
Finance leases (b)	$3	$4	$3	$2	$12
Purchase obligations (c)	$553	$939	$561	$4,485	$6,538

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Lease obligations are discussed in Note 10 to the financial statements.

(c)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Arkansas, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which are discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Arkansas currently expects to contribute approximately $32.5 million to its qualified pension plans and approximately $509 thousand to its other postretirement health care and life insurance plans in 2020, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Arkansas has $207.1 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy Arkansas pays distributions from its earnings at a percentage determined monthly.

Searcy Solar Facility

    In March 2019, Entergy Arkansas announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar energy facility that will be sited on approximately 800 acres in White County near Searcy, Arkansas.  The purchase is contingent upon, among other things, obtaining necessary approvals from applicable federal and state regulatory and permitting agencies.  The project will be constructed by a subsidiary of NextEra Energy Resources.  Entergy Arkansas will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  Closing is expected to occur by the end of 2021. In May 2019, Entergy Arkansas filed a petition with the APSC seeking a finding that the transaction is in the public interest and requesting all necessary approvals. In September 2019 other parties filed testimony largely supporting the resource acquisition but disputing Entergy Arkansas’s proposed method of cost recovery. Entergy Arkansas filed its rebuttal testimony in October 2019. In February 2020, Entergy Arkansas, the Attorney General, and the APSC general staff filed a partial settlement agreement asking the APSC to approve, based on the record in the proceeding, all issues except certain issues that are submitted to the APSC for determination.

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

Entergy Arkansas’s payables to the money pool were as follows as of December 31 for each of the following years.

2019	2018	2017	2016
(In Thousands)
$21,634	$182,738	$166,137	$51,232

See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in September 2024. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2020.  The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of December 31, 2019, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2019, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements for further discussion of the credit facilities.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in September 2021.  As of December 31, 2019, $15.1 million in loans were outstanding under the Entergy Arkansas nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for further discussion of the nuclear fuel company variable interest entity credit facility.

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

State and Local Rate Regulation and Fuel-Cost Recovery

Retail Rates

2017 Formula Rate Plan Filing

In July 2017, Entergy Arkansas filed with the APSC its 2017 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2018 test period to be below the formula rate plan bandwidth.  The filing projected a $129.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%.  Entergy Arkansas’s formula rate plan is subject to a four percent annual revenue constraint and the projected annual revenue requirement increase exceeded the four percent, resulting in a proposed increase for the 2017 formula rate plan of $70.9 million. In October 2017, Entergy Arkansas filed with the APSC revised formula rate plan attachments that projected a $126.2 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors. The revised formula rate plan filing included a proposed $71.1 million revenue requirement increase based on a revision to the four percent constraint calculation. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement resolving all issues in the proceeding and providing for recovery of certain 2017 and 2018 nuclear costs. In December 2017 the APSC approved the settlement agreement and the $71.1 million revenue requirement increase, as well as Entergy Arkansas’s formula rate plan compliance tariff, and the rates became effective with the first billing cycle of January 2018.

2018 Formula Rate Plan Filing

In July 2018, Entergy Arkansas filed with the APSC its 2018 formula rate plan filing to set its formula rate for the 2019 calendar year. The filing showed Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2019 test period to be below the formula rate plan bandwidth. Additionally, the filing includes the first netting adjustment under the current formula rate plan for the historical test year 2017, reflecting the change in formula rate plan revenues associated with actual 2017 results when compared to the allowed rate of return on equity. The filing includes a projected $73.4 million revenue deficiency for 2019 and a $95.6 million revenue deficiency for the 2017 historical test year, for a total revenue requirement of $169 million for this filing. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeds the constraint, the resulting increase is limited to four percent of total revenue, which originally was $65.4 million but was increased to $66.7 million based upon the APSC staff’s updated calculation of 2018 revenue. In October 2018, Entergy Arkansas and the parties to the proceeding filed joint motions to approve a partial settlement agreement as to certain factual issues and agreed to brief contested legal issues. In November 2018 the APSC held a hearing and was briefed on a certain contested legal issue. In December 2018 the APSC issued a decision related to the initial legal brief, approved the

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

partial settlement agreement and $66.7 million revenue requirement increase, as well as Entergy Arkansas’s formula rate plan, with updated rates going into effect for the first billing cycle of January 2019.

2019 Formula Rate Plan Filing

In July 2019, Entergy Arkansas filed with the APSC its 2019 formula rate plan filing to set its formula rate for the 2020 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2020 and a netting adjustment for the historical year 2018.  The total proposed formula rate plan rider revenue change designed to produce a target rate of return on common equity of 9.75% is $15.3 million, which is based upon a deficiency of approximately $61.9 million for the 2020 projected year, netted with a credit of approximately $46.6 million in the 2018 historical year netting adjustment. During 2018 Entergy Arkansas experienced higher-than expected sales volume, and actual costs were lower than forecasted.  These changes, coupled with a reduced income tax rate resulting from the Tax Cuts and Jobs Act, resulted in the credit for the historical year netting adjustment. In the fourth quarter 2018 Entergy Arkansas recorded a provision of $35.1 million that reflected the estimate of the historical year netting adjustment that was expected to be included in the 2019 filing. In 2019, Entergy Arkansas recorded additional provisions totaling $11.5 million to reflect the updated estimate of the historical year netting adjustment included in the 2019 filing.  In October 2019 other parties in the proceeding filed their errors and objections requesting certain adjustments to Entergy Arkansas’s filing that would reduce or eliminate Entergy Arkansas’s proposed revenue change. Entergy Arkansas filed its response addressing the requested adjustments in October 2019. In its response, Entergy Arkansas accepted certain of the adjustments recommended by the General Staff of the APSC that would reduce the proposed formula rate plan rider revenue change to $14 million. Entergy Arkansas disputed the remaining adjustments proposed by the parties. In October 2019, Entergy Arkansas filed a unanimous settlement agreement with the other parties in the proceeding seeking APSC approval of a revised total formula rate plan rider revenue change of $10.1 million. In its July 2019 formula rate plan filing, Entergy Arkansas proposed to recover an $11.2 million regulatory asset, amortized over five years, associated with specific costs related to the potential construction of scrubbers at the White Bluff plant. Although Entergy Arkansas does not concede that the regulatory asset lacks merit, for purposes of reaching a settlement on the total formula rate plan rider amount, Entergy Arkansas agreed not to include the White Bluff scrubber regulatory asset cost in the 2019 formula rate plan filing or future filings. Entergy Arkansas recorded a write-off in 2019 of the $11.2 million White Bluff scrubber regulatory asset. In December 2019, the APSC approved the settlement as being in the public interest and approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2020.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Advanced Metering Infrastructure (AMI)

In September 2016, Entergy Arkansas filed an application seeking a finding from the APSC that Entergy Arkansas’s deployment of AMI is in the public interest. Entergy Arkansas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Arkansas’s modernized power grid. The filing included an estimate of implementation costs for AMI of $208 million and identified a number of quantified and unquantified benefits. Entergy Arkansas proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which began in January 2019. Deployment of the communications network began in 2018. In October 2017 the APSC issued an order finding that Entergy Arkansas’s AMI deployment is in the public interest and approving the settlement agreement subject to a minor modification. Entergy Arkansas is recovering the AMI deployment costs and the quantified benefits through its formula rate plan. Entergy Arkansas will recover the undepreciated balance of its existing meters through a regulatory asset to be amortized over 15 years, as approved by the APSC.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Arkansas, LLC and Subsidiaries
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

In May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order arguing that payments made by Entergy Arkansas should be reduced as a result of the timing of the LPSC’s approval of certain contracts. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order. In September 2017 the FERC issued an order denying the request for rehearing on the issue

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

of whether any payments by Entergy Arkansas to the other Utility operating companies should be reduced due to the timing of the LPSC’s approval of Entergy Arkansas’s wholesale baseload contract with Entergy Louisiana. In November 2017 the FERC issued an order denying all of the remaining requests for rehearing of the April 2016 order. In November 2017, Entergy Services filed a petition for review in the D.C. Circuit of the FERC’s orders in the first two phases of the opportunity sales case. In December 2017 the D.C. Circuit granted Entergy Services’ request to hold the appeal in abeyance pending final resolution of the related proceeding before the FERC. In January 2018 the APSC and the LPSC filed separate petitions for review in the D.C. Circuit, and the D.C. Circuit consolidated the appeals with Entergy Services’ appeal and held all of the appeals in abeyance pending final resolution of the related proceeding before the FERC.

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

In October 2018 the FERC issued an order addressing the ALJ’s July 2017 initial decision. The FERC reversed the ALJ’s decision to cap the reduction in Entergy Arkansas’s payment to account for the increased bandwidth payments that Entergy Arkansas made to the other operating companies. The FERC also reversed the ALJ’s decision that Grand Gulf sales from January through September 2000 should be included in the calculation of Entergy Arkansas’s payment. The FERC affirmed on other grounds the ALJ’s rejection of the LPSC’s claim that certain joint account sales should be accounted for as part of the calculation of Entergy Arkansas’s payment. In November 2018 the LPSC requested rehearing of the FERC’s October 2018 decision. In December 2019 the FERC denied the LPSC’s request for rehearing.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In February 2019 the LPSC filed a new complaint relating to two issues that were raised in the opportunity sales proceeding, but that, in its October 2018 order, the FERC held were outside the scope of the proceeding. In March 2019, Entergy Services filed an answer and motion to dismiss the new complaint. In November 2019 the FERC issued an order denying the LPSC’s complaint. The order concluded that the settlement agreement approved by FERC in December 2015 terminating the System Agreement barred the LPSC’s new complaint.

In May 2019, Entergy Arkansas filed an application and supporting testimony with the APSC requesting approval of a special rider tariff to recover the costs of these payments from its retail customers over a 24-month period.  The application requested that the APSC approve the rider to take effect within 30 days or, if suspended by the APSC as allowed by commission rule, approve the rider to take effect in the first billing cycle of the first month occurring 30 days after issuance of the APSC’s order approving the rider. In June 2019 the APSC suspended Entergy Arkansas’s tariff and granted Entergy Arkansas’s motion asking the APSC to establish the proceeding as the single designated proceeding in which interested parties may assert claims related to the appropriate retail rate treatment of the FERC’s October 2018 order and related FERC orders in the opportunity sales proceeding. In January 2020 the APSC adopted a procedural schedule with a hearing in April 2020. In January 2020 the Attorney General and Arkansas Electric Energy Consumers, Inc. filed a joint motion seeking to dismiss Entergy Arkansas’s application alleging that the APSC, in a prior proceeding, ruled on the issues addressed in the application and determined that Entergy Arkansas’s requested relief violates the filed rate doctrine and the prohibition against retroactive ratemaking. Entergy Arkansas responded to the joint motion in February 2020 rebutting these arguments, including demonstrating that the claims in this proceeding differ substantially from those the APSC addressed previously and that the payment resulting from a FERC tariff violation for which Entergy Arkansas seeks retail cost recovery in this proceeding differs materially from the refunds resulting from a FERC tariff amendment that the APSC previously rejected on filed rate doctrine and the retroactive ratemaking grounds. In addition, in January 2020 the Attorney General and Arkansas Electric Energy Consumers, Inc. filed testimony opposing the recovery by Entergy Arkansas of the opportunity sales payment but also claiming that certain components of the payment should be segregated and refunded to customers.

Net Metering Legislation

An Arkansas law was enacted effective July 2019 that, among other things, expands the definition of a “net metering customer” to include two additional types of customers: (1) customers that lease net metering facilities, subject to certain leasing arrangements, and (2) government entities or other entities exempt from state and federal income taxes that enter into a service contract for a net metering facility. The latter provision would allow eligible entities, many of whom are small and large general service customers, to purchase renewable energy directly from third party providers and receive bill credits for these purchases. The APSC was given authority under this law to address certain matters, such as cost shifting and the appropriate compensation for net metered energy, and has initiated proceedings for this purpose. Because of the size and number of customers eligible under this new law, there is a risk of loss of load and the shifting of costs to customers. A hearing was held in December 2019, with utilities, cooperatives, the Arkansas Attorney General, industrial customers, and Entergy Arkansas advocating the need for establishment of a reasonable rate structure that takes into account impacts to non-net metering customers. Separately, as directed by the APSC general staff, the APSC opened a proceeding to compel utilities to amend their net metering tariffs to incorporate the provisions of the legislation that the APSC general staff considered “black letter law.” Entergy Arkansas, the Arkansas Attorney General, and other intervenors opposed this directive pending the development of the rules for implementation that are being considered in the separate net metering rulemaking docket. Nevertheless, reserving its rights, Entergy Arkansas has complied with the directive to amend its tariffs. Asserting procedural and due process violations, in January 2020, Entergy Arkansas and the Arkansas Attorney General separately appealed certain APSC orders in this proceeding.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 2 to the financial statements for a discussion of federal regulation.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2020 Qualified Pension Cost	Impact on 2019 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$2,633	$43,030
Rate of return on plan assets	(0.25%)	$2,803	$—
Rate of increase in compensation	0.25%	$1,650	$7,967

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2020 Postretirement Benefit Cost	Impact on 2019 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$343	$5,316
Health care cost trend	0.25%	$430	$3,474

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Employer Contributions

Total qualified pension cost for Entergy Arkansas in 2019 was $44.4 million.  Entergy Arkansas anticipates 2020 qualified pension cost to be $61.1 million. Entergy Arkansas contributed $75.9 million to its qualified pension plans in 2019 and estimates pension contributions will be approximately $32.5 million in 2020, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020.

Total other postretirement health care and life insurance benefit income for Entergy Arkansas in 2019 was $10.7 million.  Entergy Arkansas expects 2020 postretirement health care and life insurance benefit income of approximately $12.5 million.  Entergy Arkansas contributed $1.3 million to its other postretirement plans in 2019 and estimates 2020 contributions will be approximately $509 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Arkansas, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Arkansas, LLC and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, cash flows and changes in member’s equity (pages 317 through 322 and applicable items in pages 49 through 236), for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 21, 2020

We have served as the Company’s auditor since 2001.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)

OPERATING REVENUES
Electric	$2,259,594	$2,060,643	$2,139,919

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	458,907	517,245	402,777
Purchased power	204,640	252,390	230,652
Nuclear refueling outage expenses	68,769	77,915	83,968
Other operation and maintenance	720,217	724,831	694,157
Decommissioning	68,030	60,420	56,860
Taxes other than income taxes	115,869	104,771	103,662
Depreciation and amortization	307,351	292,649	277,146
Other regulatory credits - net	(11,186)	(14,807)	(16,074)
TOTAL	1,932,597	2,015,414	1,833,148

OPERATING INCOME	326,997	45,229	306,771

OTHER INCOME
Allowance for equity funds used during construction	15,499	16,557	18,452
Interest and investment income	26,020	25,406	35,882
Miscellaneous - net	(18,566)	(14,874)	(13,967)
TOTAL	22,953	27,089	40,367

INTEREST EXPENSE
Interest expense	140,087	124,459	122,075
Allowance for borrowed funds used during construction	(6,332)	(7,781)	(8,585)
TOTAL	133,755	116,678	113,490

INCOME (LOSS) BEFORE INCOME TAXES	216,195	(44,360)	233,648

Income taxes	(46,769)	(297,067)	93,804

NET INCOME	262,964	252,707	139,844

Preferred dividend requirements	—	1,249	1,428

EARNINGS APPLICABLE TO COMMON EQUITY	$262,964	$251,458	$138,416

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$262,964	$252,707	$139,844
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	465,299	443,698	427,394
Deferred income taxes, investment tax credits, and non-current taxes accrued	94,368	129,524	67,711
Changes in assets and liabilities:
Receivables	(58,077)	4,294	(23,397)
Fuel inventory	(10,597)	6,210	3,402
Accounts payable	3,059	(126,405)	16,011
Prepaid taxes and taxes accrued	24,942	9,568	40,127
Interest accrued	3,895	678	1,635
Deferred fuel costs	72,560	43,869	33,190
Other working capital accounts	18,783	(30,118)	15,087
Provisions for estimated losses	14,901	14,250	16,047
Other regulatory assets	(131,873)	32,460	(76,762)
Other regulatory liabilities	39,293	(341,682)	1,043,507
Deferred tax rate change recognized as regulatory liability/asset	—	—	(1,047,837)
Pension and other postretirement liabilities	5,831	(40,157)	(70,826)
Other assets and liabilities	(127,582)	(187,071)	(29,577)
Net cash flow provided by operating activities	677,766	211,825	555,556
INVESTING ACTIVITIES
Construction expenditures	(641,525)	(660,044)	(735,816)
Allowance for equity funds used during construction	15,306	17,013	19,211
Nuclear fuel purchases	(54,344)	(99,417)	(151,424)
Proceeds from sale of nuclear fuel	22,782	54,810	51,029
Proceeds from nuclear decommissioning trust fund sales	317,377	300,801	339,434
Investment in nuclear decommissioning trust funds	(336,519)	(315,163)	(352,138)
Insurance proceeds	—	14,790	—
Other	630	(1,517)	392
Net cash flow used in investing activities	(676,293)	(688,727)	(829,312)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	834,038	958,434	294,656
Retirement of long-term debt	(548,952)	(690,488)	(175,560)
Capital contribution from parent	—	350,000	—
Redemption of preferred stock	—	(32,660)	—
Change in money pool payable - net	(161,104)	16,601	114,905
Changes in short-term borrowings - net	—	(49,974)	49,974
Distributions/dividends paid:
Common equity	(115,000)	(91,751)	(15,000)
Preferred stock	—	(1,606)	(1,428)
Other	(7,055)	12,249	(8,084)
Net cash flow provided by financing activities	1,927	470,805	259,463
Net increase (decrease) in cash and cash equivalents	3,400	(6,097)	(14,293)
Cash and cash equivalents at beginning of period	119	6,216	20,509
Cash and cash equivalents at end of period	$3,519	$119	$6,216
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$131,134	$118,731	$115,162
Income taxes	($33,989)	$44,393	($8,141)
See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2019	2018
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,519	$118
Temporary cash investments	—	1
Total cash and cash equivalents	3,519	119
Securitization recovery trust account	4,036	4,666
Accounts receivable:
Customer	117,679	94,348
Allowance for doubtful accounts	(1,169)	(1,264)
Associated companies	29,178	48,184
Other	117,653	64,393
Accrued unbilled revenues	108,489	108,092
Total accounts receivable	371,830	313,753
Deferred fuel costs	—	19,235
Fuel inventory - at average cost	33,745	23,148
Materials and supplies - at average cost	211,320	196,314
Deferred nuclear refueling outage costs	48,875	78,966
Prepayments and other	14,096	14,553
TOTAL	687,421	650,754

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,101,283	912,049
Other	345	5,480
TOTAL	1,101,628	917,529

UTILITY PLANT
Electric	12,293,483	11,611,041
Construction work in progress	197,775	243,731
Nuclear fuel	195,547	220,602
TOTAL UTILITY PLANT	12,686,805	12,075,374
Less - accumulated depreciation and amortization	5,019,826	4,864,818
UTILITY PLANT - NET	7,666,979	7,210,556

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $1,706 as of December 31, 2019 and $14,329 as of December 31, 2018)	1,666,850	1,534,977
Deferred fuel costs	67,690	67,294
Other	15,065	20,486
TOTAL	1,749,605	1,622,757

TOTAL ASSETS	$11,205,633	$10,401,596

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2019	2018
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$111,785	$251,768
Other	202,201	187,387
Customer deposits	101,411	99,053
Taxes accrued	81,831	56,889
Interest accrued	22,788	18,893
Deferred fuel costs	53,721	—
Current portion of unprotected excess accumulated deferred income taxes	9,296	99,316
Other	38,760	23,943
TOTAL	621,793	737,249

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,183,126	1,085,545
Accumulated deferred investment tax credits	31,701	32,903
Regulatory liability for income taxes - net	478,174	505,748
Other regulatory liabilities	559,555	402,668
Decommissioning	1,242,616	1,048,428
Accumulated provisions	63,880	48,979
Pension and other postretirement liabilities	319,075	313,295
Long-term debt (includes securitization bonds of $6,772 as of December 31, 2019 and $20,898 as of December 31, 2018)	3,517,208	3,225,759
Other	62,568	17,919
TOTAL	7,457,903	6,681,244

Commitments and Contingencies

EQUITY
Member's equity	3,125,937	2,983,103
TOTAL	3,125,937	2,983,103

TOTAL LIABILITIES AND EQUITY	$11,205,633	$10,401,596

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2019, 2018, and 2017

Member's Equity
(In Thousands)

Balance at December 31, 2016	$2,253,317
Net income	139,844
Common equity distributions	(15,000)
Preferred stock dividends	(1,428)
Other	21
Balance at December 31, 2017	$2,376,754
Net income	252,707
Capital contributions from parent	350,000
Common equity distributions	(91,751)
Non-cash contribution from parent	94,335
Preferred stock dividends	(1,249)
Other	2,307
Balance at December 31, 2018	$2,983,103
Net income	262,964
Common equity distributions	(115,000)
Other	(5,130)
Balance at December 31, 2019	$3,125,937

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2019	2018	2017	2016	2015
	(In Thousands)

Operating revenues	$2,259,594	$2,060,643	$2,139,919	$2,086,608	$2,253,564
Net income	$262,964	$252,707	$139,844	$167,212	$74,272
Total assets	$11,205,633	$10,401,596	$10,134,029	$9,606,117	$8,747,774
Long-term obligations (a)	$3,517,208	$3,225,759	$2,983,749	$2,746,435	$2,691,189

(a) Includes long-term debt (excluding currently maturing debt) and preferred stock without sinking fund.

	2019	2018	2017	2016	2015
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$795	$807	$768	$789	$824
Commercial	539	426	495	495	515
Industrial	521	434	472	446	477
Governmental	21	17	19	18	20
Total billed retail	1,876	1,684	1,754	1,748	1,836
Sales for resale:
Associated companies	118	104	128	49	128
Non-associated companies	140	145	121	118	195
Other	126	128	137	172	95
Total	$2,260	$2,061	$2,140	$2,087	$2,254

Billed Electric Energy Sales (GWh):
Residential	7,996	8,248	7,298	7,618	8,016
Commercial	5,822	5,967	5,825	5,988	6,020
Industrial	7,759	8,071	7,528	6,795	6,889
Governmental	241	239	237	237	235
Total retail	21,818	22,525	20,888	20,638	21,160
Sales for resale:
Associated companies	2,180	1,773	1,782	1,609	2,239
Non-associated companies	7,206	6,447	6,549	7,115	7,980
Total	31,204	30,745	29,219	29,362	31,379

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2019 Compared to 2018

Net Income

Net income increased $15.9 million primarily due to higher retail electric price. The increase was partially offset by an income tax benefit recognized in 2018 as a result of the settlement of the 2012-2013 IRS audit, higher depreciation and amortization expenses, higher other operation and maintenance expenses, lower volume/weather, and higher interest expense.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2019 to 2018:

Amount
(In Millions)
2018 operating revenues	$4,296.3
Fuel, rider, and other revenues that do not significantly affect net income	(218.1)
Retail electric price	132.9
Return of unprotected excess accumulated deferred income taxes to customers	102.5
Volume/weather	(28.4)
2019 operating revenues	$4,285.2

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan revenues effective September 2018 and an interim increase in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for the St. Charles Power Station, each as approved by the LPSC. See Note 2 to the financial statements for further discussion of the formula rate plan proceedings.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018. In 2019, $38.6 million was returned to customers as compared to $141.1 million in 2018. There was no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to a decrease of 673 GWh, or 3%, in billed electricity usage for residential and commercial customers, including the effect of less favorable weather. The decrease was partially offset by an increase in industrial usage primarily due to an increase in demand from expansion projects, primarily in the chemicals and transportation industries.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	a $14.8 million gain in 2018 from the sale of Willow Glen Power Station;

•	an increase of $12.7 million in information technology costs primarily due to higher costs related to applications and infrastructure support, enhanced cyber security, and upgrades and maintenance;

•	an increase of $12.4 million in spending on initiatives to explore new customer products and services; and

•	an increase of $9.6 million in compensation and benefits costs primarily due to higher incentive-based compensation accruals in 2019 as compared to prior year.

The increase was partially offset by:

•	a decrease of $8.5 million in nuclear generation expenses primarily due to a lower scope of work performed during plant outages in 2019 as compared to 2018; and

•
the effects of recording in 2019 the final judgment to resolve claims in the River Bend damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of $5.2 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 8 to the financial statements for a discussion of the spent nuclear fuel litigation.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes. Ad valorem taxes increased primarily due to higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the St. Charles Power Station, which was placed into service in May 2019.

Other regulatory charges (credits) include regulatory charges of $73.1 million recorded in 2018 to reflect the effects of a provision in the settlement reached in the formula rate plan extension proceeding to return the benefits of the lower federal income tax rate in 2018 to customers. See Note 2 to the financial statements for discussion of the formula rate plan extension proceeding.

Interest expense increased primarily due to the issuance of $525 million of 4.20% Series mortgage bonds in March 2019.

The effective income tax rates were 15% for 2019 and (8.8%) for 2018. The difference in the effective income tax rate of 15% versus the federal statutory rate of 21% for 2019 was primarily due to the amortization of excess accumulated deferred income taxes and book and tax differences related to the non-taxable income distributions earned on preferred membership interests. The difference in the effective income tax rate of (8.8%) versus the federal statutory rate of 21% for 2018 was primarily due to the amortization of excess accumulated deferred income taxes and an IRS audit settlement for the 2012-2013 tax returns. See Note 3 to the financial statements for a reconciliation of the federal statutory rates of 21% to the effective income tax rates.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Entergy Louisiana’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of results of operations for 2018 compared to 2017.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017, 2018, and 2019 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$43,364	$35,907	$213,850

Net cash provided by (used in):
Operating activities	1,236,002	1,395,204	1,337,545
Investing activities	(1,653,634)	(1,878,208)	(1,787,409)
Financing activities	376,274	490,461	271,921
Net increase (decrease) in cash and cash equivalents	(41,358)	7,457	(177,943)

Cash and cash equivalents at end of period	$2,006	$43,364	$35,907

2019 Compared to 2018

Operating Activities

Net cash flow provided by operating activities decreased $159.2 million in 2019 primarily due to:

•
income tax payments of $15.3 million in 2019 compared to $105.2 million in income tax refunds in 2018. Entergy Louisiana had income tax payments in 2019 and income tax refunds in 2018 in accordance with an intercompany tax allocation agreement. The income tax refunds in 2018 resulted from the utilization of Entergy Louisiana’s net operating losses;

•	an increase of $65.2 million in spending on nuclear refueling outages;

•
the receipt of $58.6 million in 2018 from Entergy Arkansas as a result of a compliance filing made in response to the FERC’s October 2018 order in the Entergy Arkansas opportunity sales proceeding. The $58.6 million was credited to Entergy Louisiana customers in 2019. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding;

•	the timing of payments to vendors;

•	an increase of $25.7 million in storm expenses in 2019;

•	an increase of $24.5 million in interest paid; and

•	the timing of collection of receivables from customers.

The decrease was partially offset by a decrease in return of unprotected excess accumulated deferred income taxes to customers and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements for a discussion of the effects and the regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $224.6 million in 2019 primarily due to a decrease of $320 million in fossil-fueled generation expenditures, primarily due to lower spending on the St. Charles Power Station and Lake Charles Power Station projects in 2019 and money pool activity. The decrease was partially offset by:

•	an increase of $63.6 million in transmission expenditures primarily due to a higher scope of work performed in 2019 as compared to the same period in 2018;

•
an increase of $63.1 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Louisiana’s distribution system, including increased spending on advanced metering infrastructure; and

•	an increase of $46.5 million in storm spending in 2019.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $46.8 million in 2019 compared to increasing by $35.7 million in 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $114.2 million in 2019 primarily due to:

•	the issuance of $750 million of 4.00% Series mortgage bonds in March 2018. A portion of the proceeds was used to repay $375 million of 6.0% Series mortgage bonds in May 2018;

•	the issuance of $600 million of 4.20% Series mortgage bonds in August 2018. A portion of the proceeds was used to repay $300 million of 6.5% Series mortgage bonds in September 2018; and

•	an increase of $80 million in common equity distributions in 2019 primarily to maintain Entergy Louisiana’s capital structure.

The decrease was partially offset by:

•	the issuance of $525 million of 4.20% Series mortgage bonds in March 2019;

•	money pool activity; and

•	net repayments of short-term borrowings of $43.5 million in 2018 on the nuclear fuel company variable interest entities’ credit facilities.

Increases in Entergy Louisiana’s payable to the money pool are a source of cash flow, and Entergy Louisiana’s payable to the money pool increased by $82.8 million in 2019.

See Note 5 to the financial statements for details of long-term debt.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Entergy Louisiana’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of operating, investing, and financing cash flow activities for 2018 compared to 2017.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

	December 31, 2019	December 31, 2018
Debt to capital	53.4%	53.6%
Effect of excluding securitization bonds	(0.1%)	(0.3%)
Debt to capital, excluding securitization bonds (a)	53.3%	53.3%
Effect of subtracting cash	(0.1%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	53.2%	53.2%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because the securitization bonds are non-recourse to Entergy Louisiana, as more fully described in Note 5 to the financial statements. Entergy Louisiana also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Louisiana seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a distribution, or both, in appropriate amounts to maintain the capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Louisiana may issue incremental debt or reduce distributions, or both, to maintain its capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing distributions, Entergy Louisiana may receive equity contributions to maintain its capital structure.

Uses of Capital

Entergy Louisiana requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	distribution and interest payments.

Following are the amounts of Entergy Louisiana’s planned construction and other capital investments.

	2020	2021	2022
	(In Millions)
Planned construction and capital investment:
Generation	$580	$485	$320
Transmission	440	445	230
Distribution	300	245	190
Utility Support	300	385	390
Total	$1,620	$1,560	$1,130

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Louisiana’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2020	2021-2022	2023-2024	After 2024	Total
	(In Millions)
Long-term debt (a)	$640	$1,120	$1,550	$8,662	$11,972
Operating leases (b)	$11	$17	$8	$3	$39
Finance leases (b)	$4	$7	$5	$3	$19
Purchase obligations (c)	$731	$1,423	$1,521	$5,905	$9,580

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Lease obligations are discussed in Note 10 to the financial statements.

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

In addition to the contractual obligations given above, Entergy Louisiana currently expects to contribute approximately $38.8 million to its qualified pension plans and approximately $18.5 million to its other postretirement health care and life insurance plans in 2020, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also, in addition to the contractual obligations, Entergy Louisiana has $808.4 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Louisiana includes specific investments, such as the Washington Parish Energy Center and Lake Charles Power Station, each discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including investment to support advanced metering; resource planning, including potential generation projects; system improvements; investments in River Bend and Waterford 3; software and security; and other investments. Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy Louisiana pays distributions from its earnings at a percentage determined monthly.

Entergy Louisiana, LLC and Subsidiaries
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

Washington Parish Energy Center

    In April 2017, Entergy Louisiana signed an agreement with a subsidiary of Calpine Corporation for the construction and purchase of a peaking plant. Calpine will construct the plant, which will consist of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 361 MW. The plant, named the Washington Parish Energy Center, will be located in Bogalusa, Louisiana. Subject to regulatory approvals, Entergy Louisiana will purchase the plant once it is complete for an estimated total investment of approximately $261 million, including transmission and other related costs. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. In April 2018 the parties reached a settlement recommending certification and cost recovery through the additional capacity mechanism of the formula rate plan, consistent with prior LPSC precedent with respect to the certification and recovery of plants previously acquired by Entergy Louisiana. The LPSC issued an order approving the settlement in May 2018. Construction is in progress and commercial operation is expected to occur by the end of 2020.

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

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2019	2018	2017	2016
(In Thousands)
($82,826)	$46,843	$11,173	$22,503

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in September 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of December 31, 2019, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2019, a $12.3 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in September 2021. As of December 31, 2019, $70.3 million of loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of December 31, 2019, $49.9 million in loans were outstanding under the Entergy Louisiana Waterford nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facilities.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Retail Rates - Electric

Filings with the LPSC

2016 Formula Rate Plan Filing

In May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. The evaluation report reflected an earned return on common equity of 9.84%. As such, no adjustment to base formula rate plan revenue was required. Adjustments, however, were required under the formula rate plan; the 2016 formula rate plan evaluation report showed a decrease in formula rate plan revenue of approximately $16.9 million, comprised of a decrease in legacy Entergy Louisiana formula rate plan revenue of $3.5 million, a decrease in legacy Entergy Gulf States Louisiana formula rate plan revenue of $9.7 million, and a decrease in incremental formula rate plan revenue of $3.7 million. Additionally, the formula rate plan evaluation report called for a decrease of $40.5 million in the MISO cost recovery revenue requirement from $46.8 million to $6.3 million. Rates reflecting these adjustments were implemented with the first billing cycle of September 2017, subject to refund. In September 2017 the LPSC staff issued its report indicating that no changes to Entergy Louisiana’s original formula rate plan evaluation report were required but reserved for several issues, including Entergy Louisiana’s September 2017 update to its formula rate plan evaluation report. In July 2018, Entergy Louisiana and the LPSC staff filed an unopposed joint report setting forth a correction to the annualization calculation, the effect of which was a net $3.5 million revenue requirement reduction and indicating that there are no outstanding issues with the 2016 formula rate plan report, the supplemental report, or the interim updates. In September 2018 the LPSC approved the unopposed joint report.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Formula Rate Plan Extension Through 2019 Test Year

In August 2017, Entergy Louisiana filed a request with the LPSC seeking to extend its formula rate plan for three years (2017-2019) with limited modifications to its terms.  In April 2018, the LPSC approved an unopposed joint motion filed by Entergy Louisiana and the LPSC staff that settles the matter and extends the formula rate plan for three years, providing for rates through at least August 2021. In addition to retaining the major features of the traditional formula rate plan, some of the more substantive features of the extended formula rate plan include:

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

Entergy Louisiana has indicated its intent to seek an extension of its formula rate plan on terms similar to the existing terms.

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

2018 Formula Rate Plan Filing

In May 2019, Entergy Louisiana filed its formula rate plan evaluation report for its 2018 calendar year operations. The 2018 test year evaluation report produced an earned return on common equity of 10.61% leading to a base rider formula rate plan revenue decrease of $8.9 million. While base rider formula rate plan revenue will decrease as a result of this filing, overall formula rate plan revenues will increase by approximately $118.7 million. This outcome is primarily driven by a reduction to the credits previously flowed through the tax reform adjustment mechanism and an increase in the transmission recovery mechanism, partially offset by reductions in the additional capacity mechanism revenue requirements and extraordinary cost items. The filing is subject to review by the LPSC. Resulting rates were implemented in September 2019, subject to refund.

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

Investigation of Costs Billed by Entergy Services

In November 2018 the LPSC issued a notice of proceeding initiating an investigation into costs incurred by Entergy Services that are included in the retail rates of Entergy Louisiana. As stated in the notice of proceeding, the LPSC observed an increase in capital construction-related costs incurred by Entergy Services. Discovery was issued and included efforts to seek highly detailed information on a broad range of matters unrelated to the scope of the audit. There has been no further activity in the investigation since May 2019.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Advanced Metering Infrastructure (AMI)

In November 2016, Entergy Louisiana filed an application seeking a finding from the LPSC that Entergy Louisiana’s deployment of advanced electric and gas metering infrastructure is in the public interest. Entergy Louisiana proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Louisiana’s modernized power grid. The filing included an estimate of implementation costs for AMI of $330 million and identified a number of quantified and unquantified benefits. Entergy Louisiana proposed a 15-year useful life for the new advanced meters, the three-year deployment of which began in 2019. Deployment of the communications network began in 2018. Entergy Louisiana proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022. The parties reached an uncontested stipulation permitting implementation of Entergy Louisiana’s proposed AMI system, with modifications to the proposed customer charge. In July 2017 the LPSC approved the stipulation. Entergy Louisiana will recover the undepreciated balance of its existing meters through a regulatory asset to be amortized at current depreciation rates, as approved by the LPSC.

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

2017 Rate Stabilization Plan Filing

In January 2018, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2017.  The filing of the evaluation report for the test year 2017 reflected an earned return on common equity of 9.06%.  This earned return is below the earnings sharing band of the rate stabilization plan and results in a rate increase of $0.1 million.  Due to the enactment in late-December 2017 of the Tax Cuts and Jobs Act, Entergy Louisiana did not have adequate time to reflect the effects of this tax legislation in the rate stabilization plan. In April 2018, Entergy Louisiana filed a supplemental evaluation report for the test year ended September 2017, reflecting the effects of the Tax Act, including a proposal to use the unprotected excess accumulated deferred income taxes to offset approximately $1.4 million of storm restoration deferred operation and maintenance costs incurred by Entergy Louisiana in connection with the August 2016 flooding disaster in its gas service area. The supplemental filing reflects an earned return on common equity of 10.79%. As-filed rates from the supplemental filing were implemented, subject to refund, with customers receiving a cost reduction of approximately $0.7 million effective with bills rendered on and after the first billing cycle of May 2018, as well as a $0.2 million reduction in the gas infrastructure rider effective with bills rendered on and after the first billing cycle of July 2018. In October 2019 the LPSC staff issued its report finding that Entergy Louisiana’s filing complied with the terms of the rate stabilization plan but recommending an additional refund of $0.7 million related to the Tax Act. A procedural schedule has not been established.

2018 Rate Stabilization Plan Filing

In January 2019, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2018. The filing of the evaluation report for the test year 2018 reflected an earned return on common equity of 2.69%. This earned return is below the earning sharing band of the gas rate stabilization plan and results in a rate increase of $2.8 million. Entergy Louisiana made a compliance filing in April 2019 and rates were implemented during the first billing cycle of May 2019, subject to refund and final LPSC review. The proceeding is currently in its discovery phase.

Gas Rate Stabilization Plan Extension Request

In August 2019, Entergy Louisiana submitted an application to the LPSC seeking extension of the gas rate stabilization plan for the 2019-2021 test years on the same terms as those approved for the 2018 test year. The LPSC established a procedural schedule to address this request with a hearing scheduled in May 2020. Entergy Louisiana and the LPSC staff recently submitted a joint stipulation that recommends approval of the requested extension with certain modifications to the current terms, including a 9.8% evaluation period cost rate for common equity and provisions for the return of the excess accumulated deferred income tax to customers on a dollar for dollar basis in a manner consistent with IRS normalization rules. The LPSC approved the joint stipulation in January 2020.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2019 Rate Stabilization Plan Filing

In January 2020, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2019. The filing of the evaluation report for the test year 2019 reflected an earned return on common equity of 10.78%. This earned return exceeds the earning sharing band of the gas rate stabilization plan leading to a rate reduction of approximately $256 thousand.

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

In July 2014 the LPSC authorized its staff to initiate an audit of the fuel adjustment clause filings by Entergy Gulf States Louisiana, whose business was combined with Entergy Louisiana in 2015. The audit includes a review of the reasonableness of charges flowed through Entergy Gulf States Louisiana’s fuel adjustment clause for the period from 2010 through 2013. In January 2019, the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $900,000, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana recorded a provision in first quarter 2019 for the potential outcome of the audit. In August 2019, Entergy Louisiana filed direct testimony challenging the basis for the LPSC staff’s recommended disallowance and providing an alternative calculation of replacement power costs should it be determined that a disallowance is appropriate. Entergy Louisiana’s calculation would require no refund to customers.

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. In January 2019, the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $7.3 million, plus interest, to customers based upon the imputation of a claim of vendor fault in servicing its nuclear plant. Entergy Louisiana recorded a provision in the first quarter 2019 for the potential outcome of the audit. In August 2019, Entergy Louisiana filed direct testimony challenging the basis for the LPSC staff’s recommended disallowance and providing an alternative calculation of replacement power costs should it be determined that a disallowance is appropriate. Entergy Louisiana’s calculation would require a refund to customers of approximately $4.3 million, plus interest, as compared to the LPSC staff’s recommendation of $7.3 million, plus interest. Responsive testimony was filed by the LPSC staff and intervenors in September 2019; all parties either agreed with or did not oppose Entergy Louisiana’s alternative calculation of replacement power costs.

In November 2019 the pending LPSC proceedings for the 2010-2013 Entergy Louisiana and Entergy Gulf States Louisiana audits were consolidated to facilitate a settlement of both fuel audits. In December 2019 an unopposed settlement was reached that requires a refund to legacy Entergy Louisiana customers of approximately $2.3 million, including interest, and no refund to legacy Entergy Gulf States Louisiana customers. The LPSC approved the settlement in January 2020.

In June 2016 the LPSC issued notice of audits of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings for the period 2014 through 2015. In recognition of the business combination that occurred in 2015, the audit notice was issued to Entergy Louisiana and will also include a review of charges to legacy Entergy Gulf States Louisiana customers prior to the business combination. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2014 through 2015 and charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2012 through 2015. Discovery commenced in March 2017. No report of audit has been issued.

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

Nuclear Matters

Entergy Louisiana owns and, through an affiliate, operates the River Bend and Waterford 3 nuclear power plants. Entergy Louisiana is, therefore, subject to the risks related to owning and operating nuclear plants. These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, to position Entergy’s nuclear fleet to meet its operational goals, including the financial requirements to address emerging issues like stress corrosion cracking of certain materials within the plant systems and the Fukushima event; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license renewal and amendments, and decommissioning; the performance and capacity factors of these nuclear plants; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts and types of insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident. In the event of an unanticipated early shutdown of River Bend or Waterford 3, Entergy Louisiana may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning. Waterford 3’s operating license expires in 2044 and River Bend’s operating license expires in 2045.

Environmental Risks

Entergy Louisiana’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. Management believes that Entergy Louisiana is in substantial compliance with environmental

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Louisiana, LLC and Subsidiaries
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

Actuarial Assumption	Change in Assumption	Impact on 2020 Qualified Pension Cost	Impact on 2019 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$3,308	$47,877
Rate of return on plan assets	(0.25%)	$3,201	$—
Rate of increase in compensation	0.25%	$2,095	$10,727

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2020 Postretirement Benefit Cost	Impact on 2019 Accumulated postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$715	$7,953
Health care cost trend	0.25%	$989	$5,985

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Louisiana in 2019 was $48.6 million.  Entergy Louisiana anticipates 2020 qualified pension cost to be $63.4 million.  Entergy Louisiana contributed $65 million to its qualified pension plans in 2019 and estimates pension contributions will be approximately $38.8 million in 2020, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2019 were $7.3 million.  Entergy Louisiana expects 2020 postretirement health care and life insurance benefit costs of approximately $8.7 million.  Entergy Louisiana contributed $14.3 million to its other postretirement plans in 2019 and estimates that 2020 contributions will be approximately $18.5 million.

Other Contingencies

See “Other Contingencies” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the estimates associated with environmental, litigation, and other risks.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Louisiana, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity (pages 343 through 348 and applicable items in pages 49 through 236), for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 21, 2020

We have served as the Company’s auditor since 2001.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)

OPERATING REVENUES
Electric	$4,223,027	$4,232,541	$4,246,020
Natural gas	62,148	63,779	54,530
TOTAL	4,285,175	4,296,320	4,300,550

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	845,108	915,410	912,060
Purchased power	810,462	960,272	980,070
Nuclear refueling outage expenses	54,170	51,626	52,074
Other operation and maintenance	994,637	959,185	941,604
Decommissioning	59,346	53,736	49,457
Taxes other than income taxes	194,222	183,745	175,359
Depreciation and amortization	535,791	492,179	467,369
Other regulatory charges (credits) - net	(105,203)	4,396	(152,080)
TOTAL	3,388,533	3,620,549	3,425,913

OPERATING INCOME	896,642	675,771	874,637

OTHER INCOME
Allowance for equity funds used during construction	74,023	79,922	51,485
Interest and investment income	231,985	141,882	164,550
Miscellaneous - net	(115,427)	(27,530)	(39,756)
TOTAL	190,581	194,274	176,279

INTEREST EXPENSE
Interest expense	309,493	288,658	275,185
Allowance for borrowed funds used during construction	(35,430)	(39,616)	(25,914)
TOTAL	274,063	249,042	249,271

INCOME BEFORE INCOME TAXES	813,160	621,003	801,645

Income taxes	121,623	(54,611)	485,298

NET INCOME	$691,537	$675,614	$316,347

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)

Net Income	$691,537	$675,614	$316,347

Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $3,781, $17,743, and $234)	10,715	50,296	2,042
Other comprehensive income	10,715	50,296	2,042

Comprehensive Income	$702,252	$725,910	$318,389

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$691,537	$675,614	$316,347
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	685,062	662,390	621,018
Deferred income taxes, investment tax credits, and non-current taxes accrued	196,533	174,063	575,804
Changes in working capital:
Receivables	13,942	89,701	(53,829)
Fuel inventory	(7,195)	5,310	11,010
Accounts payable	(33,375)	11,372	58,880
Prepaid taxes and taxes accrued	(38,827)	12,711	128,261
Interest accrued	4,294	7,922	(70)
Deferred fuel costs	24,234	(40,036)	23,236
Other working capital accounts	(62,536)	(5,809)	(30,911)
Changes in provisions for estimated losses	9,664	8,307	(8,324)
Changes in other regulatory assets	(210,134)	40,765	492,696
Changes in other regulatory liabilities	(35,881)	(125,185)	605,453
Deferred tax rate change recognized as regulatory liability/asset	—	—	(1,207,808)
Changes in pension and other postretirement liabilities	35,162	(106,269)	(32,309)
Other	(36,478)	(15,652)	(161,909)
Net cash flow provided by operating activities	1,236,002	1,395,204	1,337,545
INVESTING ACTIVITIES
Construction expenditures	(1,673,194)	(1,805,641)	(1,662,835)
Allowance for equity funds used during construction	74,023	79,922	51,485
Insurance proceeds	7,040	3,480	5,305
Nuclear fuel purchases	(85,984)	(111,329)	(197,829)
Proceeds from the sale of nuclear fuel	11,596	53,603	42,634
Payments to storm reserve escrow account	(6,353)	(4,770)	(2,110)
Receipts from storm reserve escrow account	—	4	8,835
Changes in securitization account	(32)	(1,655)	880
Proceeds from nuclear decommissioning trust fund sales	412,559	1,055,690	231,293
Investment in nuclear decommissioning trust funds	(442,501)	(1,097,204)	(266,592)
Changes in money pool receivable - net	46,843	(35,672)	11,330
Proceeds from sale of assets	—	11,987	—
Payment for purchase of assets	—	(26,623)	(9,805)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	2,369	—	—
Net cash flow used in investing activities	(1,653,634)	(1,878,208)	(1,787,409)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,691,133	2,319,799	733,344
Retirement of long-term debt	(2,199,053)	(1,664,354)	(407,736)
Change in money pool payable - net	82,826	—	—
Changes in short-term borrowings - net	—	(43,540)	39,746
Distributions paid:
Common equity	(208,000)	(128,000)	(91,250)
Other	9,368	6,556	(2,183)
Net cash flow provided by financing activities	376,274	490,461	271,921
Net increase (decrease) in cash and cash equivalents	(41,358)	7,457	(177,943)
Cash and cash equivalents at beginning of period	43,364	35,907	213,850
Cash and cash equivalents at end of period	$2,006	$43,364	$35,907
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$296,842	$272,335	$266,871
Income taxes	$15,272	($105,157)	($234,199)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2019	2018
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$488	$252
Temporary cash investments	1,518	43,112
Total cash and cash equivalents	2,006	43,364
Accounts receivable:
Customer	194,869	199,903
Allowance for doubtful accounts	(1,902)	(1,813)
Associated companies	77,212	123,363
Other	42,179	60,879
Accrued unbilled revenues	169,201	167,052
Total accounts receivable	481,559	549,384
Fuel inventory	41,613	34,418
Materials and supplies - at average cost	354,020	324,627
Deferred nuclear refueling outage costs	56,743	24,406
Prepaid taxes	7,959	—
Prepayments and other	37,837	38,715
TOTAL	981,737	1,014,914

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,563,812	1,284,996
Storm reserve escrow account	295,875	289,525
Non-utility property - at cost (less accumulated depreciation)	312,896	286,555
Other	13,476	14,927
TOTAL	3,576,646	3,266,590

UTILITY PLANT
Electric	22,620,365	20,532,312
Natural gas	235,678	211,421
Construction work in progress	1,383,603	1,864,582
Nuclear fuel	267,779	298,022
TOTAL UTILITY PLANT	24,507,425	22,906,337
Less - accumulated depreciation and amortization	9,118,524	8,837,596
UTILITY PLANT - NET	15,388,901	14,068,741

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $27,596 as of December 31, 2019 and $49,753 as of December 31, 2018)	1,315,211	1,105,077
Deferred fuel costs	168,122	168,122
Other	33,491	28,371
TOTAL	1,516,824	1,301,570

TOTAL ASSETS	$21,464,108	$19,651,815

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2019	2018
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$320,002	$2
Accounts payable:
Associated companies	187,615	102,749
Other	357,206	390,367
Customer deposits	153,097	155,314
Taxes accrued	—	30,868
Interest accrued	87,744	83,450
Deferred fuel costs	55,645	31,411
Current portion of unprotected excess accumulated deferred income taxes	31,138	31,457
Other	64,668	49,202
TOTAL	1,257,115	874,820

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,464,513	2,226,721
Accumulated deferred investment tax credits	112,128	116,999
Regulatory liability for income taxes - net	500,083	581,001
Other regulatory liabilities	794,140	748,784
Decommissioning	1,497,349	1,280,272
Accumulated provisions	320,419	310,755
Pension and other postretirement liabilities	677,619	643,171
Long-term debt (includes securitization bonds of $33,220 as of December 31, 2019 and $55,682 as of December 31, 2018)	6,983,667	6,805,766
Other	459,957	160,608
TOTAL	13,809,875	12,874,077

Commitments and Contingencies

EQUITY
Member’s equity	6,392,556	5,909,071
Accumulated other comprehensive income (loss)	4,562	(6,153)
TOTAL	6,397,118	5,902,918

TOTAL LIABILITIES AND EQUITY	$21,464,108	$19,651,815

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2019, 2018, and 2017

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2016	$5,130,251	($48,442)	$5,081,809
Net income	316,347	—	316,347
Other comprehensive income	—	2,042	2,042
Distributions declared on common equity	(91,250)	—	(91,250)
Other	(144)	—	(144)
Balance at December 31, 2017	$5,355,204	($46,400)	$5,308,804
Net income	675,614	—	675,614
Other comprehensive income	—	50,296	50,296
Distributions declared on common equity	(128,000)	—	(128,000)
Reclassification pursuant to ASU 2018-02	6,262	(10,049)	(3,787)
Other	(9)	—	(9)
Balance at December 31, 2018	$5,909,071	($6,153)	$5,902,918
Net income	691,537	—	691,537
Other comprehensive income	—	10,715	10,715
Distributions declared on common equity	(208,000)	—	(208,000)
Other	(52)	—	(52)
Balance at December 31, 2019	$6,392,556	$4,562	$6,397,118

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2019	2018	2017	2016	2015
	(In Thousands)

Operating revenues	$4,285,175	$4,296,320	$4,300,550	$4,177,048	$4,417,146
Net income	$691,537	$675,614	$316,347	$622,047	$446,639
Total assets	$21,464,108	$19,651,815	$18,448,864	$17,701,271	$16,387,447
Long-term obligations (a)	$6,983,667	$6,805,766	$5,469,069	$5,612,593	$4,806,790

(a) Includes long-term debt (excluding currently maturing debt).

	2019	2018	2017	2016	2015
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$1,271	$1,244	$1,198	$1,196	$1,292
Commercial	947	941	956	930	989
Industrial	1,451	1,462	1,534	1,350	1,420
Governmental	71	69	69	67	67
Total billed retail	3,740	3,716	3,757	3,543	3,768
Sales for resale:
Associated companies	273	295	278	368	406
Non-associated companies	60	62	64	50	36
Other	150	160	147	165	152
Total	$4,223	$4,233	$4,246	$4,126	$4,362

Billed Electric Energy Sales (GWh):
Residential	14,046	14,494	13,357	13,810	14,399
Commercial	11,353	11,578	11,342	11,478	11,700
Industrial	29,801	29,255	29,754	28,517	27,713
Governmental	827	823	790	794	756
Total retail	56,027	56,150	55,243	54,599	54,568
Sales for resale:
Associated companies	4,813	5,498	4,793	7,345	7,500
Non-associated companies	1,924	1,762	1,711	1,690	770
Total	62,764	63,410	61,747	63,634	62,838

ENTERGY MISSISSIPPI, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2019 Compared to 2018

Net Income

Net income decreased $6.2 million primarily due to higher depreciation and amortization expenses, lower volume/weather, and a higher effective income tax rate, partially offset by higher retail electric price.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2019 to 2018.

Amount
(In Millions)
2018 operating revenues	$1,335.1
Fuel, rider, and other revenues that do not significantly affect net income	(51.6)
Volume/weather	(15.9)
Return of unprotected excess accumulated deferred income taxes to customers	25.8
Retail electric price	29.6
2019 operating revenues	$1,323.0

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease of 455 GWh, or 3%, in billed electricity usage, including the effect of less favorable weather on residential sales and a decrease in industrial usage. The decrease in industrial usage is primarily due to decreased small industrial sales.

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

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of July 2019 and an accrual in the fourth quarter 2019 for the interim capacity rate adjustment to the formula rate plan to recover non-fuel related costs associated with the acquisition of the Choctaw Generating Station, each as approved by the MPSC. Entergy Mississippi began billing the interim capacity rate adjustment in January 2020. See Note 2 to the financial statements for further discussion of the formula rate plan filing and the interim capacity rate adjustment.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $4.7 million in spending on initiatives to explore new customer products and services; and

•	an increase of $4.6 million in information technology costs primarily due to higher costs related to applications and infrastructure support, enhanced cyber security, and upgrades and maintenance.

The increase was partially offset by a $5.8 million loss in 2018 on the sale of fuel oil inventory per an agreement approved by the MPSC in June 2018 resulting from the stipulation related to the effects of the Tax Act. There is no effect on net income as the loss on the sale of fuel oil inventory is offset by a reduction in income tax expense.

Depreciation and amortization expenses increased primarily as a result of higher depreciation rates, as approved by the MPSC, and additions to plant in service.

Other regulatory charges include a regulatory charge recorded in second quarter 2018 to reflect the return of unprotected excess accumulated deferred income taxes per an agreement approved by the MPSC in June 2018 that resulted in a reduction in net utility plant of $127.2 million. There was no effect on net income as the regulatory charge was offset by a reduction in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity related to the Tax Cuts and Jobs Act.

Interest expense increased primarily due to issuances of $300 million in June 2019 and $135 million in November 2019, of 3.85% Series mortgage bonds and the issuance of $55 million of 4.52% Series mortgage bonds in December 2018, partially offset by the repayment, at maturity, of $150 million of 6.64% Series mortgage bonds in July 2019. See Note 5 to the financial statements for details on long-term debt.

The effective income tax rates were 20.5% for 2019 and (41,237%) for 2018. The difference in the effective income tax rate of (41,237%) versus the federal statutory rate of 21% for 2018 was primarily due to the flow through of excess accumulated deferred income taxes. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Entergy Mississippi’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of results of operations for 2018 compared to 2017.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017, 2018, and 2019 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$36,954	$6,096	$76,834

Net cash provided by (used in):
Operating activities	339,952	418,382	226,585
Investing activities	(733,684)	(419,453)	(417,226)
Financing activities	408,379	31,929	119,903
Net increase (decrease) in cash and cash equivalents	14,647	30,858	(70,738)

Cash and cash equivalents at end of period	$51,601	$36,954	$6,096

2019 Compared to 2018

Operating Activities

Net cash flow provided by operating activities decreased $78.4 million in 2019 primarily due to:

•	the timing of collection of receivables from customers;

•
the receipt of $36.2 million from Entergy Arkansas as a result of a compliance filing made in response to the FERC’s October 2018 order in the Entergy Arkansas opportunity sales proceeding. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding; and

•	$26.2 million in proceeds from the sale of fuel oil inventory in 2018.

The decrease was partially offset by the timing of recovery of fuel and purchased power costs and the return of unprotected excess accumulated deferred income taxes to customers in 2018. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Investing Activities

Net cash flow used in investing activities increased $314.2 million in 2019 primarily due to:

•
the purchase of the Choctaw Generating Station in October 2019 for approximately $305 million. See Note 14 to the financial statements for further discussion of the Choctaw Generating Station purchase;

•	an increase of $34.9 million primarily due to investment in the infrastructure of Entergy Mississippi’s distribution system, including increased spending on advanced metering infrastructure; and

•	an increase of $15.6 million in storm spending in 2019.

The increase was partially offset by money pool activity.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased by $3.3 million in 2019 compared to increasing by $39.7 million in 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Financing Activities

Net cash flow provided by financing activities increased $376.5 million in 2019 primarily due to:

•	the issuance of $435 million of 3.85% Series mortgage bonds in 2019 compared to the issuance of $55 million of 4.52% Series mortgage bonds 2018;

•	a capital contribution of $130 million in October 2019 in anticipation of the purchase of the Choctaw Generating Station in October 2019; and

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

See Note 5 to the financial statements for details on long-term debt.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Entergy Mississippi’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of operating, investing, and financing cash flow activities for 2018 compared to 2017.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	December 31, 2019	December 31, 2018
Debt to capital	51.2%	50.6%
Effect of subtracting cash	(0.8%)	(0.7%)
Net debt to net capital	50.4%	49.9%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition because net debt indicates Entergy Mississippi’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Mississippi seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a distribution, or both, in appropriate amounts to maintain the capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Mississippi may issue incremental debt or reduce distributions, or both, to maintain its capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing distributions, Entergy Mississippi may receive equity contributions to maintain its capital structure.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Uses of Capital

Entergy Mississippi requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	distributions and interest payments.

Following are the amounts of Entergy Mississippi’s planned construction and other capital investments.

	2020	2021	2022
	(In Millions)
Planned construction and capital investment:
Generation	$110	$285	$85
Transmission	130	125	90
Distribution	150	115	95
Utility Support	145	130	135
Total	$535	$655	$405

Following are the amounts of Entergy Mississippi’s existing debt obligations and lease obligations (includes estimated interest payments) and other purchase obligations.

	2020	2021-2022	2023-2024	After 2024	Total
	(In Millions)
Long-term debt (a)	$59	$118	$455	$2,301	$2,933
Operating leases (b)	$6	$9	$2	$2	$19
Finance leases (b)	$2	$3	$2	$1	$8
Purchase obligations (c)	$266	$502	$477	$4,444	$5,689

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Lease obligations are discussed in Note 10 to the financial statements.

(c)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Mississippi, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Mississippi currently expects to contribute approximately $7.8 million to its qualified pension plans and approximately $130 thousand to other postretirement health care and life insurance plans in 2020, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also, in addition to the contractual obligations, Entergy Mississippi has $59.3 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Mississippi includes amounts associated with specific investments such as the Sunflower Solar Facility;

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

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

Sunflower Solar Facility

In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project will be built by Sunflower County Solar Project, LLC, a sub-subsidiary of Recurrent Energy, LLC. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  In December 2018, Entergy Mississippi filed a joint petition with Sunflower Solar Project at the MPSC for Sunflower Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility.  In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism. The MPSC must approve recovery through the interim capacity rate adjustment for each new resource. In August 2019 consultants retained by the Mississippi Public Utilities Staff filed a report expressing concerns regarding the project economics and recommended that, should the MPSC wish to approve the project, Entergy Mississippi should be required to guarantee the energy output of the unit. Entergy Mississippi and the Staff are engaged in settlement discussions to address these concerns.  A hearing before the MPSC is targeted to occur by the second quarter of 2020. Closing is expected to occur by the end of 2021.

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

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Entergy Mississippi’s receivables from the money pool were as follows as of December 31 for each of the following years.

2019	2018	2017	2016
(In Thousands)
$44,693	$41,380	$1,633	$10,595

See Note 4 to the financial statements for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in May 2020. No borrowings were outstanding under the credit facilities as of December 31, 2019.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2019, $1.8 million of letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

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

In October 2018, Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism in the formula rate plan, the interim capacity rate adjustment mechanism, to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the non-fuel annual ownership costs of the Choctaw Generating Station, as well as to allow similar cost recovery treatment for other future capacity acquisitions, such as the Sunflower Solar Facility, that are approved by the MPSC. In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism, which Entergy Mississippi began billing in January 2020. The MPSC must approve recovery through the interim

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

capacity rate adjustment for each new resource. In addition, the MPSC approved revisions to the formula rate plan which allows Entergy Mississippi to begin billing rate adjustments effective April 1 of the filing year on a temporary basis subject to refund or credit to customers, subject to final MPSC order. The MPSC also authorized Entergy Mississippi to remove vegetation management costs from the formula rate plan and recover these costs through the establishment of a vegetation management rider.

In March 2019, Entergy Mississippi submitted its formula rate plan 2019 test year filing and 2018 look-back filing showing Entergy Mississippi’s earned return for the historical 2018 calendar year to be above the formula rate plan bandwidth and projected earned return for the 2019 calendar year to be below the formula rate plan bandwidth. The 2019 test year filing shows a $36.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.94% return on rate base, within the formula rate plan bandwidth. The 2018 look-back filing compares actual 2018 results to the approved benchmark return on rate base and shows a $10.1 million interim decrease in formula rate plan revenues is necessary. In the fourth quarter 2018, Entergy Mississippi recorded a provision of $9.3 million that reflected the estimate of the difference between the 2018 expected earned rate of return on rate base and an established performance-adjusted benchmark rate of return under the formula rate plan performance-adjusted bandwidth mechanism. In the first quarter 2019, Entergy Mississippi recorded a $0.8 million increase in the provision to reflect the amount shown in the look-back filing. In June 2019, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed that the 2019 test year filing showed that a $32.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.93% return on rate base, within the formula rate plan bandwidth. Additionally, pursuant to the joint stipulation, Entergy Mississippi’s 2018 look-back filing reflected an earned return on rate base of 7.81% in calendar year 2018 which is above the look-back benchmark return on rate base of 7.13%, resulting in an $11 million decrease in formula rate plan revenues on an interim basis through May 2020. In the second quarter 2019, Entergy Mississippi recorded an additional $0.9 million increase in the provision to reflect the $11 million shown in the look-back filing. In June 2019 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2019.

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

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

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

Advanced Metering Infrastructure (AMI)

In November 2016, Entergy Mississippi filed an application seeking an order from the MPSC granting a certificate of public convenience and necessity and finding that Entergy Mississippi’s deployment of AMI is in the public interest. Entergy Mississippi proposed to replace existing meters with advanced meters that enable two-way data communication; to design and build a secure and reliable network to support such communications; and to implement support systems. AMI is intended to serve as the foundation of Entergy Mississippi’s modernized power grid. The filing included an estimate of implementation costs for AMI of $132 million and identified a number of quantified and unquantified benefits. Entergy Mississippi proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which began in 2019. Deployment of the communications network began in 2018. Entergy Mississippi proposed to include the AMI deployment costs and the quantified benefits in existing rate mechanisms, primarily through future formula rate plan filings and/or future energy cost recovery rider schedule re-determinations, as applicable. In May 2017 the Mississippi Public Utilities Staff and Entergy Mississippi entered into and filed a joint stipulation supporting Entergy Mississippi’s filing, and the MPSC issued an order approving the filing without material changes, finding that Entergy Mississippi’s deployment of AMI is in the public interest and granting a certificate of public convenience and necessity. The MPSC order also confirmed that Entergy Mississippi shall continue to include in rate base the remaining book value of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. In June 2018, as part of the order approving the joint stipulation between the Mississippi Public Utilities Staff and Entergy Mississippi addressing Entergy Mississippi’s 2018 formula rate plan evaluation report and the ratemaking effects of the Tax Act, the MPSC approved the acceleration of the recovery of substantially all of Entergy Mississippi’s existing customer meters in anticipation of AMI deployment.

Fuel and Purchased Power Cost Recovery

Entergy Mississippi’s rate schedules include an energy cost recovery rider that is adjusted annually to reflect accumulated over- or under-recoveries.  Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC.

    In January 2017 the MPSC certified to the Mississippi Legislature the audit reports of its independent auditors for the fuel year ending September 30, 2016. In November 2017 the Mississippi Public Utilities Staff separately engaged a consultant to review the September 2016 outage at the Grand Gulf Nuclear Station and to review ongoing operations at Grand Gulf. This engagement continues, and subsequently, was expanded to include all outages at Grand Gulf that occurred through 2019.

In November 2017, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an under-recovery of approximately $61.5 million as of September 30, 2017. In January 2018 the MPSC approved the proposed energy cost factors effective for February 2018 bills.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

In November 2018, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an under-recovery of approximately $57 million as of September 30, 2018. In January 2019 the MPSC approved the proposed energy cost factor effective for February 2019 bills.

In November 2019, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an over-recovery of approximately $39.6 million as of September 30, 2019. In January 2020 the MPSC approved the proposed energy cost factor effective for February 2020 bills.

Mississippi Attorney General Complaint

The Mississippi Attorney General filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  In December 2008 the defendant Entergy companies removed the Attorney General’s lawsuit to U.S. District Court in Jackson, Mississippi. In June 2010 the MPSC authorized the deferral of certain legal expenses associated with this litigation until it is resolved. As of December 31, 2019, Entergy Mississippi has a regulatory asset of $29.5 million for these deferred legal expenses. In April 2019 the District Court remanded the Attorney General’s lawsuit to the Hinds County Chancery Court. A hearing on procedural and dispositive motions was held in August 2019. In December 2019 the Hinds County Chancery Court issued its ruling granting the motion for summary judgment filed by the Entergy defendants. The Chancery Court found it lacked subject matter jurisdiction and that the claims fall under the purview of the FERC. In February 2020 the Chancery Court entered a final order dismissing all claims. The order was approved by counsel for the Attorney General, and dismisses with prejudice all claims and matters in dispute and states that the plaintiff will not seek an appeal or further relief and that all matters in dispute have been resolved.

Storm Cost Recovery Filings with Retail Regulators

Entergy Mississippi has approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeds $15 million, the collection of the storm damage provision ceases until such time that the accumulated storm damage provision becomes less than $10 million. As of July 31, 2017, the balance in Entergy Mississippi’s accumulated storm damage provision was less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with September 2017 bills. As of June 30, 2018, Entergy Mississippi’s storm damage provision balance exceeded $15 million. Accordingly, the storm damage provision was reset to zero beginning with August 2018 bills. As of May 31, 2019, Entergy Mississippi’s storm damage provision balance was less than $10 million. Accordingly, Entergy Mississippi resumed billing the monthly storm damage provision effective with July 2019 bills.

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

Entergy Mississippi, LLC
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

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2020 Qualified Pension Cost	Impact on 2019 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$719	$11,678
Rate of return on plan assets	(0.25%)	$823	$—
Rate of increase in compensation	0.25%	$483	$2,529

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2020 Postretirement Benefit Cost	Impact on 2019 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$29	$1,939
Health care cost trend	0.25%	$81	$1,456

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Mississippi in 2019 was $11.3 million. Entergy Mississippi anticipates 2020 qualified pension cost to be $17.4 million.  Entergy Mississippi contributed $20.8 million to its qualified pension plans in 2019 and estimates 2020 pension contributions will be approximately $7.8 million, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020.

Total postretirement health care and life insurance benefit income for Entergy Mississippi in 2019 was $2.1 million. Entergy Mississippi expects 2020 postretirement health care and life insurance benefit income of approximately $3.1 thousand. Entergy Mississippi contributed $228 thousand to its other postretirement plans in 2019 and estimates that 2020 contributions will be approximately $130 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Mississippi, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Entergy Mississippi, LLC (the “Company”) as of December 31, 2019 and 2018, the related statements of income, cash flows and changes in member’s equity (pages 363 through 368 and applicable items in pages 49 through 236), for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 21, 2020

We have served as the Company’s auditor since 2001.

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)

OPERATING REVENUES
Electric	$1,323,043	$1,335,112	$1,198,229

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	277,425	260,198	185,816
Purchased power	284,492	364,575	328,463
Other operation and maintenance	266,175	261,613	240,738
Taxes other than income taxes	105,318	101,999	95,051
Depreciation and amortization	170,886	152,577	143,479
Other regulatory charges (credits) - net	14,993	147,704	(19,134)
TOTAL	1,119,289	1,288,666	974,413

OPERATING INCOME	203,754	46,446	223,816

OTHER INCOME
Allowance for equity funds used during construction	8,356	8,710	9,667
Interest and investment income	1,412	135	85
Miscellaneous - net	(4,478)	(2,732)	(2,232)
TOTAL	5,290	6,113	7,520

INTEREST EXPENSE
Interest expense	61,785	55,905	51,260
Allowance for borrowed funds used during construction	(3,532)	(3,651)	(3,875)
TOTAL	58,253	52,254	47,385

INCOME BEFORE INCOME TAXES	150,791	305	183,951

Income taxes	30,866	(125,773)	73,919

NET INCOME	119,925	126,078	110,032

Preferred dividend requirements and other	—	834	953

EARNINGS APPLICABLE TO COMMON EQUITY	$119,925	$125,244	$109,079

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)

OPERATING ACTIVITIES
Net income	$119,925	$126,078	$110,032
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	170,886	152,577	143,479
Deferred income taxes, investment tax credits, and non-current taxes accrued	32,547	56,502	84,816
Changes in assets and liabilities:
Receivables	(17,245)	37,762	(29,528)
Fuel inventory	(3,208)	33,675	5,266
Accounts payable	(226)	(7,472)	3,595
Taxes accrued	13,109	(5,291)	18,803
Interest accrued	(1,331)	(2,670)	1,248
Deferred fuel costs	78,418	24,428	(25,487)
Other working capital accounts	(5,557)	(9,902)	5,115
Provisions for estimated losses	(1,121)	6,378	(9,676)
Other regulatory assets	(34,923)	54,860	(17,412)
Other regulatory liabilities	(21,524)	(131,856)	405,395
Deferred tax rate change recognized as regulatory liability/asset	—	—	(452,429)
Pension and other postretirement liabilities	6,534	(8,405)	(8,055)
Other assets and liabilities	3,668	91,718	(8,577)
Net cash flow provided by operating activities	339,952	418,382	226,585
INVESTING ACTIVITIES
Construction expenditures	(432,600)	(387,293)	(427,616)
Allowance for equity funds used during construction	8,356	8,710	9,667
Changes in money pool receivable - net	(3,313)	(39,747)	8,962
Payment for purchase of plant or assets	(305,472)	—	(6,958)
Other	(655)	(1,123)	(1,281)
Net cash flow used in investing activities	(733,684)	(419,453)	(417,226)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	437,153	54,449	148,185
Retirement of long-term debt	(150,000)	—	—
Redemption of preferred stock	—	(21,208)	—
Capital contributions from parent	130,000	—	—
Distributions/dividends paid:
Common equity	—	(10,000)	(26,000)
Preferred stock	—	(993)	(953)
Other	(8,774)	9,681	(1,329)
Net cash flow provided by financing activities	408,379	31,929	119,903
Net increase (decrease) in cash and cash equivalents	14,647	30,858	(70,738)
Cash and cash equivalents at beginning of period	36,954	6,096	76,834
Cash and cash equivalents at end of period	$51,601	$36,954	$6,096
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$60,533	$56,037	$47,631
Income taxes	($12,204)	($19,118)	($25,043)
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS

	December 31,
	2019	2018
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$11	$11
Temporary cash investments	51,590	36,943
Total cash and cash equivalents	51,601	36,954
Accounts receivable:
Customer	92,050	73,205
Allowance for doubtful accounts	(636)	(563)
Associated companies	49,257	51,065
Other	14,986	8,647
Accrued unbilled revenues	47,426	50,171
Total accounts receivable	203,083	182,525
Deferred fuel costs	—	8,016
Fuel inventory - at average cost	15,139	11,931
Materials and supplies - at average cost	57,972	47,255
Prepayments and other	7,149	9,365
TOTAL	334,944	296,046

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,560	4,576
Escrow accounts	80,201	32,447
TOTAL	84,761	37,023

UTILITY PLANT
Electric	5,672,589	4,780,720
Construction work in progress	88,373	128,149
TOTAL UTILITY PLANT	5,760,962	4,908,869
Less - accumulated depreciation and amortization	1,894,000	1,641,821
UTILITY PLANT - NET	3,866,962	3,267,048

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	377,972	343,049
Other	10,105	3,638
TOTAL	388,077	346,687

TOTAL ASSETS	$4,674,744	$3,946,804

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2019	2018
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$—	$150,000
Accounts payable:
Associated companies	48,090	42,928
Other	94,729	79,117
Customer deposits	85,938	85,085
Taxes accrued	90,661	77,552
Interest accrued	18,900	20,231
Deferred fuel costs	70,402	—
Other	32,667	7,526
TOTAL	441,387	462,439

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	594,832	551,869
Accumulated deferred investment tax credits	9,602	10,186
Regulatory liability for income taxes - net	236,988	246,402
Other regulatory liabilities	21,512	33,622
Asset retirement cost liabilities	9,727	9,206
Accumulated provisions	50,021	51,142
Pension and other postretirement liabilities	99,406	93,100
Long-term debt	1,614,129	1,175,750
Other	54,989	20,862
TOTAL	2,691,206	2,192,139

Commitments and Contingencies

EQUITY
Member's equity	1,542,151	1,292,226
TOTAL	1,542,151	1,292,226

TOTAL LIABILITIES AND EQUITY	$4,674,744	$3,946,804

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2019, 2018, and 2017

Member's Equity
(In Thousands)

Balance at December 31, 2016	$1,094,791
Net income	110,032
Common equity distributions	(26,000)
Preferred stock dividends	(953)
Balance at December 31, 2017	$1,177,870
Net income	126,078
Common equity distributions	(10,000)
Preferred stock dividends	(834)
Other	(888)
Balance at December 31, 2018	$1,292,226
Net income	119,925
Capital contribution from parent	130,000
Balance at December 31, 2019	$1,542,151

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2019	2018	2017	2016	2015
	(In Thousands)

Operating revenues	$1,323,043	$1,335,112	$1,198,229	$1,094,649	$1,396,985
Net income	$119,925	$126,078	$110,032	$109,184	$92,708
Total assets	$4,674,744	$3,946,804	$3,879,375	$3,602,140	$3,477,407
Long-term obligations (a)	$1,614,129	$1,175,750	$1,290,503	$1,141,924	$972,058

(a) Includes long-term debt (excluding currently maturing debt), non-current capital lease obligations, and preferred stock without sinking fund.

	2019	2018	2017	2016	2015
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$562	$579	$502	$459	$565
Commercial	444	462	423	374	465
Industrial	165	175	159	134	164
Governmental	44	44	41	38	47
Total billed retail	1,215	1,260	1,125	1,005	1,241
Sales for resale:
Associated companies	—	1	—	1	75
Non-associated companies	39	25	18	30	10
Other	69	49	55	59	71
Total	$1,323	$1,335	$1,198	$1,095	$1,397

Billed Electric Energy Sales (GWh):
Residential	5,659	5,829	5,308	5,617	5,661
Commercial	4,698	4,865	4,783	4,894	4,913
Industrial	2,443	2,559	2,536	2,493	2,283
Governmental	436	438	421	439	433
Total retail	13,236	13,691	13,048	13,443	13,290
Sales for resale:
Associated companies	—	—	—	—	1,419
Non-associated companies	1,776	1,060	857	1,021	261
Total	15,012	14,751	13,905	14,464	14,970

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2019 Compared to 2018

Net Income

Net income decreased $0.5 million primarily due to lower retail electric price and a higher effective income tax rate, substantially offset by higher other income and lower other operation and maintenance expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2019 to 2018.

Amount
(In Millions)

2018 operating revenues	$717.4
Fuel, rider, and other revenues that do not significantly affect net income	(37.4)
Retail electric price	(5.5)
Volume/weather	1.8
Return of unprotected excess accumulated deferred income taxes to customers	9.9
2019 operating revenues	$686.2

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to a provision for rate refund recorded in fourth quarter 2019 as a result of the 2018 combined rate case resolution approved by the City Council. See Note 2 to the financial statements for further discussion of the rate case resolution.

The volume/weather variance is primarily due to an increase in usage during the unbilled sales period.

The return of unprotected excess accumulated deferred income taxes to customers variance is due to a decrease in the return of unprotected excess accumulated deferred income taxes through the fuel adjustment clause. In 2019, $2.1 million was returned to customers as compared to $12 million in 2018. There is no effect on net income as the reduction in operating revenues in each period is offset by a reduction in income tax expense. See Note 2 to the financial statements for discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $9.2 million as a result of the deferral in 2019 of 2018 costs related to the rate case and a system conversion for Algiers customers as a result of the 2018 combined rate case resolution approved by the City

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Council. See Note 2 to the financial statements for further discussion of the rate case resolution; and

•	a decrease of $2.9 million in distribution expenses primarily due to lower contract labor costs.

The decrease was partially offset by:

•	an increase of $2.9 million in spending on initiatives to explore new customer products and services;

•	an increase of $2.8 million in information technology costs primarily due to higher software maintenance costs and higher contract costs;

•	an increase of $2 million in customer service costs primarily due to higher labor costs, including contract labor; and

•	an increase of $1.8 million in energy efficiency costs.

Other income increased primarily due to:

•	an increase in allowance for equity funds used during construction resulting from higher construction work in progress in 2019, including the New Orleans Power Station project; and

•
the accrual in fourth quarter 2018 of a $5 million settlement offer in the New Orleans Power Station show cause proceeding. See “Liquidity and Capital Resources - Uses of Capital - New Orleans Power Station” below for discussion of the New Orleans Power Station proceedings.

The effective income tax rates were 0.4% for 2019 and (4.8%) for 2018. The differences in the effective income tax rates versus the federal statutory rate of 21% for 2019 and 2018 were primarily due to the amortization of excess accumulated deferred income taxes. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Entergy New Orleans’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of results of operations for 2018 compared to 2017.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017, 2018, and 2019 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$19,677	$32,741	$103,068

Net cash provided by (used in):
Operating activities	115,604	171,778	127,797
Investing activities	(204,310)	(207,616)	(109,500)
Financing activities	75,046	22,774	(88,624)
Net decrease in cash and cash equivalents	(13,660)	(13,064)	(70,327)

Cash and cash equivalents at end of period	$6,017	$19,677	$32,741

2019 Compared to 2018

Operating Activities

Net cash flow provided by operating activities decreased $56.2 million in 2019 primarily due to a decrease of $34.5 million in 2019 of income tax refunds and the timing of collection of receivables from customers. Entergy New Orleans had income tax refunds in 2019 and 2018 in accordance with an intercompany income tax allocation agreement. The income tax refunds resulted from the utilization of Entergy New Orleans’s net operating loss.

Investing Activities

Net cash flow used in investing activities decreased $3.3 million in 2019 primarily due to money pool activity. The decrease was substantially offset by:

•
an increase of $15.6 million in transmission construction expenditures primarily due to a higher scope of work performed in 2019 as compared to 2018, including investment in Entergy New Orleans’s system reliability and infrastructure; and

•
an increase of $10.7 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy New Orleans’s distribution system, including increased spending on advanced metering infrastructure.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased by $16.8 million in 2019 compared to increasing by $9.3 million in 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $52.3 million primarily due to:

•	proceeds from a $70 million 3.0% unsecured term loan due May 2022 in December 2019;

•	$23.8 million in common equity distributions in 2018. There were no common equity distributions made in 2019 in anticipation of planned capital investments; and

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•	net borrowings of $20 million in 2019 on Entergy New Orleans’s credit facility.

The increase was partially offset by the issuance of $60 million of 4.51% Series mortgage bonds in September 2018.

See Note 5 to the financial statements for details on long-term debt.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Entergy New Orleans’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of operating, investing, and financing cash flow activities for 2018 compared to 2017.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long-term debt in 2019.

	December 31, 2019	December 31, 2018
Debt to capital	53.1%	52.1%
Effect of excluding securitization bonds	(2.4%)	(3.5%)
Debt to capital, excluding securitization bonds (a)	50.7%	48.6%
Effect of subtracting cash	(0.3%)	(1.2%)
Net debt to net capital, excluding securitization bonds (a)	50.4%	47.4%

(a) Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings, finance lease obligations, long-term debt, including the currently maturing portion, and the long-term payable due to an associated company. Capital consists of debt and equity. Net capital consists of capital less cash and cash equivalents. Entergy New Orleans uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because the securitization bonds are non-recourse to Entergy New Orleans, as more fully described in Note 5 to the financial statements. Entergy New Orleans also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy New Orleans seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a distribution, or both, in appropriate amounts to maintain the capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy New Orleans may issue incremental debt or reduce distributions, or both, to maintain its capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing distributions, Entergy New Orleans may receive equity contributions to maintain its capital structure.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Uses of Capital

Entergy New Orleans requires capital resources for:

•	construction and other capital investments;

•	working capital purposes, including the financing of fuel and purchased power costs;

•	debt maturities or retirements; and

•	distribution and interest payments.

Following are the amounts of Entergy New Orleans’s planned construction and other capital investments.

	2020	2021	2022
	(In Millions)
Planned construction and capital investment:
Generation	$70	$15	$15
Transmission	10	20	25
Distribution	90	80	40
Utility Support	65	40	70
Total	$235	$155	$150

Following are the amounts of Entergy New Orleans’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2020	2021-2022	2023-2024	After 2024	Total
	(In Millions)
Long-term debt (a)	$62	$159	$153	$612	$986
Operating leases (b)	$1	$2	$1	$—	$4
Finance leases (b)	$1	$1	$1	$1	$4
Purchase obligations (c)	$224	$459	$448	$3,602	$4,733

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Lease obligations are discussed in Note 10 to the financial statements.

(c)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy New Orleans, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy New Orleans currently expects to contribute approximately $3.2 million to its qualified pension plan and approximately $162 thousand to other postretirement health care and life insurance plans in 2020, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy New Orleans has $271.3 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy New Orleans includes specific investments such as the New Orleans Power Station and New Orleans Solar

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; system improvements; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy New Orleans pays distributions from its earnings at a percentage determined monthly.

New Orleans Power Station

    In March 2018 the City Council adopted a resolution approving construction of the New Orleans Power Station, a 128 MW unit composed of natural gas-fired reciprocating engines, and a related cost recovery plan. The cost estimate for the plant, which will be located at the site of the Michoud generating facility that was retired in May 2016, is $210 million. Entergy New Orleans had previously filed an application with the City Council seeking a public interest determination and authorization to construct a 226 MW advanced combustion turbine power station. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine power station, or alternatively, the 128 MW power station. In addition, the application renewed the commitment to pursue up to 100 MW of renewable resources to serve New Orleans.

In April 2018 intervenors opposing the construction of the New Orleans Power Station filed with the City Council a request for rehearing, which was subsequently denied, and a petition for judicial review of the City Council’s decision, and also filed a lawsuit challenging the City Council’s approval based on Louisiana’s open meeting law. In May 2018 the City Council announced that it would initiate an investigation into allegations that Entergy New Orleans, Entergy, or some other entity paid or participated in paying certain attendees and speakers in support of the New Orleans Power Station to attend or speak at certain meetings organized by the City Council. In October 2018 investigators for the City Council released their report, concluding that individuals were paid to attend or speak in support of the New Orleans Power Station and that Entergy New Orleans “knew or should have known that such conduct occurred or reasonably might occur.”  The City Council issued a resolution requiring Entergy New Orleans to show cause why it should not be fined $5 million as a result of the findings in the report. In November 2018, Entergy New Orleans submitted its response to the show cause resolution, disagreeing with certain characterizations and omissions of fact in the report and asserting that the City Council could not legally impose the proposed fine.  Simultaneous with the filing of its response to the show cause resolution, Entergy New Orleans sent a letter to the City Council re-asserting that the City Council’s imposition of the proposed fine would be unlawful, but acknowledging that the actions of a subcontractor, which was retained by an Entergy New Orleans contractor without the knowledge or contractually-required consent of Entergy New Orleans, were contrary to Entergy’s values.  In that letter, Entergy New Orleans offered to donate $5 million to the City Council to resolve the show cause proceeding.  In January 2019, Entergy New Orleans submitted a new settlement proposal to the City Council. The proposal retains the components of the first offer but adds to it a commitment to make reasonable efforts to limit the costs of the project to the $210 million cost estimate with advanced notification of anticipated cost overruns, additional reporting requirements for cost and environmental items, and a commitment regarding reliability investment and to work with the New Orleans Sewerage and Water Board to provide a reliable source of power. In February 2019 the City Council approved a resolution approving the settlement proposal and allowing the construction of the New Orleans Power Station to commence.

Also in February 2019 certain intervenors in the City Council proceeding on the New Orleans Power Station filed suit in Louisiana state court challenging the Louisiana Department of Environmental Quality’s issuance of the New Orleans Power Station’s air permit. Entergy New Orleans intervened in that lawsuit and, along with the Louisiana

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Department of Environmental Quality, filed exceptions seeking dismissal of the lawsuit. In June 2019 the state court judge sustained the exceptions and dismissed the plaintiffs’ petition with prejudice.

Also in June 2019, a state court judge in New Orleans affirmed the City Council’s approval of the New Orleans Power Station and dismissed the petition for judicial review that had been filed in April 2018. The petitioners have filed an appeal of that ruling. Also in June 2019, with regard to the lawsuit challenging the City Council’s decision on the basis of a violation of the open meetings law, the same state court judge in New Orleans ruled that there was a violation of the open meetings law at the February 2018 meeting of the City Council’s Utility Committee at which that Committee considered the New Orleans Power Station approval, and further ruled that, although there was no violation of the open meetings law at the March 2018 full City Council meeting at which the New Orleans Power Station was approved, both the approval of the Utility Committee and the approval of the full City Council were void. The City Council and Entergy New Orleans each filed a suspensive appeal of the open meetings law ruling. A suspensive appeal suspends the effect of the judgment in the open meetings law proceeding while the appeal is being taken. The petitioners sought in the state appellate court, and then at the Louisiana Supreme Court, to terminate the suspension of the effect of the judgment, but both courts declined to do so. Appellate briefing on the merits both in the open meetings law appeal and in the judicial review appeal occurred in November and December 2019 and oral argument in both cases was heard in January 2020. In February 2020 the state appellate court reversed the lower court’s ruling that the City Council’s approval of the New Orleans Power Station was void due to a violation of the open meetings law at the City Council’s Utility Committee meeting in February 2018.  The state appellate court ruled that there was no violation of the open meetings law at the full City Council meeting in March 2018 and that the lower court erred in voiding the City Council resolution approving the New Orleans Power Station.  The appellate court’s decision on the appeal of the judicial review decision that affirmed the City Council’s approval of the New Orleans Power Station as in the public interest is still pending. Construction of the plant is on schedule, with commercial operation expected in mid-2020.

Gas Infrastructure Rebuild Plan

In September 2016, Entergy New Orleans submitted to the City Council a request for authorization for Entergy New Orleans to proceed with annual incremental capital funding of $12.5 million for its gas infrastructure rebuild plan, which would replace all of Entergy New Orleans’s low pressure cast iron, steel, and vintage plastic pipe over a ten-year period commencing in 2017.  Entergy New Orleans also proposed that recovery of the investment to fund its gas infrastructure replacement plan be determined in connection with its next base rate case.  The City Council authorized Entergy New Orleans to proceed with its replacement plans and established a schedule for proceedings in advance of the rate case intended to provide an opportunity for evaluation of the gas infrastructure plan that would best serve the public interest and the effect on customers of the approval of any such plan. In the course of that proceeding, the City Council’s advisors submitted pre-filed testimony recommending that Entergy New Orleans be allowed to continue with its condition-based approach to gas pipeline replacement to replace approximately 238 miles of low pressure pipe at a rate of approximately 25 miles per year. The City Council’s advisors also recommended that Entergy New Orleans be required to adhere to certain reporting requirements and recognized the need to address the sustained level of investment in gas infrastructure on customer bills. In September 2017, Entergy New Orleans filed rebuttal testimony suggesting that its recovery of future investment and customer effects would be addressed in the rate case that Entergy New Orleans was required to file in July 2018. The procedural schedule was suspended in order to allow for resolution in the rate case proceeding. As a result of the rate case, the City Council approved the planned gas rebuild expenditures through 2019, but rejected Entergy New Orleans’s proposed gas infrastructure rider. Entergy New Orleans is required to submit a gas infrastructure rebuild plan to the City Council in March 2020 and to convene a working group to explore appropriate cost mitigation measures.

Renewables

In July 2018, Entergy New Orleans filed an application with the City Council requesting approval of three utility-scale solar projects totaling 90 MW.  If approved, the resource additions will allow Entergy New Orleans to make significant progress towards meeting its voluntary commitment to the City Council to add up to 100 MW of renewable energy resources.  The three projects include constructing a self-build solar plant in Orleans Parish with an

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

output of 20 MW, acquiring a 50 MW solar facility in Washington Parish through a build-own-transfer acquisition, and procuring 20 MW of solar power from a project to be built in St. James Parish through a power purchase agreement. In December 2018 the City Council advisors requested that Entergy New Orleans pursue alternative deal structures for the Washington Parish project and attempt to reduce costs for the 20 MW New Orleans Solar Station. As a result of settlement discussions, in March 2019, Entergy New Orleans revised its application to convert the build-own transfer acquisition of the 50 MW facility in Washington Parish to a power purchase agreement. In June 2019 the parties to the proceeding executed a stipulated settlement term sheet, which recommends that the City Council approve Entergy New Orleans’s revised application as to all three projects. In July 2019 the City Council approved the stipulated settlement.

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

Entergy New Orleans’s receivables from the money pool were as follows as of December 31 for each of the following years.

2019	2018	2017	2016
(In Thousands)
$5,191	$22,016	$12,723	$14,215

See Note 4 to the financial statements for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2021. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of December 31, 2019, there were $20 million of cash borrowings and a $0.8 million letter of credit outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2019, a $5.6 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy New Orleans obtained authorization from the FERC through October 2021 for short-term borrowings not to exceed an aggregate amount of $150 million at any time outstanding and long-term borrowings and securities issuances. See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized not only by the FERC, but also by the City Council, and the current City Council authorization extends through October 2021.

Entergy New Orleans, LLC and Subsidiaries
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

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  The rate settlement provided an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provided a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs. In January 2015 the City Council approved funding for the Energy Smart program from April 2015 through March 2017 using the remainder of the approximately $12.8 million of 2014 rough production cost equalization funds, with any remaining costs being recovered through the fuel adjustment clause. This funding methodology was modified in November 2015 when the City Council directed Entergy New Orleans to use a combination of guaranteed customer savings related to a prior agreement with the City Council and rough production cost equalization funds to cover program costs prior to recovering any costs through the fuel adjustment clause. In April 2017 the City Council approved an implementation plan for the Energy Smart program from April 2017 through December 2019. The City Council directed that the $11.8 million balance reported for Energy Smart funds be used to continue funding the program for Entergy New Orleans’s legacy customers and that the Energy Smart Algiers program continue to be funded through the Algiers fuel adjustment clause, until additional customer funding is required for the legacy customers. In September 2017, Entergy New Orleans filed a supplemental plan and proposed several options for an interim cost recovery mechanism necessary to recover program costs during the period between when existing funds directed to Energy Smart programs are depleted and when new rates from the 2018 combined rate case, which includes a cost recovery mechanism for Energy Smart funding, take effect. In December 2017 the City Council approved an energy efficiency cost recovery rider as an interim funding mechanism for Energy Smart, subject to verification that no additional funding sources exist. In June 2018 the City Council also approved a resolution recommending that Entergy New Orleans allocate approximately $13.5 million of benefits resulting from the Tax Act to Energy Smart. In December 2019, Entergy New Orleans filed an application with the City Council seeking approval of an implementation plan for the Energy Smart program from April 2020 through December 2022. Entergy New Orleans proposed to recover the costs of the program through mechanisms previously approved by the City Council or through the energy efficiency cost recovery rider, which was approved in the 2018 combined rate case resolution. In January 2020 the City Council’s advisors recommended that the City Council allow Entergy New Orleans to earn a utility performance incentive of 7% of Energy Smart costs for each year in which Entergy New Orleans achieves 100% of the City Council’s savings targets for Energy Smart. The City Council is expected to decide on the matter in February 2020.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In September 2018, Entergy New Orleans filed an electric and gas base rate case with the City Council. The filing requested a 10.5% return on equity for electric operations with opportunity to earn a 10.75% return on equity through a performance adder provision of the electric formula rate plan in subsequent years under a formula rate plan and requested a 10.75% return on equity for gas operations. The proposed electric rates in the revised filing reflect a net reduction of $20.3 million. The reduction in electric rates includes a base rate increase of $135.2 million, of which $131.5 million is associated with moving costs currently collected through fuel and other riders into base rates, plus a request for an advanced metering surcharge to recover $7.1 million associated with advanced metering infrastructure, offset by a net decrease of $31.1 million related to fuel and other riders. The filing also included a proposed gas rate decrease of $142 thousand. Entergy New Orleans’s rates reflected the inclusion of federal income tax reductions due to the Tax Act and the provisions of a previously-approved agreement in principle determining how the benefits of the Tax Act would flow. Entergy New Orleans included cost of service studies for electric and gas operations for the twelve months ended December 31, 2017 and the projected twelve months ending December 31, 2018. In addition, Entergy New Orleans included capital additions expected to be placed into service for the period through December 31, 2019. Entergy New Orleans based its request for a change in rates on the projected twelve months ending December 31, 2018.

The filing’s major provisions included: (1) a new electric rate structure, which realigns the revenue requirement associated with capacity and long-term service agreement expense from certain existing riders to base revenue, provides for the recovery of the cost of advanced metering infrastructure, and partially blends rates for Entergy New Orleans’s customers residing in Algiers with customers residing in the remainder of Orleans Parish through a three-year phase-in; (2) contemporaneous cost recovery riders for investments in energy efficiency/demand response, incremental changes in capacity/long-term service agreement costs, grid modernization investment, and gas infrastructure replacement investment; and (3) formula rate plans for both electric and gas operations. In February 2019 the City Council’s advisors and several intervenors filed testimony in response to Entergy New Orleans’s application. The City Council’s advisors recommended, among other things, overall rate reductions of approximately $33 million in electric rates and $3.8 million in gas rates. Certain intervenors recommended overall rate reductions of up to approximately $49 million in electric rates and $5 million in gas rates. An evidentiary hearing was held in June 2019, and the record and post-hearing briefs were submitted in July 2019.

In October 2019 the City Council’s Utility Committee approved a resolution for a change in electric and gas rates for consideration by the full City Council that included a 9.35% return on common equity, an equity ratio of the lesser of 50% or Entergy New Orleans’s actual equity ratio, and a total reduction in revenues that Entergy New Orleans initially estimated to be approximately $39 million ($36 million electric; $3 million gas). At its November 7, 2019 meeting, the full City Council approved the resolution that had previously been approved by the City Council’s Utility Committee. Based on the approved resolution, in the fourth quarter 2019 Entergy New Orleans recorded an accrual of $10 million that reflects the estimate of the revenue billed in 2019 to be refunded to customers in 2020 based on an August 2019 effective date for the rate decrease. Entergy New Orleans also recorded a total of $12 million in regulatory assets for rate case costs and information technology costs associated with integrating Algiers customers with Entergy New Orleans’s legacy system and records. Entergy New Orleans also transferred $10 million of retired general plant costs to a regulatory asset to be recovered over a 20-year period.

The resolution directed Entergy New Orleans to submit a compliance filing within 30 days of the date of the resolution to facilitate the eventual implementation of rates, including all necessary calculations and conforming rate schedules and riders. The electric formula rate plan rider includes, among other things, 1) a provision for forward-looking adjustments to include known and measurable changes realized up to 12 months after the evaluation period; 2) a decoupling mechanism; and 3) recognition that Entergy New Orleans is authorized to make an in-service adjustment to the formula rate plan to include the non-fuel cost of the New Orleans Power Station in rates, unless the two pending appeals in the New Orleans Power Station proceeding have not concluded. Under this circumstance, Entergy New Orleans shall be permitted to defer the New Orleans Power Station non-fuel costs, including the cost of capital, until Entergy New Orleans commences non-fuel cost recovery. After taking into account the requirements for submission of the compliance filing, the total annual revenue requirement reduction required by the resolution was refined to approximately $45 million ($42 million electric, including $29 million in rider reductions; $3 million gas). In January

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2020 the City Council’s advisors found that the rates calculated by Entergy New Orleans and reflected in the December 2019 compliance filing should be implemented, except with respect to the City Council-approved energy efficiency cost recovery rider, which rider calculation should take into account events to be determined by the City Council in the future. Also in response to the resolution, Entergy New Orleans filed timely a petition for appeal and judicial review and for stay of or injunctive relief alleging that the resolution is unlawful in failing to produce just and reasonable rates. Based on the general acceptance of Entergy New Orleans’s compliance filing, however, during the pendency of its appeal Entergy New Orleans expects to implement the compliance filing rates in April 2020. A hearing on the requested injunction was scheduled in Civil District Court for February 2020, but by joint motion of the City Council and Entergy New Orleans, the Civil District Court issued an order for a limited remand to the City Council to consider a potential agreement in principle/stipulation at its February 20, 2020 meeting. On February 17, 2020, Entergy New Orleans filed with the City Council an agreement in principle between Entergy New Orleans and the City Council’s advisors. On February 20, 2020, the full City Council voted to approve the proposed agreement in principle and issued a resolution modifying the required treatment of certain accumulated deferred income taxes. As a result of the agreement in principle, the total annual revenue requirement reduction will be approximately $45 million ($42 million electric, including $29 million in rider reductions; and $3 million gas). As a result, Entergy New Orleans will fully implement new rates by April 2020. The merits of the appeal will be subject to a separate procedural schedule issued by the Civil District Court.

Advanced Metering Infrastructure (AMI)

In October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Entergy New Orleans proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems.  AMI is intended to serve as the foundation of Entergy New Orleans’s modernized power grid.  The filing included an estimate of implementation costs for AMI of $75 million and identified a number of quantified and unquantified benefits.  Entergy New Orleans proposed a 15-year depreciable life for the new advanced meters.  Deployment of the information technology infrastructure began in 2017 and deployment of the communications network began in 2018.  Entergy New Orleans proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022.  The City Council’s advisors filed testimony in May 2017 recommending the adoption of AMI subject to certain modifications, including the denial of Entergy New Orleans’s proposed customer charge as a cost recovery mechanism. In January 2018 a settlement was reached between the City Council’s advisors and Entergy New Orleans. In February 2018 the City Council approved the settlement, which deferred cost recovery to the 2018 Entergy New Orleans rate case, but also stated that an adjustment for 2018-2019 AMI costs can be filed in the rate case and that, for all subsequent AMI costs, the mechanism to be approved in the 2018 rate case will allow for the timely recovery of such costs. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to explore the options for accelerating the deployment of AMI. In June 2018 the City Council approved a one-year acceleration of AMI in its service area for an incremental $4.4 million. Entergy New Orleans began deployment of AMI during the first quarter of 2019 and expects to complete deployment by the end of 2020. Entergy New Orleans will recover the undepreciated balance of its existing meters through a regulatory asset to be amortized on a straight-line basis over 12 years, as approved by the City Council.

Internal Restructuring

In July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy New Orleans, Inc. to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. In May 2017 the City Council adopted a resolution approving the proposed internal restructuring pursuant to an agreement in principle with the City Council advisors and certain intervenors. Pursuant to the agreement in principle, Entergy New Orleans would credit retail customers $10 million in 2017, $1.4 million in the first quarter of the year after the transaction closes, and $117,500 each month in the second year after the transaction closes until such time as new base rates go into effect as a result of the then-anticipated 2018 base rate case. Entergy New Orleans began crediting retail customers

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

in June 2017. In June 2017 the FERC approved the transaction and, pursuant to the agreement in principle, Entergy New Orleans will provide additional credits to retail customers of $5 million in each of the years 2018, 2019, and 2020.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Reliability Investigation

In August 2017 the City Council established a docket to investigate the reliability of the Entergy New Orleans distribution system and to consider implementing certain reliability standards and possible financial penalties for not meeting any such standards. In April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. The resolution also called for Entergy New Orleans to file a revised reliability plan addressing the current state of its distribution system and proposing remedial measures for increasing reliability. In June 2018, Entergy New Orleans filed its response to the City Council’s resolution regarding the prudence of its management and maintenance of the reliability of its distribution system.  In July 2018, Entergy New Orleans filed its revised reliability plan discussing the various reliability programs that it uses to improve distribution system reliability and discussing generally the positive effect that advanced meter deployment and grid modernization can have on future reliability.  Entergy New Orleans has retained a national consulting firm with expertise in distribution system reliability to conduct a review of Entergy New Orleans’s distribution system reliability-related practices and procedures and to provide recommendations for improving distribution system reliability. The report was filed with the City Council in October 2018. The City Council also approved a resolution that opens a prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New Orleans and whether fines should be imposed. In January 2019, Entergy New Orleans filed testimony in response to the prudence investigation and asserting that it had been prudent in managing system reliability. In April 2019 the City Council advisors filed comments and testimony asserting that Entergy New Orleans did not act prudently in maintaining and improving its distribution system reliability in recent years and recommending that a financial penalty in the range of $1.5 million to $2 million should be assessed.  Entergy New Orleans disagrees with the recommendation and submitted rebuttal testimony and rebuttal comments in June 2019. In November 2019 the City Council passed a resolution that penalized Entergy New Orleans $1 million for alleged imprudence in the maintenance of its distribution system. In December 2019, Entergy New Orleans filed suit in Louisiana state court seeking judicial review of the City Council’s resolution.

Renewable Portfolio Standard Rulemaking

In March 2019 the City Council initiated a rulemaking proceeding to consider whether to establish a renewable portfolio standard. The rulemaking will consider, among other issues, whether to adopt a renewable portfolio standard, whether such standard should be voluntary or mandatory, what kinds of technologies should qualify for inclusion in the rules, what level, if any, of renewable generation should be required, and whether penalties are an appropriate component of the proposed rules. Parties to the proceeding submitted initial comments in June 2019 and reply comments in July 2019. Entergy New Orleans recommends that the City Council adopt a voluntary clean energy standard of 70% of generation being clean energy by 2030, as so defined, which, in addition to renewable generation, would include nuclear, beneficial electrification, and demand-side management as compliant technologies. Several other industry leaders, academic researchers, and environmental advocates filed comments also supporting a clean energy standard. Other parties, including many representatives of the solar and wind industry, are recommending mandatory, renewables-only requirements of up to 100% renewable resources by 2040. In September 2019 the City Council advisors issued a report and recommendations, which also put forth three alternative rules for comment from the parties. Comments were submitted in October 2019 and replies were filed in November 2019. Further City Council action, including the establishment of additional procedural steps for the rulemaking, is expected in the first quarter of 2020.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2020 Qualified Pension Cost	Impact on 2019 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$334	$5,567
Rate of return on plan assets	(0.25%)	$376	$—
Rate of increase in compensation	0.25%	$209	$1,118

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2020 Postretirement Benefit Cost	Impact on 2019 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$61	$950
Health care cost trend	0.25%	$97	$665

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy New Orleans in 2019 was $5.1 million. Entergy New Orleans anticipates 2020 qualified pension cost to be $6 million.  Entergy New Orleans contributed $4.6 million to its qualified pension plans in 2019 and estimates 2020 pension contributions will be approximately $3.2 million, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020.

Total postretirement health care and life insurance benefit income for Entergy New Orleans in 2019 was $3.5 million.  Entergy New Orleans expects 2020 postretirement health care and life insurance benefit income of approximately $4.3 million.  Entergy New Orleans contributed $1.7 million to its other postretirement plans in 2019 and estimates 2020 contributions will be approximately $162 thousand.

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

To the member and Board of Directors of
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy New Orleans, LLC and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, cash flows, and changes in member’s equity (pages 386 through 390 and applicable items in pages 49 through 236), for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 21, 2020

We have served as the Company’s auditor since 2001.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)

OPERATING REVENUES
Electric	$594,417	$624,733	$631,744
Natural gas	91,806	92,657	84,326
TOTAL	686,223	717,390	716,070

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	105,217	114,787	111,082
Purchased power	258,306	270,634	282,178
Other operation and maintenance	121,057	124,293	107,977
Taxes other than income taxes	55,270	56,141	54,590
Depreciation and amortization	56,072	55,930	52,945
Other regulatory charges - net	21,616	21,413	10,889
TOTAL	617,538	643,198	619,661

OPERATING INCOME	68,685	74,192	96,409

OTHER INCOME
Allowance for equity funds used during construction	9,941	5,941	2,418
Interest and investment income	428	604	707
Miscellaneous - net	(6,038)	(10,444)	(1,269)
TOTAL	4,331	(3,899)	1,856

INTEREST EXPENSE
Interest expense	24,463	21,772	21,281
Allowance for borrowed funds used during construction	(4,262)	(2,195)	(847)
TOTAL	20,201	19,577	20,434

INCOME BEFORE INCOME TAXES	52,815	50,716	77,831

Income taxes	186	(2,436)	33,278

NET INCOME	52,629	53,152	44,553

Preferred dividend requirements and other	—	—	841

EARNINGS APPLICABLE TO COMMON EQUITY	$52,629	$53,152	$43,712

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$52,629	$53,152	$44,553
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	56,072	55,930	52,945
Deferred income taxes, investment tax credits, and non-current taxes accrued	21,350	24,548	64,036
Changes in assets and liabilities:
Receivables	(9,372)	15,724	(18,058)
Fuel inventory	(387)	357	(49)
Accounts payable	(5,571)	(385)	1,874
Prepaid taxes and taxes accrued	234	30,547	(22,100)
Interest accrued	550	879	44
Deferred fuel costs	3,630	(6,486)	12,592
Other working capital accounts	5,021	4,146	(2,711)
Provisions for estimated losses	1,948	1,511	(3,430)
Other regulatory assets	(29,567)	21,637	16,673
Other regulatory liabilities	(22,105)	(28,459)	110,147
Deferred tax rate change recognized as regulatory liability/asset	—	—	(111,170)
Pension and other postretirement liabilities	(14,624)	(15,134)	(15,994)
Other assets and liabilities	55,796	13,811	(1,555)
Net cash flow provided by operating activities	115,604	171,778	127,797
INVESTING ACTIVITIES
Construction expenditures	(229,560)	(202,186)	(115,584)
Allowance for equity funds used during construction	9,941	5,941	2,418
Changes in money pool receivable - net	16,825	(9,293)	1,492
Payments to storm reserve escrow account	(1,752)	(1,311)	(597)
Receipts from storm reserve escrow account	—	3	2,488
Changes in securitization account	236	(770)	283
Net cash flow used in investing activities	(204,310)	(207,616)	(109,500)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	113,876	59,234	—
Retirement of long-term debt	(35,376)	(11,042)	(10,600)
Repayment of long-term payable due to associated company	(1,979)	(2,077)	(2,104)
Redemption of preferred stock	—	—	(20,599)
Capital contributions from parent	—	—	20,000
Distributions/dividends paid:
Common equity	—	(23,750)	(74,250)
Preferred stock	—	—	(1,083)
Other	(1,475)	409	12
Net cash flow provided by (used in) financing activities	75,046	22,774	(88,624)
Net decrease in cash and cash equivalents	(13,660)	(13,064)	(70,327)
Cash and cash equivalents at beginning of period	19,677	32,741	103,068
Cash and cash equivalents at end of period	$6,017	$19,677	$32,741
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$22,873	$19,840	$20,180
Income taxes	($5,310)	($39,781)	($8,660)
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2019	2018
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$26	$26
Temporary cash investments	5,991	19,651
Total cash and cash equivalents	6,017	19,677
Securitization recovery trust account	1,989	2,224
Accounts receivable:
Customer	48,265	43,890
Allowance for doubtful accounts	(3,226)	(3,222)
Associated companies	6,280	27,938
Other	7,378	4,090
Accrued unbilled revenues	25,453	18,907
Total accounts receivable	84,150	91,603
Fuel inventory - at average cost	1,920	1,533
Materials and supplies - at average cost	13,522	12,133
Prepayments and other	4,846	6,905
TOTAL	112,444	134,075

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	82,605	80,853
TOTAL	83,621	81,869

UTILITY PLANT
Electric	1,467,215	1,364,091
Natural gas	311,432	284,728
Construction work in progress	201,829	146,668
TOTAL UTILITY PLANT	1,980,476	1,795,487
Less - accumulated depreciation and amortization	715,406	670,135
UTILITY PLANT - NET	1,265,070	1,125,352

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $49,542 as of December 31, 2019 and $60,453 as of December 31, 2018)	259,363	229,796
Other	10,720	1,416
TOTAL	274,163	235,292

TOTAL ASSETS	$1,735,298	$1,576,588

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2019	2018
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$25,000	$—
Payable due to associated company	1,838	1,979
Accounts payable:
Associated companies	43,222	43,416
Other	43,963	36,686
Customer deposits	28,493	28,667
Taxes accrued	4,302	4,068
Interest accrued	6,916	6,366
Deferred fuel costs	4,918	1,288
Current portion of unprotected excess accumulated deferred income taxes	9,470	25,301
Other	15,827	9,521
TOTAL CURRENT LIABILITIES	183,949	157,292

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	354,536	323,595
Accumulated deferred investment tax credits	2,131	2,219
Regulatory liability for income taxes - net	49,090	60,249
Asset retirement cost liabilities	3,522	3,291
Accumulated provisions	88,542	86,594
Long-term debt (includes securitization bonds of $52,641 as of December 31, 2019 and $63,620 as of December 31, 2018)	521,539	467,358
Long-term payable due to associated company	12,529	14,367
Other	21,881	16,673
TOTAL NON-CURRENT LIABILITIES	1,053,770	974,346

Commitments and Contingencies

EQUITY
Member's equity	497,579	444,950
TOTAL	497,579	444,950

TOTAL LIABILITIES AND EQUITY	$1,735,298	$1,576,588

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2019, 2018, and 2017

Member’s Equity
(In Thousands)

Balance at December 31, 2016	$426,946
Net income	44,553
Capital contributions from parent	20,000
Common equity distributions	(74,250)
Preferred stock dividends	(841)
Other	(860)
Balance at December 31, 2017	$415,548
Net income	53,152
Common equity distributions	(23,750)
Balance at December 31, 2018	$444,950
Net income	52,629
Balance at December 31, 2019	$497,579

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2019	2018	2017	2016	2015
	(In Thousands)

Operating revenues	$686,223	$717,390	$716,070	$665,463	$671,446
Net income	$52,629	$53,152	$44,553	$48,849	$44,925
Total assets	$1,735,298	$1,576,588	$1,497,836	$1,494,569	$1,215,144
Long-term obligations (a)	$534,068	$481,725	$434,793	$466,670	$357,687

(a) Includes long-term debt (including the long-term payable to associated company and excluding currently maturing debt) and preferred stock without sinking fund.

	2019	2018	2017	2016	2015
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$245	$262	$250	$231	$220
Commercial	202	217	228	206	186
Industrial	32	33	36	33	30
Governmental	71	72	77	69	64
Total billed retail	550	584	591	539	500
Sales for resale:
Associated companies	—	—	—	30	66
Non-associated companies	38	30	29	3	—
Other	6	11	12	15	18
Total	$594	$625	$632	$587	$584

Billed Electric Energy Sales (GWh):
Residential	2,353	2,401	2,155	2,231	2,301
Commercial	2,215	2,270	2,248	2,268	2,257
Industrial	438	448	429	441	463
Governmental	815	795	790	794	825
Total retail	5,821	5,914	5,622	5,734	5,846
Sales for resale:
Associated companies	—	—	—	1,071	1,644
Non-associated companies	1,961	1,484	1,703	141	11
Total	7,782	7,398	7,325	6,946	7,501

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2019 Compared to 2018

Net Income

Net income decreased $2.8 million primarily due to a higher effective income tax rate, after excluding the effect of the return of unprotected excess accumulated deferred income taxes which is offset in operating revenues, higher depreciation and amortization expenses and higher other operation and maintenance expenses, partially offset by higher retail electric price and higher other income.

Operating Revenues

Following is an analysis of the change in operating revenue comparing 2019 to 2018.

Amount
(In Millions)

2018 operating revenues	$1,605.9
Fuel, rider, and other revenues that do not significantly affect net income	(88.4)
Return of unprotected excess accumulated deferred income taxes to customers	(72.8)
Retail electric price	41.0
Volume/weather	3.3
2019 operating revenues	$1,489.0

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018. In 2019, $87.4 million was returned to customers as compared to $14.6 million in 2018. There is no effect on net income as the reduction in operating revenues is offset by a reduction in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to a base rate increase effective October 2018 as approved by the PUCT. See Note 2 to the financial statements for further discussion of the rate case.

The volume/weather variance is primarily due to an increase in usage during the unbilled sales period.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.1 million in information technology costs primarily due to higher costs related to applications

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

and infrastructure support, enhanced cyber security, and upgrades and maintenance;

•	an increase of $4.7 million in spending on initiatives to explore new customer products and services;

•	an increase of $3.9 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2019 as compared to 2018; and

•
an increase of $3.4 million in distribution operations and asset management costs primarily due to higher contract costs for meter reading services and higher advanced metering customer education costs.

Depreciation and amortization expenses increased primarily as a result of new depreciation rates established in the settlement of the 2018 base rate case and additions to plant in service.

Other regulatory charges (credits) include regulatory charges of $25.4 million recorded in 2018 to reflect the effects of a provision in the settlement reached in the 2018 rate case proceeding to return the benefits of the lower federal income tax rate in 2018 to customers. See Note 2 to the financial statements for discussion of the rate case proceeding.

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

The effective income tax rates were (51.1%) for 2019 and (19.3%) for 2018. The difference in the effective income tax rate of (51.1%) versus the federal statutory rate of 21% for 2019 was primarily due to the amortization of excess accumulated deferred income taxes and book and tax differences related to the allowance for equity funds used during construction. The difference in the effective income tax rate of (19.3%) versus the federal statutory rate of 21% for 2018 was primarily due to the flow through and amortization of excess accumulated deferred income taxes, along with the effect on income tax expense of the resolution of Entergy Texas’s 2018 base rate proceeding. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Entergy Texas’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of results of operations for 2018 compared to 2017.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017, 2018, and 2019 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Act.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$56	$115,513	$6,181

Net cash provided by (used in):
Operating activities	286,739	331,753	301,396
Investing activities	(878,280)	(395,973)	(383,176)
Financing activities	604,414	(51,237)	191,112
Net increase (decrease) in cash and cash equivalents	12,873	(115,457)	109,332

Cash and cash equivalents at end of period	$12,929	$56	$115,513

2019 Compared to 2018

Operating Activities

Net cash flow provided by operating activities decreased $45 million in 2019 primarily due to the return of unprotected excess accumulated deferred income taxes to customers and the receipt of $33.2 million in 2018 from Entergy Arkansas as a result of a compliance filing made in response to the FERC’s October 2018 order in the Entergy Arkansas opportunity sales proceeding. The decrease was partially offset by the timing of recovery of fuel and purchased power costs and the timing of collection of receivables from customers. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding and regulatory activity regarding the Tax Cuts and Jobs Act.

Investing Activities

Net cash flow used in investing activities increased $482.3 million in 2019 primarily due to:

•	an increase of $243.3 million in fossil-fueled generation construction expenditures primarily due to increased spending on the Montgomery County Power Station;

•	an increase of $153.4 million in transmission construction expenditures primarily due to a higher scope of work performed in 2019 as compared to 2018;

•
an increase of $47.1 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Texas’s distribution system, including increased spending on advanced metering infrastructure, and increased storm spending; and

•	money pool activity.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $11.2 million in 2019 compared to decreasing $44.9 million in 2018. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Texas’s financing activities provided $604.4 million of cash in 2019 compared to using $51.2 million of cash in 2018 primarily due to:

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•	the issuance of $300 million of 4.0% Series mortgage bonds and $400 million of 4.5% Series mortgage bonds in January 2019;

•	the issuance of $300 million of 3.55% Series mortgage bonds in September 2019;

•	capital contributions of $185 million in 2019 received from Entergy Corporation in anticipation of upcoming construction expenditures, including Montgomery County Power Station; and

•	the issuance of $35 million aggregate liquidation value 5.375% Series A preferred stock in September 2019.

The increase was partially offset by the repayment, at maturity, of $500 million of 7.125% Series mortgage bonds in
February 2019 and money pool activity. See Note 5 to the financial statements for more details on long-term debt. See Note 6 to the financial statements for more details on the issuance of preferred stock.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased by $22.4 million in 2019 compared to increasing by $22.4 million in 2018.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Entergy Texas’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of operating, investing, and financing cash flow activities for 2018 compared to 2017.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Texas is primarily due to the net issuance of $500 million of mortgage bonds in 2019, partially offset by an increase in equity.

	December 31, 2019	December 31, 2018
Debt to capital	51.7%	51.6%
Effect of excluding the securitization bonds	(2.8%)	(5.2%)
Debt to capital, excluding securitization bonds (a)	48.9%	46.4%
Effect of subtracting cash	(0.2%)	—%
Net debt to net capital, excluding securitization bonds (a)	48.7%	46.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the capital structure. To the extent that operating cash flows are insufficient to support planned investments, Entergy Texas may issue incremental debt or reduce dividends, or both, to maintain its capital structure. In addition, Entergy Texas may receive equity

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

contributions to maintain its capital structure for certain circumstances such as large transactions that would materially alter the capital structure if financed entirely with debt and reduced dividends.

Uses of Capital

Entergy Texas requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Following are the amounts of Entergy Texas’s planned construction and other capital investments.

	2020	2021	2022
	(In Millions)
Planned construction and capital investment:
Generation	$235	$165	$195
Transmission	265	180	220
Distribution	150	125	170
Utility Support	115	135	130
Total	$765	$605	$715

Following are the amounts of Entergy Texas’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2020	2021-2022	2023-2024	After 2024	Total
	(In Millions)
Long-term debt (a)	$164	$466	$133	$2,683	$3,446
Operating leases (b)	$4	$7	$4	$1	$16
Finance leases (b)	$1	$2	$2	$1	$6
Purchase obligations (c)	$280	$434	$514	$1,039	$2,267

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Lease obligations are discussed in Note 10 to the financial statements.

(c)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Texas, it primarily includes unconditional fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy Texas expects to contribute approximately $3.5 million to its qualified pension plans and approximately $61 thousand to other postretirement health care and life insurance plans in 2020, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Texas has $17.5 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

Entergy Texas, Inc. and Subsidiaries
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

As a subsidiary, Entergy Texas dividends its earnings to Entergy Corporation at a percentage determined monthly.

Montgomery County Power Station

    In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal 993 MW combined-cycle generating unit in Willis, Texas, on land adjacent to the existing Lewis Creek plant. The current estimated cost of the Montgomery County Power Station is $937 million, including approximately $111 million of transmission interconnection and network upgrades and other related costs. The independent monitor, who oversaw the request for proposal process, filed testimony and a report affirming that the Montgomery County Power Station was selected through an objective and fair request for proposal process that showed no undue preference to any proposal. In June 2017 parties to the proceeding filed an unopposed stipulation and settlement agreement. The stipulation contemplates that Entergy Texas’s level of cost-recovery for generation construction costs for Montgomery County Power Station is capped at $831 million, subject to certain exclusions such as force majeure events. Transmission interconnection and network upgrades and other related costs are not subject to the $831 million cap. In July 2017 the PUCT approved the stipulation. Subject to the timely receipt of other permits and approvals, commercial operation is estimated to occur by mid-2021.

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

Entergy Texas’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2019	2018	2017	2016
(In Thousands)
$11,181	($22,389)	$44,903	$681

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in September 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of December 31, 2019, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility. In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2019, a $12.1 million letter of credit was outstanding under Entergy Texas’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

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

In October 2018 the parties filed an unopposed settlement resolving all issues in the proceeding and a motion for interim rates effective for usage on and after October 17, 2018. The unopposed settlement reflects the following terms: a base rate increase of $53.2 million (net of costs realigned from riders and including updated depreciation rates), a $25 million refund to reflect the lower federal income tax rate applicable to Entergy Texas from January 25, 2018 through the date new rates are implemented, $6 million of capitalized skylining tree hazard costs will not be recovered from customers, $242.5 million of protected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through base rates under the average rate assumption method over the lives of the associated assets, and $185.2 million of unprotected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through a rider. The unprotected excess accumulated deferred income taxes rider will include carrying charges and will be in effect over a period of 12 months for large customers and over a period of four years for other customers. The settlement also provides for the deferral of $24.5 million of costs associated with the remaining book value of the Neches and Sabine 2 plants, previously taken out of service, to be recovered over a ten-year period and the deferral of $20.5 million of costs associated with Hurricane Harvey to be recovered over a 12-year period, each beginning in October 2018. The settlement provides final resolution of all issues in the matter, including those related to the Tax Act. In October 2018 the ALJ granted the unopposed motion for interim rates to be effective for service rendered on or after October 17, 2018. In December 2018 the PUCT issued an order approving the unopposed settlement.

In January 2019, Entergy Texas filed for recovery of rate case expenses totaling $7.2 million. The amounts requested primarily include internal and external expenses related to litigating the 2018 base rate case. Parties filed testimony in April 2019 recommending a disallowance ranging from $3.2 million to $4.2 million of the $7.2 million requested. In May 2019, Entergy Texas filed rebuttal testimony responding to the parties’ positions. In September 2019 an order was issued abating the procedural schedule and scheduled hearing to allow the finalization of a settlement

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

in principle reached among the parties. The settlement provides for a black box disallowance of $1.4 million. In the third quarter 2019, Entergy Texas recorded a provision for the 2018 base rate case expenses based on the settlement in principle. In October 2019 the settlement was filed for review by the PUCT. In February 2020 the PUCT approved the settlement.

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

In December 2018, Entergy Texas filed with the PUCT a request to set a new TCRF rider. The proposed new TCRF rider is designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and September 30, 2018. In April 2019 parties filed testimony proposing a load growth adjustment, which would fully offset Entergy Texas’s proposed TCRF revenue requirement. In July 2019 the PUCT granted Entergy Texas’s application as filed to begin recovery of the requested $2.7 million annual revenue requirement, rejecting opposing parties’ proposed adjustment; however, the PUCT found that the question of prudence of the actual investment costs should be determined in Entergy Texas’s next rate case similar to the procedure used for the costs recovered through the DCRF rider. In October 2019 the PUCT issued an order on a motion for rehearing, clarifying and affirming its prior order granting Entergy Texas’s application as filed. Also, in October 2019 a second motion for rehearing was filed, and Entergy Texas filed a response in opposition to the motion. The second motion for rehearing was overruled by operation of law. In December 2019, Texas Industrial Energy Consumers filed an appeal to the PUCT order in district court alleging that the PUCT erred in declining to apply a load growth adjustment.

In August 2019, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed new TCRF rider is designed to collect approximately $19.4 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and June 30, 2019, which is $16.7 million in incremental annual revenue above the $2.7 million approved in the prior pending TCRF proceeding. In November 2019, Entergy Texas filed an unopposed stipulation and settlement agreement providing for recovery of the requested revenue requirement. In January 2020 the PUCT issued an order approving the unopposed settlement.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Advanced Metering Infrastructure (AMI)

In April 2017 the Texas legislature enacted legislation that extends statutory support for AMI deployment to Entergy Texas and directs that if Entergy Texas elects to deploy AMI, it shall do so as rapidly as practicable. In July 2017, Entergy Texas filed an application seeking an order from the PUCT approving Entergy Texas’s deployment of AMI. Entergy Texas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Texas’s modernized power grid. The filing included an estimate of implementation costs for AMI of $132 million and identified a number of quantified and unquantified benefits. Entergy Texas proposed a seven-year depreciable life for the new advanced meters. Entergy Texas also proposed a surcharge tariff to recover the reasonable and necessary costs it has and will incur under the deployment plan for the full deployment of advanced meters. Further, Entergy Texas sought approval of fees that would be charged to customers who choose to opt out of receiving service through an advanced meter and instead receive electric service with a non-standard meter. In October 2017, Entergy Texas and other parties entered into and filed an unopposed stipulation and settlement agreement permitting deployment of AMI with limited modifications. The PUCT approved the stipulation and settlement agreement in December 2017. Entergy Texas implemented the AMI surcharge tariff beginning with January 2018 bills. As of December 31, 2019, Entergy Texas has a regulatory liability related to the collection of the surcharge from customers. Consistent with the approval, deployment of the communications network began in 2018 and the three-year deployment of the advanced meters began in 2019. Entergy Texas will recover the undepreciated balance of its existing meters through a regulatory asset to be amortized at current depreciation rates, as approved by the PUCT.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2020 Qualified Pension Cost	Impact on 2019 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$535	$9,465
Rate of return on plan assets	(0.25%)	$783	$—
Rate of increase in compensation	0.25%	$347	$1,676

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2020 Postretirement Benefit Cost	Impact on 2019 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$—	$2,673
Health care cost trend	0.25%	$97	$2,050

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Texas in 2019 was $5.7 million. Entergy Texas anticipates 2020 qualified pension cost to be $8.4 million. Entergy Texas contributed $3.7 million to its qualified pension plans in 2019 and estimates 2020 pension contributions will be approximately $3.5 million, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020.

Total postretirement health care and life insurance benefit income for Entergy Texas in 2019 was $6.5 million. Entergy Texas expects 2020 postretirement health care and life insurance benefit income to approximate $6.7 million. In 2019, Entergy Texas’ postretirement contributions (that is, contributions to the external trusts plus claims payments) were offset by trust claims reimbursements, resulting in a net reimbursement of $596 thousand. Entergy Texas estimates 2020 contributions will be approximately $61 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Texas, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, cash flows, and changes in common equity (pages 405 through 410 and applicable items in pages 49 through 236), for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 21, 2020

We have served as the Company’s auditor since 2001.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)

OPERATING REVENUES
Electric	$1,488,955	$1,605,902	$1,544,893

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	162,544	204,830	225,517
Purchased power	602,563	614,012	610,279
Other operation and maintenance	258,924	238,400	230,437
Taxes other than income taxes	76,366	82,033	79,254
Depreciation and amortization	153,286	128,534	117,520
Other regulatory charges - net	88,770	131,667	82,328
TOTAL	1,342,453	1,399,476	1,345,335

OPERATING INCOME	146,502	206,426	199,558

OTHER INCOME
Allowance for equity funds used during construction	28,445	9,723	6,722
Interest and investment income	3,072	2,188	981
Miscellaneous - net	546	(655)	14
TOTAL	32,063	11,256	7,717

INTEREST EXPENSE
Interest expense	86,333	87,203	86,719
Allowance for borrowed funds used during construction	(13,269)	(5,513)	(4,098)
TOTAL	73,064	81,690	82,621

INCOME BEFORE INCOME TAXES	105,501	135,992	124,654

Income taxes	(53,896)	(26,243)	48,481

NET INCOME	159,397	162,235	76,173

Preferred dividend requirements	580	—	—

EARNINGS APPLICABLE TO COMMON STOCK	$158,817	$162,235	$76,173

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$159,397	$162,235	$76,173
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	153,286	128,534	117,520
Deferred income taxes, investment tax credits, and non-current taxes accrued	20,143	(39,545)	42,119
Changes in assets and liabilities:
Receivables	58,445	(17,099)	(15,934)
Fuel inventory	(4,926)	64	(25,054)
Accounts payable	(33,646)	43,319	32,842
Prepaid taxes and taxes accrued	(3,805)	7,854	30,308
Interest accrued	(5,363)	(1,201)	(421)
Deferred fuel costs	(6,696)	(47,604)	12,758
Other working capital accounts	(13,822)	1,328	(7,852)
Provisions for estimated losses	(5,748)	3,741	2,531
Other regulatory assets	85,400	63,350	184,574
Other regulatory liabilities	(105,517)	(19,336)	410,968
Deferred tax rate change recognized as regulatory liability/asset	—	—	(520,547)
Pension and other postretirement liabilities	(7,152)	(13,135)	(49,445)
Other assets and liabilities	(3,257)	59,248	10,856
Net cash flow provided by operating activities	286,739	331,753	301,396
INVESTING ACTIVITIES
Construction expenditures	(898,090)	(451,988)	(348,027)
Allowance for equity funds used during construction	28,526	9,861	6,874
Proceeds from sale of assets	—	3,753	—
Insurance proceeds	—	—	2,431
Changes in money pool receivable - net	(11,181)	44,903	(44,222)
Changes in securitization account	2,465	(2,502)	(232)
Net cash flow used in investing activities	(878,280)	(395,973)	(383,176)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	986,019	—	148,277
Retirement of long-term debt	(578,593)	(74,950)	(71,683)
Capital contributions from parent	185,000	—	115,000
Proceeds from the issuance of preferred stock	33,188	—	—
Change in money pool payable - net	(22,389)	22,389	—
Other	1,189	1,324	(482)
Net cash flow provided by (used in) financing activities	604,414	(51,237)	191,112
Net increase (decrease) in cash and cash equivalents	12,873	(115,457)	109,332
Cash and cash equivalents at beginning of period	56	115,513	6,181
Cash and cash equivalents at end of period	$12,929	$56	$115,513
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$89,402	$85,719	$84,556
Income taxes	$17,010	$20,787	($21,107)
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2019	2018
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$25	$26
Temporary cash investments	12,904	30
Total cash and cash equivalents	12,929	56
Securitization recovery trust account	37,720	40,185
Accounts receivable:
Customer	59,365	69,714
Allowance for doubtful accounts	(471)	(461)
Associated companies	24,001	64,441
Other	17,050	12,275
Accrued unbilled revenues	50,048	51,288
Total accounts receivable	149,993	197,257
Fuel inventory - at average cost	47,593	42,667
Materials and supplies - at average cost	46,056	41,883
Prepayments and other	21,012	15,903
TOTAL	315,303	337,951

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	396	448
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	20,077	19,218
TOTAL	20,849	20,042

UTILITY PLANT
Electric	5,199,027	4,773,984
Construction work in progress	760,354	325,193
TOTAL UTILITY PLANT	5,959,381	5,099,177
Less - accumulated depreciation and amortization	1,770,852	1,684,569
UTILITY PLANT - NET	4,188,529	3,414,608

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $160,375 as of December 31, 2019 and $236,336 as of December 31, 2018)	512,648	598,048
Other	33,393	29,371
TOTAL	546,041	627,419

TOTAL ASSETS	$5,070,722	$4,400,020

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2019	2018
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$500,000
Accounts payable:
Associated companies	58,055	119,371
Other	188,460	150,679
Customer deposits	40,232	43,387
Taxes accrued	49,708	53,513
Interest accrued	18,992	24,355
Current portion of unprotected excess accumulated deferred income taxes	26,552	87,627
Deferred fuel costs	13,001	19,697
Other	10,521	6,353
TOTAL	405,521	1,004,982

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	585,413	552,535
Accumulated deferred investment tax credits	10,559	11,176
Regulatory liability for income taxes - net	225,980	264,623
Other regulatory liabilities	42,085	47,884
Asset retirement cost liabilities	7,631	7,222
Accumulated provisions	8,108	13,856
Long-term debt (includes securitization bonds of $205,349 as of December 31, 2019 and $283,659 as of December 31, 2018)	1,922,956	1,013,735
Other	63,062	61,605
TOTAL	2,865,794	1,972,636

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2019 and 2018	49,452	49,452
Paid-in capital	780,182	596,994
Retained earnings	934,773	775,956
Total common shareholder's equity	1,764,407	1,422,402
Preferred stock without sinking fund	35,000	—
TOTAL	1,799,407	1,422,402

TOTAL LIABILITIES AND EQUITY	$5,070,722	$4,400,020

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2019, 2018, and 2017

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
		(In Thousands)

Balance at December 31, 2016	$—	$49,452	$481,994	$537,548	$1,068,994
Net income	—	—	—	76,173	76,173
Capital contributions from parent	—	—	115,000	—	115,000
Balance at December 31, 2017	$—	$49,452	$596,994	$613,721	$1,260,167
Net income	—	—	—	162,235	162,235
Balance at December 31, 2018	$—	$49,452	$596,994	$775,956	$1,422,402
Net income	—	—	—	159,397	159,397
Capital contributions from parent	—	—	185,000	—	185,000
Preferred stock issuance	35,000	—	(1,812)	—	33,188
Preferred stock dividends	—	—	—	(580)	(580)
Balance at December 31, 2019	$35,000	$49,452	$780,182	$934,773	$1,799,407

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2019	2018	2017	2016	2015
	(In Thousands)

Operating revenues	$1,488,955	$1,605,902	$1,544,893	$1,615,619	$1,707,203
Net income	$159,397	$162,235	$76,173	$107,538	$69,625
Total assets	$5,070,722	$4,400,020	$4,279,738	$4,033,081	$3,898,582
Long-term obligations (a)	$1,922,956	$1,013,735	$1,587,150	$1,508,407	$1,451,967

(a) Includes long-term debt (excluding currently maturing debt).

	2019	2018	2017	2016	2015
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$658	$674	$636	$613	$633
Commercial	343	381	378	356	369
Industrial	373	394	384	365	372
Governmental	22	25	25	24	25
Total billed retail	1,396	1,474	1,423	1,358	1,399
Sales for resale:
Associated companies	52	59	58	178	259
Non-associated companies	7	39	22	40	14
Other	34	34	42	40	35
Total	$1,489	$1,606	$1,545	$1,616	$1,707

Billed Electric Energy Sales (GWh):
Residential	6,039	6,135	5,716	5,836	5,889
Commercial	4,667	4,747	4,548	4,570	4,548
Industrial	8,043	8,052	7,521	7,493	7,036
Governmental	259	286	273	283	276
Total retail	19,008	19,220	18,058	18,182	17,749
Sales for resale:
Associated companies	1,472	1,516	1,534	4,625	5,853
Non-associated companies	343	962	729	1,086	254
Total	20,823	21,698	20,321	23,893	23,856

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

Results of Operations

2019 Compared to 2018

Net Income

Net income increased $5 million primarily due to the increase in operating revenues resulting from changes in rate base, as compared to prior year, and a lower effective income tax rate, after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes.

Income Taxes

The effective income tax rates were 13.4% for 2019 and (102.7%) for 2018. The difference in the effective income tax rate of 13.4% versus the federal statutory rate of 21% for 2019 was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. The difference in the effective income tax rate of (102.7%) versus the federal statutory rate of 21% for 2018 was primarily due to the amortization of excess accumulated deferred income taxes. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in System Energy’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of results of operations for 2018 compared to 2017.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Tax Act on 2017, 2018, and 2019 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 2 to the financial statements discusses the regulatory proceedings that have considered the effects of the Tax Act.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
	(In Thousands)
Cash and cash equivalents at beginning of period	$95,685	$287,187	$245,863

Net cash provided by (used in):
Operating activities	300,141	101,328	371,278
Investing activities	(119,553)	(286,161)	(174,250)
Financing activities	(207,739)	(6,669)	(155,704)
Net increase (decrease) in cash and cash equivalents	(27,151)	(191,502)	41,324

Cash and cash equivalents at end of period	$68,534	$95,685	$287,187

2019 Compared to 2018

Operating Activities

Net cash flow provided by operating activities increased $198.8 million in 2019 primarily due to:

•	the decrease in the return of the unprotected excess accumulated deferred income taxes in 2018;

•	a decrease in spending of $48.5 million on nuclear refueling outages in 2019 as compared to prior year; and

•	a decrease of $51.7 million in income taxes paid in 2019. System Energy made income tax payments of $54 million in 2018 in accordance with an intercompany income tax allocation agreement.

Investing Activities

Net cash flow used in investing activities decreased by $166.6 million in 2019 primarily due to:

•
a decrease of $102.7 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	money pool activity; and

•	a decrease of $28.4 million in nuclear construction expenditures as a result of spending in 2018 on Grand Gulf outage projects.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $47.8 million in 2019 compared to decreasing by $4.5 million in 2018.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $201.1 million in 2019 primarily due to:

•	the issuance in March 2018 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity;

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

•
an increase of $56.5 million in common stock dividends and distributions in 2019. Common stock dividends and distributions were lower in 2018 in anticipation of the excess accumulated deferred income taxes being returned to customers as a result of the Tax Cuts and Jobs Act; and

•
net repayments of $82.3 million of long-term borrowings in 2019 compared to net borrowings of $63.9 million of long-term borrowings in 2018 on the nuclear fuel company variable interest entity’s credit facility.

The increase was partially offset by:

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

See Note 5 to the financial statements for additional details of long-term debt.

2018 Compared to 2017

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in System Energy’s Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of operating, investing, and financing cash flow activities for 2018 compared to 2017.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to a decrease in long-term debt outstanding, partially offset by a decrease in retained earnings.

	December 31, 2019	December 31, 2018
Debt to capital	43.5%	46.1%
Effect of subtracting cash	(3.3%)	(4.0%)
Net debt to net capital	40.2%	42.1%

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

System Energy seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the capital structure.  To the extent that operating cash flows are insufficient to support planned investments, System Energy may issue incremental debt or reduce dividends, or both, to maintain its capital structure.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Uses of Capital

System Energy requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel costs; and

•	dividend, distribution, and interest payments.

Following are the amounts of System Energy’s planned construction and other capital investments.

	2020	2021	2022
	(In Millions)
Planned construction and capital investment:
Generation	$165	$80	$145
Utility Support	5	15	15
Total	$170	$95	$160

Following are the amounts of System Energy’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2020	2021-2022	2023-2024	After 2024	Total
	(In Millions)
Long-term debt (a)	$35	$326	$287	$206	$854
Purchase obligations (b)	$32	$54	$47	$—	$133

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For System Energy, it includes nuclear fuel purchase obligations.

In addition to the contractual obligations given above, System Energy expects to contribute approximately $10.5 million to its qualified pension plans and approximately $21 thousand to other postretirement health care and life insurance plans in 2020, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020. See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, System Energy has $464.9 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

System Energy’s receivables from the money pool were as follows as of December 31 for each of the following years.

2019	2018	2017	2016
(In Thousands)
$59,298	$107,122	$111,667	$33,809

See Note 4 to the financial statements for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in September 2021. As of December 31, 2019, $31.6 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%, which was established in a rate proceeding that became final in July 2001.

The APSC and MPSC complaint alleges that the return on equity is unjust and unreasonable because capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017 as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. In September 2017 the FERC established a refund effective date of January 23, 2017 and directed the parties to engage in settlement proceedings before an ALJ. The parties have been unable to settle the return on equity issue and a FERC hearing judge was assigned in July 2018. The 15-month refund period in connection with the APSC/MPSC complaint expired on April 23, 2018.

In April 2018 the LPSC filed a complaint with the FERC against System Energy seeking an additional 15-month refund period.  The LPSC complaint requests similar relief from the FERC with respect to System Energy’s return on equity and also requests the FERC to investigate System Energy’s capital structure.  The APSC, MPSC, and City Council intervened in the proceeding, filed an answer expressing support for the complaint, and asked the FERC to consolidate this proceeding with the proceeding initiated by the complaint of the APSC and MPSC in January 2017. System Energy answered the LPSC complaint in May 2018 and also filed a motion to dismiss the complaint. The 15-month refund period in connection with the LPSC return on equity complaint expired on July 26, 2019.

In August 2018 the FERC issued an order dismissing the LPSC’s request to investigate System Energy’s capital structure and setting for hearing the return on equity complaint, with a refund effective date of April 27, 2018. The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The parties are required to address an order (issued in a separate proceeding involving New England transmission owners) that proposed modifying the FERC’s standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC initiated a new proceeding for the amended capital structure complaint, and System Energy submitted a response in October 2018. In January 2019 the FERC set the amended complaint for settlement and hearing proceedings. Settlement proceedings in the capital structure proceeding commenced in February 2019. As noted below, in June 2019 settlement discussions were terminated and the amended capital structure complaint was consolidated with the ongoing return on equity proceeding. The 15-month refund period in connection with the capital structure complaint is from September 24, 2018 to December 23, 2019.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

Also in June 2019, the FERC’s Chief ALJ issued an order terminating settlement discussions in the amended complaint addressing System Energy’s capital structure. The ALJ consolidated the amended capital structure complaint with the ongoing return on equity proceeding and set new procedural deadlines for the consolidated hearing.

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

In November 2019, in a proceeding that did not involve Entergy, the FERC issued an order addressing the methodology for determining the return on equity applicable to transmission owners in MISO. Thereafter, the participants the System Energy proceeding agreed to amend the procedural schedule to allow the participants to file testimony addressing the order in the MISO transmission owner proceeding. Under the new schedule, the hearing in the System Energy proceeding will commence in June 2020 and the initial decision will be due in October 2020.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

In June 2018, System Energy and Entergy Services filed a motion to dismiss and an answer to the LPSC complaint denying that System Energy’s treatment of the sale-leaseback renewal and capital additions violated the terms of the filed rate or any other FERC ratemaking, accounting, or legal requirements or otherwise constituted double recovery. The response also argued that the complaint is inconsistent with a FERC-approved settlement to which the LPSC is a party and that explicitly authorizes System Energy to recover its lease payments. Finally, the response argued that both the capital additions and the sale-leaseback renewal were prudent investments and the LPSC complaint fails to justify any disallowance or refunds. The response also offered to submit formula rate protocols for the Unit Power Sales Agreement similar to the procedures used for reviewing transmission rates under the MISO tariff. In September 2018 the FERC issued an order setting the complaint for hearing and settlement proceedings. The FERC established a refund effective date of May 18, 2018.

In February 2019 the presiding ALJ ruled that the hearing ordered by the FERC includes the issue of whether specific subcategories of accumulated deferred income tax should be included in, or excluded from, System Energy’s formula rate. In March 2019 the LPSC, MPSC, APSC and City Council filed direct testimony. The LPSC testimony seeks refunds that include the renewal lease payments (approximately $17.2 million per year since July 2015), rate base reductions for accumulated deferred income tax associated with uncertain tax positions (claimed to be approximately $334.5 million as of December 2018), and the cost of capital additions associated with the sale-leaseback interest (claimed to be approximately $274.8 million), as well as interest on those amounts. The direct testimony of the City Council and the APSC and MPSC address various issues raised by the LPSC. System Energy disputes that any refunds are owed for billings under the Unit Power Sales Agreement.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

A hearing was held before a FERC ALJ in November 2019 and the initial decision is due in April 2020.

Unit Power Sales Agreement

In August 2017, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. The filing proposes limited amendments to the Unit Power Sales Agreement to adopt (1) updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses and (2) updated nuclear decommissioning cost annual revenue requirements, both of which are recovered through the Unit Power Sales Agreement rate formula. The amendments result in lower charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. The changes were based on updated depreciation and nuclear decommissioning studies that take into account the renewal of Grand Gulf’s operating license for a term through November 1, 2044.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2020 Qualified Pension Cost	Impact on 2019 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$737	$10,902
Rate of return on plan assets	(0.25%)	$666	$—
Rate of increase in compensation	0.25%	$422	$2,072

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2020 Postretirement Benefit Cost	Impact on 2019 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$31	$1,507
Health care cost trend	0.25%	$64	$1,164

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for System Energy in 2019 was $12.3 million.  System Energy anticipates 2020 qualified pension cost to be $17.6 million.  System Energy contributed $20.2 million to its qualified pension plans in 2019 and estimates 2020 pension contributions will approximate $10.5 million, although the 2020 required pension contributions will be known with more certainty when the January 1, 2020 valuations are completed, which is expected by April 1, 2020.

Total postretirement health care and life insurance benefit income for System Energy in 2019 was $1 million. System Energy expects 2020 postretirement health care and life insurance benefit income to approximate $1.3 million. System Energy contributed $829 thousand to its other postretirement plans in 2019 and expects 2020 contributions to approximate $21 thousand.

Other Contingencies

See “Other Contingencies” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the estimates associated with environmental, litigation, and other risks.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of
System Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of income, cash flows, and changes in common equity (pages 425 through 430 and applicable items in pages 49 through 236), for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 21, 2020

We have served as the Company’s auditor since 2001.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)

OPERATING REVENUES
Electric	$573,410	$456,707	$633,458

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	82,438	64,778	71,700
Nuclear refueling outage expenses	33,376	20,715	17,968
Other operation and maintenance	206,444	196,505	207,344
Decommissioning	35,729	34,336	43,347
Taxes other than income taxes	29,018	28,090	26,180
Depreciation and amortization	106,630	97,527	137,767
Other regulatory credits - net	(35,210)	(28,924)	(37,831)
TOTAL	458,425	413,027	466,475

OPERATING INCOME	114,985	43,680	166,983

OTHER INCOME
Allowance for equity funds used during construction	8,709	8,750	6,345
Interest and investment income	29,488	35,985	17,538
Miscellaneous - net	(5,516)	(5,775)	(6,711)
TOTAL	32,681	38,960	17,172

INTEREST EXPENSE
Interest expense	35,328	38,424	37,141
Allowance for borrowed funds used during construction	(2,131)	(2,218)	(1,551)
TOTAL	33,197	36,206	35,590

INCOME BEFORE INCOME TAXES	114,469	46,434	148,565

Income taxes	15,349	(47,675)	69,969

NET INCOME	$99,120	$94,109	$78,596

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)
OPERATING ACTIVITIES
Net income	$99,120	$94,109	$78,596
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	212,170	186,719	240,962
Deferred income taxes, investment tax credits, and non-current taxes accrued	95	24,040	7,827
Changes in assets and liabilities:
Receivables	(23,382)	18,169	9,210
Accounts payable	18,204	(7,067)	15,969
Prepaid taxes and taxes accrued	19,247	(51,999)	62,466
Interest accrued	(1,302)	(94)	(660)
Other working capital accounts	15,879	(45,415)	12,083
Other regulatory assets	(43,712)	(2,044)	60,012
Other regulatory liabilities	130,949	(156,802)	331,251
Deferred tax rate change recognized as regulatory liability/asset	—	—	(325,707)
Pension and other postretirement liabilities	11,177	(23,235)	4,024
Other assets and liabilities	(138,304)	64,947	(124,755)
Net cash flow provided by operating activities	300,141	101,328	371,278
INVESTING ACTIVITIES
Construction expenditures	(166,695)	(194,696)	(91,705)
Allowance for equity funds used during construction	8,709	8,750	6,345
Nuclear fuel purchases	(18,170)	(125,272)	(49,728)
Proceeds from the sale of nuclear fuel	26,223	30,634	69,516
Proceeds from nuclear decommissioning trust fund sales	500,384	573,561	565,416
Investment in nuclear decommissioning trust funds	(517,828)	(583,683)	(596,236)
Changes in money pool receivable - net	47,824	4,545	(77,858)
Net cash flow used in investing activities	(119,553)	(286,161)	(174,250)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,103,917	741,785	150,100
Retirement of long-term debt	(1,187,406)	(662,904)	(150,103)
Changes in short-term credit borrowings - net	—	(17,830)	(49,063)
Common stock dividends and distributions	(124,250)	(67,720)	(106,610)
Other	—	—	(28)
Net cash flow used in financing activities	(207,739)	(6,669)	(155,704)
Net increase (decrease) in cash and cash equivalents	(27,151)	(191,502)	41,324
Cash and cash equivalents at beginning of period	95,685	287,187	245,863
Cash and cash equivalents at end of period	$68,534	$95,685	$287,187
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$21,052	$17,183	$26,251
Income taxes	$2,284	$53,956	($2,227)
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2019	2018
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$93	$68
Temporary cash investments	68,441	95,617
Total cash and cash equivalents	68,534	95,685
Accounts receivable:
Associated companies	121,972	148,571
Other	7,547	5,390
Total accounts receivable	129,519	153,961
Materials and supplies - at average cost	108,766	97,225
Deferred nuclear refueling outage costs	14,493	44,424
Prepaid taxes	—	5,415
Prepayments and other	6,045	2,985
TOTAL	327,357	399,695

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,054,098	869,543
TOTAL	1,054,098	869,543

UTILITY PLANT
Electric	5,070,859	5,036,116
Construction work in progress	164,996	70,156
Nuclear fuel	149,574	234,889
TOTAL UTILITY PLANT	5,385,429	5,341,161
Less - accumulated depreciation and amortization	3,285,487	3,212,080
UTILITY PLANT - NET	2,099,942	2,129,081

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	490,083	446,371
Accumulated deferred income tax	8,023	—
Other	3,192	4,124
TOTAL	501,298	450,495

TOTAL ASSETS	$3,982,695	$3,848,814

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2019	2018
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$10	$6
Accounts payable:
Associated companies	14,619	11,031
Other	64,144	47,565
Taxes accrued	13,832	—
Interest accrued	11,993	13,295
Current portion of unprotected excess accumulated deferred income taxes	—	4,426
Other	3,381	2,832
TOTAL	107,979	79,155

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	821,963	805,296
Accumulated deferred investment tax credits	40,181	38,673
Regulatory liability for income taxes - net	142,845	158,998
Other regulatory liabilities	533,415	381,887
Decommissioning	931,729	896,000
Pension and other postretirement liabilities	109,816	98,639
Long-term debt	548,097	630,744
Other	34,602	22,224
TOTAL	3,162,648	3,032,461

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2019 and 2018	601,850	601,850
Retained earnings	110,218	135,348
TOTAL	712,068	737,198

TOTAL LIABILITIES AND EQUITY	$3,982,695	$3,848,814

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2019, 2018, and 2017

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2016	$679,350	$59,473	$738,823
Net income	—	78,596	78,596
Common stock dividends and distributions	(21,000)	(85,610)	(106,610)
Balance at December 31, 2017	$658,350	$52,459	$710,809
Net income	—	94,109	94,109
Common stock dividends and distributions	(56,500)	(11,220)	(67,720)
Balance at December 31, 2018	$601,850	$135,348	$737,198
Net income	—	99,120	99,120
Common stock dividends and distributions	—	(124,250)	(124,250)
Balance at December 31, 2019	$601,850	$110,218	$712,068

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2019	2018	2017	2016	2015
	(Dollars In Thousands)

Operating revenues	$573,410	$456,707	$633,458	$548,291	$632,405
Net income	$99,120	$94,109	$78,596	$96,744	$111,318
Total assets	$3,982,695	$3,848,814	$3,938,887	$3,927,712	$3,728,875
Long-term obligations (a)	$548,097	$630,744	$466,484	$501,129	$572,665
Electric energy sales (GWh)	9,940	6,264	6,675	5,384	10,547

(a) Includes long-term debt (excluding currently maturing debt).

Item 2.   Properties

Information regarding the registrant’s properties is included in Part I. Item 1. - Entergy’s Business under the sections titled “Utility - Property and Other Generation Resources” and “Entergy Wholesale Commodities - Property” in this report.

Item 3.   Legal Proceedings

Details of the registrant’s material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2019 are discussed in Part I. Item 1. - Entergy’s Business under the sections titled “Retail Rate Regulation,” “Environmental Regulation,” and “Litigation” and “Impairment of Long-lived Assets” in Note 14 to the financial statements.

Item 4.   Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
Leo P. Denault (a)	60	Chairman of the Board and Chief Executive Officer of Entergy Corporation	2013-Present

A. Christopher Bakken, III (a)	58	Executive Vice President and Chief Nuclear Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy	2016-Present
		Project Director, Hinkley Point C of EDF Energy	2009-2016

Marcus V. Brown (a)	58	Executive Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-Present

Andrew S. Marsh (a)	48	Executive Vice President and Chief Financial Officer of Entergy Corporation	2013-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-Present
		Chief Financial Officer of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2014-Present

Name	Age	Position	Period
Roderick K. West (a)	51	Group President Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2017-Present
		President, Chief Executive Officer, and Director of System Energy	2017-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2017-Present
		President and Chief Executive Officer of Entergy New Orleans	2018
		Executive Vice President of Entergy Corporation	2010-2017
		Chief Administrative Officer of Entergy Corporation	2010-2016

Paul D. Hinnenkamp (a)	58	Executive Vice President and Chief Operating Officer of Entergy Corporation	2017-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2015-Present
		Senior Vice President and Chief Operating Officer of Entergy Corporation	2015-2017
		Senior Vice President, Capital Project Management and Technology of Entergy Services, Inc.	2015
		Vice President, Capital Project Management and Technology of Entergy Services, Inc.	2013-2015

Kimberly A. Fontan (a)	46	Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2019-Present
		Vice President, System Planning of Entergy Services, Inc.	2017-2019
		Vice President, Regulatory Services of Entergy Services, Inc.	2015-2017
		Vice President, Regulatory Affairs of Entergy Louisiana	2014-2015

Peter S. Norgeot, Jr. (a)	54	Senior Vice President, Transformation of Entergy Corporation	2018-Present
		Senior Vice President, Power Generation of Entergy Services	2017-2018
		Vice President, Fossil Generation of Entergy Services	2015-2017
		Vice President, Power Plant Operations, Steam of Entergy Services	2014-2015

Julie E. Harbert (a)	46	Senior Vice President, Corporate Business Services of Entergy Corporation	2019-Present
		Vice President, Shared Services of Entergy Services, Inc.	2017-2019
		Senior Vice President, Global Business Services of Philips Health Tech	2015-2017
		Vice President and Group Head of Operations, Global Shared Services of IBM	2014

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors. Each officer’s age and title are provided as of December 31, 2019.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation’s common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR. As of January 31, 2020, there were 23,696 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2019 - 10/31/2019	—	$—	—	$350,052,918
11/01/2019 - 11/30/2019	—	$—	—	$350,052,918
12/01/2019 - 12/31/2019	—	$—	—	$350,052,918
Total	—	$—	—

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2019, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

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

Each Registrant’s management assessed the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2019.  In making this assessment, each Registrant’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The 2013 COSO Framework was utilized for management’s assessment.

Based on each management’s assessment and the criteria set forth by the 2013 COSO Framework, each Registrant’s management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2019.

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

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2019 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2019, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Corporation and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 21, 2020

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Proposal 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 8, 2020, and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period
Entergy Arkansas, LLC

Directors
Laura R. Landreaux	46	President and Chief Executive Officer of Entergy Arkansas	2018-Present
		Director of Entergy Arkansas	2018-Present
		Operational Finance Director of Entergy Arkansas	2017-2018
		Vice President, Regulatory Affairs of Entergy Arkansas	2014-2017

Paul D. Hinnenkamp		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
A. Christopher Bakken, III		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Leo P. Denault		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Paul D. Hinnenkamp		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Laura R. Landreaux		See information under the Entergy Arkansas Directors Section above.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY LOUISIANA, LLC
Directors
Phillip R. May, Jr.	57	President and Chief Executive Officer of Entergy Louisiana	2013-Present
		Director of Entergy Louisiana	2013-Present

Paul D. Hinnenkamp		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
A. Christopher Bakken, III		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Leo P. Denault		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Paul D. Hinnenkamp		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Phillip R. May, Jr.		See information under the Entergy Louisiana Directors Section above.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY MISSISSIPPI, LLC
Directors
Haley R. Fisackerly	54	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present

Paul D. Hinnenkamp		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Leo P. Denault	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Haley R. Fisackerly	See information under the Entergy Mississippi Directors Section above.
Paul D. Hinnenkamp	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West	See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY NEW ORLEANS, LLC
Directors
David D. Ellis	51	President and Chief Executive Officer of Entergy New Orleans	2018-Present
		Director of Entergy New Orleans	2018-Present
		President and Chief Executive Officer, Global Power Technologies	2018
		Managing Director and Chairman of Comverge International, Inc.	2010-2017

Paul D. Hinnenkamp		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Leo P. Denault	See information under the Information about Executive Officers of Entergy Corporation in Part I.
David D. Ellis	See information under the Entergy New Orleans Directors Section above.
Paul D. Hinnenkamp	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West	See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY TEXAS, INC.
Directors
Sallie T. Rainer	57	President and Chief Executive Officer of Entergy Texas	2012-Present
		Director of Entergy Texas	2012-Present

Paul D. Hinnenkamp		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Leo P. Denault	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Paul D. Hinnenkamp	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Sallie T. Rainer	See information under the Entergy Texas Directors Section above.
Roderick K. West	See information under the Information about Executive Officers of Entergy Corporation in Part I.

The directors and officers of Entergy Texas are elected annually to serve by the unanimous consent of its sole common stockholder. The directors and officers of Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC and Entergy New Orleans, LLC are elected annually to serve by the unanimous consent of the sole common membership owner, Entergy Utility Holding Company, LLC. Entergy Corporation’s directors are elected annually at the annual meeting of shareholders.  Entergy Corporation’s officers are elected at the annual organizational meeting of the Board of Directors, which immediately follows the annual meeting of shareholders. The age of each officer and director for whom information is presented above is as of December 31, 2019.

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
M. Elise Hyland
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

Item 11.  Executive Compensation

ENTERGY CORPORATION

Information concerning compensation earned by the directors and officers of Entergy Corporation is set forth in its Proxy Statement, to be filed in connection with the Annual Meeting of Shareholders to be held May 8, 2020, under the headings “Compensation Discussion and Analysis,” “Annual Compensation Risk Assessment,” “Executive Compensation Tables,” “Pay Ratio Disclosure,” “Our 2020 Director Nominees,” and “2019 Non-Employee Director Compensation,” all of which information is incorporated herein by reference. References in this section to the “Company” refer to Entergy Corporation.

ENTERGY ARKANSAS, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

In this section, the compensation earned in 2019 by the following executive officers (referred to herein as “Named Executive Officers”) is discussed.

Name(1)	Title
A. Christopher Bakken, III	Executive Vice President, Nuclear Operations/Chief Nuclear Officer
Marcus V. Brown	Executive Vice President and General Counsel
Leo P. Denault	Chairman of the Board and Chief Executive Officer
David D. Ellis	President and Chief Executive Officer, Entergy New Orleans
Haley R. Fisackerly	President and Chief Executive Officer, Entergy Mississippi
Laura R. Landreaux	President and Chief Executive Officer, Entergy Arkansas
Andrew S. Marsh	Executive Vice President and Chief Financial Officer Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Phillip R. May, Jr.	President and Chief Executive Officer, Entergy Louisiana
Sallie T. Rainer	President and Chief Executive Officer, Entergy Texas
Roderick K. West	Group President Utility Operations

(1)
Messrs. Bakken, Brown, Denault, Marsh, and West hold the positions referenced above as executive officers of Entergy Corporation and are members of Entergy Corporation’s Office of the Chief Executive. No additional compensation was paid in 2019 to any of these officers for their service as Named Executive Officers of the Utility operating companies.

Entergy Corporation’s Executive Compensation Programs and Practices

Entergy Corporation regularly reviews its executive compensation programs to align them with commonly viewed best practices in the market and to reflect feedback from discussions with investors on executive compensation.

Entergy Corporation’s Compensation Principles and Philosophy

Entergy Corporation’s executive compensation programs are based on a philosophy of pay for performance that is embodied in the design of its annual and long-term incentive plans. It believes the executive pay programs:

•	Motivate its management team to drive strong financial and operational results.

•	Attract and retain a highly experienced and successful management team.

•
Incentivize and reward the achievement of financial and operational metrics that are deemed by the Personnel Committee to be consistent with the overall goals and strategic direction that the Board has approved for Entergy Corporation.

•
Align the interests of the executives and Entergy Corporation shareholders by directly tying the value of equity-based awards to Entergy Corporation’s stock price performance, relative total shareholder return and earnings growth.

•	Create sustainable value for the benefit of all of Entergy Corporation’s stakeholders, including its owners, customers, employees and communities.

 Executive Compensation Best Practices:

What Entergy Corporation Does	*	Executive compensation programs are highly correlated to performance and focused on long-term value creation
	*	Double trigger for cash severance payments and equity acceleration in the event of a change in control
	*	Clawback policy
	*	Maximum payout capped at 200% of target under the Annual Incentive Plan and Long-Term Performance Unit Program for members of the Office of the Chief Executive
	*	Rigorous goal setting aligned with externally disclosed annual and multi-year financial targets
	*	Minimum vesting periods for equity-based awards
	*	Long-term compensation mix weighted more toward performance units than service-based equity awards
	*	All long-term incentive compensation is settled in Entergy Corporation common stock
	*	Rigorous stock ownership and share retention requirements
	*	Annual Say on Pay vote
What Entergy Corporation Doesn’t Do	*	No 280G tax “gross up” payments in the event of a change in control
	*	No tax “gross up” payments on any executive perquisites for members of the Office of the Chief Executive, other than relocation benefits
	*	No option repricing or cash buy-outs for underwater options without shareholder approval
	*	No agreements providing for severance payments to executive officers that exceed 2.99 times annual base salary and annual incentive awards without shareholder approval
	*	No unusual or excessive perquisites
	*	No hedging or pledging of Entergy Corporation common stock
	*	No fixed term employment agreements
	*	No new officer participation in the System Executive Retirement Plan
	*	No grants of supplemental service credit to newly-hired officers under any of Entergy Corporation’s non-qualified retirement plans
2019 Executive Compensation Program Changes

During 2019, the following changes were made to Entergy Corporation’s executive officer compensation programs:

Annual Incentive Plan

In recognition of Entergy Corporation’s successful execution on its strategy to exit the Entergy Wholesale Commodities merchant power business, Entergy Corporation decided to establish a new, single earnings measure not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) for guidance and investor reporting purposes that would better reflect its ongoing business and respond to feedback received from investors on the earnings measures on which Entergy Corporation had previously reported and guided. This new measure, Entergy Adjusted Earnings Per Share (“ETR Adjusted EPS”), adjusts the Company’s as reported (GAAP) earnings per share results to eliminate the impact of its Entergy Wholesale Commodities merchant power business, significant tax items and other non-routine items. With this change in the external guidance measure, and given the Personnel Committee’s desire to maintain an appropriate degree of alignment between the Company’s externally communicated earnings targets and the targets under the annual incentive plan, the committee adopted new performance measures to determine the maximum funding level of the annual incentive plan with each performance measure weighted equally:

•
The earnings measure, ETR Tax Adjusted EPS, is based on the externally reported ETR Adjusted EPS, which is then adjusted to add back the effect of significant tax items, and to eliminate the effect of major storms, the resolution of certain unresolved regulatory litigation matters, changes in federal income tax law and unrealized gains or losses on equity securities (the “Pre-Determined Exclusions”).

•
The cash flow measure, ETR Adjusted Operating Cash Flow is calculated based on Entergy Corporation’s as-reported (GAAP) operating cash flow, adjusted to eliminate the effect of any Pre-Determined Exclusions.

Long-Term Incentives

In keeping with the change in Entergy Corporation’s external guidance measure, the committee also adopted a new earnings measure for use in measuring performance under the Long-Term Performance Unit Program. In particular, the committee decided that, for the 2019-2021 the Long-Term Performance Unit Program period, the performance measures will be (1) cumulative ETR Adjusted EPS, adjusted to eliminate the effect of any Pre-Determined Exclusions; and (2) relative total shareholder return with relative total shareholder return weighted eighty percent and cumulative ETR Adjusted EPS accounting for the remaining twenty percent.
Short-Term and Long-Term Incentive Targets Tailored to Role

Beginning in 2019, the short and long-term incentive targets for officers who are members of Entergy Corporation’s Office of the Chief Executive are being determined based on job-specific market data for the officer’s role. Previously, the targets were the average of the market data for the officers within a specific management level, without regard to the officer’s specific job functions. The targets for the Named Executive Officers who are Presidents of the Utility operating companies continue to be determined based on the average of the market data for the officers within a specific management level, without regard to their specific job function. Entergy Corporation believes that this change for the members of the Office of the Chief Executive will help assure that each officer’s incentive targets are market competitive with respect to the officer’s particular role.

2019 Incentive Pay Outcomes

Entergy Corporation believes the 2019 incentive pay outcomes for the Named Executive Officers demonstrated the application of Entergy Corporation’s pay for performance philosophy.

Annual Incentive Plan

Awards under the Executive Annual Incentive Plan, or Annual Incentive Plan, are tied to Entergy Corporation’s financial and operational performance through the Entergy Achievement Multiplier (“EAM”), which is the performance metric used to determine the maximum funding available for awards under the plan. The 2019 EAM was determined based on the two equally weighted performance metrics discussed in the “2019 Executive Compensation Program Changes” section above.

2019 Annual Incentive Plan Payout

For 2019, the Personnel Committee, based on the recommendation of the Finance Committee, determined that management exceeded its ETR Tax Adjusted EPS goal of $5.30 per share by $1.23 per share and fell short of its ETR Adjusted Operating Cash Flow goal of $3.1 billion by approximately $134 million. Based on the targets and ranges previously established by the Personnel Committee, these results resulted in a calculated EAM of 139%.

Long-Term Performance Unit Program

Under the Long-Term Performance Unit Program, units are granted with performance measured over a three-year period based on Entergy Corporation’s total shareholder return in relation to the total shareholder return of the companies included in the Philadelphia Utility Index. Payouts, if any, are based on Entergy Corporation’s performance on these measures against pre-established performance goals.

Long-Term Performance Unit Program Payout

For the three-year performance period ending in 2019, Entergy Corporation’s total shareholder return was in the top quartile of the companies in the Philadelphia Utility Index, yielding a payout of 200% of target for the Named Executive Officers. Payouts were made in shares of Entergy Corporation stock which are required to be held by the executive officers until they satisfy the executive stock ownership guidelines.

What Entergy Corporation Pays and Why

Competitive Positioning

Market Data for Compensation Comparison

Annually, the Personnel Committee reviews:

•	Published and private compensation survey data compiled by Pay Governance, LLC (“Pay Governance”), the Personnel Committee’s independent compensation consultant;

•	Both utility and general industry data to determine total cash compensation (base salary and annual incentive) for non-industry specific roles;

•	Data from utility companies to determine total cash compensation for management roles that are utility-specific, such as Group President, Utility Operations; and

•	Utility market data to determine long-term incentives for all positions.

How the Personnel Committee Uses the Market Data

The Personnel Committee uses this survey data to develop compensation opportunities that are designed to deliver total target compensation within a targeted range of approximately the 50th percentile of the surveyed companies in the aggregate. In most cases, the committee considers its objectives to have been met if Entergy Corporation’s Chief Executive Officer and the eight other executive officers (including the applicable Named Executive Officers) who constitute the Office of the Chief Executive each has a target compensation opportunity that falls within a targeted range of 85% - 115% of the 50th percentile of the survey data. In general, compensation levels for an executive officer who is new to a position tend to be at the lower end of the competitive range, while seasoned executive officers with strong performance who are viewed as critical to retain would be positioned at the higher end of the competitive range. Generally, differences in the levels of total direct compensation among the Named Executive Officers are primarily driven by the scope of their responsibilities, differences in the competitive market pay range for similar positions and considerations of internal pay equity.

Proxy Peer Group

Although the survey data described above are the primary data used in benchmarking compensation, the committee uses compensation information from the companies included in the Philadelphia Utility Index to evaluate the overall reasonableness of Entergy Corporation’s compensation programs and to determine relative total shareholder return for the 2017-2019 Long-Term Performance Unit Program awards. Companies included in the Philadelphia Utility Index at the time the proxy data was compiled were as follows:

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

Principal Executive Compensation Elements

The following table summarizes the elements of total direct compensation (“TDC”) granted or paid to the executive officers under the 2019 executive compensation programs. The programs use a mix of fixed and variable compensation elements and are designed to provide alignment with both short- and long-term business goals through annual and long-term incentives. An executive officer’s TDC is based primarily on corporate performance, market-based compensation levels and individual performance with each of these elements reviewed annually for each Named Executive Officer.

Compensation Component	Primary Purpose	Performance Measured	Performance Period
Base Salary (Cash)	Provides a base level of competitive cash compensation for executive talent.	Experience, job scope, market data, individual performance and internal equity	Annual
Annual Incentive (Cash)	Motivates and rewards executives for performance on key financial measures during the year.	ETR Tax Adjusted EPS ETR Adjusted Operating Cash Flow	1 year
Long-Term Performance Unit Program (Equity)	Focuses the executives on growing earnings and building long-term shareholder value and increases the executives’ ownership in Entergy Corporation common stock.	Relative total shareholder return Cumulative ETR Adjusted EPS	3 years
Stock Options (Equity)	Align interests of executives with long-term shareholder value, provide competitive compensation, and increase the executives’ ownership in Entergy Corporation’s common stock.	Stock price, job scope, market data, and individual performance	3 years
Restricted Stock (Equity)
Aligns interests of executives with long-term shareholder value, provides competitive compensation, retains executive talent and increases the executives’ ownership in Entergy Corporation’s common stock.
		Stock price, job scope, market data, and individual performance	3 years

Fixed Compensation

Base Salary

The Personnel Committee determines the base salaries for all of the Named Executive Officers who are members of the Office of the Chief Executive based on competitive compensation data, performance considerations, and advice provided by the committee’s independent compensation consultant. For the other Named Executive Officers, their salaries are established by their immediate supervisors using the same criteria. The base salaries of the Named Executive Officers are considered annually as part of the performance review process, and upon a Named Executive Officer’s promotion or other change in job responsibilities. In 2019, all of the Named Executive Officers, other than Mr. Denault, received merit increases in their base salaries ranging from approximately 2.5% to 4.5%. In 2019, Mr. Denault did not receive a merit increase in his base salary. Instead, the Personnel Committee increased Mr. Denault’s TDC by increasing his annual and long-term incentive target opportunities; thus, increasing the share of his compensation that is “at risk.” The increases in base salary were based on the market data previously discussed in this CD&A under “What Entergy Corporation Pays and Why.”

The following table sets forth the 2018 and 2019 base salaries for the Named Executive Officers. Changes in base salaries for 2019 were effective in April.

Named Executive Officer	2018 Base Salary	2019 Base Salary
A. Christopher Bakken, III	$638,125	$654,078
Marcus V. Brown	$650,000	$666,250
Leo P. Denault	$1,260,000	$1,260,000
David D. Ellis	$305,000	$313,388
Haley R. Fisackerly	$365,959	$376,023
Laura R. Landreaux	$308,000	$316,470
Andrew S. Marsh	$622,000	$650,000
Phillip R. May, Jr.	$381,550	$392,043
Sallie T. Rainer	$338,123	$347,422
Roderick K. West	$696,598	$714,013

Variable Compensation

Short-Term Incentive Compensation

Annual Incentive Plan

Awards under the Executive Annual Incentive Plan, or Annual Incentive Plan, are tied to Entergy Corporation’s financial and operational performance through the EAM, which is the performance metric used to determine the maximum funding available for awards under the plan. Entergy Corporation uses the following process to determine annual incentive awards:

•
Establish Performance Measures to Determine EAM Pool. Annually, the Personnel Committee engages in a rigorous process to determine the performance measures used to determine the EAM. The Personnel Committee’s goal is to establish measures that are consistent with Entergy Corporation’s strategy and business objectives for the upcoming year, as reflected in its financial plan, and are designed to drive results that represent a high level of achievement. These measures are approved based on a comprehensive review by the full Board of Entergy Corporation’s financial plan, conducted in December of the preceding year and updated in January to reflect key drivers of anticipated changes in performance from the preceding year.

•
Establish Target Achievement Levels. In January, after Entergy Corporation’s financial plan is updated to reflect any changes from that reviewed in December, the Personnel Committee establishes the specific targets that must be achieved for each performance measure. The Personnel Committee also seeks to assure that the targets:

◦	Take into account changes in the business environment and specific challenges facing Entergy Corporation;

◦	Reflect an appropriate balancing of the various risks and opportunities recognized at the time the targets are set; and

◦	Are aligned with external expectations communicated to Entergy Corporation’s shareholders.

•
Establish Named Officer Target Opportunities. In January of each year, the Personnel Committee establishes the target opportunities for the members of the Office of the Chief Executive based on its review of the competitive analysis of job-specific market data prepared by Pay Governance as well as the officer’s role, individual performance and internal equity considerations. For the Named Executive Officers who are members of the Office of the Chief Executive (Messrs. Bakken, Brown, Denault, Marsh and West), target award opportunities are established based on these factors. For the other Named Executive Officers, target award opportunities are determined based on their management level within the Entergy organization. Executive management levels at Entergy Corporation range from ML level 1 through ML level 4 (the “ML 1-4 Officers”). At December 31, 2019, Mr. May held a Level 3 position, and Mr. Ellis, Mr. Fisackerly, Ms. Landreaux and Ms. Rainer held Level 4 positions. Accordingly, their respective incentive award opportunities differ from one another based on either their management level or the external market data developed by the Committee’s independent compensation consultant. The 2019 target opportunities were increased for Mr. Denault, Mr. Marsh and Mr. Brown to align more closely with market data. The target levels for the other Named Executive Officers are comparable to the levels set for 2018.

•
Determine the EAM. After the end of the fiscal year, the Finance and Personnel Committees jointly review Entergy Corporation’s financial results and the Personnel Committee determines the EAM, which represents the level of success in achieving the performance objectives established by the committee and determines the maximum funding level of the annual incentive plan, as a percentage of the total target opportunity.

•
Determine Annual Incentive Awards. To determine individual executive officer awards under the annual incentive plan, the Personnel Committee considers not only each executive’s role in executing on Entergy Corporation’s strategies and delivering the financial performance achieved, but also the individual’s accountability for any challenges the Company experienced during the year.

2019 Targets

Using the process described above, in December 2018, the Personnel Committee decided to use ETR Tax Adjusted EPS and ETR Adjusted Operating Cash Flow, with each measure weighted equally, as the performance measures for determining the 2019 EAM pool. ETR Tax Adjusted EPS is based on ETR Adjusted EPS, which is the primary earnings measure used by the Company externally and the measure on which it provides annual earnings guidance, which is then adjusted to add back the effect of any significant tax items that were excluded to arrive at ETR Adjusted EPS and to eliminate the effects, if any, of the Pre-Determined Exclusions.  ETR Adjusted Operating Cash Flow is calculated based on Entergy Corporation’s as-reported (GAAP) operating cash flow, adjusted to eliminate the effect of any Pre-Determined Exclusions. The Personnel Committee determined that ETR Tax Adjusted EPS and ETR Adjusted Operating Cash Flow were the appropriate metrics to use for this purpose because:

•	They are based on objective financial measures that Entergy Corporation and its investors consider to be important in evaluating its financial performance;

•	They are based on the same metrics we use for internal and external financial reporting; and

•	They provide both discipline and transparency.

The Personnel Committee considered it appropriate to use ETR Tax Adjusted EPS, which adds back the effect of significant tax items that may have been excluded from ETR Adjusted EPS, as the earnings measure because of the significant benefits to Entergy Corporation resulting from such tax items and the management effort required to achieve them. The Personnel Committee also considered the appropriateness of excluding the effect of each of the Pre-Determined Exclusions from each of the financial measures. It viewed the exclusion of major storms as appropriate because although Entergy Corporation includes estimates for storm costs in its financial plan, it does not include estimates for a major storm event, such as a hurricane. The Personnel Committee considered the exclusion of any unanticipated effects of the tax reform legislation adopted at the end of 2017 to be appropriate because of the lingering uncertainty around those effects and the inability of management to impact those results. The Personnel Committee approved the other exclusions from reported results - for the impact of certain legacy unresolved regulatory litigation and unanticipated unrealized gains and losses on securities held by Entergy Corporation’s nuclear decommissioning trusts - primarily because of management’s inability to influence either of the related outcomes.

In determining the targets to set for 2019, the Personnel Committee reviewed anticipated drivers for consolidated operational earnings per share and consolidated operational operating cash flow for 2019 as set forth in Entergy Corporation’s financial plan, as well as factors driving the strong financial performance achieved in 2018. The Personnel Committee confirmed that the proposed plan targets for ETR Tax Adjusted EPS and ETR Adjusted Operating Cash Flow reflected substantial growth in the core weather-adjusted utility earnings and consolidated operating cash flow measures underlying the annual incentive plan targets. The Personnel Committee also considered the potential impact of a wide range of identified risks and opportunities and confirmed that there appeared to be more downside risk than upside opportunity embedded in the financial plan targets and, as a result, the Personnel Committee believed that the related annual incentive plan targets reflected a reasonable degree of challenge.

2019 Performance Assessment

The following table shows the 2019 Incentive Plan targets established by the Personnel Committee and 2019 results:
Annual Incentive Plan Targets and Results

		Performance Goals(1)
	Weight	Minimum	Target	Maximum	2019 Results
ETR Tax Adjusted EPS ($)(2)	50%	$4.77	$5.30	$5.83	$6.53
ETR Adjusted Operating Cash Flow ($ billions)(2)	50%	$2.650	$3.100	$3.550	$2.966
EAM as % of Target		25%	100%	200%	139%

(1)
Payouts for performance between minimum and target achievement levels and between target and maximum achievement levels are calculated using straight-line interpolation. There is no payout for performance below the minimum achievement level.

(2)
ETR Tax Adjusted Earnings Per Share is a different measure than the consolidated operational earnings per share, and ETR Adjusted Operating Cash Flow is a different measure than the consolidated operational operating cash flow used to determine the 2018 annual incentive awards. As a result, the goals and results are not comparable year over year.

In January 2020, the Finance and Personnel Committees jointly reviewed Entergy Corporation’s financial results against the performance objectives reflected in the table above. Management discussed with the committees Entergy Corporation’s ETR Tax Adjusted EPS and ETR Adjusted Operating Cash Flow results for 2019, including primary factors explaining how those results compared to the 2019 business plan and Annual Incentive Plan targets set in January 2019. ETR Tax Adjusted EPS exceeded Entergy Corporation’s ETR Tax Adjusted EPS target of $5.30 per share by $1.23, but management fell short of achieving its ETR Adjusted Operating Cash Flow target of $3.1 billion by approximately $134 million, leading to a calculated EAM of 139%. None of the Pre-Determined Exclusions resulted in any adjustment to ETR Tax Adjusted EPS and ETR Adjusted Operating Cash Flow.

In addition to the foregoing results, the Personnel Committee considered management’s degree of success in achieving various operational and regulatory goals set out at the beginning of the year and in overcoming certain challenges that arose in the business during the course of the year. The Personnel Committee also considered (i) the Entergy Corporation’s degree of success in achieving its published earnings guidance, which it exceeded by $0.10 per share at the midpoint of the original guidance range for ETR Adjusted EPS provided at the beginning of the year and by $0.05 per share at the midpoint of the adjusted guidance range published in July 2019, and (ii) total shareholder return for 2019 in relation to the Philadelphia Utility Index, which placed Entergy Corporation in the top quartile of companies in the index with a total shareholder return of 44.3% for the year. Finally, the committee reviewed the impact on ETR Tax Adjusted EPS and ETR Adjusted Operating Cash Flow of significant tax items that were included in the results and additional pension contributions made during the year beyond those that were required or included in the initial 2019 financial plan. Following this review, the Personnel Committee decided to approve the EAM as calculated in accordance with the plan design.

     To determine individual executive officer awards under the Annual Incentive Plan for the Named Executive Officers who are members of the Office of the Chief Executive, the Personnel Committee considered not only each executive’s role in executing on Entergy Corporation’s strategies and delivering the strong financial performance achieved in 2018, but also the individual’s accountability for certain operational and regulatory challenges it experienced during the year. With these considerations in mind, the committee exercised negative discretion to determine individual awards that ranged from 135% to 137% of target for each of the Named Executive Officers who are members of the Office of the Chief Executive, with the extent of the negative discretion applied varying based on the executive’s specific accountabilities and accomplishments.

After the EAM was established to determine overall funding for the Annual Incentive Plan, Entergy Corporation’s Chief Executive Officer allocated incentive award funding to individual business units based on business unit results.  Individual awards were determined for the remaining Named Executive Officers who are not members of the Office of the Chief Executive by their immediate supervisor based on the individual officer’s key accountabilities, accomplishments, and performance.  This resulted in payouts that ranged from 127% of target to 208% of target for the Named Executive Officers who are not members of the Office of the Chief Executive.

Based on the foregoing evaluation of management performance, the Named Executive Officers received the following Annual Incentive Plan payouts for 2019:

Named Executive Officer	Base Salary	Target as Percentage of Base Salary	Payout as Percentage of Target	2019 Annual Incentive Award
A. Christopher Bakken, III	$654,078	70%	135%	$618,104
Marcus V. Brown	$666,250	75%	137%	$684,573
Leo P. Denault	$1,260,000	140%	137%	$2,416,680
David D. Ellis	$313,388	40%	127%	$159,804
Haley R. Fisackerly	$376,023	40%	183%	$274,570
Laura R. Landreaux	$316,470	40%	208%	$263,523
Andrew S. Marsh	$650,000	80%	137%	$712,400
Phillip R. May, Jr.	$392,043	60%	173%	$407,922
Sallie T. Rainer	$347,422	40%	158%	$219,069
Roderick K. West	$714,013	70%	135%	$674,742

Long-Term Incentive Compensation

Long-term incentive compensation, consisting solely of equity awards in 2019, represents the largest portion of the Named Executive Officers’ compensation. Entergy Corporation’s believes the combination of long-term incentives we employ acts in retaining the senior management team, and aligns the interests of the executive officers with the interests of Entergy Corporation’s shareholders and customers by enhancing executives’ focus on the Company’s long-term goals. In general, Entergy Corporation seeks to allocate the total value of long-term incentive compensation 60% to performance units and 40% to a combination of stock options and restricted stock, equally divided in value, based on the value the compensation model seeks to deliver. Awards for individual Named Executive Officers may vary from this target as a result of individual performance, promotions, and internal pay equity.

2019 Long-Term Incentive Award Mix

Beginning in 2019, a dollar value was established for the target long-term incentive awards for each Named Executive Officer who is a member of the Office of the Chief Executive. The targeted award value for these officers was determined based on market median compensation data for the officer’s role, adjusted to reflect individual performance and internal equity. Previously, the targets for these Named Executive Officers were the average of the market data for the officers within a specific management level, without regard to the officer’s specific job functions. In January 2019, the Personnel Committee approved the 2019 long-term incentive award target values for the Named Executive Officers who are members of the Office of the Chief Executive. This value was then converted into the number of performance units, stock options and shares of restricted stock granted using the allocation described above based on the target grant date value.

In consultation with Entergy Corporation’s Chief Executive Officer, the Personnel Committee reviews each of the other Named Executive Officer’s performance, role and responsibilities, strengths, developmental opportunities and internal equity and allocates awards of restricted stock and stock options to each of these officers based on these factors. Grants of long-term performance units for these Named Executive Officers was determined based on the average of the market data for the officers within a specific management level, without regard to the officer’s specific job function.

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

•
Payouts under this program will not be made for the 2019-2021 performance period if total shareholder return falls within the lowest quartile of the peer companies in the Philadelphia Utility Index and Cumulative Entergy Adjusted EPS is below the minimum performance goal.

•	All shares paid out under the Long-Term Performance Unit Program are required to be retained by Entergy Corporation’s officers until applicable executive stock ownership requirements are met.

The Long-Term Performance Unit Program specifies a minimum, target and maximum achievement level, the achievement of which will determine the number of performance units that may be earned by each participant. For the 2019 - 2021 performance period, the Personnel Committee chose the performance measures and targets set forth below.
Given the economic and market conditions at the time the targets were set, the target payout level for the Cumulative ETR Adjusted EPS goal was designed to be challenging, but achievable while payout at the maximum levels was designed to require stretch performance.

2019-2021 Long-Term Performance Unit Performance Period Measures and Goals(1)

Performance Measures(1)	Long-Term Performance Measure Weight	Payout
Relative Total Shareholder Return	80%	Minimum (25%) - Bottom of 3rd Quartile Target (100%) - Median Percentile Maximum (200%) - Top Quartile
Cumulative ETR Adjusted EPS($)	20%	Minimum (25%) - Minus 10% of Target Target (100%) - 100% of Target Maximum (200%) - Plus 10% of Target

(1)	Payouts for performance between achievement levels are calculated using straight-line interpolation, with no payouts for performance below the minimum achievement level for both performance measures.

Performance Measures

Total Shareholder Return

•
The Personnel Committee chose relative total shareholder return as a performance measure because it reflects Entergy Corporation’s creation of shareholder value relative to other electric utilities included in the Philadelphia Utility Index over the performance period. By measuring performance in relation to an industry benchmark, this measure is intended to isolate and reward management for the creation of shareholder value that is not driven by events that affect the industry as a whole.

•
Minimum, target and maximum performance levels are determined by reference to the ranking of Entergy Corporation’s total shareholder return in relation to the TSR of the companies in the Philadelphia Utility Index. The Personnel Committee identified the Philadelphia Utility Index as the appropriate industry peer group for determining relative total shareholder return because the companies included in this index, in the aggregate, are deemed to be comparable to the Company in terms of business and scale.

Cumulative ETR Adjusted EPS

•
Cumulative ETR Adjusted EPS, which adjusts Entergy Corporation’s as reported (GAAP) results to eliminate the impact of earnings or loss from Entergy Wholesale Commodities and other non-routine items, was selected in 2019 as a performance measure because the Personnel Committee wished to incentivize management to achieve steady, predictable earnings growth for the Company over the 3 year performance period, and because it aligns with the earnings measure used to communicate the Company’s earnings expectations externally to investors.

•
In a manner similar to the way targets are established for the annual incentives, targets for the Cumulative ETR Adjusted EPS performance measure were established by the Personnel Committee after the Entergy Corporation Board’s review of Entergy’s financial plan for the three-year period beginning in 2019 and are consistent with the earnings expectations for the Company that are communicated to investors. These targets also incorporate the Pre-Determined Exclusions discussed previously with respect to the annual incentive measures.

Stock Options and Restricted Stock

Entergy Corporation grants stock options and shares of restricted stock because they align the interests of the executive officers with long-term shareholder value, provide competitive compensation, and increase the executives’ ownership in Entergy Corporation common stock. Generally, stock options are granted with a maximum term of ten years, and vest one-third on each of the first three anniversaries of the date of grant. The exercise price for each option granted in 2019 was $89.19, which was the closing price of Entergy’s common stock on the date of grant. Shares of restricted stock vest one-third on each of the first three anniversaries of the date of grant, are paid dividends which are reinvested in shares of Entergy stock and have the ability to vote. The dividend reinvestment shares are subject to forfeiture similar to the terms of the original grant.

2019 Long-Term Incentive Awards
In January 2019, the Personnel Committee granted the following long-term performance units, stock options and shares of restricted stock to each Named Executive Officer. The number of long-term performance units, stock options and shares of restricted stock were determined as discussed above under “Long-Term Incentive Compensation - 2019 Long-Term Incentive Award Mix.”

Named Executive Officer	2019-2021 Target Long-Term Performance Units	Stock Options	Shares of Restricted Stock
A. Christopher Bakken, III	9,568	36,421	3,604
Marcus V. Brown	9,383	35,719	3,535
Leo P. Denault	40,508	154,206	15,259
David D. Ellis	1,450	4,700	500
Haley R. Fisackerly	1,450	6,200	600
Laura R. Landreaux	1,450	5,100	500
Andrew S. Marsh	11,869	45,182	4,471
Phillip R. May, Jr.	2,150	9,300	900
Sallie T. Rainer	1,450	6,200	600
Roderick K. West	10,073	38,346	3,795

All of the outstanding performance units and all of the shares of restricted stock and stock options granted to the Named Executive Officers in 2019 were granted pursuant to the 2015 Equity Ownership Plan or 2015 Equity Plan. The 2015 Equity Plan requires both a change in control and an involuntary job loss or substantial diminution of duties (a “double trigger”) for the acceleration of these awards upon a change in control.

2019 Long-Term Performance Unit Program Payouts

Payout for the 2017-2019 Long-Term Performance Unit Program Period. For the 2017-2019 three-year performance period, the Personnel Committee chose relative total shareholder return as the performance measure with the payout subject to achievement of the following:

2017-2019 Long-Term Performance Unit Program Period Measures and Goals(1)

Performance Measure(1)		Minimum	Target	Maximum
Relative Total Shareholder Return	4th Quartile	Bottom of 3rd Quartile	Median Percentile	Top Quartile
Payout	No Payout	Minimum Payout of 25% of Target	100% of Target	200% of Target

(1)	Payouts for performance between achievement levels are calculated using straight-line interpolation, with no payouts for performance below the minimum achievement level.

In January 2020, the Personnel Committee reviewed the Company’s total shareholder return for the 2017 - 2019 performance period in order to determine the payout to participants. The committee compared Entergy Corporation’s total shareholder return against the total shareholder return of the companies that comprise the Philadelphia Utility Index, with the performance measures and range of potential payouts for the 2017 - 2019 performance period as provided above. As recommended by the Finance Committee, the Personnel Committee

concluded that the Company’s relative total shareholder return for the 2017 - 2019 performance period was in the top quartile, yielding a payout of 200% of target for the Named Executive Officers.

Named Executive Officer	2017-2019 Target	Number of Shares Issued(1)	Value of Shares Actually Issued(2)	Grant Date Fair Value(3)
A. Christopher Bakken, III	8,300	18,088	$2,284,695	$592,620
Marcus V. Brown	8,300	18,088	$2,284,695	$592,620
Leo P. Denault	48,700	106,131	$13,405,407	$3,477,180
David D. Ellis(4)	617	1,271	$160,540	$44,054
Haley R. Fisackerly	1,850	4,031	$509,156	$132,090
Laura R. Landreaux(5)	925	1,934	$244,284	$66,045
Andrew S. Marsh	8,300	18,088	$2,284,695	$592,620
Phillip R. May, Jr.	3,150	6,864	$866,992	$224,910
Sallie T. Rainer	1,850	4,031	$509,156	$132,090
Roderick K. West	8,300	18,088	$2,284,695	$592,620

(1)	Includes accrued dividends.

(2)	Value determined based on the closing price of Entergy Corporation common stock on January 17, 2020 ($126.31), the date the Personnel Committee certified the 2017-2019 performance period results.

(3)	Represents the aggregate grant date fair value calculated in accordance with applicable accounting rules as reflected in the 2017 Summary Compensation Table.

(4)	As a new hire in 2018, Mr. Ellis received a pro-rata target award opportunity for the 2017-2019 performance period.

(5)	As a new officer in 2018, Ms. Landreaux received a pro-rata target award opportunity for the 2017-2019 performance period.

Benefits and Perquisites

Entergy Corporation’s Named Executive Officers are eligible to participate in or receive the following benefits:

Plan Type	Description
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

See “2019 Pension Benefits” for additional information regarding the operation of the plans described above.

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

2019 Perquisites
Corporate aircraft usage, annual mandatory physical exams, relocation assistance, and event tickets. The Named Executive Offices who are members of the Office of the Chief Executive do not receive tax gross ups on any benefits, except for relocation assistance.

Named Executive Officers who are not members of the Office of the Chief Executive also were provided in 2019 with club dues and tax gross up payments on some perquisites.

For additional information regarding perquisites, see the “All Other Compensation” column in the 2019 Summary Compensation Table.

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

Entergy Corporation provides these benefits to the Named Executive Officers as part of its effort to provide a competitive executive compensation program and because it believes that these benefits are important retention and recruitment tools since many of the companies with which it competes for executive talent provide similar arrangements to their senior executive officers.

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

To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan under which ML 1-4 Officers are entitled to receive “change in control” payments and benefits if such officer’s employment is involuntarily terminated in connection with a change in control of Entergy Corporation and its subsidiaries. Entergy Corporation strives to ensure that the benefits and payment levels under the System Executive Continuity Plan are consistent with market practices. Entergy Corporation’s executive officers, including the Named Executive Officers, are not entitled to any tax gross up payments on any severance benefits received under this plan. For more information regarding the System Executive Continuity Plan, see “2019 Potential Payments Upon Termination or Change in Control.”

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

Mr. Ellis

In connection with the commencement of his employment as President, Entergy New Orleans, Mr. Ellis was eligible for certain relocation benefits pursuant to Entergy Corporation’s Relocation Assistance Policy, including assistance with moving expenses, transportation of household goods and assistance with the sale of his home. Mr. Ellis also received a sign-on bonus of $200,000 when he assumed this role. Mr. Ellis’s sign-on bonus and certain of his relocation benefits are subject to forfeiture under certain circumstances if Mr. Ellis’s employment is terminated within 24 months of the commencement of his employment. Also, in accordance with the terms of the Long-Term Performance Unit Program in January 2019, Mr. Ellis received pro-rated target award opportunities for the 2017-2019 and 2018-2020 performance periods.

 Nuclear Retention Plan

Mr. Bakken participates in the Nuclear Retention Plan, a retention plan for officers and other leaders with expertise in the nuclear industry. The Personnel Committee authorized this plan to attract and retain key management and employee talent in the nuclear power field, a field that requires unique technical and other expertise that is in great demand in the utility industry. The plan provides for bonuses to be paid annually over a three-year service period with the bonus opportunity dependent on the participant’s management level and continued employment. Each annual payment is equal to an amount ranging from 15% to 30% of the employee’s base salary as of their date of enrollment in the plan. Mr. Bakken’s participation in the plan commenced in May 2016, and in accordance with the terms and conditions of the plan, in May 2017, 2018 and 2019, Mr. Bakken received a cash bonus equal to $181,500 or 30% of his May 1, 2016 base salary. This plan does not provide for accelerated or prorated payout upon termination of any kind.

Compensation Policies and Practices

Entergy Corporation strives to ensure that its compensation philosophy and practices are in line with the best practices of companies in its industry as well as other companies in the S&P 500. Some of these practices include the following:

Clawback Provisions

Entergy Corporation has adopted a clawback policy that covers all individuals subject to Section 16 of the Exchange Act, including the members of the Office of the Chief Executive. Under the policy, which goes beyond the requirements of Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), the Personnel Committee will require reimbursement of incentives paid to these executive officers where:

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

Trading Controls

Executive officers, including the Named Executive Officers, are required to receive permission from Entergy Corporation’s General Counsel or his designee prior to entering into any transaction involving Entergy Corporation securities, including gifts, other than the exercise of employee stock options. Trading is generally permitted only during specified open trading windows beginning shortly after the release of earnings. Employees, who are subject to trading restrictions, including the Named Executive Officers, may enter into trading plans under Rule 10b5-1 of the Exchange Act, but these trading plans may be entered into only during an open trading window and must be approved by Entergy Corporation. The Named Executive Officer bears full responsibility if he or she violates Entergy Corporation’s policy by buying or selling shares of Entergy Corporation stock without pre-approval or when trading is restricted.

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

How Entergy Corporation Makes Compensation Decisions

The Personnel Committee oversees Entergy Corporation’s executive compensation programs and policies with the advice of its independent compensation consultant and support from its management team.

Personnel Committee	•	The Personnel Committee is responsible for the review and approval of all aspects of Entergy Corporation’s executive compensation programs.
	•	Among its duties, the Personnel Committee is responsible for approving the compensation for all members of the Office of Chief Executive, including:
		•	Annual review of the compensation elements and mix of elements for the following year;
		•	Annual review and approval of incentive program design, goals and objectives for alignment with Entergy Corporation’s compensation and business strategies;
		•	Evaluation of Entergy Corporation and individual performance results in light of these goals and objectives;
		•	Evaluation of the competitiveness of each executive officer’s total compensation package;
		•	Approval of any changes to the officers’ compensation, including but not limited to, base salary, annual and long-term incentive award opportunities, and retention programs;
		•	Evaluation of the performance of Entergy Corporation’s Chairman and Chief Executive Officer; and
		•	Reporting, at least annually, to the Board on succession planning.
•
The Personnel Committee has the sole authority to hire its compensation consultant, approve its compensation, determine the nature and scope of its services, evaluate its performance and terminate its engagement.

Management	•
The CEO and Chief Human Resources Officer work closely with the Personnel Committee in managing the executive compensation programs and attend meetings of the Personnel Committee. During 2019, Mr. Denault attended 8 meetings of the Personnel Committee.

	•	The CEO makes recommendations to the Committee regarding compensation for executive officers other than himself.
Independent Compensation Consultant	•	During 2019, Pay Governance assisted the Personnel Committee with its responsibilities related to Entergy Corporation’s executive compensation programs.
	•	Pay Governance:
		•	Regularly attended meetings of the committee;
		•	Conducted studies of competitive compensation practices;
		•	Identified Entergy Corporation’s market surveys and proxy peer group;
		•	Provided updates on executive compensation trends and regulatory developments;
		•	Reviewed base salary, annual incentives and long-term incentive compensation opportunities relative to competitive practices; and
		•	Developed conclusions and recommendations related to Entergy Corporation’s executive compensation programs for consideration by the committee.

Compensation Consultant Independence

To maintain the independence of the Personnel Committee’s compensation consultant, the Board has adopted a policy that any consultant (including its affiliates) retained by the Board of Directors or any committee of the Board of Directors to provide advice or recommendations on the amount or form of executive or director compensation should not be retained by Entergy Corporation or any of its affiliates to provide other services in an aggregate amount that exceeds $120,000 in any year. Pay Governance, which serves as the Personnel Committee’s compensation consultant, did not provide any services to management in 2019.

Annually, the Personnel Committee reviews the relationship with its compensation consultant, including services provided, quality of those services, and fees associated with services in its evaluation of the compensation consultant’s independence. The committee also assesses Pay Governance’s independence under NYSE rules and has concluded that no conflicts of interest exist that would prevent Pay Governance from independently advising the Personnel Committee.

PERSONNEL COMMITTEE REPORT

The Personnel Committee Report included in the Entergy Corporation Proxy Statement is incorporated by reference, but will not be deemed to be “filed” in this Annual Report on Form 10-K. None of the Registrant Subsidiaries has a compensation committee or other board committee performing equivalent functions. The board of directors of each of the Registrant Subsidiaries is comprised of individuals who are officers or employees of Entergy Corporation or one of the Registrant Subsidiaries. These boards do not make determinations regarding the compensation paid to executive officers of the Registrant Subsidiaries.

EXECUTIVE COMPENSATION TABLES

2019 Summary Compensation Tables

The following table summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal year ended December 31, 2019, and to the extent required by SEC executive compensation disclosure rules, the fiscal years ended December 31, 2018 and 2017.  For information on the principal positions held by each of the Named Executive Officers, see Item 10, “Directors, Executive Officers, and Corporate Governance of the Registrants.”

The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see “Compensation Discussion and Analysis.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compen-sation (6)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings (7)	All Other Compens-ation (8)	Total
A. Christopher Bakken, III	2019	$649,507	$181,500	$1,273,399	$303,023	$618,104	$98,500	$62,407	$3,186,440
Executive Vice President and	2018	$632,967	$181,500	$1,041,479	$283,095	$544,959	$108,700	$452,012	$3,244,712
Chief Nuclear Officer of Entergy Corp.	2017	$615,791	$181,500	$959,376	$245,904	$559,973	$33,000	$114,494	$2,710,038

Marcus V. Brown	2019	$661,563	$—	$1,248,839	$297,182	$684,573	$1,455,300	$69,955	$4,417,412
Executive Vice President and	2018	$644,231	$—	$1,041,479	$283,095	$546,000	$371,800	$61,885	$2,948,490
General Counsel of Entergy Corp.	2017	$622,788	$—	$1,022,853	$287,760	$568,890	$1,217,200	$43,269	$3,762,760

Leo P. Denault	2019	$1,260,000	$—	$5,391,253	$1,282,994	$2,416,680	$3,704,500	$208,822	$14,264,249
Chairman of the	2018	$1,251,346	$—	$4,744,977	$1,168,029	$2,041,200	$982,800	$138,104	$10,326,456
Board and CEO -	2017	$1,221,346	$—	$4,676,190	$1,173,276	$2,142,045	$3,819,500	$125,863	$13,158,220
Entergy Corp.

David D. Ellis	2019	$311,004	$—	$188,861	$39,104	$159,804	$18,000	$15,267	$732,040
CEO - Entergy	2018	$7,258	$200,000	$—	$—	$—	$600	$35,308	$243,166
New Orleans

Haley R. Fisackerly	2019	$373,313	$—	$197,780	$51,584	$274,570	$644,700	$37,897	$1,579,844
CEO - Entergy	2018	$363,089	$—	$198,449	$46,134	$172,000	$—	$35,982	$815,654
Mississippi	2017	$354,451	$—	$192,041	$49,704	$169,123	$406,300	$35,724	$1,207,343

Laura R. Landreaux	2019	$314,407	$—	$188,861	$42,432	$263,523	$228,700	$26,536	$1,064,459
CEO - Entergy	2018	$246,136	$—	$273,062	$—	$124,000	$21,500	$10,741	$675,439
Arkansas

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compen-sation (6)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings (7)	All Other Compens-ation (8)	Total
Andrew S. Marsh	2019	$641,923	$—	$1,579,663	$375,914	$712,400	$1,554,300	$69,863	$4,934,063
Executive Vice	2018	$615,654	$—	$1,057,095	$342,510	$531,188	$—	$57,638	$2,604,085
President and CFO -	2017	$588,291	$—	$1,022,853	$287,760	$541,800	$801,900	$51,647	$3,294,251
Entergy Corp.,
Entergy Arkansas,
Entergy Louisiana,
Entergy Mississippi,
Entergy New
Orleans,
Entergy Texas

Phillip R. May, Jr.	2019	$389,016	$—	$294,183	$77,376	$407,922	$877,100	$28,297	$2,073,894
CEO - Entergy	2018	$377,108	$—	$288,238	$69,201	$270,000	$—	$26,874	$1,031,421
Louisiana	2017	$363,410	$—	$302,493	$68,670	$300,000	$503,400	$26,981	$1,564,954

Sallie T. Rainer	2019	$344,722	$—	$197,780	$51,584	$219,069	$617,200	$37,361	$1,467,716
CEO - Entergy	2018	$335,263	$—	$198,449	$46,134	$159,000	$—	$35,379	$774,225
Texas	2017	$325,737	$—	$195,567	$51,012	$156,259	$435,900	$35,785	$1,200,260

Roderick K. West	2019	$709,023	$—	$1,340,679	$319,039	$674,742	$1,604,100	$67,191	$4,714,774
Group President	2018	$690,581	$—	$1,057,095	$297,075	$560,762	$—	$67,234	$2,672,747
Utility Operations of	2017	$670,876	$—	$818,316	$190,968	$610,065	$867,200	$52,220	$3,209,645
Entergy Corp.

(1)	Mr. Ellis was named Chief Executive Officer, Entergy New Orleans in December 2018, and Ms. Landreaux was named Chief Executive Officer, Entergy Arkansas in July 2018.

(2)
The amounts in column (c) represent the actual base salary paid to the Named Executive Officers in the applicable year.  The 2019 changes in base salaries noted in the Compensation Discussion and Analysis were effective in April 2019.

(3)
The amount in column (d) in 2019, 2018 and 2017 for Mr. Bakken represents the cash bonus paid to him pursuant to the Nuclear Retention Plan. See “Nuclear Retention Plan” in Compensation Discussion and Analysis. The amount in column (d) in 2018 for Mr. Ellis represents a cash sign-on bonus paid in connection with his commencement of employment with Entergy New Orleans.

(4)
The amounts in column (e) represent the aggregate grant date fair value of restricted stock and performance units granted under the 2015 Equity Plan, each calculated in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures.  The grant date fair value of the restricted stock is based on the closing price of Entergy Corporation common stock on the date of grant.  The grant date fair value of the portion of the performance units with vesting based on the total shareholder return was measured using a Monte Carlo simulation valuation model.  The simulation model applies a risk-free interest rate and an expected volatility assumption.  The risk-free interest rate is assumed to equal the yield on a three-year treasury bond on the grant date.  Volatility is based on historical volatility for the 36-month period preceding the grant date.  The performance units in the table are also valued based on the probable outcome of the applicable performance condition at the time of grant. The maximum value of shares that will be received if the highest achievement level is attained with respect to both the total shareholder return and Cumulative ETR Adjusted EPS, for performance units granted in 2019 are as follows:  Mr. Bakken, $1,953,212; Mr. Brown, $1,915,446; Mr. Denault, $8,269,303; Mr. Ellis, $296,003; Mr.

Fisackerly, $296,003; Ms. Landreaux $296,003; Mr. Marsh, $2,422,938; Mr. May, $438,901; Ms. Rainer, $296,003; and Mr. West, $2,056,302.

(5)
The amounts in column (f) represent the aggregate grant date fair value of stock options granted under the 2015 Equity Plan calculated in accordance with FASB ASC Topic 718.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the financial statements.

(6)	The amounts in column (g) represent cash payments made under the Annual Incentive Plan.

(7)
For all Named Executive Officers, the amounts in column (h) include the annual actuarial increase in the present value of these Named Executive Officers’ benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation’s financial statements and include amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested (see “2019 Pension Benefits”). The increase in pension benefits for all of the Named Executive Officers in 2019 was driven by a decline in the discount rate that was a result of the decrease in prevailing interest rates. None of the increases for any of the Named Executive Officers is attributable to above-market or preferential earnings on non-qualified deferred compensation. For 2018, the aggregate change in the actuarial present value was a decrease of pension benefits of $52,000 for Mr. Fisackerly, $163,000 for Mr. Marsh, $700 for Mr. May, $110,700 for Ms. Rainer, and $149,300 for Mr. West.

(8)
The amounts in column (i) for 2019 include (a) matching contributions by Entergy Corporation under the Savings Plan to each of the Named Executive Officers; (b) dividends paid on restricted stock when vested; (c) life insurance premiums; (d) tax gross up payments on club dues and relocation expenses; and (e) perquisites and other compensation as described further below.  The amounts are listed in the following table:

Named Executive Officer	Company Contribution – Savings Plan	Dividends Paid on Restricted Stock	Life Insurance Premium	Tax Gross Up Payments	Perquisites and Other Compensation	Total
A. Christopher Bakken, III	$16,800	$20,114	$12,277	$—	$13,216	$62,407
Marcus V. Brown	$11,760	$48,749	$7,482	$—	$1,964	$69,955
Leo P. Denault	$11,760	$129,470	$11,484	$—	$56,108	$208,822
David D. Ellis	$14,436	$—	$722	$—	$109	$15,267
Haley R. Fisackerly	$11,760	$7,793	$2,959	$4,729	$10,656	$37,897
Laura R. Landreaux	$—	$11,257	$477	$4,510	$10,292	$26,536
Andrew S. Marsh	$11,760	$49,010	$6,275	$—	$2,818	$69,863
Phillip R. May, Jr.	$11,760	$9,958	$5,779	$—	$800	$28,297
Sallie T. Rainer	$11,760	$7,879	$6,872	$2,728	$8,122	$37,361
Roderick K. West	$11,760	$39,754	$4,002	$—	$11,675	$67,191

Perquisites and Other Compensation

The amounts set forth in column (i) also include perquisites and other personal benefits that Entergy Corporation provides to its Named Executive Officers as part of providing a competitive executive compensation programs and for employee retention. The following perquisites were provided to the Named Executive Officers in 2019.

Named Executive Officer	Relocation	Personal Use of Corporate Aircraft	Club Dues	Executive Physical Exams	Event Tickets
A. Christopher Bakken, III		X		X
Marcus V. Brown				X
Leo P. Denault		X		X
David D. Ellis	X
Haley R. Fisackerly			X
Laura R. Landreaux			X		X
Andrew S. Marsh		X		X
Phillip R. May, Jr.					X
Sallie T. Rainer			X
Roderick K. West		X		X

For security and business reasons, Entergy Corporation’s Chief Executive Officer is permitted to use its corporate aircraft for personal use at the expense of Entergy Corporation.  The other Named Executive Officers may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer.  The Personnel Committee reviews the level of usage throughout the year. Entergy Corporation believes that its officers’ ability to use its plane for limited personal use saves time and provides additional security for them, thereby benefiting Entergy Corporation. The amounts included in column (i) for the personal use of corporate aircraft, reflect the incremental cost to Entergy Corporation for use of the corporate aircraft, determined on the basis of the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications, and fees, including flight planning, ground handling, and landing permits. The aggregate incremental aircraft usage cost associated with Mr. Denault’s personal use of the corporate aircraft was $56,108 for fiscal year 2019. In addition, Entergy Corporation offers its executives comprehensive annual physical exams at Entergy Corporation’s expense. Tickets to cultural and sporting events are purchased for business purposes, and if not utilized for business purposes, the tickets are made available to the employees, including the Named Executive Officers, for personal use. None of the other perquisites referenced above exceeded $25,000 for any of the other Named Executive Officers.

2019 Grants of Plan-Based Awards

The following table summarizes award grants during 2019 to the Named Executive Officers.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
A. Christopher	1/31/19	$-	$457,855	$915,710
Bakken, III	1/31/19				2,392	9,568	19,136				$951,959
	1/31/19							3,604			$321,441
	1/31/19								36,421	$89.19	$303,023

Marcus V.	1/31/19	$-	$499,688	$999,376
Brown	1/31/19				2,346	9,383	18,766				$933,552
	1/31/19							3,535			$315,287
	1/31/19								35,719	$89.19	$297,182

Leo P.	1/31/19	$-	$1,764,000	$3,528,000
Denault	1/31/19				10,127	40,508	81,016				$4,030,303
	1/31/19							15,259			$1,360,950
	1/31/19								154,206	$89.19	$1,282,994

David D.	1/31/19	$-	$125,355	$250,710
Ellis	1/31/19				363	1,450	2,900				$144,266
								500			$44,595
									4,700	$89.19	$39,104

Haley R.	1/31/19	$-	$150,409	$300,818
Fisackerly	1/31/19				363	1,450	2,900				$144,266
	1/31/19							600			$53,514
	1/31/19								6,200	$89.19	$51,584

Laura R.	1/31/19	$-	$126,588	$253,176
Landreaux	1/31/19				363	1,450	2,900				$144,266
	1/31/19							500			$44,595
									5,100	$89.19	$42,432

Andrew S.	1/31/19	$-	$520,000	$1,040,000
Marsh	1/31/19				2,967	11,869	23,738				$1,180,894
	1/31/19							4,471			$398,768
	1/31/19								45,182	$89.19	$375,914

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Phillip R.	1/31/19	$-	$235,226	$470,452
May, Jr.	1/31/19				538	2,150	4,300				$213,912
	1/31/19							900			$80,271
	1/31/19								9,300	$89.19	$77,376

Sallie T.	1/31/19	$-	$138,969	$277,938
Rainer	1/31/19				363	1,450	2,900				$144,266
	1/31/19							600			$53,514
	1/31/19								6,200	$89.19	$51,584

Roderick K.	1/31/19	$-	$499,809	$999,618
West	1/31/19				2,518	10,073	20,146				$1,002,203
	1/31/19							3,795			$338,476
	1/31/19								38,346	$89.19	$319,039

(1)
The amounts in columns (c), (d), and (e) represent minimum, target, and maximum payment levels under the Annual Incentive Plan.  The actual amounts awarded are reported in column (g) of the Summary Compensation Table.

(2)
The amounts in columns (f), (g), and (h) represent the minimum, target, and maximum payment levels under the Long-Term Performance Unit Program.  Performance under the program is measured by Entergy Corporation’s total shareholder return relative to the total shareholder returns of the companies included in the Philadelphia Utility Index and Cumulative Entergy Adjusted EPS with total shareholder return weighted eighty percent and Cumulative Entergy Adjusted EPS weighted twenty percent. There is no payout under the program if Entergy Corporation’s total shareholder return falls within the lowest quartile of the peer companies in the Philadelphia Utility Index and Cumulative Entergy Adjusted EPS is below the minimum performance goal. Subject to the achievement of performance targets, each unit will be converted into one share of Entergy Corporation’s common stock on the last day of the performance period (December 31, 2021.)  Accrued dividends on the shares earned will also be paid in Entergy Corporation common stock.

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

(5)
The amounts in column (l) are valued based on the aggregate grant date fair value of the award calculated in accordance with FASB ASC Topic 718 and, in the case of the performance units, are based on the probable outcome of the applicable performance conditions.  See Notes 4 and 5 to the 2019 Summary Compensation Table for a discussion of the relevant assumptions used in calculating the grant date fair value.

2019 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each Named Executive Officer, unexercised options, restricted stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2019.

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
A. Christopher Bakken, III	—	36,421(1)		$89.19	1/31/2029
	—	27,000(2)		$78.08	1/25/2028
	—	12,534(3)		$70.53	1/26/2027
								19,136(4)	$2,292,493
								15,800(5)	$1,892,840
						3,604(6)	$431,759
						3,334(7)	$399,413
						1,734(8)	$207,733
						20,000(10)	$2,396,000

Marcus V. Brown	—	35,719(1)		$89.19	1/31/2029
	—	27,000(2)		$78.08	1/25/2028
	1	14,667(3)		$70.53	1/26/2027
	1	—		$70.56	1/28/2026
								18,766(4)	$2,248,167
								15,800(5)	$1,892,840
						3,535(6)	$423,493
						3,334(7)	$399,413
						2,034(8)	$243,673

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Leo P. Denault	—	154,206(1)		$89.19	1/31/2029
	55,700	111,400(2)		$78.08	1/25/2028
	119,600	59,800(3)		$70.53	1/26/2027
	167,000	—		$70.56	1/28/2026
	88,000	—		$89.90	1/29/2025
	106,000	—		$63.17	1/30/2024
	50,000	—		$64.60	1/31/2023
								81,016(4)	$9,705,717
								85,400(5)	$10,230,920
						15,259(6)	$1,828,028
						10,467(7)	$1,253,947
						5,667(8)	$678,907

David D. Ellis	—	4,700(1)		$89.19	1/31/2029
								2,900(4)	$347,420
								2,200(5)	$263,560
						500(6)	$59,900

Haley R. Fisackerly	—	6,200(1)		$89.19	1/31/2029
	—	4,400(2)		$78.08	1/25/2028
	—	2,534(3)		$70.53	1/26/2027
								2,900(4)	$347,420
								3,300(5)	$395,340
						600(6)	$71,880
						534(7)	$63,973
						284(8)	$34,023

Laura R. Landreaux	—	5,100(1)		$89.19	1/31/2029
								2,900(4)	$347,420
								2,750(5)	$329,450
						500(6)	$59,900
						800(7)	$95,840
						500(8)	$59,900

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Andrew S. Marsh	—	45,182(1)		$89.19	1/31/2029
	16,333	32,667(2)		$78.08	1/25/2028
	29,333	14,667(3)		$70.53	1/26/2027
	45,000	—		$70.56	1/28/2026
	24,000	—		$89.90	1/29/2025
	35,000	—		$63.17	1/30/2024
	32,000	—		$64.60	1/31/2023
	10,000	—		$71.30	1/26/2022
	4,000	—		$72.79	1/27/2021
								23,738(4)	$2,843,812
								15,800(5)	$1,892,840
						4,471(6)	$535,626
						3,467(7)	$415,347
						2,034(8)	$243,673
						21,100(9)	$2,527,780

Phillip R. May, Jr.	—	9,300(1)		$89.19	1/31/2029
	—	6,600(2)		$78.08	1/25/2028
	—	3,500(3)		$70.53	1/26/2027
	2,000	—		$63.17	1/30/2024
	2,000	—		$64.60	1/31/2023
								4,300(4)	$515,140
								5,100(5)	$610,980
						900(6)	$107,820
						667(7)	$79,907
						367(8)	$43,967

Sallie T. Rainer	—	6,200(1)		$89.19	1/31/2029
	—	4,400(2)		$78.08	1/25/2028
	—	2,600(3)		$70.53	1/26/2027
								2,900(4)	$347,420
								3,300(5)	$395,340
						600(6)	$71,880
						534(7)	$63,973
						300(8)	$35,940

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Roderick K. West	—	38,346(1)		$89.19	1/31/2029
	14,166	28,334(2)		$78.08	1/25/2028
	9,733	9,734(3)		$70.53	1/26/2027
	13,667	—		$70.56	1/28/2026
	23,000	—		$89.90	1/29/2025
								20,146(4)	$2,413,491
								15,800(5)	$1,892,840
						3,795(6)	$454,641
						3,467(7)	$415,347
						1,067(8)	$127,827

(1)	Consists of options granted under the 2015 Equity Plan that vested or will vest as follows: 1/3 of the options granted vest on each of January 31, 2020, January 31, 2021 and January 31, 2022.

(2)	Consists of options granted under the 2015 Equity Plan that vested or will vest as follows: 1/2 of the remaining unexercisable options vest on each of January 25, 2020 and January 25, 2021.

(3)	Consists of options granted under the 2015 Equity Plan that vested on January 26, 2020.

(4)
Consists of performance units granted under the 2015 Equity Plan that will vest on December 31, 2021 based on two performance measures: 1) Entergy Corporation’s total shareholder return performance over the 2019-2021 performance period and 2) Cumulative Entergy Adjusted EPS with total shareholder return weighted eighty percent and Cumulative Entergy Adjusted EPS weighted twenty percent, as described under “What Entergy Corporation Pays and Why - Principal Executive Compensation Elements - Variable Compensation - Long-Term Incentive Compensation - Performance Unit Program” in the Compensation Discussion and Analysis.

(5)
Consists of performance units granted under the 2015 Equity Plan that will vest on December 31, 2020 based on two performance measures: 1) Entergy Corporation’s total shareholder return performance over the 2018-2020 performance period and 2) Cumulative Utility, Parent and Other Adjusted EPS with each performance measure weighted equally.

(6)
Consists of shares of restricted stock granted under the 2015 Equity Plan that vested or will vest as follows:  1/3 of the shares of restricted stock granted vest on each of January 31, 2020, January 31, 2021, and January 31, 2022.

(7)
Consists of shares of restricted stock granted under the 2015 Equity Plan that vested or will vest as follows:  1/2 of the shares of restricted stock granted vest on each of January 25, 2020 and January 25, 2021.

(8)	Consists of shares of restricted stock granted under the 2015 Equity Plan that vested on January 26, 2020.

(9)	Consists of restricted stock units granted under the 2015 Equity Plan which will vest on August 3, 2020.

(10)	Consists of restricted stock units granted under the 2015 Equity Plan which will vest 1/2 on each of April 6, 2022 and April 6, 2025.

2019 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2019 for the Named Executive Officers.

	Options Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
	(#)	($)	(#)	($)
A. Christopher Bakken, III	38,566	$1,377,860	31,719	$3,543,240

Marcus V. Brown	145,031	$4,056,865	24,484	$2,839,040

Leo P. Denault	105,000	$2,861,250	123,760	$14,933,716

David D. Ellis	—	$—	1,271	$160,540

Haley R. Fisackerly	13,700	$280,882	5,037	$596,349

Laura R. Landreaux	—	$—	3,431	$374,036

Andrew S. Marsh	17,100	$468,315	24,554	$2,845,137

Phillip R. May, Jr.	18,900	$456,820	8,146	$978,103

Sallie T. Rainer	15,667	$372,696	5,055	$597,906

Roderick K. West	—	$—	23,347	$2,740,719

(1)
Represents the value of performance units for the 2017-2019 performance period (payable solely in shares based on the closing stock price of Entergy Corporation on the date of vesting) under the Performance Unit Program and the vesting of shares of restricted stock in 2019.

2019 Pension Benefits

The following table shows the present value as of December 31, 2019, of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the financial statements.  Additional information regarding these retirement plans follows this table.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2019
A. Christopher Bakken, III	Cash Balance Equalization Plan	3.74	$196,900	$—
	Cash Balance Plan	3.74	$71,200	$—

Marcus V. Brown(1)	System Executive Retirement Plan	24.74	$6,368,400	$—
	Entergy Retirement Plan	24.74	$1,160,000	$—

Leo P. Denault (1)(2)	System Executive Retirement Plan	35.83	$26,526,500	$—
	Entergy Retirement Plan	20.83	$1,035,100	$—

David D. Ellis	Cash Balance Equalization Plan	1.06	$1,900	$—
	Cash Balance Plan	1.06	$16,700	$—

Haley R. Fisackerly	System Executive Retirement Plan	24.08	$1,728,000	$—
	Entergy Retirement Plan	24.08	$1,023,900	$—

Laura R. Landreaux	Pension Equalization Plan	12.48	$86,300	$—
	Entergy Retirement Plan	12.48	$418,700	$—

Andrew S. Marsh	System Executive Retirement Plan	21.37	$4,694,700	$—
	Entergy Retirement Plan	21.37	$738,700	$—

Phillip R. May, Jr. (1)	System Executive Retirement Plan	33.56	$2,964,100	$—
	Entergy Retirement Plan	33.56	$1,538,500	$—

Sallie T. Rainer (1)(3)	System Executive Retirement Plan	35.38	$1,511,300	$—
	Entergy Retirement Plan	35.00	$1,766,400	$—

Roderick K. West	System Executive Retirement Plan	20.75	$5,892,400	$—
	Entergy Retirement Plan	20.75	$792,700	$—

(1)	As of December 31, 2019, Mr. Brown, Mr. Denault, Mr. May, and Ms. Rainer were retirement eligible.

(2)
In 2006, Mr. Denault entered into a retention agreement granting him an additional 15 years of service and permission to retire under the non-qualified System Executive Retirement Plan in the event his employment is terminated by his Entergy employer other than for cause (as defined in the retention agreement), by Mr. Denault for good reason (as defined in the retention agreement), or on account of his death or disability. His retention agreement also provides that if he terminates employment for any other reason, he shall be entitled to the additional 15 years of service under the non-qualified System Executive Retirement Plan only if his Entergy employer grants him permission to retire. The additional 15 years of service increases the present value of his benefit by $3,887,900.

(3)
Service under the non-qualified System Executive Retirement Plan is granted from the date of hire. Service under the qualified Entergy Retirement Plan is granted from the later of the date of hire or the plan participation date.

Retirement Benefits

The tables below contain summaries of the pension benefit plans sponsored by Entergy Corporation that the Named Executive Officers participated in during 2019. Benefits for the Named Executive Officers who participate in these plans are determined using the same formulas as for other eligible employees.

Qualified Retirement Benefits

	Entergy Retirement Plan		Cash Balance Plan
Eligible Named Executive Officers	Marcus V. Brown Haley R. Fisackerly Leo P. Denault Andrew S. Marsh Laura R. Landreaux	Phillip R. May, Jr. Sallie T. Rainer Roderick K. West	A. Christopher Bakken, III David D. Ellis
Eligibility	Non-bargaining employees hired before July 1, 2014		Non-bargaining employees hired on or after July 1, 2014
Vesting	A participant becomes vested in the Entergy Retirement Plan upon attainment of at least 5 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.		A participant becomes vested in the Cash Balance Plan upon attainment of at least 3 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.
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

	Pension Equalization Plan		Cash Balance Equalization Plan	System Executive Retirement Plan
Eligible Named Executive Officers	Marcus V. Brown Haley R. Fisackerly Leo P. Denault Laura R. Landreaux Andrew S. Marsh	Phillip R. May, Jr. Sallie T. Rainer Roderick K. West	A. Christopher Bakken, III David D. Ellis	Marcus V. Brown Haley R. Fisackerly Leo P. Denault Andrew S. Marsh	Phillip R. May, Jr. Sallie T. Rainer Roderick K. West
Eligibility	Management or highly compensated employees who participate in the Entergy Retirement Plan		Management or highly compensated employees who participate in the Cash Balance Plan	Certain individuals who became executive officers before July 1, 2014
Form of Payment Upon Retirement	Single lump sum distribution		Single lump sum distribution	Single lump sum distribution
Retirement Benefit Formula
Benefits generally are equal to the actuarial present value of the difference between (1) the amount that would have been payable as an annuity under the Entergy Retirement Plan, including executive annual incentive awards as eligible earnings and without applying limitations of the Internal Revenue Code of 1986, as amended (the “Code”) on pension benefits and earnings that may be considered in calculating tax-qualified pension benefits, and (2) the amount actually payable an annuity under the Entergy Retirement Plan.

Executive annual incentive awards are taken into account as eligible earnings under this plan.

Benefits generally are equal to the difference between the amount that would have been payable as a lump sum under the Cash Balance Plan, but for the Code limitations on pension benefits and earnings that may be considered in calculating tax-qualified cash balance plan benefits, and the amount actually payable as a lump sum under the Cash Balance Plan.

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

Benefits payable upon separation from service subject to the 6 month delay required under the Code Section 409A.
Payable upon separation from service subject to 6 month delay required under the Code Section 409A.
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

2019 Non-qualified Deferred Compensation

As of December 31, 2019, Mr. May had a deferred account balance under a frozen Defined Contribution Restoration Plan.  The amount is deemed invested, as chosen by Mr. May, in certain T. Rowe Price investment funds that are also available to the participant under the Savings Plan.  Mr. May has elected to receive the deferred account balance after he retires. The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees’ deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

Defined Contribution Restoration Plan

Name	Executive Contributions in 2019	Registrant Contributions in 2019	Aggregate Earnings in 2019(1)	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2019
(a)	(b)	(c)	(d)	(e)	(f)

Phillip R. May, Jr.	$—	$—	$805	$—	$2,987

(1)	Amounts in this column are not included in the Summary Compensation Table.

2019 Potential Payments Upon Termination or Change in Control

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

•
Good Reason: The participant’s (a) nature or status of duties and responsibilities is substantially altered or reduced; (b) salary is reduced by 5% or more; (c) primary work location is relocated outside the continental United States; (d) compensation plans are discontinued without an equitable replacement; (e) benefits or number of vacation days are substantially reduced; or (f) employment is terminated by an Entergy employer for reasons other than in accordance with the Continuity Plan.

Other Termination Events

For termination events, other than in connection with a Change in Control, the executive officers, including the Named Executive Officers, generally will receive the benefits set forth below:

Termination Event	Compensation Element
	Severance	Annual Incentive	Stock Options	Restricted Stock	Performance Units
Voluntary Resignation	None	Forfeited*	Unvested options are forfeited. Vested options expire on the earlier of (i) 90 days from the last day of active employment and (ii) the option’s normal expiration date.	Forfeited	Forfeited**
Termination for Cause	None	Forfeited	Forfeited	Forfeited	Forfeited
Retirement	None	Pro-rated based on number of days employed during the performance period	Unvested stock options vest on the retirement date and expire on the earlier of (i) five years from the Retirement date and (ii) the option’s normal expiration date.	Forfeited	Officers with a minimum of 12 months of participation are eligible for a pro-rated award based on actual performance and full months of service during the performance period
Death/Disability	None	Pro-rated based on number of days employed during the performance period	Unvested stock options vest on the termination date and expire on the earlier of (i) five years from the termination date and (ii) the option’s normal expiration date	Fully Vest	Officers are eligible for pro-rated award based on actual performance and full months of service during the performance period

*	If an officer resigns after the completion of an annual incentive plan, he or she may receive, at the Company’s discretion, an annual incentive payment.

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

Aggregate Termination Payments
The tables below reflect the amount of compensation each of the Named Executive Officers would have received if his or her employment had been terminated as of December 31, 2019 under the various scenarios described above. For purposes of these tables, a stock price of $119.80 was used, which was the closing market price on December 31, 2019, the last trading day of the year.

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
A. Christopher Bakken, III(1)
Severance Payment	—	—	—	—	—	—	$3,335,798
Performance Units(3)	—	—	—	—	$1,013,149	$1,013,149	$1,964,720
Stock Options	—	—	—	—	$2,858,837	$2,858,837	$2,858,837
Restricted Stock	—	—	—	—	$1,113,669	$1,113,669	$1,113,669
Welfare Benefits(5)	—	—	—	—	—	—	$22,248
Unvested Restricted Stock Units(7)	—	—	—	—	—	—	$2,369,000

Marcus V. Brown(2)
Severance Payment	—	—	—	—	—	—	$3,397,875
Performance Units(3)	—	—	—	$1,005,721	$1,005,721	$1,005,721	$1,964,720
Stock Options	—	—	—	$2,942,442	$2,942,442	$2,942,442	$2,942,442
Restricted Stock	—	—	—	—	$1,145,708	$1,145,708	$1,145,708
Welfare Benefits(6)	—	—	—	—	—	—	—

Leo P. Denault(2)
Severance Payment	—	—	—	—	—	—	$9,870,588
Performance Units(3)(4)	—	—	$4,480,520	$5,028,006	$5,028,006	$5,028,006	$9,991,320
Stock Options	—	—	$12,314,200	$12,314,200	$12,314,200	$12,314,200	$12,314,200
Restricted Stock	—	—	$4,015,803	—	$4,015,803	$4,015,803	$4,015,803
Welfare Benefits(6)	—	—	—	—	—	—	—

David D. Ellis(1)
Severance Payment	—	—	—	—	—	—	$376,065
Performance Units(3)	—	—	—	—	$145,916	$145,916	$431,280
Stock Options	—	—	—	—	$143,867	$143,867	$143,867
Restricted Stock	—	—	—	—	$62,022	$62,022	$62,022
Welfare Benefits(5)	—	—	—	—	—	—	$19,908

Haley R. Fisackerly(1)
Severance Payment	—	—	—	—	—	—	$526,432
Performance Units(3)	—	—	—	—	$189,763	$189,763	$431,280
Stock Options	—	—	—	—	$498,200	$498,200	$498,200
Restricted Stock	—	—	—	—	$182,045	$182,045	$182,045
Welfare Benefits(5)	—	—	—	—	—	—	$19,908

Laura R. Landreaux(1)
Severance Payment	—	—	—	—	—	—	$419,322
Performance Units(3)(4)	—	—	—	—	$167,840	$167,840	$431,280
Stock Options	—	—	—	—	$156,111	$156,111	$156,111
Restricted Stock	—	—	—	—	$233,335	$233,335	$233,335
Welfare Benefits(5)	—	—	—	—	—	—	$19,908

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
Andrew S. Marsh(1)
Severance Payment	—	—	—	—	—	—	$3,315,000
Performance Units(3)	—	—	—	—	$1,105,035	$1,105,035	$1,964,720
Stock Options	—	—	—	—	$3,468,531	$3,468,531	$3,468,531
Restricted Stock	—	—	—	—	$1,279,045	$1,279,045	$1,279,045
Welfare Benefits(5)	—	—	—	—	—	—	$29,862
Unvested Restricted Stock Units(8)	—	—	—	—	$2,527,780	$2,527,780	$2,527,780

Phillip R. May, Jr.(2)
Severance Payment	—	—	—	—	—	—	$1,254,536
Performance Units(3)	—	—	—	$289,557	$289,557	$289,557	$646,920
Stock Options	—	—	—	$732,470	$732,470	$732,470	$732,470
Restricted Stock	—	—	—	—	$247,721	$247,721	$247,721
Welfare Benefits(6)	—	—	—	—	—	—	—

Sallie T. Rainer(2)
Severance Payment	—	—	—	—	—	—	$486,390
Performance Units(3)	—	—	—	$189,763	$189,763	$189,763	$431,280
Stock Options	—	—	—	$501,452	$501,452	$501,452	$501,452
Restricted Stock	—	—	—	—	$184,210	$184,210	$184,210
Welfare Benefits(6)	—	—	—	—	—	—	—

Roderick K. West(1)
Severance Payment	—	—	—	—	—	—	$3,641,466
Performance Units(3)	—	—	—	—	$1,033,275	$1,033,275	$1,964,720
Stock Options	—	—	—	—	$2,835,460	$2,835,460	$2,835,460
Restricted Stock	—	—	—	—	$1,064,329	$1,064,329	$1,064,329
Welfare Benefits(5)	—	—	—	—	—	—	$29,862

1)
See “2019 Pension Benefits” for a description of the pension benefits Mr. Bakken, Mr. Ellis, Mr. Fisackerly, Ms. Landreaux, Mr. Marsh, and Mr. West may receive upon the occurrence of certain termination events.

2)
As of December 31, 2019, Mr. Brown, Mr. Denault, Mr. May, and Ms. Rainer are retirement eligible and would retire rather than voluntarily resign, and in addition to the payments and benefits in the table, Mr. Brown, Mr. Denault, Mr. May, and Ms. Rainer also would be entitled to receive their vested pension benefits under the Entergy Retirement Plan. For a description of these benefits, see “2019 Pension Benefits.”

3)
For purposes of the table, the value of Mr. Denault’s payments was calculated by multiplying the target performance units for the 2016-2018 Performance Unit Program (41,700) by the closing price of Entergy stock on December 31, 2019 ($119.80), which would equal a payment of $4,995,660 for the forfeited performance units for each performance period. The value of Mr. Bakken’s, Mr. Brown’s, Mr. Marsh’s, and Mr. West’s payments was calculated by multiplying the target performance units for the 2016-2018 Performance Unit Program (8,200) by the closing price of Entergy stock on December 31, 2019 ($119.80), which would equal a payment of $982,360 for the forfeited performance units for each performance period. The value of Mr. May’s payment was calculated by multiplying the target performance units for the 2016-2018 Performance Unit Program (2,700) by the closing price of Entergy stock on December 31, 2019 ($119.80), which would equal a payment of $323,460 for the forfeited performance units for each performance period. The value of the payments for the other Named Executives Officers was calculated by multiplying the target performance units for the 2016-2018 Performance Unit Program (1,800) by the closing price of Entergy stock on December 31, 2019 ($119.80), which would equal a payment of $215,640 for the forfeited performance units for each performance period.
For purposes of the table, the values of the awards payable in the event of retirement in the case of Mr. Brown, Mr. Denault, Mr. May, or Ms. Rainer or upon death or disability, other than Mr. Denault, for each Named Executive Officer were calculated as follows:
Mr. Denault’s:
2018-2020 Performance Period: 28,467 (24/36 × 42,700) performance units at target, assuming a stock price of $119.80
2019-2021 Performance Period: 13,503 (12/36 × 40,508) performance units at target, assuming a stock price of $119.80

Mr. Bakken’s:
2018-2020 Performance Period: 5,267 (24/36 × 7,900) performance units at target, assuming a stock price of $119.80
2019-2021 Performance Period: 3,190 (12/36 × 9,568) performance units at target, assuming a stock price of $119.80

Mr. Brown’s:
2018-2020 Performance Period: 5,267 (24/36 × 7,900) performance units at target, assuming a stock price of $119.80
2019-2021 Performance Period: 3,128 (12/36 ×9,383) performance units at target, assuming a stock price of $119.80

Mr. Marsh’s:
2018-2020 Performance Period: 5,267 (24/36 × 7,900) performance units at target, assuming a stock price of $119.80
2019-2021 Performance Period: 3,957 (12/36 × 11,869) performance units at target, assuming a stock price of $119.80

Mr. West’s:
2018-2020 Performance Period: 5,267 (24/36 × 7,900) performance units at target, assuming a stock price of $119.80
2019-2021 Performance Period: 3,358 (12/36 × 10,073) performance units at target, assuming a stock price of $119.80
Mr. May’s:
2018-2020 Performance Period: 1,700 (24/36 × 2,550) performance units at target, assuming a stock price of $119.80
2019-2021 Performance Period: 717 (12/36 × 2,150) performance units at target, assuming a stock price of $119.80
Mr. Fisackerly’s and Ms. Rainer’s:
2018-2020 Performance Period: 1,100 (24/36 × 1,650) performance units at target, assuming a stock price of $119.80
2019-2021 Performance Period: 484 (12/36 × 1,450) performance units at target, assuming a stock price of $119.80
Ms. Landreaux’s:
2018-2020 Performance Period: 917 (24/36 × 1,375) performance units at target, assuming a stock price of $119.80

2019-2021 Performance Period: 484 (12/36 × 1,450) performance units at target, assuming a stock price of $119.80
Mr. Ellis’s:
2018-2020 Performance Period: 734 (24/36 × 1,100) performance units at target, assuming a stock price of $119.80
2019-2021 Performance Period: 484 (12/36 × 1,450) performance units at target, assuming a stock price of $119.80

4)
For purposes of the table, the value of Mr. Denault’s retention payment was calculated by taking an average of the target performance units from the 2015-2017 Performance Unit Program (33,100) and from the 2016-2018 Performance Unit Program (41,700). This average number of units (37,400) multiplied by the closing price of Entergy stock on December 31, 2019 ($119.80) would equal a payment of $4,480,520.

5)
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Bakken, Mr. Marsh, and Mr. West would be eligible to receive Entergy-subsidized COBRA benefits for 18 months and Mr. Ellis, Mr. Fisackerly, and Ms. Landreaux would be eligible to receive Entergy-subsidized COBRA benefits for 12 months.

6)	Upon retirement, Mr. Brown, Mr. Denault, Mr. May, and Ms. Rainer would be eligible for retiree medical and dental benefits, the same as all other retirees.

7)
Mr. Bakken’s 20,000 restricted stock units vest in two equal installments on April 6, 2022 and April 6, 2025. In the event of a change in control, the unvested restricted stock units will fully vest upon Mr. Bakken’s Qualifying Termination during a change in control period. Pursuant to his restricted stock unit agreement, Mr. Bakken is subject to certain restrictions on his ability to compete with Entergy and its affiliates or solicit its employees or customers during and for 12 months after his employment with his Entergy employer. In addition, the restricted stock unit agreement limits Mr. Bakken’s ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. Bakken will forfeit any restricted stock units that are not yet vested and paid, and must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

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

Identification of Median Employee

For each of the Utility operating companies, October 4, 2019 was selected as the date on which to determine the median employee. This date is different from the date used in the prior year; however, the methodology used to determine the date is consistent with that used in the prior year. Both dates correspond to the first day of the three month period prior to fiscal year-end for which information can be obtained about employees and all subsidiaries have the same number of pay cycles. To identify the median employee from each of the Utility operating companies’ employee population base, all compensation included in Box 5 of Form W-2 was considered with all before-tax deductions added back to this compensation (“Box 5 Compensation”). For purposes of determining the median employee of each Utility operating company, Box 5 Compensation was selected as it is believed it is representative of the compensation received by the employees of each respective Utility operating company and is readily available. The calculation of annual total compensation of the median employee for each Utility operating company is the same calculation used to determine total compensation for purposes of the 2019 Summary Compensation Table with respect to each of the Named Executive Officers.

Entergy Arkansas Ratio

For 2019,

•	The median of the annual total compensation of all of Entergy Arkansas’s employees, other than Ms. Landreaux, was $230,966.

•	Ms. Landreaux’s annual total compensation, as reported in the Total column of the 2019 Summary Compensation Table was $1,064,459.

•	Based on this information, the ratio of the annual total compensation of Mrs. Landreaux to the median of the annual total compensation of all employees is estimated to be 5:1.

Entergy Louisiana Ratio

For 2019,

•	The median of the annual total compensation of all of Entergy Louisiana’s employees, other than Mr. May, was $173,745.

•	Mr. May’s annual total compensation, as reported in the Total column of the 2019 Summary Compensation Table, was $2,073,894.

•	Based on this information, the ratio of the annual total compensation of Mr. May to the median of the annual total compensation of all employees is estimated to be 12:1.

Entergy Mississippi Ratio

For 2019,

•	The median of the annual total compensation of all of Entergy Mississippi’s employees, other than Mr. Fisackerly, was $254,843.

•	Mr. Fisackerly’s annual total compensation, as reported in the Total column of the 2019 Summary Compensation Table, was $1,579,844.

•	Based on this information, the ratio of the annual total compensation of Mr. Fisackerly to the median of the annual total compensation of all employees is estimated to be 6:1.

Entergy New Orleans Ratio

For 2019,

•	The median of the annual total compensation of all of Entergy New Orleans’s employees, other than Mr. Ellis, was $145,217.

•	Mr. Ellis’s annual total compensation, as reported in the Total column of the 2019 Summary Compensation Table was $732,040.

•	Based on this information, the ratio of the annual total compensation of Mr. Ellis to the median of the annual total compensation of all employees is estimated to be 5:1.

Entergy Texas Ratio

For 2019,

•	The median of the annual total compensation of all of Entergy Texas’s employees, other than Ms. Rainer, was $233,988.

•	Ms. Rainer’s annual total compensation, as reported in the Total column of the 2019 Summary Compensation Table, was $1,467,716.

•	Based on this information, the ratio of the annual total compensation of Ms. Rainer to the median of the annual total compensation of all employees is estimated to be 6:1.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Entergy Corporation owns 100% of the outstanding common stock of registrant Entergy Texas and indirectly 100% of the outstanding common membership interests of registrants Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation’s outstanding common stock is included under the heading “Entergy Share Ownership - Beneficial Owners of More Than Five Percent of Entergy Common Stock” in the Entergy Corporation Proxy Statement, which information is incorporated herein by reference.  The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

The following table sets forth the beneficial ownership of common stock of Entergy Corporation and stock-based units as of January 31, 2020 for all directors and Named Executive Officers.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of common stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)(2)	Options Exercisable Within 60 Days	Stock Units (3)
Entergy Corporation
A. Christopher Bakken, III**	38,397	38,174	—
Marcus V. Brown**	44,758	40,075	—
John R. Burbank*	2,417	—	—
Patrick J. Condon*	7,834	—	—
Leo P. Denault***	265,416	753,202	—
Kirkland H. Donald*	7,721	—	2,949
Philip L. Frederickson*	6,284	—	805
Alexis M. Herman*	14,506	—	—
M. Elise Hyland*	727
Stuart L. Levenick*	21,421	—	—
Blanche L. Lincoln*	14,879	—	—
Andrew S. Marsh**	86,740	241,726	—
Karen A. Puckett*	7,834	—	—
Roderick K. West**	64,999	97,249	—
All directors and executive officers as a group (19 persons)	656,574	1,273,794	3,754

Entergy Arkansas
A. Christopher Bakken, III**	38,397	38,174	—
Marcus V. Brown**	44,758	40,075	—
Leo P. Denault**	265,416	753,202	—
Andrew S. Marsh***	86,740	241,726	—
Laura R. Landreaux***	5,866	1,700	—
Roderick K. West***	64,999	97,249	—
All directors and executive officers as a group (8 persons)	555,420	1,242,596	—

Entergy Louisiana
A. Christopher Bakken, III**	38,397	38,174	—
Marcus V. Brown**	44,758	40,075	—
Leo P. Denault**	265,416	753,202	—
Andrew S. Marsh***	86,740	241,726	—
Phillip R. May, Jr.***	25,880	13,900	13
Roderick K. West***	64,999	97,249	—
All directors and executive officers as a group (8 persons)	575,434	1,254,796	13

Name	Shares (1)(2)	Options Exercisable Within 60 Days	Stock Units (3)
Entergy Mississippi
Marcus V. Brown**	44,758	40,075	—
Leo P. Denault**	265,416	753,202	—
Haley R. Fisackerly***	9,847	6,800	—
Andrew S. Marsh***	86,740	241,726	—
Roderick K. West***	64,999	97,249	—
All directors and executive officers as a group (7 persons)	521,004	1,209,522	—

Entergy New Orleans
Marcus V. Brown**	44,758	40,075	—
Leo P. Denault**	265,416	753,202	—
David D. Ellis***	1,812	1,566	—
Andrew S. Marsh***	86,740	241,726	—
Roderick K. West***	64,999	97,249	—
All directors and executive officers as a group (7 persons)	512,969	1,204,288	—

Entergy Texas
Marcus V. Brown**	44,758	40,075	—
Leo P. Denault**	265,416	753,202	—
Andrew S. Marsh***	86,740	241,726	—
Sallie T. Rainer***	10,799	6,866	—
Roderick K. West***	64,999	97,249	—
All directors and executive officers as a group (7 persons)	521,956	1,209,588	—

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

(1)
The number of shares of Entergy Corporation common stock owned by each individual and by all non-employee directors and executive officers as a group does not exceed one percent of the outstanding shares of Entergy Corporation common stock.

(2)
For the non-employee directors, the balances include phantom units that are issued under the Service Recognition Program. All non-employee directors are credited with phantom units for each year of service on the Entergy Corporation Board. These phantom units do not have voting rights or accrue dividends, and will be settled in shares of Entergy Corporation common stock following the non-employee director’s separation from the Board.

(3)
Represents the balances of phantom units each executive holds under the defined contribution restoration plan and the deferral provisions of Entergy Corporation’s equity ownership plans.  These units will be paid out in either Entergy Corporation Common Stock or cash equivalent to the value of one share of Entergy Corporation common stock per unit on the date of payout, including accrued dividends.  The deferral period is determined by the individual and is at least two years from the award of the bonus.  Messrs. Donald and Frederickson have deferred receipt of some of their quarterly stock grants.  The deferred shares will be settled in cash in an amount equal to the market value of Entergy Corporation common stock at the end of the deferral period.

Equity Compensation Plan Information
The following table summarizes the equity compensation plan information as of December 31, 2019. Information is included for equity compensation plans approved by the shareholders. There are no shares authorized for issuance under equity compensation plans not approved by the shareholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price (b)(2)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders (1)	2,448,913	$78.48	7,266,822
Equity compensation plans not approved by security holders	—	—	—
Total	2,448,913	$78.48	7,266,822

(1)
Includes the 2007 Equity Ownership Plan, the 2011 Equity Ownership Plan, the 2015 Equity Plan, and the 2019 Omnibus Incentive Plan.  The 2007 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 12, 2006, and only applied to awards granted between January 1, 2007 and May 5, 2011. The 2011 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 6, 2011, and only applied to awards granted between May 6, 2011 and May 7, 2015.  The 2015 Equity Plan was approved by Entergy Corporation shareholders on May 8, 2015, and only applied to awards granted between May 8, 2015 and May 3, 2019. The 2019 Omnibus Incentive Plan was approved by the Entergy Corporation shareholders on May 3, 2019, and 7,300,000 shares of Entergy Corporation common stock can be issued from the 2019 Omnibus Incentive Plan, with all shares available for equity-based incentive awards. The 2007 Equity Ownership Plan, the 2011 Equity Ownership Plan, the 2015 Equity Plan, and the 2019 Omnibus Incentive Plan (collectively, the “Plans”) are administered by the Personnel Committee of the Board of Directors (other than with respect to awards granted to non-employee directors, which awards are administered by the entire Board of Directors).  Eligibility under the Plans is limited to the non-employee directors and to the officers and employees of an Entergy employer or an affiliate of Entergy Corporation.  The Plans provide for the issuance of stock options, restricted stock, equity awards (units whose value is related to the value of shares of the common stock but do not represent actual shares of common stock), performance awards (performance shares or units valued by reference to shares of common stock or performance units valued by reference to financial measures or property other than common stock), restricted stock unit awards, and other stock-based awards.

(2)	The weighted average exercise price reported in this column does not include outstanding performance awards.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

For information regarding certain relationship, related transactions and director independence of Entergy Corporation, see the Entergy Corporation Proxy Statement under the headings “Corporate Governance at Entergy - Director Independence” and “Corporate Governance - Corporate Governance Policies - Review and Approval of Related Party Transactions.”

Entergy Corporation’s Board of Directors has adopted a written Related Party Transaction Approval Policy that applies:

•	To any transaction or series of transactions in which Entergy Corporation or a subsidiary is a participant;

•	When the amount involved exceeds $120,000; and

•
When a Related Party (an Entergy Corporation director or executive officer, any nominee for director, any shareholder owning an excess of 5% of the total equity of Entergy Corporation and any immediate family member of any such person) has a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

The policy is administered by Entergy Corporation’s Corporate Governance Committee. The committee will consider relevant facts and circumstance in determining whether or not to approve or ratify such a transaction, and will approve or ratify only those transactions that are, in the Corporate Governance Committee’s judgment, appropriate or desirable under the circumstances. The Corporate Governance Committee has determined that certain types of transactions do not create or involve a direct or indirect material interest, including (i) compensation and related party transactions involving a director or an executive officer solely resulting from service as a director or employment with Entergy Corporation so long as the compensation is approved by the Entergy Corporation Board of Directors (or an appropriate committee); (ii) transactions involving public utility services at rates or charges fixed in conformity with law or governmental authority; or (iii) all business relationships between Entergy Corporation and a Related Party made in the ordinary course of business on terms and conditions generally available in the marketplace an in accordance with applicable law. To Entergy Corporation’s knowledge, since January 1, 2019, neither Entergy Corporation nor any of its affiliates has participated in any Related Party transaction.

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2019 and 2018 by Deloitte & Touche LLP were as follows:

	2019	2018
Entergy Corporation (consolidated)
Audit Fees	$8,710,000	$8,801,895
Audit-Related Fees (a)	775,000	1,067,119
Total audit and audit-related fees	9,485,000	9,869,014
Tax Fees	—	—
All Other Fees	31,835	—
Total Fees (b)	$9,516,835	$9,869,014
Entergy Arkansas
Audit Fees	$1,015,125	$1,030,758
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,015,125	1,030,758
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$1,015,125	$1,030,758
Entergy Louisiana
Audit Fees	$1,871,918	$1,916,517
Audit-Related Fees (a)	360,000	500,000
Total audit and audit-related fees	2,231,918	2,416,517
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$2,231,918	$2,416,517
Entergy Mississippi
Audit Fees	$1,005,125	$910,758
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,005,125	910,758
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$1,005,125	$910,758

	2019	2018
Entergy New Orleans
Audit Fees	$950,125	$965,758
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	950,125	965,758
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$950,125	$965,758
Entergy Texas
Audit Fees	$1,165,125	$1,200,758
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,165,125	1,200,758
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$1,165,125	$1,200,758
System Energy
Audit Fees	$930,125	$850,758
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	930,125	850,758
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$930,125	$850,758

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.

(b)	100% of fees paid in 2019 and 2018 were pre-approved by the Entergy Corporation Audit Committee.

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

Reports of Independent Registered Public Accounting Firm (see page 517)

Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3.	Exhibits

Exhibits for Entergy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Exhibit Index (see page 494 and are incorporated by reference herein).  Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

Item 16.  Form 10-K Summary (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

None.

EXHIBIT INDEX

The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith.  The balance of the exhibits have previously been filed with the SEC as the exhibits and in the file numbers indicated and are incorporated herein by reference.  The exhibits marked with a (+) are management contracts or compensatory plans or arrangements required to be filed herewith and required to be identified as such by Item 15 of Form 10-K.

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

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Entergy Arkansas

(a) 1 --	Plan of Merger of Entergy Arkansas, Inc. and Entergy Arkansas Power, LLC (2.1 to Form 8-K12B filed December 3, 2018 in 1-10764).

Entergy Louisiana

(b) 1 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Gulf States Louisiana, LLC (2.1 to Form 8-K12B filed October 1, 2015 in 1-32718).

(b) 2 --	Plan of Merger of Entergy Louisiana, LLC and Entergy Louisiana Power, LLC (2.2 to Form 8-K12B filed October 1, 2015 in 1-32718).

(b) 3 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Louisiana Power, LLC (2.3 to Form 8-K12B filed October 1, 2015 in 1-32718).

Entergy Mississippi

(c) 1 --	Plan of Merger of Entergy Mississippi, Inc. and Entergy Mississippi Power and Light, LLC (2.1 to Form 8-K12B filed December 3, 2018 in 1-31508).

Entergy New Orleans

(d) 1 --	Plan of Merger of Entergy New Orleans, Inc. and Entergy New Orleans Power, LLC (2.1 to Form 8-K12B filed December 1, 2017 in 1-35747).

(3) Articles of Incorporation and Bylaws

Entergy Corporation

(a) 1 --	Restated Certificate of Incorporation of Entergy Corporation dated October 10, 2006 (3(a) to Form 10-Q for the quarter ended September 30, 2006 in 1-11299).

(a) 2 --	Bylaws of Entergy Corporation as amended January 27, 2017, and as presently in effect (3.1 to Form 8-K filed January 30, 2017 in 1-11299).

System Energy

(b) 1 --	Amended and Restated Articles of Incorporation of System Energy effective April 28, 1989 (3(b)1 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 2 --	By-Laws of System Energy effective July 6, 1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas

(c) 1 --	Amended and Restated Certificate of Formation of Entergy Arkansas effective December 1, 2018 (3.3 to Form 8-K12B filed December 3, 2018 in 1-10764).

(c) 2 --	Amended and Restated Company Agreement of Entergy Arkansas effective December 1, 2018 (3.4 to Form 8-K12B filed December 3, 2018 in 1-10764).

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

Entergy Mississippi

(e) 1 --	Amended and Restated Certificate of Formation of Entergy Mississippi effective December 1, 2018 (3(e)1 to Form 10-K for the year ended December 31, 2018 in 1-31508).

(e) 2 --	Amended and Restated Company Agreement of Entergy Mississippi effective December 1, 2018 (3.4 to Form 8-K12B filed December 3, 2018 in 1-31508).

Entergy New Orleans

(f) 1 --	Composite Certificate of Formation of Entergy New Orleans effective December 1, 2017 (3.3 to Form 8-K12B filed December 1, 2017 in 1-35747).

(f) 2 --	Composite Company Agreement of Entergy New Orleans effective December 1, 2017 (3.4 to Form 8-K12B filed December 1, 2017 in 1-35747).

Entergy Texas

(g) 1 --
Amended and Restated Certificate of Formation of Entergy Texas effective August 21, 2019 (3.1 to Form 8-K filed August 21, 2019 in 1-34360), as amended by Statement of Resolution Establishing the 5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) of Entergy Texas (3.3 to Form 8-A filed September 4, 2019 in 1-34360).

(g) 2 --	Amended and Restated Bylaws of Entergy Texas effective August 19, 2019 (3.2 to Form 8-K filed August 21, 2019 in 1-34360).

(4)Instruments Defining Rights of Security Holders, Including Indentures

Entergy Corporation

(a) 1 --
See (4)(b) through (4)(g) below for instruments defining the rights of security holders of System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.

(a) 2 --	Indenture (For Unsecured Debt Securities), dated as of September 1, 2010, between Entergy Corporation and Wells Fargo Bank, National Association (4.01 to Form 8-K filed September 16, 2010 in 1-11299).

(a) 3 --	Officer’s Certificate for Entergy Corporation relating to 5.125% Senior Notes due September 15, 2020 (4.02(b) to Form 8-K filed September 16, 2010 in 1-11299).

(a) 4 --	Officer’s Certificate for Entergy Corporation relating to 4.0% Senior Notes due July 15, 2022 (4.02 to Form 8-K filed July 1, 2015 in 1-11299).

(a) 5 --	Officer’s Certificate for Entergy Corporation relating to 2.95% Senior Notes due September 1, 2026 (4.02 to Form 8-K filed August 19, 2016 in 1-11299).

(a) 6 --	Officer’s Certificate for Entergy Corporation relating to 4.50% Senior Note due December 16, 2028 (4(a)7 to Form 10-K for the year ended December 31, 2013 in 1-11299).

(a) 7 --
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

(a) 8 --
Extension Agreement, dated September 13, 2019, to Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Corporation, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent and LC Issuing Bank, MUFG Bank, Ltd., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4(a) to Form 10-Q for the quarter ended September 30, 2019 in 1-11299).

*(a) 9 --	Description of Entergy Corporation’s securities registered under Section 12 of the Securities Exchange Act of 1934.

System Energy

(b) 1 --	Mortgage and Deed of Trust, dated as of June 15, 1977, as amended and restated by the following Supplemental Indenture: (4.42 to Form 8-K filed September 25, 2012 in 1-9067 (Twenty-fourth)).

(b) 2 --	Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (4(b)3 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 3 --	Loan Agreement, dated as of March 1, 2019, between System Energy and Mississippi Business Finance Corporation (4(b) to Form 8-K filed March 28, 2019 in 1-9067).

Entergy Arkansas

(c) 1 --
Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 4(a)-7 in 2-10261 (Seventh); 2(b)-10 in 2-15767 (Tenth); 2(c) in 2-28869 (Sixteenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirtieth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirty-first); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirty-ninth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Forty-first); 4(d)(2) in 33-54298 (Forty-sixth); C-2 to Form U5S for the year ended December 31,1995 (Fifty-third); 4(c)1 to Form 10-K for the year ended December 31, 2008 in 1-10764 (Sixty-eighth); 4.06 to Form 8-K filed October 8, 2010 in 1-10764 (Sixty-ninth); 4.06 to Form 8-K filed November 12, 2010 in 1-10764 (Seventieth); 4.06 to Form 8-K filed December 13, 2012 in 1-10764 (Seventy-first); 4(e) to Form 8-K filed January 9, 2013 in 1-10764 (Seventy-second); 4.06 to Form 8-K filed May 30, 2013 in 1-10764 (Seventy-third); 4.06 to Form 8-K filed June 4, 2013 in 1-10764 (Seventy-fourth); 4.05 to Form 8-K filed March 14, 2014 in 1-10764 (Seventy-sixth); 4.05 to Form 8-K filed December 9, 2014 in 1-10764 (Seventy-seventh); 4.05 to Form 8-K filed January 8, 2016 in 1-10764 (Seventy-eighth); 4.05 to Form 8-K filed August 16, 2016 in 1-10764 (Seventy-ninth); 4(a) to Form 10-Q for the quarter ended September 30, 2018 (Eightieth); 4.1 to Form 8-K12B filed December 3, 2018 in 1-10764 (Eighty-first); and 4.39 to Form 8-K filed March 19, 2019 in 1-10764 (Eighty-second)).

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

(c) 4 --
Extension Agreement, dated September 13, 2019, to Second Amended and Restated Credit Agreement dated as of September 14, 2018, as supplemented by the Borrower Assumption Agreement of Entergy Arkansas Power, LLC dated as of November 30, 2018, among Entergy Arkansas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4(b) to Form 10-Q for the quarter ended September 30, 2019 in 1-10764).

(c) 5 --	Fuel Lease, dated as of December 22, 1988, between River Fuel Trust #1 and Entergy Arkansas (4(c)9 to Form 10-K for the year ended December 31, 2017 in 1-10764).

(c) 6 --
Loan Agreement, dated as of January 1, 2013, between Independence County, Arkansas and Entergy Arkansas relating to Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 (4(d) to Form 8-K filed January 9, 2013 in 1-10764).

*(c) 7 --	Description of Entergy Arkansas’s securities registered under Section 12 of the Securities Exchange Act of 1934.

Entergy Louisiana

(d) 1 --
Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Sixth); 2(c) in 2-34659 (Twelfth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-first); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-fifth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-ninth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Forty-second); A-2(a) to Rule 24 Certificate filed April 4, 1996 in 70-8487 (Fifty-first); B-4(i) to Rule 24 Certificate filed January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate filed January 10, 2006 in 70-10324 (Sixty-fourth); 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth); 4(e)1 to Form 10-K for the year ended December 31, 2009 in 1-132718 (Sixty-sixth); 4.08 to Form 8-K filed September 24, 2010 in 1-32718 (Sixty-eighth); 4.08 to Form 8-K filed March 24, 2011 in 1-32718 (Seventy-first); 4(a) to Form 10-Q for the quarter ended June 30, 2011 in 1-32718 (Seventy-second); 4.08 to Form 8-K filed July 3, 2012 in 1-32718 (Seventy-fifth); 4.08 to Form 8-K filed December 4, 2012 in 1-32718 (Seventy-sixth); 4.08 to Form 8-K filed May 21, 2013 in 1-32718 (Seventy-seventh); 4.08 to Form 8-K filed August 23, 2013 in 1-32718 (Seventy-eighth); 4.08 to Form 8-K filed June 24, 2014 in 1-32718 (Seventy-ninth); 4.08 to Form 8-K filed July 1, 2014 in 1-32718 (Eightieth); 4.08 to Form 8-K filed November 21, 2014 (Eighty-first); 4.1 to Form 8-K12B filed October 1, 2015 (Eighty-second); 4(g) to Form 8-K filed March 18, 2016 in 1-32718 (Eighty-third); 4.33 to Form 8-K filed March 24, 2016 in 1-32718 (Eighty-fourth); 4.33 to Form 8-K filed August 17, 2016 in 1-32718 (Eighty-sixth); 4.43 to Form 8-K filed October 4, 2016 in 1-32718 (Eighty-seventh); 4.43 to Form 8-K filed May 23, 2017 in 1-32718 (Eighty-eighth); 4.43 to Form 8‑K filed March 23, 2018 in 1-32718 (Eighty-ninth); 4.43 to Form 8-K filed August 14, 2018 in 1-32718 (Ninetieth); and 4.43 to Form 8-K filed March 12, 2019 in 1-32718 (Ninety-first)).

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

(d) 3 --
Extension Agreement, dated September 13, 2019, to Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Louisiana, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, Wells Fargo Bank, National Association and BNP Paribas, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4(c) to Form 10-Q for the quarter ended September 30, 2019 in 1-32718).

(d) 4 --	Fuel Lease, dated as of January 31, 1989, between River Fuel Company #2, Inc., and Entergy Louisiana (4(d)10 to Form 10-K for the year ended December 31, 2017 in 1-32718).

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

(d) 8 --
Loan Agreement, dated as of March 1, 2016, between Louisiana Public Facilities Authority and Entergy Louisiana relating to Refunding Revenue Bonds (Entergy Louisiana, LLC Project) Series 2016B (4(d) to Form 8-K filed March 18, 2016 in 1-32718).

(d) 9 --
Indenture of Mortgage, dated September 1, 1926, as amended by the following Supplemental Indentures: (7-A-9 in Registration No. 2-6893 (Seventh); 4(d)15 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Eighteenth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended September 30, 2009 in 0-20371 (Seventy-seventh); 4.07 to Form 8-K filed October 1, 2010 in 0-20371 (Seventy-eighth); 4.07 to Form 8-K filed July 1, 2014 in 0-20371 (Eighty-first); 4.2 to Form 8-K12B filed October 1, 2015 in 1-32718 (Eighty-second); 4.3 to Form 8-K12B filed October 1, 2015 in 1-32718 (Eighty-third); 4.42 to Form 8-K filed March 24, 2016 in 1-32718 (Eighty-fourth); 4.42 to Form 8-K filed May 19, 2016 in 1-32718 (Eighty-fifth); 4.42 to Form 8-K filed August 17, 2016 in 1-32718 (Eighty-sixth); 4.42 to Form 8-K filed October 4, 2016 in 1-32718 (Eighty-seventh); 4.42 to Form 8-K filed May 23, 2017 in 1-32718 (Eighty-eighth); 4.42 to Form 8-K filed March 23, 2018 in 1-32718 (Eighty-ninth); 4.42 to Form 8-K filed August 14, 2018 in 1-32718 (Ninetieth); and 4.42 to Form 8-K filed March 12, 2019 in 1-32718 (Ninety-first)).

(d) 10 --
Agreement of Resignation, Appointment and Acceptance, dated as of October 3, 2007, among Entergy Gulf States, Inc., JPMorgan Chase Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (4(a) to Form 10-Q for the quarter ended September 30, 2007 in 1-27031).

(d) 11 --
Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, as amended by the following Supplemental Indentures: (4.38 in Registration No. 333-190911-07 (Mortgage); 4(f) to Form 8-K filed March 18, 2016 in 1-32718 (First); 4.40 to Form 8-K filed March 24, 2016 in 1-32718 (Second); 4(h) to Form 10-Q for the quarter ended March 31, 2016 in 1-32718 (Fourth); 4.40 to Form 8-K filed May 19, 2016 in 1-32718 (Fifth); 4.40 to Form 8-K filed August 17, 2016 in 1-32718 (Sixth); 4.41 to Form 8-K filed October 4, 2016 in 1-32718 (Seventh); 4.41 to Form 8-K filed May 23, 2017 in 1-32718 (Eighth); 4.41 to Form 8-K filed March 23, 2018 in 1-32718 (Ninth); 4.41 to Form 8-K filed August 14, 2018 in 1-32718 (Tenth); and 4.41 to Form 8-K filed March 12, 2019 in 1-32718 (Eleventh)).

(d) 12 --	Officer’s Certificate No. 1-B-1, dated March 18, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4(e) to Form 8-K filed March 18, 2016 in 1-32718).

(d) 13 --	Officer’s Certificate No. 2-B-2, dated March 17, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed March 24, 2016 in 1-32718).

(d) 14 --	Officer’s Certificate No. 4-B-4, dated May 16, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed May 19, 2016 in 1-32718).

(d) 15 --
Officer’s Certificate No. 6-B-5, dated August 10, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed August 17, 2016 in 1-32718).

(d) 16 --
Officer’s Certificate No. 7-B-6, dated September 28, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed October 4, 2016 in 1-32718).

(d) 17 --	Officer’s Certificate No. 8-B-7, dated May 17, 2017, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed May 23, 2017 in 1-32718).

(d) 18 --
Officer’s Certificate No. 10-B-8, dated March 20, 2018, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed March 23, 2018 in 1-32718).

(d) 19 --
Officer’s Certificate No. 12-B-9, dated August 8, 2018, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed August 14, 2018 in 1-32718).

(d) 20 --
Officer’s Certificate No. 14-B-10, dated March 6, 2019, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed March 12, 2019 in 1-32718).

*(d) 21 --	Description of Entergy Louisiana’s securities registered under Section 12 of the Securities Exchange Act of 1934.

Entergy Mississippi

(e) 1 --
Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by the following Supplemental Indentures: (4(e)1 to Form 10-K for the year ended December 31, 2017 in 1-31508 (Mortgage); 4(e)1 to Form 10-K for the year ended December 31, 2017 in 1-31508 (Sixth); A-2(c) to Rule 24 Certificate filed May 14, 1999 in 70-8719 (Thirteenth); 4(b) to Form 10-Q for the quarter ended June 30, 2009 in 1-31508 (Twenty-sixth); 4.38 to Form 8-K filed December 11, 2012 in 1-31508 (Thirtieth); 4.05 to Form 8-K filed March 21, 2014 in 1-31508 (Thirty-first); 4.05 to Form 8-K filed May 13, 2016 in 1-31508 (Thirty-second); 4.16 to Form 8-K filed September 15, 2016 in 1-31508 (Thirty-third); 4.16 to Form 8-K filed November 14, 2017 in 1-31508 (Thirty-fourth); 4.1 to Form 8-K filed November 21, 2018 in 1-31508 (Thirty-fifth); 4.1 to Form 8-K12B filed December 3, 2018 in 1-31508 (Thirty-sixth); 4(a) to Form 8-K filed December 12, 2018 in 1-31508 (Thirty-seventh); and 4.46 to Form 8-K filed June 5, 2019 in 1-31508 (Thirty-eighth)).

*(e) 2 --	Description of Entergy Mississippi’s securities registered under Section 12 of the Securities Exchange Act of 1934.

Entergy New Orleans

(f) 1 --
Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by the following Supplemental Indentures: (4(f)1 to Form 10-K for the year ended December 31, 2017 in 1-35747 (Mortgage); 4(f)1 to Form 10-K for the year ended December 31, 2017 in 1-35747 (Third); 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh); 4.02 to Form 8-K filed November 23, 2010 in 0-5807 (Fifteenth); 4.02 to Form 8-K filed November 29, 2012 in 1-35747 (Sixteenth); 4.02 to Form 8-K filed June 21, 2013 in 1-35747 (Seventeenth); 4(m) to Form 10-Q for the quarter ended March 31, 2016 in 1-35747 (Eighteenth); 4.02 to Form 8-K filed March 22, 2016 in 1-35747 (Nineteenth); 4.02 to Form 8-K filed May 24, 2016 in 1-35747 (Twentieth); 4.1 to Form 8-K12B filed December 1, 2017 in 1-35747 (Twenty-first); and 4(a) to Form 8-K filed September 27, 2018 in 1-35747 (Twenty-second)).

(f) 2 --
Second Amended and Restated Credit Agreement dated as of November 16, 2018, among Entergy New Orleans, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Bank of America, N.A., as Administrative Agent and LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4(f)2 to Form 10-K for the year ended December 31, 2018 in 1-35747).

(f) 3 --
Term Loan Credit Agreement dated as of December 18, 2019, by and among Entergy New Orleans, the banks and other financial institutions listed on the signature pages thereof, as Lenders, and Bank of America, N.A., as Administrative Agent (4(a) to Form 8-K filed December 18, 2019 in 1-35747).

*(f) 4 --	Description of Entergy New Orleans’s securities registered under Section 12 of the Securities Exchange Act of 1934.

Entergy Texas

(g) 1 --
Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee, as amended by the following Supplemental Indenture: (4(h)2 to Form 10-K for the year ended December 31, 2008 in 0-53134 (Indenture) and 4.61 to Form 8-K filed September 20, 2019 in 1-34360 (First)).

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

(g) 10 --
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

(g) 11 --
Extension Agreement, dated September 13, 2019, to Second Amended and Restated Credit Agreement dated as of September 14, 2018, among Entergy Texas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BNP Paribas, Mizuho Bank, Ltd., and The Bank of Nova Scotia, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4(d) to Form 10-Q for the quarter ended September 30, 2019 in 1-34360).

(g) 12 --
Statement of Resolution Establishing the 5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) of Entergy Texas (3.3 to Form 8-A filed September 4, 2019 in 1-34360).

*(g) 13 --	Description of Entergy Texas’s securities registered under Section 12 of the Securities Exchange Act of 1934.

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

+(a) 5 --	2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2011 in 1-11299).

+(a) 6 --	2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (Appendix C to 2015 Entergy Corporation’s Definitive Proxy Statement filed on March 20, 2015 in 1-11299).

+(a) 7 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)57 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 8 --	First Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)58 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 9 --	Second Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)57 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 10 --	Third Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(b) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 11 --	Fourth Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(c) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 12 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)59 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 13 --
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

+(a) 15 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 16 --	Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)62 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 17 --	First Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)63 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 18 --	Second Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)64 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 19 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)77 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 20 --	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2010 (10(a)78 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 21 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)69 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 22 --	Third Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)71 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 23 --	Post-Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)80 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 24 --	First Amendment of the Post-Retirement Plan of Entergy Corporation and Subsidiaries effective December 28, 2001 (10(a)81 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 25 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)74 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 26 --	First Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)75 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 27 --	Second Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)76 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 28 --	Third Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective June 19, 2013 (10(b) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 29 --	Fourth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(c) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 30 --	Fifth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(a) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

*+(a) 31 --	Cash Balance Equalization Plan of Entergy Corporation effective July 1, 2014.

+(a) 32 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)78 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 33 --	First Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)79 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 34 --	Second Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)81 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 35 --	Third Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)81 to Form 10-K for the year ended December 31, 2013 in 1-11299).

+(a) 36 --	Fourth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(d) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 37 --	Fifth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(d) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 38 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 39 --	Amendment to Retention Agreement effective January 1, 2009 between Leo P. Denault and Entergy Corporation (10(a)93 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 40 --	Amendment to Retention Agreement effective January 1, 2010 between Leo P. Denault and Entergy Corporation (10(a)101 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 41 --	Amendment to Retention Agreement effective December 30, 2010 between Leo P. Denault and Entergy Corporation (10(a)95 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 42 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 43 --	Entergy Nuclear Retention Plan, as amended and restated effective January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 44 --	2019 Entergy Corporation Omnibus Incentive Plan (Appendix B to 2019 Proxy Statement, dated March 22, 2019 in 1-11299).

*+(a) 45 --	Form of Stock Option Grant Agreement.

*+(a) 46 --	Form of Long Term Incentive Program Performance Unit Agreement.

*+(a) 47 --	Form of Restricted Stock Grant Agreement.

*+(a) 48 --	Form of Restricted Stock Units Grant Agreement.

+(a) 49 --	Restricted Stock Unit Agreement between Andrew Marsh and Entergy Corporation effective August 3, 2015 (10(a)102 to Form 10-K for the year ended December 31, 2015 in 1-11299).

+(a) 50 --	Restricted Stock Units Agreement by and between A. Christopher Bakken, III and Entergy Corporation effective April 6, 2016 (10(a)54 to Form 10-K for the year ended December 31, 2016 in 1-11299).

+(a) 51 --	The 2019 Entergy Corporation Non-Employee Director Stock Program (10(b) to Form 10-Q for the quarter ended June 30, 2019 in 1-11299).

+(a) 52 --	2019 Entergy Corporation Non-Employee Director Service Recognition Program (10(c) to Form 10-Q for the quarter ended June 30, 2019 in 1-11299).

System Energy

(b) 1 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (10(b)1 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 2 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (10(b)2 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 3 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (10(b)3 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 4 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (10(b)4 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 5 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (10(b)5 to Form 10-K for the year ended December 31, 2017 in 1-9067).

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

(b) 9 --	Lease Supplement No. 4, dated as of January 15, 2014, to Facility Lease No. 1 (10(b)12 to Form 10-K for the year ended December 31, 2016 in 1-11299).

(b) 10 --
Facility Lease No. 2, dated as of December 1, 1988 between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (10(b)13 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 11 --	Lease Supplement No. 4, dated as of May 28, 2014, to Facility Lease No. 2 (10(b)14 to Form 10-K for the year ended December 31, 2016 in 1-11299).

(b) 12 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (10(b)15 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 13 --
Unit Power Sales Agreement among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans dated as of June 10, 1982, as amended and revised (10(b)16 to Form 10-K for the year ended December 31, 2018 in 1-9067).

Entergy Louisiana

(c) 1 --
Amendment, effective as of May 26, 2017, to the Fourth Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC effective as of September 19, 2015 (10(c)1 to Form 10-K for the year ended December 31, 2017 in 1-32718).

(14) Code of Ethics

Entergy Corporation

(a)	Entergy Corporation Code of Business Conduct and Ethics (14 to Form 10-Q for the quarter ended September 30, 2018 in 1-11299).

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 516.

*(24)  Powers of Attorney

(31)  Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32)  Section 1350 Certifications

**(a)	Section 1350 Certification for Entergy Corporation.

**(b)	Section 1350 Certification for Entergy Corporation.

**(c)	Section 1350 Certification for Entergy Arkansas.

**(d)	Section 1350 Certification for Entergy Arkansas.

**(e)	Section 1350 Certification for Entergy Louisiana.

**(f)	Section 1350 Certification for Entergy Louisiana.

**(g)	Section 1350 Certification for Entergy Mississippi.

**(h)	Section 1350 Certification for Entergy Mississippi.

**(i)	Section 1350 Certification for Entergy New Orleans.

**(j)	Section 1350 Certification for Entergy New Orleans.

**(k)	Section 1350 Certification for Entergy Texas.

**(l)	Section 1350 Certification for Entergy Texas.

**(m)	Section 1350 Certification for System Energy.

**(n)	Section 1350 Certification for System Energy.

(101)  Interactive Data File

*INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*SCH -	Inline XBRL Schema Document.

*CAL -	Inline XBRL Calculation Linkbase Document.

*DEF -	Inline XBRL Definition Linkbase Document.

*LAB -	Inline XBRL Label Linkbase Document.

*PRE -	Inline XBRL Presentation Linkbase Document.

*(104) Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101)
_________________

*	Filed herewith.
**	Furnished, not filed, herewith.
+	Management contracts or compensatory plans or arrangements.

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

By /s/ Kimberly A. Fontan
Kimberly A. Fontan
Senior Vice President and Chief Accounting Officer

Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020

Leo P. Denault (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President and Chief Financial Officer; Principal Financial Officer); John R. Burbank, Patrick J. Condon, Kirkland H. Donald, Philip L. Frederickson, Alexis M. Herman, M. Elise Hyland, Stuart L. Levenick, Blanche L. Lincoln, and Karen A. Puckett (Directors).

By: /s/ Kimberly A. Fontan	February 21, 2020
(Kimberly A. Fontan, Attorney-in-fact)

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

By /s/ Kimberly A. Fontan
Kimberly A. Fontan
Senior Vice President and Chief Accounting Officer

Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020

Laura R. Landreaux (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Kimberly A. Fontan	February 21, 2020
(Kimberly A. Fontan, Attorney-in-fact)

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

By /s/ Kimberly A. Fontan
Kimberly A. Fontan
Senior Vice President and Chief Accounting Officer

Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Kimberly A. Fontan	February 21, 2020
(Kimberly A. Fontan, Attorney-in-fact)

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

By /s/ Kimberly A. Fontan
Kimberly A. Fontan
Senior Vice President and Chief Accounting Officer

Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Kimberly A. Fontan	February 21, 2020
(Kimberly A. Fontan, Attorney-in-fact)

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

By /s/ Kimberly A. Fontan
Kimberly A. Fontan
Senior Vice President and Chief Accounting Officer

Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020

David D. Ellis (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Kimberly A. Fontan	February 21, 2020
(Kimberly A. Fontan, Attorney-in-fact)

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

By /s/ Kimberly A. Fontan
Kimberly A. Fontan
Senior Vice President and Chief Accounting Officer

Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020

Sallie T. Rainer (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Kimberly A. Fontan	February 21, 2020
(Kimberly A. Fontan, Attorney-in-fact)

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

By /s/ Kimberly A. Fontan
Kimberly A. Fontan
Senior Vice President and Chief Accounting Officer

Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020

Roderick K. West (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); A. Christopher Bakken, III and Steven C. McNeal (Directors).

By: /s/ Kimberly A. Fontan	February 21, 2020
(Kimberly A. Fontan, Attorney-in-fact)

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-233403 on Form S-3 and in Registration Statements Nos. 333-140183, 333-174148, 333-204546, 333-206556, 333-227150 and 333-231800 on Form S-8 of our reports dated February 21, 2020, relating to the financial statements and financial statement schedule of Entergy Corporation and Subsidiaries, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 2019.

We consent to the incorporation by reference in Registration Statement No. 333-233403-05 on Form S-3 of our reports dated February 21, 2020, relating to the financial statements and financial statement schedule of Entergy Arkansas, LLC and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Arkansas, LLC for the year ended December 31, 2019.

We consent to the incorporation by reference in Registration Statement No. 233403-04 on Form S-3 of our reports dated February 21, 2020, relating to the financial statements and financial statement schedule of Entergy Louisiana, LLC and Subsidiaries appearing in this Annual Report on Form 10‑K of Entergy Louisiana, LLC for the year ended December 31, 2019.

We consent to the incorporation by reference in Registration Statement No. 233403-03 on Form S-3 of our reports dated February 21, 2020, relating to the financial statements and financial statement schedule of Entergy Mississippi, LLC appearing in this Annual Report on Form 10‑K of Entergy Mississippi, LLC for the year ended December 31, 2019.

We consent to the incorporation by reference in Registration Statement No. 233403-02 on Form S-3 of our reports dated February 21, 2020, relating to the financial statements and financial statement schedule of Entergy Texas, Inc. and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. for the year ended December 31, 2019.

We consent to the incorporation by reference in Registration Statement No. 233403-01 on Form S-3 of our report dated February 21, 2020, relating to the financial statements of System Energy Resources, Inc. appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2019.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and the Corporation’s internal control over financial reporting as of December 31, 2019, and have issued our reports thereon dated February 21, 2020. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Texas, Inc. and Subsidiaries

To the member and Board of Directors of
Entergy Arkansas, LLC and Subsidiaries
Entergy Louisiana, LLC and Subsidiaries
Entergy Mississippi, LLC
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of Entergy Arkansas, LLC and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, Entergy New Orleans, LLC and Subsidiaries, and Entergy Texas, Inc. and Subsidiaries, and we have also audited the financial statements of Entergy Mississippi, LLC (collectively the “Companies”) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and have issued our reports thereon dated February 21, 2020. Our audits also included the financial statement schedules of the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the respective Companies’ management. Our responsibility is to express an opinion on the Companies’ financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 21, 2020

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018, and 2017
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2019	$7,322	$2,806	$2,724	$7,404
2018	$13,587	$3,936	$10,201	$7,322
2017	$11,924	$4,211	$2,548	$13,587
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018, and 2017
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2019	$1,264	$1,000	$1,095	$1,169
2018	$1,063	$810	$609	$1,264
2017	$1,211	$503	$651	$1,063
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018, and 2017
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2019	$1,813	$762	$673	$1,902
2018	$8,430	$2,395	$9,012	$1,813
2017	$6,277	$3,108	$955	$8,430
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY MISSISSIPPI, LLC
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018, and 2017
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2019	$563	$406	$333	$636
2018	$574	$265	$276	$563
2017	$549	$255	$230	$574
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018, and 2017
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2019	$3,222	$316	$312	$3,226
2018	$3,057	$187	$22	$3,222
2017	$3,059	$152	$154	$3,057
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018, and 2017
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2019	$461	$321	$311	$471
2018	$463	$279	$281	$461
2017	$828	$192	$557	$463
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.