Form 10-Q
period 2020-03-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES, INC; ENTERGY ARKANSAS, LLC; ENTERGY MISSISSIPPI, LLC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, LLC
filed 2020-05-11
CIK 65984, 202584, 7323, 66901, 1348952, 1427437, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at April 30, 2020
Entergy Corporation	($0.01 par value)	200,161,934

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10‑K for the calendar year ended December 31, 2019, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K and in this report, (b) Management’s Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•
resolution of pending and future rate cases, formula rate proceedings and related negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs;

•
continuing long-term risks and uncertainties associated with the termination of the System Agreement in 2016, including the potential absence of federal authority to resolve certain issues among the Utility operating companies and their retail regulators;

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the benefits of continued MISO participation, the effect of current or projected MISO market rules and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, the MISO-wide base rate of return on equity allowed or any MISO-related charges and credits required by the FERC, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including with respect to retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent return on equity criteria, transmission reliability requirements or market power criteria by the FERC or the U.S. Department of Justice;

•
changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities and nuclear materials and fuel, including with respect to the planned or actual shutdown and sale of each of the nuclear generating facilities owned or operated by Entergy Wholesale Commodities, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

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

FORWARD-LOOKING INFORMATION (Continued)

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

•
the effects of changes in federal, state, or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, trade/tariff, domestic purchase requirements, or energy policies;

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

•
variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes, ice storms, or other weather events and the recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance, as well as any related unplanned outages;

•
the risk that an incident at any nuclear generation facility in the U.S. could lead to the assessment of significant retrospective assessments and/or retrospective insurance premiums as a result of Entergy’s participation in a secondary financial protection system, a utility industry mutual insurance company, and industry self-insurance programs;

•	effects of climate change, including the potential for increases in extreme weather events and sea levels or coastal land and wetland loss;

•	changes in the quality and availability of water supplies and the related regulation of water use and diversion;

•
Entergy’s ability to manage its capital projects, including completion of projects timely and within budget and to obtain the anticipated performance or other benefits, and its operation and maintenance costs;

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

•	federal income tax reform, including the Tax Cuts and Jobs Act and its intended and unintended consequences on financial results and future cash flows;

•	the effects of Entergy’s strategies to reduce tax payments;

•
changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to capital and Entergy’s ability to refinance existing securities, execute share repurchase programs, and fund investments and acquisitions;

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

FORWARD-LOOKING INFORMATION (Concluded)

•	the effects of litigation and government investigations or proceedings;

•
changes in technology, including (i) Entergy’s ability to implement new or emerging technologies, (ii) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management and other measures that reduce load and government policies incentivizing development of the foregoing, and (iii) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;

•
the effects, including increased security costs, of threatened or actual terrorism, cyber-attacks or data security breaches, natural or man-made electromagnetic pulses that affect transmission or generation infrastructure, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•
the effects of a global event or pandemic, such as the COVID-19 global pandemic, including economic and societal disruptions; volatility in the capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available bank credit facilities); reduced demand for electricity, particularly from commercial and industrial customers; increased or unrecoverable costs; supply chain, vendor, and contractor disruptions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged outages; impacts to Entergy’s workforce availability, health, or safety; increased cybersecurity risks as a result of many employees telecommuting; increased late or uncollectible customer payments; regulatory delays; executive orders affecting, or increased regulation of, our business; changes in credit ratings or outlooks as a result of any of the foregoing; or other adverse impacts on Entergy’s ability to execute on its business strategies and initiatives or, more generally, on Entergy’s results of operations, financial condition, and liquidity;

•	Entergy’s ability to attract and retain talented management, directors, and employees with specialized skills;

•	Entergy’s ability to attract, retain and manage an appropriately qualified workforce;

•	changes in accounting standards and corporate governance;

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

•
the decision to cease merchant power generation at all Entergy Wholesale Commodities nuclear power plants by mid-2022, including the implementation of the planned shutdowns and sales of Indian Point 2, Indian Point 3, and Palisades;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	the potential for the factors listed herein to lead to the impairment of long-lived assets; and

•	Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to complete strategic transactions that Entergy may undertake.

v

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term

ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update issued by the FASB
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council	Council of the City of New Orleans, Louisiana
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
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

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2019 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Nelson Unit 6
Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, 70% of which is co-owned by Entergy Louisiana (57.5%) and Entergy Texas (42.5%) and 10.9% of which is owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment

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
Vermont Yankee
Vermont Yankee Nuclear Power Station (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in December 2014 and was disposed of in January 2019

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

The COVID-19 Pandemic

The COVID-19 pandemic and the measures to control it have adversely affected economic activity and conditions worldwide and have affected the demand for the products and services of many businesses in Entergy’s service area. Entergy expects a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial sectors, although the effect in the first quarter 2020 was minimal. In addition, although the effect in the first quarter 2020 was also minimal, Entergy expects negative changes during 2020 to its customers’ payment patterns and its operating cash flow activity due to the COVID-19 pandemic. These negative changes are likely to include an increase in uncollectible accounts expense.

Entergy provides critical services to its customers and has implemented its comprehensive incident response plan, which contemplates major events such as storms or pandemics. Entergy’s focus has been on the safety and wellness of its employees; providing safe, reliable service for its customers; analyzing and addressing the financial effects of the COVID-19 pandemic; and continuing its plans for the future. Entergy implemented precautionary measures for safety on and off the job for employees working at plants and in the field and implemented telecommuting practices for employees who can work from home. Entergy suspended service disconnections for customers and is working with regulators to address routine and non-routine matters and allow continuation of capital spending plans. Most of the Utility operating companies have received accounting orders to defer costs associated with COVID-19. To date, Entergy has not had material effects to its major projects or capital spending plans. Entergy is working with suppliers and contractors for continued availability of resources, equipment, and supplies to keep operations and major projects going forward and on schedule. Entergy plans to implement expense-related spending reductions in 2020, which it does not expect to affect safety or service reliability, in order to offset some of the financial effects of the COVID-19 pandemic. Despite the negative effects of the pandemic on financial markets, certain of the Utility operating companies issued a total of $1.065 billion of long-term mortgage bonds in March 2020, and Entergy Arkansas and Entergy Mississippi renewed their short-term credit facilities. In addition to cash on hand, Entergy’s sources of liquidity are outlined in “Capital Structure and Resources” and in Note 4 to the financial statements herein.

Despite Entergy’s actions in response to the COVID-19 pandemic, uncertainty exists regarding the full depth and length of the effects of COVID-19 on Entergy’s sales volume, revenue, collections and cash flows, expenses, liquidity, and capital needs. Entergy will continue to monitor actively the COVID-19 pandemic and related developments affecting its workforce, customers, suppliers, operations, and financial condition.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Results of Operations

First Quarter 2020 Compared to First Quarter 2019

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the first quarter 2020 to the first quarter 2019 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2019 Net Income (Loss) Attributable to Entergy Corporation	$230,585	$96,532	($72,580)	$254,537

Operating revenues	(81,353)	(101,063)	11	(182,405)
Fuel, fuel-related expenses, and gas purchased for resale	(75,964)	(4,963)	—	(80,927)
Purchased power	(117,810)	(5,083)	—	(122,893)
Other regulatory charges (credits)	9,267	—	—	9,267
Other operation and maintenance	(19,649)	(57,650)	(3,668)	(80,967)
Asset write-offs, impairments, and related charges	—	(68,884)	—	(68,884)
Taxes other than income taxes	4,466	7,341	(88)	11,719
Depreciation and amortization	45,485	(3,126)	77	42,436
Other income (deductions)	(7,967)	(352,243)	992	(359,218)
Interest expense	11,986	(3,746)	(1,639)	6,601
Other expenses	4,582	(13,240)	—	(8,658)
Income taxes	(41,385)	(96,448)	23,868	(113,965)
Preferred dividend requirements of subsidiaries	471	—	—	471

2020 Net Income (Loss) Attributable to Entergy Corporation	$319,816	($110,975)	($90,127)	$118,714

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

First quarter 2020 results of operations include losses of $211 million (pre-tax) on Entergy Wholesale Commodities’ nuclear decommissioning trust fund investments reflecting the equity market decline in March 2020 associated with the COVID-19 pandemic. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments. First quarter 2020 results of operations also include impairment charges of $5 million ($4 million net-of-tax) as a result of expenditures for capital assets being charged directly to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

First quarter 2019 results of operations include impairment charges of $74 million ($58 million net-of-tax) due to costs being charged directly to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the first quarter 2020 to the first quarter 2019:

Amount
(In Millions)
2019 operating revenues	$2,176
Fuel, rider, and other revenues that do not significantly affect net income	(164)
Volume/weather	(10)
Return of unprotected excess accumulated deferred income taxes to customers	34
Retail electric price	59
2020 operating revenues	$2,095

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales and decreased commercial usage, partially offset by an increase in industrial usage and increased usage during the unbilled sales period. The increase in industrial usage is primarily due to growth from new customers, partially offset by decreased demand from existing customers and co-generation and decreased small industrial sales.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In first quarter 2020, $27 million was returned to customers through reductions in operating revenues as compared to $61 million in first quarter 2019. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to:

•
an interim increase in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for the J. Wayne Leonard Power Station (formerly St. Charles Power Station) at Entergy Louisiana, as approved by the LPSC;

•
an interim capacity rate adjustment to the formula rate plan to recover non-fuel related costs of acquiring and operating the Choctaw Generating Station effective January 2020 and an increase in formula rate plan revenues

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

effective with the first billing cycle of July 2019, each at Entergy Mississippi, as approved by the MPSC;

•	an increase in the transmission cost recovery factor rider in January 2020 at Entergy Texas, as approved by the PUCT; and

•	an increase in formula rate plan rates effective with the first billing cycle of January 2020 at Entergy Arkansas, as approved by the APSC.

The increase was partially offset by provisions recorded in the first quarter 2020 at Entergy New Orleans for the revenue collected in 2020 that will be refunded to customers through new rates implemented in April 2020 based on an August 2019 effective date for the rate decrease.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Although the effect in the first quarter 2020 was minimal, Entergy expects a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $434 million for the first quarter 2019 to $333 million for the first quarter 2020 primarily due to the shutdown of Pilgrim in May 2019 and lower realized wholesale energy and capacity prices, partially offset by higher volume in the remaining Entergy Wholesale Commodities nuclear fleet resulting from fewer outage days in the first quarter 2020 as compared to the first quarter 2019.

Following are key performance measures for Entergy Wholesale Commodities for the first quarters 2020 and 2019:

	2020	2019
Owned capacity (MW) (a)	3,274	3,962
GWh billed	6,757	7,203

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	99%	85%
GWh billed	6,259	6,690
Average energy price ($/MWh)	$47.42	$51.43
Average capacity price ($/kW-month)	$1.07	$4.71
Refueling outage days:
Indian Point 3	—	21

(a)	The reduction in owned capacity is due to the shutdown of the 688 MW Pilgrim plant in May 2019, which was subsequently sold in August 2019.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $585 million for the first quarter 2019 to $566 million for the first quarter 2020 primarily due to:

•	higher nuclear insurance refunds of $18 million;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	a decrease of $15 million in fossil-fueled generation expenses due to a lower scope of work performed during plant outages in 2020 as compared to 2019; and

•	a decrease of $11 million in nuclear generation expenses primarily due to a lower scope of work performed in 2020 as compared to 2019 and lower nuclear labor costs, including contract labor.

The decrease was partially offset by:

•
an increase of $11 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities and an increase in employee health benefits costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs; and

•	an increase of $5 million in storm damage provisions at Entergy Mississippi. See Note 2 to the financial statements in the Form 10-K for discussion of storm cost recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station) and the Choctaw Generating Station, and new depreciation rates at Entergy Mississippi, as approved by the MPSC.

Interest expense increased primarily due to the issuance in March 2019 of $525 million of 4.20% Series mortgage bonds by Entergy Louisiana and the issuance in March 2019 of $350 million of 4.20% Series mortgage bonds by Entergy Arkansas.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $189 million for the first quarter 2019 to $131 million for the first quarter 2020 primarily due to:

•
a decrease of $31 million in nuclear generation expenditures primarily due to the absence of other operation and maintenance expenses from the Pilgrim plant, after it was shut down in May 2019 and subsequently sold. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant; and

•
a decrease of $16 million in severance and retention expenses. Severance and retention expenses were incurred in 2020 and 2019 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses resulting from management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet.

Asset write-offs, impairments, and related charges for the first quarter 2020 include impairment charges of $5 million ($4 million net-of-tax) as a result of expenditures for capital assets. Asset write-offs, impairments, and related charges for the first quarter 2019 include impairment charges of $74 million ($58 million net-of-tax) as a result of nuclear refueling outage spending and expenditures for capital assets. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Wholesale Commodities merchant nuclear fleet. See Note 14 to the financial statements in the Form 10-K for a discussion of impairment of long-lived assets.

Other income decreased because of losses on decommissioning trust fund investments in the first quarter 2020 compared to the first quarter 2019. These losses reflect the equity market decline in March 2020 associated with the COVID-19 pandemic. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments.

Other expenses decreased primarily due to the absence of decommissioning expense from the Pilgrim plant, after it was sold in August 2019. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant.

Income Taxes

The effective income tax rate was (136.6%) for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to the settlement with the IRS on the treatment of funds received in conjunction with the Act 55 financing of Hurricane Isaac storm costs, permanent differences related to income tax deductions for stock-based compensation, amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 10 to the financial statements herein for discussion of the IRS settlement and the income tax deductions for stock-based compensation. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was 14.2% for the first quarter 2019. The difference in the effective income tax rate for the first quarter 2019 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes, partially offset by the tax effects of the disposition of Vermont Yankee. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for a discussion of the tax effects of the Vermont Yankee disposition.

Income Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” in the Form 10-K for a discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017.  Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2019, 2018, and 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Entergy Wholesale Commodities Exit from the Merchant Power Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for a discussion of management’s strategy to shut down and sell all remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet.  Following are updates to that discussion.

Shutdown and Sale of Pilgrim

As discussed in the Form 10-K, Pilgrim ceased operations in May 2019. In August 2019 the NRC approved the transfer of Pilgrim’s facility licenses to Holtec International. At that time, hearing requests filed by the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Commonwealth of Massachusetts and Pilgrim Watch challenging Holtec’s financial qualifications and the sufficiency of the NRC’s review of the associated environmental impacts of the license transfer were pending with the NRC Commissioners. The NRC approval order included a condition acknowledging the NRC’s longstanding authority to modify, condition, or rescind the license transfer order as a result of any hearing that may be conducted.  On August 26, 2019, as permitted by the August 22 order, Entergy and Holtec closed the transaction. The NRC has not yet ruled on the Pilgrim Watch and Massachusetts hearing requests. In addition, on September 25, 2019, Massachusetts filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit, asking the court to vacate the NRC’s August 22 license transfer approval order and related approvals. On November 6, 2019, the court granted Entergy and Holtec intervenor status in the U.S. Court of Appeals proceeding. On November 22, 2019, Entergy and Holtec filed a motion to dismiss Massachusetts’s petition; the NRC also filed a motion to dismiss on the same date. On January 17, 2020, the States of New York, Connecticut, Illinois, Iowa, Maryland, Michigan, Minnesota, New Jersey, New Mexico, Oregon, Pennsylvania, and Vermont filed a brief as amici curiae in support of Massachusetts’s petition. The court of appeals has not yet ruled on Massachusetts’s initial petition or on the NRC or Entergy/Holtec motions to dismiss. On January 22, 2020, Massachusetts filed a second petition with the D.C. Circuit asking the court to review the NRC’s December 17 order denying its stay motion. On February 12, 2020, the court granted Entergy and Holtec intervenor status in the proceeding on the second petition and consolidated the proceedings for Massachusetts’ two petitions. On February 26, 2020, Massachusetts filed its preliminary procedural filings. The court has not yet issued a scheduling order for the remainder of the proceeding.

Planned Shutdown and Sale of Indian Point 2 and Indian Point 3

As discussed in the Form 10-K, in April 2019, Entergy entered into an agreement to sell, directly or indirectly, 100% of the equity interests in the subsidiaries that own Indian Point 1, Indian Point 2, and Indian Point 3, after Indian Point 3 has been shut down and defueled, to a Holtec subsidiary for decommissioning. The sale will include the transfer of the licenses, spent fuel, decommissioning liabilities, and nuclear decommissioning trusts for the three units. Subject to the conditions discussed in the Form 10-K, the transaction is targeted to close in May 2021, following the defueling of Indian Point 3. As consideration for the transfer to Holtec of its interest in Indian Point, Entergy will receive nominal cash consideration. The terms of the transaction do not require a minimum level of funding in the nuclear decommissioning trusts as a condition to closing. The Indian Point transaction is expected to result in a loss based on the difference between Entergy’s adjusted net investment in the subsidiaries at closing and the sale price net of any agreed adjustments. As of March 31, 2020, Entergy’s adjusted net investment in the Indian Point units was $55 million. The primary variables in the ultimate loss that Entergy will incur are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing. Indian Point 2 ceased operations on April 30, 2020.

Planned Shutdown and Sale of Palisades

As discussed in the Form 10-K, in July 2018, Entergy entered into a purchase and sale agreement to sell 100% of the equity interests in Entergy Nuclear Palisades, LLC, the owner of Palisades and the Big Rock Point Site, for $1,000 (subject to adjustment for net liabilities and other amounts). The sale of Entergy Nuclear Palisades will include the transfer of the nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. In February 2020 the parties signed an amendment to the purchase and sale agreement to remove the closing condition that the nuclear decommissioning trust fund must have a specified amount and Entergy agreed to contribute $20 million to the nuclear decommissioning trust fund at closing, among other amendments. Subject to the conditions discussed in the Form 10-K, the transaction is expected to close by the end of 2022. As of March 31, 2020, Entergy’s adjusted net investment in Palisades was $15 million. The primary variables in the ultimate loss or gain that Entergy will incur on the transaction are the values of the nuclear decommissioning trust and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business of approximately $75 million in 2020, of which $21 million has been incurred as of March 31, 2020, and a total of approximately $55 million from 2021 through 2022. In addition, Entergy Wholesale Commodities incurred impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets of $5 million for the three months ended March 31, 2020. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Although the effect in the first quarter 2020 was minimal, Entergy expects negative changes during 2020 to its customer payment patterns and its cash flow activity due to the COVID-19 pandemic. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Additional discussion of Entergy’s liquidity and capital resources follows.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy as of March 31, 2020 is primarily due to the net issuance of debt in 2020.

	March 31, 2020	December 31, 2019
Debt to capital	67.2%	65.5%
Effect of excluding securitization bonds	(0.3%)	(0.4%)
Debt to capital, excluding securitization bonds (a)	66.9%	65.1%
Effect of subtracting cash	(1.6%)	(0.5%)
Net debt to net capital, excluding securitization bonds (a)	65.3%	64.6%

(a)
Calculation excludes the Arkansas, Louisiana, New Orleans, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas, respectively.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2024.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2020 was 2.99% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2020:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$922	$6	$2,572

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of March 31, 2020, Entergy Corporation had approximately $1,942 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2020 was 2.02%.

Certain of the Utility operating companies have a total of $373 million in storm reserve escrow accounts at March 31, 2020.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of planned construction and other capital investments by operating segment for 2020 through 2022. Following are updates to that discussion.

Lake Charles Power Station

As discussed in the Form 10-K, the LPSC issued an order in July 2017 approving certification that the public necessity and convenience would be served by the construction of the Lake Charles Power Station. The plant commenced commercial operation in March 2020.

New Orleans Power Station

As discussed in the Form 10-K, in June 2019, a state court judge in New Orleans affirmed the City Council’s approval of the New Orleans Power Station and dismissed the petition for judicial review of that decision that had been filed in April 2018. The petitioners have filed an appeal of that ruling. Also in June 2019, with regard to the lawsuit challenging the City Council’s decision on the basis of a violation of the open meetings law, the same state court judge in New Orleans ruled that there was a violation of the open meetings law at the February 2018 meeting of the City Council’s Utility Committee at which that Committee considered the New Orleans Power Station approval, and further ruled that, although there was no violation of the open meetings law at the March 2018 full City Council

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

meeting at which the New Orleans Power Station was approved, both the approval of the Utility Committee and the approval of the full City Council were void. The City Council and Entergy New Orleans each filed a suspensive appeal of the open meetings law ruling. A suspensive appeal suspends the effect of the judgment in the open meetings law proceeding while the appeal is being taken. The petitioners sought in the state appellate court, and then at the Louisiana Supreme Court, to terminate the suspension of the effect of the judgment, but both courts declined to do so. Appellate briefing on the merits both in the open meetings law appeal and in the judicial review appeal occurred in November and December 2019 and oral argument in both cases was heard in January 2020. In February 2020 the state appellate court reversed the lower court’s ruling that the City Council’s approval of the New Orleans Power Station was void due to a violation of the open meetings law at the City Council’s Utility Committee meeting in February 2018.  The state appellate court ruled that there was no violation of the open meetings law at the City Council meeting in March 2018 and that the lower court erred in voiding the City Council resolution approving the New Orleans Power Station.  In March 2020, the appellees in that proceeding filed a writ application with the Louisiana Supreme Court seeking review of the appellate court’s decision and several New Orleans-based organizations filed an amicus brief in support of the appellees’ writ application. Briefs from Entergy New Orleans and the City Council in opposition to the writ application are due in May 2020. In April 2020 the state appellate court affirmed the district court’s judicial review decision that affirmed the City Council’s approval of the New Orleans Power Station as in the public interest. Construction of the plant is on schedule, with commercial operation expected in mid-2020.

Sunflower Solar Facility

    In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project will be built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  In December 2018, Entergy Mississippi filed a joint petition with Sunflower Solar Project at the MPSC for Sunflower Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi has proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility. In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism. Recovery through the interim capacity rate adjustment requires MPSC approval for each new resource. In August 2019 consultants retained by the Mississippi Public Utilities Staff filed a report expressing concerns regarding the project economics. In March 2020, Entergy Mississippi filed supplemental testimony addressing questions and observations raised by the consultants retained by the Mississippi Public Utilities Staff. A hearing before the MPSC was held in March 2020. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar Facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions including: (i) that Entergy Mississippi pursue a partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap on the level of recoverable costs. Closing is targeted to occur by the end of 2021.

Searcy Solar Facility

As discussed in the Form 10-K, in May 2019, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the Searcy Solar Facility was in the public interest. In April 2020 the APSC issued an order approving Entergy Arkansas’s acquisition of the Searcy Solar facility as being in the public interest, but declined to approve Entergy Arkansas’s preferred cost recovery rider mechanism, finding instead, based on the particular facts and circumstances presented, that the formula rate plan rider was a sufficient recovery mechanism.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its April 2020 meeting, the Board declared a dividend of $0.93 per share, which is the same quarterly dividend per share that Entergy has paid since the third quarter 2019.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
	(In Millions)
Cash and cash equivalents at beginning of period	$426	$481

Cash flow provided by (used in):
Operating activities	659	501
Investing activities	(1,045)	(951)
Financing activities	1,424	952
Net increase in cash and cash equivalents	1,038	502

Cash and cash equivalents at end of period	$1,464	$983

Operating Activities

Net cash flow provided by operating activities increased $158 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to:

•
the decrease in the return of unprotected excess accumulated deferred income taxes to Utility customers. See Note 2 to the financial statements in the Form 10-K for a discussion of the regulatory activity regarding the Tax Cuts and Jobs Act;

•	an increase due to the timing of recovery of fuel and purchased power costs;

•	a decrease of $38 million in spending on nuclear refueling outage expenses;

•	timing of collections from customers;

•	an increase of $17 million of nuclear insurance refunds; and

•
$13 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

The increase was partially offset by:

•
an increase of $48 million in pension contributions in 2020 as compared to the same period in 2019. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;

•	the effect of less favorable weather on billed Utility sales in 2020; and

•	an increase of $32 million in incentive-based compensation payments in 2020.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $95 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to:

•
an increase of $108 million in construction expenditures in the Utility business primarily due to an increase of $53 million largely resulting from investment in the infrastructure of the distribution system, including increased spending on advanced metering infrastructure, and an increase of $49 million in storm spending in 2020;

•
an increase of $47 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•
an increase of $37 million primarily due to changes in collateral posted to provide credit support to secure its obligations under agreements to sell power produced by Entergy Wholesale Commodities’ power plants; and

•
$25 million in plant upgrades for the Choctaw Generating Station in March 2020. See Note 14 to the financial statements in the Form 10-K for further discussion of the Choctaw Generating Station purchase.

The increase was partially offset by:

•
$62 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and

•	an increase of $41 million in net receipts from storm reserve escrow accounts.

Financing Activities

Net cash flow provided by financing activities increased $472 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to:

•	long-term debt activity providing approximately $1,581 million of cash in 2020 compared to providing approximately $1,145 million of cash in 2019; and

•
the repurchase in first quarter 2019 of $50 million of Class A mandatorily redeemable preferred membership units in Entergy Holdings Company LLC, a wholly-owned Entergy subsidiary, that were held by a third party.

For details of Entergy’s long-term debt, see Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both. In addition to its forward physical power contracts, Entergy Wholesale Commodities may also use a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk. The sensitivities may not reflect the total maximum upside potential from higher market prices. The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation. Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of March 31, 2020 (2020 represents the remainder of the year):

Entergy Wholesale Commodities Nuclear Portfolio

	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	97%	94%	99%
Planned generation (TWh) (c) (d)	11.6	9.6	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of March 31, 2020	$38.1	$55.8	$47.1

Capacity
Percent of capacity sold forward (e):
Bundled capacity and energy contracts (f)	40%	68%	97%
Capacity contracts (g)	45%	—%	—%
Total	85%	68%	97%
Planned net MW in operation (average) (d)	2,195	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$3.1	$—	$—

Total Energy and Capacity Revenues (h)
Expected sold and market total revenue per MWh	$42.2	$54.1	$46.8
Sensitivity: -/+ $10 per MWh market price change	$42.0-$42.3	$53.5-$54.6	$46.7-$47.0

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

(d)
Assumes the shutdown of Indian Point 2 on April 30, 2020, planned shutdown of Indian Point 3 on April 30, 2021, and planned shutdown of Palisades on May 31, 2022. For a discussion regarding the planned shutdown of the Indian Point 2, Indian Point 3, and Palisades plants, see “Entergy Wholesale Commodities Exit from the Merchant Power Business” above.

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on March 31, 2020 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $2 million for the remainder of 2020. As of March 31, 2019, a positive $10 per MW change would have had a corresponding effect on pre-tax income of $4 million for the remainder of 2019. A negative $10 per MWh change in the annual average energy price in the markets based on March 31, 2020 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($2) million for the remainder of 2020. As of March 31, 2019, a negative $10 per MW change would have had a corresponding effect on pre-tax income of ($4) million for the remainder of 2019.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At March 31, 2020, based on power prices at that time, Entergy had liquidity exposure of $77 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $14 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of March 31, 2020, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements. As of March 31, 2020, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $66 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of March 31, 2020, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies. Following is an update to the discussion in the Form 10-K. Following are updates to that discussion.

Qualified Pension and Other Postretirement Benefits

As discussed in the Form 10-K, Entergy sponsors qualified, defined benefit pension plans that cover substantially all employees, including cash balance plans and final average pay plans. Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements in the Form 10-K, are affected by numerous factors. Key actuarial assumptions utilized in determining qualified pension and other postretirement health care and life insurance costs include the expected long-term rate of return on plan assets. For 2020, Entergy assumed a long-term rate of return on its qualified pension plan assets of 7.00%. Through March 31, 2020, due to the decline in the equity markets associated with the COVID-19 pandemic, Entergy experienced a 12% loss on its qualified pension plan assets, which have declined in fair value from $6.3 billion at December 31, 2019 to $5.4 billion at March 31, 2020.
As described more fully in the Form 10-K, in accordance with pension accounting standards, Entergy utilizes a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The excess is amortized over the average remaining service period of active employees.
Minimum required funding calculations as determined under Pension Protection Act guidance are performed annually as of January 1 of each year and are based on measurements of the assets and funding liabilities as measured at that date, and Entergy’s expected contributions for 2020 are reported in Note 6 to the financial statements herein. Any excess of the funding liability over the calculated fair market value of assets results in a funding shortfall that, under the Pension Protection Act, must be funded over a seven-year rolling period. The Pension Protection Act also imposes certain plan limitations if the funded percentage, which is based on calculated fair market values of assets divided by funding liabilities, does not meet certain thresholds. For funding purposes, asset gains and losses are smoothed in to the calculated fair market value of assets. The funding liability is based upon a weighted average 24-month corporate bond rate published by the U.S. Treasury which is generally subject to a corridor of the 25-year average of prior segment rates. Periodic changes in asset returns and interest rates can affect funding shortfalls and future cash contributions.

As described in Note 6 to the financial statements herein, in March 2020, Entergy announced changes to its other postretirement benefits. As a result, Entergy now expects 2020 other postretirement health care and life insurance benefit income, including amounts capitalized, of $17.2 million.

New Accounting Pronouncements

See Note 1 to the financial statements in the Form 10-K for discussion of new accounting pronouncements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,050,638	$2,121,024
Natural gas	43,976	54,948
Competitive businesses	332,565	433,612
TOTAL	2,427,179	2,609,584

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	397,403	478,330
Purchased power	216,614	339,507
Nuclear refueling outage expenses	50,218	50,441
Other operation and maintenance	702,084	783,051
Asset write-offs, impairments, and related charges	5,095	73,979
Decommissioning	93,684	102,119
Taxes other than income taxes	170,294	158,575
Depreciation and amortization	399,710	357,274
Other regulatory credits	(7,679)	(16,946)
TOTAL	2,027,423	2,326,330

OPERATING INCOME	399,756	283,254

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	35,953	38,216
Interest and investment income (loss)	(216,853)	228,149
Miscellaneous - net	23,389	(64,658)
TOTAL	(157,511)	201,707

INTEREST EXPENSE
Interest expense	205,589	200,993
Allowance for borrowed funds used during construction	(15,444)	(17,449)
TOTAL	190,145	183,544

INCOME BEFORE INCOME TAXES	52,100	301,417

Income taxes	(71,194)	42,771

CONSOLIDATED NET INCOME	123,294	258,646

Preferred dividend requirements of subsidiaries	4,580	4,109

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$118,714	$254,537

Earnings per average common share:
Basic	$0.59	$1.34
Diluted	$0.59	$1.32

Basic average number of common shares outstanding	199,790,016	189,575,187
Diluted average number of common shares outstanding	200,901,349	192,234,191

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
	(In Thousands)

Net Income	$123,294	$258,646

Other comprehensive income
Cash flow hedges net unrealized loss (net of tax benefit of $5,777 and $5,352)	(21,710)	(12,426)
Pension and other postretirement liabilities (net of tax expense of $15,076 and $3,249)	53,899	11,550
Net unrealized investment gain (net of tax expense of $8,743 and $8,073)	15,744	13,703
Other comprehensive income	47,933	12,827

Comprehensive Income	171,227	271,473
Preferred dividend requirements of subsidiaries	4,580	4,109
Comprehensive Income Attributable to Entergy Corporation	$166,647	$267,364

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$123,294	$258,646
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	568,596	530,224
Deferred income taxes, investment tax credits, and non-current taxes accrued	(31,405)	104,884
Asset write-offs, impairments, and related charges	4,962	25,462
Changes in working capital:
Receivables	70,357	39,697
Fuel inventory	(15,389)	(4,401)
Accounts payable	(127,727)	(63,613)
Taxes accrued	(44,241)	(44,083)
Interest accrued	(4,791)	(20,546)
Deferred fuel costs	30,560	20,201
Other working capital accounts	(21,758)	(42,016)
Changes in provisions for estimated losses	(35,829)	13,720
Changes in other regulatory assets	99,275	(162,192)
Changes in other regulatory liabilities	(450,905)	130,924
Changes in pension and other postretirement liabilities	(113,071)	(7,713)
Other	607,132	(278,005)
Net cash flow provided by operating activities	659,060	501,189

INVESTING ACTIVITIES
Construction/capital expenditures	(1,043,608)	(951,629)
Allowance for equity funds used during construction	35,953	38,322
Nuclear fuel purchases	(85,334)	(38,445)
Payment for purchase of plant	(24,633)	—
Changes in securitization account	(70)	(1,084)
Payments to storm reserve escrow account	(1,557)	(2,285)
Receipts from storm reserve escrow account	40,589	—
Decrease in other investments	2,265	39,045
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	62,162	—
Proceeds from nuclear decommissioning trust fund sales	687,487	1,307,547
Investment in nuclear decommissioning trust funds	(718,741)	(1,342,429)
Net cash flow used in investing activities	(1,045,487)	(950,958)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,195,345	3,444,230
Treasury stock	39,964	35,577
Retirement of long-term debt	(1,614,578)	(2,298,855)
Repurchase of preferred membership units	—	(50,000)
Changes in credit borrowings and commercial paper - net	(4,911)	(17)
Other	(756)	(1,945)
Dividends paid:
Common stock	(185,763)	(172,591)
Preferred stock	(4,763)	(4,109)
Net cash flow provided by financing activities	1,424,538	952,290

Net increase in cash and cash equivalents	1,038,111	502,521

Cash and cash equivalents at beginning of period	425,722	480,975

Cash and cash equivalents at end of period	$1,463,833	$983,496

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$203,466	$214,935
Income taxes	($23,063)	($13,844)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$283,491	$34,242
Temporary cash investments	1,180,342	391,480
Total cash and cash equivalents	1,463,833	425,722
Accounts receivable:
Customer	602,278	595,509
Allowance for doubtful accounts	(8,521)	(7,404)
Other	112,368	219,870
Accrued unbilled revenues	369,948	400,617
Total accounts receivable	1,076,073	1,208,592
Fuel inventory - at average cost	160,865	145,476
Materials and supplies - at average cost	837,855	824,989
Deferred nuclear refueling outage costs	167,124	157,568
Prepayments and other	268,201	283,645
TOTAL	3,973,951	3,045,992

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	5,778,285	6,404,030
Non-utility property - at cost (less accumulated depreciation)	335,314	332,864
Other	460,569	496,452
TOTAL	6,574,168	7,233,346

PROPERTY, PLANT, AND EQUIPMENT
Electric	55,524,303	54,271,467
Natural gas	553,323	547,110
Construction work in progress	2,469,130	2,823,291
Nuclear fuel	657,216	677,181
TOTAL PROPERTY, PLANT, AND EQUIPMENT	59,203,972	58,319,049
Less - accumulated depreciation and amortization	23,422,851	23,136,356
PROPERTY, PLANT, AND EQUIPMENT - NET	35,781,121	35,182,693

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $212,163 as of March 31, 2020 and $239,219 as of December 31, 2019)	5,192,780	5,292,055
Deferred fuel costs	240,024	239,892
Goodwill	377,172	377,172
Accumulated deferred income taxes	76,680	64,461
Other	339,133	288,301
TOTAL	6,225,789	6,261,881

TOTAL ASSETS	$52,555,029	$51,723,912

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,230,015	$795,012
Notes payable and commercial paper	1,941,816	1,946,727
Accounts payable	1,502,392	1,499,861
Customer deposits	408,803	409,171
Taxes accrued	189,214	233,455
Interest accrued	189,338	194,129
Deferred fuel costs	228,379	197,687
Pension and other postretirement liabilities	62,129	66,184
Current portion of unprotected excess accumulated deferred income taxes	64,339	76,457
Other	201,514	201,780
TOTAL	6,017,939	5,620,463

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,384,494	4,401,190
Accumulated deferred investment tax credits	205,041	207,113
Regulatory liability for income taxes-net	1,600,189	1,633,159
Other regulatory liabilities	1,555,188	1,961,005
Decommissioning and asset retirement cost liabilities	6,250,951	6,159,212
Accumulated provisions	498,199	534,028
Pension and other postretirement liabilities	2,689,249	2,798,265
Long-term debt (includes securitization bonds of $271,391 as of March 31, 2020 and $297,981 as of December 31, 2019)	18,228,528	17,078,643
Other	646,899	852,749
TOTAL	36,058,738	35,625,364

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,385	219,410

EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 270,035,180 shares in 2020 and 2019	2,700	2,700
Paid-in capital	6,510,683	6,564,436
Retained earnings	9,190,141	9,257,609
Accumulated other comprehensive loss	(398,987)	(446,920)
Less - treasury stock, at cost (69,874,430 shares in 2020 and 70,886,400 shares in 2019)	5,080,570	5,154,150
Total common shareholders' equity	10,223,967	10,223,675
Subsidiaries' preferred stock without sinking fund	35,000	35,000
TOTAL	10,258,967	10,258,675

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$52,555,029	$51,723,912

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2018	$—	$2,616	($5,273,719)	$5,951,431	$8,721,150	($557,173)	$8,844,305
Implementation of accounting standards	—	—	—	—	6,806	(6,806)	—
Balance at January 1, 2019	—	2,616	(5,273,719)	5,951,431	8,727,956	(563,979)	8,844,305

Consolidated net income	4,109	—	—	—	254,537	—	258,646
Other comprehensive income	—	—	—	—	—	12,827	12,827
Common stock issuances related to stock plans	—	—	62,537	(31,248)	—	—	31,289
Common stock dividends declared	—	—	—	—	(172,591)	—	(172,591)
Preferred dividend requirements of subsidiaries (a)	(4,109)	—	—	—	—	—	(4,109)
Balance at March 31, 2019	$—	$2,616	($5,211,182)	$5,920,183	$8,809,902	($551,152)	$8,970,367

Balance at December 31, 2019	$35,000	$2,700	($5,154,150)	$6,564,436	$9,257,609	($446,920)	$10,258,675
Implementation of accounting standards	—	—	—	—	(419)	—	(419)
Balance at January 1, 2020	35,000	2,700	(5,154,150)	6,564,436	9,257,190	(446,920)	10,258,256

Consolidated net income	4,580	—	—	—	118,714	—	123,294
Other comprehensive income	—	—	—	—	—	47,933	47,933
Common stock issuances related to stock plans	—	—	73,580	(53,753)	—	—	19,827
Common stock dividends declared	—	—	—	—	(185,763)	—	(185,763)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2020	$35,000	$2,700	($5,080,570)	$6,510,683	$9,190,141	($398,987)	$10,258,967

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries include $4.1 million for 2020 and 2019 of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Nine Months Ended		Increase/
	2020	2019	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$798	$803	($5)	(1)
Commercial	539	554	(15)	(3)
Industrial	557	601	(44)	(7)
Governmental	53	53	—	—
Total billed retail	1,947	2,011	(64)	(3)
Sales for resale	54	84	(30)	(36)
Other	50	26	24	92
Total	$2,051	$2,121	($70)	(3)

Utility billed electric energy sales (GWh):
Residential	8,126	8,471	(345)	(4)
Commercial	6,244	6,423	(179)	(3)
Industrial	11,815	11,683	132	1
Governmental	595	601	(6)	(1)
Total retail	26,780	27,178	(398)	(1)
Sales for resale	3,117	3,814	(697)	(18)
Total	29,897	30,992	(1,095)	(4)

Entergy Wholesale Commodities:
Operating revenues	$333	$434	($101)	(23)
Billed electric energy sales (GWh)	6,757	7,203	(446)	(6)

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

Regulatory activity regarding the Tax Cuts and Jobs Act

System Energy

In a filing made with the FERC in March 2018, Entergy proposed revisions to the Unit Power Sales Agreement, among other agreements, to reflect the effects of the Tax Act. In the filing System Energy proposed to return all of its unprotected excess accumulated deferred income taxes to its customers by the end of 2018. In May 2018 the FERC accepted System Energy’s proposed tax revisions with an effective date of June 1, 2018, subject to refund and the outcome of settlement and hearing procedures.  Settlement discussions were terminated in April 2019, and the hearing was held in March 2020. The retail regulators of the Utility operating companies that are parties to the Unit Power Sales Agreement are challenging the treatment and amount of excess tax liabilities associated with uncertain tax positions related to nuclear decommissioning. The initial decision is due in July 2020.

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2020, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease from $0.01462 per kWh to $0.01052 per kWh. The redetermined rate became effective with the first billing cycle in April 2020 through the normal operation of the tariff.

Entergy Louisiana

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. Discovery has not yet commenced.

Entergy Texas

In September 2019, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period from April 2016 through March 2019. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimated an under-recovery balance of approximately $25.8 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2019. In March 2020 an intervenor filed testimony proposing that the PUCT disallow: (1) $2 million in replacement power costs associated with generation outages during the reconciliation period; and (2) $24.4 million associated with the operation of the Spindletop natural gas storage facility during the reconciliation period.  In April 2020, Entergy Texas filed rebuttal testimony refuting all points raised by the intervenor.  A hearing on the merits is currently set for May 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that discussion.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2018 Formula Rate Plan Filing

Commercial operation at Lake Charles Power Station commenced in March 2020. In March 2020, Entergy Louisiana filed an update to its 2018 formula rate plan evaluation report to include the estimated first-year revenue requirement of $108 million associated with the Lake Charles Power Station. The resulting interim adjustment to rates became effective with the first billing cycle of April 2020.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filing

In March 2020, Entergy Mississippi submitted its formula rate plan 2020 test year filing and 2019 look-back filing showing Entergy Mississippi’s earned return for the historical 2019 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2020 calendar year to be below the formula rate plan bandwidth. The 2020 test year filing shows a $24.6 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.51% return on rate base, within the formula rate plan bandwidth. The 2019 look-back filing compares actual 2019 results to the approved benchmark return on rate base and reflects the need for a $7.3 million interim increase in formula rate plan revenues. In accordance with the MPSC-approved revisions to the formula rate plan, Entergy Mississippi implemented a $24.3 million interim rate increase, reflecting a cap equal to 2% of 2019 retail revenues, effective with the April 2020 billing cycle, subject to refund, pending a final MPSC order. A final order is expected in the second quarter 2020, with the resulting final rates, including amounts above the 2% cap of 2019 retail revenues, effective July 2020.

Filings with the City Council (Entergy New Orleans)

Energy Efficiency

As discussed in the Form 10-K, in December 2019, Entergy New Orleans filed an application with the City Council seeking approval of an implementation plan for the Energy Smart energy efficiency program from April 2020 through December 2022. Entergy New Orleans proposed to recover the costs of the program through mechanisms previously approved by the City Council or through the energy efficiency cost recovery rider, which was approved in the 2018 combined rate case resolution. In February 2020 the City Council approved Entergy New Orleans’s application.

2018 Base Rate Case Filing

See the Form 10-K for discussion of the electric and gas base rate case filed in September 2018. In response to the City Council’s November 2019 resolution in the rate case, Entergy New Orleans made a compliance filing in December 2019 and also filed timely a petition for appeal and judicial review and for stay of or injunctive relief alleging that the resolution is unlawful in failing to produce just and reasonable rates. A hearing on the requested injunction was scheduled in Civil District Court for February 2020, but by joint motion of the City Council and Entergy New Orleans, the Civil District Court issued an order for a limited remand to the City Council to consider a potential agreement in principle/stipulation at its February 20, 2020 meeting. On February 17, 2020, Entergy New Orleans filed

Entergy Corporation and Subsidiaries
Notes to Financial Statements

with the City Council an agreement in principle between Entergy New Orleans and the City Council’s advisors. On February 20, 2020, the City Council voted to approve the proposed agreement in principle and issued a resolution modifying the required treatment of certain accumulated deferred income taxes. As a result of the agreement in principle, the total annual revenue requirement reduction will be approximately $45 million ($42 million electric, including $29 million in rider reductions; and $3 million gas). As a result, Entergy New Orleans fully implemented the new rates in April 2020. The merits of the appeal will be subject to a separate procedural schedule issued by the Civil District Court.

2020 Formula Rate Plan Filing

In April 2020, Entergy New Orleans filed a motion with the City Council to delay its formula rate plan filing until June 2020. In May 2020 the City Council issued an order extending the filing deadline for Entergy New Orleans’s formula rate plan filing to June 29, 2020.

Filings with the PUCT (Entergy Texas)

Distribution Cost Recovery Factor (DCRF) Rider

In March 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect approximately $23.6 million annually, or $20.4 million in incremental annual DCRF revenue beyond Entergy Texas’s currently effective DCRF rider from Entergy Texas’s retail customers based on its capital invested in distribution between January 1, 2019 and December 31, 2019.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in August 2019, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The new TCRF rider is designed to collect approximately $19.4 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and June 30, 2019. In January 2020 the PUCT issued an order approving an unopposed settlement providing for recovery of the requested revenue requirement. Entergy Texas implemented the amended rider beginning with bills covering usage on and after January 23, 2020.

System Agreement Cost Equalization Proceedings

Rough Production Cost Equalization Rates

Consolidated 2011, 2012, 2013, and 2014 Rate Filing Proceedings

As discussed in the Form 10-K, in April 2018 the LPSC requested rehearing of the FERC’s March 2018 order affirming the ALJ’s initial decision in the consolidated proceedings. Entergy filed in May 2018 the bandwidth true-up payments and receipts for the 2011-2014 rate filings and the payments were made in May 2018. In April 2020 the FERC issued an order partially granting the LPSC’s rehearing request.  In the order the FERC reversed its prior finding and determined that the tax gain portion of the Waterford 3 financing accumulated deferred income tax should be included in the bandwidth calculation.  The order requires Entergy Services to redetermine bandwidth true-up payments and receipts for the 2010-2012 test years.

Entergy Arkansas Opportunity Sales Proceeding

As discussed in the Form 10-K, the FERC’s opportunity sales orders have been appealed to the D.C. Circuit by Entergy, the LPSC, and the APSC. In February 2020 all of the appeals were consolidated and in April 2020 the D.C. Circuit established a briefing schedule. Briefing will occur in May 2020 through September 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Also as discussed in the Form 10-K, in May 2019, Entergy Arkansas filed an application with the APSC requesting approval of a special rider tariff to recover the costs of its opportunity sales payments from its retail customers over a 24-month period. In January 2020 the Attorney General and Arkansas Electric Energy Consumers, Inc. filed testimony opposing the recovery by Entergy Arkansas of the opportunity sales payment but also claiming that certain components of the payment should be segregated and refunded to customers. In March 2020, Entergy Arkansas filed rebuttal testimony. Also in March 2020, Entergy Arkansas, the APSC staff, and the Arkansas Electric Energy Consumers, Inc. filed a joint motion asking the APSC to issue a final decision based on the record in the proceeding and cancel the April 2020 evidentiary hearing. The Arkansas Attorney General did not oppose the request, which was granted by the APSC in March 2020. A final decision is expected in July 2020.

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in November 2019, in a proceeding that did not involve Entergy, the FERC issued an order addressing the methodology for determining the return on equity applicable to transmission owners in MISO. Thereafter, the participants in the System Energy proceeding agreed to amend the procedural schedule to allow the participants to file supplemental testimony addressing the order in the MISO transmission owner proceeding (Opinion No. 569).

In February 2020 the LPSC, the MPSC and APSC, and the FERC trial staff filed supplemental testimony addressing Opinion No. 569 and how it would affect the return on equity evaluation for the two complaint periods concerning System Energy. For the first refund period, based on their respective interpretations and applications of the Opinion No. 569 methodology, the LPSC argues for an authorized return on equity for System Energy of 8.44%; the MPSC and APSC argue for an authorized return on equity of 8.41%; and the FERC trial staff argues for an authorized return on equity of 9.22%. For the second refund period and on a prospective basis, based on their respective interpretations and applications of the Opinion No. 569 methodology, the LPSC argues for an authorized return on equity for System Energy of 7.89%; the MPSC and APSC argue that an authorized return on equity of 8.01% may be appropriate; and the FERC trial staff argues for an authorized return on equity of 8.66%.

In April 2020, System Energy filed supplemental answering testimony addressing Opinion No. 569. System Energy argues that the Opinion No. 569 methodology is conceptually and analytically defective for purposes of establishing just and reasonable authorized return on equity determinations and proposes an alternative approach. As its primary recommendation, System Energy continues to support the return on equity determinations in its March 2019 testimony for the first refund period and its June 2019 testimony for the second refund period. Under the Opinion No. 569 methodology, System Energy calculates a “presumptively just and reasonable range” for the authorized return on equity for the first refund period of 8.57% to 9.52%, and for the second refund period of 8.28% to 9.11%. System Energy argues that these ranges are not just and reasonable results. Under its proposed alternative methodology, System Energy calculates an authorized return on equity of 10.26% for the first refund period, which also falls within the presumptively just and reasonable range calculated for the second refund period and prospectively.

The schedule was further revised in March 2020, and rebuttal testimony addressing Opinion No. 569 is due in June 2020; the hearing in the System Energy proceeding will commence in August 2020; and the initial decision will be due in December 2020.

Grand Gulf Sale-leaseback Renewal Complaint

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. In February 2019 the presiding ALJ ruled that the hearing ordered by the FERC includes the issue of whether specific subcategories of accumulated deferred income tax should be included in, or excluded from, System Energy’s formula rate. In March 2019 the LPSC, MPSC, APSC, and City

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Council filed direct testimony. The LPSC testimony sought refunds that include the renewal lease payments (approximately $17.2 million per year since July 2015), rate base reductions for accumulated deferred income taxes associated with uncertain tax positions, and the cost of capital additions associated with the sale-leaseback interest, as well as interest on those amounts.

In June 2019 System Energy filed answering testimony arguing that the FERC should reject all claims for refunds.  Among other things, System Energy argued that claims for refunds of the costs of lease renewal payments and capital additions should be rejected because those costs were recovered consistent with the Unit Power Sales Agreement formula rate, System Energy was not over or double recovering any costs, and customers will save costs over the initial and renewal terms of the leases.  System Energy argued that claims for refunds associated with liabilities arising from uncertain tax positions should be rejected because the liabilities do not provide cost-free capital, the repayment timing of the liabilities is uncertain, and the outcome of the underlying tax positions is uncertain.  System Energy’s testimony also challenged the refund calculations supplied by the other parties.

In August 2019 the FERC trial staff filed direct and answering testimony seeking refunds for rate base reductions for the liabilities associated with uncertain tax positions. The FERC trial staff also argued that System Energy recovered $32 million more than it should have in depreciation expense for capital additions. In September 2019, System Energy filed cross-answering testimony disputing the FERC trial staff’s arguments for refunds, stating that the FERC trial staff’s position regarding depreciation rates for capital additions is not unreasonable, but explaining that any change in depreciation expense is only one element of a Unit Power Sales Agreement re-billing calculation. Adjustments to depreciation expense in any re-billing under the Unit Power Sales Agreement formula rate will also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed. In October 2019 the LPSC filed rebuttal testimony increasing the amount of refunds sought for the liabilities associated with uncertain tax positions.  The LPSC now seeks approximately $512 million, plus interest, which is approximately $170 million through March 31, 2020.  The FERC trial staff also filed rebuttal testimony in which it seeks refunds of a similar amount as the LPSC for the liabilities associated with uncertain tax positions.  The LPSC testimony also argued that adjustments to depreciation rates should affect rate base on a prospective basis only.

A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through March 31, 2020, is approximately $397 million, plus interest, which is approximately $96 million through March 31, 2020. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $18 million, which includes interest through March 31, 2020.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. System Energy plans to file briefs on exceptions to the FERC, re-urging its positions and requesting the reversal of many of the findings in the ALJ’s initial decision, including the lease renewal and uncertain tax position issues. The ALJ in the initial decision acknowledges that these are issues of first impression before the FERC. Briefs on exceptions from all parties are scheduled for June 2020, and briefs opposing

Entergy Corporation and Subsidiaries
Notes to Financial Statements

exceptions are scheduled for September 2020. The FERC will then review the case and issue an order on the proceeding, and the FERC may accept, reject, or modify the ALJ’s initial decision in whole or in part. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended March 31,
	2020			2019
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$118.7	199.8	$0.59	$254.5	189.6	$1.34
Average dilutive effect of:
Stock options		0.7	—		0.4	—
Other equity plans		0.4	—		0.5	(0.01)
Equity forwards		—	—		1.7	(0.01)
Diluted earnings per share	$118.7	200.9	$0.59	$254.5	192.2	$1.32

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.5 million for the three months ended March 31, 2020 and approximately 0.7 million for the three months ended March 31, 2019.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.93 for the three months ended March 31, 2020 and $0.91 for the three months ended March 31, 2019.

Treasury Stock

During the three months ended March 31, 2020, Entergy Corporation issued 1,011,970 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2020.

Retained Earnings

On April 8, 2020, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.93 per share, payable on June 1, 2020, to holders of record as of May 7, 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2020 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, December 31, 2019	$84,206	($557,072)	$25,946	($446,920)

Other comprehensive income (loss) before reclassifications	52,846	34,349	17,713	104,908
Amounts reclassified from accumulated other comprehensive income (loss)	(74,556)	19,550	(1,969)	(56,975)
Net other comprehensive income (loss) for the period	(21,710)	53,899	15,744	47,933

Ending balance, March 31, 2020	$62,496	($503,173)	$41,690	($398,987)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended March 31, 2020 and 2019:

	Pension and Other Postretirement Liabilities
	2020	2019
	(In Thousands)
Beginning balance, January 1,	$4,562	($6,153)

Other comprehensive income (loss) before reclassifications	10,050	—
Amounts reclassified from accumulated other comprehensive income (loss)	(583)	(969)
Net other comprehensive income (loss) for the period	9,467	(969)

Ending balance, March 31,	$14,029	($7,122)

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended March 31, 2020 and 2019 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2020	2019
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$94,423	$51,615	Competitive business operating revenues
Interest rate swaps	(48)	(48)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	94,375	51,567
Income taxes	(19,819)	(10,829)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$74,556	$40,738

Pension and other postretirement liabilities
Amortization of prior-service credit	$3,719	$5,326	(a)
Amortization of loss	(27,318)	(18,988)	(a)
Settlement loss	—	(1,137)	(a)
Total amortization	(23,599)	(14,799)
Income taxes	4,049	3,249	Income taxes
Total amortization (net of tax)	($19,550)	($11,550)

Net unrealized investment gain (loss)
Realized gain (loss)	$3,116	($259)	Interest and investment income
Income taxes	(1,147)	95	Income taxes
Total realized investment gain (loss) (net of tax)	$1,969	($164)

Total reclassifications for the period (net of tax)	$56,975	$29,024

(a)
These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended March 31, 2020 and 2019 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2020	2019
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,089	$1,838	(a)
Amortization of loss	(301)	(527)	(a)
Total amortization	788	1,311
Income taxes	(205)	(342)	Income taxes
Total amortization (net of tax)	583	969

Total reclassifications for the period (net of tax)	$583	$969

(a)
These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2024.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2020 was 2.99% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2020.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$922	$6	$2,572

Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  Entergy is in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Registrant Subsidiaries (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  At March 31, 2020, Entergy Corporation had approximately $1,942 million of commercial paper outstanding.  The weighted-average interest rate for the three months ended March 31, 2020 was 2.02%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2020 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2020	Letters of Credit Outstanding as of March 31, 2020
Entergy Arkansas	April 2021	$20 million (b)	2.11%	$—	$—
Entergy Arkansas	September 2024	$150 million (c)	2.11%	$—	$—
Entergy Louisiana	September 2024	$350 million (c)	2.11%	$—	$—
Entergy Mississippi	April 2021	$37.5 million (d)	2.49%	$—	$—
Entergy Mississippi	April 2021	$35 million (d)	2.49%	$—	$—
Entergy Mississippi	April 2021	$10 million (d)	2.49%	$—	$—
Entergy New Orleans	November 2021	$25 million (c)	2.26%	$—	$0.8 million
Entergy Texas	September 2024	$150 million (c)	2.49%	$—	$1.3 million

(a)	The interest rate is the estimated interest rate as of March 31, 2020 that would have been applied to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of March 31, 2020:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of March 31, 2020 (a)
Entergy Arkansas	$25 million	0.70%	$1 million
Entergy Louisiana	$125 million	0.70%	$25.6 million
Entergy Mississippi	$64 million	0.70%	$1.8 million
Entergy New Orleans	$15 million	1.00%	$1 million
Entergy Texas	$50 million	0.70%	$10.4 million

(a)
As of March 31, 2020, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi. See Note 8 to the financial statements herein for discussion of financial transmission rights.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits for Entergy New Orleans are effective through October 31, 2021. The current FERC-authorized limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy are effective through November 8, 2020. In addition to borrowings from commercial banks, these companies may

Entergy Corporation and Subsidiaries
Notes to Financial Statements

also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following were the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2020 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$19
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs have commercial paper programs in place. Following is a summary as of March 31, 2020:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2020
		(Dollars in Millions)
Entergy Arkansas VIE	September 2021	$80	2.59%	$43.8
Entergy Louisiana River Bend VIE	September 2021	$105	2.69%	$58.4
Entergy Louisiana Waterford VIE	September 2021	$105	2.69%	$33.3
System Energy VIE	September 2021	$120	2.59%	$88.3

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The nuclear fuel company variable interest entities had notes payable that were included in debt on the respective balance sheets as of March 31, 2020 as follows:

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

Debt Issuances and Retirements

(Entergy Arkansas)

In March 2020, Entergy Arkansas issued $100 million of 4.00% Series mortgage bonds due June 2028. Entergy Arkansas is using the proceeds for general corporate purposes.

(Entergy Louisiana)

In March 2020, Entergy Louisiana issued $350 million of 2.90% Series mortgage bonds due March 2051. Entergy Louisiana is using the proceeds, together with other funds, to repay borrowings of $100 million on its $350 million credit facility and for general corporate purposes.

In March 2020, Entergy Louisiana issued $300 million of 4.20% Series mortgage bonds due September 2048. Entergy Louisiana expects to use the proceeds, together with other funds, to repay, at maturity, its $250 million of 3.95% Series mortgage bonds due October 2020 and for general corporate purposes.

(Entergy New Orleans)

In March 2020, Entergy New Orleans issued $62 million of 3.75% Series mortgage bonds due March 2040 and $78 million of 3.00% Series mortgage bonds due March 2025. Entergy New Orleans is using the proceeds to repay short-term debt, to finance a portion of the construction of the New Orleans Power Station, and for general corporate purposes.

(Entergy Texas)

In March 2020, Entergy Texas issued $175 million of 3.55% Series mortgage bonds due September 2049. Entergy Texas is using the proceeds, together with other funds, to finance a portion of the construction of the Montgomery County Power Station, to repay borrowings of $100 million on its $150 million credit facility, and for general corporate purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2020 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$19,458,543	$20,426,604
Entergy Arkansas	$3,655,723	$3,831,058
Entergy Louisiana	$7,923,381	$8,496,243
Entergy Mississippi	$1,614,156	$1,692,495
Entergy New Orleans	$680,188	$652,690
Entergy Texas	$2,091,130	$2,239,980
System Energy	$604,925	$615,747

(a)	Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2019 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$17,873,655	$19,059,950
Entergy Arkansas	$3,517,208	$3,747,914
Entergy Louisiana	$7,303,669	$7,961,168
Entergy Mississippi	$1,614,129	$1,709,505
Entergy New Orleans	$560,906	$523,846
Entergy Texas	$1,922,956	$2,090,215
System Energy	$548,107	$565,209

(a)	Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Stock Options

Entergy granted options on 530,716 shares of its common stock under the 2019 Omnibus Incentive Plan during the first quarter 2020 with a fair value of $11.45 per option.  As of March 31, 2020, there were options on 2,474,280 shares of common stock outstanding with a weighted-average exercise price of $89.74.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2020.  The aggregate intrinsic value of the stock options outstanding as of March 31, 2020 was $30.5 million.

The following table includes financial information for outstanding stock options for the three months ended March 31, 2020 and 2019:

	2020	2019
	(In Millions)
Compensation expense included in Entergy’s net income	$1.0	$1.0
Tax benefit recognized in Entergy’s net income	$0.3	$0.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.4	$0.3

Other Equity Awards

In January 2020 the Board approved and Entergy granted 313,805 restricted stock awards and 134,853 long-term incentive awards under the 2019 Omnibus Incentive Plan.  The restricted stock awards were made effective as of January 30, 2020 and were valued at $131.72 per share, which was the closing price of Entergy’s common stock on that date.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period. One-third of the restricted stock awards and accrued dividends will vest upon each anniversary of the grant date.

In addition, long-term incentive awards were also granted in the form of performance units that represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. For the 2020-2022 performance period, performance will be measured based eighty percent on relative total shareholder return and twenty percent on a cumulative adjusted earnings per share metric.  The performance units were granted as of January 30, 2020 and eighty percent were valued at $169.74 per share based on various factors, primarily market conditions; and twenty percent were valued at $131.72 per share, the closing price of Entergy’s common stock on that date.  Performance units have the same dividend rights as shares of Entergy common stock and are considered issued and outstanding shares of Entergy upon vesting. Performance units are expensed ratably over the three-year vesting period and compensation cost for the portion of the award based on cumulative adjusted earnings per share will be adjusted based on the number of units that ultimately vest. See Note 12 to the financial statements in the Form 10-K for a description of the Long-Term Performance Unit Program.

The following table includes financial information for other outstanding equity awards for the three months ended March 31, 2020 and 2019:

	2020	2019
	(In Millions)
Compensation expense included in Entergy’s net income	$9.4	$8.8
Tax benefit recognized in Entergy’s net income	$2.4	$2.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$3.4	$2.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the first quarters of 2020 and 2019, included the following components:

	2020	2019
	(In Thousands)
Service cost - benefits earned during the period	$40,379	$33,607
Interest cost on projected benefit obligation	60,799	73,941
Expected return on assets	(103,565)	(103,884)
Amortization of net loss	87,259	58,418
Settlement charges	—	1,137
Net pension costs	$84,872	$63,219

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the first quarters of 2020 and 2019, included the following components:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,566	$8,794	$2,023	$663	$1,546	$1,965
Interest cost on projected benefit obligation	11,433	12,841	3,340	1,456	2,782	2,814
Expected return on assets	(19,622)	(22,402)	(5,757)	(2,627)	(5,486)	(4,663)
Amortization of net loss	16,897	16,627	4,748	2,005	3,265	4,279
Net pension cost	$15,274	$15,860	$4,354	$1,497	$2,107	$4,395

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$5,261	$7,284	$1,629	$569	$1,350	$1,550
Interest cost on projected benefit obligation	14,175	15,882	4,068	1,874	3,613	3,364
Expected return on assets	(20,176)	(22,652)	(5,968)	(2,696)	(5,862)	(4,678)
Amortization of net loss	11,840	11,643	3,104	1,529	2,334	2,850
Net pension cost	$11,100	$12,157	$2,833	$1,276	$1,435	$3,086

Non-Qualified Net Pension Cost

Entergy recognized $4.5 million and $4 million in pension cost for its non-qualified pension plans in the first quarters of 2020 and 2019, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the first quarters of 2020 and 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2020	$83	$37	$90	$8	$117
2019	$73	$43	$75	$5	$124

Components of Net Other Postretirement Benefit Cost (Income)

Entergy’s other postretirement benefit cost (income), including amounts capitalized, for the first quarters of 2020 and 2019, included the following components:

	2020	2019
	(In Thousands)
Service cost - benefits earned during the period	$5,801	$4,675
Interest cost on accumulated postretirement benefit obligation (APBO)	7,932	11,975
Expected return on assets	(10,328)	(9,562)
Amortization of prior service credit	(5,922)	(8,844)
Amortization of net loss	468	358
Net other postretirement benefit cost (income)	($2,049)	($1,398)

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the first quarters of 2020 and 2019, included the following components:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$828	$1,423	$351	$105	$303	$294
Interest cost on APBO	1,217	1,723	422	227	582	307
Expected return on assets	(4,326)	—	(1,307)	(1,355)	(2,435)	(748)
Amortization of prior service credit	(661)	(1,089)	(321)	(76)	(550)	(219)
Amortization of net (gain) loss	55	(199)	29	(38)	212	20
Net other postretirement benefit cost (income)	($2,887)	$1,858	($826)	($1,137)	($1,888)	($346)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$591	$1,160	$262	$92	$236	$243
Interest cost on APBO	1,807	2,666	670	395	854	476
Expected return on assets	(3,991)	—	(1,199)	(1,237)	(2,276)	(697)
Amortization of prior service credit	(1,238)	(1,837)	(439)	(171)	(561)	(363)
Amortization of net (gain) loss	144	(174)	181	58	121	89
Net other postretirement benefit cost (income)	($2,687)	$1,815	($525)	($863)	($1,626)	($252)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the first quarters of 2020 and 2019:

2020	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$3,776	($57)	$3,719
Amortization of net loss	(26,462)	(25)	(831)	(27,318)
	($26,462)	$3,751	($888)	($23,599)
Entergy Louisiana
Amortization of prior service credit	$—	$1,089	$—	$1,089
Amortization of net gain (loss)	(499)	199	(1)	(301)
	($499)	$1,288	($1)	$788

2019	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,375	($49)	$5,326
Amortization of net gain (loss)	(18,735)	308	(561)	(18,988)
Settlement loss	(1,137)	—	—	(1,137)
	($19,872)	$5,683	($610)	($14,799)
Entergy Louisiana
Amortization of prior service credit	$—	$1,838	$—	$1,838
Amortization of net gain (loss)	(699)	174	(2)	(527)
	($699)	$2,012	($2)	$1,311

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Accounting for Pension and Other Postretirement Benefits

In accordance with ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and are presented by Entergy in miscellaneous - net in other income.

Other Postretirement Benefits

In March 2020, Entergy announced changes to its other postretirement benefits. Effective January 1, 2021, certain retired, former non-bargaining employees age 65 and older who are eligible for Entergy-sponsored retiree welfare benefits, and their eligible spouses who are age 65 and older (collectively, Medicare-eligible participants), will be eligible to participate in a new Entergy-sponsored retiree health plan, and will no longer be eligible for retiree coverage under the Entergy Corporation Companies’ Benefits Plus Medical, Dental and Vision Plans. Under the new Entergy retiree health plan, Medicare-eligible participants will be eligible to participate in a health reimbursement arrangement which they may use towards the purchase of various types of qualified insurance offered through a Medicare exchange provider and for other qualified medical expenses. In accordance with accounting standards, the effects of this change have been reflected in the March 31, 2020 other postretirement obligation. The changes affecting active bargaining unit employees will be negotiated with the unions prior to implementation, where necessary, and to the extent required by law.

Employer Contributions

Based on current assumptions, Entergy expects to contribute $216.3 million to its qualified pension plans in 2020.  As of March 31, 2020, Entergy had contributed $59.8 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2020:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2020 pension contributions	$32,512	$38,766	$7,768	$3,248	$3,549	$10,544
Pension contributions made through March 2020	$10,120	$8,676	$2,560	$563	$453	$3,299
Remaining estimated pension contributions to be made in 2020	$22,392	$30,090	$5,208	$2,685	$3,096	$7,245

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of March 31, 2020 were Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the first quarters of 2020 and 2019 was as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2020
Operating revenues	$2,094,629	$332,549	$11	($10)	$2,427,179
Income taxes	($52,949)	($30,540)	$12,295	$—	($71,194)
Consolidated net income (loss)	$323,849	($110,428)	($58,228)	($31,899)	$123,294
Total assets as of March 31, 2020	$50,421,661	$3,921,539	$697,784	($2,485,955)	$52,555,029
2019
Operating revenues	$2,175,982	$433,612	$—	($10)	$2,609,584
Income taxes	($11,564)	$65,908	($11,573)	$—	$42,771
Consolidated net income (loss)	$234,147	$97,079	($40,682)	($31,898)	$258,646
Total assets as of December 31, 2019	$49,557,664	$4,154,961	$514,020	($2,502,733)	$51,723,912

The Entergy Wholesale Commodities business is sometimes referred to as the “competitive businesses.”  Eliminations were primarily intersegment activity. Almost all of Entergy’s goodwill was related to the Utility segment.

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

Total restructuring charges for the first quarters of 2020 and 2019 were comprised of the following:

	2020			2019
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$129	$14	$143	$179	$14	$193
Restructuring costs accrued	21	—	21	34	—	34
Balance as of March 31,	$150	$14	$164	$213	$14	$227

In addition, Entergy Wholesale Commodities incurred $5 million in the first quarter 2020 and $74 million in the first quarter 2019 of impairment and other related charges associated with these strategic decisions and transactions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses associated with management’s strategy to exit the merchant power business of approximately $75 million in 2020, of which $21 million has been incurred as of March 31, 2020, and a total of approximately $55 million from 2021 through 2022.

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

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy and capacity in the day ahead or spot markets.  In addition to its forward physical power and gas contracts, Entergy Wholesale Commodities may also use a combination of financial contracts, including swaps, collars, and options, to mitigate commodity price risk.  When the market price falls, the combination of instruments is expected to settle in gains that offset lower revenue from generation, which results in a more predictable cash flow.

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at March 31, 2020 is approximately 1 year.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 97% for the remainder of 2020, of which approximately 61% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2020 is 11.6 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of March 31, 2020, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $9 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $95 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2019, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $11 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $1 million in cash collateral and $98 million in letters of credit were required to be posted by it counterparties to the Entergy subsidiary. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy had executed natural gas swaps and options as of March 31, 2020 was 4 years for Entergy Louisiana and the maximum length of time over which Entergy had executed natural gas swaps as of March 31, 2020 was 7 months for Entergy Mississippi. The total volume of natural gas swaps and options outstanding as of March 31, 2020 was 42,371,000 MMBtu for Entergy, including 29,220,000 MMBtu for Entergy Louisiana and 13,151,000 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the second quarter 2019, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2019 through May 31, 2020. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of March 31, 2020 was 18,987 GWh for Entergy, including 4,368 GWh for Entergy Arkansas, 8,517 GWh for Entergy Louisiana, 2,427 GWh for Entergy Mississippi, 934 GWh for Entergy New Orleans, and 2,662 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of March 31, 2020 and December 31, 2019. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Mississippi as of March 31, 2020 and December 31, 2019.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of March 31, 2020 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$81	$—	$81	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$8	($4)	$4	Entergy Wholesale Commodities
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$1	$—	$1	Utility
Financial transmission rights	Prepayments and other	$4	$—	$4	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$3	($3)	$—	Entergy Wholesale Commodities
Natural gas swaps and options	Other current liabilities (current portion)	$7	$—	$7	Utility
Natural gas swaps and options	Other non-current liabilities (non-current portion)	$2	$—	$2	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2019 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$92	($1)	$91	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$17	$—	$17	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$11	($1)	$10	Entergy Wholesale Commodities
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$1	$—	$1	Utility
Financial transmission rights	Prepayments and other	$10	$—	$10	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Natural gas swaps and options	Other current liabilities (current portion)	$5	$—	$5	Utility
Natural gas swaps and options	Other non-current liabilities (non-current portion)	$2	$—	$2	Utility

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)
Excludes cash collateral in the amount of $9 million posted as of March 31, 2020 and $11 million posted and $1 million held as of December 31, 2019. Also excludes letters of credit in the amount of $95 million held as of March 31, 2020 and $98 million held as of December 31, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended March 31, 2020 and 2019 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2020
Electricity swaps and options	$67	Competitive businesses operating revenues	$94

2019
Electricity swaps and options	$26	Competitive businesses operating revenues	$52

(a)	Before taxes of $20 million and $11 million for the three months ended March 31, 2020 and 2019, respectively

Based on market prices as of March 31, 2020, unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled $81 million of net unrealized losses.  Approximately $80 million is expected to be reclassified from accumulated other comprehensive income to operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2020 and 2019 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2020
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($7)
Financial transmission rights	Purchased power expense	(b)	$13
Electricity swaps and options (c)	Competitive business operating revenues		$—

2019
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($1)
Financial transmission rights	Purchased power expense	(b)	$21
Electricity swaps and options (c)	Competitive business operating revenues		$5

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

(c)	There were no gains (losses) recognized in accumulated other comprehensive income from electricity swaps and options.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of March 31, 2020 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$0.2	$—	$0.2	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$0.9	$—	$0.9	Entergy Louisiana

Financial transmission rights	Prepayments and other	$1.1	$—	$1.1	Entergy Arkansas
Financial transmission rights	Prepayments and other	$2.0	($0.1)	$1.9	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.3	$—	$0.3	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.3	$—	$0.3	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$2.5	$—	$2.5	Entergy Louisiana
Natural gas swaps and options	Other non-current liabilities	$2.3	$—	$2.3	Entergy Louisiana
Natural gas swaps	Other current liabilities	$4.4	$—	$4.4	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2019 were as follows:

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Other deferred debits and other assets	$0.8	$—	$0.8	Entergy Louisiana
Financial transmission rights	Prepayments and other	$3.4	($0.1)	$3.3	Entergy Arkansas
Financial transmission rights	Prepayments and other	$4.5	$—	$4.5	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.8	$—	$0.8	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.3	$—	$0.3	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.0	($0.1)	$0.9	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$2.4	$—	$2.4	Entergy Louisiana
Natural gas swaps and options	Other non-current liabilities	$2.2	$—	$2.2	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.3	$—	$2.3	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.2	$—	$0.2	Entergy New Orleans

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets

(d)
As of March 31, 2020, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi. As of December 31, 2019, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended March 31, 2020 and 2019 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2020
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($1.3)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.2)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.4)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$4.6	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$5.3	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	($0.1)	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$2.4	(b)	Entergy Texas

2019
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$0.8	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.8)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.2	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$8.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$8.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.9	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$0.3	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Office of Corporate Risk Oversight and the Entergy Wholesale Commodities Accounting group.  The primary related functions of the Office of Corporate Risk Oversight include: gathering, validating and reporting market data, providing market risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market risks, and implementing and maintaining controls around changes to market data in the energy trading and risk management system.  The Office of Corporate Risk Oversight is also responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The Entergy Wholesale Commodities Accounting group performs functions related to market and counterparty settlements, revenue reporting and analysis, and financial accounting. The Office of Corporate Risk Oversight reports to the Vice President and Treasurer while the Entergy Wholesale Commodities Accounting group reports to the Chief Accounting Officer.

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

On a daily basis, the Office of Corporate Risk Oversight calculates the mark-to-market for electricity swaps and options.  The Business Unit Risk Control group also validates forward market prices by comparing them to other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available and compared with other sources of market implied volatilities.  Moreover, on a quarterly basis, the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit and liquidity effects are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

The values of financial transmission rights are based on unobservable inputs, including estimates of congestion costs in MISO between applicable generation and load pricing nodes based on the 50th percentile of historical prices.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Office of Corporate Risk Oversight.  The values are calculated internally and verified against the data published by MISO. Entergy’s Entergy Wholesale Commodities Accounting group review these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

valuation. The Office of Corporate Risk Oversight reports to the Vice President and Treasurer.  The Entergy Wholesale Commodities Accounting group reports to the Chief Accounting Officer.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,180	$—	$—	$1,180
Decommissioning trust funds (a):
Equity securities	745	—	—	745
Debt securities (b)	1,151	1,893	—	3,044
Common trusts (c)				1,992
Power contracts	—	—	85	85
Securitization recovery trust account	47	—	—	47
Escrow accounts	420	—	—	420
Gas hedge contracts	—	1	—	1
Financial transmission rights	—	—	4	4
	$3,543	$1,894	$89	$7,518

Liabilities:
Gas hedge contracts	$7	$2	$—	$9

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$391	$—	$—	$391
Decommissioning trust funds (a):
Equity securities	905	—	—	905
Debt securities	1,139	1,824	—	2,963
Common trusts (c)				2,536
Power contracts	—	—	118	118
Securitization recovery trust account	47	—	—	47
Escrow accounts	459	—	—	459
Gas hedge contracts	—	1	—	1
Financial transmission rights	—	—	10	10
	$2,941	$1,825	$128	$7,430
Liabilities:
Gas hedge contracts	$5	$2	$—	$7

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

(b)
The decommissioning trust funds fair value presented herein does not include the recognition of a credit loss valuation allowance of $3 million on debt securities due to the adoption of ASU 2016-13. See Note 9 to the financial statements herein for additional information on the allowance for expected credit losses.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(c)
Common trust funds are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2020 and 2019:

	2020		2019
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$118	$10	($31)	$15
Total gains (losses) for the period (a)
Included in earnings	(18)	—	5	—
Included in other comprehensive income	67	—	26	—
Included as a regulatory liability/asset	—	7	—	11
Settlements	(82)	(13)	(46)	(21)
Balance as of March 31,	$85	$4	($46)	$5

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period was $1 million for the three months ended March 31, 2020 and ($4.9) million for the three months ended March 31, 2019.

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of March 31, 2020:

Transaction Type	Fair Value	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	$85	Unit contingent discount	+/-	4.75%	$9

The values of financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$136.9	$—	$—	$136.9
Decommissioning trust funds (a):
Equity securities	14.4	—	—	14.4
Debt securities	107.2	310.6	—	417.8
Common trusts (b)				541.8
Securitization recovery trust account	7.5	—	—	7.5
Financial transmission rights	—	—	1.1	1.1
	$266.0	$310.6	$1.1	$1,119.5

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$0.6	$—	$—	$0.6
Debt securities	108.7	304.1	—	412.8
Common trusts (b)				687.9
Securitization recovery trust account	4.0	—	—	4.0
Financial transmission rights	—	—	3.3	3.3
	$113.3	$304.1	$3.3	$1,108.6

Entergy Louisiana

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$465.2	$—	$—	$465.2
Decommissioning trust funds (a):
Equity securities	15.7	—	—	15.7
Debt securities	171.1	431.9	—	603.0
Common trusts (b)				759.2
Escrow accounts	256.4	—	—	256.4
Securitization recovery trust account	9.0	—	—	9.0
Gas hedge contracts	0.2	0.9	—	1.1
Financial transmission rights	—	—	1.9	1.9
	$917.6	$432.8	$1.9	$2,111.5

Liabilities:
Gas hedge contracts	$2.5	$2.3	$—	$4.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1.5	$—	$—	$1.5
Decommissioning trust funds (a):
Equity securities	4.3	—	—	4.3
Debt securities	180.8	420.7	—	601.5
Common trusts (b)				958.0
Escrow accounts	295.9	—	—	295.9
Securitization recovery trust account	3.7	—	—	3.7
Gas hedge contracts	—	0.8	—	0.8
Financial transmission rights	—	—	4.5	4.5
	$486.2	$421.5	$4.5	$1,870.2

Liabilities:
Gas hedge contracts	$2.4	$2.2	$—	$4.6

Entergy Mississippi

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$80.3	$—	$—	$80.3
Financial transmission rights	—	—	0.3	0.3
	$80.3	$—	$0.3	$80.6

Liabilities:
Gas hedge contracts	$4.4	$—	$—	$4.4

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$51.6	$—	$—	$51.6
Escrow accounts	80.2	—	—	80.2
Financial transmission rights	—	—	0.8	0.8
	$131.8	$—	$0.8	$132.6

Liabilities:
Gas hedge contracts	$2.3	$—	$—	$2.3

Entergy New Orleans

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$72.3	$—	$—	$72.3
Securitization recovery trust account	4.9	—	—	4.9
Escrow accounts	82.9	—	—	82.9
	$160.1	$—	$—	$160.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.0	$—	$—	$6.0
Securitization recovery trust account	2.0	—	—	2.0
Escrow accounts	82.6	—	—	82.6
Financial transmission rights	—	—	0.3	0.3
	$90.6	$—	$0.3	$90.9

Liabilities:
Gas hedge contracts	$0.2	$—	$—	$0.2

Entergy Texas

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$159.7	$—	$—	$159.7
Securitization recovery trust account	26.1	—	—	26.1
Financial transmission rights	—	—	0.3	0.3
	$185.8	$—	$0.3	$186.1

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$12.9	$—	$—	$12.9
Securitization recovery trust account	37.7	—	—	37.7
Financial transmission rights	—	—	0.9	0.9
	$50.6	$—	$0.9	$51.5

System Energy

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$92.3	$—	$—	$92.3
Decommissioning trust funds (a):
Equity securities	4.9	—	—	4.9
Debt Securities	185.1	222.9	—	408.0
Common trusts (b)				515.5
	$282.3	$222.9	$—	$1,020.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$68.4	$—	$—	$68.4
Decommissioning trust funds (a):
Equity securities	13.3	—	—	13.3
Debt securities	176.3	209.9	—	386.2
Common trusts (b)				654.6
	$258.0	$209.9	$—	$1,122.5

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

(b)
Common trust funds are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2020.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$3.3	$4.5	$0.8	$0.3	$0.9
Gains (losses) included as a regulatory liability/asset	2.4	2.7	(0.6)	0.1	1.8
Settlements	(4.6)	(5.3)	0.1	(0.4)	(2.4)
Balance as of March 31,	$1.1	$1.9	$0.3	$—	$0.3

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

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for the Entergy Wholesale Commodities nuclear plants do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds are recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity.  Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings. A portion of Entergy’s decommissioning trust funds are held in a wholly-owned registered investment company, and unrealized gains and losses on both the equity and debt securities held in the registered investment company are recognized in earnings. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The unrealized gains/(losses) recognized during the three months ended March 31, 2020 on equity securities still held as of March 31, 2020 were ($636) million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of March 31, 2020 and December 31, 2019 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2020
Debt Securities (a)	$2,523	$158	$16

2019
Debt Securities (a)	$2,456	$96	$6

(a)
Debt securities presented herein do not include the $521 million and $507 million of debt securities held in the wholly-owned registered investment company as of March 31, 2020 and December 31, 2019, respectively, which are not accounted for as available-for-sale.

The unrealized gains/(losses) above are reported before deferred taxes of $22 million as of March 31, 2020 and $13 million as of December 31, 2019 for debt securities. The amortized cost of available-for-sale debt securities was $2,382 million as of March 31, 2020 and $2,366 million as of December 31, 2019.  As of March 31, 2020, available-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

for-sale debt securities had an average coupon rate of approximately 3.23%, an average duration of approximately 6.73 years, and an average maturity of approximately 10.47 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$411	$16	$404	$5
More than 12 months	5	—	38	1
Total	$416	$16	$442	$6

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2020 and December 31, 2019 were as follows:

	2020	2019
	(In Millions)
Less than 1 year	$84	$128
1 year - 5 years	798	807
5 years - 10 years	686	666
10 years - 15 years	226	125
15 years - 20 years	129	126
20 years+	600	604
Total	$2,523	$2,456

During the three months ended March 31, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $400 million and $365 million, respectively.  During the three months ended March 31, 2020 and 2019, gross gains of $14 million and $2 million, respectively, and gross losses of $3 million and $2 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of March 31, 2020 were $506 million for Indian Point 1, $644 million for Indian Point 2, $858 million for Indian Point 3, and $493 million for Palisades. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2019 were $556 million for Indian Point 1, $701 million for Indian Point 2, $930 million for Indian Point 3, and $498 million for Palisades. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2020 and December 31, 2019 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2020
Debt Securities	$417.8	$20.4	$1.4

2019
Debt Securities	$412.8	$9.9	$2.6

The amortized cost of available-for-sale debt securities was $398.9 million as of March 31, 2020 and $405.4 million as of December 31, 2019.  As of March 31, 2020, available-for-sale debt securities had an average coupon rate of approximately 2.73%, an average duration of approximately 6.87 years, and an average maturity of approximately 8.36 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2020 on equity securities still held as of March 31, 2020 were ($147.1) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$60.2	$1.4	$104.8	$2.5
More than 12 months	—	—	7.7	0.1
Total	$60.2	$1.4	$112.5	$2.6

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2020 and December 31, 2019 were as follows:

	2020	2019
	(In Millions)
Less than 1 year	$34.4	$44.1
1 year - 5 years	108.2	109.1
5 years - 10 years	163.0	156.0
10 years - 15 years	43.8	31.3
15 years - 20 years	27.7	23.8
20 years+	40.7	48.5
Total	$417.8	$412.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the three months ended March 31, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $48.6 million and $10.9 million, respectively.  During the three months ended March 31, 2020 and 2019, gross gains of $4.5 million and $0.02 million, respectively, and gross losses of $0.2 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2020 and December 31, 2019 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2020
Debt Securities	$603.0	$38.5	$3.9

2019
Debt Securities	$601.5	$29.3	$0.8

The amortized cost of available-for-sale debt securities was $568.4 million as of March 31, 2020 and $573 million as of December 31, 2019.  As of March 31, 2020, the available-for-sale debt securities had an average coupon rate of approximately 3.87%, an average duration of approximately 6.85 years, and an average maturity of approximately 13.38 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2020 on equity securities still held as of March 31, 2020 were ($200.8) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$95.2	$3.9	$71.2	$0.8
More than 12 months	0.8	—	7.9	—
Total	$96.0	$3.9	$79.1	$0.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2020 and December 31, 2019 were as follows:

	2020	2019
	(In Millions)
Less than 1 year	$10.4	$40.7
1 year - 5 years	143.3	142.0
5 years - 10 years	133.8	132.4
10 years - 15 years	62.2	39.8
15 years - 20 years	54.6	49.2
20 years+	198.7	197.4
Total	$603.0	$601.5

During the three months ended March 31, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $67.4 million and $56.2 million, respectively.  During the three months ended March 31, 2020 and 2019, gross gains of $2.9 million and $0.3 million, respectively, and gross losses of $0.6 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2020 and December 31, 2019 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2020
Debt Securities	$408.0	$26.9	$2.7

2019
Debt Securities	$386.2	$15.1	$0.3

The amortized cost of available-for-sale debt securities was $383.8 million as of March 31, 2020 and $371.4 million as of December 31, 2019.  As of March 31, 2020, available-for-sale debt securities had an average coupon rate of approximately 2.91%, an average duration of approximately 7.03 years, and an average maturity of approximately 10.70 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2020 on equity securities still held as of March 31, 2020 were ($140) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$52.3	$2.7	$56.9	$0.3
More than 12 months	—	—	0.3	—
Total	$52.3	$2.7	$57.2	$0.3

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2020 and December 31, 2019 were as follows:

	2020	2019
	(In Millions)
Less than 1 year	$17.4	$8.5
1 year - 5 years	163.9	154.6
5 years - 10 years	96.0	92.3
10 years - 15 years	20.8	13.4
15 years - 20 years	6.7	14.4
20 years+	103.2	103.0
Total	$408.0	$386.2

During the three months ended March 31, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $92 million and $42.1 million, respectively.  During the three months ended March 31, 2020 and 2019, gross gains of $1.7 million and $0.4 million, respectively, and gross losses of $0.2 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy implemented ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. In accordance with the new standard, Entergy estimates the expected credit losses for its available for sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  As of March 31, 2020, Entergy’s allowance for expected credit losses related to available-for-sale securities was $3 million. Entergy did not record any impairments of available-for-sale debt securities for the three months ended March 31, 2020.

Other-than-temporary impairments and unrealized gains and losses

Prior to the implementation of ASU 2016-13 on January 1, 2020, Entergy evaluated the available-for-sale debt securities in the Entergy Wholesale Commodities nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment had occurred.  The assessment of whether an investment in a debt security suffered an other-than-temporary impairment was based on whether Entergy had the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

intent to sell or more likely than not would have been required to sell the debt security before recovery of its amortized costs.  Further, if Entergy did not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment was considered to have occurred and it was measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2019.

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

Tax Cuts and Jobs Act

During the second quarter 2018, Registrant Subsidiaries began returning unprotected excess accumulated deferred income taxes, associated with the effects of the Tax Cuts and Jobs Act, to their customers through rate riders and other means approved by their respective regulatory commissions. Return of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This manner of regulatory accounting has a significant effect on the effective tax rate for the period as compared to the statutory tax rate. The return of unprotected excess accumulated deferred income taxes reduced Entergy’s and the Registrant Subsidiaries’ regulatory liability for income taxes as follows:

	Three Months Ended March 31,
	2020	2019
	(In Millions)
Entergy	$30	$61
Entergy Arkansas	$13	$32
Entergy Louisiana	$8	$7
Entergy New Orleans	$3	$—
Entergy Texas	$6	$22

Other Tax Matters

In accordance with ASC 718, “Compensation - Stock Compensation,” Entergy and the Registrant Subsidiaries recognized excess tax deductions as a reduction of income tax expense in the first quarter 2020. Due to the vesting and exercise of certain Entergy stock-based awards, Entergy recorded a permanent tax reduction of approximately $24.7 million, including $4.8 million for Entergy Arkansas, $8.6 million for Entergy Louisiana, $2.7 million for Entergy Mississippi, $1.5 million for Entergy New Orleans, $2.7 million for Entergy Texas, and $1.3 million for System Energy.

In the first quarter 2020, Entergy and the IRS agreed upon and settled on the treatment of funds received by Entergy Louisiana in conjunction with the Act 55 financing of Hurricane Isaac storm costs, which resulted in a reduction of income tax expense of approximately $32 million.  As a result of the settlement, the position was partially sustained and Entergy Louisiana recorded a reduction of income tax expense of approximately $58 million primarily due to the reversal of liabilities for uncertain tax positions in excess of the agreed-upon settlement.  Entergy recorded an increase to income tax expense of $26 million primarily resulting from the reduction of the deferred tax asset, associated with utilization of the net operating loss as a result of the settlement. This adjustment recorded by Entergy also accounted for the tax rate change of the Tax Cuts and Jobs Act.  As a result of the IRS settlement, Entergy Louisiana recorded a

Entergy Corporation and Subsidiaries
Notes to Financial Statements

$29 million ($21 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to customers pursuant to the LPSC Hurricane Isaac Act 55 financing order.

Coronavirus Aid, Relief, and Economic Security Act

In response to the economic impacts of the COVID-19 pandemic, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) into law on March 27, 2020. The CARES Act provisions that result in the most significant opportunities for tax relief to Entergy and the Registrant Subsidiaries are permitting a five year carryback of 2018-2020 net operating losses, removing the 80 percent limitation on the carryback of 2018-2020 net operating losses, increasing the limitation on interest expense deductibility for 2019 and 2020, accelerating available refunds for minimum tax credit carryforwards, modifying limitations on charitable contributions during 2020, and delaying the payment of employer payroll taxes. Based on current estimates, Entergy could defer approximately $64 million of 2020 payroll tax payments, which would be payable in two installments of $32 million on December 31, 2021 and December 31, 2022. Currently, these provisions do not have a significant effect on Entergy’s or the Registrant Subsidiaries’ balance sheets.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2020 were $367 million for Entergy, $57.5 million for Entergy Arkansas, $106.7 million for Entergy Louisiana, $24.2 million for Entergy Mississippi, $8.1 million for Entergy New Orleans, $78.2 million for Entergy Texas, and $52.6 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2019 were $406 million for Entergy, $67.9 million for Entergy Arkansas, $115.1 million for Entergy Louisiana, $34.2 million for Entergy Mississippi, $18.4 million for Entergy New Orleans, $88.1 million for Entergy Texas, and $23.2 million for System Energy.

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of variable interest entities.  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facilities, commercial paper borrowings, and long-term debt.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in each of the three months ended March 31, 2020 and the three months ended March 31, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 13.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Utility:
Residential	$798,028	$802,539
Commercial	538,940	554,058
Industrial	557,515	601,000
Governmental	52,582	52,960
Total billed retail	1,947,065	2,010,557

Sales for resale (a)	53,725	84,435
Other electric revenues (b)	50,166	15,470
Revenues from contracts with customers	2,050,956	2,110,462
Other revenues (c)	(318)	10,562
Total electric revenues	2,050,638	2,121,024

Natural gas	43,976	54,948

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	216,002	360,471
Other revenues (c)	116,563	73,141
Total competitive businesses revenues	332,565	433,612

Total operating revenues	$2,427,179	$2,609,584

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total revenues for the three months ended March 31, 2020 and 2019 were as follows:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$219,688	$259,860	$127,102	$50,899	$140,480
Commercial	111,245	202,246	96,798	45,505	83,146
Industrial	101,088	322,342	36,390	7,347	90,348
Governmental	4,030	16,754	10,327	15,851	5,620
Total billed retail	436,051	801,202	270,617	119,602	319,594
Sales for resale (a)	41,140	78,530	14,422	10,170	8,629
Other electric revenues (b)	1,596	32,008	6,443	763	10,702
Revenues from contracts with customers	478,787	911,740	291,482	130,535	338,925
Other revenues (c)	3,125	801	2,440	(7,104)	411
Total electric revenues	481,912	912,541	293,922	123,431	339,336
Natural gas	—	18,106	—	25,871	—
Total operating revenues	$481,912	$930,647	$293,922	$149,302	$339,336

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$209,867	$264,065	$128,809	$52,076	$147,722
Commercial	124,578	206,779	97,914	45,741	79,046
Industrial	121,577	346,678	37,697	7,250	87,798
Governmental	4,899	16,891	10,036	15,901	5,233
Total billed retail	460,921	834,413	274,456	120,968	319,799
Sales for resale (a)	79,584	83,955	4,814	10,224	16,775
Other electric revenues (b)	2,304	12,441	405	(1,706)	3,496
Revenues from contracts with customers	542,809	930,809	279,675	129,486	340,070
Other revenues (c)	3,003	5,884	2,569	1,397	404
Total electric revenues	545,812	936,693	282,244	130,883	340,474
Natural gas	—	22,637	—	32,311	—
Total operating revenues	$545,812	$959,330	$282,244	$163,194	$340,474

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(b)	Other electric revenues consist primarily of transmission and ancillary services provided to participants of an ISO-administered market and unbilled revenue.

(c)	Other revenues include the settlement of financial hedges, occasional sales of inventory, alternative revenue programs, provisions for revenue subject to refund, and late fees.

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on the accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables, as shown below:

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2019	$7.4	$1.2	$1.9	$0.6	$3.2	$0.5
Provisions	6.6	1.2	3.0	0.9	0.8	0.7
Write-offs	(8.4)	(1.8)	(3.5)	(1.2)	(0.8)	(1.1)
Recoveries	2.9	0.9	1.1	0.3	0.2	0.5
Balance as of March 31, 2020	$8.5	$1.5	$2.5	$0.6	$3.4	$0.6

The allowance for currently expected credit losses is calculated as the historical rate of customer write-offs multiplied by the current accounts receivable balance. Although this balance has historically experienced minimal variation over time, management monitors the current condition of individual customer accounts to manage collections and ensure write-offs are recorded in a timely manner.
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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2020, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2020 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Results of Operations

Net Income

Net income increased $5.5 million primarily due to lower other operation and maintenance expenses, higher retail electric price, and a formula rate plan regulatory provision recorded in the first quarter 2019 to reflect the historical year netting adjustment, substantially offset by lower volume/weather.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2020 to the first quarter 2019:

Amount
(In Millions)
2019 operating revenues	$545.8
Fuel, rider, and other revenues that do not significantly affect net income	(68.2)
Volume/weather	(19.1)
Retail electric price	4.7
Return of unprotected excess accumulated deferred income taxes to customers	18.7
2020 operating revenues	$481.9

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease of 209 GWh, or 4%, in billed electricity usage, including the effect of less favorable weather on residential sales and a decrease in commercial and industrial usage. The decrease in industrial usage is primarily due to a decrease in small industrial sales.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2020, as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In first quarter 2020, $13.1 million was returned to customers as compared to $31.8 million in first quarter 2019. There is no effect on net income as the reduction in operating revenues in each period was offset by a reduction in income tax

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Although the effect in the first quarter 2020 was minimal, Entergy Arkansas expects a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•	higher nuclear insurance refunds of $7.6 million;

•
a decrease of $5 million in fossil-fueled generation expenses primarily due to lower long-term service agreement expenses and a lower scope of work performed in 2020 as compared to the same period in 2019; and

•	a decrease of $2.7 million in nuclear generation expenses primarily due to lower nuclear labor costs, including contract labor.

The decrease was partially offset by an increase of $3.2 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities and an increase in employee health benefits costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) in the first quarter 2020 included $11.7 million in amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. Other regulatory charges (credits) in the first quarter 2019 included an additional provision of $10.5 million to reflect the current estimate of the historical year netting adjustment that was to be included in the 2019 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2019 formula rate plan filing.

Income Taxes

The effective income tax rate was (17.6%) for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, permanent differences related to income tax deductions for stock-based compensation, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017.  Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2019, 2018, and 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion.  Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$3,519	$119

Cash flow provided by (used in):
Operating activities	209,674	206,467
Investing activities	(190,551)	(160,961)
Financing activities	114,850	144,616
Net increase in cash and cash equivalents	133,973	190,122

Cash and cash equivalents at end of period	$137,492	$190,241

Operating Activities

Net cash flow provided by operating activities increased $3.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to:

•
$13 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and

•
a decrease in the return of unprotected excess accumulated deferred income taxes to customers in 2020 as compared to the same period in 2019. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The increase was partially offset by:

•	the timing of recovery of fuel and purchased power costs; and

•
an increase of $9.7 million in pension contributions in 2020. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $29.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to:

•
an increase of $57.6 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase of $18.9 million in nuclear construction expenditures primarily as a result of work performed in 2020 on various ANO 2 outage projects;

•	an increase of $12.2 million in storm spending; and

•
an increase of $8.4 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Arkansas’s distribution system, including increased spending on advanced metering infrastructure.

The increase was partially offset by $55 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized and a decrease of $17.8 million in transmission construction expenditures primarily due to a lower scope of work performed in 2020 on various projects. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Financing Activities

Net cash flow provided by financing activities decreased $29.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the issuance of $350 million of 4.20% Series mortgage bonds in March 2019. The decrease was partially offset by:

•	money pool activity;

•	the issuance of $100 million of 4.00% Series mortgage bonds in March 2020; and

•
net long-term borrowings of $28.7 million in 2020 compared to net repayments of long-term borrowings of $17 million in 2019 on the Entergy Arkansas nuclear fuel company variable interest entity credit facility.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $21.6 million for the three months ended March 31, 2020 compared to decreasing by $182.7 million for the three months ended March 31, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table:

	March 31, 2020	December 31, 2019
Debt to capital	53.6%	53.0%
Effect of excluding the securitization bonds	—%	—%
Debt to capital, excluding securitization bonds (a)	53.6%	53.0%
Effect of subtracting cash	(1.0%)	—%
Net debt to net capital, excluding securitization bonds (a)	52.6%	53.0%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because the securitization bonds are non-recourse to Entergy Arkansas, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Arkansas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because net debt indicates Entergy Arkansas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Although the effect in the first quarter 2020 was minimal, Entergy Arkansas expects negative changes during 2020 to its customer payment patterns and its cash flow activity due to the COVID-19 pandemic. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Despite the effects of the pandemic on financial markets Entergy Arkansas issued $100 million of long-term mortgage bonds in March 2020 and renewed its short-term credit facility. Additional discussion of Entergy Arkansas’s liquidity and capital resources follows.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
(In Thousands)
$24,935	($21,634)	$30,521	($182,738)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in September 2024. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2021. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of March 31, 2020, no cash borrowings and no letters of credit were outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2020, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in September 2021.  As of March 31, 2020, $43.8 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Searcy Solar Facility

As discussed in the Form 10-K, in May 2019, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the Searcy Solar Facility was in the public interest. In April 2020 the APSC issued an order approving Entergy Arkansas’s acquisition of the Searcy Solar facility as being in the public interest, but declined to approve Entergy Arkansas’s preferred cost recovery rider mechanism, finding instead, based on the particular facts and circumstances presented, that the formula rate plan rider was a sufficient recovery mechanism.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Energy Cost Recovery Rider

In March 2020, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease from $0.01462 per kWh to $0.01052 per kWh. The redetermined rate became effective with the first billing cycle in April 2020 through the normal operation of the tariff.

Opportunity Sales Proceeding

As discussed in the Form 10-K, the FERC’s opportunity sales orders have been appealed to the D.C. Circuit by Entergy, the LPSC, and the APSC. In February 2020 all of the appeals were consolidated and in April 2020 the D.C. Circuit established a briefing schedule. Briefing will occur in May 2020 through September 2020.

Also as discussed in the Form 10-K, in May 2019, Entergy Arkansas filed an application with the APSC requesting approval of a special rider tariff to recover the costs of its opportunity sales payments from its retail customers over a 24-month period. In January 2020 the Attorney General and Arkansas Electric Energy Consumers, Inc. filed testimony opposing the recovery by Entergy Arkansas of the opportunity sales payment but also claiming that certain components of the payment should be segregated and refunded to customers. In March 2020, Entergy Arkansas filed rebuttal testimony. Also in March 2020, Entergy Arkansas, the APSC staff, and the Arkansas Electric Energy Consumers, Inc. filed a joint motion asking the APSC to issue a final decision based on the record in the proceeding and cancel the April 2020 evidentiary hearing. The Arkansas Attorney General did not oppose the request, which was granted by the APSC in March 2020. A final decision is expected in July 2020.

COVID-19 Order

In April 2020, in light of the COVID-19 public health emergency, the APSC issued an order requiring utilities, to the extent they had not already done so, to suspend service disconnections during the remaining pendency of the Arkansas Governor’s emergency declaration or until the APSC rescinds the directive. The order also authorizes utilities to establish a regulatory asset to record costs resulting from the suspension of service disconnections, directs that in future proceedings the APSC will consider whether the request for recovery of these regulatory assets is reasonable and necessary, and requires utilities to track and report the costs and any savings directly attributable to suspension of disconnects. In May 2020, Entergy Arkansas filed a request with the APSC requesting the same regulatory asset treatment for additional initiatives such as waiving late payment charges and expanding delayed payment arrangements, which are intended to assist customers during the public health emergency.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Entergy Arkansas, LLC and Subsidiaries
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

Other Postretirement Benefits
As described in Note 6 to the financial statements herein, in March 2020, Entergy announced changes to its other postretirement benefits. As a result, Entergy Arkansas now expects 2020 other postretirement health care and life insurance benefit income, including amounts capitalized, of $10.1 million.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
	(In Thousands)
OPERATING REVENUES
Electric	$481,912	$545,812

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	87,411	152,159
Purchased power	46,041	47,058
Nuclear refueling outage expenses	16,247	17,248
Other operation and maintenance	151,857	166,460
Decommissioning	17,941	15,761
Taxes other than income taxes	31,060	28,363
Depreciation and amortization	83,521	75,847
Other regulatory charges (credits) - net	(20,001)	445
TOTAL	414,077	503,341

OPERATING INCOME	67,835	42,471

OTHER INCOME
Allowance for equity funds used during construction	2,917	3,428
Interest and investment income	7,938	6,183
Miscellaneous - net	(6,436)	(3,690)
TOTAL	4,419	5,921

INTEREST EXPENSE
Interest expense	35,623	33,383
Allowance for borrowed funds used during construction	(1,281)	(1,414)
TOTAL	34,342	31,969

INCOME BEFORE INCOME TAXES	37,912	16,423

Income taxes	(6,683)	(22,698)

NET INCOME	$44,595	$39,121

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$44,595	$39,121
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	123,160	117,255
Deferred income taxes, investment tax credits, and non-current taxes accrued	8,251	30,756
Changes in assets and liabilities:
Receivables	32,820	22,194
Fuel inventory	(9,419)	260
Accounts payable	(42,694)	(56,432)
Taxes accrued	9,302	(10,616)
Interest accrued	16,839	12,661
Deferred fuel costs	23,594	44,926
Other working capital accounts	(2,691)	1,599
Provisions for estimated losses	4,695	9,930
Other regulatory assets	(13,187)	(56,263)
Other regulatory liabilities	(161,989)	53,386
Pension and other postretirement liabilities	11,704	(910)
Other assets and liabilities	164,694	(1,400)
Net cash flow provided by operating activities	209,674	206,467

INVESTING ACTIVITIES
Construction expenditures	(179,117)	(147,214)
Allowance for equity funds used during construction	2,917	3,506
Nuclear fuel purchases	(52,211)	(214)
Proceeds from sale of nuclear fuel	17,210	22,834
Proceeds from nuclear decommissioning trust fund sales	115,030	34,423
Investment in nuclear decommissioning trust funds	(121,003)	(40,223)
Change in money pool receivable - net	(24,935)	(30,521)
Changes in securitization account	(3,443)	(3,553)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	55,001	—
Other	—	1
Net cash flow used in investing activities	(190,551)	(160,961)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	264,505	603,655
Retirement of long-term debt	(127,203)	(275,904)
Changes in money pool payable - net	(21,634)	(182,738)
Other	(818)	(397)
Net cash flow provided by financing activities	114,850	144,616

Net increase in cash and cash equivalents	133,973	190,122
Cash and cash equivalents at beginning of period	3,519	119
Cash and cash equivalents at end of period	$137,492	$190,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$17,578	$19,458

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$628	$3,519
Temporary cash investments	136,864	—
Total cash and cash equivalents	137,492	3,519
Securitization recovery trust account	7,480	4,036
Accounts receivable:
Customer	134,111	117,679
Allowance for doubtful accounts	(1,515)	(1,169)
Associated companies	56,787	29,178
Other	35,171	117,653
Accrued unbilled revenues	84,390	108,489
Total accounts receivable	308,944	371,830
Fuel inventory - at average cost	43,164	33,745
Materials and supplies - at average cost	211,165	211,320
Deferred nuclear refueling outage costs	54,837	48,875
Prepayments and other	11,809	14,096
TOTAL	774,891	687,421

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	974,026	1,101,283
Other	344	345
TOTAL	974,370	1,101,628

UTILITY PLANT
Electric	12,357,569	12,293,483
Construction work in progress	283,324	197,775
Nuclear fuel	175,884	195,547
TOTAL UTILITY PLANT	12,816,777	12,686,805
Less - accumulated depreciation and amortization	5,079,545	5,019,826
UTILITY PLANT - NET	7,737,232	7,666,979

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $- as of March 31, 2020 and $1,706 as of December 31, 2019)	1,680,037	1,666,850
Deferred fuel costs	67,822	67,690
Other	21,451	15,065
TOTAL	1,769,310	1,749,605

TOTAL ASSETS	$11,255,803	$11,205,633

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$395,000	$—
Accounts payable:
Associated companies	38,534	111,785
Other	199,451	202,201
Customer deposits	101,371	101,411
Taxes accrued	91,133	81,831
Interest accrued	39,627	22,788
Deferred fuel costs	77,447	53,721
Current portion of unprotected excess accumulated deferred income taxes	—	9,296
Other	40,049	38,760
TOTAL	982,612	621,793

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,200,932	1,183,126
Accumulated deferred investment tax credits	31,401	31,701
Regulatory liability for income taxes - net	469,439	478,174
Other regulatory liabilities	415,597	559,555
Decommissioning	1,260,556	1,242,616
Accumulated provisions	68,575	63,880
Pension and other postretirement liabilities	330,772	319,075
Long-term debt (includes securitization bonds of $6,849 as of March 31, 2020 and $6,772 as of December 31, 2019)	3,260,723	3,517,208
Other	64,664	62,568
TOTAL	7,102,659	7,457,903

EQUITY
Member's equity	3,170,532	3,125,937
TOTAL	3,170,532	3,125,937

TOTAL LIABILITIES AND EQUITY	$11,255,803	$11,205,633

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2018	$2,983,103

Net income	39,121
Balance at March 31, 2019	$3,022,224

Balance at December 31, 2019	$3,125,937

Net income	44,595
Balance at March 31, 2020	$3,170,532

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Nine Months Ended		Increase/
	2020	2019	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$220	$210	$10	5
Commercial	111	125	(14)	(11)
Industrial	101	122	(21)	(17)
Governmental	4	5	(1)	(20)
Total billed retail	436	462	(26)	(6)
Sales for resale:
Associated companies	25	29	(4)	(14)
Non-associated companies	16	50	(34)	(68)
Other	5	5	—	—
Total	$482	$546	($64)	(12)

Billed Electric Energy Sales (GWh):
Residential	2,075	2,205	(130)	(6)
Commercial	1,284	1,326	(42)	(3)
Industrial	1,811	1,845	(34)	(2)
Governmental	54	57	(3)	(5)
Total retail	5,224	5,433	(209)	(4)
Sales for resale:
Associated companies	403	597	(194)	(32)
Non-associated companies	1,146	2,519	(1,373)	(55)
Total	6,773	8,549	(1,776)	(21)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Results of Operations

Net Income

Net income increased $61.8 million primarily due to the $58 million reduction in income tax expense resulting from an IRS settlement in the first quarter 2020 related to the uncertain tax position regarding the Hurricane Isaac Louisiana Act 55 financing, which also resulted in a $29 million ($21 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s agreement to share the savings with customers. Also contributing to the increase was higher retail electric price and a lower effective income tax rate. The increase was partially offset by higher depreciation and amortization expenses, higher interest expense, and lower other income. See Note 10 to the financial statements herein for further discussion of the tax settlement.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2020 to the first quarter 2019:

Amount
(In Millions)
2019 operating revenues	$959.3
Fuel, rider, and other revenues that do not significantly affect net income	(67.4)
Return of unprotected excess accumulated deferred income taxes to customers	(0.8)
Volume/weather	4.1
Retail electric price	35.4
2020 operating revenues	$930.6

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018. In first quarter 2020, $7.8 million was returned to customers as compared to $7 million in first quarter 2019. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase in usage during the unbilled sales period, partially offset by a decrease of 165 GWh, or 3%, in billed electricity usage for residential and commercial customers, including the effect of less favorable weather on residential sales.

The retail electric price variance is primarily due to an interim increase in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for the J. Wayne Leonard Power Station (formerly St. Charles Power Station), as approved by the LPSC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

Although the effect in the first quarter 2020 was minimal, Entergy Louisiana expects a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $5.9 million in nuclear generation expenses primarily due to a lower scope of work performed in 2020 as compared to the same period in 2019;

•	higher nuclear insurance refunds of $5.7 million; and

•	a decrease of $3.7 million in fossil-fueled generation expenses primarily due to a lower scope of work performed during plant outages in 2020 as compared to the same period in 2019.

The decrease was partially offset by an increase of $3.6 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities and an increase in employee health benefits costs and an increase of $2.6 million in energy efficiency costs due to the timing of recovery from customers. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station), which was placed in service in May 2019.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2019, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station) project.

Other regulatory charges (credits) include regulatory charges of $29 million recorded in first quarter 2020 due to a settlement with the IRS related to the uncertain tax position regarding Hurricane Isaac Louisiana Act 55 financing because the savings will be shared with customers. See Note 10 to the financial statements herein for further discussion of the settlement and savings obligation.

Interest expense increased primarily due to the issuance of $525 million of 4.20% Series mortgage bonds in March 2019.

Income Taxes

The effective income tax rate was (36.0%) for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to the settlement with the IRS on the treatment of funds received in conjunction with the Act 55 financing of Hurricane Isaac storm costs,

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

permanent differences related to income tax deductions for stock-based compensation, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, book and tax differences related to the allowance for equity funds used during construction, and the amortization of excess accumulated deferred income taxes, partially offset by state income taxes. See Note 10 to the financial statements herein for discussion of the IRS settlement and the income tax deductions for stock-based compensation. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2019, 2018, and 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,006	$43,364

Cash flow provided by (used in):
Operating activities	313,799	179,583
Investing activities	(373,239)	(441,392)
Financing activities	522,828	523,608
Net increase in cash and cash equivalents	463,388	261,799

Cash and cash equivalents at end of period	$465,394	$305,163

Operating Activities

Net cash flow provided by operating activities increased $134.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to:

•	the timing of recovery of fuel and purchased power costs;

•	a decrease of $28.8 million in spending on nuclear refueling outages;

•	the timing of collection of receivables from customers; and

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•	income tax refunds of $20.7 million in 2020. Entergy Louisiana had income tax receipts in 2020 as a result of a refund of an overpayment on a prior year state income tax return.

The increase was partially offset by the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities decreased $68.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to:

•
a decrease of $75.3 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	a decrease of $63.3 million in nuclear construction expenditures primarily due to decreased spending on various projects in 2020;

•
a decrease of $33.7 million in construction expenditures due to higher spending in 2019 on the Lake Charles Power Station and J. Wayne Leonard Power Station (formerly St. Charles Power Station) projects; and

•	an increase of $41.1 million in net receipts from storm reserve escrow accounts.

The decrease was partially offset by:

•	money pool activity;

•	an increase of $16.3 million in storm spending in 2020;

•
an increase of $12.5 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Louisiana’s distribution system, including increased spending on advanced metering infrastructure; and

•	several individually insignificant items.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $84.5 million for the three months ended March 31, 2020 compared to decreasing by $8.9 million for the three months ended March 31, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $0.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to:

•	the issuance of $525 million of 4.20% Series mortgage bonds in March 2019;

•	money pool activity; and

•	net repayments of long-term borrowings of $28.5 million in 2020 compared to net long-term borrowings of $54.3 million in 2019 on the nuclear fuel company variable interest entities’ credit facilities.

The decrease was substantially offset by the issuance of $350 million of 2.90% Series mortgage bonds and $300 million of 4.20% Series mortgage bonds in March 2020 and a decrease of $37.5 million in common equity distributions in 2020 primarily to maintain Entergy Louisiana’s capital structure.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $82.8 million for the three months ended March 31, 2020.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of $650 million of mortgage bonds in March 2020.

	March 31, 2020	December 31, 2019
Debt to capital	54.7%	53.4%
Effect of excluding securitization bonds	(0.1%)	(0.1%)
Debt to capital, excluding securitization bonds (a)	54.6%	53.3%
Effect of subtracting cash	(1.5%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	53.1%	53.2%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and common equity. Net capital consists of capital less cash and cash equivalents. Entergy Louisiana uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because the securitization bonds are non-recourse to Entergy Louisiana, as more fully described in Note 5 to the financial statements in the Form 10-K. Entergy Louisiana also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Although the effect in the first quarter 2020 was minimal, Entergy Louisiana expects negative changes during 2020 to its customer payment patterns and its cash flow activity due to the COVID-19 pandemic. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Despite the effects of the pandemic on financial markets Entergy Louisiana issued $650 million of long-term mortgage bonds in March 2020. Additional discussion of Entergy Louisiana’s liquidity and capital resources follows.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
(In Thousands)
$84,466	($82,826)	$37,965	$46,843

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in September 2024.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of March 31, 2020, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2020, a $25.6 million letter of credit

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in September 2021.  As of March 31, 2020, $58.4 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of March 31, 2020, $33.3 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Entergy Louisiana has $256 million in its storm reserve escrow account at March 31, 2020.

Lake Charles Power Station

As discussed in the Form 10-K, the LPSC issued an order in July 2017 approving certification that the public necessity and convenience would be served by the construction of the Lake Charles Power Station. The plant commenced commercial operation in March 2020.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

Retail Rates - Electric

2018 Formula Rate Plan Filing

Commercial operation at Lake Charles Power Station commenced in March 2020. In March 2020, Entergy Louisiana filed an update to its 2018 formula rate plan evaluation report to include the estimated first-year revenue requirement of $108 million associated with the Lake Charles Power Station. The resulting interim adjustment to rates became effective with the first billing cycle of April 2020.

Fuel and purchased power recovery

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. Discovery has not yet commenced.

COVID-19 Order

In April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders.

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

Other Postretirement Benefits
As described in Note 6 to the financial statements herein, in March 2020, Entergy announced changes to its other postretirement benefits. As a result, Entergy Louisiana now expects 2020 other postretirement health care and life insurance benefit cost, including amounts capitalized, of $5.6 million.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
	(In Thousands)
OPERATING REVENUES
Electric	$912,541	$936,693
Natural gas	18,106	22,637
TOTAL	930,647	959,330

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	144,492	147,349
Purchased power	160,743	257,306
Nuclear refueling outage expenses	13,630	12,808
Other operation and maintenance	222,658	225,888
Decommissioning	16,001	13,879
Taxes other than income taxes	50,077	49,682
Depreciation and amortization	145,135	126,134
Other regulatory charges (credits) - net	11,132	(27,660)
TOTAL	763,868	805,386

OPERATING INCOME	166,779	153,944

OTHER INCOME
Allowance for equity funds used during construction	14,887	23,914
Interest and investment income (loss)	(19,669)	71,986
Miscellaneous - net	49,601	(42,344)
TOTAL	44,819	53,556

INTEREST EXPENSE
Interest expense	79,517	74,703
Allowance for borrowed funds used during construction	(7,132)	(11,367)
TOTAL	72,385	63,336

INCOME BEFORE INCOME TAXES	139,213	144,164

Income taxes	(50,183)	16,531

NET INCOME	$189,396	$127,633

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
	(In Thousands)

Net Income	$189,396	$127,633
Other comprehensive income (loss)
Pension and other postretirement liabilities (net of tax expense (benefit) of $3,340 and ($342))	9,467	(969)
Other comprehensive income (loss)	9,467	(969)
Comprehensive Income	$198,863	$126,664

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$189,396	$127,633
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	191,447	153,368
Deferred income taxes, investment tax credits, and non-current taxes accrued	(39,681)	49,041
Changes in working capital:
Receivables	23,004	(849)
Fuel inventory	(456)	31
Accounts payable	(86,317)	(26,475)
Prepaid taxes and taxes accrued	48,840	16,311
Interest accrued	(2,384)	(9,300)
Deferred fuel costs	(18,280)	(50,620)
Other working capital accounts	(3,156)	(41,481)
Changes in provisions for estimated losses	(41,113)	2,962
Changes in other regulatory assets	55,539	(91,490)
Changes in other regulatory liabilities	(129,370)	49,352
Changes in pension and other postretirement liabilities	(22,806)	(1,954)
Other	149,136	3,054
Net cash flow provided by operating activities	313,799	179,583

INVESTING ACTIVITIES
Construction expenditures	(344,522)	(401,573)
Allowance for equity funds used during construction	14,887	23,914
Nuclear fuel purchases	(18,052)	(59,422)
Proceeds from the sale of nuclear fuel	33,889	—
Receipts from storm reserve escrow account	40,589	—
Payments to storm reserve escrow account	(1,113)	(1,651)
Changes to securitization account	(5,348)	(5,405)
Proceeds from nuclear decommissioning trust fund sales	144,962	101,555
Investment in nuclear decommissioning trust funds	(154,065)	(107,690)
Changes in money pool receivable - net	(84,466)	8,880
Net cash flow used in investing activities	(373,239)	(441,392)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,221,900	1,212,989
Retirement of long-term debt	(603,607)	(642,307)
Change in money pool payable - net	(82,826)	—
Distributions paid:
Common equity	(11,500)	(49,000)
Other	(1,139)	1,926
Net cash flow provided by financing activities	522,828	523,608

Net increase in cash and cash equivalents	463,388	261,799
Cash and cash equivalents at beginning of period	2,006	43,364
Cash and cash equivalents at end of period	$465,394	$305,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$79,794	$81,940
Income taxes	($20,684)	$—

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2020 and December 31, 2019
(Unaudited)

	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$188	$488
Temporary cash investments	465,206	1,518
Total cash and cash equivalents	465,394	2,006
Accounts receivable:
Customer	200,410	194,869
Allowance for doubtful accounts	(2,452)	(1,902)
Associated companies	142,549	77,212
Other	36,989	42,179
Accrued unbilled revenues	165,525	169,201
Total accounts receivable	543,021	481,559
Fuel inventory	42,069	41,613
Materials and supplies - at average cost	371,123	354,020
Deferred nuclear refueling outage costs	43,960	56,743
Prepaid taxes	—	7,959
Prepayments and other	37,778	37,837
TOTAL	1,503,345	981,737

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,377,881	1,563,812
Storm reserve escrow account	256,402	295,875
Non-utility property - at cost (less accumulated depreciation)	315,027	312,896
Other	12,944	13,476
TOTAL	3,352,841	3,576,646

UTILITY PLANT
Electric	23,617,789	22,620,365
Natural gas	239,779	235,678
Construction work in progress	689,399	1,383,603
Nuclear fuel	221,397	267,779
TOTAL UTILITY PLANT	24,768,364	24,507,425
Less - accumulated depreciation and amortization	9,226,377	9,118,524
UTILITY PLANT - NET	15,541,987	15,388,901

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $22,545 as of March 31, 2020 and $27,596 as of December 31, 2019)	1,259,672	1,315,211
Deferred fuel costs	168,122	168,122
Other	37,122	33,491
TOTAL	1,464,916	1,516,824

TOTAL ASSETS	$21,863,089	$21,464,108

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2020 and December 31, 2019
(Unaudited)

	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$360,002	$320,002
Accounts payable:
Associated companies	49,566	187,615
Other	486,241	357,206
Customer deposits	153,051	153,097
Taxes accrued	40,881	—
Interest accrued	85,360	87,744
Deferred fuel costs	37,365	55,645
Current portion of unprotected excess accumulated deferred income taxes	31,138	31,138
Other	60,365	64,668
TOTAL	1,303,969	1,257,115

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,440,159	2,464,513
Accumulated deferred investment tax credits	110,926	112,128
Regulatory liability for income taxes - net	491,694	500,083
Other regulatory liabilities	673,159	794,140
Decommissioning	1,515,981	1,497,349
Accumulated provisions	279,306	320,419
Pension and other postretirement liabilities	655,324	677,619
Long-term debt (includes securitization bonds of $33,286 as of March 31, 2020 and $33,220 as of December 31, 2019)	7,563,379	6,983,667
Other	244,721	459,957
TOTAL	13,974,649	13,809,875

Commitments and Contingencies

EQUITY
Member's equity	6,570,442	6,392,556
Accumulated other comprehensive loss	14,029	4,562
TOTAL	6,584,471	6,397,118

TOTAL LIABILITIES AND EQUITY	$21,863,089	$21,464,108

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2018	$5,909,071	($6,153)	$5,902,918

Net income	127,633	—	127,633
Other comprehensive loss	—	(969)	(969)
Distributions declared on common equity	(49,000)	—	(49,000)
Other	(11)	—	(11)
Balance at March 31, 2019	$5,987,693	($7,122)	$5,980,571

Balance at December 31, 2019	$6,392,556	$4,562	$6,397,118

Net income	189,396	—	189,396
Other comprehensive income	—	9,467	9,467
Distributions declared on common equity	(11,500)	—	(11,500)
Other	(10)	—	(10)
Balance at March 31, 2020	$6,570,442	$14,029	$6,584,471

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Nine Months Ended		Increase/
	2020	2019	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$260	$264	($4)	(2)
Commercial	202	207	(5)	(2)
Industrial	322	347	(25)	(7)
Governmental	17	17	—	—
Total billed retail	801	835	(34)	(4)
Sales for resale:
Associated companies	66	68	(2)	(3)
Non-associated companies	13	16	(3)	(19)
Other	33	18	15	83
Total	$913	$937	($24)	(3)

Billed Electric Energy Sales (GWh):
Residential	2,975	3,080	(105)	(3)
Commercial	2,459	2,519	(60)	(2)
Industrial	7,450	7,343	107	1
Governmental	199	203	(4)	(2)
Total retail	13,083	13,145	(62)	—
Sales for resale:
Associated companies	1,341	1,080	261	24
Non-associated companies	457	505	(48)	(10)
Total	14,881	14,730	151	1

ENTERGY MISSISSIPPI, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Results of Operations

Net Income

Net income increased $7.1 million primarily due to higher retail electric price and a lower effective income tax rate, partially offset by higher depreciation and amortization expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2020 to the first quarter 2019:

Amount
(In Millions)
2019 operating revenues	$282.2
Fuel, rider, and other revenues that do not significantly affect net income	(7.6)
Retail electric price	19.4
Volume/weather	(0.1)
2020 operating revenues	$293.9

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an interim capacity rate adjustment to the formula rate plan to recover non-fuel related costs of acquiring and operating the Choctaw Generating Station and an increase in formula rate plan rates effective with the first billing cycle of July 2019, each as approved by the MPSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The volume/weather variance is primarily due to a decrease of 113 GWh, or 4%, in billed electricity usage, including the effect of less favorable weather on residential sales. The decrease was substantially offset by increased usage during the unbilled sales period.

Although the effect in the first quarter 2020 was minimal, Entergy Mississippi expects a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $4.5 million in storm damage provisions. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery; and

•
an increase of $1.2 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities and an increase in employee health benefits costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

The increase was partially offset by:

•	a decrease of $1.8 million in vegetation maintenance costs; and

•
a decrease of $1.8 million in fossil-fueled generation expenses primarily due to a lower scope of work done during plant outages in 2020 as compared to the same period in 2019 and lower long-term service agreement expenses.

Depreciation and amortization expenses increased primarily as a result of higher depreciation rates, as approved by the MPSC, and additions to plant in service.

Interest expense increased primarily due to the issuances of $300 million in June 2019 and $135 million in November 2019 of 3.85% Series mortgage bonds, partially offset by the repayment, at maturity, of $150 million of 6.64% Series mortgage bonds in July 2019. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for details on long-term debt.

Income Taxes

The effective income tax rate was 7.7% for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items and permanent differences related to income tax deductions for stock-based compensation, partially offset by state income taxes. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

The effective income tax rate was 18.3% for the first quarter 2019. The difference in the effective income tax rate for the first quarter 2019 versus the federal statutory rate of 21% was primarily due to book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds during construction, partially offset by state income taxes and the provision for uncertain tax positions.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2019, 2018, and 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$51,601	$36,954

Cash flow provided by (used in):
Operating activities	33,261	9,992
Investing activities	(103,615)	(54,376)
Financing activities	18,772	8,315
Net decrease in cash and cash equivalents	(51,582)	(36,069)

Cash and cash equivalents at end of period	$19	$885

Operating Activities

Net cash flow provided by operating activities increased $23.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the timing of collections of receivables from customers and payments to vendors and an increase of $4.4 million in interest payments. The increase was partially offset by the timing of recovery of fuel and purchased power costs and an increase of $4 million in storm spending in 2020.

Investing Activities

Net cash flow used in investing activities increased $49.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to $24.6 million in plant upgrades for the Choctaw Generating Station in March 2020 and an increase of $20.2 million in storm spending in 2020.

Financing Activities

Net cash flow provided by financing activities increased $10.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to money pool activity.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi’s payable to the money pool increased by $19 million for the three months ended March 31, 2020 compared to increasing by $10.9 million for the three months ended March 31, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	March 31, 2020	December 31, 2019
Debt to capital	50.9%	51.2%
Effect of subtracting cash	—%	(0.8%)
Net debt to net capital	50.9%	50.4%

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition because net debt indicates Entergy Mississippi’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Although the effect in the first quarter 2020 was minimal, Entergy Mississippi expects negative changes during 2020 to its customer payment patterns and its cash flow activity due to the COVID-19 pandemic. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Despite the effects of the pandemic on financial markets Entergy Mississippi renewed its short-term credit facilities in April 2020. Additional discussion of Entergy Mississippi’s liquidity and capital resources follows.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
(In Thousands)
($19,006)	$44,693	($10,925)	$41,380

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in April 2021. No borrowings were outstanding under the credit facilities as of March 31, 2020.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2020, $1.8 million of letters of credit were outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Mississippi has $33 million in its storm reserve escrow account at March 31, 2020.

Sunflower Solar Facility

    In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project will be built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  In December 2018, Entergy Mississippi filed a joint petition with Sunflower Solar Project at the MPSC for Sunflower Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate,

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

improve, and maintain the solar facility.  Entergy Mississippi has proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility. In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism. Recovery through the interim capacity rate adjustment requires MPSC approval for each new resource. In August 2019 consultants retained by the Mississippi Public Utilities Staff filed a report expressing concerns regarding the project economics. In March 2020, Entergy Mississippi filed supplemental testimony addressing questions and observations raised by the consultants retained by the Mississippi Public Utilities Staff. A hearing before the MPSC was held in March 2020. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar Facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions including: (i) that Entergy Mississippi pursue a partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap on the level of recoverable costs. Closing is targeted to occur by the end of 2021.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following is an update to that discussion.

Formula Rate Plan Filing

In March 2020, Entergy Mississippi submitted its formula rate plan 2020 test year filing and 2019 look-back filing showing Entergy Mississippi’s earned return for the historical 2019 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2020 calendar year to be below the formula rate plan bandwidth. The 2020 test year filing shows a $24.6 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.51% return on rate base, within the formula rate plan bandwidth. The 2019 look-back filing compares actual 2019 results to the approved benchmark return on rate base and reflects the need for a $7.3 million interim increase in formula rate plan revenues. In accordance with the MPSC-approved revisions to the formula rate plan, Entergy Mississippi implemented a $24.3 million interim rate increase, reflecting a cap equal to 2% of 2019 retail revenues, effective with the April 2020 billing cycle, subject to refund, pending a final MPSC order. A final order is expected in the second quarter 2020, with the resulting final rates, including amounts above the 2% cap of 2019 retail revenues, effective July 2020.

COVID-19 Order

In April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Entergy Mississippi, LLC
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

Other Postretirement Benefits
As described in Note 6 to the financial statements herein, in March 2020, Entergy announced changes to its other postretirement benefits. As a result, Entergy Mississippi now expects 2020 other postretirement health care and life insurance benefit income, including amounts capitalized, of $3.6 million.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
	(In Thousands)
OPERATING REVENUES
Electric	$293,922	$282,244

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	63,297	53,229
Purchased power	52,643	71,455
Other operation and maintenance	62,337	59,183
Taxes other than income taxes	27,190	26,127
Depreciation and amortization	51,155	39,088
Other regulatory charges (credits) - net	(3,881)	2,370
TOTAL	252,741	251,452

OPERATING INCOME	41,181	30,792

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,439	1,913
Interest and investment income	120	152
Miscellaneous - net	(2,296)	(263)
TOTAL	(737)	1,802

INTEREST EXPENSE
Interest expense	16,583	14,540
Allowance for borrowed funds used during construction	(551)	(785)
TOTAL	16,032	13,755

INCOME BEFORE INCOME TAXES	24,412	18,839

Income taxes	1,886	3,441

NET INCOME	$22,526	$15,398

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$22,526	$15,398
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	51,155	39,088
Deferred income taxes, investment tax credits, and non-current taxes accrued	2,762	12,072
Changes in assets and liabilities:
Receivables	17,971	18,364
Fuel inventory	(3,266)	(4,267)
Accounts payable	(8,125)	(5,722)
Taxes accrued	(58,651)	(66,445)
Interest accrued	6,201	(293)
Deferred fuel costs	13,406	17,635
Other working capital accounts	7,849	3,444
Provisions for estimated losses	(47)	(846)
Other regulatory assets	(8,484)	(3,478)
Other regulatory liabilities	(5,532)	(9,301)
Pension and other postretirement liabilities	(2,482)	269
Other assets and liabilities	(2,022)	(5,926)
Net cash flow provided by operating activities	33,261	9,992

INVESTING ACTIVITIES
Construction expenditures	(124,986)	(97,487)
Allowance for equity funds used during construction	1,439	1,913
Changes in money pool receivable - net	44,693	41,380
Payment for purchase of plant	(24,633)	—
Other	(128)	(182)
Net cash flow used in investing activities	(103,615)	(54,376)

FINANCING ACTIVITIES
Changes in money pool payable - net	19,006	10,925
Distributions paid:
Common equity	(2,500)	—
Other	2,266	(2,610)
Net cash flow provided by financing activities	18,772	8,315

Net decrease in cash and cash equivalents	(51,582)	(36,069)
Cash and cash equivalents at beginning of period	51,601	36,954
Cash and cash equivalents at end of period	$19	$885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$9,800	$14,193

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS
March 31, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$12	$11
Temporary cash investments	7	51,590
Total cash and cash equivalents	19	51,601
Accounts receivable:
Customer	84,644	92,050
Allowance for doubtful accounts	(554)	(636)
Associated companies	4,415	49,257
Other	7,951	14,986
Accrued unbilled revenues	43,964	47,426
Total accounts receivable	140,420	203,083
Fuel inventory - at average cost	18,405	15,139
Materials and supplies - at average cost	52,563	57,972
Prepayments and other	6,147	7,149
TOTAL	217,554	334,944

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,556	4,560
Escrow accounts	80,328	80,201
TOTAL	84,884	84,761

UTILITY PLANT
Electric	5,751,292	5,672,589
Construction work in progress	113,864	88,373
TOTAL UTILITY PLANT	5,865,156	5,760,962
Less - accumulated depreciation and amortization	1,911,652	1,894,000
UTILITY PLANT - NET	3,953,504	3,866,962

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	386,456	377,972
Other	15,615	10,105
TOTAL	402,071	388,077

TOTAL ASSETS	$4,658,013	$4,674,744

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$52,735	$48,090
Other	90,853	94,729
Customer deposits	85,976	85,938
Taxes accrued	32,010	90,661
Interest accrued	25,101	18,900
Deferred fuel costs	83,807	70,402
Other	33,976	32,667
TOTAL	404,458	441,387

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	602,881	594,832
Accumulated deferred investment tax credits	9,562	9,602
Regulatory liability for income taxes - net	234,557	236,988
Other regulatory liabilities	18,411	21,512
Asset retirement cost liabilities	9,862	9,727
Accumulated provisions	49,974	50,021
Pension and other postretirement liabilities	96,930	99,406
Long-term debt	1,614,156	1,614,129
Other	55,045	54,989
TOTAL	2,691,378	2,691,206

Commitments and Contingencies

EQUITY
Member's equity	1,562,177	1,542,151
TOTAL	1,562,177	1,542,151

TOTAL LIABILITIES AND EQUITY	$4,658,013	$4,674,744

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2018	$1,292,226

Net income	15,398
Balance at March 31, 2019	$1,307,624

Balance at December 31, 2019	$1,542,151

Net income	22,526
Common equity distributions	(2,500)
Balance at March 31, 2020	$1,562,177

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$127	$129	($2)	(2)
Commercial	97	98	(1)	(1)
Industrial	36	38	(2)	(5)
Governmental	10	10	—	—
Total billed retail	270	275	(5)	(2)
Sales for resale:
Non-associated companies	14	5	9	180
Other	10	2	8	400
Total	$294	$282	$12	4

Billed Electric Energy Sales (GWh):
Residential	1,250	1,315	(65)	(5)
Commercial	1,006	1,040	(34)	(3)
Industrial	556	566	(10)	(2)
Governmental	94	98	(4)	(4)
Total retail	2,906	3,019	(113)	(4)
Sales for resale:
Non-associated companies	827	166	661	398
Total	3,733	3,185	548	17

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Results of Operations

Net Income

Net income increased $2.2 million primarily due to a lower effective income tax rate, partially offset by lower retail electric price.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2020 to the first quarter 2019:

Amount
(In Millions)
2019 operating revenues	$163.2
Fuel, rider, and other revenues that do not significantly affect net income	(7.2)
Retail electric price	(6.6)
Volume/weather	(0.1)
2020 operating revenues	$149.3

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to provisions recorded in first quarter 2020 for the revenue collected in 2020 that will be refunded to customers through new rates implemented in April 2020 based on an August 2019 effective date for the rate decrease. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the rate case resolution.

The volume/weather variance for first quarter 2020 as compared to first quarter 2019 is insignificant.

Although the effect in the first quarter 2020 was minimal, Entergy New Orleans expects a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Variances

Other regulatory credits include regulatory credits recorded in first quarter 2020 to reflect compliance with terms of the 2018 combined rate case resolution approved by the City Council in February 2020. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the rate case resolution.

Income Taxes

The effective income tax rate was (32.4%) for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, permanent differences related to income tax deductions for stock-based compensation, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by the provision for uncertain tax positions. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017.  Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2019, 2018, and 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion.  Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,017	$19,677

Cash flow provided by (used in):
Operating activities	17,318	16,522
Investing activities	(68,691)	(36,783)
Financing activities	118,671	1,378
Net increase (decrease) in cash and cash equivalents	67,298	(18,883)

Cash and cash equivalents at end of period	$73,315	$794

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities remained relatively unchanged, increasing by $0.8 million, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the timing of recovery of fuel and purchased power costs, partially offset by an increase of $2.2 million in interest paid in 2020.

Investing Activities

Net cash flow used in investing activities increased $31.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to money pool activity and an increase of $7.2 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy New Orleans’s distribution system, including increased spending on advanced metering infrastructure. The increase was partially offset by a decrease of $6.2 million in construction expenditures primarily due to lower spending on the New Orleans Power Station project in 2020 as compared to the same period in 2019.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $8 million for the three months ended March 31, 2020 compared to decreasing $22 million for the three months ended March 31, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $117.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the issuance of $78 million of 3.00% Series mortgage bonds and the issuance of $62 million of 3.75% Series mortgage bonds, each in March 2020, partially offset by repayments of $20 million on long-term credit borrowings in 2020.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of $140 million of mortgage bonds in March 2020.

	March 31, 2020	December 31, 2019
Debt to capital	57.3%	53.1%
Effect of excluding securitization bonds	(1.9%)	(2.4%)
Debt to capital, excluding securitization bonds (a)	55.4%	50.7%
Effect of subtracting cash	(3.1%)	(0.3%)
Net debt to net capital, excluding securitization bonds (a)	52.3%	50.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, long-term debt, including the currently maturing portion, and the long-term payable due to an associated company.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because the securitization bonds are non-recourse to Entergy New Orleans, as more fully described in Note 5 to the financial statements in the Form 10-K. Entergy New Orleans also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Although the effect in the first quarter 2020 was minimal, Entergy New Orleans expects negative changes during 2020 to its customer payment patterns and its cash flow activity due to the COVID-19 pandemic. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Despite the effects of the pandemic on financial markets Entergy New Orleans issued $140 million of long-term mortgage bonds in March 2020. Additional discussion of Entergy New Orleans’s liquidity and capital resources follows.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
(In Thousands)
$13,170	$5,191	($1,877)	$22,016

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2021. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of March 31, 2020, there were no cash borrowings and an $0.8 million letter of credit outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2020, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy New Orleans has $83 million in its storm reserve escrow account at March 31, 2020.

New Orleans Power Station

As discussed in the Form 10-K, in June 2019, a state court judge in New Orleans affirmed the City Council’s approval of the New Orleans Power Station and dismissed the petition for judicial review of that decision that had been filed in April 2018. The petitioners have filed an appeal of that ruling. Also in June 2019, with regard to the lawsuit challenging the City Council’s decision on the basis of a violation of the open meetings law, the same state court judge in New Orleans ruled that there was a violation of the open meetings law at the February 2018 meeting of the City Council’s Utility Committee at which that Committee considered the New Orleans Power Station approval, and further ruled that, although there was no violation of the open meetings law at the March 2018 full City Council meeting at which the New Orleans Power Station was approved, both the approval of the Utility Committee and the approval of the full City Council were void. The City Council and Entergy New Orleans each filed a suspensive appeal of the open meetings law ruling. A suspensive appeal suspends the effect of the judgment in the open meetings law proceeding while the appeal is being taken. The petitioners sought in the state appellate court, and then at the Louisiana Supreme Court, to terminate the suspension of the effect of the judgment, but both courts declined to do so. Appellate briefing on the merits both in the open meetings law appeal and in the judicial review appeal occurred in November and December 2019 and oral argument in both cases was heard in January 2020. In February 2020 the state appellate court reversed the lower court’s ruling that the City Council’s approval of the New Orleans Power Station was void due to a violation of the open meetings law at the City Council’s Utility Committee meeting in February 2018.  The

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

state appellate court ruled that there was no violation of the open meetings law at the City Council meeting in March 2018 and that the lower court erred in voiding the City Council resolution approving the New Orleans Power Station.  In March 2020, the appellees in that proceeding filed a writ application with the Louisiana Supreme Court seeking review of the appellate court’s decision and several New Orleans-based organizations filed an amicus brief in support of the appellees’ writ application. Briefs from Entergy New Orleans and the City Council in opposition to the writ application are due in May 2020. In April 2020 the state appellate court affirmed the district court’s judicial review decision that affirmed the City Council’s approval of the New Orleans Power Station as in the public interest. Construction of the plant is on schedule, with commercial operation expected in mid-2020.

Gas Infrastructure Rebuild Plan

As discussed in the Form 10-K, in September 2016, Entergy New Orleans submitted to the City Council a request for authorization for Entergy New Orleans to proceed with annual incremental capital funding of $12.5 million for its gas infrastructure rebuild plan, which would replace all of Entergy New Orleans’s low pressure cast iron, steel, and vintage plastic pipe over a ten-year period commencing in 2017.  Entergy New Orleans also proposed that recovery of the investment to fund its gas infrastructure replacement plan be determined in connection with its next base rate case.  As a result of the rate case, the City Council approved the planned gas rebuild expenditures through 2019, but rejected Entergy New Orleans’s proposed gas infrastructure rider. In April 2020, Entergy New Orleans submitted its gas infrastructure rebuild plan to the City Council, which maintained the previously proposed timeline and cost estimates, but included measures to spread out the cost impact to customers of the program.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

Energy Efficiency

As discussed in the Form 10-K, in December 2019, Entergy New Orleans filed an application with the City Council seeking approval of an implementation plan for the Energy Smart energy efficiency program from April 2020 through December 2022. Entergy New Orleans proposed to recover the costs of the program through mechanisms previously approved by the City Council or through the energy efficiency cost recovery rider, which was approved in the 2018 combined rate case resolution. In February 2020 the City Council approved Entergy New Orleans’s application.

2018 Base Rate Case Filing

See the Form 10-K for discussion of the electric and gas base rate case filed in September 2018. In response to the City Council’s November 2019 resolution in the rate case, Entergy New Orleans made a compliance filing in December 2019 and also filed timely a petition for appeal and judicial review and for stay of or injunctive relief alleging that the resolution is unlawful in failing to produce just and reasonable rates. A hearing on the requested injunction was scheduled in Civil District Court for February 2020, but by joint motion of the City Council and Entergy New Orleans, the Civil District Court issued an order for a limited remand to the City Council to consider a potential agreement in principle/stipulation at its February 20, 2020 meeting. On February 17, 2020, Entergy New Orleans filed with the City Council an agreement in principle between Entergy New Orleans and the City Council’s advisors. On February 20, 2020, the City Council voted to approve the proposed agreement in principle and issued a resolution modifying the required treatment of certain accumulated deferred income taxes. As a result of the agreement in principle, the total annual revenue requirement reduction will be approximately $45 million ($42 million electric, including $29 million in rider reductions; and $3 million gas). As a result, Entergy New Orleans fully implemented the new rates

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

in April 2020. The merits of the appeal will be subject to a separate procedural schedule issued by the Civil District Court.

2020 Formula Rate Plan Filing

In April 2020, Entergy New Orleans filed a motion with the City Council to delay its formula rate plan filing until June 2020. In May 2020 the City Council issued an order extending the filing deadline for Entergy New Orleans’s formula rate plan filing to June 29, 2020.

Renewable Portfolio Standard Rulemaking

As discussed in the Form 10-K, in March 2019 the City Council initiated a rulemaking proceeding to consider whether to establish a renewable portfolio standard. In March 2020 the City Council’s Utility Committee recommended a resolution for approval by the City Council that directed the City Council advisors to work toward development of a rule for enacting a Renewable and Clean Portfolio Standard. The four components of the Renewable and Clean Portfolio Standard that the City Council expressed a desire to implement are: (1) a mandatory requirement that Entergy New Orleans achieve 100% net zero carbon emissions by 2040; (2) reliance on renewable energy credits purchased without the associated energy for compliance with the standard being phased out over the ten-year period from 2040 to 2050; (3) no carbon-emitting resources in the portfolio of resources Entergy New Orleans uses to serve New Orleans by 2050; and (4) a mechanism to limit costs in any one plan year to no more than one percent of plan year total utility retail sales revenues. The City Council adopted the Utility Committee resolution in April 2020. The first technical meeting of the parties will occur in June 2020 followed by the City Council advisors’ publication of a draft rule in July 2020, which draft will be the subject of written comments and further technical meetings before final rules are proposed for consideration by the parties and the City Council.

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Other Postretirement Benefits

As described in Note 6 to the financial statements herein, Entergy announced changes to its other postretirement benefits. As a result, Entergy New Orleans now expects 2020 other postretirement health care and life insurance benefit income, including amounts capitalized, of $4.9 million.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
	(In Thousands)
OPERATING REVENUES
Electric	$123,431	$130,883
Natural gas	25,871	32,311
TOTAL	149,302	163,194

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	27,495	30,760
Purchased power	56,467	60,649
Other operation and maintenance	30,704	30,298
Taxes other than income taxes	13,206	13,542
Depreciation and amortization	15,075	14,164
Other regulatory credits - net	(5,736)	(2,355)
TOTAL	137,211	147,058

OPERATING INCOME	12,091	16,136

OTHER INCOME
Allowance for equity funds used during construction	2,485	2,290
Interest and investment income	53	179
Miscellaneous - net	(738)	(1,506)
TOTAL	1,800	963

INTEREST EXPENSE
Interest expense	6,640	5,936
Allowance for borrowed funds used during construction	(1,195)	(914)
TOTAL	5,445	5,022

INCOME BEFORE INCOME TAXES	8,446	12,077

Income taxes	(2,740)	3,054

NET INCOME	$11,186	$9,023

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$11,186	$9,023
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	15,075	14,164
Deferred income taxes, investment tax credits, and non-current taxes accrued	1,339	9,743
Changes in assets and liabilities:
Receivables	4,039	(20)
Fuel inventory	(25)	1,529
Accounts payable	(5,291)	8,298
Taxes accrued	122	(4,443)
Interest accrued	(929)	650
Deferred fuel costs	3,702	(71)
Other working capital accounts	(10,795)	(15,144)
Provisions for estimated losses	923	454
Other regulatory assets	1,867	(16,528)
Other regulatory liabilities	(9,599)	(8,634)
Pension and other postretirement liabilities	(4,878)	(1,706)
Other assets and liabilities	10,582	19,207
Net cash flow provided by operating activities	17,318	16,522

INVESTING ACTIVITIES
Construction expenditures	(60,001)	(57,788)
Allowance for equity funds used during construction	2,485	2,290
Changes in money pool receivable - net	(7,979)	22,016
Payments to storm reserve escrow account	(314)	(451)
Changes in securitization account	(2,882)	(2,850)
Net cash flow used in investing activities	(68,691)	(36,783)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	139,116	—
Retirement of long-term debt	(20,000)	—
Change in money pool payable - net	—	1,877
Other	(445)	(499)
Net cash flow provided by financing activities	118,671	1,378

Net increase (decrease) in cash and cash equivalents	67,298	(18,883)
Cash and cash equivalents at beginning of period	6,017	19,677
Cash and cash equivalents at end of period	$73,315	$794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$7,275	$5,027

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$1,026	$26
Temporary cash investments	72,289	5,991
Total cash and cash equivalents	73,315	6,017
Securitization recovery trust account	4,871	1,989
Accounts receivable:
Customer	48,544	48,265
Allowance for doubtful accounts	(3,387)	(3,226)
Associated companies	14,876	6,280
Other	4,982	7,378
Accrued unbilled revenues	23,075	25,453
Total accounts receivable	88,090	84,150
Fuel inventory - at average cost	1,945	1,920
Materials and supplies - at average cost	13,861	13,522
Prepayments and other	15,167	4,846
TOTAL	197,249	112,444

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	82,919	82,605
TOTAL	83,935	83,621

UTILITY PLANT
Electric	1,475,260	1,467,215
Natural gas	313,544	311,432
Construction work in progress	226,714	201,829
TOTAL UTILITY PLANT	2,015,518	1,980,476
Less - accumulated depreciation and amortization	718,461	715,406
UTILITY PLANT - NET	1,297,057	1,265,070

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $46,980 as of March 31, 2020 and $49,542 as of December 31, 2019)	257,496	259,363
Other	16,063	10,720
TOTAL	277,639	274,163

TOTAL ASSETS	$1,855,880	$1,735,298

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$25,000	$25,000
Payable due to associated company	1,838	1,838
Accounts payable:
Associated companies	34,787	43,222
Other	36,811	43,963
Customer deposits	28,631	28,493
Taxes accrued	4,424	4,302
Interest accrued	5,987	6,916
Deferred fuel costs	8,620	4,918
Current portion of unprotected excess accumulated deferred income taxes	5,957	9,470
Other	15,494	15,827
TOTAL CURRENT LIABILITIES	167,549	183,949

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	357,097	354,536
Accumulated deferred investment tax credits	2,110	2,131
Regulatory liability for income taxes - net	49,419	49,090
Asset retirement cost liabilities	3,582	3,522
Accumulated provisions	89,465	88,542
Long-term debt (includes securitization bonds of $52,702 as of March 31, 2020 and $52,641 as of December 31, 2019)	640,821	521,539
Long-term payable due to associated company	12,529	12,529
Other	24,543	21,881
TOTAL NON-CURRENT LIABILITIES	1,179,566	1,053,770

Commitments and Contingencies

EQUITY
Member's equity	508,765	497,579
TOTAL	508,765	497,579

TOTAL LIABILITIES AND EQUITY	$1,855,880	$1,735,298

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2018	$444,950

Net income	9,023
Balance at March 31, 2019	$453,973

Balance at December 31, 2019	$497,579

Net income	11,186
Balance at March 31, 2020	$508,765

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$51	$52	($1)	(2)
Commercial	45	46	(1)	(2)
Industrial	7	7	—	—
Governmental	16	16	—	—
Total billed retail	119	121	(2)	(2)
Sales for resale:
Non-associated companies	10	10	—	—
Other	(6)	—	(6)	—
Total	$123	$131	($8)	(6)

Billed Electric Energy Sales (GWh):
Residential	501	511	(10)	(2)
Commercial	496	492	4	1
Industrial	102	97	5	5
Governmental	184	181	3	2
Total retail	1,283	1,281	2	—
Sales for resale:
Non-associated companies	601	528	73	14
Total	1,884	1,809	75	4

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Results of Operations

Net Income

Net income increased $11.4 million primarily due to higher retail electric price, higher volume/weather, higher other income, and a lower effective income tax rate, after excluding the effect of the return of unprotected excess accumulated deferred income taxes which is offset in operating revenues, partially offset by higher depreciation and amortization expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2020 to the first quarter 2019:

Amount
(In Millions)
2019 operating revenues	$340.5
Fuel, rider, and other revenues that do not significantly affect net income	(28.7)
Volume/weather	5.4
Retail electric price	5.5
Return of unprotected excess accumulated deferred income taxes to customers	16.6
2020 operating revenues	$339.3

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in usage during the unbilled sales period, partially offset by the effect of less favorable weather on billed residential sales.

The retail electric price variance is primarily due to an increase in the transmission cost recovery factor rider effective January 2020, as approved by the PUCT. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the transmission cost recovery factor rider filing.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018. In 2020, $5.7 million was returned to customers as compared to $22.3 million in 2019. There is no effect on net income as the reduction in operating revenues is offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Although the effect in the first quarter 2020 was minimal, Entergy Texas expects a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Other Income Statement Variances

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Montgomery County Power Station project.

Income Taxes

The effective income tax rate was (14.8%) for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, permanent differences related to income tax deductions for stock-based compensation, book and tax differences related to the allowance for equity funds used during construction, and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2019, 2018, and 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$12,929	$56

Cash flow provided by (used in):
Operating activities	37,114	42,651
Investing activities	(232,650)	(163,922)
Financing activities	342,320	143,444
Net increase in cash and cash equivalents	146,784	22,173

Cash and cash equivalents at end of period	$159,713	$22,229

Operating Activities

Net cash flow provided by operating activities decreased $5.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the timing of collection of receivables from customers. The decrease was partially offset by a decrease in the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements in the Form 10-K and Note 10 to the financial statements herein for a discussion of the effects and the regulatory activity regarding the Tax Cuts and Jobs Act.

Investing Activities

Net cash flow used in investing activities increased $68.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to:

•
an increase of $26.2 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Texas’s distribution system, including increased spending on advanced metering infrastructure;

•	an increase of $25.4 million in construction expenditures related to the Port Arthur project and Montgomery County Power Station project; and

•	money pool activity.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $17.9 million for the three months ended March 31, 2020 compared to increasing $3.6 million for the three months ended March 31, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow provided by financing activities increased $198.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to:

•	a capital contribution of $175 million received from Entergy Corporation in March 2020 in anticipation of upcoming expenditures, including Montgomery County Power Station;

•	the repayment, at maturity, of $500 million of 7.125% Series mortgage bonds in February 2019;

•	the issuance of $175 million of 3.55% Series mortgage bonds in 2020; and

•	money pool activity.

The increase was partially offset by the issuance of $300 million of 4.0% Series first mortgage bonds and $400 million of 4.5% Series first mortgage bonds in January 2019. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased by $22.4 million for the three months ended March 31, 2019.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Texas is primarily due to the $175 million capital contribution from received in 2020.

	March 31, 2020	December 31, 2019
Debt to capital	50.7%	51.7%
Effect of excluding the securitization bonds	(2.3%)	(2.8%)
Debt to capital, excluding securitization bonds (a)	48.4%	48.9%
Effect of subtracting cash	(2.1%)	(0.2%)
Net debt to net capital, excluding securitization bonds (a)	46.3%	48.7%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of finance lease obligations and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because the securitization bonds are non-recourse to Entergy Texas, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Texas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because net debt indicates Entergy Texas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. Following are updates to information provided in the Form 10-K.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Although the effect in the first quarter 2020 was minimal, Entergy Texas expects negative changes during 2020 to its customer payment patterns and its cash flow activity due to the COVID-19 pandemic. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Despite the effects of the pandemic on financial markets Entergy Texas issued $175 million of long-term mortgage bonds in March 2020. Additional discussion of Entergy Texas’s liquidity and capital resources follows.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
(In Thousands)
$29,092	$11,181	$3,571	($22,389)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in September 2024.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of March 31, 2020, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2020, a $10.4 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Distribution Cost Recovery Factor (DCRF) Rider

In March 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect approximately $23.6 million annually, or $20.4 million in incremental annual DCRF revenue beyond Entergy Texas’s currently effective DCRF rider from Entergy Texas’s retail customers based on its capital invested in distribution between January 1, 2019 and December 31, 2019.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in August 2019, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The new TCRF rider is designed to collect approximately $19.4 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and June 30, 2019. In January 2020 the PUCT issued an order approving an unopposed settlement providing for recovery of the requested revenue requirement. Entergy Texas implemented the amended rider beginning with bills covering usage on and after January 23, 2020.

Fuel and purchased power recovery

In September 2019, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period from April 2016 through March 2019. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimated an under-recovery balance of approximately $25.8 million,

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2019. In March 2020 an intervenor filed testimony proposing that the PUCT disallow: (1) $2 million in replacement power costs associated with generation outages during the reconciliation period; and (2) $24.4 million associated with the operation of the Spindletop natural gas storage facility during the reconciliation period.  In April 2020, Entergy Texas filed rebuttal testimony refuting all points raised by the intervenor.  A hearing on the merits is currently set for May 2020.

COVID-19 Order

In March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of COVID-19. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon.

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

Other Postretirement Benefits
As described in Note 6 to the financial statements herein, in March 2020, Entergy announced changes to its other postretirement benefits. As a result, Entergy Texas now expects 2020 other postretirement health care and life insurance benefit income, including amounts capitalized, of $8.9 million.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
	(In Thousands)
OPERATING REVENUES
Electric	$339,336	$340,474

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	41,346	48,103
Purchased power	119,791	140,868
Other operation and maintenance	58,933	59,626
Taxes other than income taxes	19,272	18,640
Depreciation and amortization	42,566	37,037
Other regulatory charges - net	21,368	19,459
TOTAL	303,276	323,733

OPERATING INCOME	36,060	16,741

OTHER INCOME
Allowance for equity funds used during construction	10,641	5,081
Interest and investment income	429	1,682
Miscellaneous - net	(346)	(363)
TOTAL	10,724	6,400

INTEREST EXPENSE
Interest expense	22,858	22,460
Allowance for borrowed funds used during construction	(4,573)	(2,580)
TOTAL	18,285	19,880

INCOME BEFORE INCOME TAXES	28,499	3,261

Income taxes	(4,208)	(18,081)

NET INCOME	32,707	21,342

Preferred dividend requirements	470	—

EARNINGS APPLICABLE TO COMMON STOCK	$32,237	$21,342

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$32,707	$21,342
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	42,566	37,037
Deferred income taxes, investment tax credits, and non-current taxes accrued	3,921	(10,123)
Changes in assets and liabilities:
Receivables	1,221	65,394
Fuel inventory	(1,127)	(173)
Accounts payable	(35,288)	(57,447)
Taxes accrued	(20,597)	(9,465)
Interest accrued	(7,380)	(4,638)
Deferred fuel costs	8,138	8,331
Other working capital accounts	5,004	(913)
Provisions for estimated losses	5	1,074
Other regulatory assets	34,309	1,358
Other regulatory liabilities	(8,854)	(24,365)
Pension and other postretirement liabilities	(9,086)	(1,120)
Other assets and liabilities	(8,425)	16,359
Net cash flow provided by operating activities	37,114	42,651

INVESTING ACTIVITIES
Construction expenditures	(236,984)	(176,186)
Allowance for equity funds used during construction	10,641	5,111
Changes in money pool receivable - net	(17,911)	(3,571)
Changes in securitization account	11,604	10,724
Net cash flow used in investing activities	(232,650)	(163,922)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	194,631	692,633
Retirement of long-term debt	(26,864)	(525,841)
Capital contribution from parent	175,000	—
Change in money pool payable - net	—	(22,389)
Dividends paid:
Preferred stock	(653)	—
Other	206	(959)
Net cash flow provided by financing activities	342,320	143,444

Net increase in cash and cash equivalents	146,784	22,173
Cash and cash equivalents at beginning of period	12,929	56
Cash and cash equivalents at end of period	$159,713	$22,229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$29,699	$26,002
Income taxes	($2,358)	$—

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$30	$25
Temporary cash investments	159,683	12,904
Total cash and cash equivalents	159,713	12,929
Securitization recovery trust account	26,116	37,720
Accounts receivable:
Customer	64,497	59,365
Allowance for doubtful accounts	(613)	(471)
Associated companies	42,628	24,001
Other	7,177	17,050
Accrued unbilled revenues	52,994	50,048
Total accounts receivable	166,683	149,993
Fuel inventory - at average cost	48,720	47,593
Materials and supplies - at average cost	45,647	46,056
Prepayments and other	15,481	21,012
TOTAL	462,360	315,303

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	384	396
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	20,299	20,077
TOTAL	21,059	20,849

UTILITY PLANT
Electric	5,274,289	5,199,027
Construction work in progress	897,690	760,354
TOTAL UTILITY PLANT	6,171,979	5,959,381
Less - accumulated depreciation and amortization	1,796,382	1,770,852
UTILITY PLANT - NET	4,375,597	4,188,529

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $143,883 as of March 31, 2020 and $160,375 as of December 31, 2019)	478,339	512,648
Other	45,926	33,393
TOTAL	524,265	546,041

TOTAL ASSETS	$5,383,281	$5,070,722

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$44,446	$58,055
Other	156,817	188,460
Customer deposits	39,774	40,232
Taxes accrued	29,111	49,708
Interest accrued	11,612	18,992
Current portion of unprotected excess accumulated deferred income taxes	27,244	26,552
Deferred fuel costs	21,139	13,001
Other	10,223	10,521
TOTAL	340,366	405,521

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	594,102	585,413
Accumulated deferred investment tax credits	10,405	10,559
Regulatory liability for income taxes - net	215,551	225,980
Other regulatory liabilities	42,968	42,085
Asset retirement cost liabilities	7,736	7,631
Accumulated provisions	8,113	8,108
Long-term debt (includes securitization bonds of $178,555 as of March 31, 2020 and $205,349 as of December 31, 2019)	2,091,130	1,922,956
Other	66,266	63,062
TOTAL	3,036,271	2,865,794

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2020 and 2019	49,452	49,452
Paid-in capital	955,182	780,182
Retained earnings	967,010	934,773
Total common shareholder's equity	1,971,644	1,764,407
Preferred stock without sinking fund	35,000	35,000
TOTAL	2,006,644	1,799,407

TOTAL LIABILITIES AND EQUITY	$5,383,281	$5,070,722

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2018	$—	$49,452	$596,994	$775,956	$1,422,402

Net income	—	—	—	21,342	21,342
Balance at March 31, 2019	$—	$49,452	$596,994	$797,298	$1,443,744

Balance at December 31, 2019	$35,000	$49,452	$780,182	$934,773	$1,799,407

Net income	—	—	—	32,707	32,707
Capital contribution from parent	—	—	175,000	—	175,000
Preferred stock dividends	—	—	—	(470)	(470)
Balance at March 31, 2020	$35,000	$49,452	$955,182	$967,010	$2,006,644

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$140	$148	($8)	(5)
Commercial	83	79	4	5
Industrial	90	88	2	2
Governmental	6	5	1	20
Total billed retail	319	320	(1)	—
Sales for resale:
Associated companies	7	14	(7)	(50)
Non-associated companies	1	3	(2)	(67)
Other	12	3	9	300
Total	$339	$340	($1)	—

Billed Electric Energy Sales (GWh):
Residential	1,326	1,360	(34)	(3)
Commercial	1,000	1,046	(46)	(4)
Industrial	1,897	1,831	66	4
Governmental	64	62	2	3
Total retail	4,287	4,299	(12)	—
Sales for resale:
Associated companies	244	402	(158)	(39)
Non-associated companies	85	96	(11)	(11)
Total	4,616	4,797	(181)	(4)

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

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

Results of Operations

Net Income

Net income increased $4.9 million primarily due to provisions against revenue recorded in 2019 in connection with the complaint against System Energy’s return on equity. Also contributing to the increase was an increase in the allowance for equity funds used during construction resulting from spending on Grand Gulf outages and upgrades in 2020. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the return on equity complaint against System Energy.

Income Taxes

The effective income tax rate was 16% for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items, permanent differences related to income tax deductions for stock-based compensation, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

The effective income tax rate was 20.6% for the first quarter 2019. The difference in the effective income tax rate for the first quarter 2019 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes and the provision for uncertain tax positions.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2019, 2018, and 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$68,534	$95,685

Cash flow provided by (used in):
Operating activities	60,442	57,717
Investing activities	(79,532)	70,709
Financing activities	43,002	(65,810)
Net increase in cash and cash equivalents	23,912	62,616

Cash and cash equivalents at end of period	$92,446	$158,301

Operating Activities

Net cash flow provided by operating activities increased by $2.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the timing of payments to vendors, partially offset by an increase in spending of $17.7 million on nuclear refueling outages in 2020 as compared to the same period in 2019.

Investing Activities

System Energy’s investing activities used $79.5 million of cash for the three months ended March 31, 2020 compared to providing $70.7 million of cash for the three months ended March 31, 2019 primarily due to the following activity:

•
a decrease of $77.8 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	money pool activity; and

•	an increase of $35.5 million in nuclear construction expenditures as a result of spending in 2020 on Grand Gulf outage projects and upgrades.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $42.5 million for the three months ended March 31, 2020 compared to decreasing by $81.6 million for the three months ended March 31, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities provided $43 million of cash for the three months ended March 31, 2020 compared to using $65.8 million of cash for the three months ended March 31, 2019 primarily due to the following activity:

•
net borrowings of $56.7 million of long-term borrowings in 2020 compared to net repayments of $19.8 million of long-term borrowings in 2019 on the nuclear fuel company variable interest entity’s credit facility; and

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

•	a decrease of $31.8 million in common stock dividends and distributions in 2020 in order to maintain System Energy’s capital structure.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to an increase in long-term debt outstanding.

	March 31, 2020	December 31, 2019
Debt to capital	45.4%	43.5%
Effect of subtracting cash	(4.1%)	(3.3%)
Net debt to net capital	41.3%	40.2%

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

System Energy’s receivables from the money pool were as follows:

March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
(In Thousands)
$16,819	$59,298	$25,487	$107,122

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in September 2021. As of March 31, 2020, $88.3 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in November 2019, in a proceeding that did not involve Entergy, the FERC issued an order addressing the methodology for determining the return on equity applicable to transmission owners in MISO. Thereafter, the participants in the System Energy proceeding agreed to amend the procedural schedule to allow the participants to file supplemental testimony addressing the order in the MISO transmission owner proceeding (Opinion No. 569).

In February 2020 the LPSC, the MPSC and APSC, and the FERC trial staff filed supplemental testimony addressing Opinion No. 569 and how it would affect the return on equity evaluation for the two complaint periods concerning System Energy. For the first refund period, based on their respective interpretations and applications of the Opinion No. 569 methodology, the LPSC argues for an authorized return on equity for System Energy of 8.44%; the MPSC and APSC argue for an authorized return on equity of 8.41%; and the FERC trial staff argues for an authorized return on equity of 9.22%. For the second refund period and on a prospective basis, based on their respective interpretations and applications of the Opinion No. 569 methodology, the LPSC argues for an authorized return on equity for System Energy of 7.89%; the MPSC and APSC argue that an authorized return on equity of 8.01% may be appropriate; and the FERC trial staff argues for an authorized return on equity of 8.66%.

In April 2020, System Energy filed supplemental answering testimony addressing Opinion No. 569. System Energy argues that the Opinion No. 569 methodology is conceptually and analytically defective for purposes of establishing just and reasonable authorized return on equity determinations and proposes an alternative approach. As its primary recommendation, System Energy continues to support the return on equity determinations in its March 2019 testimony for the first refund period and its June 2019 testimony for the second refund period. Under the Opinion No. 569 methodology, System Energy calculates a “presumptively just and reasonable range” for the authorized return on equity for the first refund period of 8.57% to 9.52%, and for the second refund period of 8.28% to 9.11%. System Energy argues that these ranges are not just and reasonable results. Under its proposed alternative methodology, System Energy calculates an authorized return on equity of 10.26% for the first refund period, which also falls within the presumptively just and reasonable range calculated for the second refund period and prospectively.

The schedule was further revised in March 2020, and rebuttal testimony addressing Opinion No. 569 is due in June 2020; the hearing in the System Energy proceeding will commence in August 2020; and the initial decision will be due in December 2020.

Grand Gulf Sale-leaseback Renewal Complaint

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. In February 2019 the presiding ALJ ruled that the hearing ordered by the FERC includes the issue of whether specific subcategories of accumulated deferred income tax should be included in, or excluded from, System Energy’s formula rate. In March 2019 the LPSC, MPSC, APSC, and City Council filed direct testimony. The LPSC testimony sought refunds that include the renewal lease payments (approximately $17.2 million per year since July 2015), rate base reductions for accumulated deferred income taxes associated with uncertain tax positions, and the cost of capital additions associated with the sale-leaseback interest, as well as interest on those amounts.

In June 2019 System Energy filed answering testimony arguing that the FERC should reject all claims for refunds.  Among other things, System Energy argued that claims for refunds of the costs of lease renewal payments and capital additions should be rejected because those costs were recovered consistent with the Unit Power Sales Agreement formula rate, System Energy was not over or double recovering any costs, and customers will save costs over the initial and renewal terms of the leases.  System Energy argued that claims for refunds associated with liabilities

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

arising from uncertain tax positions should be rejected because the liabilities do not provide cost-free capital, the repayment timing of the liabilities is uncertain, and the outcome of the underlying tax positions is uncertain.  System Energy’s testimony also challenged the refund calculations supplied by the other parties.

In August 2019 the FERC trial staff filed direct and answering testimony seeking refunds for rate base reductions for the liabilities associated with uncertain tax positions. The FERC trial staff also argued that System Energy recovered $32 million more than it should have in depreciation expense for capital additions. In September 2019, System Energy filed cross-answering testimony disputing the FERC trial staff’s arguments for refunds, stating that the FERC trial staff’s position regarding depreciation rates for capital additions is not unreasonable, but explaining that any change in depreciation expense is only one element of a Unit Power Sales Agreement re-billing calculation. Adjustments to depreciation expense in any re-billing under the Unit Power Sales Agreement formula rate will also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed. In October 2019 the LPSC filed rebuttal testimony increasing the amount of refunds sought for the liabilities associated with uncertain tax positions.  The LPSC now seeks approximately $512 million, plus interest, which is approximately $170 million through March 31, 2020.  The FERC trial staff also filed rebuttal testimony in which it seeks refunds of a similar amount as the LPSC for the liabilities associated with uncertain tax positions.  The LPSC testimony also argued that adjustments to depreciation rates should affect rate base on a prospective basis only.

A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through March 31, 2020, is approximately $397 million, plus interest, which is approximately $96 million through March 31, 2020. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $18 million, which includes interest through March 31, 2020.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. System Energy plans to file briefs on exceptions to the FERC, re-urging its positions and requesting the reversal of many of the findings in the ALJ’s initial decision, including the lease renewal and uncertain tax position issues. The ALJ in the initial decision acknowledges that these are issues of first impression before the FERC. Briefs on exceptions from all parties are scheduled for June 2020, and briefs opposing exceptions are scheduled for September 2020. The FERC will then review the case and issue an order on the proceeding, and the FERC may accept, reject, or modify the ALJ’s initial decision in whole or in part. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

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

Other Postretirement Benefits
As described in Note 6 to the financial statements herein, in March 2020, Entergy announced changes to its other postretirement benefits. As a result, System Energy now expects 2020 other postretirement health care and life insurance benefit income, including amounts capitalized, of $1.5 million.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
	(In Thousands)
OPERATING REVENUES
Electric	$130,664	$140,104

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	13,143	21,561
Nuclear refueling outage expenses	8,272	8,186
Other operation and maintenance	40,471	45,282
Decommissioning	9,157	8,799
Taxes other than income taxes	7,973	7,539
Depreciation and amortization	26,899	26,574
Other regulatory credits - net	(10,560)	(9,205)
TOTAL	95,355	108,736

OPERATING INCOME	35,309	31,368

OTHER INCOME
Allowance for equity funds used during construction	3,584	1,589
Interest and investment income	5,338	6,991
Miscellaneous - net	(2,460)	(1,228)
TOTAL	6,462	7,352

INTEREST EXPENSE
Interest expense	8,540	9,397
Allowance for borrowed funds used during construction	(711)	(389)
TOTAL	7,829	9,008

INCOME BEFORE INCOME TAXES	33,942	29,712

Income taxes	5,429	6,134

NET INCOME	$28,513	$23,578

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$28,513	$23,578
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	47,041	53,731
Deferred income taxes, investment tax credits, and non-current taxes accrued	(5,764)	4,975
Changes in assets and liabilities:
Receivables	22,292	(7,613)
Accounts payable	15,049	(5,182)
Prepaid taxes and taxes accrued	(3,590)	(13,575)
Interest accrued	(201)	(3,150)
Other working capital accounts	(30,385)	3,635
Other regulatory assets	(3,893)	(3,730)
Other regulatory liabilities	(135,561)	70,486
Pension and other postretirement liabilities	(2,587)	319
Other assets and liabilities	129,528	(65,757)
Net cash flow provided by operating activities	60,442	57,717

INVESTING ACTIVITIES
Construction expenditures	(60,551)	(25,557)
Allowance for equity funds used during construction	3,584	1,589
Nuclear fuel purchases	(69,022)	(3)
Proceeds from the sale of nuclear fuel	9,503	18,280
Proceeds from nuclear decommissioning trust fund sales	132,661	56,988
Investment in nuclear decommissioning trust funds	(138,186)	(62,223)
Changes in money pool receivable - net	42,479	81,635
Net cash flow provided by (used in) investing activities	(79,532)	70,709

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	243,559	529,493
Retirement of long-term debt	(186,904)	(549,803)
Common stock dividends and distributions	(13,653)	(45,500)
Net cash flow provided by (used in) financing activities	43,002	(65,810)

Net increase in cash and cash equivalents	23,912	62,616
Cash and cash equivalents at beginning of period	68,534	95,685
Cash and cash equivalents at end of period	$92,446	$158,301

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$8,598	$12,461

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$124	$93
Temporary cash investments	92,322	68,441
Total cash and cash equivalents	92,446	68,534
Accounts receivable:
Associated companies	54,693	121,972
Other	10,055	7,547
Total accounts receivable	64,748	129,519
Materials and supplies - at average cost	111,251	108,766
Deferred nuclear refueling outage costs	41,878	14,493
Prepayments and other	6,562	6,045
TOTAL	316,885	327,357

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	928,434	1,054,098
TOTAL	928,434	1,054,098

UTILITY PLANT
Electric	5,095,622	5,070,859
Construction work in progress	227,519	164,996
Nuclear fuel	197,955	149,574
TOTAL UTILITY PLANT	5,521,096	5,385,429
Less - accumulated depreciation and amortization	3,308,560	3,285,487
UTILITY PLANT - NET	2,212,536	2,099,942

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	493,976	490,083
Accumulated deferred income tax	—	8,023
Other	3,170	3,192
TOTAL	497,146	501,298

TOTAL ASSETS	$3,955,001	$3,982,695

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$12	$10
Accounts payable:
Associated companies	9,683	14,619
Other	112,284	64,144
Taxes accrued	10,242	13,832
Interest accrued	11,792	11,993
Other	3,383	3,381
TOTAL	147,396	107,979

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	812,055	821,963
Accumulated deferred investment tax credits	39,862	40,181
Regulatory liability for income taxes - net	139,529	142,845
Other regulatory liabilities	401,170	533,415
Decommissioning	940,886	931,729
Pension and other postretirement liabilities	107,229	109,816
Long-term debt	604,913	548,097
Other	35,033	34,602
TOTAL	3,080,677	3,162,648

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2020 and 2019	601,850	601,850
Retained earnings	125,078	110,218
TOTAL	726,928	712,068

TOTAL LIABILITIES AND EQUITY	$3,955,001	$3,982,695

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2018	$601,850	$135,348	$737,198

Net income	—	23,578	23,578
Common stock dividends and distributions	—	(45,500)	(45,500)
Balance at March 31, 2019	$601,850	$113,426	$715,276

Balance at December 31, 2019	$601,850	$110,218	$712,068

Net income	—	28,513	28,513
Common stock dividends and distributions	—	(13,653)	(13,653)
Balance at March 31, 2020	$601,850	$125,078	$726,928

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

Item 1A.  Risk Factors

See the risk factors discussed in “Part I, Item 1A. Risk Factors” in the Form 10-K, which could materially affect Entergy’s and its Registrant Subsidiaries’ business, financial condition, or future results. The information set forth in this report, including the risk factor presented below, updates and should be read in conjunction with the risk factors and information disclosed in the Form 10-K. In addition, because Entergy cannot predict the ultimate impacts of COVID-19, the actual impacts may also exacerbate other risks discussed in “Item 1A. Risk Factors” in the Form 10-K, any of which could have a material effect on Entergy and its Registrant Subsidiaries. The situation remains fluid and while Entergy and its Utility operating companies have not incurred significant disruptions thus far from the COVID-19 global pandemic, the likelihood of an adverse impact could increase the longer the global pandemic persists.

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The impacts of the COVID-19 outbreak and responsive measures taken on Entergy’s and its Utility operating companies’ business, results of operations, and financial condition are highly uncertain and cannot be predicted.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout most countries in the world, including the United States.  Public health officials in the United States have both recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily-populated areas, mandated closure of non-essential business, and shelter-in-place orders or similar measures, including throughout Entergy’s service areas. It is unclear how long these mitigation measures will remain in place, whether they will be reinstated in the future, and how they will impact the general economy, Entergy’s customers, and its operations.

Entergy and its Utility operating companies expect to experience a decline in commercial and industrial sales, the extent and duration of which management cannot predict.  The Utility operating companies have temporarily suspended disconnecting customers for non-payment of bills and while they are working with regulators to ensure ultimate recovery for those and other COVID-19 related costs, such recovery cannot be guaranteed.  Entergy and its Registrant Subsidiaries also could experience, among other challenges, supply chain, vendor, and contractor disruptions, delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged outages, delays in regulatory proceedings, workforce availability, health or safety issues, increased cybersecurity risks as a result of many employees telecommuting, increased late or uncollectible customer payments, volatility in the credit or capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available credit facilities), or other adverse impacts on their ability to execute on business strategies and initiatives.
A sustained or further economic decline could adversely impact Entergy’s and the Utility operating companies’ liquidity and cash flows, including through declining sales, reduced revenues, delays in receipts of customer payments, or increased bad debt expense. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or adversely impacts Entergy’s credit metrics or ratings, such developments could adversely affect its ability to access capital on favorable terms and continue to meet its liquidity needs, or cause a decrease in the value of its defined benefit pension trust funds, as well as its nuclear decommissioning trust funds, all of which are highly uncertain and cannot be predicted.

The situation continues to rapidly evolve, and Entergy cannot predict the extent or duration of the outbreak, governmental responsive measures, or the extent of the effects or ultimate impacts on the global, national or local economy, the capital markets, or its customers, suppliers, operations, financial condition, results of operations, or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

1/01/2020-1/31/2020	—	$—	—	$350,052,918
2/01/2020-2/29/2020	—	$—	—	$350,052,918
3/01/2020-3/31/2020	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2020, Entergy withheld 151,159 shares of its common stock at $126.31 per share, 79,153 shares of its common stock at $129.55 per share, 41,167 shares of its common stock at $131.52 per share, 2,269 shares of its common stock at $124.28 per share, 1,331 shares of its common stock at $123.74 per share, 1,088 shares of its common stock at $102.93 per share, 441 shares of its common stock at $132.19 per share, 71 shares of its common stock at $86.51 per share, 31 shares of its common stock at $115.90 per share, and 19 shares of its common stock at $86.74 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

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

Nuclear Waste Policy Act of 1982

Nuclear Plant Decommissioning

In March 2020 filings with the NRC were made reporting on decommissioning funding for all of Entergy subsidiaries’ nuclear plants.  Those reports showed that decommissioning funding for each of the nuclear plants met the NRC’s financial assurance requirements.

Environmental Regulation

Following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

Regional Haze

As discussed in the Form 10-K, in Louisiana, Entergy has worked with the Louisiana Department of Environmental Quality (LDEQ) and the EPA to revise the Louisiana state implementation plan (SIP) for regional haze, which had been disapproved in part in 2012. The LDEQ submitted a revised SIP in February 2017. In May 2017 the EPA proposed to approve a majority of the revisions. In September 2017 the EPA issued a proposed SIP approval for the Nelson plant, requiring an emission limitation consistent with the use of low-sulfur coal, with a compliance date of January 22, 2021. The EPA issued final approval in December 2017. The EPA approval was appealed to the U.S. Court of Appeals for the Fifth Circuit. In October 2019 the Fifth Circuit affirmed EPA’s SIP approval. A petition for rehearing filed by plaintiffs was denied by the Fifth Circuit. Plaintiffs did not petition for further review by the Supreme Court.

The second planning period (2018-2028) for the regional haze program requires states to examine sources for impacts on visibility and to prepare SIPs by 2021. Entergy has received information collection requests from Arkansas and Louisiana requesting an evaluation of technical and economic feasibility of various NOx and SO2 control technologies for Independence, Nelson 6, and Ninemile. Responses are due the second and third quarters of 2020.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

In July 2019 the EPA released the Affordable Clean Energy Rule (ACE), which applies only to existing coal-fired electric generating units. The ACE determines that heat rate improvements are the best system of emission reductions and lists six candidate technologies for consideration by states at each coal unit. The rule and associated rulemakings by the EPA replace the Obama administration’s Clean Power Plan rule. The ACE rule provides states discretion in determining how the best system for emission reductions applies to individual units, including through the consideration of technical feasibility and the remaining useful life of the facility. Arkansas and Louisiana have issued information collection requests to Entergy facilities to help the states collect the information needed to determine the best system of emission reductions for each facility. Entergy will respond as required and will continue to monitor litigation challenging the rule. The EPA also has proposed a revision to the new source performance standard on greenhouse gas emissions that primarily impacts new coal units and, therefore, should not impact Entergy.

Item 6.  Exhibits

4(a) -	Ninety-second Supplemental Indenture, dated as of March 1, 2020, to Entergy Louisiana Mortgage and Deed of Trust, dated as of April 1, 1944 (4.53 to Form 8-K filed March 6, 2020 in 1-32718).

4(b) -	Ninety-second Supplemental Indenture, dated as of March 1, 2020, to Entergy Louisiana Indenture of Mortgage, dated September 1, 1926 (4.52 to Form 8-K filed March 6, 2020 in 1-32718).

4(c) -	Twelfth Supplemental Indenture, dated as of March 1, 2020, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4.51 to Form 8-K filed March 6, 2020 in 1-32718).

4(d) -	Officer’s Certificate No. 16-B-11, dated March 3, 2020, supplemental to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4.50 to Form 8-K filed March 6, 2020 in 1-32718).

4(e) -	Twenty-third Supplemental Indenture, dated as of March 1, 2020, to Entergy New Orleans Mortgage and Deed of Trust, dated as of May 1, 1987 (4(a) to Form 8-K filed March 26, 2020 in 1-35747).

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

**32(a) -	Section 1350 Certification for Entergy Corporation.

**32(b) -	Section 1350 Certification for Entergy Corporation.

**32(c) -	Section 1350 Certification for Entergy Arkansas.

**32(d) -	Section 1350 Certification for Entergy Arkansas.

**32(e) -	Section 1350 Certification for Entergy Louisiana.

**32(f) -	Section 1350 Certification for Entergy Louisiana.

**32(g) -	Section 1350 Certification for Entergy Mississippi.

**32(h) -	Section 1350 Certification for Entergy Mississippi.

**32(i) -	Section 1350 Certification for Entergy New Orleans.

**32(j) -	Section 1350 Certification for Entergy New Orleans.

**32(k) -	Section 1350 Certification for Entergy Texas.

**32(l) -	Section 1350 Certification for Entergy Texas.

**32(m) -	Section 1350 Certification for System Energy.

**32(n) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date:    May 11, 2020