Form 10-Q
period 2020-06-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES, INC; ENTERGY ARKANSAS, LLC; ENTERGY MISSISSIPPI, LLC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, LLC
filed 2020-08-05
CIK 65984, 202584, 7323, 66901, 1348952, 1427437, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at July 31, 2020
Entergy Corporation	($0.01 par value)	200,211,323

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2019 and the Quarterly Report for Form 10-Q for the quarter ended March 31, 2020, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K and in this report, (b) Management’s Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•resolution of pending and future rate cases, formula rate proceedings and related negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs;
•continuing long-term risks and uncertainties associated with the termination of the System Agreement in 2016, including the potential absence of federal authority to resolve certain issues among the Utility operating companies and their retail regulators;
•regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the benefits of continued MISO participation, the effect of current or projected MISO market rules and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, the MISO-wide base rate of return on equity allowed or any MISO-related charges and credits required by the FERC, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;
•changes in utility regulation, including with respect to retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent return on equity criteria, transmission reliability requirements or market power criteria by the FERC or the U.S. Department of Justice;
•changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities and nuclear materials and fuel, including with respect to the planned or actual shutdown and sale of each of the nuclear generating facilities owned or operated by Entergy Wholesale Commodities, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;
•resolution of pending or future applications, and related regulatory proceedings and litigation, for license modifications or other authorizations required of nuclear generating facilities and the effect of public and political opposition on these applications, regulatory proceedings, and litigation;
•the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at Entergy’s nuclear generating facilities;
•increases in costs and capital expenditures that could result from changing regulatory requirements, emerging operating and industry issues, and the commitment of substantial human and capital resources required for the safe and reliable operation and maintenance of Entergy’s nuclear generating facilities;
•Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;

FORWARD-LOOKING INFORMATION (Continued)

•prices for power generated by Entergy’s merchant generating facilities and the ability to hedge, meet credit support requirements for hedges, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants, especially in light of the planned shutdown and sale of each of these nuclear plants;
•the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;
•volatility and changes in markets for electricity, natural gas, uranium, emissions allowances, and other energy-related commodities, and the effect of those changes on Entergy and its customers;
•changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;
•changes in environmental laws and regulations, agency positions or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter and other regulated air emissions, heat and other regulated discharges to water, requirements for waste management and disposal and for the remediation of contaminated sites, wetlands protection and permitting, and changes in costs of compliance with environmental laws and regulations;
•changes in laws and regulations, agency positions, or associated litigation related to protected species and associated critical habitat designations;
•the effects of changes in federal, state, or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, trade/tariff, domestic purchase requirements, or energy policies;
•the effects of full or partial shutdowns of the federal government or delays in obtaining government or regulatory actions or decisions;
•uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal and the level of spent fuel and nuclear waste disposal fees charged by the U.S. government or other providers related to such sites;
•variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes, ice storms, or other weather events and the recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance, as well as any related unplanned outages;
•the risk that an incident at any nuclear generation facility in the U.S. could lead to the assessment of significant retrospective assessments and/or retrospective insurance premiums as a result of Entergy’s participation in a secondary financial protection system, a utility industry mutual insurance company, and industry self-insurance programs;
•effects of climate change, including the potential for increases in extreme weather events and sea levels or coastal land and wetland loss;
•changes in the quality and availability of water supplies and the related regulation of water use and diversion;
•Entergy’s ability to manage its capital projects, including completion of projects timely and within budget and to obtain the anticipated performance or other benefits, and its operation and maintenance costs;
•Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;
•the economic climate, and particularly economic conditions in Entergy’s Utility service area and the northern United States and events and circumstances that could influence economic conditions in those areas, including power prices, and the risk that anticipated load growth may not materialize;
•federal income tax reform, including the Tax Cuts and Jobs Act and its intended and unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;
•changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to capital and Entergy’s ability to refinance existing securities, execute share repurchase programs, and fund investments and acquisitions;
•actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;

FORWARD-LOOKING INFORMATION (Concluded)

•changes in inflation and interest rates;
•the effects of litigation and government investigations or proceedings;
•changes in technology, including (i) Entergy’s ability to implement new or emerging technologies, (ii) the impact of changes relating to new, developing, or alternative sources of generation such as distributed energy and energy storage, renewable energy, energy efficiency, demand side management and other measures that reduce load and government policies incentivizing development of the foregoing, and (iii) competition from other companies offering products and services to Entergy’s customers based on new or emerging technologies or alternative sources of generation;
•the effects, including increased security costs, of threatened or actual terrorism, cyber-attacks or data security breaches, natural or man-made electromagnetic pulses that affect transmission or generation infrastructure, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;
•the effects of a global event or pandemic, such as the COVID-19 global pandemic, including economic and societal disruptions; volatility in the capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available bank credit facilities); reduced demand for electricity, particularly from commercial and industrial customers; increased or unrecoverable costs; supply chain, vendor, and contractor disruptions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; impacts to Entergy’s workforce availability, health, or safety; increased cybersecurity risks as a result of many employees telecommuting; increased late or uncollectible customer payments; regulatory delays; executive orders affecting, or increased regulation of, Entergy’s business; changes in credit ratings or outlooks as a result of any of the foregoing; or other adverse impacts on Entergy’s ability to execute on its business strategies and initiatives or, more generally, on Entergy’s results of operations, financial condition, and liquidity;
•Entergy’s ability to attract and retain talented management, directors, and employees with specialized skills;
•Entergy’s ability to attract, retain and manage an appropriately qualified workforce;
•changes in accounting standards and corporate governance;
•declines in the market prices of marketable securities and resulting funding requirements and the effects on benefits costs for Entergy’s defined benefit pension and other postretirement benefit plans;
•future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;
•changes in decommissioning trust fund values or earnings or in the timing of, requirements for, or cost to decommission Entergy’s nuclear plant sites and the implementation of decommissioning of such sites following shutdown;
•the decision to cease merchant power generation at all Entergy Wholesale Commodities nuclear power plants by mid-2022, including the implementation of the planned shutdowns and sales of Indian Point 2, Indian Point 3, and Palisades;
•the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;
•the potential for the factors listed herein to lead to the impairment of long-lived assets; and
•Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to complete strategic transactions that Entergy may undertake.
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

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2019 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in April 2020
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
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

•The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.
•The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of the operation and planned shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants.

See Note 7 to the financial statements herein for financial information regarding Entergy’s business segments.

The COVID-19 Pandemic

The COVID-19 pandemic and the measures to control it have adversely affected economic activity and conditions worldwide and have affected the demand for the products and services of many businesses in Entergy’s service area. Entergy expects a decline in sales volume in 2020 due to the COVID-19 pandemic, especially in the commercial and industrial sectors. In addition, Entergy has experienced negative changes to its customers’ payment patterns and its operating cash flow activity due to the COVID-19 pandemic, and expects them to continue throughout 2020. These negative changes are likely to include an increase in uncollectible accounts in 2020.

Entergy provides critical services to its customers and has implemented its comprehensive incident response plan, which contemplates major events such as storms or pandemics. Entergy’s focus during the pandemic has been on the safety and wellness of its employees; providing safe, reliable service for its customers; analyzing and addressing the financial effects of the COVID-19 pandemic; and continuing its plans for the future. Entergy implemented precautionary measures for safety on and off the job for employees working at plants and in the field and implemented telecommuting practices for employees who can work from home. Entergy temporarily suspended service disconnections for customers and is working with regulators to address routine and non-routine matters and allow continuation of capital spending plans. The Utility operating companies have received accounting orders to defer costs associated with COVID-19. To date, Entergy has not had material effects to its major projects or capital spending plans. Entergy is working with suppliers and contractors for continued availability of resources, equipment, and supplies to keep operations and major projects going forward and on schedule. Entergy is implementing expense-related spending reductions in 2020, which it does not expect to affect safety or service reliability, in order to offset some of the financial effects of the COVID-19 pandemic. Despite the negative effects of the pandemic on financial markets, beginning in March 2020 the Utility operating companies issued a total of $1.235 billion of long-term mortgage bonds, Entergy Corporation issued $1.2 billion of senior notes, and Entergy Arkansas and Entergy Mississippi renewed their short-term credit facilities. In addition to cash on hand, Entergy’s sources of liquidity are outlined in “Capital Structure and Resources” and in Note 4 to the financial statements herein.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Results of Operations

Second Quarter 2020 Compared to Second Quarter 2019

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the second quarter 2020 to the second quarter 2019 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2019 Net Income (Loss) Attributable to Entergy Corporation	$331,190	($25,929)	($68,837)	$236,424

Operating revenues	(163,376)	(90,074)	29	(253,421)
Fuel, fuel-related expenses, and gas purchased for resale	(117,633)	(8,697)	12	(126,318)
Purchased power	(128,599)	(5,289)	(12)	(133,900)
Other regulatory charges (credits)	1,285	—	—	1,285
Other operation and maintenance	(61,489)	(47,410)	3,290	(105,609)
Asset write-offs, impairments, and related charges	—	(9,644)	—	(9,644)
Taxes other than income taxes	1,216	(5,866)	(112)	(4,762)
Depreciation and amortization	52,920	(12,652)	5	40,273
Other income (deductions)	(4,018)	129,959	6,115	132,056
Interest expense	20,764	(2,160)	1,751	20,355
Other expenses	(2,568)	(12,714)	—	(15,282)
Income taxes	52,560	33,757	1,340	87,657
Preferred dividend requirements of subsidiaries	471	—	—	471

2020 Net Income (Loss) Attributable to Entergy Corporation	$344,869	$84,631	($68,967)	$360,533

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Results of operations for the second quarter 2020 include gains of $225 million (pre-tax) on Entergy Wholesale Commodities’ nuclear decommissioning trust fund investments reflecting the equity market rebound from the March 2020 decline associated with the COVID-19 pandemic. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the second quarter 2020 to the second quarter 2019:

Amount
(In Millions)
2019 operating revenues	$2,376
Fuel, rider, and other revenues that do not significantly affect net income	(223)
Volume/weather	(54)
Return of unprotected excess accumulated deferred income taxes to customers	47
Retail electric price	67
2020 operating revenues	$2,213

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to decreased commercial and small industrial usage as a result of the COVID-19 pandemic, the effect of less favorable weather on residential sales, and decreased usage during the unbilled sales period, partially offset by an increase in residential usage as a result of the COVID-19 pandemic. The decrease in industrial usage, resulting from the COVID-19 pandemic, is partially offset by increased demand from co-generation customers. Entergy continues to expect a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In second quarter 2020, $13 million was returned to customers through reductions in operating revenues as compared to $60 million in second quarter 2019. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to:

•interim increases in Entergy Louisiana’s formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for the J. Wayne Leonard Power Station (formerly St. Charles Power Station) and effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station, each as approved by the LPSC;
•increases in Entergy Mississippi’s formula rate plan rates effective with the first billing cycles of July 2019 and April 2020 and an interim capacity rate adjustment to the formula rate plan to recover non-fuel related costs of acquiring and operating the Choctaw Generating Station, each as approved by the MPSC;
•an increase in Entergy Arkansas’s formula rate plan rates effective with the first billing cycle of January 2020, as approved by the APSC; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•an increase in Entergy Texas’s transmission cost recovery factor rider in January 2020, as approved by the PUCT.

The increase was partially offset by the effects of Entergy New Orleans’s rate reduction implemented with April 2020 bills that was effective August 2019 in accordance with the City Council resolution and related agreement in principle reached in the 2018 base rate case.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $290 million for the second quarter 2019 to $200 million for the second quarter 2020 primarily due to the shutdown of Indian Point 2 in April 2020 and the shutdown of Pilgrim in May 2019.

Following are key performance measures for Entergy Wholesale Commodities for the second quarters 2020 and 2019:

	2020	2019
Owned capacity (MW) (a)	2,246	3,274
GWh billed	4,958	7,258

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	96%	92%
GWh billed	4,580	6,703
Average energy price ($/MWh)	$35.48	$32.17
Average capacity price ($/kW-month)	$2.33	$5.24
Refueling outage days:
Indian Point 3	—	8

(a)The reduction in owned capacity is due to the shutdown of the 1,028 MW Indian Point 2 plant in April 2020.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $651 million for the second quarter 2019 to $589 million for the second quarter 2020 primarily due to:

•a decrease of $25 million in non-nuclear generation expenses due to a lower scope of work performed during plant outages in 2020 as compared to 2019, including a delay in planned outages in 2020 as a result of the COVID-19 pandemic;
•a decrease of $22 million in nuclear generation expenses primarily due to a lower scope of work performed in 2020 as compared to 2019 and lower nuclear labor costs, including contract labor;
•a decrease of $12 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services; and
•the effects of recording in second quarter 2020 final judgments to resolve claims in the Waterford 3 damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $8 million of spent nuclear fuel storage costs previously recorded as

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
other operation and maintenance expense. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station), the Lake Charles Power Station, and the Choctaw Generating Station, and new depreciation rates at Entergy Mississippi, as approved by the MPSC.

Interest expense increased primarily due to the issuances by Entergy Louisiana of $350 million of 2.90% Series mortgage bonds and $300 million of 4.20% Series mortgage bonds, each in March 2020, and the issuance by Entergy Texas of $175 million of 3.55% Series mortgage bonds in March 2020.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $188 million for the second quarter 2019 to $140 million for the second quarter 2020 primarily due to a decrease of $43 million resulting from the absence of expenses from the Pilgrim plant after it was shut down in May 2019 and the Indian Point 2 plant after it was shut down in April 2020.

Asset write-offs, impairments, and related charges for the second quarter 2020 include impairment charges of $7 million ($5 million net-of-tax) as a result of expenditures for capital assets. Asset write-offs, impairments, and related charges for the second quarter 2019 include impairment charges of $16 million ($13 million net-of-tax) as a result of nuclear refueling outage spending and expenditures for capital assets, partially offset by the gain on the sale of the Pilgrim switchyard. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet. See Note 14 to the financial statements in the Form 10-K for a discussion of impairment of long-lived assets.

Other income increased primarily due to higher gains on decommissioning trust fund investments. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments.

Other expenses decreased primarily due to the absence of decommissioning expense from the Pilgrim plant, after it was sold in August 2019. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant.

Income Taxes

The effective income tax rate was 19.6% for the second quarter 2020. The difference in the effective income tax rate for the second quarter 2020 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the six months ended June 30, 2020 to the six months ended June 30, 2019 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2019 Net Income (Loss) Attributable to Entergy Corporation	$561,775	$70,603	($141,417)	$490,961

Operating revenues	(244,729)	(191,136)	40	(435,825)
Fuel, fuel-related expenses, and gas purchased for resale	(193,596)	(13,661)	12	(207,245)
Purchased power	(246,410)	(10,371)	(12)	(256,793)
Other regulatory charges (credits)	10,553	—	—	10,553
Other operation and maintenance	(81,139)	(105,058)	(379)	(186,576)
Asset write-offs, impairments, and related charges	—	(78,527)	—	(78,527)
Taxes other than income taxes	5,683	1,476	(202)	6,957
Depreciation and amortization	98,404	(15,778)	82	82,708
Other income (deductions)	(11,986)	(222,284)	7,106	(227,164)
Interest expense	32,749	(5,907)	114	26,956
Other expenses	2,015	(25,955)	—	(23,940)
Income taxes	11,175	(62,691)	25,208	(26,308)
Preferred dividend requirements of subsidiaries	941	(1)	—	940

2020 Net Income (Loss) Attributable to Entergy Corporation	$664,685	($26,344)	($159,094)	$479,247

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2020 to the six months ended June 30, 2019:

Amount
(In Millions)
2019 operating revenues	$4,552
Fuel, rider, and other revenues that do not significantly affect net income	(387)
Volume/weather	(64)
Return of unprotected excess accumulated deferred income taxes to customers	81
Retail electric price	126
2020 operating revenues	$4,308

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to decreased commercial usage as a result of the COVID-19 pandemic and the effect of less favorable weather on residential sales, partially offset by an increase in residential usage as a result of the COVID-19 pandemic. Entergy continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In the six months ended June 30, 2020, $40 million was returned to customers through reductions in operating revenues as compared to $121 million in the six months ended June 30, 2019. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to:

•interim increases in Entergy Louisiana’s formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for the J. Wayne Leonard Power Station (formerly St. Charles Power Station) and effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station, each as approved by the LPSC;
•increases in Entergy Mississippi’s formula rate plan rates effective with the first billing cycles of July 2019 and April 2020 and an interim capacity rate adjustment to the formula rate plan to recover non-fuel related costs of acquiring and operating the Choctaw Generating Station, each as approved by the MPSC;
•an increase in Entergy Arkansas’s formula rate plan rates effective with the first billing cycle of January 2020, as approved by the APSC; and
•an increase in Entergy Texas’s transmission cost recovery factor rider in January 2020, as approved by the PUCT.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by the effects of Entergy New Orleans’s rate reduction implemented with April 2020 bills that was effective August 2019 in accordance with the City Council resolution and related agreement in principle reached in the 2018 base rate case.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $723 million for the six months ended June 30, 2019 to $532 million for the six months ended June 30, 2020 primarily due to the shutdown of Pilgrim in May 2019, the shutdown of Indian Point 2 in April 2020, and lower realized wholesale energy and capacity prices. The decrease was partially offset by higher volume in the remaining Entergy Wholesale Commodities nuclear fleet resulting from fewer outage days in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Following are key performance measures for Entergy Wholesale Commodities for the six months ended June 30, 2020 and 2019:

	2020	2019
Owned capacity (MW) (a)	2,246	3,274
GWh billed	11,714	14,461

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	98%	89%
GWh billed	10,839	13,392
Average energy price ($/MWh)	$42.37	$42.50
Average capacity price ($/kW-month)	$1.58	$4.96
Refueling outage days:
Indian Point 3	—	29

(a)The reduction in owned capacity is due to the shutdown of the 1,028 MW Indian Point 2 plant in April 2020.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $1,236 million for the six months ended June 30, 2019 to $1,155 million for the six months ended June 30, 2020 primarily due to:

•a decrease of $40 million in non-nuclear generation expenses due to a lower scope of work performed during plant outages in 2020 as compared to 2019, including a delay in planned outages in 2020 as a result of the COVID-19 pandemic;
•a decrease of $34 million in nuclear generation expenses primarily due to a lower scope of work performed in 2020 as compared to 2019 and lower nuclear labor costs, including contract labor;
•higher nuclear insurance refunds of $18 million;
•a decrease of $13 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
•the effects of recording in second quarter 2020 final judgments to resolve claims in the Waterford 3 damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $8 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation.

The decrease was partially offset by an increase of $14 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities and an increase in employee health benefits costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station), the Lake Charles Power Station, and the Choctaw Generating Station, and new depreciation rates at Entergy Mississippi, as approved by the MPSC.

Interest expense increased primarily due to:

•the issuances by Entergy Texas of $300 million in September 2019 and $175 million in March 2020 of 3.55% Series mortgage bonds;
•the issuances by Entergy Louisiana of $300 million of 4.20% Series mortgage bonds and $350 million of 2.90% Series mortgage bonds, each in March 2020, and $525 million of 4.20% Series mortgage bonds in March 2019; and
•the issuance by Entergy Arkansas of $350 million of 4.20% Series mortgage bonds in March 2019.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $376 million for the six months ended June 30, 2019 to $271 million for the six months ended June 30, 2020 primarily due to:

•a decrease of $85 million resulting from the absence of expenses from the Pilgrim plant after it was shut down in May 2019 and the Indian Point 2 plant after it was shut down in April 2020; and
•a decrease of $20 million in severance and retention expenses. Severance and retention expenses were incurred in 2020 and 2019 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses resulting from management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet.

Asset write-offs, impairments, and related charges for the six months ended June 30, 2020 include impairment charges of $12 million ($9 million net-of-tax) as a result of expenditures for capital assets. Asset write-offs, impairments, and related charges for the six months ended June 30, 2019 include impairment charges of $90 million ($71 million net-of-tax) as a result of nuclear refueling outage spending and expenditures for capital assets. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Commodities merchant nuclear fleet. See Note 14 to the financial statements in the Form 10-K for a discussion of impairment of long-lived assets.

Other income decreased primarily due to lower gains on decommissioning trust fund investments in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments.

Other expenses decreased primarily due to the absence of decommissioning expense from the Pilgrim plant, after it was sold in August 2019. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant.

Income Taxes

The effective income tax rate was 3.5% for the six months ended June 30, 2020. The difference in the effective income tax rate for the six months ended June 30, 2020 versus the federal statutory rate of 21% was primarily due to the settlement with the IRS on the treatment of funds received in conjunction with the Act 55 financing of Hurricane Isaac storm costs, permanent differences related to income tax deductions for stock-based compensation, amortization of excess accumulated deferred income taxes, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein for discussion of the IRS settlement and the income tax deductions for stock-based compensation. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Shutdown and Sale of Pilgrim

As discussed in the Form 10-K, Pilgrim ceased operations in May 2019. In August 2019 the NRC approved the transfer of Pilgrim’s facility licenses to Holtec International. At that time, hearing requests filed by the Commonwealth of Massachusetts and Pilgrim Watch challenging Holtec’s financial qualifications and the sufficiency of the NRC’s review of the associated environmental impacts of the license transfer were pending with the NRC Commissioners. The NRC approval order included a condition acknowledging the NRC’s longstanding authority to modify, condition, or rescind the license transfer order as a result of any hearing that may be conducted. On August 26, 2019, as permitted by the August 22 order, Entergy and Holtec closed the transaction. On September 25, 2019, Massachusetts filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit, asking the court to vacate the NRC’s August 22 license transfer approval order and related approvals. On November 22, 2019, Entergy and Holtec filed a motion to dismiss Massachusetts’s petition; the NRC also filed a motion to dismiss on the same date. On January 22, 2020, Massachusetts filed a second petition with the D.C. Circuit asking the court to review the NRC’s December 17 order denying its stay motion. On June 16, 2020, Holtec and Massachusetts reached a settlement to resolve issues related to the Pilgrim transaction. Pursuant to the settlement agreement, Massachusetts withdrew its hearing request pending before the NRC and withdrew both of its petitions for review before the D.C. Circuit, thereby terminating Massachusetts’s pending legal challenges to the Pilgrim transfer.

Planned Shutdown and Sale of Indian Point 2 and Indian Point 3

As discussed in the Form 10-K, in April 2019, Entergy entered into an agreement to sell, directly or indirectly, 100% of the equity interests in the subsidiaries that own Indian Point 1, Indian Point 2, and Indian Point 3, after Indian Point 3 has been shut down and defueled, to a Holtec subsidiary for decommissioning. The sale will include the transfer of the licenses, spent fuel, decommissioning liabilities, and nuclear decommissioning trusts for the three units. Subject to the conditions discussed in the Form 10-K, the transaction is targeted to close in May 2021, following the defueling of Indian Point 3. As consideration for the transfer to Holtec of its interest in Indian Point, Entergy will receive nominal cash consideration. The terms of the transaction do not require a minimum level of funding in the nuclear decommissioning trusts as a condition to closing. The Indian Point transaction is expected to result in a loss based on the difference between Entergy’s adjusted net investment in the subsidiaries at closing and the sale price net of any agreed adjustments. As of June 30, 2020, Entergy’s adjusted net investment in the Indian Point units was $175 million. The primary variables in the ultimate loss that Entergy will incur are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing. Indian Point 2 ceased operations on April 30, 2020.

Planned Shutdown and Sale of Palisades

As discussed in the Form 10-K, in July 2018, Entergy entered into a purchase and sale agreement to sell 100% of the equity interests in Entergy Nuclear Palisades, LLC, the owner of Palisades and the Big Rock Point Site, for $1,000 (subject to adjustment for net liabilities and other amounts). The sale of Entergy Nuclear Palisades will include the transfer of the nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. In February 2020 the parties signed an amendment to the purchase and sale agreement to remove the closing condition that the nuclear decommissioning trust fund must have a specified amount and Entergy agreed to contribute $20 million to the nuclear decommissioning trust fund at closing, among other amendments. Subject to the conditions discussed in the Form 10-K, the transaction is expected to close by the end of 2022. As of June 30, 2020, Entergy’s adjusted net investment in Palisades was $55 million. The primary variables in the ultimate loss or gain that Entergy will incur on the transaction are the values of the nuclear decommissioning trust and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business of approximately $70 million in 2020, of which $38 million has been incurred as of June 30, 2020, and a total of approximately $60 million from 2021 through 2022. In addition, Entergy Wholesale Commodities incurred impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets of $7 million for the three months ended June 30, 2020 and $12 million for the six months ended June 30, 2020. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy has experienced negative changes during 2020 to its customer payment patterns and its operating cash flow activity due to the COVID-19 pandemic, and expects them to continue throughout 2020. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Additional discussion of Entergy’s liquidity and capital resources follows.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy as of June 30, 2020 is primarily due to the net issuance of debt in 2020.

	June 30, 2020	December 31, 2019
Debt to capital	66.8%	65.5%
Effect of excluding securitization bonds	(0.2%)	(0.4%)
Debt to capital, excluding securitization bonds (a)	66.6%	65.1%
Effect of subtracting cash	(1.0%)	(0.5%)
Net debt to net capital, excluding securitization bonds (a)	65.6%	64.6%

(a)Calculation excludes the Arkansas, Louisiana, New Orleans, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas, respectively.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2024.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2020 was 2.62% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2020:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$160	$6	$3,334
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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of June 30, 2020, Entergy Corporation had approximately $1,946 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2020 was 2.01%.

Certain of the Utility operating companies have a total of $373 million in storm reserve escrow accounts at June 30, 2020.

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

New Orleans Power Station

As discussed in the Form 10-K, in June 2019, a state court judge in New Orleans affirmed the City Council’s approval of the New Orleans Power Station and dismissed the petition for judicial review of that decision that had been filed in April 2018. The petitioners have filed an appeal of that ruling. Also in June 2019, with regard to the lawsuit challenging the City Council’s decision on the basis of a violation of the open meetings law, the same state court judge in New Orleans ruled that there was a violation of the open meetings law at the February 2018 meeting of the City Council’s Utility Committee at which that Committee considered the New Orleans Power

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Station approval, and further ruled that, although there was no violation of the open meetings law at the March 2018 City Council meeting at which the New Orleans Power Station was approved, both the approval of the Utility Committee and the approval of the City Council were void. The City Council and Entergy New Orleans each filed a suspensive appeal of the open meetings law ruling. A suspensive appeal suspends the effect of the judgment in the open meetings law proceeding while the appeal is being taken. The petitioners sought in the state appellate court, and then at the Louisiana Supreme Court, to terminate the suspension of the effect of the judgment, but both courts declined to do so. Oral argument in both cases was heard in January 2020. In February 2020 the state appellate court reversed the lower court’s ruling that the City Council’s approval of the New Orleans Power Station was void due to a violation of the open meetings law at the City Council’s Utility Committee meeting in February 2018.  The state appellate court ruled that there was no violation of the open meetings law at the City Council meeting in March 2018 and that the lower court erred in voiding the City Council resolution approving the New Orleans Power Station.  In March 2020 the appellees in that proceeding filed a writ application with the Louisiana Supreme Court seeking review of the appellate court’s decision and several New Orleans-based organizations filed an amicus brief in support of the appellees’ writ application. Entergy New Orleans and the City Council each filed an opposition to the writ application in June 2020, and the City Council also filed its own writ application seeking reversal of the appellate court’s holding that there was a violation of the open meetings law at the February 2018 City Council’s Utility Committee meeting. In its writ application the City Council requested that the Louisiana Supreme Court deny the appellees’ writ application, and grant the City Council’s writ application only if the Supreme Court grants the appellees’ writ application. In April 2020 the state appellate court affirmed the district court’s judicial review decision that affirmed the City Council’s approval of the New Orleans Power Station as in the public interest. In June 2020 appellants in that case filed a writ application with the Louisiana Supreme Court seeking review and reversal of that appellate court ruling. In July 2020 the City Council and Entergy New Orleans each filed an opposition to appellants’ writ application in the judicial review case. Commercial operation of the plant commenced in May 2020. In accordance with the City Council resolution issued in the 2018 base rate case proceeding, Entergy New Orleans is deferring the New Orleans Power Station non-fuel costs pending the conclusion of the appellate proceedings.

Sunflower Solar Facility

In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project will be built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  In December 2018, Entergy Mississippi filed a joint petition with Sunflower Solar Project at the MPSC for Sunflower Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi has proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility. In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism. Recovery through the interim capacity rate adjustment requires MPSC approval for each new resource. In August 2019 consultants retained by the Mississippi Public Utilities Staff filed a report expressing concerns regarding the project economics. In March 2020, Entergy Mississippi filed supplemental testimony addressing questions and observations raised by the consultants retained by the Mississippi Public Utilities Staff and proposing an alternative structure for the transaction that would reduce its cost. A hearing before the MPSC was held in March 2020. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar Facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions including: (i) that Entergy Mississippi pursue a partnership structure through which the partnership

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the level of recoverable costs. Closing is targeted to occur by the end of 2021.

Searcy Solar Facility

As discussed in the Form 10-K, in May 2019, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the Searcy Solar Facility was in the public interest. In April 2020 the APSC issued an order approving Entergy Arkansas’s acquisition of the Searcy Solar facility as being in the public interest, but declined to approve Entergy Arkansas’s preferred cost recovery rider mechanism, finding instead, based on the particular facts and circumstances presented, that the formula rate plan rider was a sufficient recovery mechanism for this resource.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its July 2020 meeting, the Board declared a dividend of $0.93 per share, which is the same quarterly dividend per share that Entergy has paid since the third quarter 2019.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
	(In Millions)
Cash and cash equivalents at beginning of period	$426	$481

Cash flow provided by (used in):
Operating activities	1,448	1,053
Investing activities	(2,198)	(2,025)
Financing activities	1,259	1,127
Net increase in cash and cash equivalents	509	155

Cash and cash equivalents at end of period	$935	$636

Operating Activities

Net cash flow provided by operating activities increased $395 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to:

•an increase due to the timing of recovery of fuel and purchased power costs;
•the decrease in the return of unprotected excess accumulated deferred income taxes to Utility customers. See Note 2 to the financial statements in the Form 10-K for a discussion of the regulatory activity regarding the Tax Cuts and Jobs Act;
•a decrease of $74 million in spending on nuclear refueling outages;
•$53 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•a decrease of $40 million in severance and retention payments in 2020 as compared to prior year. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business; and
•an increase of $25 million of nuclear insurance refunds.

The increase was partially offset by:

•an increase of $46 million in pension contributions in 2020 as compared to the same period in 2019. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;
•the timing of collections of receivables from customers, in part due to the COVID-19 pandemic;
•the effect of less favorable weather on billed Utility sales in 2020; and
•an increase of $32 million in incentive-based compensation payments in 2020.

Investing Activities

Net cash flow used in investing activities increased $173 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to:

•an increase of $121 million in construction expenditures in the Utility business, as discussed below;
•an increase of $59 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•an increase of $49 million primarily due to changes in collateral posted to provide credit support to secure its obligations under agreements to sell power produced by Entergy Wholesale Commodities’ power plants; and
•$25 million in plant upgrades for the Choctaw Generating Station in March 2020. See Note 14 to the financial statements in the Form 10-K for further discussion of the Choctaw Generating Station purchase.

The increase was partially offset by:

•$67 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•an increase of $43 million in net receipts from storm reserve escrow accounts.

The increase in construction expenditures in the Utility business is primarily due to an increase of $128 million in storm spending in 2020 and an increase of $97 million largely resulting from investment in the infrastructure of the distribution system, including increased spending on advanced metering infrastructure. The increase was partially offset by a decrease of $118 million in construction expenditures due to higher spending in 2019 on the Lake Charles Power Station and J. Wayne Leonard Power Station (formerly St. Charles Power Station) projects.

Financing Activities

Net cash flow provided by financing activities increased $133 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to:

•long-term debt activity providing approximately $1,608 million of cash in 2020 compared to providing approximately $1,177 million of cash in 2019;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
•net repayments of $1 million of commercial paper in 2020 compared to net repayments of $307 million in 2019; and
•the repurchase in first quarter 2019 of $50 million of Class A mandatorily redeemable preferred membership units in Entergy Holdings Company LLC, a wholly-owned Entergy subsidiary, that were held by a third party.

The increase was partially offset by proceeds of $608 million from the issuance of common stock in May 2019 as a result of the settlement of equity forwards. See Note 7 to the financial statements in the Form 10-K for discussion of the equity forward sale agreements.

For details of Entergy’s commercial paper program and long-term debt, see Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K.

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

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both. In addition to its forward physical power contracts, Entergy Wholesale Commodities may also use a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk. The sensitivities may not reflect the total maximum upside potential from higher market prices. The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation. Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of June 30, 2020 (2020 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	97%	98%	99%
Planned generation (TWh) (c) (d)	7.2	9.6	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of June 30, 2020	$39.7	$54.5	$47.1

Capacity
Percent of capacity sold forward (e):
Bundled capacity and energy contracts (f)	43%	68%	97%
Capacity contracts (g)	38%	—%	—%
Total	81%	68%	97%
Planned net MW in operation (average) (d)	1,852	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$3.6	$—	$—

Total Energy and Capacity Revenues (h)
Expected sold and market total revenue per MWh	$45.2	$54.1	$46.8
Sensitivity: -/+ $10 per MWh market price change	$45.1-$45.3	$53.9-$54.3	$46.7-$47.0

(a)Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty. Positions that are not classified as hedges are netted in the planned generation under contract.
(b)Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to the buyer for any damages. Certain unit-contingent sales include a guarantee of availability. Availability guarantees provide for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold. All of Entergy’s outstanding guarantees of availability provide for dollar limits on Entergy’s maximum liability under such guarantees.
(c)Amount of output expected to be generated by Entergy Wholesale Commodities nuclear resources considering plant operating characteristics and outage schedules.
(d)Assumes the planned shutdown of Indian Point 3 on April 30, 2021 and planned shutdown of Palisades on May 31, 2022. For a discussion regarding the planned shutdown of the Indian Point 3 and Palisades plants, see “Entergy Wholesale Commodities Exit from the Merchant Power Business” above.
(e)Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.
(f)A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.
(g)A contract for the sale of an installed capacity product in a regional market.
(h)Includes assumptions on converting a portion of the portfolio to contracted with fixed price and excludes non-cash revenue from the amortization of the Palisades below-market purchased power agreement, mark-to-market activity, and service revenues.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on June 30, 2020 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $1

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
million for the remainder of 2020. As of June 30, 2019, a positive $10 per MW change would have had a corresponding effect on pre-tax income of $3 million for the remainder of 2019. A negative $10 per MWh change in the annual average energy price in the markets based on June 30, 2020 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($1) million for the remainder of 2020. As of June 30, 2019, a negative $10 per MW change would have had a corresponding effect on pre-tax income of ($3) million for the remainder of 2019.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At June 30, 2020, based on power prices at that time, Entergy had liquidity exposure of $72 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $12 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of June 30, 2020, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements. As of June 30, 2020, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $51 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of June 30, 2020, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies. Following are updates to the discussion in the Form 10-K.

Qualified Pension and Other Postretirement Benefits

As discussed in the Form 10-K, Entergy sponsors qualified, defined benefit pension plans that cover substantially all employees, including cash balance plans and final average pay plans. Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements in the Form 10-K, are affected by numerous factors. Key actuarial assumptions utilized in determining qualified pension and other postretirement health care and life insurance costs include the expected long-term rate of return on plan assets. For 2020, Entergy assumed a long-term rate of return on its qualified pension plan assets of 7.00%. Through June 30, 2020, Entergy experienced a 0.2% negative return on its qualified pension plan assets.
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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

plan assets. The excess is amortized over the average remaining service period of active employees.
Minimum required funding calculations as determined under Pension Protection Act guidance are performed annually as of January 1 of each year and are based on measurements of the assets and funding liabilities as measured at that date, and Entergy’s expected contributions for 2020 are reported in Note 6 to the financial statements herein. Any excess of the funding liability over the calculated fair market value of assets results in a funding shortfall that, under the Pension Protection Act, must be funded over a seven-year rolling period. The Pension Protection Act also imposes certain plan limitations if the funded percentage, which is based on calculated fair market values of assets divided by funding liabilities, does not meet specified thresholds. For funding purposes, asset gains and losses are smoothed in to the calculated fair market value of assets. The funding liability is based upon a weighted average 24-month corporate bond rate published by the U.S. Treasury which is generally subject to a corridor of the 25-year average of prior segment rates. Periodic changes in asset returns and interest rates can affect funding shortfalls and future cash contributions.

As described in Note 6 to the financial statements herein, in March 2020, Entergy announced changes to its other postretirement benefits. As a result, Entergy now expects 2020 other postretirement health care and life insurance benefit income, including amounts capitalized, of $17.2 million.

Taxation and Uncertain Tax Positions

As described more fully in the Form 10-K, management exercises significant judgment in evaluating the potential tax effects of Entergy’s operations, transactions, and other events. Entergy accounts for uncertain tax positions using a recognition model under a two-step approach with a more likely than not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income tax expense and tax positions recorded could be significantly affected by events such as additional transactions contemplated or consummated by Entergy as well as audits by taxing authorities. Included in the current IRS examination of Entergy’s 2015 tax returns is the tax effect of the October 2015 combination of two Entergy utility companies, Entergy Gulf States Louisiana and Entergy Louisiana. Entergy Louisiana maintained a carryover tax basis in the assets received and the tax consequences provided for an increase in tax basis as well. This resulted in recognition in 2015 of a $334 million permanent difference and income tax benefit, net of the uncertain tax position recorded on the transaction. As discussed in Note 3 to the financial statements in the Form 10-K, Entergy expects the IRS to complete its examination of the 2014 and 2015 tax years before the end of 2020, the result of which could affect the amount of the permanent difference and uncertain tax position.

In addition, as discussed in Note 3 to the financial statements in the Form 10-K, in 2015, System Energy adopted a new method of accounting for income tax return purposes in which its nuclear decommissioning costs are treated as production costs of electricity includable in cost of goods sold. The new method resulted in a reduction of taxable income of $1.2 billion for System Energy in 2015. Entergy expects to concede this tax position with the IRS during the third quarter 2020, which will result in an approximate $400 million decrease in federal uncertain tax positions for Entergy and System Energy and a corresponding decrease in federal deferred tax assets for Entergy and an increase in taxes payable for System Energy.

New Accounting Pronouncements

See Note 1 to the financial statements in the Form 10-K for discussion of new accounting pronouncements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,190,557	$2,345,727	$4,241,196	$4,466,751
Natural gas	22,495	30,699	66,471	85,647
Competitive businesses	199,736	289,783	532,300	723,394
TOTAL	2,412,788	2,666,209	4,839,967	5,275,792

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	341,005	467,323	738,408	945,653
Purchased power	211,961	345,861	428,575	685,368
Nuclear refueling outage expenses	44,894	50,962	95,112	101,403
Other operation and maintenance	736,261	841,870	1,438,345	1,624,921
Asset write-offs, impairments, and related charges	6,775	16,419	11,870	90,397
Decommissioning	95,413	104,627	189,097	206,746
Taxes other than income taxes	158,646	163,408	328,940	321,983
Depreciation and amortization	403,769	363,496	803,478	720,770
Other regulatory credits	(25,247)	(26,532)	(32,925)	(43,478)
TOTAL	1,973,477	2,327,434	4,000,900	4,653,763

OPERATING INCOME	439,311	338,775	839,067	622,029

OTHER INCOME
Allowance for equity funds used during construction	28,370	37,169	64,324	75,385
Interest and investment income	284,823	96,218	67,969	324,367
Miscellaneous - net	(93,620)	(45,870)	(70,232)	(110,527)
TOTAL	219,573	87,517	62,061	289,225

INTEREST EXPENSE
Interest expense	216,799	201,112	422,388	402,105
Allowance for borrowed funds used during construction	(12,143)	(16,811)	(27,587)	(34,260)
TOTAL	204,656	184,301	394,801	367,845

INCOME BEFORE INCOME TAXES	454,228	241,991	506,327	543,409

Income taxes	89,115	1,458	17,921	44,229

CONSOLIDATED NET INCOME	365,113	240,533	488,406	499,180

Preferred dividend requirements of subsidiaries	4,580	4,109	9,159	8,219

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$360,533	$236,424	$479,247	$490,961

Earnings per average common share:
Basic	$1.80	$1.22	$2.40	$2.57
Diluted	$1.79	$1.22	$2.39	$2.54

Basic average number of common shares outstanding	200,178,010	193,019,269	199,984,013	191,306,742
Diluted average number of common shares outstanding	200,886,749	194,238,315	200,891,134	193,243,287

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019

	(In Thousands)

Net Income	$365,113	$240,533	$488,406	$499,180

Other comprehensive income
Cash flow hedges net unrealized gain (loss) (net of tax expense (benefit) of ($6,760), $25,242, ($12,537), and $19,890)	(25,406)	94,982	(47,116)	82,556
Pension and other postretirement liabilities (net of tax expense of $4,713, $3,077, $19,789, and $6,326)	17,224	11,496	71,123	23,046
Net unrealized investment gain (net of tax expense of $10,812, $8,096, $19,555, and $16,169)	18,565	14,270	34,309	27,973
Other comprehensive income	10,383	120,748	58,316	133,575

Comprehensive Income	375,496	361,281	546,722	632,755
Preferred dividend requirements of subsidiaries	4,580	4,109	9,159	8,219
Comprehensive Income Attributable to Entergy Corporation	$370,916	$357,172	$537,563	$624,536

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$488,406	$499,180
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,131,212	1,068,807
Deferred income taxes, investment tax credits, and non-current taxes accrued	68,332	225,749
Asset write-offs, impairments, and related charges	11,735	26,684
Changes in working capital:
Receivables	(30,990)	(127,259)
Fuel inventory	(19,897)	(13,346)
Accounts payable	(39,054)	(18,832)
Taxes accrued	44,469	(38,186)
Interest accrued	4,188	(144)
Deferred fuel costs	33,298	31,796
Other working capital accounts	(63,943)	(51,782)
Changes in provisions for estimated losses	(37,968)	4,719
Changes in other regulatory assets	74,610	(135,936)
Changes in other regulatory liabilities	(164,158)	107,882
Changes in pension and other postretirement liabilities	(177,224)	(66,033)
Other	125,291	(460,209)
Net cash flow provided by operating activities	1,448,307	1,053,090

INVESTING ACTIVITIES
Construction/capital expenditures	(2,185,294)	(2,095,520)
Allowance for equity funds used during construction	64,324	75,607
Nuclear fuel purchases	(113,592)	(54,523)
Payment for purchase of assets	(24,633)	—
Proceeds from sale of assets	—	19,801
Insurance proceeds received for property damages	—	7,040
Changes in securitization account	12,525	12,034
Payments to storm reserve escrow account	(1,965)	(4,623)
Receipts from storm reserve escrow account	40,589	—
Decrease in other investments	2,262	51,073
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	67,252	—
Proceeds from nuclear decommissioning trust fund sales	1,249,548	2,487,915
Investment in nuclear decommissioning trust funds	(1,309,209)	(2,523,805)
Net cash flow used in investing activities	(2,198,193)	(2,025,001)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	5,201,010	5,391,547
Treasury stock	41,753	57,797
Common stock	—	607,650
Retirement of long-term debt	(3,592,919)	(4,214,495)
Repurchase of preferred membership units	—	(50,000)
Changes in credit borrowings and commercial paper - net	(508)	(306,877)
Other	(8,448)	(5,106)
Dividends paid:
Common stock	(371,914)	(345,452)
Preferred stock	(9,342)	(8,219)
Net cash flow provided by financing activities	1,259,632	1,126,845

Net increase in cash and cash equivalents	509,746	154,934

Cash and cash equivalents at beginning of period	425,722	480,975

Cash and cash equivalents at end of period	$935,468	$635,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$405,248	$388,566
Income taxes	($10,007)	($6,967)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$55,510	$34,242
Temporary cash investments	879,958	391,480
Total cash and cash equivalents	935,468	425,722
Accounts receivable:
Customer	636,351	595,509
Allowance for doubtful accounts	(43,281)	(7,404)
Other	119,703	219,870
Accrued unbilled revenues	464,647	400,617
Total accounts receivable	1,177,420	1,208,592
Fuel inventory - at average cost	165,373	145,476
Materials and supplies - at average cost	870,935	824,989
Deferred nuclear refueling outage costs	154,779	157,568
Prepayments and other	243,021	283,645
TOTAL	3,546,996	3,045,992

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	6,486,595	6,404,030
Non-utility property - at cost (less accumulated depreciation)	337,849	332,864
Other	462,612	496,452
TOTAL	7,287,056	7,233,346

PROPERTY, PLANT, AND EQUIPMENT
Electric	56,494,877	54,271,467
Natural gas	559,217	547,110
Construction work in progress	2,143,909	2,823,291
Nuclear fuel	636,538	677,181
TOTAL PROPERTY, PLANT, AND EQUIPMENT	59,834,541	58,319,049
Less - accumulated depreciation and amortization	23,527,399	23,136,356
PROPERTY, PLANT, AND EQUIPMENT - NET	36,307,142	35,182,693

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $183,566 as of June 30, 2020 and $239,219 as of December 31, 2019)	5,217,445	5,292,055
Deferred fuel costs	240,157	239,892
Goodwill	377,172	377,172
Accumulated deferred income taxes	76,855	64,461
Other	312,479	288,301
TOTAL	6,224,108	6,261,881

TOTAL ASSETS	$53,365,302	$51,723,912

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,205,015	$795,012
Notes payable and commercial paper	1,946,219	1,946,727
Accounts payable	1,509,355	1,499,861
Customer deposits	408,251	409,171
Taxes accrued	277,924	233,455
Interest accrued	198,317	194,129
Deferred fuel costs	231,250	197,687
Pension and other postretirement liabilities	60,538	66,184
Current portion of unprotected excess accumulated deferred income taxes	62,818	76,457
Other	216,214	201,780
TOTAL	6,115,901	5,620,463

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,538,706	4,401,190
Accumulated deferred investment tax credits	202,981	207,113
Regulatory liability for income taxes-net	1,565,468	1,633,159
Other regulatory liabilities	1,878,177	1,961,005
Decommissioning and asset retirement cost liabilities	6,318,786	6,159,212
Accumulated provisions	496,060	534,028
Pension and other postretirement liabilities	2,626,687	2,798,265
Long-term debt (includes securitization bonds of $231,870 as of June 30, 2020 and $297,981 as of December 31, 2019)	18,278,358	17,078,643
Other	663,780	852,749
TOTAL	36,569,003	35,625,364

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,410	219,410

EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 270,035,180 shares in 2020 and 2019	2,700	2,700
Paid-in capital	6,524,330	6,564,436
Retained earnings	9,364,523	9,257,609
Accumulated other comprehensive loss	(388,604)	(446,920)
Less - treasury stock, at cost (69,824,801 shares in 2020 and 70,886,400 shares in 2019)	5,076,961	5,154,150
Total common shareholders' equity	10,425,988	10,223,675
Subsidiaries' preferred stock without sinking fund	35,000	35,000
TOTAL	10,460,988	10,258,675

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$53,365,302	$51,723,912

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2020
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2019	$35,000	$2,700	($5,154,150)	$6,564,436	$9,257,609	($446,920)	$10,258,675
Implementation of accounting standards	—	—	—	—	(419)	—	(419)
Balance at January 1, 2020	35,000	2,700	(5,154,150)	6,564,436	9,257,190	(446,920)	10,258,256

Consolidated net income (a)	4,580	—	—	—	118,714	—	123,294
Other comprehensive income	—	—	—	—	—	47,933	47,933
Common stock issuances related to stock plans	—	—	73,580	(53,753)	—	—	19,827
Common stock dividends declared	—	—	—	—	(185,763)	—	(185,763)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2020	$35,000	$2,700	($5,080,570)	$6,510,683	$9,190,141	($398,987)	$10,258,967

Consolidated net income (a)	4,580	—	—	—	360,533	—	365,113
Other comprehensive income	—	—	—	—	—	10,383	10,383
Common stock issuances related to stock plans	—	—	3,609	13,647	—	—	17,256
Common stock dividends declared	—	—	—	—	(186,151)	—	(186,151)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2020	$35,000	$2,700	($5,076,961)	$6,524,330	$9,364,523	($388,604)	$10,460,988

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2020 and second quarter 2020 each includes $4.1 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2019
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2018	$—	$2,616	($5,273,719)	$5,951,431	$8,721,150	($557,173)	$8,844,305
Implementation of accounting standards	—	—	—	—	6,806	(6,806)	—
Balance at January 1, 2019	—	2,616	(5,273,719)	5,951,431	8,727,956	(563,979)	8,844,305

Consolidated net income (a)	4,109	—	—	—	254,537	—	258,646
Other comprehensive income	—	—	—	—	—	12,827	12,827
Common stock issuances related to stock plans	—	—	62,537	(31,248)	—	—	31,289
Common stock dividends declared	—	—	—	—	(172,591)	—	(172,591)
Preferred dividend requirements of subsidiaries (a)	(4,109)	—	—	—	—	—	(4,109)
Balance at March 31, 2019	$—	$2,616	($5,211,182)	$5,920,183	$8,809,902	($551,152)	$8,970,367

Consolidated net income (a)	4,109	—	—	—	236,424	—	240,533
Other comprehensive income	—	—	—	—	—	120,748	120,748
Settlement of equity forwards through common stock issuance	—	84	—	607,566	—	—	607,650
Common stock issuance costs	—	—	—	(7)	—	—	(7)
Common stock issuances related to stock plans	—	—	23,391	11,791	—	—	35,182
Common stock dividends declared	—	—	—	—	(172,861)	—	(172,861)
Preferred dividend requirements of subsidiaries (a)	(4,109)	—	—	—	—	—	(4,109)
Balance at June 30, 2019	$—	$2,700	($5,187,791)	$6,539,533	$8,873,465	($430,404)	$9,797,503

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2019 and second quarter 2019 each includes $4.1 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$791	$770	$21	3
Commercial	526	595	(69)	(12)
Industrial	576	642	(66)	(10)
Governmental	47	58	(11)	(19)
Total billed retail	1,940	2,065	(125)	(6)
Sales for resale	53	75	(22)	(29)
Other	198	206	(8)	(4)
Total	$2,191	$2,346	($155)	(7)

Utility billed electric energy sales (GWh):
Residential	7,759	7,652	107	1
Commercial	6,071	6,841	(770)	(11)
Industrial	11,846	11,965	(119)	(1)
Governmental	570	626	(56)	(9)
Total retail	26,246	27,084	(838)	(3)
Sales for resale	3,111	3,170	(59)	(2)
Total	29,357	30,254	(897)	(3)

Entergy Wholesale Commodities:
Operating revenues	$200	$290	($90)	(31)
Billed electric energy sales (GWh)	4,958	7,258	(2,300)	(32)

	Six Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$1,589	$1,573	$16	1
Commercial	1,065	1,149	(84)	(7)
Industrial	1,134	1,243	(109)	(9)
Governmental	100	111	(11)	(10)
Total billed retail	3,888	4,076	(188)	(5)
Sales for resale	106	160	(54)	(34)
Other	247	231	16	7
Total	$4,241	$4,467	($226)	(5)

Utility billed electric energy sales (GWh):
Residential	15,885	16,123	(238)	(1)
Commercial	12,315	13,264	(949)	(7)
Industrial	23,662	23,648	14	—
Governmental	1,165	1,227	(62)	(5)
Total retail	53,027	54,262	(1,235)	(2)
Sales for resale	6,228	6,984	(756)	(11)
Total	59,255	61,246	(1,991)	(3)

Entergy Wholesale Commodities:
Operating revenues	$532	$723	($191)	(26)
Billed electric energy sales (GWh)	11,714	14,461	(2,747)	(19)

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

As discussed in the Form 10-K, in December 2019 the U.S. Court of Federal Claims issued a judgment in the amount of $80 million in favor of Entergy Arkansas to resolve claims in the third round ANO damages case and issued a judgment in the amount of $7 million in favor of Entergy FitzPatrick Properties (formerly Entergy Nuclear FitzPatrick) in the second round FitzPatrick damages case. Payment of both judgments was received from the U.S. Treasury in January 2020.

In April 2020 the U.S. Court of Federal Claims issued a final judgment in the amount of $33 million in favor of Entergy Louisiana against the DOE in the second round Waterford 3 damages case. Entergy Louisiana received payment from the U.S. Treasury in June 2020. The effects of recording the judgment were reductions to plant, nuclear fuel expense, and other operation and maintenance expense. The Waterford 3 damages awarded included $20 million related to costs previously recorded as nuclear fuel expense, $8 million related to costs previously recorded as other operation and maintenance expenses, and $5 million in costs previously capitalized.

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

Regulatory activity regarding the Tax Cuts and Jobs Act

System Energy

In a filing made with the FERC in March 2018, System Energy proposed revisions to the Unit Power Sales Agreement to reflect the effects of the Tax Act. In the filing System Energy proposed to return identified quantities of unprotected excess accumulated deferred income taxes to its customers by the end of 2018. In May 2018 the FERC accepted System Energy’s proposed tax revisions with an effective date of June 1, 2018, subject to refund and the outcome of settlement and hearing procedures.  Settlement discussions were terminated in April 2019, and the hearing was held in March 2020. The retail regulators of the Utility operating companies that are parties to the Unit Power Sales Agreement challenged the treatment and amount of excess accumulated deferred income tax liabilities associated with uncertain tax positions related to nuclear decommissioning. In July 2020 the presiding ALJ in the proceeding issued an initial decision finding that there is an additional $147 million in unprotected excess accumulated deferred income taxes related to System Energy’s uncertain decommissioning tax deduction. The initial decision determined that System Energy should have included the $147 million in its March 2018 filing. System Energy had not included credits related to the effect of the Tax Act on the uncertain decommissioning tax position because it is uncertain whether the IRS will allow the deduction. The initial decision rejected both System Energy’s alternative argument that any crediting should occur over a ten-year period and the retail regulators’ argument that any crediting should occur over a two-year period. Instead, the initial decision concluded that System Energy should credit the additional unprotected excess accumulated deferred income taxes in a single lump sum revenue requirement reduction following a FERC order addressing the initial decision.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The ALJ initial decision is an interim step in the FERC litigation process. System Energy plans to file briefs on exceptions to the FERC, re-urging its positions and requesting the reversal of the ALJ’s initial decision. In addition, Entergy expects to concede System Energy’s nuclear decommissioning tax position with the IRS before the end of 2020, which should eliminate the basis of the ALJ’s initial decision regarding the uncertain tax position. Briefs on exceptions are scheduled for September 2020, and briefs opposing exceptions are scheduled for November 2020. The FERC will then review the case and issue an order in the proceeding, and the FERC may accept, reject, or modify the ALJ’s initial decision in whole or in part. Credits, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

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

Entergy Mississippi

In November 2019, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation included $39.6 million of prior over-recovery flowing back to customers beginning February 2020. Entergy Mississippi’s balance in its deferred fuel account did not decrease as expected after implementation of the new factor. In an effort to assist customers during the COVID-19 pandemic, in May 2020, Entergy Mississippi requested an interim adjustment to the energy cost recovery rider to credit approximately $50 million from the over-recovered balance in the deferred fuel account to customers over four consecutive billing months, June through September 2020. The MPSC approved this interim adjustment in May 2020 effective for June 2020 bills.

Entergy Texas

In September 2019, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period from April 2016 through March 2019. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimated an under-recovery balance of approximately $25.8 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2019. In March 2020 an intervenor filed testimony proposing that the PUCT disallow: (1) $2 million in replacement power costs associated with generation outages during the reconciliation period; and (2) $24.4 million associated with the operation of the Spindletop natural gas storage facility during the reconciliation period.  In April 2020, Entergy Texas filed rebuttal testimony refuting all points raised by the intervenor.  In June 2020 the parties filed a stipulation and settlement agreement, which included a $1.2 million disallowance not associated with any particular issue raised by any party. The settlement is currently pending before the PUCT.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In July 2020, Entergy Texas filed an application with the PUCT to implement an interim fuel refund of $25.5 million, including interest. Entergy Texas proposes that the interim fuel refund be implemented beginning with the first August 2020 billing cycle over a three-month period for smaller customers and in a lump sum amount in the billing month of August 2020 for transmission-level customers. The interim fuel refund was approved in July 2020.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2020 Formula Rate Plan Filing

In July 2020, Entergy Arkansas filed with the APSC its 2020 formula rate plan filing to set its formula rate for the 2021 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2021 and a netting adjustment for the historical year 2019. Entergy Arkansas’s earned rate of return on common equity is 7.84% for the 2021 projected year and 9.07% for the 2019 historical year. The total revenue change is based upon a deficiency of approximately $80.7 million for the 2021 projected year and approximately $23.9 million for the 2019 historical year netting adjustment. The total proposed formula rate plan rider revenue change for 2021 is $104.6 million to produce a target rate of return of 9.75% for the projected year and the historical year. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeds the constraint, the resulting increase is limited to $74.3 million. Also with this filing, Entergy Arkansas is requesting an extension of the formula rate plan rider for a second five-year term. A decision by the APSC is requested by mid-December 2020.

COVID-19 Orders

In April 2020, in light of the COVID-19 pandemic, the APSC issued an order requiring utilities, to the extent they had not already done so, to suspend service disconnections during the remaining pendency of the Arkansas Governor’s emergency declaration or until the APSC rescinds the directive. The order also authorizes utilities to establish a regulatory asset to record costs resulting from the suspension of service disconnections, directs that in future proceedings the APSC will consider whether the request for recovery of these regulatory assets is reasonable and necessary, and requires utilities to track and report the costs and any savings directly attributable to suspension of disconnects. In May 2020 the APSC approved Entergy Arkansas expanding delayed payment arrangements to assist customers during the pandemic. Entergy Arkansas is still evaluating the recovery provided for by the order and, therefore, did not record as of June 30, 2020 a regulatory asset for costs associated with the COVID-19 pandemic.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2017 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the J. Wayne Leonard Power Station (formerly St. Charles Power Station). The resulting interim adjustment to rates

Entergy Corporation and Subsidiaries
Notes to Financial Statements
became effective with the first billing cycle of June 2019. In June 2020, Entergy Louisiana submitted information to the LPSC to review the prudence of Entergy Louisiana’s management of the project. No procedural schedule has been established.

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

2019 Formula Rate Plan Filing

In May 2020, Entergy Louisiana filed with the LPSC its formula rate plan evaluation report for its 2019 calendar year operations. The 2019 test year evaluation report produced an earned return on common equity of 9.66%. As such, no change to base rider formula rate plan revenue is required. Although base rider formula rate plan revenue will not change as a result of this filing, overall formula rate plan revenues will increase by approximately $103 million. This outcome is driven by the removal of prior year credits associated with the sale of the Willow Glen Power Station and an increase in the transmission recovery mechanism. Also contributing to the overall change is an increase in legacy formula rate plan revenue requirements driven by legacy Entergy Louisiana capacity cost true-ups and higher annualized legacy Entergy Gulf States Louisiana revenues due to higher billing determinants, offset by reductions in MISO cost recovery mechanism and tax reform adjustment mechanism revenue requirements.

Request for Extension and Modification of Formula Rate Plan

In May 2020, Entergy Louisiana filed with the LPSC its application for authority to extend its formula rate plan. In its application, Entergy Louisiana seeks to maintain a 9.8% return on equity, with a bandwidth of 60 basis points above and below the midpoint, with a first-year midpoint reset. Entergy Louisiana also seeks to maintain its existing additional capacity mechanism, tax reform adjustment mechanism, transmission recovery mechanism, and the MISO cost recovery mechanism. Entergy Louisiana also seeks to add a distribution cost recovery mechanism which operates in substantially the same manner as the transmission recovery mechanism and requests a deferral of certain expenses incurred for outside of right-of-way vegetation programs.

Retail Rates - Gas

2017 Rate Stabilization Plan Filing

As discussed in the Form 10-K, in January 2018 Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2017. As-filed rates from the supplemental filing were implemented, subject to refund, with customers receiving a cost reduction of approximately $0.7 million effective with bills rendered on and after the first billing cycle of May 2018, as well as a $0.2 million reduction in the gas infrastructure rider effective with bills rendered on and after the first billing cycle of July 2018. In October 2019 the LPSC staff issued its report finding that Entergy Louisiana’s filing complied with the terms of the rate stabilization plan but recommending an additional refund of $0.7 million related to the Tax Act. In June 2020, the LPSC approved a joint report acknowledging Entergy Louisiana’s prior refunds and offsets for flood recovery costs, and required a further refund of $0.8 million, inclusive of carrying costs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
COVID-19 Orders

In April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. The suspension of late fees and disconnects for non-payment was extended until the first billing cycle after July 16, 2020. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of June 30, 2020, Entergy Louisiana recorded a regulatory asset of $10.7 million for costs associated with the COVID-19 pandemic.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

See the Form 10-K for revisions to Entergy Mississippi’s formula rate plan approved by the MPSC in December 2019. In January 2020 Entergy Mississippi began billing an interim capacity rate adjustment rider to recover the $59 million first-year annual revenue requirement associated with the non-fuel ownership costs of the Choctaw Generating Station. Also, effective with the April 2020 billing cycle, Entergy Mississippi implemented a rider to recover $22 million in vegetation management costs. Vegetation management costs were previously recovered through the formula rate plan.

In March 2020, Entergy Mississippi submitted its formula rate plan 2020 test year filing and 2019 look-back filing showing Entergy Mississippi’s earned return for the historical 2019 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2020 calendar year to be below the formula rate plan bandwidth. The 2020 test year filing shows a $24.6 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.51% return on rate base, within the formula rate plan bandwidth. The 2019 look-back filing compares actual 2019 results to the approved benchmark return on rate base and reflects the need for a $7.3 million interim increase in formula rate plan revenues. In accordance with the MPSC-approved revisions to the formula rate plan, Entergy Mississippi implemented a $24.3 million interim rate increase, reflecting a cap equal to 2% of 2019 retail revenues, effective with the April 2020 billing cycle, subject to refund. In June 2020, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed that the 2020 test year filing showed that a $23.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.51% return on rate base, within the formula rate plan bandwidth. Pursuant to the joint stipulation, Entergy Mississippi’s 2019 look-back filing reflected an earned return on rate base of 6.75% in calendar year 2019, which is within the look-back bandwidth. As a result, there is no change in formula rate plan revenues in the 2019 look-back filing. In June 2020 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2020.

COVID-19 Orders

In March 2020 the MPSC issued an order suspending disconnections for a period of sixty days. The MPSC extended the order on disconnections through May 26, 2020. In April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. As of June 30, 2020, Entergy Mississippi recorded a regulatory asset of $6 million for costs associated with the COVID-19 pandemic.

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

2020 Formula Rate Plan Filing

In April 2020, Entergy New Orleans filed a motion with the City Council to delay its formula rate plan filing until June 2020. In May 2020 the City Council issued an order extending the filing deadline for Entergy New Orleans’s formula rate plan filing to June 29, 2020. On June 26, 2020, Entergy New Orleans filed a motion with the City Council to further delay the filing of its formula rate plan to August 13, 2020. In July 2020 the City Council issued an order approving the request.

COVID-19 Orders

In March 2020, Entergy New Orleans voluntarily suspended customer disconnections for non-payment of utility bills through May 2020. Subsequently, the City Council ordered that the moratorium be extended to August 1, 2020. In May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. As of June 30, 2020, Entergy New Orleans recorded a regulatory asset of $4.8 million for costs associated with the COVID-19 pandemic.

In June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding, currently being held in escrow, and approximately $15 million of non-securitized storm reserves to fund this program, which is intended to provide temporary bill relief to customers who become unemployed during the COVID-19 pandemic. The program became effective July 1, 2020, and offers qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Filings with the PUCT (Entergy Texas)

Distribution Cost Recovery Factor (DCRF) Rider

In March 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $23.6 million annually, or $20.4 million in incremental annual DCRF revenue beyond Entergy Texas’s currently effective DCRF rider, based on its capital invested in distribution between January 1, 2019 and December 31, 2019. In May and June 2020 intervenors filed testimony recommending a disallowance to Entergy Texas’s annual revenue requirement ranging from approximately $0.3 million to $4.1 million. In June 2020 the parties agreed to waive the hearing on the merits. The parties have briefed the contested issues in this matter and are awaiting a proposal for decision.

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

COVID-19 Orders

In March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of COVID-19. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. As of June 30, 2020, Entergy Texas recorded a regulatory asset of $4.1 million for costs associated with the COVID-19 pandemic.

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

In May 2020, Entergy and the LPSC both separately requested rehearing of the FERC’s April 2020 order partially granting the LPSC’s rehearing request. In June 2020 the FERC issued an order accepting the May 2018 true-up filing for the 2011-2014 rate filings. Also in June 2020, Entergy filed bandwidth true-up payments and receipts for the 2010-2012 test years to address the FERC’s April 2020 rehearing order:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Payments (Receipts)
(In Millions)
Entergy Arkansas	($2.8)
Entergy Louisiana	$2.3
Entergy Mississippi	$0.2
Entergy New Orleans	($0.1)
Entergy Texas	$0.4

Entergy Arkansas Opportunity Sales Proceeding

As discussed in the Form 10-K, the FERC’s opportunity sales orders have been appealed to the D.C. Circuit by Entergy, the LPSC, and the APSC. In February 2020 all of the appeals were consolidated and in April 2020 the D.C. Circuit established a briefing schedule. Briefing will occur through September 2020.

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

In July 2020 the APSC issued a decision concluding that the APSC was not preempted by the federal filed rate doctrine from considering the merits of Entergy Arkansas’s request, denying that the application is barred under the collateral estoppel aspect of res judicata, and finding that the application is not in the public interest. The order also directs Entergy Arkansas to refund to its retail customers within 30 days of the order the FERC-determined over-collection of $13.7 million, plus interest, associated with a recalculated bandwidth remedy. In addition to these primary findings, the order also denied the Attorney General’s request for Entergy Arkansas to prepare a compliance filing detailing all of the retail impacts from the opportunity sales and denied a request by the Arkansas Electric Energy Consumers to recalculate all costs using the revised responsibility ratio. Entergy Arkansas filed a motion for temporary stay of the 30-day requirement to allow Entergy Arkansas a reasonable opportunity to seek rehearing of the APSC order, but in July 2020 the APSC denied Entergy Arkansas’s request for a stay and directed Entergy Arkansas to refund to its retail ratepayers the component of the total FERC-determined opportunity sales payment that was associated with increased bandwidth remedy payments of $13.7 million, plus interest, by July 31, 2020. The APSC recognized Entergy Arkansas’s administrative limitations on processing the full refund by that date and stated that the refund shall be issued over the August 2020 billing cycle. While the APSC has denied Entergy Arkansas’s stay request, Entergy Arkansas believes its actions were prudent and, therefore, the costs are recoverable. In July 2020, Entergy Arkansas requested rehearing of the APSC order.

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in November 2019, in a proceeding that did not involve System Energy, the FERC issued an order addressing the methodology for determining the return on equity applicable to transmission owners in MISO. Thereafter, the participants in the System Energy proceeding agreed to amend the procedural schedule to allow the participants to file supplemental testimony addressing the order in the MISO transmission owner proceeding (Opinion No. 569).

In February 2020 the LPSC, the MPSC and APSC, and the FERC trial staff filed supplemental testimony addressing Opinion No. 569 and how it would affect the return on equity evaluation for the two complaint periods

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In May 2020 the FERC issued an order on rehearing of Opinion No. 569 (Opinion No. 569-A). In June 2020 the procedural schedule was further revised in order to allow parties to the System Energy proceeding to address the Opinion No. 569-A methodology. Pursuant to the revised schedule, in June 2020, the LPSC, the MPSC and APSC, and the FERC trial staff filed supplemental testimony addressing Opinion No. 569-A and how it would affect the return on equity evaluation for the two complaint periods concerning System Energy. For the first refund period, based on their respective interpretations and applications of the Opinion No. 569-A methodology, the LPSC argues for an authorized return on equity for System Energy of 7.97%; the MPSC and APSC argue for an authorized return on equity of 9.24%; and the FERC trial staff argues for an authorized return on equity of 9.49%. For the second refund period and on a prospective basis, based on their respective interpretations and applications of the Opinion No. 569-A methodology, the LPSC argues for an authorized return on equity for System Energy of 7.78%; the MPSC and APSC argue that an authorized return on equity of 9.15% may be appropriate if the second complaint is not dismissed; and the FERC trial staff argues for an authorized return on equity of 9.09% if the second complaint is not dismissed.

Pursuant to the revised procedural schedule, in July 2020, System Energy filed supplemental testimony addressing Opinion No. 569-A. System Energy argues that strict application of the Opinion No. 569-A methodology produces results inconsistent with investor requirements and does not provide a sound basis on which to evaluate System Energy’s authorized return on equity. As its primary recommendation, System Energy argues for the use of a methodology that incorporates four separate financial models, including the constant growth form of the discounted cash flow model and the empirical capital asset pricing model. Based on application of its recommended methodology, System Energy argues for an authorized return on equity of 10.12% for the first refund period, which also falls within the presumptively just and reasonable range calculated for the second refund period and prospectively. Under the Opinion No. 569-A methodology, System Energy calculates an authorized return on equity of 9.44% for the first refund period, which also falls within the presumptively just and reasonable range calculated for the second refund period and prospectively.

Under the revised procedural schedule, System Energy’s supplemental testimony addressing Opinion No. 569-A is due in July 2020; rebuttal testimony addressing return on equity issues is due in August 2020; the hearing will commence in September 2020; and the initial decision is due in February 2021.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

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

In August 2019 the FERC trial staff filed direct and answering testimony seeking refunds for rate base reductions for the liabilities associated with uncertain tax positions. The FERC trial staff also argued that System Energy recovered $32 million more than it should have in depreciation expense for capital additions. In September 2019, System Energy filed cross-answering testimony disputing the FERC trial staff’s arguments for refunds, stating that the FERC trial staff’s position regarding depreciation rates for capital additions is not unreasonable, but explaining that any change in depreciation expense is only one element of a Unit Power Sales Agreement re-billing calculation. Adjustments to depreciation expense in any re-billing under the Unit Power Sales Agreement formula rate will also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed. In October 2019 the LPSC filed rebuttal testimony increasing the amount of refunds sought for the liabilities associated with uncertain tax positions.  The LPSC seeks approximately $512 million, plus interest, which is approximately $179 million through June 30, 2020.  The FERC trial staff also filed rebuttal testimony in which it seeks refunds of a similar amount as the LPSC for the liabilities associated with uncertain tax positions.  The LPSC testimony also argued that adjustments to depreciation rates should affect rate base on a prospective basis only.

A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through June 30, 2020, is approximately $409 million, plus interest, which is approximately $101 million through June 30, 2020. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that

Entergy Corporation and Subsidiaries
Notes to Financial Statements
System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through June 30, 2020.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. The ALJ in the initial decision acknowledges that these are issues of first impression before the FERC. In June 2020, System Energy, the LPSC, and the FERC trial staff filed briefs on exceptions, challenging several of the initial decision’s findings. System Energy’s brief on exceptions challenged the initial decision’s limitations on recovery of the lease renewal payments, its proposed rate base refund for the liabilities associated with uncertain tax positions, and its proposal to asymmetrically treat interest on bill corrections for depreciation expense adjustments. The LPSC’s and the FERC trial staff’s briefs on exceptions each challenged the initial decision’s allowance for recovery of the cost of service associated with the lease renewal based on the remaining net book value of the leased assets, its calculation of the remaining net book value of the leased assets, and the amount of the initial decision’s proposed rate base refund for the liabilities associated with uncertain tax positions. The LPSC’s brief on exceptions also challenged the initial decision’s proposal that depreciation expense adjustments include retroactive adjustments to rate base and its finding that section 203 of the Federal Power Act did not apply to the lease renewal. The FERC trial staff’s brief on exceptions also challenged the initial decision’s finding that the FERC need not institute a formal investigation into System Energy’s tariff. Briefs opposing exceptions are scheduled for September 2020. The FERC will then review the case and issue an order on the proceeding, and the FERC may accept, reject, or modify the ALJ’s initial decision in whole or in part. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

LPSC Authorization of Additional Complaints

In May 2020 the LPSC authorized its staff to file additional complaints at FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement. The LPSC directive notes that the initial decision issued by the presiding ALJ in the Grand Gulf sale-leaseback complaint proceeding did not address, for procedural reasons, certain rate issues raised by the LPSC and declined to order further investigation of rates charged by System Energy. The LPSC directive authorizes its staff to file complaints at FERC “necessary to address these rate issues, to request a full investigation into the rates charged by System Energy for Grand Gulf power, and to seek rate refund, rate reduction, and such other remedies as may be necessary and appropriate to protect Louisiana ratepayers.” The LPSC directive further stated that the LPSC has seen “information suggesting that the Grand Gulf plant has been significantly underperforming compared to other nuclear plants in the United States, has had several extended and unexplained outages, and has been plagued with serious safety concerns.” The LPSC expressed concern that the costs paid by Entergy Louisiana's retail customers may have been detrimentally impacted, and authorized “the filing of a FERC complaint to address these performance issues and to seek appropriate refund, rate reduction, and other remedies as may be appropriate.” The complaints have not been filed as of this date, and the LPSC directive did not set a date for the filing of the complaints.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended June 30,
	2020			2019
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$360.5	200.2	$1.80	$236.4	193.0	$1.22
Average dilutive effect of:
Stock options		0.3	—		0.5	—
Other equity plans		0.4	(0.01)		0.7	—
Diluted earnings per share	$360.5	200.9	$1.79	$236.4	194.2	$1.22

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.5 million for the three months ended June 30, 2020.

	For the Six Months Ended June 30,
	2020			2019
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$479.2	200.0	$2.40	$491.0	191.3	$2.57
Average dilutive effect of:
Stock options		0.5	(0.01)		0.5	(0.01)
Other equity plans		0.4	—		0.6	(0.01)
Equity forwards		—	—		0.8	(0.01)
Diluted earnings per share	$479.2	200.9	$2.39	$491.0	193.2	$2.54

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.5 million for the six months ended June 30, 2020 and approximately 0.3 million for the six months ended June 30, 2019.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.93 for the three months ended June 30, 2020 and $0.91 for the three months ended June 30, 2019. Dividends declared per common share were $1.86 for the six months ended June 30, 2020 and $1.82 for the six months ended June 30, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Treasury Stock

During the six months ended June 30, 2020, Entergy Corporation issued 1,061,599 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2020.

Retained Earnings

On July 31, 2020, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.93 per share, payable on September 1, 2020, to holders of record as of August 13, 2020.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2020 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2020	$62,496	($503,173)	$41,690	($398,987)

Other comprehensive income (loss) before reclassifications	4,890	—	22,545	27,435
Amounts reclassified from accumulated other comprehensive income (loss)	(30,296)	17,224	(3,980)	(17,052)
Net other comprehensive income (loss) for the period	(25,406)	17,224	18,565	10,383

Ending balance, June 30, 2020	$37,090	($485,949)	$60,255	($388,604)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2019 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2019	($43,246)	($520,372)	$12,466	($551,152)

Other comprehensive income (loss) before reclassifications	99,359	—	15,834	115,193
Amounts reclassified from accumulated other comprehensive income (loss)	(4,377)	11,496	(1,564)	5,555
Net other comprehensive income (loss) for the period	94,982	11,496	14,270	120,748

Ending balance, June 30, 2019	$51,736	($508,876)	$26,736	($430,404)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2020 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2020	$84,206	($557,072)	$25,946	($446,920)

Other comprehensive income (loss) before reclassifications	97,373	34,349	40,258	171,980
Amounts reclassified from accumulated other comprehensive income (loss)	(144,489)	36,774	(5,949)	(113,664)
Net other comprehensive income (loss) for the period	(47,116)	71,123	34,309	58,316

Ending balance, June 30, 2020	$37,090	($485,949)	$60,255	($388,604)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2019 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Ending balance, December 31, 2018	($23,135)	($531,922)	($2,116)	($557,173)
Implementation of accounting standards	(7,685)	—	879	(6,806)
Beginning balance, January 1, 2019	($30,820)	($531,922)	($1,237)	($563,979)

Other comprehensive income (loss) before reclassifications	127,670	—	29,373	157,043
Amounts reclassified from accumulated other comprehensive income (loss)	(45,114)	23,046	(1,400)	(23,468)
Net other comprehensive income (loss) for the period	82,556	23,046	27,973	133,575

Ending balance, June 30, 2019	$51,736	($508,876)	$26,736	($430,404)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended June 30, 2020 and 2019:

	Pension and Other Postretirement Liabilities
	2020	2019
	(In Thousands)
Beginning balance, April 1,	$14,029	($7,122)
Amounts reclassified from accumulated other comprehensive income (loss)	(945)	(969)
Net other comprehensive income (loss) for the period	(945)	(969)
Ending balance, June 30,	$13,084	($8,091)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the six months ended June 30, 2020 and 2019:

	Pension and Other Postretirement Liabilities
	2020	2019
	(In Thousands)
Beginning balance, January 1,	$4,562	($6,153)

Other comprehensive income (loss) before reclassifications	10,050	—
Amounts reclassified from accumulated other comprehensive income (loss)	(1,528)	(1,938)
Net other comprehensive income (loss) for the period	8,522	(1,938)

Ending balance, June 30,	$13,084	($8,091)

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended June 30, 2020 and 2019 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2020	2019
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$25,086	$5,589	Competitive business operating revenues
Interest rate swaps	(48)	(48)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	25,038	5,541
Income taxes	5,258	(1,164)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$30,296	$4,377

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,682	$5,325	(a)
Amortization of loss	(27,619)	(18,980)	(a)
Settlement loss	—	(918)	(a)
Total amortization	(21,937)	(14,573)
Income taxes	4,713	3,077	Income taxes
Total amortization (net of tax)	($17,224)	($11,496)

Net unrealized investment gain (loss)
Realized gain (loss)	$6,297	$2,475	Interest and investment income
Income taxes	(2,317)	(911)	Income taxes
Total realized investment gain (loss) (net of tax)	$3,980	$1,564

Total reclassifications for the period (net of tax)	$17,052	($5,555)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the six months ended June 30, 2020 and 2019 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2020	2019
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$119,509	$57,204	Competitive business operating revenues
Interest rate swaps	(97)	(97)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	119,412	57,107
Income taxes	25,077	(11,993)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$144,489	$45,114

Pension and other postretirement liabilities
Amortization of prior-service credit	$9,401	$10,652	(a)
Amortization of loss	(54,937)	(37,969)	(a)
Settlement loss	—	(2,055)	(a)
Total amortization	(45,536)	(29,372)
Income taxes	8,762	6,326	Income taxes
Total amortization (net of tax)	($36,774)	($23,046)

Net unrealized investment gain (loss)
Realized gain (loss)	$9,413	$2,216	Interest and investment income
Income taxes	(3,464)	(816)	Income taxes
Total realized investment gain (loss) (net of tax)	$5,949	$1,400

Total reclassifications for the period (net of tax)	$113,664	$23,468

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended June 30, 2020 and 2019 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2020	2019
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,698	$1,837	(a)
Amortization of loss	(419)	(526)	(a)
Total amortization	1,279	1,311
Income taxes	(334)	(342)	Income taxes
Total amortization (net of tax)	945	969

Total reclassifications for the period (net of tax)	$945	$969

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the six months ended June 30, 2020 and 2019 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2020	2019
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$2,787	$3,674	(a)
Amortization of loss	(720)	(1,052)	(a)
Total amortization	2,067	2,622
Income taxes	(539)	(684)	Income taxes
Total amortization (net of tax)	1,528	1,938

Total reclassifications for the period (net of tax)	$1,528	$1,938

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2024.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months

Entergy Corporation and Subsidiaries
Notes to Financial Statements
ended June 30, 2020 was 2.62% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2020.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$160	$6	$3,334

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of June 30, 2020, Entergy Corporation had approximately $1,946 million of commercial paper outstanding.  The weighted-average interest rate for the six months ended June 30, 2020 was 2.01%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2020 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2020	Letters of Credit Outstanding as of June 30, 2020
Entergy Arkansas	April 2021	$20 million (b)	2.91%	$—	$—
Entergy Arkansas	September 2024	$150 million (c)	2.91%	$—	$—
Entergy Louisiana	September 2024	$350 million (c)	2.91%	$—	$—
Entergy Mississippi	April 2021	$37.5 million (d)	3.28%	$—	$—
Entergy Mississippi	April 2021	$35 million (d)	3.28%	$—	$—
Entergy Mississippi	April 2021	$10 million (d)	3.28%	$—	$—
Entergy New Orleans	November 2021	$25 million (c)	3.06%	$—	$0.8 million
Entergy Texas	September 2024	$150 million (c)	3.28%	$—	$1.3 million

(a)The interest rate is the estimated interest rate as of June 30, 2020 that would have been applied to outstanding borrowings under the facility.
(b)Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option. In July 2020 the amount of the credit facility was increased to $25 million.
(c)The credit facility includes fronting commitments for the issuance of letters of credit against a portion of the borrowing capacity of the facility as follows: $5 million for Entergy Arkansas; $15 million for Entergy Louisiana; $10 million for Entergy New Orleans; and $30 million for Entergy Texas.
(d)Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

The commitment fees on the credit facilities range from 0.075% to 0.225% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities primarily as a means to post

Entergy Corporation and Subsidiaries
Notes to Financial Statements
collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of June 30, 2020:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	MISO Letters of Credit Issued as of June 30, 2020 (a) (b)
Entergy Arkansas	$25 million	0.78%	$4.5 million
Entergy Louisiana	$125 million	0.78%	$15.5 million
Entergy Mississippi	$65 million	0.78%	$2.5 million
Entergy New Orleans	$15 million	1.00%	$1 million
Entergy Texas	$50 million	0.70%	$10.2 million

(a)As of June 30, 2020, letters of credit posted with MISO covered financial transmission rights exposure of $3.1 million for Entergy Arkansas, $2.3 million for Entergy Louisiana, $1.5 million for Entergy Mississippi, $0.5 million for Entergy New Orleans, and $0.4 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of June 30, 2020, in addition to the $2.5 million MISO letter of credit, Entergy Mississippi has $7.1 million of non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through July 14, 2022. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following were the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2020 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$26
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$16

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs have commercial paper programs in place. Following is a summary as of June 30, 2020:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2020
		(Dollars in Millions)
Entergy Arkansas VIE	September 2021	$80	2.14%	$23.7
Entergy Louisiana River Bend VIE	September 2021	$105	2.19%	$44.1
Entergy Louisiana Waterford VIE	September 2021	$105	2.31%	$16.2
System Energy VIE	September 2021	$120	1.91%	$80.1

(a)Includes letter of credit fees and bank fronting fees on commercial paper issuances, if any, by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

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

The nuclear fuel company variable interest entities had notes payable that were included in debt on the respective balance sheets as of June 30, 2020 as follows:

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

In July 2020, Entergy Louisiana River Bend VIE issued $70 million of 2.51% Series V intermediate term secured notes due June 2027. Entergy Louisiana River Bend VIE expects to use the proceeds to redeem $70 million of 3.38% Series R intermediate term secured notes due August 2020.

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances and Retirements

(Entergy Corporation)

In May 2020, Entergy Corporation issued $600 million of 2.80% Series senior notes due June 2030 and $600 million of 3.75% Series senior notes due June 2050. Entergy Corporation used the proceeds, together with other funds, to repay, prior to maturity, its $450 million of 5.125% Series senior notes due September 2020, a portion of its outstanding commercial paper, a portion of outstanding borrowings on its $3.5 billion credit facility, and for general corporate purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(Entergy Arkansas)

In March 2020, Entergy Arkansas issued $100 million of 4.00% Series mortgage bonds due June 2028. Entergy Arkansas used the proceeds for general corporate purposes.

(Entergy Louisiana)

In March 2020, Entergy Louisiana issued $350 million of 2.90% Series mortgage bonds due March 2051. Entergy Louisiana used the proceeds, together with other funds, to repay borrowings of $100 million on its $350 million credit facility and for general corporate purposes.

In March 2020, Entergy Louisiana issued $300 million of 4.20% Series mortgage bonds due September 2048. Entergy Louisiana expects to use the proceeds, together with other funds, to repay, at maturity, its $250 million of 3.95% Series mortgage bonds due October 2020 and for general corporate purposes.

(Entergy Mississippi)

In May 2020, Entergy Mississippi issued $170 million of 3.50% Series mortgage bonds due June 2051. Entergy Mississippi used the proceeds for general corporate purposes.

(Entergy New Orleans)

In March 2020, Entergy New Orleans issued $62 million of 3.75% Series mortgage bonds due March 2040 and $78 million of 3.00% Series mortgage bonds due March 2025. Entergy New Orleans used the proceeds to repay short-term debt, to finance a portion of the construction of the New Orleans Power Station, and for general corporate purposes.

(Entergy Texas)

In March 2020, Entergy Texas issued $175 million of 3.55% Series mortgage bonds due September 2049. Entergy Texas used the proceeds, together with other funds, to finance a portion of the construction of the Montgomery County Power Station, to repay borrowings of $100 million on its $150 million credit facility, and for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2020 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$19,483,373	$21,651,678
Entergy Arkansas	$3,628,588	$3,972,000
Entergy Louisiana	$7,879,741	$8,988,369
Entergy Mississippi	$1,780,040	$1,964,145
Entergy New Orleans	$674,617	$658,162
Entergy Texas	$2,070,503	$2,328,356
System Energy	$596,861	$621,692

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

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

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

Entergy granted options on 530,716 shares of its common stock under the 2019 Omnibus Incentive Plan during the first quarter 2020 with a fair value of $11.45 per option.  As of June 30, 2020, there were options on 2,427,479 shares of common stock outstanding with a weighted-average exercise price of $89.72.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2020.  The aggregate intrinsic value of the stock options outstanding as of June 30, 2020 was $29.7 million.

The following table includes financial information for outstanding stock options for the three months ended June 30, 2020 and 2019:

	2020	2019
	(In Millions)
Compensation expense included in Entergy’s net income	$1.0	$1.0
Tax benefit recognized in Entergy’s net income	$0.2	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.4	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for outstanding stock options for the six months ended June 30, 2020 and 2019:

	2020	2019
	(In Millions)
Compensation expense included in Entergy’s net income	$2.0	$2.0
Tax benefit recognized in Entergy’s net income	$0.5	$0.5
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.8	$0.6

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

The following table includes financial information for other outstanding equity awards for the three months ended June 30, 2020 and 2019:

	2020	2019
	(In Millions)
Compensation expense included in Entergy’s net income	$9.6	$8.4
Tax benefit recognized in Entergy’s net income	$2.5	$2.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$3.8	$2.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for other outstanding equity awards for the six months ended June 30, 2020 and 2019:

	2020	2019
	(In Millions)
Compensation expense included in Entergy’s net income	$19.0	$17.2
Tax benefit recognized in Entergy’s net income	$4.9	$4.4
Compensation cost capitalized as part of fixed assets and materials and supplies	$7.2	$5.8

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the second quarters of 2020 and 2019, included the following components:

	2020	2019
	(In Thousands)
Service cost - benefits earned during the period	$40,379	$33,606
Interest cost on projected benefit obligation	60,799	73,912
Expected return on assets	(103,565)	(103,859)
Amortization of net loss	87,259	58,420
Settlement charges	—	162
Net pension costs	$84,872	$62,241

Entergy’s qualified pension cost, including amounts capitalized, for the six months ended June 30, 2020 and 2019, included the following components:

	2020	2019
	(In Thousands)
Service cost - benefits earned during the period	$80,758	$67,213
Interest cost on projected benefit obligation	121,598	147,853
Expected return on assets	(207,130)	(207,743)
Amortization of net loss	174,518	116,838
Settlement charges	—	1,299
Net pension costs	$169,744	$125,460

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the second quarters of 2020 and 2019, included the following components:

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

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the six months ended June 30, 2020 and 2019, included the following components:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$13,132	$17,588	$4,046	$1,326	$3,092	$3,930
Interest cost on projected benefit obligation	22,866	25,682	6,680	2,912	5,564	5,628
Expected return on assets	(39,244)	(44,804)	(11,514)	(5,254)	(10,972)	(9,326)
Amortization of net loss	33,794	33,254	9,496	4,010	6,530	8,558
Net pension cost	$30,548	$31,720	$8,708	$2,994	$4,214	$8,790

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$10,522	$14,568	$3,258	$1,138	$2,700	$3,100
Interest cost on projected benefit obligation	28,350	31,764	8,136	3,748	7,224	6,727
Expected return on assets	(40,352)	(45,304)	(11,936)	(5,393)	(11,724)	(9,354)
Amortization of net loss	23,682	23,286	6,209	3,059	4,668	5,700
Net pension cost	$22,202	$24,314	$5,667	$2,552	$2,868	$6,173

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Net Pension Cost

Entergy recognized $4.5 million and $7.6 million in pension cost for its non-qualified pension plans in the second quarters of 2020 and 2019, respectively. Reflected in the pension cost for non-qualified pension plans in the second quarter of 2019 were settlement charges of $3.7 million related to the payment of lump sum benefits out of the plan. Entergy recognized $9.1 million and $11.6 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2020 and 2019, respectively. Reflected in the pension cost for non-qualified pension plans for the six months ended June 30, 2019 were settlement charges of $3.7 million related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the second quarters of 2020 and 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2020	$83	$37	$90	$8	$117
2019	$71	$41	$113	$6	$122

Reflected in Entergy Mississippi’s non-qualified pension costs in the second quarter of 2019 were settlement charges of $40 thousand related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the six months ended June 30, 2020 and 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2020	$166	$74	$180	$16	$234
2019	$144	$84	$188	$11	$246

Reflected in Entergy Mississippi’s non-qualified pension costs for the six months ended June 30, 2019 were settlement charges of $40 thousand related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost (Income)

Entergy’s other postretirement benefit cost (income), including amounts capitalized, for the second quarters of 2020 and 2019, included the following components:

	2020	2019
	(In Thousands)
Service cost - benefits earned during the period	$6,231	$4,675
Interest cost on accumulated postretirement benefit obligation (APBO)	6,888	11,975
Expected return on assets	(10,182)	(9,562)
Amortization of prior service credit	(8,985)	(8,844)
Amortization of net loss	1,005	358
Net other postretirement benefit income	($5,043)	($1,398)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s other postretirement benefit cost (income), including amounts capitalized, for the six months ended June 30, 2020 and 2019, included the following components:

	2020	2019
	(In Thousands)
Service cost - benefits earned during the period	$12,032	$9,350
Interest cost on accumulated postretirement benefit obligation (APBO)	14,820	23,950
Expected return on assets	(20,510)	(19,124)
Amortization of prior service credit	(14,907)	(17,688)
Amortization of net loss	1,473	716
Net other postretirement benefit cost income	($7,092)	($2,796)

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the second quarters of 2020 and 2019, included the following components:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$933	$1,524	$372	$114	$306	$321
Interest cost on APBO	1,164	1,497	372	186	477	276
Expected return on assets	(4,260)	—	(1,287)	(1,344)	(2,403)	(735)
Amortization of prior service credit	(396)	(1,695)	(444)	(228)	(939)	(282)
Amortization of net (gain) loss	162	(81)	48	9	231	33
Net other postretirement benefit cost (income)	($2,397)	$1,245	($939)	($1,263)	($2,328)	($387)

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$591	$1,160	$262	$92	$236	$243
Interest cost on APBO	1,807	2,666	670	395	854	476
Expected return on assets	(3,991)	—	(1,199)	(1,237)	(2,276)	(697)
Amortization of prior service credit	(1,238)	(1,837)	(439)	(171)	(561)	(363)
Amortization of net (gain) loss	144	(174)	181	58	121	89
Net other postretirement benefit cost (income)	($2,687)	$1,815	($525)	($863)	($1,626)	($252)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the six months ended June 30, 2020 and 2019, included the following components:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,761	$2,947	$723	$219	$609	$615
Interest cost on APBO	2,381	3,220	794	413	1,059	583
Expected return on assets	(8,586)	—	(2,594)	(2,699)	(4,838)	(1,483)
Amortization of prior service credit	(1,057)	(2,784)	(765)	(304)	(1,489)	(501)
Amortization of net (gain) loss	217	(280)	77	(29)	443	53
Net other postretirement benefit cost (income)	($5,284)	$3,103	($1,765)	($2,400)	($4,216)	($733)

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,182	$2,320	$524	$184	$472	$486
Interest cost on APBO	3,614	5,332	1,340	790	1,708	952
Expected return on assets	(7,982)	—	(2,398)	(2,474)	(4,552)	(1,394)
Amortization of prior service credit	(2,476)	(3,674)	(878)	(342)	(1,122)	(726)
Amortization of net (gain) loss	288	(348)	362	116	242	178
Net other postretirement benefit cost (income)	($5,374)	$3,630	($1,050)	($1,726)	($3,252)	($504)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the second quarters of 2020 and 2019:

2020	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,739	($57)	$5,682
Amortization of net loss	(26,461)	(327)	(831)	(27,619)
	($26,461)	$5,412	($888)	($21,937)
Entergy Louisiana
Amortization of prior service credit	$—	$1,698	$—	$1,698
Amortization of net gain (loss)	(499)	81	(1)	(419)
	($499)	$1,779	($1)	$1,279

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,375	($50)	$5,325
Amortization of net gain (loss)	(18,736)	308	(552)	(18,980)
Settlement loss	(162)	—	(756)	(918)
	($18,898)	$5,683	($1,358)	($14,573)
Entergy Louisiana
Amortization of prior service credit	$—	$1,837	$—	$1,837
Amortization of net gain (loss)	(699)	174	(1)	(526)
	($699)	$2,011	($1)	$1,311

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the six months ended June 30, 2020 and 2019:

2020	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$9,516	($115)	$9,401
Amortization of net loss	(52,923)	(352)	(1,662)	(54,937)
	($52,923)	$9,164	($1,777)	($45,536)
Entergy Louisiana
Amortization of prior service credit	$—	$2,787	$—	$2,787
Amortization of net gain (loss)	(998)	280	(2)	(720)
	($998)	$3,067	($2)	$2,067

2019	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$10,750	($98)	$10,652
Amortization of net gain (loss)	(37,470)	615	(1,114)	(37,969)
Settlement loss	(1,299)	—	(756)	(2,055)
	($38,769)	$11,365	($1,968)	($29,372)
Entergy Louisiana
Amortization of prior service credit	$—	$3,674	$—	$3,674
Amortization of net gain (loss)	(1,397)	348	(3)	(1,052)
	($1,397)	$4,022	($3)	$2,622

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

Employer Contributions

Based on current assumptions, Entergy expects to contribute $416.3 million to its qualified pension plans in 2020.  As of June 30, 2020, Entergy had contributed $112 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2020:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2020 pension contributions	$78,643	$74,991	$20,115	$5,839	$5,634	$21,730
Pension contributions made through June 2020	$17,584	$18,706	$4,296	$1,458	$1,485	$5,714
Remaining estimated pension contributions to be made in 2020	$61,059	$56,285	$15,819	$4,381	$4,149	$16,016

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of June 30, 2020 were Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants

Entergy Corporation and Subsidiaries
Notes to Financial Statements
that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the second quarters of 2020 and 2019 was as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2020
Operating revenues	$2,213,061	$199,709	$18	$—	$2,412,788
Income taxes	$73,710	$24,467	($9,062)	$—	$89,115
Consolidated net income (loss)	$348,902	$85,178	($37,069)	($31,898)	$365,113
2019
Operating revenues	$2,376,437	$289,783	$2	($13)	$2,666,209
Income taxes	$21,150	($9,290)	($10,402)	$—	$1,458
Consolidated net income (loss)	$334,752	($25,382)	($36,939)	($31,898)	$240,533

Entergy’s segment financial information for the six months ended June 30, 2020 and 2019 was as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2020
Operating revenues	$4,307,690	$532,258	$29	($10)	$4,839,967
Income taxes	$20,761	($6,073)	$3,233	$—	$17,921
Consolidated net income (loss)	$672,751	($25,251)	($95,298)	($63,796)	$488,406
Total assets as of June 30, 2020	$51,205,266	$3,658,974	$493,119	($1,992,057)	$53,365,302
2019
Operating revenues	$4,552,419	$723,394	$2	($23)	$5,275,792
Income taxes	$9,586	$56,618	($21,975)	$—	$44,229
Consolidated net income (loss)	$568,900	$71,697	($77,620)	($63,797)	$499,180
Total assets as of December 31, 2019	$49,557,664	$4,154,961	$514,020	($2,502,733)	$51,723,912

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total restructuring charges for the second quarters of 2020 and 2019 were comprised of the following:

	2020			2019
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of April 1,	$150	$14	$164	$213	$14	$227
Restructuring costs accrued	17	—	17	22	—	22
Cash paid out	14	—	14	54	—	54
Balance as of June 30,	$153	$14	$167	$181	$14	$195

In addition, Entergy Wholesale Commodities incurred $7 million in the second quarter 2020 and $16 million in the second quarter 2019 of impairment and other related charges associated with these strategic decisions and transactions.

Total restructuring charges for the six months ended June 30, 2020 and 2019 were comprised of the following:

	2020			2019
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$129	$14	$143	$179	$14	$193
Restructuring costs accrued	38	—	38	56	—	56
Cash paid out	14	—	14	54	—	54
Balance as of June 30,	$153	$14	$167	$181	$14	$195

In addition, Entergy Wholesale Commodities incurred $12 million in the six months ended June 30, 2020 and $90 million in the six months ended June 30, 2019 of impairment and other related charges associated with these strategic decisions and transactions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses associated with management’s strategy to exit the merchant power business of approximately $70 million in 2020, of which $38 million has been incurred as of June 30, 2020, and a total of approximately $60 million from 2021 through 2022.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at June 30, 2020 is approximately 9 months.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 97% for the remainder of 2020, of which approximately 61% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2020 is 7.2 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of June 30, 2020, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $6 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $41 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2019, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $11 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $1 million in cash collateral and $98 million in letters of credit were required to be posted by it counterparties to the Entergy subsidiary. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy had executed natural gas swaps and options as of June 30, 2020 was 3.75 years for Entergy Louisiana and the maximum length of time over which Entergy had executed natural gas swaps as of June 30, 2020 was 9 months for Entergy Mississippi. The total volume of natural gas swaps and options outstanding as of June 30, 2020 was 37,862,000 MMBtu for Entergy, including 27,400,000 MMBtu for Entergy Louisiana and 10,462,000 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps and options is covered by master agreements that

Entergy Corporation and Subsidiaries
Notes to Financial Statements
do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2020, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2020 through May 31, 2021. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of June 30, 2020 was 129,379 GWh for Entergy, including 30,375 GWh for Entergy Arkansas, 61,443 GWh for Entergy Louisiana, 14,461 GWh for Entergy Mississippi, 5,873 GWh for Entergy New Orleans, and 16,793 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of June 30, 2020 and December 31, 2019. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Mississippi as of June 30, 2020 and December 31, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of June 30, 2020 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$49	($4)	$45	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$4	$—	$4	Entergy Wholesale Commodities
Natural gas swaps and options	Prepayments and other (current portion)	$1	$—	$1	Utility
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$1	$—	$1	Utility
Financial transmission rights	Prepayments and other	$23	($1)	$22	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$3	($3)	$—	Entergy Wholesale Commodities
Natural gas swaps and options	Other current liabilities (current portion)	$6	$—	$6	Utility
Natural gas swaps and options	Other non-current liabilities (non-current portion)	$2	$—	$2	Utility

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet
(d)Excludes cash collateral in the amount of $6 million posted as of June 30, 2020 and $11 million posted and $1 million held as of December 31, 2019. Also excludes letters of credit in the amount of $8 million posted and $41 million held as of June 30, 2020 and $98 million held as of December 31, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended June 30, 2020 and 2019 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2020
Electricity swaps and options	($7)	Competitive businesses operating revenues	$25

2019
Electricity swaps and options	$126	Competitive businesses operating revenues	$6

(a)Before taxes of $5 million and $1 million for the three months ended June 30, 2020 and 2019, respectively

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the six months ended June 30, 2020 and 2019 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2020
Electricity swaps and options	$60	Competitive businesses operating revenues	$120

2019
Electricity swaps and options	$152	Competitive businesses operating revenues	$57

(a)Before taxes of $25 million and $12 million for the six months ended June 30, 2020 and 2019, respectively

Based on market prices as of June 30, 2020, unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled $48 million of net unrealized gains.  Approximately $48 million is expected to be reclassified from accumulated other comprehensive income to operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2020 and 2019 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2020
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($3)
Financial transmission rights	Purchased power expense	(b)	$15
Electricity swaps and options (c)	Competitive business operating revenues		($2)

2019
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($6)
Financial transmission rights	Purchased power expense	(b)	$32
Electricity swaps and options (c)	Competitive business operating revenues		($2)

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2020 and 2019 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2020
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($9)
Financial transmission rights	Purchased power expense	(b)	$28
Electricity swaps and options (c)	Competitive business operating revenues		($2)

2019
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($7)
Financial transmission rights	Purchased power expense	(b)	$53
Electricity swaps and options (c)	Competitive business operating revenues		$3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)Due to regulatory treatment, the natural gas swaps and options are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps and options are settled are recovered or refunded through fuel cost recovery mechanisms.
(b)Due to regulatory treatment, the changes in the estimated fair value of financial transmission rights for the Utility operating companies are recorded through purchased power expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the financial transmission rights for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.
(c)There were no gains (losses) recognized in accumulated other comprehensive income from electricity swaps and options.

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of June 30, 2020 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$0.8	$—	$0.8	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$0.6	$—	$0.6	Entergy Louisiana

Financial transmission rights	Prepayments and other	$6.3	($0.2)	$6.1	Entergy Arkansas
Financial transmission rights	Prepayments and other	$12.7	($0.2)	$12.5	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.1	$—	$1.1	Entergy Mississippi
Financial transmission rights	Prepayments and other	$2.6	$—	$2.6	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$1.7	$—	$1.7	Entergy Louisiana
Natural gas swaps and options	Other non-current liabilities	$2.2	$—	$2.2	Entergy Louisiana
Natural gas swaps	Other current liabilities	$4.3	$—	$4.3	Entergy Mississippi

Financial transmission rights	Other current liabilities	$0.3	($0.5)	$0.2	Entergy New Orleans

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of June 30, 2020, letters of credit posted with MISO covered financial transmission rights exposure of $3.1 million for Entergy Arkansas, $2.3 million for Entergy Louisiana, $1.5 million for Entergy Mississippi, $0.5 million for Entergy New Orleans, and $0.4 million for Entergy Texas. As of December 31, 2019, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended June 30, 2020 and 2019 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2020
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.5)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$4.8	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$5.4	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	($0.4)	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.2	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$5.3	(b)	Entergy Texas

2019
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($2.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.5)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$3.6	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$17.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$2.2	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.7	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$7.8	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the six months ended June 30, 2020 and 2019 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2020
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($1.3)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.7)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.4)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$9.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$10.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	($0.5)	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$7.6	(b)	Entergy Texas

2019
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($1.9)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.2)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.2	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$12.0	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$26.5	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$3.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$8.1	(b)	Entergy Texas

(a)Due to regulatory treatment, the natural gas swaps and options are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps and options are settled are recovered or refunded through fuel cost recovery mechanisms.
(b)Due to regulatory treatment, the changes in the estimated fair value of financial transmission rights for the Utility operating companies are recorded through purchased power expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the financial transmission rights for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using historical prices, bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The three levels of the fair value hierarchy are:

•Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents (temporary cash investments, securitization recovery trust account, and escrow accounts), debt instruments, and gas swaps traded on exchanges with active markets.  Cash equivalents includes all unrestricted highly liquid debt instruments with an original or remaining maturity of three months or less at the date of purchase.

•Level 2 - Level 2 inputs are inputs other than quoted prices included in Level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date.  Assets are valued based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Prices are reviewed and can be challenged with the independent parties and/or overridden by Entergy if it is believed such would be more reflective of fair value.  Level 2 inputs include the following:

–quoted prices for similar assets or liabilities in active markets;
–quoted prices for identical assets or liabilities in inactive markets;
–inputs other than quoted prices that are observable for the asset or liability; or
–inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 2 consists primarily of individually-owned debt instruments and gas swaps and options valued using observable inputs.

•Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources.  These inputs are used with internally developed methodologies to produce management’s best estimate of fair value for the asset or liability.  Level 3 consists primarily of financial transmission rights and derivative power contracts used as cash flow hedges of power sales at merchant power plants.

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

On a daily basis, the Office of Corporate Risk Oversight calculates the mark-to-market for electricity swaps and options.  The Office of Corporate Risk Oversight also validates forward market prices by comparing them to other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available and compared with other sources of market implied volatilities.  Moreover, on a quarterly basis, the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit and liquidity effects are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$880	$—	$—	$880
Decommissioning trust funds (a):
Equity securities	879	—	—	879
Debt securities (b)	1,080	2,043	—	3,123
Common trusts (c)				2,485
Power contracts	—	—	49	49
Securitization recovery trust account	35	—	—	35
Escrow accounts	420	—	—	420
Gas hedge contracts	1	1	—	2
Financial transmission rights	—	—	22	22
	$3,295	$2,044	$71	$7,895

Liabilities:
Gas hedge contracts	$6	$2	$—	$8

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$391	$—	$—	$391
Decommissioning trust funds (a):
Equity securities	905	—	—	905
Debt securities	1,139	1,824	—	2,963
Common trusts (c)				2,536
Power contracts	—	—	118	118
Securitization recovery trust account	47	—	—	47
Escrow accounts	459	—	—	459
Gas hedge contracts	—	1	—	1
Financial transmission rights	—	—	10	10
	$2,941	$1,825	$128	$7,430
Liabilities:
Gas hedge contracts	$5	$2	$—	$7

(a)The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(b)The decommissioning trust funds fair value presented herein does not include the recognition of a credit loss valuation allowance of $0.4 million on debt securities due to the adoption of ASU 2016-13. See Note 9 to the financial statements herein for additional information on the allowance for expected credit losses.
(c)Common trust funds are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2020 and 2019:

	2020		2019
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of April 1,	$85	$4	($46)	$5
Total gains (losses) for the period (a)
Included in earnings	16	—	(2)	—
Included in other comprehensive income	(7)	—	126	—
Included as a regulatory liability/asset	—	10	—	21
Issuances of financial transmission rights	—	23	—	35
Settlements	(45)	(15)	(6)	(32)
Balance as of June 30,	$49	$22	$72	$29

(a)Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period was $3 million for the three months ended June 30, 2020 and $1.4 million for the three months ended June 30, 2019.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2020 and 2019:

	2020		2019
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$118	$10	($31)	$15
Total gains (losses) for the period (a)
Included in earnings	(2)	—	3	—
Included in other comprehensive income	60	—	152	—
Included as a regulatory liability/asset	—	17	—	32
Issuances of financial transmission rights	—	23	—	35
Settlements	(127)	(28)	(52)	(53)
Balance as of June 30,	$49	$22	$72	$29

(a)Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period was $4 million for the six months ended June 30, 2020 and ($3.5) million for the six months ended June 30, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of June 30, 2020:

Transaction Type	Fair Value	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	$49	Unit contingent discount	+/-	4.75%	$5

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$5.3	$—	$—	$5.3
Debt securities	107.9	333.6	—	441.5
Common trusts (b)				663.0
Securitization recovery trust account	2.8	—	—	2.8
Financial transmission rights	—	—	6.1	6.1
	$116.0	$333.6	$6.1	$1,118.7

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$0.6	$—	$—	$0.6
Debt securities	108.7	304.1	—	412.8
Common trusts (b)				687.9
Securitization recovery trust account	4.0	—	—	4.0
Financial transmission rights	—	—	3.3	3.3
	$113.3	$304.1	$3.3	$1,108.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Louisiana

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$463.4	$—	$—	$463.4
Decommissioning trust funds (a):
Equity securities	9.2	—	—	9.2
Debt securities	164.4	458.5	—	622.9
Common trusts (b)				932.9
Escrow accounts	256.7	—	—	256.7
Securitization recovery trust account	2.9	—	—	2.9
Gas hedge contracts	0.8	0.6	—	1.4
Financial transmission rights	—	—	12.5	12.5
	$897.4	$459.1	$12.5	$2,301.9

Liabilities:
Gas hedge contracts	$1.7	$2.2	$—	$3.9

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1.5	$—	$—	$1.5
Decommissioning trust funds (a):
Equity securities	4.3	—	—	4.3
Debt securities	180.8	420.7	—	601.5
Common trusts (b)				958.0
Escrow accounts	295.9	—	—	295.9
Securitization recovery trust account	3.7	—	—	3.7
Gas hedge contracts	—	0.8	—	0.8
Financial transmission rights	—	—	4.5	4.5
	$486.2	$421.5	$4.5	$1,870.2

Liabilities:
Gas hedge contracts	$2.4	$2.2	$—	$4.6

Entergy Mississippi

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$70.2	$—	$—	$70.2
Escrow accounts	80.4	—	—	80.4
Financial transmission rights	—	—	1.1	1.1
	$150.6	$—	$1.1	$151.7

Liabilities:
Gas hedge contracts	$4.3	$—	$—	$4.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$51.6	$—	$—	$51.6
Escrow accounts	80.2	—	—	80.2
Financial transmission rights	—	—	0.8	0.8
	$131.8	$—	$0.8	$132.6

Liabilities:
Gas hedge contracts	$2.3	$—	$—	$2.3

Entergy New Orleans

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$30.5	$—	$—	$30.5
Securitization recovery trust account	1.5	—	—	1.5
Escrow accounts	83.0	—	—	83.0
	$115.0	$—	$—	$115.0

Liabilities:
Financial transmission rights	$—	$—	$0.2	$0.2

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.0	$—	$—	$6.0
Securitization recovery trust account	2.0	—	—	2.0
Escrow accounts	82.6	—	—	82.6
Financial transmission rights	—	—	0.3	0.3
	$90.6	$—	$0.3	$90.9

Liabilities:
Gas hedge contracts	$0.2	$—	$—	$0.2

Entergy Texas

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$41.1	$—	$—	$41.1
Securitization recovery trust account	27.6	—	—	27.6
Financial transmission rights	—	—	2.6	2.6
	$68.7	$—	$2.6	$71.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$12.9	$—	$—	$12.9
Securitization recovery trust account	37.7	—	—	37.7
Financial transmission rights	—	—	0.9	0.9
	$50.6	$—	$0.9	$51.5
System Energy

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$9.8	$—	$—	$9.8
Debt Securities	166.9	251.9	—	418.8
Common trusts (b)				630.9
	$176.7	$251.9	$—	$1,059.5

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$68.4	$—	$—	$68.4
Decommissioning trust funds (a):
Equity securities	13.3	—	—	13.3
Debt securities	176.3	209.9	—	386.2
Common trusts (b)				654.6
	$258.0	$209.9	$—	$1,122.5

(a)The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.
(b)Common trust funds are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2020.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$1.1	$1.9	$0.3	$—	$0.3
Issuances of financial transmission rights	6.5	13.2	1.4	(0.1)	2.4
Gains (losses) included as a regulatory liability/asset	3.3	2.8	(1.0)	0.1	5.2
Settlements	(4.8)	(5.4)	0.4	(0.2)	(5.3)
Balance as of June 30,	$6.1	$12.5	$1.1	($0.2)	$2.6

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2019.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$1.1	$2.8	$0.7	$0.5	($0.3)
Issuances of financial transmission rights	9.6	18.7	3.9	2.7	0.1
Gains (losses) included as a regulatory liability/asset	1.1	11.8	0.4	(0.5)	8.6
Settlements	(3.6)	(17.7)	(2.2)	(0.7)	(7.8)
Balance as of June 30,	$8.2	$15.6	$2.8	$2.0	$0.6

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2020.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$3.3	$4.5	$0.8	$0.3	$0.9
Issuances of financial transmission rights	6.5	13.2	1.4	(0.1)	2.4
Gains (losses) included as a regulatory liability/asset	5.7	5.5	(1.6)	0.2	6.9
Settlements	(9.4)	(10.7)	0.5	(0.6)	(7.6)
Balance as of June 30,	$6.1	$12.5	$1.1	($0.2)	$2.6

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

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2020 on equity securities still held as of June 30, 2020 were $508 million and ($126) million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The available-for-sale securities held as of June 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2020
Debt Securities (a)	$2,585	$206	$2

2019
Debt Securities (a)	$2,456	$96	$6

(a)Debt securities presented herein do not include the $538 million and $507 million of debt securities held in the wholly-owned registered investment company as of June 30, 2020 and December 31, 2019, respectively, which are not accounted for as available-for-sale.

The unrealized gains/(losses) above are reported before deferred taxes of $33 million as of June 30, 2020 and $13 million as of December 31, 2019 for debt securities. The amortized cost of available-for-sale debt securities was $2,381 million as of June 30, 2020 and $2,366 million as of December 31, 2019.  As of June 30, 2020, available-for-sale debt securities had an average coupon rate of approximately 3.19%, an average duration of approximately 7.08 years, and an average maturity of approximately 10.45 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$116	$2	$404	$5
More than 12 months	5	—	38	1
Total	$121	$2	$442	$6

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2020 and December 31, 2019 were as follows:

	2020	2019
	(In Millions)
Less than 1 year	$36	$128
1 year - 5 years	775	807
5 years - 10 years	743	666
10 years - 15 years	309	125
15 years - 20 years	130	126
20 years+	592	604
Total	$2,585	$2,456

During the three months ended June 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $276 million and $361 million, respectively.  During the three months ended June 30, 2020

Entergy Corporation and Subsidiaries
Notes to Financial Statements
and 2019, gross gains of $15 million and $6 million, respectively, and gross losses of $1 million and $1 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $676 million and $726 million, respectively.  During the six months ended June 30, 2020 and 2019, gross gains of $29 million and $8 million, respectively, and gross losses of $4 million and $3 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of June 30, 2020 were $565 million for Indian Point 1, $715 million for Indian Point 2, $945 million for Indian Point 3, and $528 million for Palisades. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2019 were $556 million for Indian Point 1, $701 million for Indian Point 2, $930 million for Indian Point 3, and $498 million for Palisades. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2020
Debt Securities	$441.5	$30.0	$0.1

2019
Debt Securities	$412.8	$9.9	$2.6

The amortized cost of available-for-sale debt securities was $411.6 million as of June 30, 2020 and $405.4 million as of December 31, 2019.  As of June 30, 2020, available-for-sale debt securities had an average coupon rate of approximately 2.72%, an average duration of approximately 7.18 years, and an average maturity of approximately 8.62 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2020 on equity securities still held as of June 30, 2020 were $116.8 million and ($30.4) million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$14.6	$0.1	$104.8	$2.5
More than 12 months	—	—	7.7	0.1
Total	$14.6	$0.1	$112.5	$2.6

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2020 and December 31, 2019 were as follows:

	2020	2019
	(In Millions)
Less than 1 year	$21.9	$44.1
1 year - 5 years	104.2	109.1
5 years - 10 years	178.2	156.0
10 years - 15 years	67.9	31.3
15 years - 20 years	29.5	23.8
20 years+	39.8	48.5
Total	$441.5	$412.8

During the three months ended June 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $17.7 million and $22.3 million, respectively.  During the three months ended June 30, 2020 and 2019, gross gains of $1.3 million and $0.1 million, respectively, and gross losses of $0.1 million and $18 thousand, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $66.4 million and $33.2 million, respectively.  During the six months ended June 30, 2020 and 2019, gross gains of $5.8 million and $0.1 million, respectively, and gross losses of $0.2 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2020
Debt Securities	$622.9	$50.1	$0.5

2019
Debt Securities	$601.5	$29.3	$0.8

The amortized cost of available-for-sale debt securities was $573.3 million as of June 30, 2020 and $573 million as of December 31, 2019.  As of June 30, 2020, the available-for-sale debt securities had an average coupon rate of approximately 3.84%, an average duration of approximately 7.21 years, and an average maturity of approximately 12.96 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2020 on equity securities still held as of June 30, 2020 were $160.8 million and ($40.1) million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$29.3	$0.5	$71.2	$0.8
More than 12 months	0.8	—	7.9	—
Total	$30.1	$0.5	$79.1	$0.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2020 and December 31, 2019 were as follows:

	2020	2019
	(In Millions)
Less than 1 year	$8.4	$40.7
1 year - 5 years	142.4	142.0
5 years - 10 years	144.0	132.4
10 years - 15 years	80.4	39.8
15 years - 20 years	55.4	49.2
20 years+	192.3	197.4
Total	$622.9	$601.5

During the three months ended June 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $34.1 million and $39.5 million, respectively.  During the three months ended June 30, 2020 and 2019, gross gains of $2 million and $1.4 million, respectively, and gross losses of $0.1 million and $0.05 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $101.5 million and $95.7 million, respectively.  During the six months ended June 30, 2020 and 2019, gross gains of $4.9 million and $1.7 million, respectively, and gross losses of $0.7 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2020
Debt Securities	$418.8	$32.4	$0.3

2019
Debt Securities	$386.2	$15.1	$0.3

The amortized cost of available-for-sale debt securities was $386.7 million as of June 30, 2020 and $371.4 million as of December 31, 2019.  As of June 30, 2020, available-for-sale debt securities had an average coupon rate of approximately 2.97%, an average duration of approximately 7.39 years, and an average maturity of approximately 11.19 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2020 on equity securities still held as of June 30, 2020 were $111.1 million and ($28.9) million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$15.4	$0.3	$56.9	$0.3
More than 12 months	—	—	0.3	—
Total	$15.4	$0.3	$57.2	$0.3

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2020 and December 31, 2019 were as follows:

	2020	2019
	(In Millions)
Less than 1 year	($1.8)	$8.5
1 year - 5 years	166.7	154.6
5 years - 10 years	103.4	92.3
10 years - 15 years	27.4	13.4
15 years - 20 years	6.5	14.4
20 years+	116.6	103.0
Total	$418.8	$386.2

During the three months ended June 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $73.6 million and $87.7 million, respectively.  During the three months ended June 30, 2020 and 2019, gross gains of $5.4 million and $1.5 million, respectively, and gross losses of $0.2 million and $0.3 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $165.6 million and $129.8 million, respectively.  During the six months ended June 30, 2020 and 2019, gross gains of $7 million and $1.9 million, respectively, and gross losses of $0.4 million and $0.4 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy implemented ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. In accordance with the new standard, Entergy estimates the expected credit losses for its available for sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  As of June 30, 2020, Entergy’s allowance for expected credit losses related to available-for-sale

Entergy Corporation and Subsidiaries
Notes to Financial Statements
securities was $0.4 million. Entergy did not record any impairments of available-for-sale debt securities for the three and six months ended June 30, 2020.

Other-than-temporary impairments and unrealized gains and losses

Prior to the implementation of ASU 2016-13 on January 1, 2020, Entergy evaluated the available-for-sale debt securities in the Entergy Wholesale Commodities nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment had occurred.  The assessment of whether an investment in a debt security suffered an other-than-temporary impairment was based on whether Entergy had the intent to sell or more likely than not would have been required to sell the debt security before recovery of its amortized costs.  Further, if Entergy did not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment was considered to have occurred and it was measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and six months ended June 30, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Millions)
Entergy	$15	$61	$45	$122
Entergy Arkansas	($1)	$25	$12	$57
Entergy Louisiana	$8	$7	$16	$14
Entergy New Orleans	$2	$2	$5	$2
Entergy Texas	$6	$20	$12	$42
System Entergy	$—	$7	$—	$7

Other Tax Matters

In accordance with ASC 718, “Compensation - Stock Compensation,” Entergy and the Registrant Subsidiaries recognized excess tax deductions as a reduction of income tax expense in the first quarter 2020. Due to the vesting and exercise of certain Entergy stock-based awards, Entergy recorded a permanent tax reduction of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
approximately $24.7 million, including $4.8 million for Entergy Arkansas, $8.6 million for Entergy Louisiana, $2.7 million for Entergy Mississippi, $1.5 million for Entergy New Orleans, $2.7 million for Entergy Texas, and $1.3 million for System Energy.

In the first quarter 2020, Entergy and the IRS agreed upon and settled on the treatment of funds received by Entergy Louisiana in conjunction with the Act 55 financing of Hurricane Isaac storm costs, which resulted in a reduction of income tax expense of approximately $32 million.  As a result of the settlement, the position was partially sustained and Entergy Louisiana recorded a reduction of income tax expense of approximately $58 million primarily due to the reversal of liabilities for uncertain tax positions in excess of the agreed-upon settlement.  Entergy recorded an increase to income tax expense of $26 million primarily resulting from the reduction of the deferred tax asset, associated with utilization of the net operating loss as a result of the settlement. This adjustment recorded by Entergy also accounted for the tax rate change of the Tax Cuts and Jobs Act.  As a result of the IRS settlement, Entergy Louisiana recorded a $29 million ($21 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to customers pursuant to the LPSC Hurricane Isaac Act 55 financing order.

Tax Accounting Methods

As discussed in Note 3 to the financial statements in the Form 10-K, in 2015, System Energy adopted a new method of accounting for income tax return purposes in which its nuclear decommissioning costs are treated as production costs of electricity includable in cost of goods sold. The new method resulted in a reduction of taxable income of $1.2 billion for System Energy in 2015. Entergy expects to concede this tax position with the IRS during the third quarter 2020, which will result in an approximate $400 million decrease in federal uncertain tax positions for Entergy and System Energy and a corresponding decrease in federal deferred tax assets for Entergy and an increase in taxes payable for System Energy.

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

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2020 were $281 million for Entergy, $48.4 million for Entergy Arkansas, $74.2 million for Entergy Louisiana, $21.7 million for Entergy Mississippi, $13.2 million for Entergy New Orleans, $46.7 million for Entergy Texas, and $26.1 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2019 were $406 million for Entergy, $67.9 million for Entergy Arkansas, $115.1 million for Entergy Louisiana, $34.2 million for Entergy Mississippi, $18.4 million for Entergy New Orleans, $88.1 million for Entergy Texas, and $23.2 million for System Energy.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in each of the six months ended June 30, 2020 and the six months ended June 30, 2019.

NOTE 13.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended June 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Utility:
Residential	$790,869	$770,373
Commercial	526,121	595,025
Industrial	576,203	641,733
Governmental	46,959	57,623
Total billed retail	1,940,152	2,064,754

Sales for resale (a)	52,761	75,318
Other electric revenues (b)	168,721	195,952
Revenues from contracts with customers	2,161,634	2,336,024
Other revenues (c)	28,923	9,703
Total electric revenues	2,190,557	2,345,727

Natural gas	22,495	30,699

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	175,720	280,398
Other revenues (c)	24,016	9,385
Total competitive businesses revenues	199,736	289,783

Total operating revenues	$2,412,788	$2,666,209

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s total revenues for the six months ended June 30, 2020 and 2019 are as follows:

	2020	2019
	(In Thousands)
Utility:
Residential	$1,588,897	$1,572,911
Commercial	1,065,061	1,149,082
Industrial	1,133,718	1,242,734
Governmental	99,541	110,584
Total billed retail	3,887,217	4,075,311

Sales for resale (a)	106,487	159,753
Other electric revenues (b)	218,887	211,422
Revenues from contracts with customers	4,212,591	4,446,486
Other revenues (c)	28,605	20,265
Total electric revenues	4,241,196	4,466,751

Natural gas	66,471	85,647

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	391,723	640,869
Other revenues (c)	140,577	82,525
Total competitive businesses revenues	532,300	723,394

Total operating revenues	$4,839,967	$5,275,792

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ total revenues for the three months ended June 30, 2020 and 2019 were as follows:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$171,171	$301,105	$112,361	$53,420	$152,811
Commercial	106,104	209,119	89,594	36,401	84,904
Industrial	106,254	335,201	35,874	3,066	95,809
Governmental	4,344	16,781	9,798	10,475	5,560
Total billed retail	387,873	862,206	247,627	103,362	339,084
Sales for resale (a)	36,956	82,698	18,426	8,018	13,187
Other electric revenues (b)	63,537	53,104	29,393	3,999	20,039
Revenues from contracts with customers	488,366	998,008	295,446	115,379	372,310
Other revenues (c)	3,401	3,593	2,508	19,520	(116)
Total electric revenues	491,767	1,001,601	297,954	134,899	372,194
Natural gas	—	10,051	—	12,444	—
Total operating revenues	$491,767	$1,011,652	$297,954	$147,343	$372,194

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$157,714	$290,366	$116,801	$58,621	$146,871
Commercial	125,555	232,134	102,275	53,981	81,080
Industrial	118,913	384,919	38,739	8,490	90,672
Governmental	4,971	17,925	10,521	18,984	5,222
Total billed retail	407,153	925,344	268,336	140,076	323,845
Sales for resale (a)	74,501	83,208	4,994	8,579	14,772
Other electric revenues (b)	58,209	80,307	26,982	7,263	24,656
Revenues from contracts with customers	539,863	1,088,859	300,312	155,918	363,273
Other revenues (c)	3,066	5,400	2,425	1,234	307
Total electric revenues	542,929	1,094,259	302,737	157,152	363,580
Natural gas	—	12,058	—	18,641	—
Total operating revenues	$542,929	$1,106,317	$302,737	$175,793	$363,580

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ total revenues for the six months ended June 30, 2020 and 2019 were as follows:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$390,859	$560,965	$239,463	$104,319	$293,291
Commercial	217,349	411,365	186,392	81,905	168,050
Industrial	207,342	657,542	72,264	10,413	186,157
Governmental	8,374	33,535	20,125	26,326	11,180
Total billed retail	823,924	1,663,407	518,244	222,963	658,678
Sales for resale (a)	78,096	161,228	32,848	18,188	21,815
Other electric revenues (b)	65,134	85,113	35,836	4,763	30,742
Revenues from contracts with customers	967,154	1,909,748	586,928	245,914	711,235
Other revenues (c)	6,525	4,394	4,948	12,416	295
Total electric revenues	973,679	1,914,142	591,876	258,330	711,530
Natural gas	—	28,157	—	38,315	—
Total operating revenues	$973,679	$1,942,299	$591,876	$296,645	$711,530

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$367,581	$554,431	$245,610	$110,697	$294,592
Commercial	250,133	438,912	200,189	99,723	160,125
Industrial	240,491	731,598	76,436	15,740	178,470
Governmental	9,869	34,817	20,557	34,886	10,455
Total billed retail	868,074	1,759,758	542,792	261,046	643,642
Sales for resale (a)	154,085	167,164	9,808	18,803	31,548
Other electric revenues (b)	60,514	92,746	27,387	5,556	28,153
Revenues from contracts with customers	1,082,673	2,019,668	579,987	285,405	703,343
Other revenues (c)	6,068	11,284	4,994	2,630	711
Total electric revenues	1,088,741	2,030,952	584,981	288,035	704,054
Natural gas	—	34,695	—	50,952	—
Total operating revenues	$1,088,741	$2,065,647	$584,981	$338,987	$704,054

(a)Sales for resale and competitive businesses sales include day-ahead sales of energy in a market administered by an ISO. These sales represent financially binding commitments for the sale of physical energy the next day. These sales are adjusted to actual power generated and delivered in the real time market. Given the short duration of these transactions, Entergy does not consider them to be derivatives subject to fair value adjustments, and includes them as part of customer revenues.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(b)Other electric revenues consist primarily of transmission and ancillary services provided to participants of an ISO-administered market and unbilled revenue.
(c)Other revenues include the settlement of financial hedges, occasional sales of inventory, alternative revenue programs, provisions for revenue subject to refund, and late fees.

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. Due to the effect of the COVID-19 pandemic on customer receivables, however, Entergy recorded an increase in its allowance for doubtful accounts, as shown below:

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2019	$7.4	$1.2	$1.9	$0.6	$3.2	$0.5
Provisions	38.4	6.3	14.1	7.0	5.5	5.5
Write-offs	(8.6)	(1.8)	(3.5)	(1.2)	(1.0)	(1.1)
Recoveries	6.0	1.6	2.0	0.8	0.7	0.9
Balance as of June 30, 2020	$43.2	$7.3	$14.5	$7.2	$8.4	$5.8
The allowance for currently expected credit losses is calculated as the historical rate of customer write-offs multiplied by the current accounts receivable balance, taking into account the length of time the receivable balances have been outstanding. Although the rate of customer write-offs has historically experienced minimal variation, management monitors the current condition of individual customer accounts to manage collections and ensure bad debt expense is recorded in a timely manner.
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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2020, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2020 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Results of Operations

Net Income

Second Quarter 2020 Compared to Second Quarter 2019

Net income increased $9.9 million primarily due to lower other operation and maintenance expenses, partially offset by lower volume/weather.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net income increased $15.3 million primarily due to lower other operation and maintenance expenses and a formula rate plan regulatory provision recorded in the first quarter 2019 to reflect the historical year netting adjustment, partially offset by lower volume/weather and higher depreciation and amortization expenses.

Operating Revenues

Second Quarter 2020 Compared to Second Quarter 2019

Following is an analysis of the change in operating revenues comparing the second quarter 2020 to the second quarter 2019:

Amount
(In Millions)
2019 operating revenues	$542.9
Fuel, rider, and other revenues that do not significantly affect net income	(64.8)
Volume/weather	(14.2)
Retail electric price	1.0
Return of unprotected excess accumulated deferred income taxes to customers	26.9
2020 operating revenues	$491.8

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease of 316 GWh, or 7%, in billed electricity usage, including decreased commercial and small industrial usage as a result of the COVID-19 pandemic, and the effect of less favorable weather on residential sales, partially offset by an increase in residential usage as a result of the COVID-19 pandemic. Entergy Arkansas continues to expect declines in sales volume during 2020 due to the

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2020, as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In second quarter 2020, $1.4 million was collected from customers as compared to $25.5 million returned to customers in second quarter 2019. There is no effect on net income as the reduction in operating revenues in each period was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2020 to the six months ended June 30, 2019:

Amount
(In Millions)
2019 operating revenues	$1,088.7
Fuel, rider, and other revenues that do not significantly affect net income	(132.8)
Volume/weather	(33.3)
Retail electric price	5.7
Return of unprotected excess accumulated deferred income taxes to customers	45.4
2020 operating revenues	$973.7

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease of 525 GWh, or 5%, in billed electricity usage, including decreased commercial and small industrial usage as a result of the COVID-19 pandemic, and the effect of less favorable weather on residential sales, partially offset by an increase in residential usage as a result of the COVID-19 pandemic. Entergy Arkansas continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2020, as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In the six months ended June 30, 2020, $11.8 million was returned to customers as compared to $57.2 million in the

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
six months ended June 30, 2019. There is no effect on net income as the reduction in operating revenues in each period was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other Income Statement Variances

Second Quarter 2020 Compared to Second Quarter 2019

Other operation and maintenance expenses decreased primarily due to a decrease of $12.2 million in non-nuclear generation expenses primarily due to lower long-term service agreement expenses and a lower scope of work performed during plant outages in 2020 as compared to the same period in 2019, including a delay in planned outages in 2020 as a result of the COVID-19 pandemic, and a decrease of $8.4 million in nuclear generation expenses primarily due to lower nuclear labor costs, including contract labor.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory credits in the second quarter 2020 included $10.5 million in amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2019 formula rate plan filing.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $17.2 million in non-nuclear generation expenses primarily due to lower long-term service agreement expenses and a lower scope of work performed during plant outages in 2020 as compared to the same period in 2019, including a delay in planned outages in 2020 as a result of the COVID-19 pandemic;
•a decrease of $11.1 million in nuclear generation expenses primarily due to lower nuclear labor costs, including contract labor; and
•higher nuclear insurance refunds of $7.6 million.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory credits for the six months ended June 30, 2020 included $22.2 million in amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. Other regulatory credits for the six months ended June 30, 2019 included an additional provision of $11.5 million to reflect the current estimate of the historical year netting adjustment that was to be included in the 2019 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2019 formula rate plan filing.

Income Taxes

The effective income tax rate was 24.5% for the second quarter 2020. The difference in the effective income tax rate for the second quarter 2020 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 10.9% for the six months ended June 30, 2020. The difference in the effective income tax rate for the six months ended June 30, 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and permanent differences related to income tax deductions for stock-based compensation, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$3,519	$119

Cash flow provided by (used in):
Operating activities	287,031	353,554
Investing activities	(400,864)	(321,030)
Financing activities	112,887	(700)
Net increase (decrease) in cash and cash equivalents	(946)	31,824

Cash and cash equivalents at end of period	$2,573	$31,943

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities decreased $66.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to:

•the timing of recovery of fuel and purchased power costs;
•an increase of $22.7 million in spending on nuclear refueling outages in 2020;
•the timing of payments to vendors;
•the timing of collection of receivables from customers, in part due to the COVID-19 pandemic; and
•an increase of $8.2 million in pension contributions in 2020. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by:

•$25 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•a decrease in the return of unprotected excess accumulated deferred income taxes to customers in 2020 as compared to the same period in 2019. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Investing Activities

Net cash flow used in investing activities increased $79.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to:

•an increase of $65.7 million in storm spending;
•an increase of $55.8 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•an increase of $38.2 million in nuclear construction expenditures primarily as a result of work performed in 2020 on various ANO 2 outage projects.

The increase was partially offset by $55 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized and money pool activity. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $25.2 million for the six months ended June 30, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Arkansas’s financing activities provided $112.9 million of cash for the six months ended June 30, 2020 compared to using $0.7 million of cash for the six months ended June 30, 2019 primarily due to the following activity:

•money pool activity;
•a common equity distribution of $115 million in 2019 in order to maintain Entergy Arkansas’s capital structure;

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•the issuance of $100 million of 4.00% Series mortgage bonds in March 2020;
•the issuance of $350 million of 4.20% Series mortgage bonds in March 2019; and
•net long-term borrowings of $8.6 million in 2020 compared to net repayments of long-term borrowings of $39 million in 2019 on the Entergy Arkansas nuclear fuel company variable interest entity credit facility.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $4.2 million for the six months ended June 30, 2020 compared to decreasing by $182.7 million for the six months ended June 30, 2019.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table:

	June 30, 2020	December 31, 2019
Debt to capital	53.0%	53.0%
Effect of excluding the securitization bonds	—%	—%
Debt to capital, excluding securitization bonds (a)	53.0%	53.0%
Effect of subtracting cash	—%	—%
Net debt to net capital, excluding securitization bonds (a)	53.0%	53.0%

(a)Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas has experienced negative changes during 2020 to its customer payment patterns and its operating cash flow activity due to the COVID-19 pandemic, and expects them to continue throughout 2020. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Despite the effects of the pandemic on financial markets, Entergy Arkansas issued $100 million of long-term mortgage bonds in March 2020 and renewed its short-term credit facility. Additional discussion of Entergy Arkansas’s liquidity and capital resources follows.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
(In Thousands)
($25,865)	($21,634)	$25,166	($182,738)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in September 2024. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2021. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of June 30, 2020, no cash borrowings and no letters of credit were outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2020, a $4.5 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in September 2021.  As of June 30, 2020, $23.7 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

Searcy Solar Facility

As discussed in the Form 10-K, in May 2019, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the Searcy Solar Facility was in the public interest. In April 2020 the APSC issued an order approving Entergy Arkansas’s acquisition of the Searcy Solar facility as being in the public interest, but declined to approve Entergy Arkansas’s preferred cost recovery rider mechanism, finding instead, based on the particular facts and circumstances presented, that the formula rate plan rider was a sufficient recovery mechanism for this resource.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2020 Formula Rate Plan Filing

In July 2020, Entergy Arkansas filed with the APSC its 2020 formula rate plan filing to set its formula rate for the 2021 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2021 and a netting adjustment for the historical year 2019. Entergy Arkansas’s earned rate of return on common equity is 7.84% for the 2021 projected year and 9.07% for the 2019 historical year. The total revenue change is based upon a deficiency of approximately $80.7 million for the 2021 projected year and approximately $23.9 million for the 2019 historical year netting adjustment. The total proposed formula rate plan rider revenue change for 2021 is $104.6 million to produce a target rate of return of 9.75% for the projected year and the historical year. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeds the

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
constraint, the resulting increase is limited to $74.3 million. Also with this filing, Entergy Arkansas is requesting an extension of the formula rate plan rider for a second five-year term. A decision by the APSC is requested by mid-December 2020.

Energy Cost Recovery Rider

In March 2020, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease from $0.01462 per kWh to $0.01052 per kWh. The redetermined rate became effective with the first billing cycle in April 2020 through the normal operation of the tariff.

Opportunity Sales Proceeding

As discussed in the Form 10-K, the FERC’s opportunity sales orders have been appealed to the D.C. Circuit by Entergy, the LPSC, and the APSC. In February 2020 all of the appeals were consolidated and in April 2020 the D.C. Circuit established a briefing schedule. Briefing will occur through September 2020.

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

In July 2020 the APSC issued a decision concluding that the APSC was not preempted by the federal filed rate doctrine from considering the merits of Entergy Arkansas’s request, denying that the application is barred under the collateral estoppel aspect of res judicata, and finding that the application is not in the public interest. The order also directs Entergy Arkansas to refund to its retail customers within 30 days of the order the FERC-determined over-collection of $13.7 million, plus interest, associated with a recalculated bandwidth remedy. In addition to these primary findings, the order also denied the Attorney General’s request for Entergy Arkansas to prepare a compliance filing detailing all of the retail impacts from the opportunity sales and denied a request by the Arkansas Electric Energy Consumers to recalculate all costs using the revised responsibility ratio. Entergy Arkansas filed a motion for temporary stay of the 30-day requirement to allow Entergy Arkansas a reasonable opportunity to seek rehearing of the APSC order, but in July 2020 the APSC denied Entergy Arkansas’s request for a stay and directed Entergy Arkansas to refund to its retail ratepayers the component of the total FERC-determined opportunity sales payment that was associated with increased bandwidth remedy payments of $13.7 million, plus interest, by July 31, 2020. The APSC recognized Entergy Arkansas’s administrative limitations on processing the full refund by that date and stated that the refund shall be issued over the August 2020 billing cycle. While the APSC has denied Entergy Arkansas’s stay request, Entergy Arkansas believes its actions were prudent and, therefore, the costs are recoverable. In July 2020, Entergy Arkansas requested rehearing of the APSC order.

Net Metering Legislation

As discussed in the Form 10-K, an Arkansas law was enacted effective July 2019 that, among other things, expands the definition of a “net metering customer” to include two additional types of customers: (1) customers that lease net metering facilities, subject to certain leasing arrangements, and (2) government entities or other entities exempt from state and federal income taxes that enter into a service contract for a net metering facility. The latter provision would allow eligible entities, many of whom are small and large general service customers, to purchase renewable energy directly from third party providers and receive bill credits for these purchases. The APSC was given authority under this law to address certain matters, such as cost shifting and the appropriate compensation for net metered energy, and has initiated proceedings for this purpose. The APSC issued an order in June 2020, and in July 2020 several parties, including Entergy Arkansas, filed for rehearing on multiple grounds.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

COVID-19 Orders

In April 2020, in light of the COVID-19 pandemic, the APSC issued an order requiring utilities, to the extent they had not already done so, to suspend service disconnections during the remaining pendency of the Arkansas Governor’s emergency declaration or until the APSC rescinds the directive. The order also authorizes utilities to establish a regulatory asset to record costs resulting from the suspension of service disconnections, directs that in future proceedings the APSC will consider whether the request for recovery of these regulatory assets is reasonable and necessary, and requires utilities to track and report the costs and any savings directly attributable to suspension of disconnects. In May 2020 the APSC approved Entergy Arkansas expanding delayed payment arrangements to assist customers during the pandemic. Entergy Arkansas is still evaluating the recovery provided for by the order and, therefore, did not record as of June 30, 2020 a regulatory asset for costs associated with the COVID-19 pandemic.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$491,767	$542,929	$973,679	$1,088,741

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	52,692	108,596	140,103	260,755
Purchased power	42,171	48,285	88,212	95,343
Nuclear refueling outage expenses	13,552	17,194	29,799	34,442
Other operation and maintenance	164,770	188,006	316,627	354,466
Decommissioning	18,206	17,168	36,147	32,929
Taxes other than income taxes	27,172	27,181	58,232	55,544
Depreciation and amortization	84,538	77,061	168,059	152,908
Other regulatory credits - net	(19,283)	(10,336)	(39,284)	(9,891)
TOTAL	383,818	473,155	797,895	976,496

OPERATING INCOME	107,949	69,774	175,784	112,245

OTHER INCOME
Allowance for equity funds used during construction	3,878	3,372	6,795	6,800
Interest and investment income	8,246	4,222	16,184	10,405
Miscellaneous - net	(6,133)	(4,728)	(12,569)	(8,418)
TOTAL	5,991	2,866	10,410	8,787

INTEREST EXPENSE
Interest expense	35,969	35,827	71,592	69,210
Allowance for borrowed funds used during construction	(1,703)	(1,329)	(2,984)	(2,743)
TOTAL	34,266	34,498	68,608	66,467

INCOME BEFORE INCOME TAXES	79,674	38,142	117,586	54,565

Income taxes	19,504	(12,157)	12,821	(34,855)

NET INCOME	$60,170	$50,299	$104,765	$89,420

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$104,765	$89,420
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	243,126	231,968
Deferred income taxes, investment tax credits, and non-current taxes accrued	24,970	45,680
Changes in assets and liabilities:
Receivables	(10,360)	4,920
Fuel inventory	(12,704)	(4,707)
Accounts payable	(34,009)	(14,280)
Taxes accrued	(409)	(19,961)
Interest accrued	119	4,155
Deferred fuel costs	16,322	56,182
Other working capital accounts	(23,858)	23,275
Provisions for estimated losses	998	11,619
Other regulatory assets	(26,191)	(57,516)
Other regulatory liabilities	(50,637)	70,958
Pension and other postretirement liabilities	(419)	(12,487)
Other assets and liabilities	55,318	(75,672)
Net cash flow provided by operating activities	287,031	353,554

INVESTING ACTIVITIES
Construction expenditures	(406,940)	(309,696)
Allowance for equity funds used during construction	6,795	6,964
Payment for purchase of assets	(5,988)	—
Nuclear fuel purchases	(57,781)	(6,691)
Proceeds from sale of nuclear fuel	18,107	22,834
Proceeds from nuclear decommissioning trust fund sales	183,474	83,407
Investment in nuclear decommissioning trust funds	(194,776)	(93,516)
Change in money pool receivable - net	—	(25,166)
Changes in securitization account	1,244	834
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	55,001	—
Net cash flow used in investing activities	(400,864)	(321,030)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	335,902	659,913
Retirement of long-term debt	(226,366)	(361,823)
Changes in money pool payable - net	4,231	(182,738)
Common equity distributions paid	—	(115,000)
Other	(880)	(1,052)
Net cash flow provided by (used in) financing activities	112,887	(700)

Net increase (decrease) in cash and cash equivalents	(946)	31,824
Cash and cash equivalents at beginning of period	3,519	119
Cash and cash equivalents at end of period	$2,573	$31,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$69,276	$62,486

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,563	$3,519
Temporary cash investments	10	—
Total cash and cash equivalents	2,573	3,519
Securitization recovery trust account	2,792	4,036
Accounts receivable:
Customer	136,852	117,679
Allowance for doubtful accounts	(7,340)	(1,169)
Associated companies	37,835	29,178
Other	34,069	117,653
Accrued unbilled revenues	125,773	108,489
Total accounts receivable	327,189	371,830
Fuel inventory - at average cost	46,449	33,745
Materials and supplies - at average cost	226,429	211,320
Deferred nuclear refueling outage costs	57,241	48,875
Prepayments and other	18,656	14,096
TOTAL	681,329	687,421

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,109,840	1,101,283
Other	343	345
TOTAL	1,110,183	1,101,628

UTILITY PLANT
Electric	12,520,703	12,293,483
Construction work in progress	296,333	197,775
Nuclear fuel	167,409	195,547
TOTAL UTILITY PLANT	12,984,445	12,686,805
Less - accumulated depreciation and amortization	5,137,471	5,019,826
UTILITY PLANT - NET	7,846,974	7,666,979

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $— as of June 30, 2020 and $1,706 as of December 31, 2019)	1,693,041	1,666,850
Deferred fuel costs	67,955	67,690
Other	17,447	15,065
TOTAL	1,778,443	1,749,605

TOTAL ASSETS	$11,416,929	$11,205,633

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$395,000	$—
Accounts payable:
Associated companies	77,265	111,785
Other	189,134	202,201
Customer deposits	101,675	101,411
Taxes accrued	81,422	81,831
Interest accrued	22,907	22,788
Deferred fuel costs	70,308	53,721
Current portion of unprotected excess accumulated deferred income taxes	—	9,296
Other	42,901	38,760
TOTAL	980,612	621,793

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,221,140	1,183,126
Accumulated deferred investment tax credits	31,101	31,701
Regulatory liability for income taxes - net	466,850	478,174
Other regulatory liabilities	529,538	559,555
Decommissioning	1,276,988	1,242,616
Accumulated provisions	64,878	63,880
Pension and other postretirement liabilities	318,642	319,075
Long-term debt (includes securitization bonds of $— as of June 30, 2020 and $6,772 as of December 31, 2019)	3,233,588	3,517,208
Other	62,890	62,568
TOTAL	7,205,615	7,457,903

EQUITY
Member's equity	3,230,702	3,125,937
TOTAL	3,230,702	3,125,937

TOTAL LIABILITIES AND EQUITY	$11,416,929	$11,205,633

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2018	$2,983,103

Net income	39,121
Balance at March 31, 2019	3,022,224

Net income	50,299
Common equity distributions	(115,000)
Balance at June 30, 2019	$2,957,523

Balance at December 31, 2019	$3,125,937

Net income	44,595
Balance at March 31, 2020	3,170,532

Net income	60,170
Balance at June 30, 2020	$3,230,702

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$171	$158	$13	8
Commercial	106	125	(19)	(15)
Industrial	106	119	(13)	(11)
Governmental	4	5	(1)	(20)
Total billed retail	387	407	(20)	(5)
Sales for resale:
Associated companies	27	30	(3)	(10)
Non-associated companies	11	45	(34)	(76)
Other	67	61	6	10
Total	$492	$543	($51)	(9)

Billed Electric Energy Sales (GWh):
Residential	1,497	1,546	(49)	(3)
Commercial	1,176	1,346	(170)	(13)
Industrial	1,738	1,830	(92)	(5)
Governmental	52	57	(5)	(9)
Total retail	4,463	4,779	(316)	(7)
Sales for resale:
Associated companies	308	509	(201)	(39)
Non-associated companies	831	2,037	(1,206)	(59)
Total	5,602	7,325	(1,723)	(24)

	Six Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$391	$368	$23	6
Commercial	217	250	(33)	(13)
Industrial	207	240	(33)	(14)
Governmental	8	10	(2)	(20)
Total billed retail	823	868	(45)	(5)
Sales for resale:
Associated companies	52	59	(7)	(12)
Non-associated companies	27	95	(68)	(72)
Other	72	67	5	7
Total	$974	$1,089	($115)	(11)

Billed Electric Energy Sales (GWh):
Residential	3,572	3,751	(179)	(5)
Commercial	2,460	2,672	(212)	(8)
Industrial	3,549	3,675	(126)	(3)
Governmental	106	114	(8)	(7)
Total retail	9,687	10,212	(525)	(5)
Sales for resale:
Associated companies	711	1,106	(395)	(36)
Non-associated companies	1,977	4,556	(2,579)	(57)
Total	12,375	15,874	(3,499)	(22)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Results of Operations

Net Income

Second Quarter 2020 Compared to Second Quarter 2019

Net income decreased $12.6 million primarily due to lower volume/weather and higher interest expense, partially offset by higher retail electric price and lower other operation and maintenance expenses.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net income increased $49.1 million primarily due to the $58 million reduction in income tax expense resulting from an IRS settlement in the first quarter 2020 related to the uncertain tax position regarding the Hurricane Isaac Louisiana Act 55 financing, which also resulted in a $29 million ($21 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s agreement to share the savings with customers. Also contributing to the increase was higher retail electric price and lower other operation and maintenance expenses. The increase was partially offset by lower volume/weather, higher interest expense, and lower other income. See Note 10 to the financial statements herein for further discussion of the tax settlement.

Operating Revenues

Second Quarter 2020 Compared to Second Quarter 2019

Following is an analysis of the change in operating revenues comparing the second quarter 2020 to the second quarter 2019:

Amount
(In Millions)
2019 operating revenues	$1,106.3
Fuel, rider, and other revenues that do not significantly affect net income	(104.5)
Volume/weather	(30.8)
Return of unprotected excess accumulated deferred income taxes to customers	(1.3)
Retail electric price	42.0
2020 operating revenues	$1,011.7

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The volume/weather variance is primarily due to a decrease in usage during the unbilled sales period, decreased commercial usage as a result of the COVID-19 pandemic, and the effect of less favorable weather on residential sales, partially offset by an increase in residential usage as a result of the COVID-19 pandemic. Entergy Louisiana continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018. In second quarter 2020, $7.8 million was returned to customers as compared to $6.5 million in second quarter 2019. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an interim increase in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for the J. Wayne Leonard Power Station (formerly St. Charles Power Station) and an interim increase in formula rate plan revenues effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station, each as approved by the LPSC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2020 to the six months ended June 30, 2019:

Amount
(In Millions)
2019 operating revenues	$2,065.6
Fuel, rider, and other revenues that do not significantly affect net income	(172.0)
Volume/weather	(26.7)
Return of unprotected excess accumulated deferred income taxes to customers	(2.0)
Retail electric price	77.4
2020 operating revenues	$1,942.3

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to decreased commercial usage as a result of the COVID-19 pandemic, the effect of less favorable weather on residential sales, and a decrease in usage during the unbilled sales period, partially offset by an increase in residential usage as a result of the COVID-19 pandemic. Entergy Louisiana continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018. In the six months ended June 30, 2020, $15.6 million was returned to customers as compared to $13.6

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
million in the six months ended June 30, 2019. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an interim increase in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for the J. Wayne Leonard Power Station (formerly St. Charles Power Station) and an interim increase in formula rate plan revenues effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station, each as approved by the LPSC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

Other Income Statement Variances

Second Quarter 2020 Compared to Second Quarter 2019

Other operation and maintenance expenses decreased primarily due to:

•the effects of recording in second quarter 2020 final judgments to resolve claims in the Waterford 3 damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $7.7 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation;
•a decrease of $6.1 million in energy efficiency costs due to the timing of recovery from customers;
•a decrease of $5.3 million in non-nuclear generation expenses primarily due to a lower scope of work performed during plant outages in 2020 as compared to the same period in 2019, partially offset by increases resulting from the J. Wayne Leonard Power Station (formerly St. Charles Power Station) and the Lake Charles Power Station being placed in service;
•a decrease of $4.4 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services; and
•a decrease of $3.5 million in nuclear generation expenses primarily due to a lower scope of work performed in 2020 as compared to the same period in 2019.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Lake Charles Power Station, which was placed in service in March 2020 and the J. Wayne Leonard Power Station (formerly St. Charles Power Station), which was placed in service in May 2019.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2019, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station) project and the Lake Charles Power Station project.

Interest expense increased primarily due to the issuances of $300 million of 4.20% Series mortgage bonds and $350 million of 2.90% Series mortgage bonds, each in March 2020.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $9.4 million in nuclear generation expenses primarily due to a lower scope of work performed in 2020 as compared to the same period in 2019;
•a decrease of $9.2 million in non-nuclear generation expenses primarily due to a lower scope of work performed during plant outages in 2020 as compared to the same period in 2019, partially offset by increases resulting from the J. Wayne Leonard Power Station (formerly St. Charles Power Station) and the Lake Charles Power Station being placed in service;
•the effects of recording in second quarter 2020 final judgments to resolve claims in the Waterford 3 damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $7.7 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation;
•higher nuclear insurance refunds of $5.7 million; and
•a decrease of $4.7 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services.

The decrease was partially offset by an increase of $5.5 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities and an increase in employee health benefits costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station), which was placed in service in May 2019 and the Lake Charles Power Station, which was placed in service in March 2020.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2019, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station) project and the Lake Charles Power Station project.

Other regulatory credits include regulatory charges of $29 million recorded in first quarter 2020 due to a settlement with the IRS related to the uncertain tax position regarding Hurricane Isaac Louisiana Act 55 financing because the savings will be shared with customers. See Note 10 to the financial statements herein for further discussion of the settlement and savings obligation.

Interest expense increased primarily due to the issuance of $525 million of 4.20% Series mortgage bonds in March 2019 and the issuances of $300 million of 4.20% Series mortgage bonds and $350 million of 2.90% Series mortgage bonds, each in March 2020.

Income Taxes

The effective income tax rate was 17.4% for the second quarter 2020. The difference in the effective income tax rate for the second quarter 2020 versus the federal statutory rate of 21% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, the amortization of excess accumulated deferred income taxes, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The effective income tax rate was (4.1%) for the six months ended June 30, 2020. The difference in the effective income tax rate for the six months ended June 30, 2020 versus the federal statutory rate of 21% was primarily due to the settlement with the IRS on the treatment of funds received in conjunction with the Act 55 financing of Hurricane Isaac storm costs, permanent differences related to income tax deductions for stock-based compensation, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, book and tax differences related to the allowance for equity funds used during construction, the amortization of excess accumulated deferred income taxes, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein for discussion of the IRS settlement. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,006	$43,364

Cash flow provided by (used in):
Operating activities	726,789	473,220
Investing activities	(732,085)	(920,658)
Financing activities	467,025	448,813
Net increase in cash and cash equivalents	461,729	1,375

Cash and cash equivalents at end of period	$463,735	$44,739

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities increased $253.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to:

•the timing of payments to vendors;
•the timing of recovery of fuel and purchased power costs;
•a decrease of $63 million in spending on nuclear refueling outages;
•$28.1 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation; and
•income tax refunds of $20.7 million in 2020. Entergy Louisiana had income tax receipts in 2020 as a result of a refund of an overpayment on a prior year state income tax return.

The increase was partially offset by the timing of collection of receivables from customers, in part due to the COVID-19 pandemic, and an increase of $11.7 million in interest payments.

Investing Activities

Net cash flow used in investing activities decreased $188.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to:

•a decrease of $118.6 million in construction expenditures due to higher spending in 2019 on the Lake Charles Power Station and J. Wayne Leonard Power Station (formerly St. Charles Power Station) projects;
•a decrease of $107.1 million in nuclear construction expenditures primarily due to decreased spending on various projects in 2020;
•a decrease of $74 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•an increase of $42.6 million in net receipts from storm reserve escrow accounts.

The decrease was partially offset by:

•money pool activity;
•an increase of $26.4 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Louisiana’s distribution system, including increased spending on advanced metering infrastructure; and
•an increase of $24.9 million in storm spending in 2020.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $87.6 million for the six months ended June 30, 2020 compared to decreasing by $9.6 million for the six months ended June 30, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $18.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the issuances of $350 million of 2.90% Series mortgage bonds and $300 million of 4.20% Series mortgage bonds, each in March 2020, and a decrease of $85.5 million in common equity distributions in 2020 primarily due to upcoming capital expenditures.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The increase was substantially offset by:

•the issuance of $525 million of 4.20% Series mortgage bonds in March 2019;
•money pool activity; and
•net repayments of long-term borrowings of $59.9 million in 2020 compared to net long-term borrowings of $46.1 million in 2019 on the nuclear fuel company variable interest entities’ credit facilities.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $82.8 million for the six months ended June 30, 2020.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table.

	June 30, 2020	December 31, 2019
Debt to capital	53.9%	53.4%
Effect of excluding securitization bonds	(0.1%)	(0.1%)
Debt to capital, excluding securitization bonds (a)	53.8%	53.3%
Effect of subtracting cash	(1.5%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	52.3%	53.2%

(a)Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana has experienced negative changes during 2020 to its customer payment patterns and its operating cash flow activity due to the COVID-19 pandemic, and expects them to continue throughout 2020. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Despite the effects of the pandemic on financial markets Entergy Louisiana issued $650 million of long-term mortgage bonds in March 2020. Additional discussion of Entergy Louisiana’s liquidity and capital resources follows.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
(In Thousands)
$87,635	($82,826)	$37,212	$46,843

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in September 2024.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of June 30, 2020, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2020, $15.5 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in September 2021.  As of June 30, 2020, $44.1 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of June 30, 2020, $16.2 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Entergy Louisiana has $257 million in its storm reserve escrow account at June 30, 2020.

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

Retail Rates - Electric

2017 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the J. Wayne Leonard Power Station (formerly St. Charles Power Station). The resulting interim adjustment to rates became effective with the first billing cycle of June 2019. In June 2020, Entergy Louisiana submitted information to the LPSC to review the prudence of Entergy Louisiana’s management of the project. No procedural schedule has been established.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

2019 Formula Rate Plan Filing

In May 2020, Entergy Louisiana filed with the LPSC its formula rate plan evaluation report for its 2019 calendar year operations. The 2019 test year evaluation report produced an earned return on common equity of 9.66%. As such, no change to base rider formula rate plan revenue is required. Although base rider formula rate plan revenue will not change as a result of this filing, overall formula rate plan revenues will increase by approximately $103 million. This outcome is driven by the removal of prior year credits associated with the sale of the Willow Glen Power Station and an increase in the transmission recovery mechanism. Also contributing to the overall change is an increase in legacy formula rate plan revenue requirements driven by legacy Entergy Louisiana capacity cost true-ups and higher annualized legacy Entergy Gulf States Louisiana revenues due to higher billing determinants, offset by reductions in MISO cost recovery mechanism and tax reform adjustment mechanism revenue requirements.

Request for Extension and Modification of Formula Rate Plan

In May 2020, Entergy Louisiana filed with the LPSC its application for authority to extend its formula rate plan. In its application, Entergy Louisiana seeks to maintain a 9.8% return on equity, with a bandwidth of 60 basis points above and below the midpoint, with a first-year midpoint reset. Entergy Louisiana also seeks to maintain its existing additional capacity mechanism, tax reform adjustment mechanism, transmission recovery mechanism, and the MISO cost recovery mechanism. Entergy Louisiana also seeks to add a distribution cost recovery mechanism which operates in substantially the same manner as the transmission recovery mechanism and requests a deferral of certain expenses incurred for outside of right-of-way vegetation programs.

Retail Rates - Gas

2017 Rate Stabilization Plan Filing

As discussed in the Form 10-K, in January 2018 Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2017. As-filed rates from the supplemental filing were implemented, subject to refund, with customers receiving a cost reduction of approximately $0.7 million effective with bills rendered on and after the first billing cycle of May 2018, as well as a $0.2 million reduction in the gas infrastructure rider effective with bills rendered on and after the first billing cycle of July 2018. In October 2019 the LPSC staff issued its report finding that Entergy Louisiana’s filing complied with the terms of the rate stabilization plan but recommending an additional refund of $0.7 million related to the Tax Act. In June 2020, the LPSC approved a joint report acknowledging Entergy Louisiana’s prior refunds and offsets for flood recovery costs, and required a further refund of $0.8 million, inclusive of carrying costs.

Fuel and purchased power recovery

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. Discovery has not yet commenced.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
COVID-19 Orders

In April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. The suspension of late fees and disconnects for non-pay was extended until the first billing cycle after July 16, 2020. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of June 30, 2020, Entergy Louisiana recorded a regulatory asset of $10.7 million for costs associated with the COVID-19 pandemic.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)
	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,001,601	$1,094,259	$1,914,142	$2,030,952
Natural gas	10,051	12,058	28,157	34,695
TOTAL	1,011,652	1,106,317	1,942,299	2,065,647

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	161,610	220,472	306,102	367,821
Purchased power	153,786	223,014	314,529	480,320
Nuclear refueling outage expenses	13,654	13,391	27,284	26,199
Other operation and maintenance	226,216	250,835	448,874	476,723
Decommissioning	16,203	14,059	32,204	27,938
Taxes other than income taxes	48,718	46,658	98,795	96,340
Depreciation and amortization	154,255	130,246	299,390	256,380
Other regulatory credits - net	(19,202)	(33,878)	(8,070)	(61,538)
TOTAL	755,240	864,797	1,519,108	1,670,183

OPERATING INCOME	256,412	241,520	423,191	395,464

OTHER INCOME
Allowance for equity funds used during construction	6,055	20,671	20,942	44,585
Interest and investment income	93,807	49,498	74,138	121,484
Miscellaneous - net	(66,811)	(22,306)	(17,210)	(64,650)
TOTAL	33,051	47,863	77,870	101,419

INTEREST EXPENSE
Interest expense	86,296	77,631	165,813	152,334
Allowance for borrowed funds used during construction	(3,202)	(9,737)	(10,334)	(21,104)
TOTAL	83,094	67,894	155,479	131,230

INCOME BEFORE INCOME TAXES	206,369	221,489	345,582	365,653

Income taxes	35,910	38,405	(14,273)	54,936

NET INCOME	$170,459	$183,084	$359,855	$310,717

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)
	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)

Net Income	$170,459	$183,084	$359,855	$310,717
Other comprehensive income (loss)
Pension and other postretirement liabilities (net of tax expense (benefit) of ($334), ($342), $3,006, and ($684))	(945)	(969)	8,522	(1,938)
Other comprehensive income (loss)	(945)	(969)	8,522	(1,938)
Comprehensive Income	$169,514	$182,115	$368,377	$308,779

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$359,855	$310,717
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	392,286	316,343
Deferred income taxes, investment tax credits, and non-current taxes accrued	(1,353)	99,015
Changes in working capital:
Receivables	(38,175)	(75,330)
Fuel inventory	(2,233)	(1,651)
Accounts payable	(37,576)	(25,686)
Prepaid taxes and taxes accrued	91,662	46,654
Interest accrued	3,689	1,918
Deferred fuel costs	(763)	(40,096)
Other working capital accounts	(13,069)	(64,715)
Changes in provisions for estimated losses	(38,621)	1,612
Changes in other regulatory assets	48,536	(88,911)
Changes in other regulatory liabilities	(42,203)	26,565
Changes in pension and other postretirement liabilities	(34,280)	(7,513)
Other	39,034	(25,702)
Net cash flow provided by operating activities	726,789	473,220

INVESTING ACTIVITIES
Construction expenditures	(690,049)	(900,264)
Allowance for equity funds used during construction	20,942	44,585
Payment for purchase of assets	(14,511)	—
Nuclear fuel purchases	(24,086)	(63,026)
Proceeds from the sale of nuclear fuel	35,041	—
Receipts from storm reserve escrow account	40,589	—
Payments to storm reserve escrow account	(1,398)	(3,382)
Changes to securitization account	755	406
Proceeds from nuclear decommissioning trust fund sales	223,736	195,433
Investment in nuclear decommissioning trust funds	(240,559)	(211,083)
Changes in money pool receivable - net	(87,635)	9,633
Insurance proceeds	—	7,040
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	5,090	—
Net cash flow used in investing activities	(732,085)	(920,658)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,401,887	1,883,990
Retirement of long-term debt	(826,456)	(1,332,807)
Change in money pool payable - net	(82,826)	—
Common equity distributions paid	(16,500)	(102,000)
Other	(9,080)	(370)
Net cash flow provided by financing activities	467,025	448,813

Net increase in cash and cash equivalents	461,729	1,375
Cash and cash equivalents at beginning of period	2,006	43,364
Cash and cash equivalents at end of period	$463,735	$44,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$157,926	$146,256
Income taxes	($20,684)	$—

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2020 and December 31, 2019
(Unaudited)

	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$296	$488
Temporary cash investments	463,439	1,518
Total cash and cash equivalents	463,735	2,006
Accounts receivable:
Customer	238,585	194,869
Allowance for doubtful accounts	(14,516)	(1,902)
Associated companies	151,992	77,212
Other	47,547	42,179
Accrued unbilled revenues	183,761	169,201
Total accounts receivable	607,369	481,559
Fuel inventory	43,846	41,613
Materials and supplies - at average cost	378,623	354,020
Deferred nuclear refueling outage costs	32,382	56,743
Prepaid taxes	—	7,959
Prepayments and other	54,725	37,837
TOTAL	1,580,680	981,737

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,565,006	1,563,812
Storm reserve escrow account	256,684	295,875
Non-utility property - at cost (less accumulated depreciation)	317,337	312,896
Other	13,134	13,476
TOTAL	3,542,748	3,576,646

UTILITY PLANT
Electric	23,763,970	22,620,365
Natural gas	241,943	235,678
Construction work in progress	670,116	1,383,603
Nuclear fuel	200,277	267,779
TOTAL UTILITY PLANT	24,876,306	24,507,425
Less - accumulated depreciation and amortization	9,183,284	9,118,524
UTILITY PLANT - NET	15,693,022	15,388,901

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $17,413 as of June 30, 2020 and $27,596 as of December 31, 2019)	1,266,675	1,315,211
Deferred fuel costs	168,122	168,122
Other	30,258	33,491
TOTAL	1,465,055	1,516,824

TOTAL ASSETS	$22,281,505	$21,464,108

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2020 and December 31, 2019
(Unaudited)

	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$560,002	$320,002
Accounts payable:
Associated companies	78,264	187,615
Other	493,796	357,206
Customer deposits	152,593	153,097
Taxes accrued	83,703	—
Interest accrued	91,433	87,744
Deferred fuel costs	54,882	55,645
Current portion of unprotected excess accumulated deferred income taxes	31,138	31,138
Other	69,084	64,668
TOTAL	1,614,895	1,257,115

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,484,034	2,464,513
Accumulated deferred investment tax credits	109,723	112,128
Regulatory liability for income taxes - net	478,327	500,083
Other regulatory liabilities	773,693	794,140
Decommissioning	1,534,849	1,497,349
Accumulated provisions	281,798	320,419
Pension and other postretirement liabilities	644,364	677,619
Long-term debt (includes securitization bonds of $22,610 as of June 30, 2020 and $33,220 as of December 31, 2019)	7,319,739	6,983,667
Other	291,111	459,957
TOTAL	13,917,638	13,809,875

Commitments and Contingencies

EQUITY
Member's equity	6,735,888	6,392,556
Accumulated other comprehensive loss	13,084	4,562
TOTAL	6,748,972	6,397,118

TOTAL LIABILITIES AND EQUITY	$22,281,505	$21,464,108

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2018	$5,909,071	($6,153)	$5,902,918

Net income	127,633	—	127,633
Other comprehensive loss	—	(969)	(969)
Distributions declared on common equity	(49,000)	—	(49,000)
Other	(11)	—	(11)
Balance at March 31, 2019	5,987,693	(7,122)	5,980,571

Net income	183,084	—	183,084
Other comprehensive loss	—	(969)	(969)
Distributions declared on common equity	(53,000)	—	(53,000)
Other	(14)	—	(14)
Balance at June 30, 2019	$6,117,763	($8,091)	$6,109,672

Balance at December 31, 2019	$6,392,556	$4,562	$6,397,118

Net income	189,396	—	189,396
Other comprehensive income	—	9,467	9,467
Distributions declared on common equity	(11,500)	—	(11,500)
Other	(10)	—	(10)
Balance at March 31, 2020	6,570,442	14,029	6,584,471

Net income	170,459	—	170,459
Other comprehensive loss	—	(945)	(945)
Distributions declared on common equity	(5,000)	—	(5,000)
Other	(13)	—	(13)
Balance at June 30, 2020	$6,735,888	$13,084	$6,748,972

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$301	$290	$11	4
Commercial	209	232	(23)	(10)
Industrial	335	385	(50)	(13)
Governmental	17	18	(1)	(6)
Total billed retail	862	925	(63)	(7)
Sales for resale:
Associated companies	70	67	3	4
Non-associated companies	13	16	(3)	(19)
Other	57	86	(29)	(34)
Total	$1,002	$1,094	($92)	(8)

Billed Electric Energy Sales (GWh):
Residential	3,239	3,121	118	4
Commercial	2,455	2,720	(265)	(10)
Industrial	7,427	7,493	(66)	(1)
Governmental	189	205	(16)	(8)
Total retail	13,310	13,539	(229)	(2)
Sales for resale:
Associated companies	1,407	854	553	65
Non-associated companies	544	402	142	35
Total	15,261	14,795	466	3

	Six Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$561	$554	$7	1
Commercial	411	439	(28)	(6)
Industrial	657	732	(75)	(10)
Governmental	34	35	(1)	(3)
Total billed retail	1,663	1,760	(97)	(6)
Sales for resale:
Associated companies	136	135	1	1
Non-associated companies	25	32	(7)	(22)
Other	90	104	(14)	(13)
Total	$1,914	$2,031	($117)	(6)

Billed Electric Energy Sales (GWh):
Residential	6,214	6,201	13	—
Commercial	4,914	5,239	(325)	(6)
Industrial	14,877	14,836	41	—
Governmental	388	408	(20)	(5)
Total retail	26,393	26,684	(291)	(1)
Sales for resale:
Associated companies	2,748	1,934	814	42
Non-associated companies	1,001	907	94	10
Total	30,142	29,525	617	2

ENTERGY MISSISSIPPI, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Results of Operations

Net Income

Second Quarter 2020 Compared to Second Quarter 2019

Net income increased $12.2 million primarily due to higher retail electric price, partially offset by higher depreciation and amortization expenses.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net income increased $19.4 million primarily due to higher retail electric price, partially offset by higher depreciation and amortization expenses.

Operating Revenues

Second Quarter 2020 Compared to Second Quarter 2019

Following is an analysis of the change in operating revenues comparing the second quarter 2020 to the second quarter 2019:

Amount
(In Millions)
2019 operating revenues	$302.7
Fuel, rider, and other revenues that do not significantly affect net income	(23.6)
Volume/weather	(2.1)
Retail electric price	21.0
2020 operating revenues	$298.0

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to decreased commercial usage as a result of the COVID-19 pandemic and the effect of less favorable weather on residential sales. The decrease was partially offset by increased usage during the unbilled sales period and an increase in residential usage as a result of the COVID-19 pandemic. Entergy Mississippi continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to increases in formula rate plan rates effective with the first billing cycles of July 2019 and April 2020 and an interim capacity rate adjustment to the formula rate plan to recover non-fuel related costs of acquiring and operating the Choctaw Generating Station, each as approved by the MPSC. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2020 to the six months ended June 30, 2019:

Amount
(In Millions)
2019 operating revenues	$585.0
Fuel, rider, and other revenues that do not significantly affect net income	(29.5)
Retail electric price	40.4
Volume/weather	(4.0)
2020 operating revenues	$591.9

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

The retail electric price variance is primarily due to:

•increases in formula rate plan rates effective with the first billing cycles of July 2019 and April 2020 and an interim capacity rate adjustment to the formula rate plan to recover non-fuel related costs of acquiring and operating the Choctaw Generating Station, each as approved by the MPSC; and
•higher storm damage rider revenues. Entergy Mississippi resumed billing the storm damage rider effective with the July 2019 billing cycle.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings. See Note 2 to the financial statements in the Form 10-K for further discussion of the storm damage rider.

The volume/weather variance is primarily due to decreased commercial usage as a result of the COVID-19 pandemic and the effect of less favorable weather on residential sales. The decrease was partially offset by increased usage during the unbilled sales period and an increase in residential usage as a result of the COVID-19 pandemic. Entergy Mississippi continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Other Income Statement Variances

Second Quarter 2020 Compared to Second Quarter 2019

Other operation and maintenance expenses decreased primarily due to a decrease of $6.4 million in non-nuclear generation expenses primarily due to a lower scope of work done during plant outages in 2020 as compared to 2019, including a delay in planned outages in 2020 as a result of the COVID-19 pandemic. The decrease was partially offset by an increase of $4.3 million in storm damage provisions. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

Depreciation and amortization expenses increased primarily as a result of additions to plant in service and higher depreciation rates effective July 2019, as approved by the MPSC.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Other operation and maintenance expenses increased primarily due to an increase of $8.8 million in storm damage provisions, partially offset by a decrease of $8.2 million in non-nuclear generation expenses primarily due to a lower scope of work done during plant outages in 2020 as compared to the same period in 2019, including a delay in planned outages as a result of the COVID-19 pandemic. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

Depreciation and amortization expenses increased primarily as a result of higher depreciation rates effective July 2019, as approved by the MPSC, and additions to plant in service.

Income Taxes

The effective income tax rate was 22.6% for the second quarter 2020. The difference in the effective income tax rate for the second quarter 2020 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 17.8% for the six months ended June 30, 2020. The difference in the effective income tax rate for the six months ended June 30, 2020 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items and permanent differences related to income tax deductions for stock-based compensation, partially offset by state income taxes. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

The effective income tax rate was 20.8% for the second quarter 2019 and 19.9% for the six months ended June 30, 2019. The differences in the effective income tax rates for the second quarter 2019 and the six months ended June 30, 2019 versus the federal statutory rate of 21% were primarily due to book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds during construction, partially offset by state income taxes.

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

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$51,601	$36,954

Cash flow provided by (used in):
Operating activities	112,422	70,969
Investing activities	(261,597)	(271,691)
Financing activities	167,758	288,216
Net increase in cash and cash equivalents	18,583	87,494

Cash and cash equivalents at end of period	$70,184	$124,448

Operating Activities

Net cash flow provided by operating activities increased $41.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the timing of payments to vendors. The increase was partially offset by the timing of recovery of fuel and purchased power costs and the timing of collections of receivables from customers, in part due to the COVID-19 pandemic.

Investing Activities

Net cash flow used in investing activities decreased $10.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to money pool activity, substantially offset by $38.6 million in storm spending in 2020 and $24.6 million in plant upgrades for the Choctaw Generating Station in March 2020.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $31.4 million for the six months ended June 30, 2020 compared to increasing by $65.4 million for the six months ended June 30, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $120.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the issuance of $300 million of 3.85% Series mortgage bonds in June 2019, partially offset by the issuance of $170 million of 3.5% Series mortgage bonds in May 2020. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to the issuance of $170 million of mortgage bonds in May 2020.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

	June 30, 2020	December 31, 2019
Debt to capital	52.7%	51.2%
Effect of subtracting cash	(1.0%)	(0.8%)
Net debt to net capital	51.7%	50.4%

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

Entergy Mississippi has experienced negative changes during 2020 to its customer payment patterns and its operating cash flow activity due to the COVID-19 pandemic, and expects them to continue throughout 2020. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Despite the effects of the pandemic on financial markets Entergy Mississippi renewed its short-term credit facilities in April 2020 and issued $170 million of long-term mortgage bonds in May 2020. Additional discussion of Entergy Mississippi’s liquidity and capital resources follows.

Entergy Mississippi’s receivables from the money pool were as follows:

June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
(In Thousands)
$13,311	$44,693	$106,760	$41,380

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in April 2021. No borrowings were outstanding under the credit facilities as of June 30, 2020.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of June 30, 2020, $2.5 million of MISO letters of credit and $7.1 million of non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Mississippi has $33 million in its storm reserve escrow account at June 30, 2020.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Sunflower Solar Facility

In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project will be built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  In December 2018, Entergy Mississippi filed a joint petition with Sunflower Solar Project at the MPSC for Sunflower Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi has proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility. In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism. Recovery through the interim capacity rate adjustment requires MPSC approval for each new resource. In August 2019 consultants retained by the Mississippi Public Utilities Staff filed a report expressing concerns regarding the project economics. In March 2020, Entergy Mississippi filed supplemental testimony addressing questions and observations raised by the consultants retained by the Mississippi Public Utilities Staff and proposing an alternative structure for the transaction that would reduce its cost. A hearing before the MPSC was held in March 2020. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar Facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions including: (i) that Entergy Mississippi pursue a partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the level of recoverable costs. Closing is targeted to occur by the end of 2021.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Formula Rate Plan Filings

See the Form 10-K for revisions to Entergy Mississippi’s formula rate plan approved by the MPSC in December 2019. In January 2020 Entergy Mississippi began billing an interim capacity rate adjustment rider to recover the $59 million first-year annual revenue requirement associated with the non-fuel ownership costs of the Choctaw Generating Station. Also, effective with the April 2020 billing cycle, Entergy Mississippi implemented a rider to recover $22 million in vegetation management costs. Vegetation management costs were previously recovered through the formula rate plan.

In March 2020, Entergy Mississippi submitted its formula rate plan 2020 test year filing and 2019 look-back filing showing Entergy Mississippi’s earned return for the historical 2019 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2020 calendar year to be below the formula rate plan bandwidth. The 2020 test year filing shows a $24.6 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.51% return on rate base, within the formula rate plan bandwidth. The 2019 look-back filing compares actual 2019 results to the approved benchmark return on rate base and reflects the need for a $7.3 million interim increase in formula rate plan revenues. In accordance with the MPSC-approved revisions to the formula rate plan, Entergy Mississippi

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
implemented a $24.3 million interim rate increase, reflecting a cap equal to 2% of 2019 retail revenues, effective with the April 2020 billing cycle, subject to refund. In June 2020, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed that the 2020 test year filing that showed a $23.8 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.51% return on rate base, within the formula rate plan bandwidth. Pursuant to the joint stipulation, Entergy Mississippi’s 2019 look-back filing reflected an earned return on rate base of 6.75% in calendar year 2019, which is within the look-back bandwidth. As a result, there is no change in formula rate plan revenues in the 2019 look-back filing. In June 2020 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2020.

Fuel and purchased power recovery

In November 2019, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation included $39.6 million of prior over-recovery flowing back to customers beginning February 2020. Entergy Mississippi’s balance in its deferred fuel account did not decrease as expected after implementation of the new factor. In an effort to assist customers during the COVID-19 pandemic, in May 2020, Entergy Mississippi requested an interim adjustment to the energy cost recovery rider to credit approximately $50 million from the over-recovered balance in the deferred fuel account to customers over four consecutive billing months, June through September 2020. The MPSC approved this interim adjustment in May 2020 effective for June 2020 bills.

COVID-19 Orders

In March 2020 the MPSC issued an order suspending disconnections for a period of sixty days. The MPSC extended the order on disconnections through May 26, 2020. In April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. As of June 30, 2020, Entergy Mississippi recorded a regulatory asset of $6 million for costs associated with the COVID-19 pandemic.

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

Entergy Mississippi, LLC
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

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$297,954	$302,737	$591,876	$584,981

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	38,730	47,391	102,027	100,620
Purchased power	56,679	73,720	109,322	145,175
Other operation and maintenance	66,343	66,921	128,680	126,104
Taxes other than income taxes	22,697	25,813	49,887	51,940
Depreciation and amortization	52,296	39,718	103,451	78,806
Other regulatory charges (credits) - net	(6,496)	3,567	(10,377)	5,937
TOTAL	230,249	257,130	482,990	508,582

OPERATING INCOME	67,705	45,607	108,886	76,399

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,588	2,349	3,027	4,262
Interest and investment income	135	397	255	549
Miscellaneous - net	(2,589)	(327)	(4,885)	(590)
TOTAL	(866)	2,419	(1,603)	4,221

INTEREST EXPENSE
Interest expense	17,192	15,342	33,775	29,882
Allowance for borrowed funds used during construction	(634)	(1,006)	(1,185)	(1,791)
TOTAL	16,558	14,336	32,590	28,091

INCOME BEFORE INCOME TAXES	50,281	33,690	74,693	52,529

Income taxes	11,388	7,023	13,274	10,464

NET INCOME	$38,893	$26,667	$61,419	$42,065

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$61,419	$42,065
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	103,451	78,806
Deferred income taxes, investment tax credits, and non-current taxes accrued	13,126	19,924
Changes in assets and liabilities:
Receivables	7,076	(6,288)
Fuel inventory	(5,747)	(4,265)
Accounts payable	9,943	4,545
Taxes accrued	(34,195)	(46,815)
Interest accrued	1,399	2,022
Deferred fuel costs	(2,840)	26,126
Other working capital accounts	135	1,850
Provisions for estimated losses	(1,782)	(6,274)
Other regulatory assets	(28,290)	(13,248)
Other regulatory liabilities	(11,548)	(17,754)
Pension and other postretirement liabilities	(5,353)	(3,323)
Other assets and liabilities	5,628	(6,402)
Net cash flow provided by operating activities	112,422	70,969

INVESTING ACTIVITIES
Construction expenditures	(267,231)	(210,263)
Allowance for equity funds used during construction	3,027	4,262
Changes in money pool receivable - net	31,382	(65,380)
Payment for the purchase of assets	(28,612)	—
Other	(163)	(310)
Net cash flow used in investing activities	(261,597)	(271,691)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	165,408	293,051
Common equity distributions paid	(2,500)	—
Other	4,850	(4,835)
Net cash flow provided by financing activities	167,758	288,216

Net increase in cash and cash equivalents	18,583	87,494
Cash and cash equivalents at beginning of period	51,601	36,954
Cash and cash equivalents at end of period	$70,184	$124,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$31,196	$26,563

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS
June 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$12	$11
Temporary cash investments	70,172	51,590
Total cash and cash equivalents	70,184	51,601
Accounts receivable:
Customer	82,289	92,050
Allowance for doubtful accounts	(7,195)	(636)
Associated companies	16,750	49,257
Other	9,549	14,986
Accrued unbilled revenues	63,232	47,426
Total accounts receivable	164,625	203,083
Fuel inventory - at average cost	20,886	15,139
Materials and supplies - at average cost	54,604	57,972
Prepayments and other	10,622	7,149
TOTAL	320,921	334,944

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,552	4,560
Escrow accounts	80,365	80,201
TOTAL	84,917	84,761

UTILITY PLANT
Electric	5,832,362	5,672,589
Construction work in progress	144,951	88,373
TOTAL UTILITY PLANT	5,977,313	5,760,962
Less - accumulated depreciation and amortization	1,941,524	1,894,000
UTILITY PLANT - NET	4,035,789	3,866,962

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	406,262	377,972
Other	16,269	10,105
TOTAL	422,531	388,077

TOTAL ASSETS	$4,864,158	$4,674,744

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$38,478	$48,090
Other	101,418	94,729
Customer deposits	86,267	85,938
Taxes accrued	56,466	90,661
Interest accrued	20,299	18,900
Deferred fuel costs	67,562	70,402
Other	48,043	32,667
TOTAL	418,533	441,387

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	615,383	594,832
Accumulated deferred investment tax credits	9,522	9,602
Regulatory liability for income taxes - net	232,053	236,988
Other regulatory liabilities	14,899	21,512
Asset retirement cost liabilities	9,497	9,727
Accumulated provisions	48,239	50,021
Pension and other postretirement liabilities	94,064	99,406
Long-term debt	1,780,040	1,614,129
Other	40,858	54,989
TOTAL	2,844,555	2,691,206

Commitments and Contingencies

EQUITY
Member's equity	1,601,070	1,542,151
TOTAL	1,601,070	1,542,151

TOTAL LIABILITIES AND EQUITY	$4,864,158	$4,674,744

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2018	$1,292,226

Net income	15,398
Balance at March 31, 2019	1,307,624

Net income	26,667
Balance at June 30, 2019	$1,334,291

Balance at December 31, 2019	$1,542,151

Net income	22,526
Common equity distributions	(2,500)
Balance at March 31, 2020	1,562,177

Net income	38,893
Balance at June 30, 2020	$1,601,070

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$112	$117	($5)	(4)
Commercial	90	102	(12)	(12)
Industrial	36	39	(3)	(8)
Governmental	10	11	(1)	(9)
Total billed retail	248	269	(21)	(8)
Sales for resale:
Non-associated companies	18	5	13	260
Other	32	29	3	10
Total	$298	$303	($5)	(2)

Billed Electric Energy Sales (GWh):
Residential	1,117	1,160	(43)	(4)
Commercial	967	1,105	(138)	(12)
Industrial	562	588	(26)	(4)
Governmental	90	103	(13)	(13)
Total retail	2,736	2,956	(220)	(7)
Sales for resale:
Non-associated companies	1,039	214	825	386
Total	3,775	3,170	605	19

	Six Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$239	$246	($7)	(3)
Commercial	187	200	(13)	(7)
Industrial	72	76	(4)	(5)
Governmental	20	21	(1)	(5)
Total billed retail	518	543	(25)	(5)
Sales for resale:
Non-associated companies	33	10	23	230
Other	41	32	9	28
Total	$592	$585	$7	1

Billed Electric Energy Sales (GWh):
Residential	2,367	2,475	(108)	(4)
Commercial	1,973	2,145	(172)	(8)
Industrial	1,118	1,154	(36)	(3)
Governmental	184	201	(17)	(8)
Total retail	5,642	5,975	(333)	(6)
Sales for resale:
Non-associated companies	1,866	380	1,486	391
Total	7,508	6,355	1,153	18

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Results of Operations

Net Income

Second Quarter 2020 Compared to Second Quarter 2019

Net income decreased $8.1 million primarily due to lower retail electric price and lower volume/weather, partially offset by lower other operation and maintenance expenses.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net income decreased $5.9 million primarily due to lower retail electric price and lower volume/weather, partially offset by a lower effective income tax rate and lower other operation and maintenance expenses.

Operating Revenues

Second Quarter 2020 Compared to Second Quarter 2019

Following is an analysis of the change in operating revenues comparing the second quarter 2020 to the second quarter 2019:

Amount
(In Millions)
2019 operating revenues	$175.8
Fuel, rider, and other revenues that do not significantly affect net income	(15.1)
Retail electric price	(8.3)
Volume/weather	(5.1)
2020 operating revenues	$147.3

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to the effects of a rate reduction implemented with April 2020 bills that was effective August 2019 in accordance with the City Council resolution and related agreement in principle reached in the 2018 base rate case. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the rate case.

The volume/weather variance is primarily due to a decrease of 126 GWh, or 9%, in billed electricity usage, including the effect of decreased commercial and governmental usage as a result of the COVID-19 pandemic.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2020 to the six months ended June 30, 2019:

Amount
(In Millions)
2019 operating revenues	$339.0
Fuel, rider, and other revenues that do not significantly affect net income	(22.4)
Retail electric price	(14.9)
Volume/weather	(5.1)
2020 operating revenues	$296.6

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to the effects of a rate reduction implemented with April 2020 bills that was effective August 2019 in accordance with the City Council resolution and related agreement in principle reached in the 2018 base rate case. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the rate case.

The volume/weather variance is primarily due to a decrease of 124 GWh, or 5%, in billed electricity usage, including the effect of decreased commercial and governmental usage as a result of the COVID-19 pandemic and the effect of less favorable weather on residential sales, partially offset by an increase in residential usage as a result of the COVID-19 pandemic. Entergy New Orleans continues to expect a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial customer class. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Other Income Statement Variances

Second Quarter 2020 Compared to Second Quarter 2019

Other operation and maintenance expenses decreased primarily due to a decrease of $2.1 million in information technology costs primarily due to lower costs related to applications and infrastructure support and a decrease of $1.1 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services.

Interest expense increased primarily due to the issuance of:

•$78 million of 3.00% Series mortgage bonds in March 2020;
•$62 million of 3.75% Series mortgage bonds in March 2020; and
•a $70 million term loan at 3.0% in December 2019.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Other operation and maintenance expenses decreased primarily due to a decrease of $2.8 million in information technology costs primarily due to lower costs related to applications and infrastructure support and a decrease of $1.2 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services, partially offset by an increase of $1.1 million in loss provisions.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) include regulatory credits recorded in first quarter 2020 to reflect compliance with terms of the 2018 combined rate case resolution approved by the City Council in February 2020. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the rate case resolution.

Interest expense increased primarily due to the issuance of:

•a $70 million term loan at 3.0% in December 2019;
•$78 million of 3.00% Series mortgage bonds in March 2020; and
•$62 million of 3.75% Series mortgage bonds in March 2020.

Income Taxes

The effective income tax rate was (53.5%) for the second quarter 2020. The difference in the effective income tax rate for the second quarter 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes and the provision for uncertain tax positions. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was (38.2%) for the six months ended June 30, 2020. The difference in the effective income tax rate for the six months ended June 30, 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, book and tax differences related to the allowance for equity funds used during construction, and permanent differences related to income tax deductions for stock-based compensation, partially offset by the provision for uncertain tax positions and state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,017	$19,677

Cash flow provided by (used in):
Operating activities	24,660	29,365
Investing activities	(112,552)	(78,716)
Financing activities	112,620	29,973
Net increase (decrease) in cash and cash equivalents	24,728	(19,378)

Cash and cash equivalents at end of period	$30,745	$299

Operating Activities

Net cash flow provided by operating activities decreased $4.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to:

•the timing of collection of receivables from customers, in part due to the COVID-19 pandemic;
•income tax payments of $3.3 million made in 2020 in accordance with an intercompany tax allocation agreement; and
•an increase of $1.4 million in interest paid in 2020.

The decrease was partially offset by the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities increased $33.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to money pool activity and an increase of $7.2 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy New Orleans’s distribution system, including increased spending on advanced metering infrastructure.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $0.6 million for the six months ended June 30, 2020 compared to decreasing $22 million for the six months ended June 30, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $82.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the issuance of $78 million of 3.00% Series mortgage bonds and the issuance of $62 million of 3.75% Series mortgage bonds, each in March 2020. The increase was partially offset by money pool activity and repayments of $20 million on long-term credit borrowings in 2020.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased $36.3 million for the six months ended June 30, 2019.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of $140 million of mortgage bonds in March 2020.

	June 30, 2020	December 31, 2019
Debt to capital	56.9%	53.1%
Effect of excluding securitization bonds	(1.8%)	(2.4%)
Debt to capital, excluding securitization bonds (a)	55.1%	50.7%
Effect of subtracting cash	(1.2%)	(0.3%)
Net debt to net capital, excluding securitization bonds (a)	53.9%	50.4%

(a)Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy New Orleans has experienced negative changes during 2020 to its customer payment patterns and its operating cash flow activity due to the COVID-19 pandemic, and expects them to continue throughout 2020. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Despite the effects of the pandemic on financial markets Entergy New Orleans issued $140 million of long-term mortgage bonds in March 2020. Additional discussion of Entergy New Orleans’s liquidity and capital resources follows.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
(In Thousands)
$5,777	$5,191	($36,303)	$22,016

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2021. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of June 30, 2020, there were no cash borrowings and an $0.8 million letter of credit outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2020, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy New Orleans has $83 million in its storm reserve escrow account at June 30, 2020. As discussed in “COVID-19 Orders” below, the City Council has directed Entergy New Orleans to use approximately $15 million of its storm reserve escrow to fund the City Council Cares Program.

New Orleans Power Station

As discussed in the Form 10-K, in June 2019, a state court judge in New Orleans affirmed the City Council’s approval of the New Orleans Power Station and dismissed the petition for judicial review of that decision that had been filed in April 2018. The petitioners have filed an appeal of that ruling. Also in June 2019, with regard to the lawsuit challenging the City Council’s decision on the basis of a violation of the open meetings law, the same state court judge in New Orleans ruled that there was a violation of the open meetings law at the February 2018 meeting of the City Council’s Utility Committee at which that Committee considered the New Orleans Power Station approval, and further ruled that, although there was no violation of the open meetings law at the March 2018 City Council meeting at which the New Orleans Power Station was approved, both the approval of the Utility Committee and the approval of the City Council were void. The City Council and Entergy New Orleans each filed a suspensive appeal of the open meetings law ruling. A suspensive appeal suspends the effect of the judgment in the open meetings law proceeding while the appeal is being taken. The petitioners sought in the state appellate court, and then at the Louisiana Supreme Court, to terminate the suspension of the effect of the judgment, but both courts declined to do so. Oral argument in both cases was heard in January 2020. In February 2020 the state appellate court reversed the lower court’s ruling that the City Council’s approval of the New Orleans Power Station was void due to a violation of the open meetings law at the City Council’s Utility Committee meeting in February 2018.  The state appellate court ruled that there was no violation of the open meetings law at the City Council meeting in March 2018 and that the lower court erred in voiding the City Council resolution approving the New Orleans Power Station.  In March 2020 the appellees in that proceeding filed a writ application with the Louisiana Supreme Court seeking review of the appellate court’s decision and several New Orleans-based organizations filed an amicus brief in support of the appellees’ writ application. Entergy New Orleans and the City Council each filed an opposition to the writ application in June 2020, and the City Council also filed its own writ application seeking reversal of the appellate court’s holding that there was a violation of the open meetings law at the February 2018 City Council’s Utility Committee meeting. In its writ application the City Council requested that the Louisiana

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Supreme Court deny the appellees’ writ application, and grant the City Council’s writ application only if the Supreme Court grants the appellees’ writ application. In April 2020 the state appellate court affirmed the district court’s judicial review decision that affirmed the City Council’s approval of the New Orleans Power Station as in the public interest. In June 2020 appellants in that case filed a writ application with the Louisiana Supreme Court seeking review and reversal of that appellate court ruling. In July 2020 the City Council and Entergy New Orleans each filed an opposition to appellants’ writ application in the judicial review case. Commercial operation of the plant commenced in May 2020. In accordance with the City Council resolution issued in the 2018 base rate case proceeding, Entergy New Orleans is deferring the New Orleans Power Station non-fuel costs pending the conclusion of the appellate proceedings.

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

2020 Formula Rate Plan Filing

In April 2020, Entergy New Orleans filed a motion with the City Council to delay its formula rate plan filing until June 2020. In May 2020 the City Council issued an order extending the filing deadline for Entergy New Orleans’s formula rate plan filing to June 29, 2020. On June 26, 2020, Entergy New Orleans filed a motion with the City Council to further delay the filing of its formula rate plan to August 13, 2020. In July 2020 the City Council issued an order approving the request.

COVID-19 Orders

In March 2020, Entergy New Orleans voluntarily suspended customer disconnections for non-payment of utility bills through May 2020. Subsequently, the City Council ordered that the moratorium be extended to August 1, 2020. In May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. As of June 30, 2020, Entergy New Orleans recorded a regulatory asset of $4.8 million for costs associated with the COVID-19 pandemic.

In June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding, currently being held in escrow, and the approximately $15 million of non-securitized storm reserves to fund this program, which is intended to provide temporary bill relief to customers who become unemployed during the COVID-19 pandemic. The program became effective July 1, 2020, and offers qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits.

Renewable Portfolio Standard Rulemaking

As discussed in the Form 10-K, in March 2019 the City Council initiated a rulemaking proceeding to consider whether to establish a renewable portfolio standard. In March 2020 the City Council’s Utility Committee recommended a resolution for approval by the City Council that directed the City Council advisors to work toward development of a rule for enacting a Renewable and Clean Portfolio Standard. The four components of the Renewable and Clean Portfolio Standard that the City Council expressed a desire to implement are: (1) a mandatory requirement that Entergy New Orleans achieve 100% net zero carbon emissions by 2040; (2) reliance on renewable energy credits purchased without the associated energy for compliance with the standard being phased out over the ten-year period from 2040 to 2050; (3) no carbon-emitting resources in the portfolio of resources Entergy New Orleans uses to serve New Orleans by 2050; and (4) a mechanism to limit costs in any one plan year to no more than one percent of plan year total utility retail sales revenues. The City Council adopted the Utility Committee resolution in April 2020. The first technical meeting of the parties occurred in June 2020 followed by the City Council advisors’ publication of a draft rule in July 2020, which draft will be the subject of written comments and further technical meetings before final rules are proposed for consideration by the parties and the City Council. A City Council decision is expected in December 2020.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$134,899	$157,152	$258,330	$288,035
Natural gas	12,444	18,641	38,315	50,952
TOTAL	147,343	175,793	296,645	338,987

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	16,836	27,190	44,331	57,950
Purchased power	57,985	66,981	114,452	127,630
Other operation and maintenance	29,126	32,252	59,830	62,550
Taxes other than income taxes	15,642	13,135	28,848	26,677
Depreciation and amortization	15,626	14,226	30,701	28,390
Other regulatory charges (credits) - net	4,526	4,500	(1,210)	2,145
TOTAL	139,741	158,284	276,952	305,342

OPERATING INCOME	7,602	17,509	19,693	33,645

OTHER INCOME
Allowance for equity funds used during construction	2,048	2,686	4,533	4,976
Interest and investment income	43	64	96	243
Miscellaneous - net	168	(942)	(570)	(2,448)
TOTAL	2,259	1,808	4,059	2,771

INTEREST EXPENSE
Interest expense	7,635	6,019	14,275	11,955
Allowance for borrowed funds used during construction	(985)	(1,073)	(2,180)	(1,987)
TOTAL	6,650	4,946	12,095	9,968

INCOME BEFORE INCOME TAXES	3,211	14,371	11,657	26,448

Income taxes	(1,718)	1,368	(4,458)	4,422

NET INCOME	$4,929	$13,003	$16,115	$22,026

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$16,115	$22,026
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	30,701	28,390
Deferred income taxes, investment tax credits, and non-current taxes accrued	1,228	15,053
Changes in assets and liabilities:
Receivables	5,255	(9,614)
Fuel inventory	1,042	(336)
Accounts payable	(1,725)	(3,412)
Taxes accrued	1,887	(6,189)
Interest accrued	529	(289)
Deferred fuel costs	3,351	2,028
Other working capital accounts	(19,793)	(13,204)
Provisions for estimated losses	1,521	399
Other regulatory assets	3,508	(16,470)
Other regulatory liabilities	(14,151)	(8,574)
Pension and other postretirement liabilities	(7,523)	(3,627)
Other assets and liabilities	2,715	23,184
Net cash flow provided by operating activities	24,660	29,365

INVESTING ACTIVITIES
Construction expenditures	(114,961)	(105,545)
Allowance for equity funds used during construction	4,533	4,976
Payment for purchase of assets	(1,584)	—
Changes in money pool receivable - net	(586)	22,016
Payments to storm reserve escrow account	(405)	(931)
Changes in securitization account	451	768
Net cash flow used in investing activities	(112,552)	(78,716)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	138,939	—
Retirement of long-term debt	(25,616)	(5,420)
Change in money pool payable - net	—	36,303
Other	(703)	(910)
Net cash flow provided by financing activities	112,620	29,973

Net increase (decrease) in cash and cash equivalents	24,728	(19,378)
Cash and cash equivalents at beginning of period	6,017	19,677
Cash and cash equivalents at end of period	$30,745	$299

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$13,132	$11,726
Income taxes	$3,332	$—

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$295	$26
Temporary cash investments	30,450	5,991
Total cash and cash equivalents	30,745	6,017
Securitization recovery trust account	1,538	1,989
Accounts receivable:
Customer	51,468	48,265
Allowance for doubtful accounts	(8,382)	(3,226)
Associated companies	6,676	6,280
Other	4,076	7,378
Accrued unbilled revenues	25,643	25,453
Total accounts receivable	79,481	84,150
Fuel inventory - at average cost	878	1,920
Materials and supplies - at average cost	15,003	13,522
Prepayments and other	11,898	4,846
TOTAL	139,543	112,444

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	83,010	82,605
TOTAL	84,026	83,621

UTILITY PLANT
Electric	1,683,153	1,467,215
Natural gas	317,273	311,432
Construction work in progress	68,793	201,829
TOTAL UTILITY PLANT	2,069,219	1,980,476
Less - accumulated depreciation and amortization	728,665	715,406
UTILITY PLANT - NET	1,340,554	1,265,070

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $43,790 as of June 30, 2020 and $49,542 as of December 31, 2019)	255,855	259,363
Other	19,187	10,720
TOTAL	279,122	274,163

TOTAL ASSETS	$1,843,245	$1,735,298

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$25,000	$25,000
Payable due to associated company	1,838	1,838
Accounts payable:
Associated companies	40,359	43,222
Other	39,837	43,963
Customer deposits	28,055	28,493
Taxes accrued	6,189	4,302
Interest accrued	7,445	6,916
Deferred fuel costs	8,269	4,918
Current portion of unprotected excess accumulated deferred income taxes	3,663	9,470
Other	4,900	15,827
TOTAL	165,555	183,949

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	358,318	354,536
Accumulated deferred investment tax credits	2,100	2,131
Regulatory liability for income taxes - net	47,893	49,090
Asset retirement cost liabilities	3,643	3,522
Accumulated provisions	90,063	88,542
Long-term debt (includes securitization bonds of $47,146 as of June 30, 2020 and $52,641 as of December 31, 2019)	635,250	521,539
Long-term payable due to associated company	12,529	12,529
Other	14,200	21,881
TOTAL	1,163,996	1,053,770

Commitments and Contingencies

EQUITY
Member's equity	513,694	497,579
TOTAL	513,694	497,579

TOTAL LIABILITIES AND EQUITY	$1,843,245	$1,735,298

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2018	$444,950

Net income	9,023
Balance at March 31, 2019	453,973

Net income	13,003
Balance at June 30, 2019	$466,976

Balance at December 31, 2019	$497,579

Net income	11,186
Balance at March 31, 2020	508,765

Net income	4,929
Balance at June 30, 2020	$513,694

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$53	$58	($5)	(9)
Commercial	36	54	(18)	(33)
Industrial	3	8	(5)	(63)
Governmental	11	19	(8)	(42)
Total billed retail	103	139	(36)	(26)
Sales for resale:
Non-associated companies	8	9	(1)	(11)
Other	24	9	15	167
Total	$135	$157	($22)	(14)

Billed Electric Energy Sales (GWh):
Residential	520	517	3	1
Commercial	440	549	(109)	(20)
Industrial	106	105	1	1
Governmental	177	198	(21)	(11)
Total retail	1,243	1,369	(126)	(9)
Sales for resale:
Non-associated companies	473	461	12	3
Total	1,716	1,830	(114)	(6)

	Six Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$104	$110	($6)	(5)
Commercial	82	100	(18)	(18)
Industrial	11	16	(5)	(31)
Governmental	26	35	(9)	(26)
Total billed retail	223	261	(38)	(15)
Sales for resale:
Non-associated companies	18	19	(1)	(5)
Other	17	8	9	113
Total	$258	$288	($30)	(10)

Billed Electric Energy Sales (GWh):
Residential	1,021	1,028	(7)	(1)
Commercial	936	1,041	(105)	(10)
Industrial	208	202	6	3
Governmental	361	379	(18)	(5)
Total retail	2,526	2,650	(124)	(5)
Sales for resale:
Non-associated companies	1,074	989	85	9
Total	3,600	3,639	(39)	(1)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Results of Operations

Net Income

Second Quarter 2020 Compared to Second Quarter 2019

Net income increased $7.9 million primarily due to higher retail electric price and higher other income, partially offset by higher depreciation and amortization expenses.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net income increased $19.3 million primarily due to higher retail electric price, higher other income, a lower effective income tax rate, after excluding the effect of the return of unprotected excess accumulated deferred income taxes which is offset in operating revenues, and higher volume/weather, partially offset by higher depreciation and amortization expenses.

Operating Revenues

Second Quarter 2020 Compared to Second Quarter 2019

Following is an analysis of the change in operating revenues comparing the second quarter 2020 to the second quarter 2019:

Amount
(In Millions)
2019 operating revenues	$363.6
Fuel, rider, and other revenues that do not significantly affect net income	(14.3)
Return of unprotected excess accumulated deferred income taxes to customers	13.8
Retail electric price	10.5
Volume/weather	(1.4)
2020 operating revenues	$372.2

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018. In second quarter 2020, $6.5 million was returned to customers as compared to $20.3 million in second quarter 2019. There is no

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
effect on net income as the reduction in operating revenues is offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an increase in the transmission cost recovery factor rider effective January 2020, as approved by the PUCT. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the transmission cost recovery factor rider filing.

The volume/weather variance is primarily due to a decrease in usage during the unbilled sales period, decreased commercial usage as a result of the COVID-19 pandemic, and the effect of less favorable weather on residential sales, partially offset by an increase in residential usage as a result of the COVID-19 pandemic and an increase in industrial usage as a result of new expansion in the petrochemicals industry. Entergy Texas continues to expect a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2020 to the six months ended June 30, 2019:

Amount
(In Millions)
2019 operating revenues	$704.1
Fuel, rider, and other revenues that do not significantly affect net income	(42.9)
Return of unprotected excess accumulated deferred income taxes to customers	30.4
Retail electric price	16.0
Volume/weather	3.9
2020 operating revenues	$711.5

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018. In the six months ended June 30, 2020, $12.2 million was returned to customers as compared to $42.6 million in the six months ended June 30, 2019. There is no effect on net income as the reduction in operating revenues is offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an increase in the transmission cost recovery factor rider effective January 2020, as approved by the PUCT. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the transmission cost recovery factor rider filing.

The volume/weather variance is primarily due to an increase in residential usage as a result of the COVID-19 pandemic and an increase in industrial usage as a result of new expansion in the petrochemicals industry, partially offset by the effect of less favorable weather on billed residential sales and decreased commercial

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
usage as a result of the COVID-19 pandemic. Entergy Texas continues to expect a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Other Income Statement Variances

Second Quarter 2020 Compared to Second Quarter 2019

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Montgomery County Power Station project.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Other operation and maintenance expenses decreased primarily due to a decrease of $5.7 million in non-nuclear generation expenses primarily due to a lower scope of work performed during plant outages in 2020 as compared to 2019 and a decrease of $1.9 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services. The decrease is partially offset by an increase of $1.6 million in distribution operations costs primarily due to higher contract costs for meter services, an increase of $1.1 million in vegetation management costs in 2020 as compared to 2019, and an increase of $0.8 million due to the amortization of 2018 rate case expenses effective February 2020.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Montgomery County Power Station project.

Income Taxes

The effective income tax rate was 5.2% for the second quarter 2020. The difference in the effective income tax rate for the second quarter 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, book and tax differences related to the allowance for equity funds used during construction, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was (2.1%) for the six months ended June 30, 2020. The difference in the effective income tax rate for the six months ended June 30, 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, permanent differences related to income tax deductions for stock-based compensation, book and tax differences related to the allowance for equity funds used during construction, and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$12,929	$56

Cash flow provided by (used in):
Operating activities	170,548	106,877
Investing activities	(464,795)	(402,651)
Financing activities	323,557	297,565
Net increase in cash and cash equivalents	29,310	1,791

Cash and cash equivalents at end of period	$42,239	$1,847

Operating Activities

Net cash flow provided by operating activities increased $63.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the timing of recovery of fuel and purchased power costs and a decrease in the return of unprotected excess accumulated deferred income taxes to customers. See Note 2 to the financial statements in the Form 10-K and Note 10 to the financial statements herein for a discussion of the effects and the regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities increased $62.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase of $50 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Texas’s distribution system, including increased spending on advanced metering infrastructure and an increase of $23.5 million in transmission construction expenditures primarily due to a higher scope of work performed in 2020 as compared to 2019.

Financing Activities

Net cash flow provided by financing activities increased $26 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to:

•a capital contribution of $175 million received from Entergy Corporation in March 2020 in anticipation of upcoming expenditures, including Montgomery County Power Station;
•the repayment, at maturity, of $500 million of 7.125% Series mortgage bonds in February 2019; and
•the issuance of $175 million of 3.55% Series mortgage bonds in March 2020.

The increase was partially offset by the issuances of $300 million of 4.0% Series first mortgage bonds and $400 million of 4.5% Series first mortgage bonds, each in January 2019, and money pool activity. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $146.3 million for the six months ended June 30, 2019. The money pool is an intercompany borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Texas is primarily due to the $175 million capital contribution received in 2020.

	June 30, 2020	December 31, 2019
Debt to capital	50.3%	51.7%
Effect of excluding the securitization bonds	(2.1%)	(2.8%)
Debt to capital, excluding securitization bonds (a)	48.2%	48.9%
Effect of subtracting cash	(0.5%)	(0.2%)
Net debt to net capital, excluding securitization bonds (a)	47.7%	48.7%

(a)Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
indicates Entergy Texas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. Following are updates to information provided in the Form 10-K.

Entergy Texas has experienced negative changes during 2020 to its customer payment patterns and its operating cash flow activity due to the COVID-19 pandemic, and expects them to continue throughout 2020. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Despite the effects of the pandemic on financial markets Entergy Texas issued $175 million of long-term mortgage bonds in March 2020. Additional discussion of Entergy Texas’s liquidity and capital resources follows.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
(In Thousands)
$7,802	$11,181	($168,664)	($22,389)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in September 2024.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of June 30, 2020, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2020, $10.2 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Distribution Cost Recovery Factor (DCRF) Rider

In March 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect approximately $23.6 million annually, or $20.4 million in incremental annual DCRF revenue beyond Entergy Texas’s currently effective DCRF rider from Entergy Texas’s retail customers based on its capital invested in distribution between January 1, 2019 and December 31, 2019. In May and June 2020 intervenors filed testimony recommending a disallowance to Entergy Texas’s annual revenue requirement ranging from approximately $0.3 million to $4.1 million. In June 2020, the parties agreed to waive the hearing on the merits. The parties have briefed the contested issues in this matter and are awaiting a proposal for decision.

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

Fuel and purchased power recovery

In September 2019, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period from April 2016 through March 2019. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimated an under-recovery balance of approximately $25.8 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2019. In March 2020 an intervenor filed testimony proposing that the PUCT disallow: (1) $2 million in replacement power costs associated with generation outages during the reconciliation period; and (2) $24.4 million associated with the operation of the Spindletop natural gas storage facility during the reconciliation period.  In April 2020, Entergy Texas filed rebuttal testimony refuting all points raised by the intervenor. In June 2020 the parties filed a stipulation and settlement agreement, which included a $1.2 million disallowance not associated with any particular issue raised by any party. The settlement is currently pending before the PUCT.

In July 2020, Entergy Texas filed an application with the PUCT to implement an interim fuel refund of $25.5 million, including interest. Entergy Texas proposes that the interim fuel refund be implemented beginning with the first August 2020 billing cycle over a three-month period for smaller customers and in a lump sum amount in the billing month of August 2020 for transmission-level customers. The interim fuel refund was approved in July 2020.

COVID-19 Orders

In March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of COVID-19. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. As of June 30, 2020, Entergy Texas recorded a regulatory asset of $4.1 million for costs associated with the COVID-19 pandemic.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Entergy Texas, Inc. and Subsidiaries
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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$372,194	$363,580	$711,530	$704,054

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	47,790	16,971	89,136	65,074
Purchased power	124,351	171,133	244,142	312,001
Other operation and maintenance	60,527	61,426	119,460	121,052
Taxes other than income taxes	20,524	21,263	39,796	39,903
Depreciation and amortization	43,835	37,312	86,401	74,349
Other regulatory charges - net	18,724	19,453	40,092	38,912
TOTAL	315,751	327,558	619,027	651,291

OPERATING INCOME	56,443	36,022	92,503	52,763

OTHER INCOME
Allowance for equity funds used during construction	11,601	6,413	22,242	11,494
Interest and investment income	343	374	772	2,056
Miscellaneous - net	(791)	1,228	(1,137)	865
TOTAL	11,153	8,015	21,877	14,415

INTEREST EXPENSE
Interest expense	23,137	20,153	45,995	42,613
Allowance for borrowed funds used during construction	(4,985)	(3,256)	(9,558)	(5,836)
TOTAL	18,152	16,897	36,437	36,777

INCOME BEFORE INCOME TAXES	49,444	27,140	77,943	30,401

Income taxes	2,576	(11,796)	(1,632)	(29,877)

NET INCOME	46,868	38,936	79,575	60,278

Preferred dividend requirements	471	—	941	—

EARNINGS APPLICABLE TO COMMON STOCK	$46,397	$38,936	$78,634	$60,278

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$79,575	$60,278
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	86,401	74,349
Deferred income taxes, investment tax credits, and non-current taxes accrued	9,470	8,895
Changes in assets and liabilities:
Receivables	(20,524)	25,236
Fuel inventory	1,222	(589)
Accounts payable	(3,543)	(15,596)
Taxes accrued	(11,390)	(9,091)
Interest accrued	359	(7,787)
Deferred fuel costs	17,226	(12,445)
Other working capital accounts	9,928	1,998
Provisions for estimated losses	91	(3,294)
Other regulatory assets	50,347	28,742
Other regulatory liabilities	(23,947)	(50,817)
Pension and other postretirement liabilities	(13,825)	(3,899)
Other assets and liabilities	(10,842)	10,897
Net cash flow provided by operating activities	170,548	106,877

INVESTING ACTIVITIES
Construction expenditures	(495,560)	(424,229)
Allowance for equity funds used during construction	22,242	11,551
Payment for purchase of assets	(4,931)	—
Changes in money pool receivable - net	3,379	—
Changes in securitization account	10,075	10,027
Net cash flow used in investing activities	(464,795)	(402,651)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	194,256	691,808
Retirement of long-term debt	(43,376)	(541,442)
Capital contribution from parent	175,000	—
Change in money pool payable - net	—	146,275
Preferred stock dividends paid	(1,124)	—
Other	(1,199)	924
Net cash flow provided by financing activities	323,557	297,565

Net increase in cash and cash equivalents	29,310	1,791
Cash and cash equivalents at beginning of period	12,929	56
Cash and cash equivalents at end of period	$42,239	$1,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$44,683	$49,229
Income taxes	$4,031	$2,292

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,113	$25
Temporary cash investments	41,126	12,904
Total cash and cash equivalents	42,239	12,929
Securitization recovery trust account	27,645	37,720
Accounts receivable:
Customer	77,596	59,365
Allowance for doubtful accounts	(5,848)	(471)
Associated companies	19,656	24,001
Other	9,496	17,050
Accrued unbilled revenues	66,238	50,048
Total accounts receivable	167,138	149,993
Fuel inventory - at average cost	46,371	47,593
Materials and supplies - at average cost	46,404	46,056
Prepayments and other	11,801	21,012
TOTAL	341,598	315,303

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	373	396
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	20,521	20,077
TOTAL	21,270	20,849

UTILITY PLANT
Electric	5,515,459	5,199,027
Construction work in progress	854,846	760,354
TOTAL UTILITY PLANT	6,370,305	5,959,381
Less - accumulated depreciation and amortization	1,816,733	1,770,852
UTILITY PLANT - NET	4,553,572	4,188,529

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $125,578 as of June 30, 2020 and $160,375 as of December 31, 2019)	462,301	512,648
Other	55,920	33,393
TOTAL	518,221	546,041

TOTAL ASSETS	$5,434,661	$5,070,722

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$125,000	$—
Accounts payable:
Associated companies	$49,231	$58,055
Other	152,363	188,460
Customer deposits	39,661	40,232
Taxes accrued	38,318	49,708
Interest accrued	19,351	18,992
Current portion of unprotected excess accumulated deferred income taxes	28,017	26,552
Deferred fuel costs	30,227	13,001
Other	12,248	10,521
TOTAL	494,416	405,521

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	603,479	585,413
Accumulated deferred investment tax credits	10,250	10,559
Regulatory liability for income taxes - net	204,006	225,980
Other regulatory liabilities	38,647	42,085
Asset retirement cost liabilities	7,844	7,631
Accumulated provisions	8,199	8,108
Long-term debt (includes securitization bonds of $162,114 as of June 30, 2020 and $205,349 as of December 31, 2019)	1,945,503	1,922,956
Other	69,286	63,062
TOTAL	2,887,214	2,865,794

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2020 and 2019	49,452	49,452
Paid-in capital	955,172	780,182
Retained earnings	1,013,407	934,773
Total common shareholder's equity	2,018,031	1,764,407
Preferred stock without sinking fund	35,000	35,000
TOTAL	2,053,031	1,799,407

TOTAL LIABILITIES AND EQUITY	$5,434,661	$5,070,722

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2018	$—	$49,452	$596,994	$775,956	$1,422,402

Net income	—	—	—	21,342	21,342
Balance at March 31, 2019	—	49,452	596,994	797,298	1,443,744

Net income	—	—	—	38,936	38,936
Balance at June 30, 2019	$—	$49,452	$596,994	$836,234	$1,482,680

Balance at December 31, 2019	$35,000	$49,452	$780,182	$934,773	$1,799,407

Net income	—	—	—	32,707	32,707
Capital contribution from parent	—	—	175,000	—	175,000
Preferred stock dividends	—	—	—	(470)	(470)
Balance at March 31, 2020	35,000	49,452	955,182	967,010	2,006,644

Net income	—	—	—	46,868	46,868
Preferred stock dividends	—	—	—	(471)	(471)
Other	—	—	(10)	—	(10)
Balance at June 30, 2020	$35,000	$49,452	$955,172	$1,013,407	$2,053,031

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$153	$147	$6	4
Commercial	85	81	4	5
Industrial	96	91	5	5
Governmental	6	6	—	—
Total billed retail	340	325	15	5
Sales for resale:
Associated companies	10	14	(4)	(29)
Non-associated companies	3	—	3	—
Other	19	25	(6)	(24)
Total	$372	$364	$8	2

Billed Electric Energy Sales (GWh):
Residential	1,386	1,308	78	6
Commercial	1,033	1,122	(89)	(8)
Industrial	2,013	1,949	64	3
Governmental	62	63	(1)	(2)
Total retail	4,494	4,442	52	1
Sales for resale:
Associated companies	320	383	(63)	(16)
Non-associated companies	225	56	169	302
Total	5,039	4,881	158	3

	Six Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$293	$295	($2)	(1)
Commercial	168	160	8	5
Industrial	186	178	8	4
Governmental	12	11	1	9
Total billed retail	659	644	15	2
Sales for resale:
Associated companies	18	28	(10)	(36)
Non-associated companies	4	3	1	33
Other	31	29	2	7
Total	$712	$704	$8	1

Billed Electric Energy Sales (GWh):
Residential	2,712	2,668	44	2
Commercial	2,033	2,168	(135)	(6)
Industrial	3,909	3,780	129	3
Governmental	126	125	1	1
Total retail	8,780	8,741	39	—
Sales for resale:
Associated companies	564	785	(221)	(28)
Non-associated companies	310	152	158	104
Total	9,654	9,678	(24)	—

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

Results of Operations

Net Income

Second Quarter 2020 Compared to Second Quarter 2019

Net income increased $4.5 million primarily due to provisions against revenue recorded in the second quarter 2019 in connection with the return on equity complaint against System Energy. Also contributing to the increase was an increase in the allowance for equity funds used during construction resulting from increased capital spending in the second quarter 2020 including the scheduled 2020 Grand Gulf refueling outage. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the return on equity complaint against System Energy.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net income increased $9.5 million primarily due to provisions against revenue recorded in 2019 in connection with the return on equity complaint against System Energy. Also contributing to the increase was an increase in the allowance for equity funds used during construction resulting from increased capital spending in 2020 including the scheduled 2020 Grand Gulf refueling outage. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the return on equity complaint against System Energy.

Income Taxes

The effective income tax rate was 20.5% for the second quarter 2020. The difference in the effective income tax rate for the second quarter 2020 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

The effective income tax rate was 18.4% for the six months ended June 30, 2020. The difference in the effective income tax rate for the six months ended June 30, 2020 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items, book and tax differences related to the allowance for equity funds used during construction, and permanent differences related to income tax deductions for stock-based compensation, partially offset by state income taxes. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

The effective income tax rates were (7.6%) for the second quarter 2019 and 8.4% for the six months ended June 30, 2019. The differences in the effective income tax rates for the second quarter 2019 and the six months ended June 30, 2019 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
by state income taxes. See Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$68,534	$95,685

Cash flow provided by (used in):
Operating activities	84,736	130,376
Investing activities	(157,713)	(13,477)
Financing activities	4,550	(128,623)
Net decrease in cash and cash equivalents	(68,427)	(11,724)

Cash and cash equivalents at end of period	$107	$83,961

Operating Activities

Net cash flow provided by operating activities decreased $45.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in spending of $34.9 million on nuclear refueling outages in 2020 as compared to the same period in 2019.

Investing Activities

Net cash flow used in investing activities increased $144.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the following activity:

•an increase of $90.6 million in nuclear construction expenditures as a result of spending in 2020 on Grand Gulf outage projects and upgrades; and
•an increase of $81.8 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by money pool activity.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $59.3 million for the six months ended June 30, 2020 compared to decreasing by $35.6 million for the six months ended June 30, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities provided $4.6 million of cash for the six months ended June 30, 2020 compared to using $128.6 million of cash for the six months ended June 30, 2019 primarily due to the following activity:

•net long-term borrowings of $48.5 million in 2020 compared to net repayments of long-term borrowings of $39.5 million in 2019 on the nuclear fuel company variable interest entity’s credit facility;
•a decrease of $28.3 million in common stock dividends and distributions in 2020 in order to maintain System Energy’s capital structure; and
•money pool activity.

Increases in System Energy’s payable to the money pool is a source of cash flow, and System Energy’s payable to the money pool increased by $15.8 million for the six months ended June 30, 2020.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to borrowings in 2020 on the nuclear fuel company variable interest entity’s credit facility.

	June 30, 2020	December 31, 2019
Debt to capital	45.7%	43.5%
Effect of subtracting cash	—%	(3.3%)
Net debt to net capital	45.7%	40.2%

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
System Energy’s receivables from or (payables to) the money pool were as follows:

June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
(In Thousands)
($15,774)	$59,298	$71,534	$107,122

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in September 2021. As of June 30, 2020, $80.1 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in November 2019, in a proceeding that did not involve System Energy, the FERC issued an order addressing the methodology for determining the return on equity applicable to transmission owners in MISO. Thereafter, the participants in the System Energy proceeding agreed to amend the procedural schedule to allow the participants to file supplemental testimony addressing the order in the MISO transmission owner proceeding (Opinion No. 569).

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
In May 2020 the FERC issued an order on rehearing of Opinion No. 569 (Opinion No. 569-A). In June 2020 the procedural schedule was further revised in order to allow parties to the System Energy proceeding to address the Opinion No. 569-A methodology. Pursuant to the revised schedule, in June 2020, the LPSC, the MPSC and APSC, and the FERC trial staff filed supplemental testimony addressing Opinion No. 569-A and how it would affect the return on equity evaluation for the two complaint periods concerning System Energy. For the first refund period, based on their respective interpretations and applications of the Opinion No. 569-A methodology, the LPSC argues for an authorized return on equity for System Energy of 7.97%; the MPSC and APSC argue for an authorized return on equity of 9.24%; and the FERC trial staff argues for an authorized return on equity of 9.49%. For the second refund period and on a prospective basis, based on their respective interpretations and applications of the Opinion No. 569-A methodology, the LPSC argues for an authorized return on equity for System Energy of 7.78%; the MPSC and APSC argue that an authorized return on equity of 9.15% may be appropriate if the second complaint is not dismissed; and the FERC trial staff argues for an authorized return on equity of 9.09% if the second complaint is not dismissed.

Pursuant to the revised procedural schedule, in July 2020, System Energy filed supplemental testimony addressing Opinion No. 569-A. System Energy argues that strict application of the Opinion No. 569-A methodology produces results inconsistent with investor requirements and does not provide a sound basis on which to evaluate System Energy’s authorized return on equity. As its primary recommendation, System Energy argues for the use of a methodology that incorporates four separate financial models, including the constant growth form of the discounted cash flow model and the empirical capital asset pricing model. Based on application of its recommended methodology, System Energy argues for an authorized return on equity of 10.12% for the first refund period, which also falls within the presumptively just and reasonable range calculated for the second refund period and prospectively. Under the Opinion No. 569-A methodology, System Energy calculates an authorized return on equity of 9.44% for the first refund period, which also falls within the presumptively just and reasonable range calculated for the second refund period and prospectively.

Under the revised procedural schedule, System Energy’s supplemental testimony addressing Opinion No. 569-A is due in July 2020; rebuttal testimony addressing return on equity issues is due in August 2020; the hearing will commence in September 2020; and the initial decision is due in February 2021.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
In August 2019 the FERC trial staff filed direct and answering testimony seeking refunds for rate base reductions for the liabilities associated with uncertain tax positions. The FERC trial staff also argued that System Energy recovered $32 million more than it should have in depreciation expense for capital additions. In September 2019, System Energy filed cross-answering testimony disputing the FERC trial staff’s arguments for refunds, stating that the FERC trial staff’s position regarding depreciation rates for capital additions is not unreasonable, but explaining that any change in depreciation expense is only one element of a Unit Power Sales Agreement re-billing calculation. Adjustments to depreciation expense in any re-billing under the Unit Power Sales Agreement formula rate will also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed. In October 2019 the LPSC filed rebuttal testimony increasing the amount of refunds sought for the liabilities associated with uncertain tax positions.  The LPSC seeks approximately $512 million, plus interest, which is approximately $179 million through June 30, 2020.  The FERC trial staff also filed rebuttal testimony in which it seeks refunds of a similar amount as the LPSC for the liabilities associated with uncertain tax positions.  The LPSC testimony also argued that adjustments to depreciation rates should affect rate base on a prospective basis only.

A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through June 30, 2020, is approximately $409 million, plus interest, which is approximately $101 million through June 30, 2020. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through June 30, 2020.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. The ALJ in the initial decision acknowledges that these are issues of first impression before the FERC. In June 2020, System Energy, the LPSC, and the FERC trial staff filed briefs on exceptions, challenging several of the initial decision’s findings. System Energy’s brief on exceptions challenged the initial decision’s limitations on recovery of the lease renewal payments, its proposed rate base refund for the liabilities associated with uncertain tax positions, and its proposal to asymmetrically treat interest on bill corrections for depreciation expense adjustments. The LPSC’s and the FERC trial staff’s briefs on exceptions each challenged the initial decision’s allowance for recovery of the cost of service associated with the lease renewal based on the remaining net book value of the leased assets, its calculation of the remaining net book value of the leased assets, and the amount of the initial decision’s proposed rate base refund for the liabilities associated with uncertain tax positions. The LPSC’s brief on exceptions also challenged the initial decision’s proposal that depreciation expense adjustments include retroactive adjustments to rate base and its finding that section 203 of the Federal Power Act did not apply to the lease renewal. The FERC trial staff’s brief on exceptions also challenged the initial decision’s finding that the FERC need not institute a formal investigation into System Energy’s tariff. Briefs opposing exceptions are scheduled for September 2020. The FERC will then review the case and issue an order on the proceeding, and the FERC may accept, reject, or modify the ALJ’s initial decision in

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
whole or in part. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

LPSC Authorization of Additional Complaints

In May 2020 the LPSC authorized its staff to file additional complaints at FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement. The LPSC directive notes that the initial decision issued by the presiding ALJ in the Grand Gulf sale-leaseback complaint proceeding did not address for procedural reasons certain rate issues raised by the LPSC and declined to order further investigation of rates charged by System Energy. The LPSC directive authorizes its staff to file complaints at FERC “necessary to address these rate issues, to request a full investigation into the rates charged by System Energy for Grand Gulf power, and to seek rate refund, rate reduction, and such other remedies as may be necessary and appropriate to protect Louisiana ratepayers.” The LPSC directive further stated that the LPSC has seen “information suggesting that the Grand Gulf plant has been significantly underperforming compared to other nuclear plants in the United States, has had several extended and unexplained outages, and has been plagued with serious safety concerns.” The LPSC expressed concern that the costs paid by Entergy Louisiana's retail customers may have been detrimentally impacted, and authorized “the filing of a FERC complaint to address these performance issues and to seek appropriate refund, rate reduction, and other remedies as may be appropriate.” The complaints have not been filed as of this date, and the LPSC directive did not set a date for the filing of the complaints.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$126,049	$139,009	$256,713	$279,113

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	6,008	21,026	19,151	42,587
Nuclear refueling outage expenses	5,666	8,415	13,938	16,601
Other operation and maintenance	42,802	52,468	83,273	97,750
Decommissioning	9,248	8,888	18,405	17,687
Taxes other than income taxes	7,105	7,176	15,078	14,715
Depreciation and amortization	27,501	26,574	54,400	53,148
Other regulatory credits - net	(3,517)	(9,838)	(14,077)	(19,043)
TOTAL	94,813	114,709	190,168	223,445

OPERATING INCOME	31,236	24,300	66,545	55,668

OTHER INCOME
Allowance for equity funds used during construction	3,200	1,678	6,784	3,267
Interest and investment income	12,108	6,371	17,446	13,362
Miscellaneous - net	(2,157)	(1,490)	(4,617)	(2,718)
TOTAL	13,151	6,559	19,613	13,911

INTEREST EXPENSE
Interest expense	8,534	8,524	17,074	17,921
Allowance for borrowed funds used during construction	(634)	(410)	(1,345)	(799)
TOTAL	7,900	8,114	15,729	17,122

INCOME BEFORE INCOME TAXES	36,487	22,745	70,429	52,457

Income taxes	7,496	(1,727)	12,925	4,407

NET INCOME	$28,991	$24,472	$57,504	$48,050

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$57,504	$48,050
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	88,343	106,972
Deferred income taxes, investment tax credits, and non-current taxes accrued	517	4,799
Changes in assets and liabilities:
Receivables	18,213	(15,402)
Accounts payable	(18,591)	(6,770)
Prepaid taxes and taxes accrued	6,020	(3,196)
Interest accrued	(12)	(1,275)
Other working capital accounts	(41,850)	1,205
Other regulatory assets	(21,072)	(7,238)
Other regulatory liabilities	(21,672)	87,502
Pension and other postretirement liabilities	(5,354)	(2,121)
Other assets and liabilities	22,690	(82,150)
Net cash flow provided by operating activities	84,736	130,376

INVESTING ACTIVITIES
Construction expenditures	(147,889)	(58,714)
Allowance for equity funds used during construction	6,784	3,267
Nuclear fuel purchases	(75,024)	(1,964)
Proceeds from the sale of nuclear fuel	9,573	18,280
Proceeds from nuclear decommissioning trust fund sales	275,563	190,975
Investment in nuclear decommissioning trust funds	(286,018)	(200,909)
Changes in money pool receivable - net	59,298	35,588
Net cash flow used in investing activities	(157,713)	(13,477)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	482,533	847,380
Retirement of long-term debt	(434,104)	(888,003)
Change in money pool payable - net	15,774	—
Common stock dividends and distributions paid	(59,653)	(88,000)
Net cash flow provided by (used in) financing activities	4,550	(128,623)

Net decrease in cash and cash equivalents	(68,427)	(11,724)
Cash and cash equivalents at beginning of period	68,534	95,685
Cash and cash equivalents at end of period	$107	$83,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$8,589	$12,462
Income taxes	($4,000)	$—

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$107	$93
Temporary cash investments	—	68,441
Total cash and cash equivalents	107	68,534
Accounts receivable:
Associated companies	48,658	121,972
Other	3,350	7,547
Total accounts receivable	52,008	129,519
Materials and supplies - at average cost	118,094	108,766
Deferred nuclear refueling outage costs	46,294	14,493
Prepayments and other	6,767	6,045
TOTAL	223,270	327,357

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,059,540	1,054,098
TOTAL	1,059,540	1,054,098

UTILITY PLANT
Electric	5,267,331	5,070,859
Construction work in progress	67,059	164,996
Nuclear fuel	201,890	149,574
TOTAL UTILITY PLANT	5,536,280	5,385,429
Less - accumulated depreciation and amortization	3,306,393	3,285,487
UTILITY PLANT - NET	2,229,887	2,099,942

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	511,155	490,083
Accumulated deferred income tax	—	8,023
Other	3,218	3,192
TOTAL	514,373	501,298

TOTAL ASSETS	$4,027,070	$3,982,695

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$100,012	$10
Accounts payable:
Associated companies	25,772	14,619
Other	54,427	64,144
Taxes accrued	19,852	13,832
Interest accrued	11,981	11,993
Other	3,382	3,381
TOTAL	215,426	107,979

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	820,699	821,963
Accumulated deferred investment tax credits	39,542	40,181
Regulatory liability for income taxes - net	136,339	142,845
Other regulatory liabilities	518,249	533,415
Decommissioning	950,135	931,729
Pension and other postretirement liabilities	104,462	109,816
Long-term debt	496,849	548,097
Other	35,450	34,602
TOTAL	3,101,725	3,162,648

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2020 and 2019	601,850	601,850
Retained earnings	108,069	110,218
TOTAL	709,919	712,068

TOTAL LIABILITIES AND EQUITY	$4,027,070	$3,982,695

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2018	$601,850	$135,348	$737,198

Net income	—	23,578	23,578
Common stock dividends and distributions	—	(45,500)	(45,500)
Balance at March 31, 2019	601,850	113,426	715,276

Net income	—	24,472	24,472
Common stock dividends and distributions	—	(42,500)	(42,500)
Balance at June 30, 2019	$601,850	$95,398	$697,248

Balance at December 31, 2019	$601,850	$110,218	$712,068

Net income	—	28,513	28,513
Common stock dividends and distributions	—	(13,653)	(13,653)
Balance at March 31, 2020	601,850	125,078	726,928

Net income	—	28,991	28,991
Common stock dividends and distributions	—	(46,000)	(46,000)
Balance at June 30, 2020	$601,850	$108,069	$709,919

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout most countries in the world, including the United States.  Public health officials in the United States have both recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily-populated areas, mandated closure or limitations on the functions of non-essential business, and shelter-in-place orders or similar measures, including throughout Entergy’s service areas. It is unclear how long these mitigation measures will remain in place, whether they will be reinstated in the future, and how they will impact the general economy, Entergy’s customers, and its operations.

Entergy and its Utility operating companies have experienced a decline in commercial and industrial sales and an increase in late customers payments, and expect such reduced levels of sales and delays in customer payments to continue, the extent and duration of which management cannot predict.  The Utility operating companies have temporarily suspended disconnecting customers for non-payment of bills and while they are working with regulators to ensure ultimate recovery for those and other COVID-19 related costs, such recovery cannot be guaranteed.  Entergy and its Registrant Subsidiaries also could experience, and in some cases have experienced, among other challenges, supply chain, vendor, and contractor disruptions, delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages, delays in regulatory proceedings, workforce availability, health or safety issues, increased cybersecurity risks as a result of many employees telecommuting, increased late or uncollectible customer payments, volatility in the credit or capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available credit facilities), or other adverse impacts on their ability to execute on business strategies and initiatives.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

4/01/2020-4/30/2020	—	$—	—	$350,052,918
5/01/2020-5/31/2020	—	$—	—	$350,052,918
6/01/2020-6/30/2020	—	$—	—	$350,052,918
Total	—	$—	—

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

(a)See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.
(b)Maximum amount of shares that may yet be repurchased relates only to the $500 million plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

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

Environmental Regulation

Following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

Hazardous Air Pollutants

As discussed in the Form 10-K, the EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which had a compliance date, with a widely granted one-year extension, of April 2016. The required controls have been installed and are operational at all affected Entergy units. In May 2020 the EPA finalized a rule that finds that it is not “appropriate and necessary” to regulate hazardous air pollutants from electric steam generating units under the provisions of section 112(n) of the Clean Air Act. This is a reversal of the EPA’s previous finding requiring such regulation. The final appropriate and necessary finding does not revise the underlying MATS rule. Several lawsuits have been filed challenging the appropriate and necessary finding. Entergy will continue to monitor this situation.

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

The second planning period (2018-2028) for the regional haze program requires states to examine sources for impacts on visibility and to prepare SIPs by 2021. Entergy has received information collection requests from Arkansas and Louisiana requesting an evaluation of technical and economic feasibility of various NOx and SO2 control technologies for Independence, Nelson 6, and Ninemile. Responses are due through the third quarter of 2020.

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

Coal Combustion Residuals

As discussed in the Form 10-K, in late-2017, Entergy determined that certain in-ground wastewater treatment system recycle ponds at its White Bluff and Independence facilities require management under EPA regulations. In order to meet these regulations, one of two recycle ponds at White Bluff commenced closure in October 2018. Additionally, Entergy anticipates commencing closure of the remaining recycle pond at White Bluff and both recycle ponds at Independence in the fourth quarter of 2020.

Item 6.  Exhibits

4(a) -	Officer’s Certificate for Entergy Corporation relating to 2.80% Senior Notes due June 15, 2030 (4.02(a) to Form 8-K filed May 19, 2020 in 1-11299).

4(b) -	Officer’s Certificate for Entergy Corporation relating to 3.75% Senior Notes due June 15, 2050 (4.02(b) to Form 8-K filed May 19, 2020 in 1-11299).

4(c) -	Thirty-ninth Supplemental Indenture, dated as of May 1, 2020, to Entergy Mississippi Mortgage and Deed of Trust, dated as of February 1, 1988 (4.56 to Form 8-K filed May 22, 2020 in 1-31508).

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

**32(a) -	Section 1350 Certification for Entergy Corporation.

**32(b) -	Section 1350 Certification for Entergy Corporation.

**32(c) -	Section 1350 Certification for Entergy Arkansas.

**32(d) -	Section 1350 Certification for Entergy Arkansas.

**32(e) -	Section 1350 Certification for Entergy Louisiana.

**32(f) -	Section 1350 Certification for Entergy Louisiana.

**32(g) -	Section 1350 Certification for Entergy Mississippi.

**32(h) -	Section 1350 Certification for Entergy Mississippi.

**32(i) -	Section 1350 Certification for Entergy New Orleans.

**32(j) -	Section 1350 Certification for Entergy New Orleans.

**32(k) -	Section 1350 Certification for Entergy Texas.

**32(l) -	Section 1350 Certification for Entergy Texas.

**32(m) -	Section 1350 Certification for System Energy.

**32(n) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date: August 5, 2020