Form 10-Q
period 2020-09-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES, INC; ENTERGY ARKANSAS, LLC; ENTERGY MISSISSIPPI, LLC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, LLC
filed 2020-11-04
CIK 65984, 202584, 7323, 66901, 1348952, 1427437, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
83-1950019

__________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Trading Symbol	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value	ETR	New York Stock Exchange
	Common Stock, $0.01 Par Value	ETR	NYSE Chicago, Inc.

Entergy Arkansas, LLC	Mortgage Bonds, 4.875% Series due September 2066	EAI	New York Stock Exchange

Entergy Louisiana, LLC	Mortgage Bonds, 5.25% Series due July 2052	ELJ	New York Stock Exchange
	Mortgage Bonds, 4.70% Series due June 2063	ELU	New York Stock Exchange
	Mortgage Bonds, 4.875% Series due September 2066	ELC	New York Stock Exchange

Entergy Mississippi, LLC	Mortgage Bonds, 4.90% Series due October 2066	EMP	New York Stock Exchange

Entergy New Orleans, LLC	Mortgage Bonds, 5.0% Series due December 2052	ENJ	New York Stock Exchange
	Mortgage Bonds, 5.50% Series due April 2066	ENO	New York Stock Exchange

Entergy Texas, Inc.	5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share)	ETI/PR	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at October 30, 2020
Entergy Corporation	($0.01 par value)	200,232,522

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2019 and the Quarterly Reports for Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes (including from Hurricane Laura, Hurricane Delta, and Hurricane Zeta), ice storms, or other weather events and the recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance, as well as any related unplanned outages;
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
•Entergy’s ability to effectively formulate and implement plans to reduce its carbon emission rate and carbon emissions, and the potential impact on its business of attempting to achieve such objectives;
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
•Entergy’s ability to attract, retain, and manage an appropriately qualified workforce;
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

The COVID-19 Pandemic

The COVID-19 pandemic and the measures to control it have adversely affected economic activity and conditions worldwide and have affected the demand for the products and services of many businesses in Entergy’s service area. Entergy expects a decline in sales volume for the year 2020 due to the COVID-19 pandemic, especially in the commercial and industrial sectors. In addition, Entergy has experienced negative changes to its customers’ payment patterns and its operating cash flow activity due to the COVID-19 pandemic, and expects them to continue throughout 2020. These negative changes include an increase in uncollectible accounts.

Entergy provides critical services to its customers and has implemented its comprehensive incident response plan, which contemplates major events such as storms or pandemics. Entergy’s focus during the pandemic has been on the safety and wellness of its employees; providing safe, reliable service for its customers; analyzing and addressing the financial effects of the COVID-19 pandemic; and continuing its plans for the future. Entergy implemented precautionary measures for safety on and off the job for employees and contractors working at plants and in the field and implemented telecommuting practices for employees who can work from home. Entergy temporarily suspended service disconnections for customers and is working with regulators to address routine and non-routine matters and allow continuation of capital spending plans. The Utility operating companies have received accounting orders to defer costs associated with COVID-19. To date, Entergy has not had material effects to its major projects or capital spending plans. Entergy is working with suppliers and contractors for continued availability of resources, equipment, and supplies to keep operations and major projects going forward and on schedule. Entergy is implementing expense-related spending reductions in 2020, which it does not expect to affect safety or service reliability, in order to offset some of the financial effects of the COVID-19 pandemic. Beginning in March 2020 the Utility operating companies issued a total of $2.51 billion of long-term mortgage bonds, Entergy Corporation issued $2.0 billion of senior notes, and Entergy Arkansas and Entergy Mississippi renewed their short-term credit facilities. In addition to cash on hand, Entergy’s sources of liquidity are outlined in “Capital Structure and Resources” and in Note 4 to the financial statements herein.

Although Entergy has taken these actions in response to the COVID-19 pandemic, uncertainty exists regarding the full depth and length of the effects of COVID-19 on Entergy’s sales volume, revenue, collections and cash flows, expenses, liquidity, and capital needs. Entergy will continue to monitor actively the COVID-19 pandemic and related developments affecting its workforce, customers, suppliers, operations, and financial condition.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Hurricane Laura

In August 2020, Hurricane Laura caused severe damage to the Entergy distribution and transmission systems across Louisiana and Texas. The storm resulted in widespread power outages and as a result of the storm’s extensive damage to the grid infrastructure serving the impacted area, large portions of the underlying transmission system required nearly a complete rebuild. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Laura are currently estimated to be in the range of $1.5 billion to $1.7 billion. The majority of the costs were incurred by Entergy Louisiana and Entergy Texas. Entergy also expects Utility revenues in 2020 to be adversely affected, primarily due to power outages resulting from the hurricane. Entergy is considering all available avenues to recover storm-related costs from Hurricane Laura, including accessing funded storm reserve escrows and securitization. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Entergy has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy recorded corresponding regulatory assets of approximately $205 million and construction work in progress of approximately $1.295 billion. Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. There are well established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy has not gone through the regulatory process regarding these storm costs, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Hurricane Delta

In October 2020, Hurricane Delta caused significant damage to portions of Entergy's service area in Louisiana, and to a lesser extent in Mississippi and Texas. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy's electric facilities in areas with damage from Hurricane Delta are currently estimated to be in the range of $250 million to $300 million, including $180 million to $205 million at Entergy Louisiana, $30 million to $35 million at Entergy Mississippi, and $40 million to $50 million at Entergy Texas. Entergy is considering all available avenues to recover storm-related costs from Hurricane Delta, including accessing funded storm reserve escrows and securitization. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Hurricane Zeta

In October 2020, Hurricane Zeta caused significant damage to portions of Entergy's service area in Louisiana, including New Orleans. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. Entergy is still assessing and developing an estimate of the total restoration costs for the repair and/or replacement of the infrastructure damaged by Hurricane Zeta. Entergy is considering all available avenues to recover storm-related costs from Hurricane Zeta, including accessing funded storm reserve escrows and securitization. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Results of Operations

Third Quarter 2020 Compared to Third Quarter 2019

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the third quarter 2020 to the third quarter 2019 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2019 Net Income (Loss) Attributable to Entergy Corporation	$578,291	($141,048)	($72,003)	$365,240

Operating revenues	(151,036)	(85,992)	21	(237,007)
Fuel, fuel-related expenses, and gas purchased for resale	(163,986)	(11,290)	5	(175,271)
Purchased power	(62,312)	10,902	(5)	(51,415)
Other regulatory charges (credits)	(34,161)	—	—	(34,161)
Other operation and maintenance	(26,190)	(22,648)	(5,521)	(54,359)
Asset write-offs, impairments, and related charges	—	(193,625)	—	(193,625)
Taxes other than income taxes	8,402	(2,795)	87	5,694
Depreciation and amortization	39,576	(17,136)	(81)	22,359
Other income (deductions)	(31,142)	52,757	6,873	28,488
Interest expense	14,815	(642)	(4,081)	10,092
Other expenses	(3,865)	(10,451)	—	(14,316)
Income taxes	71,924	43,176	5,143	120,243
Preferred dividend requirements of subsidiaries	361	—	—	361

2020 Net Income (Loss) Attributable to Entergy Corporation	$551,549	$30,226	($60,656)	$521,119

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Results of operations for the third quarter 2019 include a loss of $191 million ($156 million net-of-tax) as a result of the sale of the Pilgrim plant in August 2019. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the third quarter 2020 to the third quarter 2019:

Amount
(In Millions)
2019 operating revenues	$2,840
Fuel, rider, and other revenues that do not significantly affect net income	(237)
Volume/weather	(81)
Return of unprotected excess accumulated deferred income taxes to customers	75
Retail electric price	92
2020 operating revenues	$2,689

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to decreased commercial and industrial usage as a result of the COVID-19 pandemic and the effects of Hurricane Laura in addition to the effect of less favorable weather on residential sales, partially offset by an increase in residential usage as a result of the COVID-19 pandemic. The decrease in industrial usage is partially offset by an increase in demand from expansion projects, primarily in the transportation and chemicals industries. Entergy continues to expect a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” above for discussion of the COVID-19 pandemic. See “Hurricane Laura” above for discussion of Hurricane Laura.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In third quarter 2020, $16 million was returned to customers through reductions in operating revenues as compared to $91 million in third quarter 2019. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to:

•an interim increase in Entergy Louisiana’s formula rate plan revenues effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station and increases in formula rate plan revenues effective September 2019 and September 2020;
•an increase in Entergy Mississippi’s formula rate plan rates effective with the first billing cycle of April 2020 and an interim capacity rate adjustment to the formula rate plan to recover non-fuel related costs of acquiring and operating the Choctaw Generating Station;
•an increase in Entergy Arkansas’s formula rate plan rates effective with the first billing cycle of January 2020;
•the implementation of a vegetation management rider at Entergy Mississippi effective with the April 2020

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
billing cycle; and
•an increase in Entergy Texas’s transmission cost recovery factor rider in January 2020.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $300 million for the third quarter 2019 to $214 million for the third quarter 2020 primarily due to the shutdown of Indian Point 2 in April 2020.

Following are key performance measures for Entergy Wholesale Commodities for the third quarters 2020 and 2019:

	2020	2019
Owned capacity (MW) (a)	2,246	3,274
GWh billed	4,332	6,847

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	83%	98%
GWh billed	3,943	6,210
Average energy price ($/MWh)	$39.51	$37.29
Average capacity price ($/kW-month)	$3.62	$4.50
Refueling outage days:
Palisades	32	—

(a)The reduction in owned capacity is due to the shutdown of the 1,028 MW Indian Point 2 plant in April 2020.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $658 million for the third quarter 2019 to $632 million for the third quarter 2020 primarily due to:

•a decrease of $9 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services;
•a decrease of $9 million in loss provisions; and
•a decrease of $7 million in non-nuclear generation expenses due to lower long-term service agreement expenses and a lower scope of work performed in 2020 as compared to the same period in 2019, including a delay in plant outages as a result of the COVID-19 pandemic.

The decrease was partially offset by an increase of $5 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Lake Charles Power Station and the Choctaw Generating Station.

Other income decreased primarily due to changes in decommissioning trust fund activity and a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2019, including the Lake Charles Power Station project.

Interest expense increased primarily due to:

•the issuances by Entergy Louisiana of $350 million of 2.90% Series mortgage bonds and $300 million of 4.20% Series mortgage bonds, each in March 2020;
•the issuance by Entergy Texas of $175 million of 3.55% Series mortgage bonds in March 2020; and
•the issuances by Entergy Mississippi of $135 million of 3.85% Series mortgage bonds in November 2019 and $170 million of 3.50% Series mortgage bonds in May 2020.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $136 million for the third quarter 2019 to $114 million for the third quarter 2020 primarily due to the absence of expenses from Indian Point 2 after it was shut down in April 2020.

Asset write-offs, impairments, and related charges for the third quarter 2019 include a loss of $191 million ($156 million net-of-tax) as a result of the sale of the Pilgrim plant in August 2019. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet. See Note 14 to the financial statements in the Form 10-K for a discussion of the sale of the Pilgrim plant and for a discussion of impairment of long-lived assets.

Depreciation and amortization expenses decreased primarily due to the absence of depreciation expense from the Indian Point 2 plant, after it was shut down in April 2020.

Other income increased primarily due to higher gains on decommissioning trust fund investments in third quarter 2020 as compared to third quarter 2019 and settlement charges recognized in third quarter 2019 on previously deferred pension plan losses. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments. See Note 6 to the financial statements herein and Note 11 to the financial statements in the Form 10-K for a discussion of retirement plans.

Other expenses decreased primarily due to the absence of decommissioning expense from the Pilgrim plant, after it was sold in August 2019. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant.

Income Taxes

The effective income tax rate was 22.1% for the third quarter 2020. The difference in the effective income tax rate for the third quarter 2020 versus the federal statutory rate of 21% was primarily due to state income taxes, offset by the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was 7.3% for the third quarter 2019. The difference in the effective income tax rate for the third quarter 2019 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items,

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2019 Net Income (Loss) Attributable to Entergy Corporation	$1,140,066	($70,445)	($213,420)	$856,201

Operating revenues	(395,765)	(277,128)	60	(672,833)
Fuel, fuel-related expenses, and gas purchased for resale	(357,583)	(24,950)	17	(382,516)
Purchased power	(308,721)	530	(17)	(308,208)
Other regulatory charges (credits)	(23,608)	—	—	(23,608)
Other operation and maintenance	(107,329)	(127,708)	(5,899)	(240,936)
Asset write-offs, impairments, and related charges	—	(272,151)	—	(272,151)
Taxes other than income taxes	14,085	(1,321)	(115)	12,649
Depreciation and amortization	137,981	(32,914)	—	105,067
Other income (deductions)	(43,127)	(169,527)	13,978	(198,676)
Interest expense	47,565	(6,549)	(3,967)	37,049
Other expenses	(1,852)	(36,405)	—	(38,257)
Income taxes	83,100	(19,514)	30,350	93,936
Preferred dividend requirements of subsidiaries	1,301	—	—	1,301

2020 Net Income (Loss) Attributable to Entergy Corporation	$1,216,235	$3,882	($219,751)	$1,000,366

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

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019:

Amount
(In Millions)
2019 operating revenues	$7,393
Fuel, rider, and other revenues that do not significantly affect net income	(635)
Volume/weather	(144)
Return of unprotected excess accumulated deferred income taxes to customers	157
Retail electric price	226
2020 operating revenues	$6,997

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to decreased commercial and industrial usage as a result of the COVID-19 pandemic and the effects of Hurricane Laura in addition to the effect of less favorable weather on residential sales, partially offset by an increase in residential usage as a result of the COVID-19 pandemic. The decrease in industrial usage is partially offset by an increase in demand from expansion projects, primarily in the transportation and chemicals industries. Entergy continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” above for discussion of the COVID-19 pandemic. See “Hurricane Laura” above for discussion of Hurricane Laura.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In the nine months ended September 30, 2020, $55 million was returned to customers through reductions in operating revenues as compared to $212 million in the nine months ended September 30, 2019. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
The retail electric price variance is primarily due to:

•interim increases in Entergy Louisiana’s formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for the J. Wayne Leonard Power Station (formerly St. Charles Power Station) and effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station and increases in formula rate plan revenues effective September 2019 and September 2020;
•increases in Entergy Mississippi’s formula rate plan rates effective with the first billing cycles of July 2019 and April 2020 and an interim capacity rate adjustment to the formula rate plan to recover non-fuel related costs of acquiring and operating the Choctaw Generating Station;
•an increase in Entergy Arkansas’s formula rate plan rates effective with the first billing cycle of January 2020;
•the implementation of a vegetation management rider at Entergy Mississippi effective with the April 2020 billing cycle; and
•an increase in Entergy Texas’s transmission cost recovery factor rider in January 2020.

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

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $1,024 million for the nine months ended September 30, 2019 to $747 million for the nine months ended September 30, 2020 primarily due to the shutdown of Pilgrim in May 2019, the shutdown of Indian Point 2 in April 2020, and lower realized wholesale energy and capacity prices. The decrease was partially offset by higher volume in the remaining Entergy Wholesale Commodities nuclear fleet resulting from fewer outage days and a larger exercise of resupply options provided for in purchase power agreements where Entergy Wholesale Commodities may elect to supply power from another source when plants are not running.

Following are key performance measures for Entergy Wholesale Commodities for the nine months ended September 30, 2020 and 2019:

	2020	2019
Owned capacity (MW) (a)	2,246	3,274
GWh billed	16,047	21,308

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	94%	91%
GWh billed	14,782	19,602
Average energy price ($/MWh)	$41.61	$40.85
Average capacity price ($/kW-month)	$2.06	$4.83
Refueling outage days:
Indian Point 3	—	29
Palisades	32	—

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(a)The reduction in owned capacity is due to the shutdown of the 1,028 MW Indian Point 2 plant in April 2020.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $1,894 million for the nine months ended September 30, 2019 to $1,787 million for the nine months ended September 30, 2020 primarily due to:

•a decrease of $48 million in non-nuclear generation expenses due to a lower scope of work performed during plant outages in 2020 as compared to the same period in 2019, including a delay in plant outages as a result of the COVID-19 pandemic, and lower long-term service agreement expenses;
•a decrease of $41 million in nuclear generation expenses primarily due to a lower scope of work performed in 2020 as compared to 2019 and lower nuclear labor costs, including contract labor, in part as a result of the COVID-19 pandemic;
•a decrease of $22 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services;
•higher nuclear insurance refunds of $18 million; and
•a decrease of $10 million in loss provisions.

The decrease was partially offset by:

•an increase of $19 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs; and
•an increase of $9 million in storm damage provisions at Entergy Mississippi. See Note 2 to the financial statements in the Form 10-K for discussion of storm recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station), the Lake Charles Power Station, and the Choctaw Generating Station, and new depreciation rates at Entergy Mississippi, as approved by the MPSC.

Other income decreased primarily due to:

•changes in decommissioning trust fund activity;
•a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2019, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station) project and the Lake Charles Power Station project, partially offset by construction work in progress in 2020 related to the Montgomery County Power Station project; and
•an increase in net periodic pension and other postretirement benefits non-service pension costs as a result of a decrease in the discount rate used to value the benefits liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Interest expense increased primarily due to:

•the issuances by Entergy Texas of $300 million in September 2019 and $175 million in March 2020 of 3.55% Series mortgage bonds;
•the issuances by Entergy Louisiana of $300 million of 4.20% Series mortgage bonds and $350 million of 2.90% Series mortgage bonds, each in March 2020, and $525 million of 4.20% Series mortgage bonds in March 2019;
•the issuances by Entergy Arkansas of $350 million of 4.20% Series mortgage bonds in March 2019 and $100 million of 4.0% Series mortgage bonds in March 2020; and
•the issuances by Entergy Mississippi of $135 million of 3.85% Series mortgage bonds in November 2019 and $170 million of 3.50% Series mortgage bonds in May 2020.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $513 million for the nine months ended September 30, 2019 to $385 million for the nine months ended September 30, 2020 primarily due to:

•a decrease of $112 million resulting from the absence of expenses from the Pilgrim plant after it was shut down in May 2019 and the Indian Point 2 plant after it was shut down in April 2020; and
•a decrease of $17 million in severance and retention expenses. Severance and retention expenses were incurred in 2020 and 2019 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses resulting from management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet.

Asset write-offs, impairments, and related charges for the nine months ended September 30, 2020 include impairment charges of $16 million ($13 million net-of-tax) primarily as a result of expenditures for capital assets. Asset write-offs, impairments, and related charges for the nine months ended September 30, 2019 include impairment charges of $191 million ($156 million net-of-tax) as a result of the sale of the Pilgrim plant in August 2019 and impairment charges of $98 million ($77 million net-of-tax) related to nuclear refueling outage spending and expenditures for capital assets. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet. See Note 14 to the financial statements in the Form 10-K for a discussion of the sale of the Pilgrim plant and for a discussion of impairment of long-lived assets.

Depreciation and amortization expenses decreased primarily due to the absence of depreciation expense from the Indian Point 2 plant, after it was shut down in April 2020.

Other income decreased primarily due to lower gains on decommissioning trust fund investments in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments.

Other expenses decreased primarily due to the absence of decommissioning expense from the Pilgrim plant, after it was sold in August 2019. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Pilgrim plant.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 14.2% for the nine months ended September 30, 2020. The difference in the effective income tax rate for the nine months ended September 30, 2020 versus the federal statutory rate of 21% was primarily due to amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, the settlement with the IRS on the treatment of funds received in conjunction with the Act 55 financing of Hurricane Isaac storm costs, and permanent differences related to income tax deductions for stock-based compensation, partially offset by state income taxes. See Note 10 to the financial statements herein for discussion of the IRS settlement and the income tax deductions for stock-based compensation. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Shutdown and Sale of Pilgrim

As discussed in the Form 10-K, Pilgrim ceased operations in May 2019. On August 22, 2019, the NRC approved the transfer of Pilgrim’s facility licenses to Holtec International. At that time, hearing requests filed by the Commonwealth of Massachusetts and Pilgrim Watch challenging Holtec’s financial qualifications and the sufficiency of the NRC’s review of the associated environmental impacts of the license transfer were pending with the NRC Commissioners. The NRC approval order included a condition acknowledging the NRC’s longstanding authority to modify, condition, or rescind the license transfer order as a result of any hearing that may be conducted. On August 26, 2019, as permitted by the August 22 order, Entergy and Holtec closed the transaction. On September 25, 2019, Massachusetts filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit, asking the court to vacate the NRC’s August 22 license transfer approval order and related approvals. On November 22, 2019, Entergy and Holtec filed a motion to dismiss Massachusetts’s petition; the NRC also filed a motion to dismiss on the same date. On January 22, 2020, Massachusetts filed a second petition with the D.C. Circuit asking the court to review the NRC’s December 17 order denying its stay motion. On June 16, 2020, Holtec

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
and Massachusetts reached a settlement to resolve issues related to the Pilgrim transaction. Pursuant to the settlement agreement, Massachusetts withdrew its hearing request pending before the NRC and withdrew both of its petitions for review before the D.C. Circuit, thereby terminating Massachusetts’s pending legal challenges to the Pilgrim transfer.

Planned Shutdown and Sale of Indian Point 2 and Indian Point 3

As discussed in the Form 10-K, in April 2019, Entergy entered into an agreement to sell, directly or indirectly, 100% of the equity interests in the subsidiaries that own Indian Point 1, Indian Point 2, and Indian Point 3, after Indian Point 3 has been shut down and defueled, to a Holtec subsidiary for decommissioning. The sale will include the transfer of the licenses, spent fuel, decommissioning liabilities, and nuclear decommissioning trusts for the three units. Subject to the conditions discussed in the Form 10-K, the transaction is targeted to close in May 2021, following the defueling of Indian Point 3. The NRC publicly stated it expects to complete its technical and financial assurance review of the license transfer application by the end of 2020. As consideration for the transfer to Holtec of its interest in Indian Point, Entergy will receive nominal cash consideration. The terms of the transaction do not require a minimum level of funding in the nuclear decommissioning trusts as a condition to closing. The Indian Point transaction is expected to result in a loss based on the difference between Entergy’s adjusted net investment in the subsidiaries at closing and the sale price net of any agreed adjustments. As of September 30, 2020, Entergy’s adjusted net investment in the Indian Point units was $210 million. The primary variables in the ultimate loss that Entergy will incur are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing. Indian Point 2 permanently ceased operations on April 30, 2020.

Planned Shutdown and Sale of Palisades

As discussed in the Form 10-K, in July 2018, Entergy entered into a purchase and sale agreement to sell 100% of the equity interests in the subsidiary that owns Palisades and the Big Rock Point Site, for $1,000 (subject to adjustment for net liabilities and other amounts). The sale will include the transfer of the nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. In February 2020 the parties signed an amendment to the purchase and sale agreement to remove the closing condition that the nuclear decommissioning trust fund must have a specified amount and Entergy agreed to contribute $20 million to the nuclear decommissioning trust fund at closing, among other amendments. Subject to the conditions discussed in the Form 10-K, the transaction is expected to close by the end of 2022. As of September 30, 2020, Entergy’s adjusted net investment in Palisades was $75 million. The primary variables in the ultimate loss or gain that Entergy will incur on the transaction are the values of the nuclear decommissioning trust and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing. Palisades completed its final refueling outage in October 2020.

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business of approximately $70 million in 2020, of which $57 million has been incurred as of September 30, 2020, and a total of approximately $55 million from 2021 through 2022. In addition, Entergy Wholesale Commodities incurred impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets of $4 million for the three months ended September 30, 2020 and $16 million for the nine months ended September 30, 2020. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy has experienced negative changes during 2020 to its customer payment patterns and its operating cash flow activity due to the COVID-19 pandemic, and expects them to continue throughout 2020. See “The COVID-19 Pandemic” above for discussion of the COVID-19 pandemic. Additional discussion of Entergy’s liquidity and capital resources follows.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy as of September 30, 2020 is primarily due to the net issuance of debt in 2020.

	September 30, 2020	December 31, 2019
Debt to capital	66.7%	65.5%
Effect of excluding securitization bonds	(0.2%)	(0.4%)
Debt to capital, excluding securitization bonds (a)	66.5%	65.1%
Effect of subtracting cash	(1.3%)	(0.5%)
Net debt to net capital, excluding securitization bonds (a)	65.2%	64.6%

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2024.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2020 was 2.50% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2020:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of September 30, 2020, Entergy Corporation had approximately $1,398 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2020 was 1.66%.

Certain of the Utility operating companies have a total of $373 million in storm reserve escrow accounts at September 30, 2020.

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

Preliminary Capital Investment Plan Estimate for 2021-2023

Entergy is developing its capital investment plan for 2021 through 2023 and currently anticipates that the Utility will make approximately $11.9 billion in capital investments during that period and that Entergy Wholesale Commodities will make approximately $20 million in capital investments, not including nuclear fuel, during that period. The preliminary Utility estimate includes specific investments such as the Montgomery County Power Station, Sunflower Solar Facility, Searcy Solar Facility, Walnut Bend Solar Facility, and Liberty County Solar Facility; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; investments in Entergy’s nuclear fleet; software and security; and other investments. The preliminary Entergy Wholesale Commodities estimate includes amounts associated with specific investments, such as component replacement, software and security, and dry cask storage. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

Lake Charles Power Station

As discussed in the Form 10-K, the LPSC issued an order in July 2017 approving certification that the public necessity and convenience would be served by the construction of the Lake Charles Power Station. The plant commenced commercial operation in March 2020.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

New Orleans Power Station

As discussed in the Form 10-K, in June 2019, a state court judge in New Orleans affirmed the City Council’s approval of the New Orleans Power Station and dismissed the petition for judicial review of that decision that had been filed in April 2018. The petitioners have filed an appeal of that ruling. Also in June 2019, with regard to the lawsuit challenging the City Council’s decision on the basis of a violation of the open meetings law, the same state court judge in New Orleans ruled that there was a violation of the open meetings law at the February 2018 meeting of the City Council’s Utility Committee at which that Committee considered the New Orleans Power Station approval, and further ruled that, although there was no violation of the open meetings law at the March 2018 City Council meeting at which the New Orleans Power Station was approved, both the approval of the Utility Committee and the approval of the City Council were void. The City Council and Entergy New Orleans each filed a suspensive appeal of the open meetings law ruling. A suspensive appeal suspends the effect of the judgment in the open meetings law proceeding while the appeal is being taken. The petitioners sought in the state appellate court, and then at the Louisiana Supreme Court, to terminate the suspension of the effect of the judgment, but both courts declined to do so. Oral argument in both cases was heard in January 2020. In February 2020 the state appellate court reversed the lower court’s ruling that the City Council’s approval of the New Orleans Power Station was void due to a violation of the open meetings law at the City Council’s Utility Committee meeting in February 2018.  The state appellate court ruled that there was no violation of the open meetings law at the City Council meeting in March 2018 and that the lower court erred in voiding the City Council resolution approving the New Orleans Power Station.  In March 2020 the appellees in that proceeding filed a writ application with the Louisiana Supreme Court seeking review of the appellate court’s decision and several New Orleans-based organizations filed an amicus brief in support of the appellees’ writ application. Entergy New Orleans and the City Council each filed an opposition to the writ application in June 2020, and the City Council also filed its own writ application seeking reversal of the appellate court’s holding that there was a violation of the open meetings law at the February 2018 City Council’s Utility Committee meeting. In its writ application the City Council requested that the Louisiana Supreme Court deny the appellees’ writ application, and grant the City Council’s writ application only if the Supreme Court grants the appellees’ writ application. In April 2020 the state appellate court affirmed the district court’s judicial review decision that affirmed the City Council’s approval of the New Orleans Power Station as in the public interest. In June 2020 appellants in that case filed a writ application with the Louisiana Supreme Court seeking review and reversal of that appellate court ruling. In July 2020 the City Council and Entergy New Orleans each filed an opposition to appellants’ writ application in the judicial review case. Commercial operation of the plant commenced in May 2020. In accordance with the City Council resolution issued in the 2018 base rate case proceeding, Entergy New Orleans has been deferring the New Orleans Power Station non-fuel costs pending the conclusion of the appellate proceedings. In October 2020 the Louisiana Supreme Court denied all writ applications relating to the New Orleans Power Station. With those denials, Entergy New Orleans expects to begin recovering New Orleans Power Station costs in rates as early as November 2020.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
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

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its October 2020 meeting, the Board declared a dividend of $0.95 per share, an increase from the previous $0.93 quarterly dividend per share that Entergy has paid since the third quarter 2019.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2020 and 2019 were as follows:

	2020	2019
	(In Millions)
Cash and cash equivalents at beginning of period	$426	$481

Cash flow provided by (used in):
Operating activities	2,370	2,118
Investing activities	(3,256)	(3,025)
Financing activities	1,700	1,382
Net increase in cash and cash equivalents	814	475

Cash and cash equivalents at end of period	$1,240	$956

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $252 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•the decrease in the return of unprotected excess accumulated deferred income taxes to Utility customers. See Note 2 to the financial statements in the Form 10-K for a discussion of the regulatory activity regarding the Tax Cuts and Jobs Act;
•a decrease of $125 million in severance and retention payments in 2020 as compared to prior year. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of management’s strategy to exit the Entergy Wholesale Commodities’ merchant power business;
•a decrease of $58 million in spending on nuclear refueling outages;
•an increase of $36 million in proceeds received from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•an increase of $25 million of nuclear insurance refunds.

The increase was partially offset by:

•an increase of $66 million in pension contributions in 2020 as compared to the same period in 2019. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;
•the timing of collections of receivables from customers, in part due to the COVID-19 pandemic;
•the effect of less favorable weather on billed Utility sales in 2020; and
•an increase of $32 million in incentive-based compensation payments in 2020.

Investing Activities

Net cash flow used in investing activities increased $231 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•an increase of $132 million in construction expenditures in the Utility business, as discussed below;
•an increase of $122 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•an increase of $40 million primarily due to changes in collateral posted to provide credit support to secure obligations under agreements to sell power produced by Entergy Wholesale Commodities’ power plants; and
•$25 million in plant upgrades for the Choctaw Generating Station in March 2020. See Note 14 to the financial statements in the Form 10-K for further discussion of the Choctaw Generating Station purchase.

The increase was partially offset by:

•an increase of $65 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•an increase of $45 million in net receipts from storm reserve escrow accounts.

The increase in construction expenditures in the Utility business is primarily due to an increase of $211 million in storm spending in 2020, including spending on Hurricane Laura restoration efforts, and an increase of

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
$156 million largely resulting from investment in the infrastructure of the distribution system, including increased spending on advanced metering infrastructure. The increase was partially offset by a decrease of $206 million in non-nuclear generation construction expenditures primarily due to higher spending in 2019 on the Montgomery County Power Station, Lake Charles Power Station, and J. Wayne Leonard Power Station (formerly St. Charles Power Station) projects and a decrease of $34 million in transmission construction expenditures primarily due to the timing of work performed in 2020 as compared to the same period in 2019.

Financing Activities

Net cash flow provided by financing activities increased $318 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•long-term debt activity providing approximately $2,784 million of cash in 2020 compared to providing approximately $1,274 million of cash in 2019; and
•the repurchase in first quarter 2019 of $50 million of Class A mandatorily redeemable preferred membership units in Entergy Holdings Company LLC, a wholly-owned Entergy subsidiary, that were held by a third party.

The increase was partially offset by:

•proceeds of $608 million from the issuance of common stock in May 2019 as a result of the settlement of equity forwards. See Note 7 to the financial statements in the Form 10-K for discussion of the equity forward sale agreements;
•an increase of $523 million in net repayments of commercial paper in 2020 compared to 2019;
•a decrease of $48 million in treasury stock issuances in 2020 due to a larger amount of previously repurchased Entergy Corporation common stock issued in 2019 to satisfy stock option exercises;
•the issuance of $35 million aggregate liquidation value 5.375% Series A preferred stock in September 2019 by Entergy Texas; and
•an increase of $32 million in common stock dividends paid as a result of an increase in the number of shares outstanding and an increase in the dividend per share in 2020 compared to 2019.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both. In addition to its forward physical power contracts, Entergy Wholesale Commodities may also use a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk. The sensitivities may not reflect the total maximum upside potential from higher market prices. The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation. Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of September 30, 2020 (2020 represents the remainder of the year):

Entergy Wholesale Commodities Nuclear Portfolio

	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	97%	98%	99%
Planned generation (TWh) (c) (d)	3.5	9.6	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of September 30, 2020	$36.8	$54.5	$47.1

Capacity
Percent of capacity sold forward (e):
Bundled capacity and energy contracts (f)	42%	68%	97%
Capacity contracts (g)	37%	15%	—%
Total	79%	83%	97%
Planned net MW in operation (average) (d)	1,852	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$1.9	$0.2	$—

Total Energy and Capacity Revenues (h)
Expected sold and market total revenue per MWh	$40.6	$54.1	$46.8
Sensitivity: -/+ $10 per MWh market price change	$40.5-$40.7	$53.9-$54.3	$46.7-$47.0

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

As of September 30, 2020, a positive $10 per MWh change and a negative $10 per MWh change would each have an insignificant corresponding effect on pre-tax income for the remainder of 2020. Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on September 30, 2019 market conditions, planned generation volumes, and hedged positions, would have had a corresponding effect on pre-tax income of $2 million for the remainder of 2019. A negative $10 per MWh change in the annual average energy price in the markets based on September 30, 2019 market conditions, planned generation volumes, and hedged positions, would have had a corresponding effect on pre-tax income of ($2) million for the remainder of 2019.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At September 30, 2020, based on power prices at that time, Entergy had liquidity exposure of $58 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $20 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of September 30, 2020, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements. As of September 30, 2020, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $40 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of September 30, 2020, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

NRC Reactor Oversight Process

As discussed in the Form 10-K, the NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, and “multiple/repetitive degraded cornerstone column,” or Column 4. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. The nuclear generating plants owned and operated by Entergy’s Utility and Entergy Wholesale Commodities businesses are currently in Column 1. Grand Gulf, however, is expected to be placed in Column 2 by the NRC based on the incidence of unplanned plant scrams during the third quarter 2020.

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

Qualified Pension and Other Postretirement Benefits

As discussed in the Form 10-K, Entergy sponsors qualified, defined benefit pension plans that cover substantially all employees, including cash balance plans and final average pay plans. Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements in the Form 10-K, are affected by numerous factors. Key actuarial assumptions utilized in determining qualified pension and other postretirement health care and life insurance costs include the expected long-term rate of return on plan assets. For 2020, Entergy assumed a long-term rate of return on its qualified pension plan assets of 7.00%. Through September 30, 2020, Entergy experienced a 5.7% positive return on its qualified pension plan assets.
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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
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

In addition, as discussed in Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein, in 2015, System Energy and Entergy Louisiana adopted a new method of accounting for income tax return purposes in which nuclear decommissioning liabilities are treated as production costs of electricity includable in cost of goods sold. The new method resulted in a reduction of taxable income of $1.2 billion for System Energy and $2.2 billion for Entergy Louisiana in 2015. In the third quarter 2020 the IRS issued Notices of Proposed Adjustment concerning this uncertain tax position allowing System Energy to include $102 million of its decommissioning liability in cost of goods sold and Entergy Louisiana to include $221 million of its decommissioning liability in cost of goods sold. The Notices of Proposed Adjustment will not be appealed.

As a result of System Energy being allowed to include part of its decommissioning liability in cost of goods sold, System Energy and Entergy recorded a deferred tax liability of $26 million. System Energy also recorded federal and state taxes payable of $402 million; on a consolidated basis, however, Entergy utilized tax loss carryovers to offset the federal taxable income adjustment and accordingly did not record federal taxes payable as a result of the outcome of this uncertain tax position.

As a result of Entergy Louisiana being allowed to include part of its decommissioning liability in cost of goods sold, Entergy Louisiana and Entergy recorded a deferred tax liability of $60 million. Both Entergy Louisiana and Entergy utilized tax loss carryovers to offset the taxable income adjustment and accordingly did not record taxes payable as a result of the outcome of this uncertain tax position.

The partial disallowance of the uncertain tax position to include the decommissioning liability in cost of goods sold resulted in a $1.5 billion decrease in the balance of unrecognized tax benefits related to federal and state taxes for Entergy. Additionally, both System Energy and Entergy Louisiana recorded a reduction to their balances of unrecognized tax benefits for federal and state taxes of $461 million and $1.1 billion, respectively.

The tax treatment of Entergy Louisiana’s accrued regulatory liabilities associated with the Vidalia purchased power agreement and business combination guaranteed customer credits, which are discussed in Note 2 to the financial statements in the Form 10-K, has been resolved in a manner that results in a $190 million increase to previously reported taxable income. Entergy Louisiana and Entergy utilized tax loss carryovers to offset the taxable income adjustment, however, which allowed both Entergy Louisiana and Entergy to reduce their balances of federal and state unrecognized tax benefits by $74 million.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

New Accounting Pronouncements

See Note 1 to the financial statements in the Form 10-K for discussion of new accounting pronouncements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,666,805	$2,812,934	$6,907,999	$7,279,683
Natural gas	22,357	27,269	88,829	112,916
Competitive businesses	214,406	300,372	746,706	1,023,768
TOTAL	2,903,568	3,140,575	7,743,534	8,416,367

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	421,668	596,939	1,160,076	1,542,592
Purchased power	264,924	316,339	693,499	1,001,707
Nuclear refueling outage expenses	44,384	52,044	139,496	153,447
Other operation and maintenance	751,337	805,696	2,189,681	2,430,617
Asset write-offs, impairments, and related charges	4,461	198,086	16,332	288,483
Decommissioning	95,155	101,811	284,251	308,557
Taxes other than income taxes	171,425	165,731	500,364	487,715
Depreciation and amortization	401,578	379,219	1,205,057	1,099,990
Other regulatory charges (credits)	(29,380)	4,781	(62,306)	(38,698)
TOTAL	2,125,552	2,620,646	6,126,450	7,274,410

OPERATING INCOME	778,016	519,929	1,617,084	1,141,957

OTHER INCOME
Allowance for equity funds used during construction	24,915	33,161	89,238	108,546
Interest and investment income	127,857	82,295	195,826	406,663
Miscellaneous - net	(58,914)	(50,086)	(129,145)	(160,614)
TOTAL	93,858	65,370	155,919	354,595

INTEREST EXPENSE
Interest expense	207,811	201,412	630,199	603,517
Allowance for borrowed funds used during construction	(11,080)	(14,773)	(38,667)	(49,034)
TOTAL	196,731	186,639	591,532	554,483

INCOME BEFORE INCOME TAXES	675,143	398,660	1,181,471	942,069

Income taxes	149,444	29,201	167,366	73,430

CONSOLIDATED NET INCOME	525,699	369,459	1,014,105	868,639

Preferred dividend requirements of subsidiaries	4,580	4,219	13,739	12,438

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$521,119	$365,240	$1,000,366	$856,201

Earnings per average common share:
Basic	$2.60	$1.84	$5.00	$4.42
Diluted	$2.59	$1.82	$4.98	$4.38

Basic average number of common shares outstanding	200,220,018	198,932,387	200,063,256	193,876,557
Diluted average number of common shares outstanding	201,115,768	200,492,935	200,957,465	195,685,851

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019

	(In Thousands)

Net Income	$525,699	$369,459	$1,014,105	$868,639

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss) (net of tax expense (benefit) of ($4,408), ($5,343), ($16,945), and $14,547)	(16,558)	(20,103)	(63,674)	62,453
Pension and other postretirement liabilities (net of tax expense of $4,697, $6,760, $24,487, and $13,086)	17,437	25,464	88,560	48,510
Net unrealized investment gain (net of tax expense (benefit) of ($1,513), $1,303, $18,042, and $17,472)	(2,695)	5,271	31,614	33,244
Other comprehensive income (loss)	(1,816)	10,632	56,500	144,207

Comprehensive Income	523,883	380,091	1,070,605	1,012,846
Preferred dividend requirements of subsidiaries	4,580	4,219	13,739	12,438
Comprehensive Income Attributable to Entergy Corporation	$519,303	$375,872	$1,056,866	$1,000,408

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$1,014,105	$868,639
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,694,904	1,634,677
Deferred income taxes, investment tax credits, and non-current taxes accrued	320,726	373,723
Asset write-offs, impairments, and related charges	16,117	225,175
Changes in working capital:
Receivables	(200,990)	(231,005)
Fuel inventory	(608)	(14,399)
Accounts payable	174,083	(175,246)
Taxes accrued	206,769	(2,420)
Interest accrued	10,866	(2,314)
Deferred fuel costs	(48,162)	90,319
Other working capital accounts	(114,492)	(19,232)
Changes in provisions for estimated losses	(38,029)	14,114
Changes in other regulatory assets	(130,533)	(92,861)
Changes in other regulatory liabilities	(38,371)	(19,115)
Changes in pension and other postretirement liabilities	(270,144)	(132,044)
Other	(226,075)	(400,064)
Net cash flow provided by operating activities	2,370,166	2,117,947

INVESTING ACTIVITIES
Construction/capital expenditures	(3,175,559)	(3,079,726)
Allowance for equity funds used during construction	89,238	108,867
Nuclear fuel purchases	(177,385)	(55,176)
Payment for purchase of assets	(24,633)	—
Proceeds from sale of assets	—	19,801
Insurance proceeds received for property damages	—	7,040
Changes in securitization account	791	(4,213)
Payments to storm reserve escrow account	(2,244)	(6,184)
Receipts from storm reserve escrow account	40,647	—
Decrease (increase) in other investments	(9,821)	30,370
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	67,252	2,369
Proceeds from nuclear decommissioning trust fund sales	1,597,492	3,518,616
Investment in nuclear decommissioning trust funds	(1,661,660)	(3,566,690)
Net cash flow used in investing activities	(3,255,882)	(3,024,926)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	8,170,607	7,133,571
Preferred stock of subsidiary	—	33,486
Treasury stock	41,784	89,303
Common stock	—	607,650
Retirement of long-term debt	(5,386,227)	(5,859,714)
Repurchase of preferred membership units	—	(50,000)
Changes in credit borrowings and commercial paper - net	(548,522)	(24,550)
Other	(5,941)	(9,175)
Dividends paid:
Common stock	(558,121)	(526,408)
Preferred stock	(13,922)	(12,328)
Net cash flow provided by financing activities	1,699,658	1,381,835

Net increase in cash and cash equivalents	813,942	474,856

Cash and cash equivalents at beginning of period	425,722	480,975

Cash and cash equivalents at end of period	$1,239,664	$955,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$599,683	$584,622
Income taxes	($2,484)	($8,649)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$43,859	$34,242
Temporary cash investments	1,195,805	391,480
Total cash and cash equivalents	1,239,664	425,722
Accounts receivable:
Customer	844,794	595,509
Allowance for doubtful accounts	(73,426)	(7,404)
Other	122,674	219,870
Accrued unbilled revenues	453,378	400,617
Total accounts receivable	1,347,420	1,208,592
Deferred fuel costs	6,798	—
Fuel inventory - at average cost	146,084	145,476
Materials and supplies - at average cost	918,962	824,989
Deferred nuclear refueling outage costs	171,081	157,568
Prepayments and other	232,796	283,645
TOTAL	4,062,805	3,045,992

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	6,786,957	6,404,030
Non-utility property - at cost (less accumulated depreciation)	341,190	332,864
Other	465,903	496,452
TOTAL	7,594,050	7,233,346

PROPERTY, PLANT, AND EQUIPMENT
Electric	57,185,891	54,271,467
Natural gas	577,349	547,110
Construction work in progress	3,477,386	2,823,291
Nuclear fuel	613,298	677,181
TOTAL PROPERTY, PLANT, AND EQUIPMENT	61,853,924	58,319,049
Less - accumulated depreciation and amortization	23,852,928	23,136,356
PROPERTY, PLANT, AND EQUIPMENT - NET	38,000,996	35,182,693

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $147,813 as of September 30, 2020 and $239,219 as of December 31, 2019)	5,422,588	5,292,055
Deferred fuel costs	240,290	239,892
Goodwill	377,172	377,172
Accumulated deferred income taxes	76,247	64,461
Other	296,103	288,301
TOTAL	6,412,400	6,261,881

TOTAL ASSETS	$56,070,251	$51,723,912

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,050,015	$795,012
Notes payable and commercial paper	1,398,205	1,946,727
Accounts payable	2,872,447	1,499,861
Customer deposits	408,764	409,171
Taxes accrued	440,224	233,455
Interest accrued	204,995	194,129
Deferred fuel costs	156,721	197,687
Pension and other postretirement liabilities	59,552	66,184
Current portion of unprotected excess accumulated deferred income taxes	63,261	76,457
Other	221,342	201,780
TOTAL	6,875,526	5,620,463

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,668,846	4,401,190
Accumulated deferred investment tax credits	200,914	207,113
Regulatory liability for income taxes-net	1,542,122	1,633,159
Other regulatory liabilities	2,026,867	1,961,005
Decommissioning and asset retirement cost liabilities	6,390,445	6,159,212
Accumulated provisions	495,999	534,028
Pension and other postretirement liabilities	2,534,753	2,798,265
Long-term debt (includes securitization bonds of $209,177 as of September 30, 2020 and $297,981 as of December 31, 2019)	19,612,664	17,078,643
Other	695,866	852,749
TOTAL	38,168,476	35,625,364

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,410	219,410

EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 270,035,180 shares in 2020 and 2019	2,700	2,700
Paid-in capital	6,535,541	6,564,436
Retained earnings	9,699,435	9,257,609
Accumulated other comprehensive loss	(390,420)	(446,920)
Less - treasury stock, at cost (69,803,566 shares in 2020 and 70,886,400 shares in 2019)	5,075,417	5,154,150
Total common shareholders' equity	10,771,839	10,223,675
Subsidiaries' preferred stock without sinking fund	35,000	35,000
TOTAL	10,806,839	10,258,675

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$56,070,251	$51,723,912

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2020
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2019	$35,000	$2,700	($5,154,150)	$6,564,436	$9,257,609	($446,920)	$10,258,675
Implementation of accounting standards	—	—	—	—	(419)	—	(419)
Balance at January 1, 2020	35,000	2,700	(5,154,150)	6,564,436	9,257,190	(446,920)	10,258,256

Consolidated net income (a)	4,580	—	—	—	118,714	—	123,294
Other comprehensive income	—	—	—	—	—	47,933	47,933
Common stock issuances related to stock plans	—	—	73,580	(53,753)	—	—	19,827
Common stock dividends declared	—	—	—	—	(185,763)	—	(185,763)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2020	$35,000	$2,700	($5,080,570)	$6,510,683	$9,190,141	($398,987)	$10,258,967

Consolidated net income (a)	4,580	—	—	—	360,533	—	365,113
Other comprehensive income	—	—	—	—	—	10,383	10,383
Common stock issuances related to stock plans	—	—	3,609	13,647	—	—	17,256
Common stock dividends declared	—	—	—	—	(186,151)	—	(186,151)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2020	$35,000	$2,700	($5,076,961)	$6,524,330	$9,364,523	($388,604)	$10,460,988

Consolidated net income (a)	4,580	—	—	—	521,119	—	525,699
Other comprehensive loss	—	—	—	—	—	(1,816)	(1,816)
Common stock issuances related to stock plans	—	—	1,544	11,211	—	—	12,755
Common stock dividends declared	—	—	—	—	(186,207)	—	(186,207)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at September 30, 2020	$35,000	$2,700	($5,075,417)	$6,535,541	$9,699,435	($390,420)	$10,806,839

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2020, second quarter 2020, and third quarter 2020 each includes $4.1 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2019
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries' Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2018	$—	$2,616	($5,273,719)	$5,951,431	$8,721,150	($557,173)	$8,844,305
Implementation of accounting standards	—	—	—	—	6,806	(6,806)	—
Balance at January 1, 2019	—	2,616	(5,273,719)	5,951,431	8,727,956	(563,979)	8,844,305

Consolidated net income (a)	4,109	—	—	—	254,537	—	258,646
Other comprehensive income	—	—	—	—	—	12,827	12,827
Common stock issuances related to stock plans	—	—	62,537	(31,248)	—	—	31,289
Common stock dividends declared	—	—	—	—	(172,591)	—	(172,591)
Preferred dividend requirements of subsidiaries (a)	(4,109)	—	—	—	—	—	(4,109)
Balance at March 31, 2019	$—	$2,616	($5,211,182)	$5,920,183	$8,809,902	($551,152)	$8,970,367

Consolidated net income (a)	4,109	—	—	—	236,424	—	240,533
Other comprehensive income	—	—	—	—	—	120,748	120,748
Settlement of equity forwards through common stock issuance	—	84	—	607,566	—	—	607,650
Common stock issuance costs	—	—	—	(7)	—	—	(7)
Common stock issuances related to stock plans	—	—	23,391	11,791	—	—	35,182
Common stock dividends declared	—	—	—	—	(172,861)	—	(172,861)
Preferred dividend requirements of subsidiaries (a)	(4,109)	—	—	—	—	—	(4,109)
Balance at June 30, 2019	$—	$2,700	($5,187,791)	$6,539,533	$8,873,465	($430,404)	$9,797,503

Consolidated net income (a)	4,219	—	—	—	365,240	—	369,459
Other comprehensive income	—	—	—	—	—	10,632	10,632
Common stock issuances related to stock plans	—	—	29,166	13,476	—	—	42,642
Common stock dividends declared	—	—	—	—	(180,956)	—	(180,956)
Subsidiary's preferred stock issuance	35,000	—	—	—	—	—	35,000
Preferred dividend requirements of subsidiaries (a)	(4,219)	—	—	—	—	—	(4,219)
Balance at September 30, 2019	$35,000	$2,700	($5,158,625)	$6,553,009	$9,057,749	($419,772)	$10,070,061

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for the first quarter 2019, second quarter 2019, and third quarter 2019 each includes $4.1 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$1,153	$1,155	($2)	—
Commercial	647	722	(75)	(10)
Industrial	590	686	(96)	(14)
Governmental	57	62	(5)	(8)
Total billed retail	2,447	2,625	(178)	(7)
Sales for resale	145	63	82	130
Other	75	125	(50)	(40)
Total	$2,667	$2,813	($146)	(5)

Utility billed electric energy sales (GWh):
Residential	11,634	11,627	7	—
Commercial	7,791	8,499	(708)	(8)
Industrial	11,994	12,861	(867)	(7)
Governmental	660	705	(45)	(6)
Total retail	32,079	33,692	(1,613)	(5)
Sales for resale	4,881	3,025	1,856	61
Total	36,960	36,717	243	1

Entergy Wholesale Commodities:
Operating revenues	$214	$300	($86)	(29)
Billed electric energy sales (GWh)	4,332	6,847	(2,515)	(37)

	Nine Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$2,742	$2,727	$15	1
Commercial	1,712	1,872	(160)	(9)
Industrial	1,723	1,929	(206)	(11)
Governmental	157	172	(15)	(9)
Total billed retail	6,334	6,700	(366)	(5)
Sales for resale	252	223	29	13
Other	322	357	(35)	(10)
Total	$6,908	$7,280	($372)	(5)

Utility billed electric energy sales (GWh):
Residential	27,519	27,749	(230)	(1)
Commercial	20,106	21,764	(1,658)	(8)
Industrial	35,655	36,509	(854)	(2)
Governmental	1,826	1,932	(106)	(5)
Total retail	85,106	87,954	(2,848)	(3)
Sales for resale	11,109	10,009	1,100	11
Total	96,215	97,963	(1,748)	(2)

Entergy Wholesale Commodities:
Operating revenues	$747	$1,024	($277)	(27)
Billed electric energy sales (GWh)	16,047	21,308	(5,261)	(25)

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

Other Regulatory Assets

Hurricane Laura

In August 2020, Hurricane Laura caused severe damage to the Entergy distribution and transmission systems across Louisiana and Texas. The storm resulted in widespread power outages and, as a result of the storm’s extensive damage to the grid infrastructure serving the impacted area, large portions of the underlying transmission system required nearly a complete rebuild. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Laura are currently estimated to be in the range of $1.5 billion to $1.7 billion, including $1.25 billion to $1.4 billion at Entergy Louisiana and $230 million to $260 million at Entergy Texas. Entergy also expects Utility revenues in 2020 to be adversely affected, primarily due to power outages resulting from the hurricane. Entergy is considering all available avenues to recover storm-related costs from Hurricane Laura, including accessing funded storm reserve escrows and securitization. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Entergy has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy recorded corresponding regulatory assets of approximately $205 million, including $155 million at Entergy Louisiana and $40 million at Entergy Texas, and construction work in progress of approximately $1.295 billion, including $1.095 billion at Entergy Louisiana and $190 million at Entergy Texas. Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. There are well established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy has not gone through the regulatory process regarding these storm costs, there is

Entergy Corporation and Subsidiaries
Notes to Financial Statements
an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Regulatory activity regarding the Tax Cuts and Jobs Act

System Energy

In a filing made with the FERC in March 2018, System Energy proposed revisions to the Unit Power Sales Agreement to reflect the effects of the Tax Act. In the filing System Energy proposed to return identified quantities of unprotected excess accumulated deferred income taxes to its customers by the end of 2018. In May 2018 the FERC accepted System Energy’s proposed tax revisions with an effective date of June 1, 2018, subject to refund and the outcome of settlement and hearing procedures.  Settlement discussions were terminated in April 2019, and the hearing was held in March 2020. The retail regulators of the Utility operating companies that are parties to the Unit Power Sales Agreement challenged the treatment and amount of excess accumulated deferred income tax liabilities associated with uncertain tax positions related to nuclear decommissioning. In July 2020 the presiding ALJ in the proceeding issued an initial decision finding that there is an additional $147 million in unprotected excess accumulated deferred income taxes related to System Energy’s uncertain decommissioning tax deduction. The initial decision determined that System Energy should have included the $147 million in its March 2018 filing. System Energy had not included credits related to the effect of the Tax Act on the uncertain decommissioning tax position because it was uncertain whether the IRS would allow the deduction. The initial decision rejected both System Energy’s alternative argument that any crediting should occur over a ten-year period and the retail regulators’ argument that any crediting should occur over a two-year period. Instead, the initial decision concluded that System Energy should credit the additional unprotected excess accumulated deferred income taxes in a single lump sum revenue requirement reduction following a FERC order addressing the initial decision.

The ALJ initial decision is an interim step in the FERC litigation process. In September 2020, System Energy filed a brief on exceptions with the FERC, re-urging its positions and requesting the reversal of the ALJ’s initial decision. Briefs opposing exceptions are scheduled for December 2020. The FERC will then review the case and issue an order in the proceeding, and the FERC may accept, reject, or modify the ALJ’s initial decision in whole or in part. Credits, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

As discussed below in “Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue,” in September 2020 the IRS issued a Notice of Proposed Adjustment (NOPA) and Entergy executed it. In September 2020, System Energy filed a motion to lodge the NOPA into the record in the FERC proceeding. In October 2020 the LPSC, APSC, MPSC, City Council, and FERC trial staff filed oppositions to System Energy’s motion. As a result of the NOPA, System Energy filed, in October 2020, a new Federal Power Act section 205 filing at the FERC to credit the excess accumulated deferred income taxes resulting from the decommissioning uncertain tax position. System Energy proposes to credit the entire amount of the excess accumulated deferred income taxes arising from the successful portion of the decommissioning uncertain tax position by issuing a one-time credit of $17.8 million on the October 2020 bill. Comments, protests, and interventions in this filing are due in November 2020.

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

Entergy Louisiana

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. Discovery commenced in September 2020.

Entergy Mississippi

In November 2019, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation included $39.6 million of prior over-recovery flowing back to customers beginning February 2020. Entergy Mississippi’s balance in its deferred fuel account did not decrease as expected after implementation of the new factor. In an effort to assist customers during the COVID-19 pandemic, in May 2020, Entergy Mississippi requested an interim adjustment to the energy cost recovery rider to credit approximately $50 million from the over-recovered balance in the deferred fuel account to customers over four consecutive billing months. The MPSC approved this interim adjustment in May 2020 effective for June through September 2020 bills.

Entergy Texas

In September 2019, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period from April 2016 through March 2019. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimated an under-recovery balance of approximately $25.8 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2019. In March 2020 an intervenor filed testimony proposing that the PUCT disallow: (1) $2 million in replacement power costs associated with generation outages during the reconciliation period; and (2) $24.4 million associated with the operation of the Spindletop natural gas storage facility during the reconciliation period.  In April 2020, Entergy Texas filed rebuttal testimony refuting all points raised by the intervenor.  In June 2020 the parties filed a stipulation and settlement agreement, which included a $1.2 million disallowance not associated with any particular issue raised by any party. The PUCT approved the settlement in August 2020.

In July 2020, Entergy Texas filed an application with the PUCT to implement an interim fuel refund of $25.5 million, including interest. Entergy Texas proposed that the interim fuel refund be implemented beginning with the first August 2020 billing cycle over a three-month period for smaller customers and in a lump sum amount in the billing month of August 2020 for transmission-level customers. The interim fuel refund was approved in July 2020, and Entergy Texas began refunds in August 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2020 Formula Rate Plan Filing

In July 2020, Entergy Arkansas filed with the APSC its 2020 formula rate plan filing to set its formula rate for the 2021 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2021, as amended through subsequent filings in the proceeding, and a netting adjustment for the historical year 2019. Entergy Arkansas’s earned rate of return on common equity is 8.22% for the 2021 projected year and 9.07% for the 2019 historical year. The total revenue change is based upon a deficiency of approximately $64.3 million for the 2021 projected year and approximately $23.9 million for the 2019 historical year netting adjustment. The total proposed formula rate plan rider revenue change for 2021 is $88.2 million to produce a target rate of return of 9.75% for the projected year and the historical year. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeds the constraint, the resulting increase is limited to $72.6 million. In October 2020 other parties in the proceeding filed their errors and objections recommending certain adjustments that would reduce the initially-proposed $74.3 million revenue requirement increase, and Entergy Arkansas filed responsive testimony disputing these adjustments. In October 2020, Entergy Arkansas filed with the APSC a unanimous settlement agreement reached with the other parties that resolved all but one issue. As a result of the settlement agreement, Entergy Arkansas’s requested revenue increase is $68.4 million, which is below the $72.6 million cap constraint. The remaining issue to be litigated concerns the methodology used to account for historical year revenues in the netting adjustment. Two parties have proposed a new methodology that, if adopted, effectively would reduce Entergy Arkansas’s request to $0.9 million for the 2021 projected year. This remaining issue will go to hearing in November 2020 and a final decision by the APSC is expected in December 2020. Also with the formula rate plan filing, Entergy Arkansas is requesting an extension of the formula rate plan rider for a second five-year term. A decision by the APSC on the extension is requested before February 2021.

COVID-19 Orders

In April 2020, in light of the COVID-19 pandemic, the APSC issued an order requiring utilities, to the extent they had not already done so, to suspend service disconnections during the remaining pendency of the Arkansas Governor’s emergency declaration or until the APSC rescinds the directive. The order also authorizes utilities to establish a regulatory asset to record costs resulting from the suspension of service disconnections, directs that in future proceedings the APSC will consider whether the request for recovery of these regulatory assets is reasonable and necessary, and requires utilities to track and report the costs and any savings directly attributable to suspension of disconnects. In May 2020 the APSC approved Entergy Arkansas expanding deferred payment agreements to assist customers during the pandemic. Quarterly reporting began in August 2020 and the APSC ordered additional reporting in October 2020 regarding utilities’ transitional plans for ending the moratorium on service disconnects. As of September 30, 2020, Entergy Arkansas recorded a regulatory asset of $6.1 million for costs associated with the COVID-19 pandemic.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2017 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the J. Wayne Leonard Power Station (formerly St. Charles Power Station). The resulting interim adjustment to rates became effective with the first billing cycle of June 2019. In June 2020, Entergy Louisiana submitted information to the LPSC to review the prudence of Entergy Louisiana’s management of the project. In August 2020 discovery commenced and a procedural schedule was established with a hearing in July 2021.

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

2019 Formula Rate Plan Filing

In May 2020, Entergy Louisiana filed with the LPSC its formula rate plan evaluation report for its 2019 calendar year operations. The 2019 test year evaluation report produced an earned return on common equity of 9.66%. As such, no change to base rider formula rate plan revenue is required. Although base rider formula rate plan revenue will not change as a result of this filing, overall formula rate plan revenues will increase by approximately $103 million. This outcome is driven by the removal of prior year credits associated with the sale of the Willow Glen Power Station and an increase in the transmission recovery mechanism. Also contributing to the overall change is an increase in legacy formula rate plan revenue requirements driven by legacy Entergy Louisiana capacity cost true-ups and higher annualized legacy Entergy Gulf States Louisiana revenues due to higher billing determinants, offset by reductions in MISO cost recovery mechanism and tax reform adjustment mechanism revenue requirements. In August 2020 the LPSC staff submitted a list of items for which it needs additional information to confirm the accuracy and compliance of the 2019 test year evaluation report. The LPSC staff objected to a proposed revenue neutral adjustment regarding a certain rider as being beyond the scope of permitted formula rate plan adjustments. Rates reflected in the May 2020 filing, with the exception of the revenue neutral rider adjustment, and as updated in an August 2020 filing, were implemented in September 2020, subject to refund. Entergy Louisiana is in the process of providing additional information and details on the May 2020 filing as requested by the LPSC staff.

Request for Extension and Modification of Formula Rate Plan

In May 2020, Entergy Louisiana filed with the LPSC its application for authority to extend its formula rate plan. In its application, Entergy Louisiana seeks to maintain a 9.8% return on equity, with a bandwidth of 60 basis points above and below the midpoint, with a first-year midpoint reset. Entergy Louisiana also seeks to maintain its existing additional capacity mechanism, tax reform adjustment mechanism, transmission recovery mechanism, and the MISO cost recovery mechanism. Entergy Louisiana also seeks to add a distribution cost recovery mechanism which operates in substantially the same manner as the transmission recovery mechanism, seeks to utilize end of period rate base to calculate cost of service, and requests a deferral of certain expenses incurred for outside of right-of-way vegetation programs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

2018 Rate Stabilization Plan Filing

As discussed in the Form 10-K, in January 2019 Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2018. The filing of the evaluation report for the test year 2018 reflected an earned return on common equity of 2.69%. This earned return is below the earning sharing band of the gas rate stabilization plan and results in a rate increase of $2.8 million. Rates were implemented during the first billing cycle of May 2019, subject to refund and final LPSC review. In August 2020 the LPSC staff filed its report concurring with Entergy Louisiana’s calculation that the gas rate stabilization plan required a rate increase of $2.8 million. The LPSC accepted the staff’s report at its September 2020 meeting.

COVID-19 Orders

In April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. While the suspension of late fees and disconnects for non-pay was only extended until the first billing cycle after July 16, 2020, Entergy Louisiana has not yet resumed disconnections and continues to defer the associated costs. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of September 30, 2020, Entergy Louisiana recorded a regulatory asset of $27.4 million for costs associated with the COVID-19 pandemic.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

COVID-19 Orders

In March 2020 the MPSC issued an order suspending disconnections for a period of sixty days. The MPSC extended the order on disconnections through May 26, 2020. In April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. While the MPSC order on suspension of disconnections has expired, Entergy Mississippi has not yet resumed disconnections and continues to defer the associated costs. As of September 30, 2020, Entergy Mississippi recorded a regulatory asset of $10.4 million for costs associated with the COVID-19 pandemic.

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

2018 Base Rate Case Filing

See the Form 10-K for discussion of the electric and gas base rate case filed in September 2018. In response to the City Council’s November 2019 resolution in the rate case, Entergy New Orleans made a compliance filing in December 2019 and also filed timely a petition for appeal and judicial review and for stay of or injunctive relief alleging that the resolution is unlawful in failing to produce just and reasonable rates. A hearing on the requested injunction was scheduled in Civil District Court for February 2020, but by joint motion of the City Council and Entergy New Orleans, the Civil District Court issued an order for a limited remand to the City Council to consider a potential agreement in principle/stipulation at its February 20, 2020 meeting. On February 17, 2020, Entergy New Orleans filed with the City Council an agreement in principle between Entergy New Orleans and the City Council’s advisors. On February 20, 2020, the City Council voted to approve the proposed agreement in principle and issued a resolution modifying the required treatment of certain accumulated deferred income taxes. As a result of the agreement in principle, the total annual revenue requirement reduction will be approximately $45 million ($42 million electric, including $29 million in rider reductions; and $3 million gas). Entergy New Orleans fully implemented the new rates in April 2020. In accordance with the provisions of the agreement in principle approved by the City Council related to the 2020 formula rate plan filing, Entergy New Orleans anticipates moving forward with dismissal of its judicial review petition in the Civil District Court.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
2020 Formula Rate Plan Filing

Entergy New Orleans’s first annual filing under the three-year formula rate plan approved by the City Council in November 2019 was originally due to be filed in April 2020. The authorized return on equity under the approved three-year formula rate plan is 9.35% for both electric and gas operations. The City Council approved several extensions of the deadline to allow additional time to assess the effects of the COVID-19 pandemic on the New Orleans community, Entergy New Orleans customers, and Entergy New Orleans itself. In October 2020 the City Council approved an agreement in principle filed by Entergy New Orleans that results in Entergy New Orleans foregoing its 2020 formula rate plan filing and shifting the three-year formula rate plan to filings in 2021, 2022, and 2023. Key provisions of the agreement in principle include: changing the lower of actual equity ratio or 50% equity ratio approved in the rate case to a hypothetical capital structure of 51% equity and 49% debt for the duration of the three-year formula rate plan; changing the 2% depreciation rate for the New Orleans Power Station approved in the rate case to 3%; retention of over-recovery of $2.2 million in rider revenues; recovery of $1.4 million of certain rate case expenses outside of the earnings band; recovery of the New Orleans Solar Station costs upon commercial operation; and Entergy New Orleans’s dismissal of its 2018 rate case appeal.

COVID-19 Orders

In March 2020, Entergy New Orleans voluntarily suspended customer disconnections for non-payment of utility bills through May 2020. Subsequently, the City Council ordered that the moratorium be extended to August 1, 2020. In May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. While the City Council moratorium on customer disconnections has expired, Entergy New Orleans has not yet resumed disconnections and continues to defer the associated costs. As of September 30, 2020, Entergy New Orleans recorded a regulatory asset of $8.4 million for costs associated with the COVID-19 pandemic.

In June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding, currently being held in escrow, and approximately $15 million of non-securitized storm reserves to fund this program, which is intended to provide temporary bill relief to customers who become unemployed during the COVID-19 pandemic. The program became effective July 1, 2020, and offers qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits. As of September 30, 2020, credits of $1.9 million have been applied to customer bills under the City Council Cares Program.

Filings with the PUCT (Entergy Texas)

Distribution Cost Recovery Factor (DCRF) Rider

In March 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $23.6 million annually, or $20.4 million in incremental annual DCRF revenue beyond Entergy Texas’s currently effective DCRF rider, based on its capital invested in distribution between January 1, 2019 and December 31, 2019. In May and June 2020 intervenors filed testimony recommending reductions in Entergy Texas’s annual revenue requirement of approximately $0.3 million and $4.1 million. The parties briefed the contested issues in this matter and a proposal for decision was issued in September 2020 recommending a $4.1 million revenue reduction related to non-Advanced Metering System meters included in the DCRF calculation. The parties filed exceptions to the proposal for decision and replies to those exceptions in September 2020. In October 2020 the PUCT issued a final order approving a $16.3 million incremental annual DCRF revenue increase.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In October 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $26.3 million annually, or $6.8 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between January 1, 2020 and August 31, 2020.

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

In October 2020, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $51 million annually, or $31.6 million in incremental annual revenues beyond Entergy Texas’s currently effective TCRF rider based on its capital invested in transmission between July 1, 2019 and August 31, 2020.

COVID-19 Orders

In March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of COVID-19. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. While the PUCT moratorium on disconnections has expired, Entergy Texas has not yet resumed disconnections and continues to defer the associated costs. As of September 30, 2020, Entergy Texas recorded a regulatory asset of $8.7 million for costs associated with the COVID-19 pandemic.

Generation Rider

In October 2020, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its capital investment in the Montgomery County Power Station. In October 2020 the administrative law judge set a procedural schedule that will result in an administrative approval of Entergy Texas’s application in December 2020 if it is unopposed by parties to the proceeding.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In July 2020, Entergy filed a correction to the June 2020 filing to address an error in the 2012 test year calculation. This resulted in additional payments of $1.5 million from Entergy Arkansas to Entergy Louisiana. In August 2020 both Entergy and the LPSC filed petitions for review, at the D.C. Circuit, of FERC’s orders in the consolidated 2011, 2012, 2013, and 2014 rate filings.

Entergy Arkansas Opportunity Sales Proceeding

As discussed in the Form 10-K, the FERC’s opportunity sales orders have been appealed to the D.C. Circuit by Entergy, the LPSC, and the APSC. In February 2020 all of the appeals were consolidated and in April 2020 the D.C. Circuit established a briefing schedule. Briefing was completed in September 2020 and oral argument is scheduled for December 2020.

In February 2019 the LPSC filed a new complaint relating to two issues that were raised in the opportunity sales proceeding, but that, in its October 2018 order, the FERC held were outside the scope of the proceeding. In March 2019, Entergy Services filed an answer and motion to dismiss the new complaint. In November 2019 the FERC issued an order denying the LPSC’s complaint. The order concluded that the settlement agreement approved by the FERC in December 2015 terminating the System Agreement barred the LPSC’s new complaint. In December 2019 the LPSC requested rehearing of the FERC’s November 2019 order, and in July 2020 the FERC issued an order dismissing the LPSC’s request for rehearing. In September 2020 the LPSC appealed the FERC’s orders dismissing the new opportunity sales complaint to the D.C. Circuit.

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

In July 2020 the APSC issued a decision finding that Entergy Arkansas’s application is not in the public interest. The order also directs Entergy Arkansas to refund to its retail customers within 30 days of the order the FERC-determined over-collection of $13.7 million, plus interest, associated with a recalculated bandwidth remedy. In addition to these primary findings, the order also denied the Attorney General’s request for Entergy Arkansas to prepare a compliance filing detailing all of the retail impacts from the opportunity sales and denied a request by the Arkansas Electric Energy Consumers to recalculate all costs using the revised responsibility ratio. Entergy Arkansas filed a motion for temporary stay of the 30-day requirement to allow Entergy Arkansas a reasonable opportunity to seek rehearing of the APSC order, but in July 2020 the APSC denied Entergy Arkansas’s request for a stay and directed Entergy Arkansas to refund to its retail ratepayers the component of the total FERC-determined

Entergy Corporation and Subsidiaries
Notes to Financial Statements
opportunity sales payment that was associated with increased bandwidth remedy payments of $13.7 million, plus interest. The refunds were issued in the August 2020 billing cycle. While the APSC denied Entergy Arkansas’s stay request, Entergy Arkansas believes its actions were prudent and, therefore, the costs, including the $13.7 million, plus interest, are recoverable. In July 2020, Entergy Arkansas requested rehearing of the APSC order, which rehearing was denied by the APSC in August 2020. In September 2020, Entergy Arkansas filed a complaint in the U. S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of these payments. In October 2020 the APSC filed a motion to dismiss Entergy Arkansas’s complaint. Entergy Arkansas expects to file a response opposing the APSC’s motion.

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in November 2019, in a proceeding that did not involve System Energy, the FERC issued an order addressing the methodology for determining the return on equity applicable to transmission owners in MISO. Thereafter, the procedural schedule in the System Energy proceeding was amended to allow the participants to file supplemental testimony addressing the order in the MISO transmission owner proceeding (Opinion No. 569).

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

In May 2020 the FERC issued an order on rehearing of Opinion No. 569 (Opinion No. 569-A). In June 2020 the procedural schedule in the System Energy proceeding was further revised in order to allow parties to address the Opinion No. 569-A methodology. Pursuant to the revised schedule, in June 2020, the LPSC, the MPSC and APSC, and the FERC trial staff filed supplemental testimony addressing Opinion No. 569-A and how it would affect the return on equity evaluation for the two complaint periods concerning System Energy. For the first refund period, based on their respective interpretations and applications of the Opinion No. 569-A methodology, the LPSC argues for an authorized return on equity for System Energy of 7.97%; the MPSC and APSC argue for an authorized return on equity of 9.24%; and the FERC trial staff argues for an authorized return on equity of 9.49%. For the second refund period and on a prospective basis, based on their respective interpretations and applications of the Opinion No. 569-A methodology, the LPSC argues for an authorized return on equity for System Energy of 7.78%; the MPSC and APSC argue that an authorized return on equity of 9.15% may be appropriate if the second complaint

Entergy Corporation and Subsidiaries
Notes to Financial Statements
is not dismissed; and the FERC trial staff argues for an authorized return on equity of 9.09% if the second complaint is not dismissed.

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

The parties and FERC trial staff filed final rounds of testimony in August 2020. The hearing occurred in late-September through early-October 2020, and the initial decision is due in February 2021.

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

In August 2019 the FERC trial staff filed direct and answering testimony seeking refunds for rate base reductions for the liabilities associated with uncertain tax positions. The FERC trial staff also argued that System Energy recovered $32 million more than it should have in depreciation expense for capital additions. In September 2019, System Energy filed cross-answering testimony disputing the FERC trial staff’s arguments for refunds, stating that the FERC trial staff’s position regarding depreciation rates for capital additions is not unreasonable, but explaining that any change in depreciation expense is only one element of a Unit Power Sales Agreement re-billing calculation. Adjustments to depreciation expense in any re-billing under the Unit Power Sales Agreement formula rate will also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed. In October 2019 the LPSC filed rebuttal testimony increasing the amount of refunds sought for the liabilities associated with uncertain tax positions.  The LPSC seeks approximately $512 million, plus interest, which is approximately $185 million through September 30, 2020.  The FERC trial staff also filed rebuttal testimony in which it seeks refunds of a similar amount as the LPSC for the liabilities associated with uncertain tax

Entergy Corporation and Subsidiaries
Notes to Financial Statements
positions.  The LPSC testimony also argued that adjustments to depreciation rates should affect rate base on a prospective basis only.

A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through September 30, 2020, is approximately $422 million, plus interest, which is approximately $106 million through September 30, 2020. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through September 30, 2020.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. The ALJ in the initial decision acknowledges that these are issues of first impression before the FERC. In June 2020, System Energy, the LPSC, and the FERC trial staff filed briefs on exceptions, challenging several of the initial decision’s findings. System Energy’s brief on exceptions challenged the initial decision’s limitations on recovery of the lease renewal payments, its proposed rate base refund for the liabilities associated with uncertain tax positions, and its proposal to asymmetrically treat interest on bill corrections for depreciation expense adjustments. The LPSC’s and the FERC trial staff’s briefs on exceptions each challenged the initial decision’s allowance for recovery of the cost of service associated with the lease renewal based on the remaining net book value of the leased assets, its calculation of the remaining net book value of the leased assets, and the amount of the initial decision’s proposed rate base refund for the liabilities associated with uncertain tax positions. The LPSC’s brief on exceptions also challenged the initial decision’s proposal that depreciation expense adjustments include retroactive adjustments to rate base and its finding that section 203 of the Federal Power Act did not apply to the lease renewal. The FERC trial staff’s brief on exceptions also challenged the initial decision’s finding that the FERC need not institute a formal investigation into System Energy’s tariff. In October 2020, System Energy, the LPSC, the MPSC, the APSC, and the City Council filed briefs opposing exceptions. System Energy opposed the exceptions filed by the LPSC and the FERC trial staff. The LPSC, MPSC, APSC, City Council, and the FERC trial staff opposed the exceptions filed by System Energy. Also in October 2020 the MPSC, APSC, and the City Council filed briefs adopting the exceptions of the LPSC and the FERC trial staff. The case is pending before the FERC, which will review the case and issue an order on the proceeding, and the FERC may accept, reject, or modify the ALJ’s initial decision in whole or in part. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

In addition, in September 2020, the IRS issued a Notice of Proposed Adjustment (NOPA) and Entergy executed it. The NOPA memorializes the IRS’s decision to adjust the 2015 consolidated federal income tax return of Entergy Corporation and certain of its subsidiaries, including System Energy, with regard to the uncertain decommissioning tax position. Pursuant to the audit resolution documented in the NOPA, the IRS allowed System Energy’s inclusion of $102 million of future nuclear decommissioning costs in System Energy’s cost of goods sold for the 2015 tax year, roughly 10% of the requested deduction, but disallowed the balance of the position. In

Entergy Corporation and Subsidiaries
Notes to Financial Statements
September 2020, System Energy filed a motion to lodge the NOPA into the record in the FERC proceeding. In October 2020, the LPSC, the APSC, the MPSC, the City Council, and the FERC trial staff filed oppositions to System Energy’s motion. As a result of the NOPA issued by the IRS in September 2020, System Energy filed, in October 2020, a new Federal Power Act section 205 filing at FERC to establish an ongoing rate base credit for the accumulated deferred income taxes resulting from the decommissioning uncertain tax position. On a prospective basis beginning with the October 2020 bill, System Energy proposes to include the accumulated deferred income taxes arising from the successful portion of the decommissioning uncertain tax position as a credit to rate base under the Unit Power Sales Agreement. Comments, protests, and interventions in this filing are due in November 2020.

LPSC Authorization of Additional Complaints and September 2020 LPSC Complaint

In May 2020 the LPSC authorized its staff to file additional complaints at the FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement. The LPSC directive notes that the initial decision issued by the presiding ALJ in the Grand Gulf sale-leaseback complaint proceeding did not address, for procedural reasons, certain rate issues raised by the LPSC and declined to order further investigation of rates charged by System Energy. The LPSC directive authorizes its staff to file complaints at FERC “necessary to address these rate issues, to request a full investigation into the rates charged by System Energy for Grand Gulf power, and to seek rate refund, rate reduction, and such other remedies as may be necessary and appropriate to protect Louisiana ratepayers.” The LPSC directive further stated that the LPSC has seen “information suggesting that the Grand Gulf plant has been significantly underperforming compared to other nuclear plants in the United States, has had several extended and unexplained outages, and has been plagued with serious safety concerns.” The LPSC expressed concern that the costs paid by Entergy Louisiana's retail customers may have been detrimentally impacted, and authorized “the filing of a FERC complaint to address these performance issues and to seek appropriate refund, rate reduction, and other remedies as may be appropriate.”

The first of the additional complaints was filed at the FERC by the LPSC, the APSC, the MPSC, and the City Council in September 2020. The new complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. Several of the filed rate allegations overlap with the previous complaints. The filed rate allegations not previously raised are that System Energy: failed to provide a rate base credit to customers for the “time value” of sale-leaseback lease payments collected from customers in advance of the time those payments were due to the owner-lessors; improperly included certain lease refinancing costs in rate base as prepayments; improperly included nuclear decommissioning outage costs in rate base; failed to include categories of accumulated deferred income taxes as a reduction to rate base; charged customers based on a higher equity ratio than would be appropriate due to excessive retained earnings; and did not correctly reflect money pool investments and imprudently invested cash into the money pool. The elements of the Unit Power Sales Agreement that the complaint alleges are unjust and unreasonable include: incentive and executive compensation, lack of an equity re-opener, lobbying, and private airplane travel. The new complaint also requests a rate investigation into the Unit Power Sales Agreement and System Energy’s billing practices pursuant to Section 206 of the Federal Power Act, including any issue relevant to the Unit Power Sales Agreement and its inputs. System Energy will file its answer opposing the new complaint in November 2020.

The operational prudence-related complaint has not been filed as of this date, and the LPSC directive did not set a date for the filing.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended September 30,
	2020			2019
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$521.1	200.2	$2.60	$365.2	198.9	$1.84
Average dilutive effect of:
Stock options		0.4	—		0.7	(0.01)
Other equity plans		0.5	(0.01)		0.9	(0.01)
Diluted earnings per share	$521.1	201.1	$2.59	$365.2	200.5	$1.82

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.5 million for the three months ended September 30, 2020.

	For the Nine Months Ended September 30,
	2020			2019
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$1,000.4	200.1	$5.00	$856.2	193.9	$4.42
Average dilutive effect of:
Stock options		0.4	(0.01)		0.5	(0.01)
Other equity plans		0.5	(0.01)		0.7	(0.02)
Equity forwards		—	—		0.6	(0.01)
Diluted earnings per share	$1,000.4	201.0	$4.98	$856.2	195.7	$4.38

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.5 million for the nine months ended September 30, 2020 and approximately 0.2 million for the nine months ended September 30, 2019.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.93 for the three months ended September 30, 2020 and $0.91 for the three months ended September 30, 2019. Dividends declared per common share were $2.79 for the nine months ended September 30, 2020 and $2.73 for the nine months ended September 30, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Treasury Stock

During the nine months ended September 30, 2020, Entergy Corporation issued 1,082,834 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2020.

Retained Earnings

On October 30, 2020, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.95 per share, payable on December 1, 2020, to holders of record as of November 12, 2020.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2020 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, July 1, 2020	$37,090	($485,949)	$60,255	($388,604)

Other comprehensive income (loss) before reclassifications	(4,964)	—	181	(4,783)
Amounts reclassified from accumulated other comprehensive income (loss)	(11,594)	17,437	(2,876)	2,967
Net other comprehensive income (loss) for the period	(16,558)	17,437	(2,695)	(1,816)

Ending balance, September 30, 2020	$20,532	($468,512)	$57,560	($390,420)

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

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2020 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2020	$84,206	($557,072)	$25,946	($446,920)

Other comprehensive income (loss) before reclassifications	42,256	34,349	40,439	117,044
Amounts reclassified from accumulated other comprehensive income (loss)	(105,930)	54,211	(8,825)	(60,544)
Net other comprehensive income (loss) for the period	(63,674)	88,560	31,614	56,500

Ending balance, September 30, 2020	$20,532	($468,512)	$57,560	($390,420)

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

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended September 30, 2020 and 2019:

	Pension and Other Postretirement Liabilities
	2020	2019
	(In Thousands)
Beginning balance, July 1,	$13,084	($8,091)

Amounts reclassified from accumulated other comprehensive income (loss)	(800)	(969)
Net other comprehensive income (loss) for the period	(800)	(969)

Ending balance, September 30,	$12,284	($9,060)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the nine months ended September 30, 2020 and 2019:

	Pension and Other Postretirement Liabilities
	2020	2019
	(In Thousands)
Beginning balance, January 1,	$4,562	($6,153)

Other comprehensive income (loss) before reclassifications	10,050	—
Amounts reclassified from accumulated other comprehensive income (loss)	(2,328)	(2,907)
Net other comprehensive income (loss) for the period	7,722	(2,907)

Ending balance, September 30,	$12,284	($9,060)

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended September 30, 2020 and 2019 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2020	2019
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$14,724	$18,925	Competitive business operating revenues
Interest rate swaps	(48)	(48)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	14,676	18,877
Income taxes	(3,082)	(3,964)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$11,594	$14,913

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,682	$5,325	(a)
Amortization of loss	(27,620)	(20,919)	(a)
Settlement loss	(196)	(16,630)	(a)
Total amortization	(22,134)	(32,224)
Income taxes	4,697	6,760	Income taxes
Total amortization (net of tax)	($17,437)	($25,464)

Net unrealized investment gain (loss)
Realized gain (loss)	$4,550	$4,872	Interest and investment income
Income taxes	(1,674)	(1,793)	Income taxes
Total realized investment gain (loss) (net of tax)	$2,876	$3,079

Total reclassifications for the period (net of tax)	($2,967)	($7,472)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the nine months ended September 30, 2020 and 2019 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2020	2019
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$134,233	$76,129	Competitive business operating revenues
Interest rate swaps	(145)	(145)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	134,088	75,984
Income taxes	(28,158)	(15,956)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$105,930	$60,028

Pension and other postretirement liabilities
Amortization of prior-service credit	$15,083	$15,977	(a)
Amortization of loss	(82,561)	(58,888)	(a)
Settlement loss	(196)	(18,685)	(a)
Total amortization	(67,674)	(61,596)
Income taxes	13,463	13,086	Income taxes
Total amortization (net of tax)	($54,211)	($48,510)

Net unrealized investment gain (loss)
Realized gain (loss)	$13,963	$7,088	Interest and investment income
Income taxes	(5,138)	(2,608)	Income taxes
Total realized investment gain (loss) (net of tax)	$8,825	$4,480

Total reclassifications for the period (net of tax)	$60,544	$15,998

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended September 30, 2020 and 2019 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2020	2019
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,695	$1,837	(a)
Amortization of loss	(417)	(526)	(a)
Settlement loss	(196)	—	(a)
Total amortization	1,082	1,311
Income taxes	(282)	(342)	Income taxes
Total amortization (net of tax)	800	969

Total reclassifications for the period (net of tax)	$800	$969

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the nine months ended September 30, 2020 and 2019 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2020	2019
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$4,479	$5,511	(a)
Amortization of loss	(1,137)	(1,578)	(a)
Settlement loss	(196)	—	(a)
Total amortization	3,146	3,933
Income taxes	(818)	(1,026)	Income taxes
Total amortization (net of tax)	2,328	2,907

Total reclassifications for the period (net of tax)	$2,328	$2,907

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2024.  The facility includes fronting commitments for the issuance of letters of credit against $20 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements
of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2020 was 2.50% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2020.

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of September 30, 2020, Entergy Corporation had approximately $1,398 million of commercial paper outstanding.  The weighted-average interest rate for the nine months ended September 30, 2020 was 1.66%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2020 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2020	Letters of Credit Outstanding as of September 30, 2020
Entergy Arkansas	April 2021	$25 million (b)	1.27%	$—	$—
Entergy Arkansas	September 2024	$150 million (c)	1.27%	$—	$—
Entergy Louisiana	September 2024	$350 million (c)	1.27%	$—	$—
Entergy Mississippi	April 2021	$37.5 million (d)	1.65%	$—	$—
Entergy Mississippi	April 2021	$35 million (d)	1.65%	$—	$—
Entergy Mississippi	April 2021	$10 million (d)	1.65%	$—	$—
Entergy New Orleans	November 2021	$25 million (c)	1.42%	$—	$0.8 million
Entergy Texas	September 2024	$150 million (c)	1.65%	$—	$1.3 million

(a)The interest rate is the estimated interest rate as of September 30, 2020 that would have been applied to outstanding borrowings under the facility.
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities primarily as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of September 30, 2020:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	MISO Letters of Credit Issued as of September 30, 2020 (a) (b)
Entergy Arkansas	$25 million	0.78%	$3 million
Entergy Louisiana	$125 million	0.78%	$21.2 million
Entergy Mississippi	$65 million	0.78%	$1 million
Entergy New Orleans	$15 million	1.00%	$1 million
Entergy Texas	$50 million	0.70%	$27.2 million

(a)As of September 30, 2020, letters of credit posted with MISO covered financial transmission rights exposure of $1.9 million for Entergy Arkansas, $2.2 million for Entergy Louisiana, $0.7 million for Entergy Mississippi, and $0.2 million for Entergy New Orleans. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of September 30, 2020, in addition to the $1 million MISO letter of credit, Entergy Mississippi has $1 million of non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through July 14, 2022. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following were the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2020 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$150	$5
Entergy Texas	$200	$54
System Energy	$200	$—

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs have commercial paper programs in place. Following is a summary as of September 30, 2020:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2020
		(Dollars in Millions)
Entergy Arkansas VIE	September 2022	$80	1.97%	$9.1
Entergy Louisiana River Bend VIE	September 2022	$105	2.07%	$30.9
Entergy Louisiana Waterford VIE	September 2022	$105	1.94%	$51.4
System Energy VIE	September 2022	$120	1.63%	$75.7

(a)Includes letter of credit fees and bank fronting fees on commercial paper issuances, if any, by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

The commitment fees on the credit facilities are 0.125% of the undrawn commitment amount for the Entergy Arkansas, Entergy Louisiana, and System Energy VIEs.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio, as defined, of 70% or less of its total capitalization.

The nuclear fuel company variable interest entities had notes payable that were included in debt on the respective balance sheets as of September 30, 2020 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Arkansas VIE	3.17% Series M due December 2023	$40 million
Entergy Louisiana River Bend VIE	2.51% Series V due June 2027	$70 million
Entergy Louisiana Waterford VIE	3.92% Series H due February 2021	$40 million
Entergy Louisiana Waterford VIE	3.22% Series I due December 2023	$20 million
System Energy VIE	3.42% Series J due April 2021	$100 million

In October 2020, System Energy VIE issued $90 million of 2.05% Series K secured notes due September 2027. System Energy VIE expects to use the proceeds to redeem $100 million of 3.42% Series J secured notes due April 2021.

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

In August 2020, Entergy Corporation issued $800 million of 0.90% Series senior notes due September 2025. Entergy Corporation used the proceeds, together with other funds, to repay a portion of its outstanding

Entergy Corporation and Subsidiaries
Notes to Financial Statements
commercial paper, to repay a portion of outstanding borrowings on its $3.5 billion credit facility, and for general corporate purposes.

(Entergy Arkansas)

In March 2020, Entergy Arkansas issued $100 million of 4.00% Series mortgage bonds due June 2028. Entergy Arkansas used the proceeds for general corporate purposes.

In September 2020, Entergy Arkansas issued $675 million of 2.65% Series mortgage bonds due June 2051. Entergy Arkansas used a portion of the proceeds to repay, prior to maturity, $200 million of 4.90% Series mortgage bonds due December 2052 and $125 million of 4.75% Series mortgage bonds due June 2063, and expects to use a portion of the remaining proceeds to repay, at maturity, some or all of its $350 million of 3.75% Series mortgage bonds due February 2021 and for general corporate purposes.

(Entergy Louisiana)

In March 2020, Entergy Louisiana issued $350 million of 2.90% Series mortgage bonds due March 2051. Entergy Louisiana used the proceeds, together with other funds, to repay borrowings of $100 million on its $350 million credit facility and for general corporate purposes.

In March 2020, Entergy Louisiana issued $300 million of 4.20% Series mortgage bonds due September 2048. Entergy Louisiana used the proceeds, together with other funds, to repay, prior to maturity, its $250 million of 3.95% Series mortgage bonds due October 2020 and for general corporate purposes.

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

In October 2020, Entergy Texas issued $600 million of 1.75% Series mortgage bonds due March 2031. Entergy Texas used a portion of the proceeds to repay, prior to maturity, its $135 million of 5.625% Series mortgage bonds due June 2064, and expects to use a portion of the remaining proceeds to repay, at or prior to maturity, some or all of its $125 million of 2.55% Series mortgage bonds due June 2021, and for general corporate purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2020 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$20,662,679	$22,925,661
Entergy Arkansas	$4,280,229	$4,648,483
Entergy Louisiana	$7,651,976	$8,756,480
Entergy Mississippi	$1,780,310	$1,997,431
Entergy New Orleans	$674,832	$663,388
Entergy Texas	$2,047,749	$2,318,713
System Energy	$592,611	$615,602

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2019 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$17,873,655	$19,059,950
Entergy Arkansas	$3,517,208	$3,747,914
Entergy Louisiana	$7,303,669	$7,961,168
Entergy Mississippi	$1,614,129	$1,709,505
Entergy New Orleans	$560,906	$523,846
Entergy Texas	$1,922,956	$2,090,215
System Energy	$548,107	$565,209

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Stock Options

Entergy granted options on 530,716 shares of its common stock under the 2019 Omnibus Incentive Plan during the first quarter 2020 with a fair value of $11.45 per option.  As of September 30, 2020, there were options on 2,424,013 shares of common stock outstanding with a weighted-average exercise price of $89.66.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2020.  The aggregate intrinsic value of the stock options outstanding as of September 30, 2020 was $38.7 million.

The following table includes financial information for outstanding stock options for the three months ended September 30, 2020 and 2019:

	2020	2019
	(In Millions)
Compensation expense included in Entergy’s net income	$1.0	$0.9
Tax benefit recognized in Entergy’s net income	$0.3	$0.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.4	$0.4

The following table includes financial information for outstanding stock options for the nine months ended September 30, 2020 and 2019:

	2020	2019
	(In Millions)
Compensation expense included in Entergy’s net income	$3.0	$2.9
Tax benefit recognized in Entergy’s net income	$0.8	$0.7
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.2	$1.0

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for other outstanding equity awards for the three months ended September 30, 2020 and 2019:

	2020	2019
	(In Millions)
Compensation expense included in Entergy’s net income	$8.9	$8.4
Tax benefit recognized in Entergy’s net income	$2.2	$2.1
Compensation cost capitalized as part of fixed assets and materials and supplies	$3.6	$3.0

The following table includes financial information for other outstanding equity awards for the nine months ended September 30, 2020 and 2019:

	2020	2019
	(In Millions)
Compensation expense included in Entergy’s net income	$27.9	$25.6
Tax benefit recognized in Entergy’s net income	$7.1	$6.5
Compensation cost capitalized as part of fixed assets and materials and supplies	$10.8	$8.8

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the third quarters of 2020 and 2019, included the following components:

	2020	2019
	(In Thousands)
Service cost - benefits earned during the period	$40,366	$33,553
Interest cost on projected benefit obligation	59,930	73,261
Expected return on assets	(103,534)	(103,751)
Amortization of net loss	87,516	60,395
Settlement charges	32,429	16,291
Net pension costs	$116,707	$79,749

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2020 and 2019, included the following components:

	2020	2019
	(In Thousands)
Service cost - benefits earned during the period	$121,124	$100,766
Interest cost on projected benefit obligation	181,528	221,114
Expected return on assets	(310,664)	(311,494)
Amortization of net loss	262,034	177,233
Settlement charges	32,429	17,591
Net pension costs	$286,451	$205,210

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the third quarters of 2020 and 2019, included the following components:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,580	$8,788	$2,015	$663	$1,529	$1,970
Interest cost on projected benefit obligation	11,054	12,614	3,234	1,457	2,686	2,753
Expected return on assets	(19,531)	(22,415)	(5,783)	(2,627)	(5,483)	(4,687)
Amortization of net loss	17,092	16,663	4,747	2,005	3,295	4,277
Settlement charges	19,708	6,527	2,299	—	3,895	—
Net pension cost	$34,903	$22,177	$6,512	$1,498	$5,922	$4,313

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$5,260	$7,284	$1,629	$568	$1,350	$1,549
Interest cost on projected benefit obligation	14,175	15,882	4,068	1,873	3,613	3,364
Expected return on assets	(20,177)	(22,651)	(5,969)	(2,696)	(5,862)	(4,678)
Amortization of net loss	11,840	11,643	3,104	1,529	2,334	2,850
Net pension cost	$11,098	$12,158	$2,832	$1,274	$1,435	$3,085

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the nine months ended September 30, 2020 and 2019, included the following components:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$19,712	$26,376	$6,061	$1,989	$4,621	$5,900
Interest cost on projected benefit obligation	33,920	38,296	9,914	4,369	8,250	8,381
Expected return on assets	(58,775)	(67,219)	(17,297)	(7,881)	(16,455)	(14,013)
Amortization of net loss	50,886	49,917	14,243	6,015	9,825	12,835
Settlement charges	19,708	6,527	2,299	—	3,895	—
Net pension cost	$65,451	$53,897	$15,220	$4,492	$10,136	$13,103

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$15,782	$21,852	$4,887	$1,706	$4,050	$4,649
Interest cost on projected benefit obligation	42,525	47,646	12,204	5,621	10,837	10,091
Expected return on assets	(60,529)	(67,955)	(17,905)	(8,089)	(17,586)	(14,032)
Amortization of net loss	35,522	34,929	9,313	4,588	7,002	8,550
Net pension cost	$33,300	$36,472	$8,499	$3,826	$4,303	$9,258

Non-Qualified Net Pension Cost

Entergy recognized $4.5 million and $4.6 million in pension cost for its non-qualified pension plans in the third quarters of 2020 and 2019, respectively. Reflected in the pension cost for non-qualified pension plans in the third quarter of 2019 were settlement charges of $955 thousand related to the payment of lump sum benefits out of the plan. Entergy recognized $13.6 million and $16.3 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2020 and 2019, respectively. Reflected in the pension cost for non-qualified pension plans for the nine months ended September 30, 2019 were settlement charges of $4.6 million related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the third quarters of 2020 and 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2020	$83	$37	$90	$7	$118
2019	$67	$38	$69	$5	$119

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the nine months ended September 30, 2020 and 2019:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2020	$249	$111	$270	$21	$354
2019	$211	$122	$257	$16	$365

Reflected in Entergy Mississippi’s non-qualified pension costs for the nine months ended September 30, 2019 were settlement charges of $40 thousand related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost (Income)

Entergy’s other postretirement benefit cost (income), including amounts capitalized, for the third quarters of 2020 and 2019, included the following components:

	2020	2019
	(In Thousands)
Service cost - benefits earned during the period	$6,231	$4,675
Interest cost on accumulated postretirement benefit obligation (APBO)	6,888	11,975
Expected return on assets	(10,182)	(9,562)
Amortization of prior service credit	(8,985)	(8,844)
Amortization of net loss	1,005	358
Net other postretirement benefit income	($5,043)	($1,398)

Entergy’s other postretirement benefit cost (income), including amounts capitalized, for the nine months ended September 30, 2020 and 2019, included the following components:

	2020	2019
	(In Thousands)
Service cost - benefits earned during the period	$18,263	$14,025
Interest cost on accumulated postretirement benefit obligation (APBO)	21,708	35,925
Expected return on assets	(30,692)	(28,686)
Amortization of prior service credit	(23,892)	(26,532)
Amortization of net loss	2,478	1,074
Net other postretirement benefit cost income	($12,135)	($4,194)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the third quarters of 2020 and 2019, included the following components:

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

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the nine months ended September 30, 2020 and 2019, included the following components:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$2,694	$4,471	$1,095	$333	$915	$936
Interest cost on APBO	3,545	4,717	1,166	599	1,536	859
Expected return on assets	(12,846)	—	(3,881)	(4,043)	(7,241)	(2,218)
Amortization of prior service credit	(1,453)	(4,479)	(1,209)	(532)	(2,428)	(783)
Amortization of net (gain) loss	379	(361)	125	(20)	674	86
Net other postretirement benefit cost (income)	($7,681)	$4,348	($2,704)	($3,663)	($6,544)	($1,120)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,773	$3,480	$786	$276	$708	$729
Interest cost on APBO	5,421	7,998	2,010	1,185	2,562	1,428
Expected return on assets	(11,973)	—	(3,597)	(3,711)	(6,828)	(2,091)
Amortization of prior service credit	(3,714)	(5,511)	(1,317)	(513)	(1,683)	(1,089)
Amortization of net (gain) loss	432	(522)	543	174	363	267
Net other postretirement benefit cost (income)	($8,061)	$5,445	($1,575)	($2,589)	($4,878)	($756)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the third quarters of 2020 and 2019:

2020	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,739	($57)	$5,682
Amortization of net loss	(26,462)	(327)	(831)	(27,620)
Settlement loss	(196)	—	—	(196)
	($26,658)	$5,412	($888)	($22,134)
Entergy Louisiana
Amortization of prior service credit	$—	$1,695	$—	$1,695
Amortization of net gain (loss)	(497)	81	(1)	(417)
Settlement loss	(196)	—	—	($196)
	($693)	$1,776	($1)	$1,082

2019	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,375	($50)	$5,325
Amortization of net gain (loss)	(20,686)	308	(541)	(20,919)
Settlement loss	(16,257)	—	(373)	(16,630)
	($36,943)	$5,683	($964)	($32,224)
Entergy Louisiana
Amortization of prior service credit	$—	$1,837	$—	$1,837
Amortization of net gain (loss)	(699)	174	(1)	(526)
	($699)	$2,011	($1)	$1,311

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the nine months ended September 30, 2020 and 2019:

2020	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$15,255	($172)	$15,083
Amortization of net loss	(79,387)	(680)	(2,494)	(82,561)
Settlement loss	(196)	—	—	(196)
	($79,583)	$14,575	($2,666)	($67,674)
Entergy Louisiana
Amortization of prior service credit	$—	$4,479	$—	$4,479
Amortization of net gain (loss)	(1,495)	361	(3)	(1,137)
Settlement loss	(196)	—	—	(196)
	($1,691)	$4,840	($3)	$3,146

2019	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$16,125	($148)	$15,977
Amortization of net gain (loss)	(58,156)	923	(1,655)	(58,888)
Settlement loss	(17,557)	—	(1,128)	(18,685)
	($75,713)	$17,048	($2,931)	($61,596)
Entergy Louisiana
Amortization of prior service credit	$—	$5,511	$—	$5,511
Amortization of net gain (loss)	(2,096)	522	(4)	(1,578)
	($2,096)	$6,033	($4)	$3,933

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Qualified Pension Settlement Cost

In the third quarter of 2020, year-to-date lump sum benefit payments from the Entergy Corporation Retirement Plan for Bargaining Employees exceeded the sum of the Plan’s 2020 service and interest cost, resulting in a settlement cost of $32.4 million. In accordance with accounting standards, settlement accounting requires immediate recognition of the portion of previously unrecognized losses associated with the settled portion of the plan’s pension liability. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas participate in the Entergy Corporation Retirement Plan for Bargaining Employees and incurred settlement costs of $19.7 million, $6.5 million, $2.3 million, and $3.9 million, respectively. The settlement costs were included with employee labor costs and charged to expense and capital in the same manner that labor costs were charged. Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi received regulatory approval to defer the expense portion of the settlement costs, with future amortization of the deferred settlement expense over the period in which the expense otherwise would be recorded had the immediate recognition not occurred.

Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, for the difference between the amount recorded for pension and other postretirement benefits expense under generally accepted accounting principles during 2019, the first year that rates from Entergy Texas’s last general rate proceeding were in effect, and the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amount will be evaluated in the next scheduled PUCT rate case and a reasonable amortization period will be determined by the PUCT at that time.

Employer Contributions

Based on current assumptions, Entergy expects to contribute $416.3 million to its qualified pension plans in 2020.  As of September 30, 2020, Entergy had contributed $189.5 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2020:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2020 pension contributions	$73,905	$74,572	$15,664	$6,301	$6,901	$20,406
Pension contributions made through September 2020	$43,032	$30,988	$8,691	$2,353	$2,517	$10,635
Remaining estimated pension contributions to be made in 2020	$30,873	$43,584	$6,973	$3,948	$4,384	$9,771

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of September 30, 2020 were Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the third quarters of 2020 and 2019 was as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2020
Operating revenues	$2,689,186	$214,371	$25	($14)	$2,903,568
Income taxes	$143,622	$12,321	($6,499)	$—	$149,444
Consolidated net income (loss)	$555,583	$30,773	($28,758)	($31,899)	$525,699
2019
Operating revenues	$2,840,222	$300,363	$9	($19)	$3,140,575
Income taxes	$71,698	($30,855)	($11,642)	$—	$29,201
Consolidated net income (loss)	$581,964	($140,501)	($40,105)	($31,899)	$369,459

Entergy’s segment financial information for the nine months ended September 30, 2020 and 2019 was as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2020
Operating revenues	$6,996,876	$746,629	$54	($25)	$7,743,534
Income taxes	$164,383	$6,249	($3,266)	$—	$167,366
Consolidated net income (loss)	$1,228,333	$5,523	($124,056)	($95,695)	$1,014,105
Total assets as of September 30, 2020	$53,825,473	$3,743,167	$519,264	($2,017,653)	$56,070,251
2019
Operating revenues	$7,392,641	$1,023,757	$11	($42)	$8,416,367
Income taxes	$81,283	$25,763	($33,616)	$—	$73,430
Consolidated net income (loss)	$1,150,863	($68,804)	($117,725)	($95,695)	$868,639
Total assets as of December 31, 2019	$49,557,664	$4,154,961	$514,020	($2,502,733)	$51,723,912

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

Total restructuring charges for the third quarters of 2020 and 2019 were comprised of the following:

	2020			2019
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of July 1,	$153	$14	$167	$181	$14	$195
Restructuring costs accrued	19	—	19	14	—	14
Cash paid out	1	—	1	86	—	86
Balance as of September 30,	$171	$14	$185	$109	$14	$123

In addition, Entergy Wholesale Commodities incurred $4 million in the third quarter 2020 and $8 million in the third quarter 2019 of impairment and other related charges associated with these strategic decisions and transactions.

Total restructuring charges for the nine months ended September 30, 2020 and 2019 were comprised of the following:

	2020			2019
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$129	$14	$143	$179	$14	$193
Restructuring costs accrued	57	—	57	70	—	70
Cash paid out	15	—	15	140	—	140
Balance as of September 30,	$171	$14	$185	$109	$14	$123

In addition, Entergy Wholesale Commodities incurred $16 million in the nine months ended September 30, 2020 and $98 million in the nine months ended September 30, 2019 of impairment and other related charges associated with these strategic decisions and transactions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses associated with management’s strategy to exit the merchant power business of approximately $70 million in 2020, of which $57 million has been incurred as of September 30, 2020, and a total of approximately $55 million from 2021 through 2022.

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at September 30, 2020 is approximately 6 months.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 97% for the remainder of 2020, of which approximately 62% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2020 is 3.5 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of September 30, 2020, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $1 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $22 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2019, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $11 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $1 million in cash collateral and $98 million in letters of credit were required to be posted by it counterparties to the Entergy subsidiary. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy had executed natural gas swaps and options as of September 30, 2020 was 3.5 years for Entergy Louisiana and the maximum length of time over which Entergy had executed natural gas swaps as of September 30, 2020 was 6 months for Entergy Mississippi and 6 months for Entergy New Orleans. The total volume of natural gas swaps and options outstanding as of September 30, 2020 was 38,070,000 MMBtu for Entergy, including 25,560,000 MMBtu for Entergy Louisiana, 11,506,000 MMBtu for Entergy Mississippi, and 1,004,000 MMBtu for Entergy New

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Orleans. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2020, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2020 through May 31, 2021. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of September 30, 2020 was 92,491 GWh for Entergy, including 22,239 GWh for Entergy Arkansas, 43,454 GWh for Entergy Louisiana, 10,353 GWh for Entergy Mississippi, 4,243 GWh for Entergy New Orleans, and 11,889 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of September 30, 2020 and December 31, 2019. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of September 30, 2020 and for Entergy Mississippi as of December 31, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of September 30, 2020 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$29	($2)	$27	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$1	$—	$1	Entergy Wholesale Commodities
Natural gas swaps and options	Prepayments and other (current portion)	$3	$—	$3	Utility
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$1	$—	$1	Utility
Financial transmission rights	Prepayments and other	$17	$—	$17	Utility and Entergy Wholesale Commodities
Liabilities:
Natural gas swaps and options	Other non-current liabilities (non-current portion)	$1	$—	$1	Utility

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet
(d)Excludes cash collateral in the amount of $1 million posted as of September 30, 2020 and $11 million posted and $1 million held as of December 31, 2019. Also excludes letters of credit in the amount of $5 million posted and $22 million held as of September 30, 2020 and $98 million held as of December 31, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended September 30, 2020 and 2019 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2020
Electricity swaps and options	($6)	Competitive businesses operating revenues	$15

2019
Electricity swaps and options	($7)	Competitive businesses operating revenues	$19

(a)Before taxes of $3 million and $4 million for the three months ended September 30, 2020 and 2019, respectively

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the nine months ended September 30, 2020 and 2019 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2020
Electricity swaps and options	$54	Competitive businesses operating revenues	$134

2019
Electricity swaps and options	$145	Competitive businesses operating revenues	$76

(a)Before taxes of $28 million and $16 million for the nine months ended September 30, 2020 and 2019, respectively

Based on market prices as of September 30, 2020, unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled $27 million of net unrealized gains.  Approximately $27 million is expected to be reclassified from accumulated other comprehensive income to operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other

Entergy Corporation and Subsidiaries
Notes to Financial Statements
comprehensive income prior to de-designation continue to be deferred in other comprehensive income until they are included in income as the original hedged transaction occurs. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2020 and 2019 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2020
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($1)
Financial transmission rights	Purchased power expense	(b)	$33
Electricity swaps and options (c)	Competitive business operating revenues		$2

2019
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($2)
Financial transmission rights	Purchased power expense	(b)	$25
Electricity swaps and options (c)	Competitive business operating revenues		$1

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2020 and 2019 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2020
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($3)
Financial transmission rights	Purchased power expense	(b)	$61
Electricity swaps and options (c)	Competitive business operating revenues		$—

2019
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($9)
Financial transmission rights	Purchased power expense	(b)	$78
Electricity swaps and options (c)	Competitive business operating revenues		$4

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

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of September 30, 2020 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$2.2	$—	$2.2	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$0.9	$—	$0.9	Entergy Louisiana
Natural gas swaps	Prepayments and other	$1.1	$—	$1.1	Entergy Mississippi

Financial transmission rights	Prepayments and other	$6.4	($0.1)	$6.3	Entergy Arkansas
Financial transmission rights	Prepayments and other	$7.1	($0.1)	$7.0	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.8	$—	$0.8	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.3	($0.2)	$0.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$2.3	$—	$2.3	Entergy Texas

Liabilities:
Natural gas swaps and options	Other non-current liabilities	$1.3	$—	$1.3	Entergy Louisiana

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of September 30, 2020, letters of credit posted with MISO covered financial transmission rights exposure of $1.9 million for Entergy Arkansas, $2.2 million for Entergy Louisiana, $0.7 million for Entergy Mississippi, and $0.2 million for Entergy New Orleans. As of December 31, 2019, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended September 30, 2020 and 2019 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2020
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$1.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.5)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$5.2	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$3.1	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.1	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$22.8	(b)	Entergy Texas

2019
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($1.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.3)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$3.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$14.4	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.9	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	($0.3)	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$5.5	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the nine months ended September 30, 2020 and 2019 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2020
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$1.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.0)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$14.7	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$13.9	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$0.7	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$30.5	(b)	Entergy Texas

2019
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($3.6)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.5)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.1	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$15.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$40.9	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$5.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.2	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$13.6	(b)	Entergy Texas

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,196	$—	$—	$1,196
Decommissioning trust funds (a):
Equity securities	959	—	—	959
Debt securities (b)	1,091	2,036	—	3,127
Common trusts (c)				2,702
Power contracts	—	—	28	28
Securitization recovery trust account	47	—	—	47
Escrow accounts	420	—	—	420
Gas hedge contracts	3	1	—	4
Financial transmission rights	—	—	17	17
	$3,716	$2,037	$45	$8,500

Liabilities:
Gas hedge contracts	$—	$1	$—	$1

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$391	$—	$—	$391
Decommissioning trust funds (a):
Equity securities	905	—	—	905
Debt securities	1,139	1,824	—	2,963
Common trusts (c)				2,536
Power contracts	—	—	118	118
Securitization recovery trust account	47	—	—	47
Escrow accounts	459	—	—	459
Gas hedge contracts	—	1	—	1
Financial transmission rights	—	—	10	10
	$2,941	$1,825	$128	$7,430
Liabilities:
Gas hedge contracts	$5	$2	$—	$7

(a)The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(b)The decommissioning trust funds fair value presented herein does not include the recognition of a credit loss valuation allowance of $0.6 million on debt securities due to the adoption of ASU 2016-13. See Note 9 to the financial statements herein for additional information on the allowance for expected credit losses.
(c)Common trust funds are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2020 and 2019:

	2020		2019
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of July 1,	$49	$22	$72	$29
Total gains (losses) for the period (a)
Included in earnings	2	1	1	—
Included in other comprehensive income	(6)	—	(7)	—
Included as a regulatory liability/asset	—	27	—	12
Settlements	(17)	(33)	(18)	(25)
Balance as of September 30,	$28	$17	$48	$16

(a)Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period was ($3.7) million for the three months ended September 30, 2020 and ($1.2) million for the three months ended September 30, 2019.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2020 and 2019:

	2020		2019
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$118	$10	($31)	$15
Total gains (losses) for the period (a)
Included in earnings	—	1	4	—
Included in other comprehensive income	54	—	145	—
Included as a regulatory liability/asset	—	44	—	44
Issuances of financial transmission rights	—	23	—	35
Settlements	(144)	(61)	(70)	(78)
Balance as of September 30,	$28	$17	$48	$16

(a)Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period was ($0.2) million for the nine months ended September 30, 2020 and ($4.7) million for the nine months ended September 30, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of September 30, 2020:

Transaction Type	Fair Value	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	$28	Unit contingent discount	+/-	4.75%	$3

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$597.8	$—	$—	$597.8
Decommissioning trust funds (a):
Equity securities	15.1	—	—	15.1
Debt securities	105.6	327.6	—	433.2
Common trusts (b)				720.5
Financial transmission rights	—	—	6.3	6.3
	$718.5	$327.6	$6.3	$1,772.9

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$0.6	$—	$—	$0.6
Debt securities	108.7	304.1	—	412.8
Common trusts (b)				687.9
Securitization recovery trust account	4.0	—	—	4.0
Financial transmission rights	—	—	3.3	3.3
	$113.3	$304.1	$3.3	$1,108.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Louisiana

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$251.8	$—	$—	$251.8
Decommissioning trust funds (a):
Equity securities	9.4	—	—	9.4
Debt securities	162.8	463.6	—	626.4
Common trusts (b)				1,014.6
Escrow accounts	256.7	—	—	256.7
Securitization recovery trust account	9.6	—	—	9.6
Gas hedge contracts	2.2	0.9	—	3.1
Financial transmission rights	—	—	7.0	7.0
	$692.5	$464.5	$7.0	$2,178.6

Liabilities:
Gas hedge contracts	$—	$1.3	$—	$1.3

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1.5	$—	$—	$1.5
Decommissioning trust funds (a):
Equity securities	4.3	—	—	4.3
Debt securities	180.8	420.7	—	601.5
Common trusts (b)				958.0
Escrow accounts	295.9	—	—	295.9
Securitization recovery trust account	3.7	—	—	3.7
Gas hedge contracts	—	0.8	—	0.8
Financial transmission rights	—	—	4.5	4.5
	$486.2	$421.5	$4.5	$1,870.2

Liabilities:
Gas hedge contracts	$2.4	$2.2	$—	$4.6

Entergy Mississippi

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$43.0	$—	$—	$43.0
Escrow accounts	80.3	—	—	80.3
Gas hedge contracts	1.1	—	—	1.1
Financial transmission rights	—	—	0.8	0.8
	$124.4	$—	$0.8	$125.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$51.6	$—	$—	$51.6
Escrow accounts	80.2	—	—	80.2
Financial transmission rights	—	—	0.8	0.8
	$131.8	$—	$0.8	$132.6

Liabilities:
Gas hedge contracts	$2.3	$—	$—	$2.3

Entergy New Orleans

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$6.2	$—	$—	$6.2
Escrow accounts	83.0	—	—	83.0
Financial transmission rights	—	—	0.1	0.1
	$89.2	$—	$0.1	$89.3

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$6.0	$—	$—	$6.0
Securitization recovery trust account	2.0	—	—	2.0
Escrow accounts	82.6	—	—	82.6
Financial transmission rights	—	—	0.3	0.3
	$90.6	$—	$0.3	$90.9

Liabilities:
Gas hedge contracts	$0.2	$—	$—	$0.2

Entergy Texas

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$30.9	$—	$—	$30.9
Financial transmission rights	—	—	2.3	2.3
	$30.9	$—	$2.3	$33.2

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$12.9	$—	$—	$12.9
Securitization recovery trust account	37.7	—	—	37.7
Financial transmission rights	—	—	0.9	0.9
	$50.6	$—	$0.9	$51.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements
System Energy

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$11.8	$—	$—	$11.8
Decommissioning trust funds (a):
Equity securities	8.5	—	—	8.5
Debt Securities	179.1	241.7	—	420.8
Common trusts (b)				685.2
	$199.4	$241.7	$—	$1,126.3

2019	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$68.4	$—	$—	$68.4
Decommissioning trust funds (a):
Equity securities	13.3	—	—	13.3
Debt securities	176.3	209.9	—	386.2
Common trusts (b)				654.6
	$258.0	$209.9	$—	$1,122.5

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2020.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$6.1	$12.5	$1.1	($0.2)	$2.6
Gains (losses) included as a regulatory liability/asset	5.4	(2.4)	1.0	0.4	22.5
Settlements	(5.2)	(3.1)	(1.3)	(0.1)	(22.8)
Balance as of September 30,	$6.3	$7.0	$0.8	$0.1	$2.3

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2020.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$3.3	$4.5	$0.8	$0.3	$0.9
Issuances of financial transmission rights	6.5	13.2	1.4	(0.1)	2.4
Gains (losses) included as a regulatory liability/asset	11.2	3.2	(0.7)	0.7	29.5
Settlements	(14.7)	(13.9)	(0.7)	(0.8)	(30.5)
Balance as of September 30,	$6.3	$7.0	$0.8	$0.1	$2.3

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

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2020 on equity securities still held as of September 30, 2020 were $250 million and $142 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of September 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2020
Debt Securities (a)	$2,581	$201	$2

2019
Debt Securities (a)	$2,456	$96	$6

(a)Debt securities presented herein do not include the $546 million and $507 million of debt securities held in the wholly-owned registered investment company as of September 30, 2020 and December 31, 2019, respectively, which are not accounted for as available-for-sale.

The unrealized gains/(losses) above are reported before deferred taxes of $31 million as of September 30, 2020 and $13 million as of December 31, 2019 for debt securities. The amortized cost of available-for-sale debt securities was $2,382 million as of September 30, 2020 and $2,366 million as of December 31, 2019.  As of September 30, 2020, available-for-sale debt securities had an average coupon rate of approximately 3.09%, an average duration of approximately 7.13 years, and an average maturity of approximately 10.41 years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$206	$2	$404	$5
More than 12 months	2	—	38	1
Total	$208	$2	$442	$6

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2020 and December 31, 2019 were as follows:

	2020	2019
	(In Millions)
Less than 1 year	$24	$128
1 year - 5 years	718	807
5 years - 10 years	761	666
10 years - 15 years	347	125
15 years - 20 years	135	126
20 years+	596	604
Total	$2,581	$2,456

During the three months ended September 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $156 million and $407 million, respectively.  During the three months ended September 30, 2020 and 2019, gross gains of $9 million and $11 million, respectively, and gross losses of $0.2 million and $0.4 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $832 million and $1,133 million, respectively.  During the nine months ended September 30, 2020 and 2019, gross gains of $38 million and $20 million, respectively, and gross losses of $4 million and $3 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of September 30, 2020 were $588 million for Indian Point 1, $742 million for Indian Point 2, $986 million for Indian Point 3, and $538 million for Palisades. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2019 were $556 million for Indian Point 1, $701 million for Indian Point 2, $930 million for Indian Point 3, and $498 million for Palisades. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2020
Debt Securities	$433.2	$29.5	$0.2

2019
Debt Securities	$412.8	$9.9	$2.6

The amortized cost of available-for-sale debt securities was $403.8 million as of September 30, 2020 and $405.4 million as of December 31, 2019.  As of September 30, 2020, available-for-sale debt securities had an average coupon rate of approximately 2.60%, an average duration of approximately 6.91 years, and an average maturity of approximately 8.21 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2020 on equity securities still held as of September 30, 2020 were $57.2 million and $27 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$26.8	$0.2	$104.8	$2.5
More than 12 months	—	—	7.7	0.1
Total	$26.8	$0.2	$112.5	$2.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2020 and December 31, 2019 were as follows:

	2020	2019
	(In Millions)
Less than 1 year	$13.6	$44.1
1 year - 5 years	102.0	109.1
5 years - 10 years	177.5	156.0
10 years - 15 years	75.8	31.3
15 years - 20 years	26.7	23.8
20 years+	37.6	48.5
Total	$433.2	$412.8

During the three months ended September 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $14.6 million and $45.5 million, respectively.  During the three months ended September 30, 2020 and 2019, gross gains of $1.7 million and $2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2020, gross losses of $3.6 thousand were reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2019, there were no gross losses.

During the nine months ended September 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $80.9 million and $78.7 million, respectively.  During the nine months ended September 30, 2020 and 2019, gross gains of $7.5 million and $2.1 million, respectively, and gross losses of $0.2 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2020
Debt Securities	$626.4	$50.5	$0.5

2019
Debt Securities	$601.5	$29.3	$0.8

The amortized cost of available-for-sale debt securities was $576.5 million as of September 30, 2020 and $573 million as of December 31, 2019.  As of September 30, 2020, the available-for-sale debt securities had an average coupon rate of approximately 3.73%, an average duration of approximately 7.30 years, and an average maturity of approximately 12.97 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2020 on equity securities still held as of September 30, 2020 were $80.2 million and $40.2 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$43.7	$0.5	$71.2	$0.8
More than 12 months	0.8	—	7.9	—
Total	$44.5	$0.5	$79.1	$0.8

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2020 and December 31, 2019 were as follows:

	2020	2019
	(In Millions)
Less than 1 year	$7.7	$40.7
1 year - 5 years	122.9	142.0
5 years - 10 years	147.8	132.4
10 years - 15 years	95.1	39.8
15 years - 20 years	61.8	49.2
20 years+	191.1	197.4
Total	$626.4	$601.5

During the three months ended September 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $30.6 million and $59.7 million, respectively.  During the three months ended September 30, 2020 and 2019, gross gains of $1.4 million and $2.5 million, respectively, and gross losses of $1.3 thousand and $29 thousand, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $132.1 million and $155.4 million, respectively.  During the nine months ended September 30, 2020 and 2019, gross gains of $6.3 million and $4.2 million, respectively, and gross losses of $0.7 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2020
Debt Securities	$420.8	$31.6	$0.4

2019
Debt Securities	$386.2	$15.1	$0.3

The amortized cost of available-for-sale debt securities was $389.7 million as of September 30, 2020 and $371.4 million as of December 31, 2019.  As of September 30, 2020, available-for-sale debt securities had an average coupon rate of approximately 2.93%, an average duration of approximately 7.50 years, and an average maturity of approximately 11.20 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2020 on equity securities still held as of September 30, 2020 were $54.4 million and $25.7 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$28.7	$0.4	$56.9	$0.3
More than 12 months	—	—	0.3	—
Total	$28.7	$0.4	$57.2	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2020 and December 31, 2019 were as follows:

	2020	2019
	(In Millions)
Less than 1 year	($1.6)	$8.5
1 year - 5 years	163.1	154.6
5 years - 10 years	107.0	92.3
10 years - 15 years	27.5	13.4
15 years - 20 years	4.9	14.4
20 years+	119.9	103.0
Total	$420.8	$386.2

During the three months ended September 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $24.1 million and $108.6 million, respectively.  During the three months ended September 30, 2020 and 2019, gross gains of $1.6 million and $1.7 million, respectively, and gross losses of $9.9 thousand and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2020 and 2019, proceeds from the dispositions of available-for-sale securities amounted to $189.7 million and $238.4 million, respectively.  During the nine months ended September 30, 2020 and 2019, gross gains of $8.6 million and $3.6 million, respectively, and gross losses of $0.4 million and $0.6 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy implemented ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. In accordance with the new standard, Entergy estimates the expected credit losses for its available for sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  As of September 30, 2020, Entergy’s allowance for expected credit losses related to available-for-sale securities was $0.6 million. Entergy did not record any impairments of available-for-sale debt securities for the three and nine months ended September 30, 2020.

Other-than-temporary impairments and unrealized gains and losses

Prior to the implementation of ASU 2016-13 on January 1, 2020, Entergy evaluated the available-for-sale debt securities in the Entergy Wholesale Commodities nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment had occurred.  The assessment of whether an investment in a debt security suffered an other-than-temporary impairment was based on whether Entergy had the intent to sell or more likely than not would have been required to sell the debt security before recovery of its amortized costs.  Further, if Entergy did not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment was considered to have occurred and it was measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and nine months ended September 30, 2019.

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

Tax Cuts and Jobs Act

During the second quarter 2018, the Registrant Subsidiaries began returning unprotected excess accumulated deferred income taxes, associated with the effects of the Tax Cuts and Jobs Act, to their customers through rate riders and other means approved by their respective regulatory commissions. Return of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This manner of regulatory accounting affects the effective tax rate for the period as compared to the statutory tax rate. The return of unprotected excess accumulated deferred income taxes reduced Entergy’s and the Registrant Subsidiaries’ regulatory liability for income taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Millions)
Entergy	$17	$96	$61	$219
Entergy Arkansas	($2)	$41	$9	$99
Entergy Louisiana	$8	$17	$24	$31
Entergy New Orleans	$1	$7	$6	$9
Entergy Texas	$10	$31	$22	$73
System Entergy	$—	$—	$—	$7

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

In the first quarter 2020, Entergy and the IRS agreed upon and settled on the treatment of funds received by Entergy Louisiana in conjunction with the Act 55 financing of Hurricane Isaac storm costs, which resulted in a net reduction of income tax expense of approximately $32 million.  As a result of the settlement, the position was partially sustained and Entergy Louisiana recorded a reduction of income tax expense of approximately $58 million primarily due to the reversal of liabilities for uncertain tax positions in excess of the agreed-upon settlement.  Entergy recorded an increase to income tax expense of $26 million primarily resulting from the reduction of the deferred tax asset, associated with utilization of the net operating loss as a result of the settlement. This adjustment recorded by Entergy also accounted for the tax rate change of the Tax Cuts and Jobs Act.  As a result of the IRS settlement, Entergy Louisiana recorded a $29 million ($21 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to customers pursuant to the LPSC Hurricane Isaac Act 55 financing order.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Tax Accounting Methods

As discussed in Note 3 to the financial statements in the Form 10-K, in 2015, System Energy and Entergy Louisiana adopted a new method of accounting for income tax return purposes in which nuclear decommissioning liabilities are treated as production costs of electricity includable in cost of goods sold. The new method resulted in a reduction of taxable income of $1.2 billion for System Energy and $2.2 billion for Entergy Louisiana in 2015. In the third quarter 2020 the IRS issued Notices of Proposed Adjustment concerning this uncertain tax position allowing System Energy to include $102 million of its decommissioning liability in cost of goods sold, and Entergy Louisiana to include $221 million of its decommissioning liability in cost of goods sold. The Notices of Proposed Adjustment will not be appealed.

As a result of System Energy being allowed to include part of its decommissioning liability in cost of goods sold, System Energy and Entergy recorded a deferred tax liability of $26 million. System Energy also recorded federal and state taxes payable of $402 million; on a consolidated basis, however, Entergy utilized tax loss carryovers to offset the federal taxable income adjustment and accordingly did not record federal taxes payable as a result of the outcome of this uncertain tax position.

As a result of Entergy Louisiana being allowed to include part of its decommissioning liability in cost of goods sold, Entergy Louisiana and Entergy recorded a deferred tax liability of $60 million. Both Entergy Louisiana and Entergy utilized tax loss carryovers to offset the taxable income adjustment and accordingly did not record taxes payable as a result of the outcome of this uncertain tax position.

The partial disallowance of this uncertain tax position to include the decommissioning liability in cost of goods sold resulted in a $1.5 billion decrease in the balance of unrecognized tax benefits related to federal and state taxes for Entergy. Additionally, both System Energy and Entergy Louisiana recorded a reduction to their balances of unrecognized tax benefits for federal and state taxes of $461 million and $1.1 billion, respectively.

The tax treatment of Entergy Louisiana’s accrued regulatory liabilities associated with the Vidalia purchased power agreement and business combination guaranteed customer credits, which are discussed in Note 2 to the financial statements in the Form 10-K, has been resolved in a manner that results in a $190 million increase to previously reported taxable income. Entergy Louisiana and Entergy utilized tax loss carryovers to offset the taxable income adjustment, however, which allowed both Entergy Louisiana and Entergy to reduce their balances of federal and state unrecognized tax benefits by $74 million.

Coronavirus Aid, Relief, and Economic Security Act

In response to the economic impacts of the COVID-19 pandemic, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) into law on March 27, 2020. The CARES Act provisions that result in the most significant opportunities for tax relief to Entergy and the Registrant Subsidiaries are permitting a five-year carryback of 2018-2020 net operating losses, removing the 80 percent limitation on the carryback of 2018-2020 net operating losses, increasing the limitation on interest expense deductibility for 2019 and 2020, accelerating available refunds for minimum tax credit carryforwards, modifying limitations on charitable contributions during 2020, and delaying the payment of employer payroll taxes. Based on current estimates, Entergy could defer approximately $64 million of 2020 payroll tax payments, which would be payable in two installments of $32 million on December 31, 2021 and December 31, 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2020 were $1.4 billion for Entergy, $50.4 million for Entergy Arkansas, $1.1 billion for Entergy Louisiana, $24.1 million for Entergy Mississippi, $6.4 million for Entergy New Orleans, $204.3 million for Entergy Texas, and $18.0 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2019 were $406 million for Entergy, $67.9 million for Entergy Arkansas, $115.1 million for Entergy Louisiana, $34.2 million for Entergy Mississippi, $18.4 million for Entergy New Orleans, $88.1 million for Entergy Texas, and $23.2 million for System Energy. See Note 2 to the financial statements herein for discussion of construction expenditures related to Hurricane Laura recorded as of September 30, 2020.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in the three months ended September 30, 2020 and in the three months ended September 30, 2019. System Energy made payments under this arrangement, including interest, of $17.2 million in the nine months ended September 30, 2020 and in the nine months ended September 30, 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 13.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended September 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Utility:
Residential	$1,153,220	$1,154,455
Commercial	647,119	722,334
Industrial	589,648	686,122
Governmental	56,710	61,697
Total billed retail	2,446,697	2,624,608

Sales for resale (a)	145,187	63,082
Other electric revenues (b)	69,122	115,352
Revenues from contracts with customers	2,661,006	2,803,042
Other revenues (c)	5,799	9,892
Total electric revenues	2,666,805	2,812,934

Natural gas	22,357	27,269

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	195,184	282,420
Other revenues (c)	19,222	17,952
Total competitive businesses revenues	214,406	300,372

Total operating revenues	$2,903,568	$3,140,575

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s total revenues for the nine months ended September 30, 2020 and 2019 are as follows:

	2020	2019
	(In Thousands)
Utility:
Residential	$2,742,118	$2,727,367
Commercial	1,712,179	1,871,416
Industrial	1,723,367	1,928,857
Governmental	156,251	172,280
Total billed retail	6,333,915	6,699,920

Sales for resale (a)	251,674	222,834
Other electric revenues (b)	288,009	326,771
Revenues from contracts with customers	6,873,598	7,249,525
Other revenues (c)	34,401	30,158
Total electric revenues	6,907,999	7,279,683

Natural gas	88,829	112,916

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	586,906	923,288
Other revenues (c)	159,800	100,480
Total competitive businesses revenues	746,706	1,023,768

Total operating revenues	$7,743,534	$8,416,367

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ total revenues for the three months ended September 30, 2020 and 2019 were as follows:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$274,496	$413,442	$161,031	$83,242	$221,009
Commercial	137,764	248,276	109,432	50,565	101,082
Industrial	138,037	316,876	34,062	7,219	93,454
Governmental	5,133	17,449	10,917	17,187	6,024
Total billed retail	555,430	996,043	315,442	158,213	421,569
Sales for resale (a)	64,494	81,843	29,535	9,057	67,643
Other electric revenues (b)	17,677	35,097	9,612	2,403	5,685
Revenues from contracts with customers	637,601	1,112,983	354,589	169,673	494,897
Other revenues (c)	6,788	(2,766)	1,907	(161)	25
Total electric revenues	644,389	1,110,217	356,496	169,512	494,922
Natural gas	—	9,805	—	12,552	—
Total operating revenues	$644,389	$1,120,022	$356,496	$182,064	$494,922

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$253,627	$426,012	$177,785	$81,468	$215,563
Commercial	162,564	277,071	131,596	56,430	94,673
Industrial	156,024	376,595	44,054	8,613	100,836
Governmental	5,907	18,731	12,551	19,030	5,478
Total billed retail	578,122	1,098,409	365,986	165,541	416,550
Sales for resale (a)	58,953	81,664	9,569	6,876	16,704
Other electric revenues (b)	47,085	37,521	20,499	2,537	9,177
Revenues from contracts with customers	684,160	1,217,594	396,054	174,954	442,431
Other revenues (c)	3,366	4,280	2,678	1,784	446
Total electric revenues	687,526	1,221,874	398,732	176,738	442,877
Natural gas	—	9,803	—	17,466	—
Total operating revenues	$687,526	$1,231,677	$398,732	$194,204	$442,877

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ total revenues for the nine months ended September 30, 2020 and 2019 were as follows:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$665,355	$974,407	$400,495	$187,561	$514,300
Commercial	355,112	659,641	295,823	132,470	269,133
Industrial	345,378	974,419	106,327	17,632	279,611
Governmental	13,508	50,984	31,043	43,512	17,204
Total billed retail	1,379,353	2,659,451	833,688	381,175	1,080,248
Sales for resale (a)	142,590	243,071	62,383	27,245	89,459
Other electric revenues (b)	82,811	120,209	45,448	7,166	36,426
Revenues from contracts with customers	1,604,754	3,022,731	941,519	415,586	1,206,133
Other revenues (c)	13,314	1,628	6,853	12,256	319
Total electric revenues	1,618,068	3,024,359	948,372	427,842	1,206,452
Natural gas	—	37,962	—	50,867	—
Total operating revenues	$1,618,068	$3,062,321	$948,372	$478,709	$1,206,452

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$621,208	$980,443	$423,395	$192,165	$510,156
Commercial	412,697	715,983	331,785	156,152	254,799
Industrial	396,515	1,108,193	120,490	24,353	279,306
Governmental	15,776	53,547	33,108	53,916	15,933
Total billed retail	1,446,196	2,858,166	908,778	426,586	1,060,194
Sales for resale (a)	213,038	248,827	19,377	25,680	48,251
Other electric revenues (b)	107,599	130,269	47,887	8,093	37,329
Revenues from contracts with customers	1,766,833	3,237,262	976,042	460,359	1,145,774
Other revenues (c)	9,434	15,564	7,671	4,414	1,157
Total electric revenues	1,776,267	3,252,826	983,713	464,773	1,146,931
Natural gas	—	44,498	—	68,418	—
Total operating revenues	$1,776,267	$3,297,324	$983,713	$533,191	$1,146,931

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

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2019	$7.4	$1.2	$1.9	$0.6	$3.2	$0.5
Provisions (a)	66.9	10.6	26.3	11.0	8.8	10.2
Write-offs	(8.6)	(1.8)	(3.5)	(1.2)	(1.0)	(1.1)
Recoveries	7.7	2.2	2.5	1.0	1.0	1.0
Balance as of September 30, 2020	$73.4	$12.2	$27.2	$11.4	$12.0	$10.6
(a)Provisions include estimated incremental bad debt expenses resulting from the COVID-19 pandemic of $51 million for Entergy, $6.1 million for Entergy Arkansas, $20.9 million for Entergy Louisiana, $8.4 million for Entergy Mississippi, $7.7 million for Entergy New Orleans, and $7.9 million for Entergy Texas that have been deferred as regulatory assets. See Note 2 to the financial statements herein for discussion of the COVID-19 orders issued by retail regulators.
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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2020, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2020 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Results of Operations

Net Income

Third Quarter 2020 Compared to Third Quarter 2019

Net income decreased $13.9 million primarily due to lower volume/weather, partially offset by lower other operation and maintenance expenses.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net income increased $1.5 million primarily due to lower other operation and maintenance expenses, a formula rate plan regulatory provision recorded in the first quarter 2019 to reflect the historical year netting adjustment, higher retail electric price, and lower nuclear refueling outage expenses, substantially offset by lower volume/weather and higher depreciation and amortization expenses.

Operating Revenues

Third Quarter 2020 Compared to Third Quarter 2019

Following is an analysis of the change in operating revenues comparing the third quarter 2020 to the third quarter 2019:

Amount
(In Millions)
2019 operating revenues	$687.5
Fuel, rider, and other revenues that do not significantly affect net income	(48.6)
Volume/weather	(40.8)
Retail electric price	2.6
Return of unprotected excess accumulated deferred income taxes to customers	43.7
2020 operating revenues	$644.4

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease of 228 GWh, or 4%, in billed electricity usage, including decreased commercial and industrial usage as a result of the COVID-19 pandemic, and the effect of less favorable weather on residential sales, partially offset by an increase in residential usage as a result of the

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
COVID-19 pandemic. Entergy Arkansas continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2020. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In third quarter 2020, $2.3 million was collected from customers as a result of a true-up to the tax adjustment rider as compared to $41.4 million returned to customers in third quarter 2019. There is no effect on net income as the reduction in operating revenues in each period was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019:

Amount
(In Millions)
2019 operating revenues	$1,776.3
Fuel, rider, and other revenues that do not significantly affect net income	(182.5)
Volume/weather	(74.1)
Retail electric price	9.2
Return of unprotected excess accumulated deferred income taxes to customers	89.2
2020 operating revenues	$1,618.1

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to a decrease of 754 GWh, or 5%, in billed electricity usage, including decreased commercial and industrial usage as a result of the COVID-19 pandemic, and the effect of less favorable weather on residential sales, partially offset by an increase in residential usage as a result of the COVID-19 pandemic. Entergy Arkansas continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of January 2020. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In the nine months ended September 30, 2020, $9.5 million was returned to customers as compared to $98.7 million in the nine months ended September 30, 2019. There is no effect on net income as the reduction in operating revenues in each period was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Other Income Statement Variances

Third Quarter 2020 Compared to Third Quarter 2019

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $5 million in non-nuclear generation expenses primarily due to lower long-term service agreement expenses;
•a decrease of $3.9 million in nuclear generation expenses primarily due to lower nuclear labor costs, including contract labor, and a lower scope of work performed in 2020 as compared to 2019, in part as a result of the COVID-19 pandemic;
•the deferral in third quarter 2020 of $3 million in estimated incremental bad debt expenses resulting from the COVID-19 pandemic that were incurred in second quarter 2020; and
•a decrease of $2.2 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services.

Other regulatory charges (credits) in the third quarter 2020 included $13.6 million in amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2019 formula rate plan filing.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income decreased primarily due to changes in decommissioning trust fund investment activity.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Nuclear refueling outage expenses decreased primarily due to the amortization of lower costs associated with the most recent outages as compared to previous outages.

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $22.2 million in non-nuclear generation expenses primarily due to lower long-term service agreement expenses and a lower scope of work performed during plant outages in 2020 as compared to the same period in 2019, including a delay in plant outages as a result of the COVID-19 pandemic;
•a decrease of $15 million in nuclear generation expenses primarily due to lower nuclear labor costs, including contract labor, in part as a result of the COVID-19 pandemic; and
•higher nuclear insurance refunds of $7.8 million.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory credits for the nine months ended September 30, 2020 included $35.8 million in amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. Other regulatory credits for the nine months ended September 30, 2019 included an additional provision of $11.5 million to reflect the current estimate of the historical year netting adjustment that was to be included in the 2019 formula

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2019 formula rate plan filing.

Income Taxes

The effective income tax rate was 26.2% for the third quarter 2020. The difference in the effective income tax rate for the third quarter 2020 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was 20.2% for the nine months ended September 30, 2020. The difference in the effective income tax rate for the nine months ended September 30, 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and permanent differences related to income tax deductions for stock-based compensation, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$3,519	$119

Cash flow provided by (used in):
Operating activities	511,952	576,612
Investing activities	(634,739)	(506,676)
Financing activities	717,172	7,014
Net increase in cash and cash equivalents	594,385	76,950

Cash and cash equivalents at end of period	$597,904	$77,069

Operating Activities

Net cash flow provided by operating activities decreased $64.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•the timing of recovery of fuel and purchased power costs;
•an increase of $24.8 million in pension contributions in 2020. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding; and
•an increase of $22.8 million in spending on nuclear refueling outages in 2020.

The decrease was partially offset by:

•a decrease in the return of unprotected excess accumulated deferred income taxes to customers in 2020 as compared to the same period in 2019. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act; and
•$25 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Investing Activities

Net cash flow used in investing activities increased $128.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•an increase of $71.2 million in storm spending;
•money pool activity;
•an increase of $38.1 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;
•an increase of $30.8 million in nuclear construction expenditures primarily as a result of work performed in 2020 on various ANO 2 outage projects;

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•an increase of $27 million in non-nuclear generation construction expenditures primarily due to increased spending on various projects in 2020; and
•an increase of $18.7 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Arkansas’s distribution system, including increased spending on advanced metering infrastructure.

The increase was partially offset by:

•$55 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•a decrease of $44.1 million in transmission construction expenditures primarily due to a lower scope of work performed in 2020 as compared to 2019.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $51.7 million for the nine months ended September 30, 2020 compared to increasing by $6.9 million for the nine months ended September 30, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $710.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•issuances of $100 million of 4.00% Series mortgage bonds in March 2020 and $675 million of 2.65% Series mortgage bonds in September 2020;
•money pool activity;
•a decrease of $90 million in common equity distributions in 2020 in order to maintain Entergy Arkansas’s capital structure; and
•a decrease of $23.3 million in net long-term repayments in 2020 on the Entergy Arkansas nuclear fuel company variable interest entity credit facility.

The increase was partially offset by the issuance of $350 million of 4.20% Series mortgage bonds in March 2019.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $21.6 million for the nine months ended September 30, 2020 compared to decreasing by $182.7 million for the nine months ended September 30, 2019.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long-term debt in 2020.

	September 30, 2020	December 31, 2019
Debt to capital	56.2%	53.0%
Effect of excluding the securitization bonds	—%	—%
Debt to capital, excluding securitization bonds (a)	56.2%	53.0%
Effect of subtracting cash	(3.7%)	—%
Net debt to net capital, excluding securitization bonds (a)	52.5%	53.0%

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

Entergy Arkansas has experienced negative changes during 2020 to its customer payment patterns and its operating cash flow activity due to the COVID-19 pandemic, and expects them to continue throughout 2020. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Despite the effects of the pandemic on financial markets, Entergy Arkansas issued $100 million and $675 million of long-term mortgage bonds in March 2020 and September 2020, respectively, and renewed its short-term credit facility. Additional discussion of Entergy Arkansas’s liquidity and capital resources follows.

Entergy Arkansas is developing its capital investment plan for 2021 through 2023 and currently anticipates making $2.5 billion in capital investments during that period. The preliminary estimate includes specific investments such as the Searcy Solar Facility and Walnut Bend Solar Facility; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; investments in ANO 1 and 2; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
(In Thousands)
$51,697	($21,634)	$6,896	($182,738)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in September 2024. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2021. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of September 30, 2020, no cash borrowings and no letters of credit were outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2020, a $3 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in September 2022.  As of September 30, 2020, $9.1 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

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

Walnut Bend Solar Facility

In October 2020, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 100 MW Walnut Bend Solar Facility is in the public interest. Entergy Arkansas requested a decision by the APSC within 180 days of the filing and primarily requests cost recovery through the formula rate plan rider.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2020 Formula Rate Plan Filing

In July 2020, Entergy Arkansas filed with the APSC its 2020 formula rate plan filing to set its formula rate for the 2021 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2021, as amended through subsequent filings in the proceeding, and a netting adjustment for the historical year

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
2019. Entergy Arkansas’s earned rate of return on common equity is 8.22% for the 2021 projected year and 9.07% for the 2019 historical year. The total revenue change is based upon a deficiency of approximately $64.3 million for the 2021 projected year and approximately $23.9 million for the 2019 historical year netting adjustment. The total proposed formula rate plan rider revenue change for 2021 is $88.2 million to produce a target rate of return of 9.75% for the projected year and the historical year. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeds the constraint, the resulting increase is limited to $72.6 million. In October 2020 other parties in the proceeding filed their errors and objections recommending certain adjustments that would reduce the initially-proposed $74.3 million revenue requirement increase, and Entergy Arkansas filed responsive testimony disputing these adjustments. In October 2020, Entergy Arkansas filed with the APSC a unanimous settlement agreement reached with the other parties that resolved all but one issue. As a result of the settlement agreement, Entergy Arkansas’s requested revenue increase is $68.4 million, which is below the $72.6 million cap constraint. The remaining issue to be litigated concerns the methodology used to account for historical year revenues in the netting adjustment. Two parties have proposed a new methodology that, if adopted, effectively would reduce Entergy Arkansas’s request to $0.9 million for the 2021 projected year. This remaining issue will go to hearing in November 2020 and a final decision by the APSC is expected in December 2020. Also with the formula rate plan filing, Entergy Arkansas is requesting an extension of the formula rate plan rider for a second five-year term. A decision by the APSC on the extension is requested before February 2021.

Energy Cost Recovery Rider

In March 2020, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease from $0.01462 per kWh to $0.01052 per kWh. The redetermined rate became effective with the first billing cycle in April 2020 through the normal operation of the tariff.

Opportunity Sales Proceeding

As discussed in the Form 10-K, the FERC’s opportunity sales orders have been appealed to the D.C. Circuit by Entergy, the LPSC, and the APSC. In February 2020 all of the appeals were consolidated and in April 2020 the D.C. Circuit established a briefing schedule. Briefing was completed in September 2020 and oral argument is scheduled for December 2020.

In February 2019 the LPSC filed a new complaint relating to two issues that were raised in the opportunity sales proceeding, but that, in its October 2018 order, the FERC held were outside the scope of the proceeding. In March 2019, Entergy Services filed an answer and motion to dismiss the new complaint. In November 2019 the FERC issued an order denying the LPSC’s complaint. The order concluded that the settlement agreement approved by the FERC in December 2015 terminating the System Agreement barred the LPSC’s new complaint. In December 2019 the LPSC requested rehearing of the FERC’s November 2019 order, and in July 2020 the FERC issued an order dismissing the LPSC’s request for rehearing. In September 2020 the LPSC appealed the FERC’s orders dismissing the new opportunity sales complaint to the D.C. Circuit.

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

In July 2020 the APSC issued a decision finding that Entergy Arkansas’s application is not in the public interest. The order also directs Entergy Arkansas to refund to its retail customers within 30 days of the order the FERC-determined over-collection of $13.7 million, plus interest, associated with a recalculated bandwidth remedy.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
In addition to these primary findings, the order also denied the Attorney General’s request for Entergy Arkansas to prepare a compliance filing detailing all of the retail impacts from the opportunity sales and denied a request by the Arkansas Electric Energy Consumers to recalculate all costs using the revised responsibility ratio. Entergy Arkansas filed a motion for temporary stay of the 30-day requirement to allow Entergy Arkansas a reasonable opportunity to seek rehearing of the APSC order, but in July 2020 the APSC denied Entergy Arkansas’s request for a stay and directed Entergy Arkansas to refund to its retail ratepayers the component of the total FERC-determined opportunity sales payment that was associated with increased bandwidth remedy payments of $13.7 million, plus interest. The refunds were issued in the August 2020 billing cycle. While the APSC denied Entergy Arkansas’s stay request, Entergy Arkansas believes its actions were prudent and, therefore, the costs, including the $13.7 million, plus interest, are recoverable. In July 2020, Entergy Arkansas requested rehearing of the APSC order, which rehearing was denied by the APSC in August 2020. In September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of these payments. In October 2020 the APSC filed a motion to dismiss Entergy Arkansas’s complaint. Entergy Arkansas expects to file a response opposing the APSC’s motion.

Net Metering Legislation

As discussed in the Form 10-K, an Arkansas law was enacted effective July 2019 that, among other things, expands the definition of a “net metering customer” to include two additional types of customers: (1) customers that lease net metering facilities, subject to certain leasing arrangements, and (2) government entities or other entities exempt from state and federal income taxes that enter into a service contract for a net metering facility. The latter provision would allow eligible entities, many of whom are small and large general service customers, to purchase renewable energy directly from third party providers and receive bill credits for these purchases. The APSC was given authority under this law to address certain matters, such as cost shifting and the appropriate compensation for net metered energy, and has initiated proceedings for this purpose. The APSC issued an order in June 2020, and in July 2020 several parties, including Entergy Arkansas, filed for rehearing on multiple grounds, including for the reasons that it imposes an unreasonable rate structure and allows facilities to net meter that do not meet the statutory definition of net metering facilities. After granting the rehearing requests, the APSC issued an order in September 2020 largely upholding its June 2020 order. In October 2020, Entergy Arkansas filed for rehearing of the APSC’s September 2020 order.

COVID-19 Orders

In April 2020, in light of the COVID-19 pandemic, the APSC issued an order requiring utilities, to the extent they had not already done so, to suspend service disconnections during the remaining pendency of the Arkansas Governor’s emergency declaration or until the APSC rescinds the directive. The order also authorizes utilities to establish a regulatory asset to record costs resulting from the suspension of service disconnections, directs that in future proceedings the APSC will consider whether the request for recovery of these regulatory assets is reasonable and necessary, and requires utilities to track and report the costs and any savings directly attributable to suspension of disconnects. In May 2020 the APSC approved Entergy Arkansas expanding delayed payment arrangements to assist customers during the pandemic. Quarterly reporting began in August 2020 and the APSC ordered additional reporting in October 2020 regarding utilities’ transitional plans for ending the moratorium on service disconnects. As of September 30, 2020, Entergy Arkansas recorded a regulatory asset of $6.1 million for costs associated with the COVID-19 pandemic.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$644,389	$687,526	$1,618,068	$1,776,267

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	77,239	109,779	217,342	370,534
Purchased power	57,599	61,074	145,811	156,417
Nuclear refueling outage expenses	13,010	17,381	42,809	51,823
Other operation and maintenance	169,898	188,299	486,525	542,765
Decommissioning	18,449	17,422	54,596	50,351
Taxes other than income taxes	34,379	31,783	92,611	87,327
Depreciation and amortization	84,515	78,594	252,574	231,502
Other regulatory charges (credits) - net	(28,348)	1,018	(67,632)	(8,873)
TOTAL	426,741	505,350	1,224,636	1,481,846

OPERATING INCOME	217,648	182,176	393,432	294,421

OTHER INCOME
Allowance for equity funds used during construction	3,876	3,977	10,671	10,777
Interest and investment income	2,218	8,788	18,402	19,193
Miscellaneous - net	(4,465)	(4,286)	(17,034)	(12,704)
TOTAL	1,629	8,479	12,039	17,266

INTEREST EXPENSE
Interest expense	36,902	35,454	108,494	104,664
Allowance for borrowed funds used during construction	(1,702)	(1,641)	(4,686)	(4,384)
TOTAL	35,200	33,813	103,808	100,280

INCOME BEFORE INCOME TAXES	184,077	156,842	301,663	211,407

Income taxes	48,234	7,126	61,055	(27,729)

NET INCOME	$135,843	$149,716	$240,608	$239,136

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$240,608	$239,136
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	366,549	351,390
Deferred income taxes, investment tax credits, and non-current taxes accrued	79,948	85,246
Changes in assets and liabilities:
Receivables	(73,890)	(70,395)
Fuel inventory	4,761	(5,350)
Accounts payable	(26,547)	(24,766)
Taxes accrued	(10,733)	(18,608)
Interest accrued	18,125	20,206
Deferred fuel costs	3,203	52,468
Other working capital accounts	(9,027)	44,803
Provisions for estimated losses	3,508	8,841
Other regulatory assets	(50,262)	(55,749)
Other regulatory liabilities	(484)	32,537
Pension and other postretirement liabilities	(31,245)	(26,136)
Other assets and liabilities	(2,562)	(57,011)
Net cash flow provided by operating activities	511,952	576,612

INVESTING ACTIVITIES
Construction expenditures	(593,249)	(488,487)
Allowance for equity funds used during construction	10,671	11,016
Payment for purchase of assets	(5,988)	—
Nuclear fuel purchases	(72,601)	(26,732)
Proceeds from sale of nuclear fuel	30,638	22,834
Proceeds from nuclear decommissioning trust fund sales	254,847	199,031
Investment in nuclear decommissioning trust funds	(266,397)	(214,205)
Change in money pool receivable - net	(51,697)	(6,896)
Changes in securitization account	4,036	(3,238)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	55,001	—
Change in other investments	—	1
Net cash flow used in investing activities	(634,739)	(506,676)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,058,977	781,510
Retirement of long-term debt	(298,071)	(473,827)
Changes in money pool payable - net	(21,634)	(182,738)
Common equity distributions paid	(25,000)	(115,000)
Other	2,900	(2,931)
Net cash flow provided by financing activities	717,172	7,014

Net increase in cash and cash equivalents	594,385	76,950
Cash and cash equivalents at beginning of period	3,519	119
Cash and cash equivalents at end of period	$597,904	$77,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$86,906	$80,644

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$121	$3,519
Temporary cash investments	597,783	—
Total cash and cash equivalents	597,904	3,519
Securitization recovery trust account	—	4,036
Accounts receivable:
Customer	198,901	117,679
Allowance for doubtful accounts	(12,229)	(1,169)
Associated companies	101,064	29,178
Other	41,481	117,653
Accrued unbilled revenues	113,199	108,489
Total accounts receivable	442,416	371,830
Fuel inventory - at average cost	28,984	33,745
Materials and supplies - at average cost	227,784	211,320
Deferred nuclear refueling outage costs	44,576	48,875
Prepayments and other	18,308	14,096
TOTAL	1,359,972	687,421

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,168,806	1,101,283
Other	342	345
TOTAL	1,169,148	1,101,628

UTILITY PLANT
Electric	12,650,481	12,293,483
Construction work in progress	337,458	197,775
Nuclear fuel	146,150	195,547
TOTAL UTILITY PLANT	13,134,089	12,686,805
Less - accumulated depreciation and amortization	5,205,764	5,019,826
UTILITY PLANT - NET	7,928,325	7,666,979

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $— as of September 30, 2020 and $1,706 as of December 31, 2019)	1,717,112	1,666,850
Deferred fuel costs	68,087	67,690
Other	18,013	15,065
TOTAL	1,803,212	1,749,605

TOTAL ASSETS	$12,260,657	$11,205,633

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$485,000	$—
Accounts payable:
Associated companies	56,535	111,785
Other	185,221	202,201
Customer deposits	100,933	101,411
Taxes accrued	71,098	81,831
Interest accrued	40,913	22,788
Deferred fuel costs	57,321	53,721
Current portion of unprotected excess accumulated deferred income taxes	—	9,296
Other	47,308	38,760
TOTAL	1,044,329	621,793

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,279,679	1,183,126
Accumulated deferred investment tax credits	30,800	31,701
Regulatory liability for income taxes - net	465,204	478,174
Other regulatory liabilities	581,337	559,555
Decommissioning	1,295,437	1,242,616
Accumulated provisions	67,388	63,880
Pension and other postretirement liabilities	287,808	319,075
Long-term debt (includes securitization bonds of $— as of September 30, 2020 and $6,772 as of December 31, 2019)	3,795,229	3,517,208
Other	71,901	62,568
TOTAL	7,874,783	7,457,903

Commitments and Contingencies

EQUITY
Member's equity	3,341,545	3,125,937
TOTAL	3,341,545	3,125,937

TOTAL LIABILITIES AND EQUITY	$12,260,657	$11,205,633

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2018	$2,983,103

Net income	39,121
Balance at March 31, 2019	3,022,224

Net income	50,299
Common equity distributions	(115,000)
Balance at June 30, 2019	2,957,523

Net income	149,716
Balance at September 30, 2019	$3,107,239

Balance at December 31, 2019	$3,125,937

Net income	44,595
Balance at March 31, 2020	3,170,532

Net income	60,170
Balance at June 30, 2020	3,230,702

Net income	135,843
Common equity distributions	(25,000)
Balance at September 30, 2020	$3,341,545

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$274	$254	$20	8
Commercial	138	163	(25)	(15)
Industrial	138	156	(18)	(12)
Governmental	5	6	(1)	(17)
Total billed retail	555	579	(24)	(4)
Sales for resale:
Associated companies	29	30	(1)	(3)
Non-associated companies	35	29	6	21
Other	25	50	(25)	(50)
Total	$644	$688	($44)	(6)

Billed Electric Energy Sales (GWh):
Residential	2,380	2,393	(13)	(1)
Commercial	1,619	1,761	(142)	(8)
Industrial	2,056	2,125	(69)	(3)
Governmental	63	67	(4)	(6)
Total retail	6,118	6,346	(228)	(4)
Sales for resale:
Associated companies	520	588	(68)	(12)
Non-associated companies	1,494	1,515	(21)	(1)
Total	8,132	8,449	(317)	(4)

	Nine Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$665	$621	$44	7
Commercial	355	413	(58)	(14)
Industrial	345	396	(51)	(13)
Governmental	14	16	(2)	(13)
Total billed retail	1,379	1,446	(67)	(5)
Sales for resale:
Associated companies	81	89	(8)	(9)
Non-associated companies	62	124	(62)	(50)
Other	96	117	(21)	(18)
Total	$1,618	$1,776	($158)	(9)

Billed Electric Energy Sales (GWh):
Residential	5,951	6,144	(193)	(3)
Commercial	4,079	4,433	(354)	(8)
Industrial	5,605	5,800	(195)	(3)
Governmental	169	181	(12)	(7)
Total retail	15,804	16,558	(754)	(5)
Sales for resale:
Associated companies	1,232	1,694	(462)	(27)
Non-associated companies	3,471	6,071	(2,600)	(43)
Total	20,507	24,323	(3,816)	(16)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Hurricane Laura

In August 2020, Hurricane Laura caused extensive damage to Entergy Louisiana’s service area. The storm resulted in widespread power outages and significant damage primarily to distribution and transmission infrastructure and large portions of the underlying transmission system required nearly a complete rebuild. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Laura are currently estimated to be in the range of $1.25 billion to $1.4 billion. Entergy Louisiana also expects revenues in 2020 to be adversely affected, primarily due to power outages resulting from the hurricane. Entergy Louisiana is considering all reasonable avenues to recover storm-related costs from Hurricane Laura, including accessing funded storm reserve escrows and securitization. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Entergy Louisiana has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy Louisiana recorded corresponding regulatory assets of approximately $155 million and construction work in progress of approximately $1.095 billion. Entergy Louisiana recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. There are well established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy Louisiana has not gone through the regulatory process regarding these storm costs, there is an element of risk, and Entergy Louisiana is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Hurricane Delta

In October 2020, Hurricane Delta caused significant damage to Entergy Louisiana’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities in areas with damage from Hurricane Delta are currently estimated to be in the range of $180 million to $205 million. Entergy Louisiana is considering all available avenues to recover storm-related costs from Hurricane Delta, including accessing funded storm reserve escrows and securitization. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Hurricane Zeta

In October 2020, Hurricane Zeta caused significant damage to portions of Entergy's service area in Louisiana, including New Orleans. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. Entergy is still assessing and developing an estimate of the total restoration costs for the repair and/or replacement of the infrastructure damaged by Hurricane Zeta. Entergy is considering all available avenues to recover storm-related costs from Hurricane Zeta, including accessing funded storm reserve escrows and securitization. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Results of Operations

Net Income

Third Quarter 2020 Compared to Third Quarter 2019

Net income decreased $31.8 million primarily due to lower volume/weather, lower other income, higher taxes other than income taxes, and higher interest expense, partially offset by higher retail electric price and lower other operation and maintenance expenses.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net income increased $17.3 million primarily due to the $58 million reduction in income tax expense resulting from an IRS settlement in the first quarter 2020 related to the uncertain tax position regarding the Hurricane Isaac Louisiana Act 55 financing, which also resulted in a $29 million ($21 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s agreement to share the savings with customers. Also contributing to the increase was higher retail electric price and lower other operation and maintenance expenses. The increase was partially offset by lower volume/weather, lower other income, higher interest expense, and higher taxes other than income taxes. See Note 10 to the financial statements herein for further discussion of the tax settlement.

Operating Revenues

Third Quarter 2020 Compared to Third Quarter 2019

Following is an analysis of the change in operating revenues comparing the third quarter 2020 to the third quarter 2019:

Amount
(In Millions)
2019 operating revenues	$1,231.7
Fuel, rider, and other revenues that do not significantly affect net income	(146.8)
Volume/weather	(20.6)
Return of unprotected excess accumulated deferred income taxes to customers	9.4
Retail electric price	46.3
2020 operating revenues	$1,120.0

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to decreased commercial and industrial usage as a result of the COVID-19 pandemic and the effects of Hurricane Laura. The decrease in industrial usage is partially offset by an increase in demand from expansion projects, primarily in the transportation and chemicals industries. Entergy Louisiana continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. See “Hurricane Laura” above for discussion of Hurricane Laura.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018. In third quarter 2020, $7.8 million was returned to customers as compared to $17.2 million in third quarter 2019. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an interim increase in formula rate plan revenues effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station and increases in formula rate plan revenues effective September 2019 and September 2020. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019:

Amount
(In Millions)
2019 operating revenues	$3,297.3
Fuel, rider, and other revenues that do not significantly affect net income	(318.8)
Volume/weather	(47.3)
Return of unprotected excess accumulated deferred income taxes to customers	7.4
Retail electric price	123.7
2020 operating revenues	$3,062.3

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to decreased commercial and industrial usage as a result of the COVID-19 pandemic and the effects of Hurricane Laura and the effect of less favorable weather on residential sales, partially offset by increased residential usage as a result of the COVID-19 pandemic offset by the effects of Hurricane Laura. The decrease in industrial usage is partially offset by an increase in demand from expansion projects, primarily in the transportation and chemicals industries. Entergy Louisiana continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. See “Hurricane Laura” above for discussion of Hurricane Laura.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through changes in the formula rate plan effective May 2018. In the nine months ended September 30, 2020, $23.4 million was returned to customers as compared to $30.8 million in the nine months ended September 30, 2019. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to interim increases in formula rate plan revenues effective June 2019 due to the inclusion of the first-year revenue requirement for the J. Wayne Leonard Power Station

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
(formerly St. Charles Power Station) and effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station and increases in formula rate plan revenues effective September 2019 and September 2020. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

Other Income Statement Variances

Third Quarter 2020 Compared to Third Quarter 2019

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $6.8 million in loss provisions; and
•a decrease of $3.6 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services.

The decrease was partially offset by:

•an increase of $3.5 million in nuclear generation expenses primarily due to the effects of recording in third quarter 2019 the final judgment to resolve claims in the River Bend damages case against the DOE related to spent nuclear fuel storage costs. The damages award included the reimbursement of $5.2 million of spent nuclear fuel storage costs that were previously recorded as other operation and maintenance expense. See Note 8 to the financial statements in the Form 10-K for further discussion of the spent nuclear fuel litigation; and
•an increase of $2.6 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from a millage increase and a change in estimated property assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Lake Charles Power Station, which was placed in service in March 2020.

Other income decreased primarily due to changes in decommissioning trust fund activity and a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2019, including the Lake Charles Power Station project.

Interest expense increased primarily due to the issuances of $300 million of 4.20% Series mortgage bonds and $350 million of 2.90% Series mortgage bonds, each in March 2020, and a decrease in the allowance for borrowed funds used during construction due to higher construction work in progress in 2019, including the Lake Charles Power Station project.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $13.7 million in nuclear generation expenses primarily due to a lower scope of work performed in 2020 as compared to 2019, in part as a result of the COVID-19 pandemic;
•a decrease of $10.9 million in non-nuclear generation expenses primarily due to a lower scope of work

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
performed during plant outages in 2020 as compared to the same period in 2019, partially offset by increases resulting from the J. Wayne Leonard Power Station (formerly St. Charles Power Station) and the Lake Charles Power Station being placed in service;
•a decrease of $8.5 million in loss provisions; and
•a decrease of $8.3 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services.

The decrease was partially offset by an increase of $8.1 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from a millage increase and a change in estimated property assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station), which was placed in service in May 2019 and the Lake Charles Power Station, which was placed in service in March 2020.

Other income decreased primarily due to:

•a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2019, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station) and the Lake Charles Power Station projects; and
•changes in decommissioning trust fund activity.

Other regulatory credits include regulatory charges of $29 million recorded in first quarter 2020 due to a settlement with the IRS related to the uncertain tax position regarding Hurricane Isaac Louisiana Act 55 financing because the savings will be shared with customers. See Note 10 to the financial statements herein for further discussion of the settlement and savings obligation.

Interest expense increased primarily due to:

•a decrease in the allowance for borrowed funds used during construction due to higher construction work in progress in 2019, including the J. Wayne Leonard Power Station (formerly St. Charles Power Station) and Lake Charles Power Station projects;
•the issuance of $525 million of 4.20% Series mortgage bonds in March 2019; and
•the issuances of $300 million of 4.20% Series mortgage bonds and $350 million of 2.90% Series mortgage bonds, each in March 2020.

Income Taxes

The effective income tax rate was 18.1% for the third quarter 2020. The difference in the effective income tax rate for the third quarter 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The effective income tax rate was 5.7% for the nine months ended September 30, 2020. The difference in the effective income tax rate for the nine months ended September 30, 2020 versus the federal statutory rate of 21% was primarily due to the settlement with the IRS on the treatment of funds received in conjunction with the Act 55 financing of Hurricane Isaac storm costs, permanent differences related to income tax deductions for stock-based compensation, the amortization of excess accumulated deferred income taxes, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein for discussion of the IRS settlement. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,006	$43,364

Cash flow provided by (used in):
Operating activities	1,113,574	962,443
Investing activities	(1,096,819)	(1,260,023)
Financing activities	233,402	382,261
Net increase in cash and cash equivalents	250,157	84,681

Cash and cash equivalents at end of period	$252,163	$128,045

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities increased $151.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•the timing of payments to vendors;
•a decrease of $61.2 million in spending on nuclear refueling outages;
•income tax refunds of $20.7 million in 2020. Entergy Louisiana had income tax receipts in 2020 as a result of a refund of an overpayment on a prior year state income tax return; and
•$28.1 million in proceeds received from the DOE in June 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed, compared to $16.6 million received in September 2019. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

The increase was partially offset by:

•the timing of collection of receivables from customers, in part due to the COVID-19 pandemic;
•the timing of recovery of fuel and purchased power costs;
•an increase of $27.1 million in interest payments; and
•an increase of $12.7 million in pension contributions in 2020. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $163.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•a decrease of $174.6 million in non-nuclear generation construction expenditures due to higher spending in 2019 on the Lake Charles Power Station and J. Wayne Leonard Power Station (formerly St. Charles Power Station) projects;
•a decrease of $97.4 million in nuclear construction expenditures primarily due to decreased spending on various projects in 2020;
•a decrease of $68.5 million in transmission construction expenditures primarily due to a higher scope of work performed in 2020 as compared to 2019;
•an increase of $44.1 million in net receipts from storm reserve escrow accounts; and
•a decrease of $10.2 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle.

The decrease was partially offset by:

•an increase of $80.7 million in storm spending in 2020, primarily due to Hurricane Laura restoration efforts;
•money pool activity; and
•an increase of $41.3 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Louisiana’s distribution system, including increased spending on advanced metering infrastructure.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $21.6 million for the nine months ended September 30, 2020 compared to decreasing by $35.5 million for the nine months ended September 30, 2019. The money pool is

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $148.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•the issuance of $525 million of 4.20% Series mortgage bonds in March 2019;
•the repayment of $250 million of 3.95% Series mortgage bonds due October 2020;
•money pool activity; and
•net repayments of long-term borrowings of $37.9 million in 2020 compared to net long-term borrowings of $29.2 million in 2019 on the nuclear fuel company variable interest entities’ credit facilities.

The decrease was partially offset by the issuances of $350 million of 2.90% Series mortgage bonds and $300 million of 4.20% Series mortgage bonds, each in March 2020, and a decrease of $133.5 million in common equity distributions in 2020 primarily due to upcoming capital expenditures.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $82.8 million for the nine months ended September 30, 2020.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table.

	September 30, 2020	December 31, 2019
Debt to capital	52.4%	53.4%
Effect of excluding securitization bonds	(0.1%)	(0.1%)
Debt to capital, excluding securitization bonds (a)	52.3%	53.3%
Effect of subtracting cash	(0.8%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	51.5%	53.2%

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

Entergy Louisiana is developing its capital investment plan for 2021 through 2023 and currently anticipates making $4.6 billion in capital investments during that period. The preliminary estimate includes specific investments such as transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; investments in River Bend and Waterford 3; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
(In Thousands)
$21,649	($82,826)	$11,358	$46,843

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in September 2024.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of September 30, 2020, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2020, $21.2 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in September 2022.  As of September 30, 2020, $30.9 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of September 30, 2020, $51.4 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Entergy Louisiana has $257 million in its storm reserve escrow account at September 30, 2020.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

Retail Rates - Electric

2017 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the J. Wayne Leonard Power Station (formerly St. Charles Power Station). The resulting interim adjustment to rates became effective with the first billing cycle of June 2019. In June 2020, Entergy Louisiana submitted information to the LPSC to review the prudence of Entergy Louisiana’s management of the project. In August 2020 discovery commenced and a procedural schedule was established with a hearing in July 2021.

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

2019 Formula Rate Plan Filing

In May 2020, Entergy Louisiana filed with the LPSC its formula rate plan evaluation report for its 2019 calendar year operations. The 2019 test year evaluation report produced an earned return on common equity of 9.66%. As such, no change to base rider formula rate plan revenue is required. Although base rider formula rate plan revenue will not change as a result of this filing, overall formula rate plan revenues will increase by approximately $103 million. This outcome is driven by the removal of prior year credits associated with the sale of the Willow Glen Power Station and an increase in the transmission recovery mechanism. Also contributing to the overall change is an increase in legacy formula rate plan revenue requirements driven by legacy Entergy Louisiana capacity cost true-ups and higher annualized legacy Entergy Gulf States Louisiana revenues due to higher billing determinants, offset by reductions in MISO cost recovery mechanism and tax reform adjustment mechanism revenue requirements. In August 2020 the LPSC staff submitted a list of items for which it needs additional information to confirm the accuracy and compliance of the 2019 test year evaluation report. The LPSC staff objected to a proposed revenue neutral adjustment regarding a certain rider as being beyond the scope of permitted formula rate plan adjustments. Rates reflected in the May 2020 filing, with the exception of the revenue neutral rider adjustment, and as updated in an August 2020 filing, were implemented in September 2020, subject to refund. Entergy Louisiana is in the process of providing additional information and details on the May 2020 filing as requested by the LPSC staff.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Request for Extension and Modification of Formula Rate Plan

In May 2020, Entergy Louisiana filed with the LPSC its application for authority to extend its formula rate plan. In its application, Entergy Louisiana seeks to maintain a 9.8% return on equity, with a bandwidth of 60 basis points above and below the midpoint, with a first-year midpoint reset. Entergy Louisiana also seeks to maintain its existing additional capacity mechanism, tax reform adjustment mechanism, transmission recovery mechanism, and the MISO cost recovery mechanism. Entergy Louisiana also seeks to add a distribution cost recovery mechanism which operates in substantially the same manner as the transmission recovery mechanism, seeks to utilize end of period rate base to calculate cost of service, and requests a deferral of certain expenses incurred for outside of right-of-way vegetation programs.

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

2018 Rate Stabilization Plan Filing

As discussed in the Form 10-K, in January 2019 Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2018. The filing of the evaluation report for the test year 2018 reflected an earned return on common equity of 2.69%. This earned return is below the earning sharing band of the gas rate stabilization plan and results in a rate increase of $2.8 million. Rates were implemented during the first billing cycle of May 2019, subject to refund and final LPSC review. In August 2020 the LPSC staff filed its report concurring with Entergy Louisiana’s calculation that the gas rate stabilization plan required a rate increase of $2.8 million. The LPSC accepted the staff’s report at its September 2020 meeting.

Fuel and purchased power recovery

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. Discovery commenced in September 2020.

COVID-19 Orders

In April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. While the suspension of late fees and disconnects for non-pay was only extended until the first billing cycle after July 16, 2020, Entergy Louisiana has not yet resumed disconnections and continues to defer the associated costs. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of September 30, 2020, Entergy Louisiana recorded a regulatory asset of $27.4 million for costs associated with the COVID-19 pandemic.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)
	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,110,217	$1,221,874	$3,024,359	$3,252,826
Natural gas	9,805	9,803	37,962	44,498
TOTAL	1,120,022	1,231,677	3,062,321	3,297,324

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	162,981	259,419	469,083	627,240
Purchased power	160,069	197,830	474,598	678,150
Nuclear refueling outage expenses	13,796	14,026	41,080	40,225
Other operation and maintenance	244,136	249,773	693,010	726,496
Decommissioning	16,407	15,606	48,611	43,544
Taxes other than income taxes	61,797	49,602	160,592	145,942
Depreciation and amortization	154,162	137,891	453,552	394,271
Other regulatory credits - net	(17,822)	(29,224)	(25,892)	(90,762)
TOTAL	795,526	894,923	2,314,634	2,565,106

OPERATING INCOME	324,496	336,754	747,687	732,218

OTHER INCOME
Allowance for equity funds used during construction	6,255	14,609	27,197	59,194
Interest and investment income	61,487	45,237	135,625	166,721
Miscellaneous - net	(40,025)	(15,067)	(57,235)	(79,717)
TOTAL	27,717	44,779	105,587	146,198

INTEREST EXPENSE
Interest expense	82,716	78,350	248,529	230,684
Allowance for borrowed funds used during construction	(3,256)	(7,041)	(13,590)	(28,145)
TOTAL	79,460	71,309	234,939	202,539

INCOME BEFORE INCOME TAXES	272,753	310,224	618,335	675,877

Income taxes	49,287	54,964	35,014	109,900

NET INCOME	$223,466	$255,260	$583,321	$565,977

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)
	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)

Net Income	$223,466	$255,260	$583,321	$565,977
Other comprehensive income (loss)
Pension and other postretirement liabilities (net of tax expense (benefit) of ($282), ($342), $2,724, and ($1,026))	(800)	(969)	7,722	(2,907)
Other comprehensive income (loss)	(800)	(969)	7,722	(2,907)
Comprehensive Income	$222,666	$254,291	$591,043	$563,070

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$583,321	$565,977
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	591,045	498,397
Deferred income taxes, investment tax credits, and non-current taxes accrued	56,767	174,825
Changes in working capital:
Receivables	(100,718)	(72,018)
Fuel inventory	(3,845)	(1,752)
Accounts payable	169,577	(40,131)
Prepaid taxes and taxes accrued	148,379	78,910
Interest accrued	(4,220)	5,102
Deferred fuel costs	(61,732)	(11,459)
Other working capital accounts	(33,691)	(62,332)
Changes in provisions for estimated losses	(42,624)	9,748
Changes in other regulatory assets	(129,843)	(103,635)
Changes in other regulatory liabilities	(19,761)	(26,115)
Changes in pension and other postretirement liabilities	(49,168)	(15,761)
Other	10,087	(37,313)
Net cash flow provided by operating activities	1,113,574	962,443

INVESTING ACTIVITIES
Construction expenditures	(1,064,765)	(1,277,108)
Allowance for equity funds used during construction	27,197	59,194
Payment for purchase of assets	(14,511)	—
Nuclear fuel purchases	(76,392)	(63,157)
Proceeds from the sale of nuclear fuel	35,041	11,608
Receipts from storm reserve escrow account	40,601	—
Payments to storm reserve escrow account	(1,467)	(5,013)
Changes to securitization account	(5,925)	(6,467)
Proceeds from nuclear decommissioning trust fund sales	281,131	307,164
Investment in nuclear decommissioning trust funds	(301,170)	(331,138)
Changes in money pool receivable - net	(21,649)	35,485
Insurance proceeds	—	7,040
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	5,090	—
Other	—	2,369
Net cash flow used in investing activities	(1,096,819)	(1,260,023)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,800,392	2,332,003
Retirement of long-term debt	(1,453,564)	(1,798,014)
Change in money pool payable - net	(82,826)	—
Distributions paid:
Common equity distributions paid	(21,500)	(155,000)
Other	(9,100)	3,272
Net cash flow provided by financing activities	233,402	382,261

Net increase in cash and cash equivalents	250,157	84,681
Cash and cash equivalents at beginning of period	2,006	43,364
Cash and cash equivalents at end of period	$252,163	$128,045

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$246,456	$219,323
Income taxes	($20,684)	$—

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2020 and December 31, 2019
(Unaudited)

	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$347	$488
Temporary cash investments	251,816	1,518
Total cash and cash equivalents	252,163	2,006
Accounts receivable:
Customer	306,768	194,869
Allowance for doubtful accounts	(27,157)	(1,902)
Associated companies	91,987	77,212
Other	40,667	42,179
Accrued unbilled revenues	191,661	169,201
Total accounts receivable	603,926	481,559
Deferred fuel costs	6,087	—
Fuel inventory	45,458	41,613
Materials and supplies - at average cost	411,923	354,020
Deferred nuclear refueling outage costs	31,643	56,743
Prepaid taxes	—	7,959
Prepayments and other	48,537	37,837
TOTAL	1,399,737	981,737

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,650,425	1,563,812
Storm reserve escrow account	256,740	295,875
Non-utility property - at cost (less accumulated depreciation)	320,815	312,896
Other	13,267	13,476
TOTAL	3,631,834	3,576,646

UTILITY PLANT
Electric	23,986,044	22,620,365
Natural gas	247,328	235,678
Construction work in progress	1,800,139	1,383,603
Nuclear fuel	220,704	267,779
TOTAL UTILITY PLANT	26,254,215	24,507,425
Less - accumulated depreciation and amortization	9,314,920	9,118,524
UTILITY PLANT - NET	16,939,295	15,388,901

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $10,498 as of September 30, 2020 and $27,596 as of December 31, 2019)	1,445,054	1,315,211
Deferred fuel costs	168,122	168,122
Other	31,440	33,491
TOTAL	1,644,616	1,516,824

TOTAL ASSETS	$23,615,482	$21,464,108

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2020 and December 31, 2019
(Unaudited)

	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$240,000	$320,002
Accounts payable:
Associated companies	115,926	187,615
Other	1,679,785	357,206
Customer deposits	154,566	153,097
Taxes accrued	140,420	—
Interest accrued	83,524	87,744
Deferred fuel costs	—	55,645
Current portion of unprotected excess accumulated deferred income taxes	31,138	31,138
Other	66,510	64,668
TOTAL	2,511,869	1,257,115

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,549,035	2,464,513
Accumulated deferred investment tax credits	108,520	112,128
Regulatory liability for income taxes - net	460,482	500,083
Other regulatory liabilities	813,980	794,140
Decommissioning	1,553,957	1,497,349
Accumulated provisions	277,795	320,419
Pension and other postretirement liabilities	629,990	677,619
Long-term debt (includes securitization bonds of $22,676 as of September 30, 2020 and $33,220 as of December 31, 2019)	7,411,976	6,983,667
Other	331,248	459,957
TOTAL	14,136,983	13,809,875

Commitments and Contingencies

EQUITY
Member's equity	6,954,346	6,392,556
Accumulated other comprehensive income	12,284	4,562
TOTAL	6,966,630	6,397,118

TOTAL LIABILITIES AND EQUITY	$23,615,482	$21,464,108

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2018	$5,909,071	($6,153)	$5,902,918

Net income	127,633	—	127,633
Other comprehensive loss	—	(969)	(969)
Distributions declared on common equity	(49,000)	—	(49,000)
Other	(11)	—	(11)
Balance at March 31, 2019	5,987,693	(7,122)	5,980,571

Net income	183,084	—	183,084
Other comprehensive loss	—	(969)	(969)
Distributions declared on common equity	(53,000)	—	(53,000)
Other	(14)	—	(14)
Balance at June 30, 2019	6,117,763	(8,091)	6,109,672

Net income	255,260	—	255,260
Other comprehensive loss	—	(969)	(969)
Distributions declared on common equity	(53,000)	—	(53,000)
Other	(8)	—	(8)
Balance at September 30, 2019	$6,320,015	($9,060)	$6,310,955

Balance at December 31, 2019	$6,392,556	$4,562	$6,397,118

Net income	189,396	—	189,396
Other comprehensive income	—	9,467	9,467
Distributions declared on common equity	(11,500)	—	(11,500)
Other	(10)	—	(10)
Balance at March 31, 2020	6,570,442	14,029	6,584,471

Net income	170,459	—	170,459
Other comprehensive loss	—	(945)	(945)
Distributions declared on common equity	(5,000)	—	(5,000)
Other	(13)	—	(13)
Balance at June 30, 2020	6,735,888	13,084	6,748,972

Net income	223,466	—	223,466
Other comprehensive loss	—	(800)	(800)
Distributions declared on common equity	(5,000)	—	(5,000)
Other	(8)	—	(8)
Balance at September 30, 2020	$6,954,346	$12,284	$6,966,630

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$413	$426	($13)	(3)
Commercial	248	277	(29)	(10)
Industrial	317	376	(59)	(16)
Governmental	18	19	(1)	(5)
Total billed retail	996	1,098	(102)	(9)
Sales for resale:
Associated companies	65	66	(1)	(2)
Non-associated companies	17	16	1	6
Other	32	42	(10)	(24)
Total	$1,110	$1,222	($112)	(9)

Billed Electric Energy Sales (GWh):
Residential	4,557	4,614	(57)	(1)
Commercial	3,033	3,325	(292)	(9)
Industrial	7,129	7,741	(612)	(8)
Governmental	202	215	(13)	(6)
Total retail	14,921	15,895	(974)	(6)
Sales for resale:
Associated companies	1,477	1,494	(17)	(1)
Non-associated companies	630	526	104	20
Total	17,028	17,915	(887)	(5)

	Nine Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$974	$980	($6)	(1)
Commercial	660	716	(56)	(8)
Industrial	974	1,108	(134)	(12)
Governmental	51	54	(3)	(6)
Total billed retail	2,659	2,858	(199)	(7)
Sales for resale:
Associated companies	201	201	—	—
Non-associated companies	42	48	(6)	(13)
Other	122	146	(24)	(16)
Total	$3,024	$3,253	($229)	(7)

Billed Electric Energy Sales (GWh):
Residential	10,771	10,815	(44)	—
Commercial	7,947	8,564	(617)	(7)
Industrial	22,006	22,577	(571)	(3)
Governmental	590	623	(33)	(5)
Total retail	41,314	42,579	(1,265)	(3)
Sales for resale:
Associated companies	4,225	3,428	797	23
Non-associated companies	1,631	1,433	198	14
Total	47,170	47,440	(270)	(1)

ENTERGY MISSISSIPPI, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Hurricane Delta

In October 2020, Hurricane Delta caused significant damage to Entergy Mississippi’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Mississippi’s electric facilities in areas with damage from Hurricane Delta are currently estimated to be in the range of $30 million to $35 million. Entergy Mississippi expects to include Hurricane Delta costs in its formula rate plan 2020 look-back filing to be submitted to the MPSC in March 2021. Storm cost recovery will be subject to review by the MPSC.

Results of Operations

Net Income

Third Quarter 2020 Compared to Third Quarter 2019

Net income increased $2.4 million primarily due to higher retail electric price, partially offset by lower volume/weather, higher depreciation and amortization expenses, and higher other operation and maintenance expenses.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net income increased $21.7 million primarily due to higher retail electric price, partially offset by higher depreciation and amortization expenses, lower volume/weather, and higher other operation and maintenance expenses.

Operating Revenues

Third Quarter 2020 Compared to Third Quarter 2019

Following is an analysis of the change in operating revenues comparing the third quarter 2020 to the third quarter 2019:

Amount
(In Millions)
2019 operating revenues	$398.7
Fuel, rider, and other revenues that do not significantly affect net income	(65.0)
Volume/weather	(11.9)
Retail electric price	34.7
2020 operating revenues	$356.5

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to decreased usage in the unbilled sales period and decreased commercial usage as a result of the COVID-19 pandemic. Entergy Mississippi continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

The retail electric price variance is primarily due to:

•increases in formula rate plan rates effective with the first billing cycle of April 2020 and an interim capacity rate adjustment to the formula rate plan to recover non-fuel related costs of acquiring and operating the Choctaw Generating Station; and
•the implementation of a vegetation management rider effective with the April 2020 billing cycle.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the vegetation management rider.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019:

Amount
(In Millions)
2019 operating revenues	$983.7
Fuel, rider, and other revenues that do not significantly affect net income	(100.9)
Volume/weather	(14.1)
Retail electric price	79.7
2020 operating revenues	$948.4

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales and decreased commercial usage as a result of the COVID-19 pandemic. The decrease was partially offset by an increase in residential usage as a result of the COVID-19 pandemic. Entergy Mississippi continues to expect declines in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
The retail electric price variance is primarily due to:

•increases in formula rate plan rates effective with the first billing cycles of July 2019 and April 2020 and an interim capacity rate adjustment to the formula rate plan to recover non-fuel related costs of acquiring and operating the Choctaw Generating Station; and
•the implementation of a vegetation management rider effective with the April 2020 billing cycle.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the vegetation management rider.

Other Income Statement Variances

Third Quarter 2020 Compared to Third Quarter 2019

Other operation and maintenance expenses increased primarily due to an increase of $2 million in distribution operations costs due to a higher scope of work, including contract costs, in 2020 as compared to the same period in 2019 and several individually insignificant items.

Depreciation and amortization expenses increased primarily as a result of additions to plant in service, including the Choctaw Generating Station, which was purchased in October 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Other operation and maintenance expenses increased primarily due to:

•an increase of $8.7 million in storm damage provisions. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery;
•an increase of $1.7 million in compensation and benefits costs primarily due to an increase in net periodic pension and other post retirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs; and
•several individually insignificant items.

The increase was partially offset by:

•a decrease of $6.9 million in non-nuclear generation expenses primarily due to a lower scope of work done during plant outages in 2020 as compared to the same period in 2019, including a delay in plant outages as a result of the COVID-19 pandemic; and
•a decrease of $3.3 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services.

Depreciation and amortization expenses increased primarily as a result of higher depreciation rates effective July 2019, as approved by the MPSC, and additions to plant in service, including the Choctaw Generating Station, which was purchased in October 2019.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Income Taxes

The effective income tax rate was 23.2% for the third quarter 2020. The difference in the effective income tax rate for the third quarter 2020 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 20.5% for the nine months ended September 30, 2020. The difference in the effective income tax rate for the nine months ended September 30, 2020 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items and permanent differences related to income tax deductions for stock-based compensation, partially offset by state income taxes. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$51,601	$36,954

Cash flow provided by (used in):
Operating activities	200,273	203,439
Investing activities	(374,978)	(276,307)
Financing activities	166,142	134,850
Net increase (decrease) in cash and cash equivalents	(8,563)	61,982

Cash and cash equivalents at end of period	$43,038	$98,936

Operating Activities

Net cash flow provided by operating activities decreased $3.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the timing of recovery of fuel and purchased power costs and the timing of collections of receivables from customers, in part due to the COVID-19 pandemic. The decrease was partially offset by the timing of payments to vendors.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $98.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•$40.9 million in storm spending in 2020;
•$24.6 million in plant upgrades for Choctaw Generating Station in March 2020;
•an increase of $20.3 million in transmission construction expenditures primarily due to a higher scope of work performed in 2020 as compared to 2019; and
•an increase of $19.7 million in distribution construction expenditures, including increased spending on advanced metering infrastructure.

Financing Activities

Net cash flow provided by financing activities increased $31.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the issuance of $170 million of 3.5% Series mortgage bonds in May 2020 and the repayment, at maturity, of $150 million of 6.64% Series mortgage bonds in July 2019, partially offset by the issuance of $300 million of 3.85% Series mortgage bonds in June 2019. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to the issuance of $170 million of mortgage bonds in May 2020.

	September 30, 2020	December 31, 2019
Debt to capital	51.9%	51.2%
Effect of subtracting cash	(0.6%)	(0.8%)
Net debt to net capital	51.3%	50.4%

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

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
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

Entergy Mississippi is developing its capital investment plan for 2021 through 2023 and currently anticipates making $1.5 billion in capital investments during that period. The preliminary estimate includes specific investments such as the Sunflower Solar Facility; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; resource planning, including potential generation projects; system improvements; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Mississippi’s receivables from the money pool were as follows:

September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
(In Thousands)
$3,721	$44,693	$8,899	$41,380

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in April 2021. No borrowings were outstanding under the credit facilities as of September 30, 2020.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of September 30, 2020, $1 million of MISO letters of credit and $1 million of non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Mississippi has $33 million in its storm reserve escrow account at September 30, 2020.

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

Fuel and purchased power recovery

In November 2019, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation included $39.6 million of prior over-recovery flowing back to customers beginning February 2020. Entergy Mississippi’s balance in its deferred fuel account did not decrease as expected after implementation of the new factor. In an effort to assist customers during the COVID-19 pandemic, in May 2020, Entergy Mississippi requested an interim adjustment to the energy cost recovery rider to credit approximately $50 million from the over-recovered balance in the deferred fuel account to customers over four consecutive billing months. The MPSC approved this interim adjustment in May 2020 effective for June through September 2020 bills.

COVID-19 Orders

In March 2020 the MPSC issued an order suspending disconnections for a period of sixty days. The MPSC extended the order on disconnections through May 26, 2020. In April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. While the MPSC order on suspension of disconnections has expired, Entergy Mississippi has not yet resumed disconnections and continues to defer the associated costs. As of September 30, 2020, Entergy Mississippi recorded a regulatory asset of $10.4 million for costs associated with the COVID-19 pandemic.

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

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$356,496	$398,732	$948,372	$983,713

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	41,771	87,386	143,798	188,006
Purchased power	68,296	78,286	177,618	223,461
Other operation and maintenance	74,891	69,253	203,571	195,357
Taxes other than income taxes	24,638	26,673	74,525	78,613
Depreciation and amortization	52,486	44,339	155,937	123,145
Other regulatory charges (credits) - net	571	5,771	(9,806)	11,708
TOTAL	262,653	311,708	745,643	820,290

OPERATING INCOME	93,843	87,024	202,729	163,423

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,793	2,079	4,820	6,341
Interest and investment income	13	462	268	1,011
Miscellaneous - net	(2,497)	(1,648)	(7,382)	(2,238)
TOTAL	(691)	893	(2,294)	5,114

INTEREST EXPENSE
Interest expense	17,650	15,922	51,425	45,804
Allowance for borrowed funds used during construction	(773)	(892)	(1,958)	(2,683)
TOTAL	16,877	15,030	49,467	43,121

INCOME BEFORE INCOME TAXES	76,275	72,887	150,968	125,416

Income taxes	17,686	16,650	30,960	27,114

NET INCOME	$58,589	$56,237	$120,008	$98,302

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$120,008	$98,302
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	155,937	123,145
Deferred income taxes, investment tax credits, and non-current taxes accrued	34,848	32,596
Changes in assets and liabilities:
Receivables	(21,376)	(37,843)
Fuel inventory	(359)	(3,872)
Accounts payable	5,863	(574)
Taxes accrued	(10,366)	(26,556)
Interest accrued	9,075	2,093
Deferred fuel costs	(45,998)	47,569
Other working capital accounts	(7,372)	533
Provisions for estimated losses	(28)	(3,099)
Other regulatory assets	(31,987)	(923)
Other regulatory liabilities	(10,592)	(16,615)
Pension and other postretirement liabilities	(11,451)	(6,930)
Other assets and liabilities	14,071	(4,387)
Net cash flow provided by operating activities	200,273	203,439

INVESTING ACTIVITIES
Construction expenditures	(393,887)	(314,622)
Allowance for equity funds used during construction	4,820	6,341
Changes in money pool receivable - net	40,972	32,481
Payment for the purchase of assets	(28,612)	—
Other	1,729	(507)
Net cash flow used in investing activities	(374,978)	(276,307)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	165,399	292,763
Retirement of long-term debt	—	(150,000)
Common equity distributions paid	(7,500)	—
Other	8,243	(7,913)
Net cash flow provided by financing activities	166,142	134,850

Net increase (decrease) in cash and cash equivalents	(8,563)	61,982
Cash and cash equivalents at beginning of period	51,601	36,954
Cash and cash equivalents at end of period	$43,038	$98,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$40,551	$41,753

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS
September 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$16	$11
Temporary cash investments	43,022	51,590
Total cash and cash equivalents	43,038	51,601
Accounts receivable:
Customer	108,365	92,050
Allowance for doubtful accounts	(11,385)	(636)
Associated companies	10,436	49,257
Other	16,181	14,986
Accrued unbilled revenues	59,890	47,426
Total accounts receivable	183,487	203,083
Fuel inventory - at average cost	15,498	15,139
Materials and supplies - at average cost	60,882	57,972
Prepayments and other	7,768	7,149
TOTAL	310,673	334,944

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,547	4,560
Escrow accounts	80,326	80,201
TOTAL	84,873	84,761

UTILITY PLANT
Electric	5,917,691	5,672,589
Construction work in progress	169,686	88,373
TOTAL UTILITY PLANT	6,087,377	5,760,962
Less - accumulated depreciation and amortization	1,979,372	1,894,000
UTILITY PLANT - NET	4,108,005	3,866,962

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	409,959	377,972
Other	15,840	10,105
TOTAL	425,799	388,077

TOTAL ASSETS	$4,929,350	$4,674,744

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$42,287	$48,090
Other	95,917	94,729
Customer deposits	86,417	85,938
Taxes accrued	80,295	90,661
Interest accrued	27,975	18,900
Deferred fuel costs	24,404	70,402
Other	45,910	32,667
TOTAL	403,205	441,387

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	639,865	594,832
Accumulated deferred investment tax credits	9,482	9,602
Regulatory liability for income taxes - net	228,993	236,988
Other regulatory liabilities	18,915	21,512
Asset retirement cost liabilities	9,629	9,727
Accumulated provisions	49,993	50,021
Pension and other postretirement liabilities	87,971	99,406
Long-term debt	1,780,310	1,614,129
Other	46,328	54,989
TOTAL	2,871,486	2,691,206

Commitments and Contingencies

EQUITY
Member's equity	1,654,659	1,542,151
TOTAL	1,654,659	1,542,151

TOTAL LIABILITIES AND EQUITY	$4,929,350	$4,674,744

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2018	$1,292,226

Net income	15,398
Balance at March 31, 2019	1,307,624

Net income	26,667
Balance at June 30, 2019	1,334,291

Net income	56,237
Balance at September 30, 2019	$1,390,528

Balance at December 31, 2019	$1,542,151

Net income	22,526
Common equity distributions	(2,500)
Balance at March 31, 2020	1,562,177

Net income	38,893
Balance at June 30, 2020	1,601,070

Net income	58,589
Common equity distributions	(5,000)
Balance at September 30, 2020	$1,654,659

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$161	$178	($17)	(10)
Commercial	109	132	(23)	(17)
Industrial	34	44	(10)	(23)
Governmental	11	12	(1)	(8)
Total billed retail	315	366	(51)	(14)
Sales for resale:
Non-associated companies	30	10	20	200
Other	11	23	(12)	(52)
Total	$356	$399	($43)	(11)

Billed Electric Energy Sales (GWh):
Residential	1,855	1,832	23	1
Commercial	1,298	1,403	(105)	(7)
Industrial	629	654	(25)	(4)
Governmental	115	126	(11)	(9)
Total retail	3,897	4,015	(118)	(3)
Sales for resale:
Non-associated companies	1,762	472	1,290	273
Total	5,659	4,487	1,172	26

	Nine Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$400	$423	($23)	(5)
Commercial	296	332	(36)	(11)
Industrial	106	121	(15)	(12)
Governmental	31	33	(2)	(6)
Total billed retail	833	909	(76)	(8)
Sales for resale:
Non-associated companies	62	19	43	226
Other	53	56	(3)	(5)
Total	$948	$984	($36)	(4)

Billed Electric Energy Sales (GWh):
Residential	4,222	4,307	(85)	(2)
Commercial	3,270	3,548	(278)	(8)
Industrial	1,747	1,808	(61)	(3)
Governmental	299	327	(28)	(9)
Total retail	9,538	9,990	(452)	(5)
Sales for resale:
Non-associated companies	3,628	852	2,776	326
Total	13,166	10,842	2,324	21

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Hurricane Zeta

In October 2020, Hurricane Zeta caused significant damage to portions of Entergy's service area in Louisiana, including New Orleans. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. Entergy is still assessing and developing an estimate of the total restoration costs for the repair and/or replacement of the infrastructure damaged by Hurricane Zeta. Entergy is considering all available avenues to recover storm-related costs from Hurricane Zeta, including accessing funded storm reserve escrows and securitization. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Results of Operations

Net Income

Third Quarter 2020 Compared to Third Quarter 2019

Net income decreased $5.5 million primarily due to lower volume/weather.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net income decreased $11.4 million primarily due to lower retail electric price and lower volume/weather.

Operating Revenues

Third Quarter 2020 Compared to Third Quarter 2019

Following is an analysis of the change in operating revenues comparing the third quarter 2020 to the third quarter 2019:

Amount
(In Millions)
2019 operating revenues	$194.2
Fuel, rider, and other revenues that do not significantly affect net income	(6.5)
Volume/weather	(5.6)
2020 operating revenues	$182.1

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The volume/weather variance is primarily due to a decrease of 122 GWh, or 7%, in billed electricity usage, including the effect of decreased commercial usage as a result of the COVID-19 pandemic, and the effect of unfavorable weather on commercial and residential sales. Entergy New Orleans continues to expect a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial customer class. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019:

Amount
(In Millions)
2019 operating revenues	$533.2
Fuel, rider, and other revenues that do not significantly affect net income	(28.8)
Retail electric price	(14.9)
Volume/weather	(10.8)
2020 operating revenues	$478.7

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

The volume/weather variance is primarily due to a decrease of 246 GWh, or 6%, in billed electricity usage, including the effect of decreased commercial and governmental usage as a result of the COVID-19 pandemic and the effect of less favorable weather on residential sales, partially offset by an increase in residential usage as a result of the COVID-19 pandemic. Entergy New Orleans continues to expect a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial customer class. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Other Income Statement Variances

Third Quarter 2020 Compared to Third Quarter 2019

Other operation and maintenance expenses increased primarily due to an increase of $2.7 million in energy efficiency costs, partially offset by a decrease of $1 million in loss provisions.

Other income decreased primarily due to a decrease in allowance for equity funds used during construction resulting from higher construction work in progress in 2019, including the New Orleans Power Station project.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Interest expense increased primarily due to the issuance of:

•$78 million of 3.00% Series mortgage bonds in March 2020;
•$62 million of 3.75% Series mortgage bonds in March 2020; and
•a $70 million term loan at 3.0% in December 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Other operation and maintenance expenses decreased primarily due to a decrease of $2.3 million in information technology costs primarily due to lower costs related to system conversion for Algiers customers and a decrease of $2 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services. The decrease was partially offset by an increase of $2.6 million in energy efficiency costs and an increase of $1.2 million in compensation and benefits costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges include regulatory credits recorded in the first quarter 2020 to reflect compliance with terms of the 2018 combined rate case resolution approved by the City Council in February 2020. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the rate case resolution.

Interest expense increased primarily due to the issuance of:

•a $70 million term loan at 3.0% in December 2019;
•$78 million of 3.00% Series mortgage bonds in March 2020; and
•$62 million of 3.75% Series mortgage bonds in March 2020.

Income Taxes

The effective income tax rate was 23.9% for the third quarter 2020. The difference in the effective income tax rate for the third quarter 2020 versus the federal statutory rate of 21% was primarily due to state income taxes and the provision for uncertain tax positions, partially offset by certain book and tax differences related to utility plant items and the amortization of excess accumulated deferred income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was 4.4% for the nine months ended September 30, 2020. The difference in the effective income tax rate for the nine months ended September 30, 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, book and tax differences related to the allowance for equity funds used during construction, and permanent differences related to income tax deductions for stock-based compensation, partially offset by state income taxes and the provision for uncertain tax positions. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,017	$19,677

Cash flow provided by (used in):
Operating activities	46,097	77,433
Investing activities	(169,565)	(136,817)
Financing activities	117,483	39,733
Net decrease in cash and cash equivalents	(5,985)	(19,651)

Cash and cash equivalents at end of period	$32	$26

Operating Activities

Net cash flow provided by operating activities decreased $31.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•the timing of recovery of fuel and purchased power costs;
•income tax payments of $3.3 million made in 2020 compared to income tax refunds of $4.9 million received in 2019, each in accordance with an intercompany income tax allocation agreement. The income tax refunds resulted from the utilization of Entergy New Orleans’s net operating loss;
•an increase of $4 million in interest paid in 2020; and
•the timing of collection of receivables from customers, in part due to the COVID-19 pandemic.

The decrease was partially offset by the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities increased $32.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•money pool activity;

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•an increase of $12 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy New Orleans’s distribution system, including increased spending on advanced metering infrastructure; and
•an increase of $2.9 million in facilities construction expenditures primarily due to a higher scope of work performed in 2020.

The increase was partially offset by:

•a decrease of $5.5 million in transmission construction expenditures primarily due to the timing of work performed in 2020 as compared to the same period in 2019; and
•a decrease of $0.7 million in non-nuclear generation construction expenditures primarily due to lower spending in 2020 on the New Orleans Power Station project, partially offset by higher spending in 2020 on the New Orleans Solar Station project.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $5.2 million for the nine months ended September 30, 2020 compared to decreasing $22 million for the nine months ended September 30, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $77.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the issuance of $78 million of 3.00% Series mortgage bonds and the issuance of $62 million of 3.75% Series mortgage bonds, each in March 2020. The increase was partially offset by money pool activity and an increase of repayments of $20 million on long-term credit borrowings in 2020.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased $5.1 million for the nine months ended September 30, 2020 compared to increasing by $46.3 million for the nine months ended September 30, 2019.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of $140 million of mortgage bonds in March 2020.

	September 30, 2020	December 31, 2019
Debt to capital	56.0%	53.1%
Effect of excluding securitization bonds	(1.8%)	(2.4%)
Debt to capital, excluding securitization bonds (a)	54.2%	50.7%
Effect of subtracting cash	—%	(0.3%)
Net debt to net capital, excluding securitization bonds (a)	54.2%	50.4%

(a)Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, long-term debt, including the currently maturing portion, and the long-term payable due to an

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

Entergy New Orleans is developing its capital investment plan for 2021 through 2023 and currently anticipates making $480 million in capital investments during that period. The preliminary estimate includes specific investments such as transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; system improvements; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
(In Thousands)
($5,089)	$5,191	($46,318)	$22,016

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2021. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of September 30, 2020, there were no cash borrowings and an $0.8 million letter of credit outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2020, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy New Orleans has $83 million in its storm reserve escrow account at September 30, 2020. As discussed in “COVID-19 Orders” below, the City Council has directed Entergy New Orleans to use approximately $15 million of its storm reserve escrow to fund the City Council Cares Program.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

New Orleans Power Station

As discussed in the Form 10-K, in June 2019, a state court judge in New Orleans affirmed the City Council’s approval of the New Orleans Power Station and dismissed the petition for judicial review of that decision that had been filed in April 2018. The petitioners have filed an appeal of that ruling. Also in June 2019, with regard to the lawsuit challenging the City Council’s decision on the basis of a violation of the open meetings law, the same state court judge in New Orleans ruled that there was a violation of the open meetings law at the February 2018 meeting of the City Council’s Utility Committee at which that Committee considered the New Orleans Power Station approval, and further ruled that, although there was no violation of the open meetings law at the March 2018 City Council meeting at which the New Orleans Power Station was approved, both the approval of the Utility Committee and the approval of the City Council were void. The City Council and Entergy New Orleans each filed a suspensive appeal of the open meetings law ruling. A suspensive appeal suspends the effect of the judgment in the open meetings law proceeding while the appeal is being taken. The petitioners sought in the state appellate court, and then at the Louisiana Supreme Court, to terminate the suspension of the effect of the judgment, but both courts declined to do so. Oral argument in both cases was heard in January 2020. In February 2020 the state appellate court reversed the lower court’s ruling that the City Council’s approval of the New Orleans Power Station was void due to a violation of the open meetings law at the City Council’s Utility Committee meeting in February 2018.  The state appellate court ruled that there was no violation of the open meetings law at the City Council meeting in March 2018 and that the lower court erred in voiding the City Council resolution approving the New Orleans Power Station.  In March 2020 the appellees in that proceeding filed a writ application with the Louisiana Supreme Court seeking review of the appellate court’s decision and several New Orleans-based organizations filed an amicus brief in support of the appellees’ writ application. Entergy New Orleans and the City Council each filed an opposition to the writ application in June 2020, and the City Council also filed its own writ application seeking reversal of the appellate court’s holding that there was a violation of the open meetings law at the February 2018 City Council’s Utility Committee meeting. In its writ application the City Council requested that the Louisiana Supreme Court deny the appellees’ writ application, and grant the City Council’s writ application only if the Supreme Court grants the appellees’ writ application. In April 2020 the state appellate court affirmed the district court’s judicial review decision that affirmed the City Council’s approval of the New Orleans Power Station as in the public interest. In June 2020 appellants in that case filed a writ application with the Louisiana Supreme Court seeking review and reversal of that appellate court ruling. In July 2020 the City Council and Entergy New Orleans each filed an opposition to appellants’ writ application in the judicial review case. Commercial operation of the plant commenced in May 2020. In accordance with the City Council resolution issued in the 2018 base rate case proceeding, Entergy New Orleans has been deferring the New Orleans Power Station non-fuel costs pending the conclusion of the appellate proceedings. In October 2020 the Louisiana Supreme Court denied all writ applications relating to the New Orleans Power Station. With those denials, Entergy New Orleans expects to begin recovering New Orleans Power Station costs in rates as early as November 2020.

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

Entergy New Orleans, LLC and Subsidiaries
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

2018 Base Rate Case Filing

See the Form 10-K for discussion of the electric and gas base rate case filed in September 2018. In response to the City Council’s November 2019 resolution in the rate case, Entergy New Orleans made a compliance filing in December 2019 and also filed timely a petition for appeal and judicial review and for stay of or injunctive relief alleging that the resolution is unlawful in failing to produce just and reasonable rates. A hearing on the requested injunction was scheduled in Civil District Court for February 2020, but by joint motion of the City Council and Entergy New Orleans, the Civil District Court issued an order for a limited remand to the City Council to consider a potential agreement in principle/stipulation at its February 20, 2020 meeting. On February 17, 2020, Entergy New Orleans filed with the City Council an agreement in principle between Entergy New Orleans and the City Council’s advisors. On February 20, 2020, the City Council voted to approve the proposed agreement in principle and issued a resolution modifying the required treatment of certain accumulated deferred income taxes. As a result of the agreement in principle, the total annual revenue requirement reduction will be approximately $45 million ($42 million electric, including $29 million in rider reductions; and $3 million gas). Entergy New Orleans fully implemented the new rates in April 2020. In accordance with the provisions of the agreement in principle approved by the City Council related to the 2020 formula rate plan filing, Entergy New Orleans anticipates moving forward with dismissal of its judicial review petition in the Civil District Court.

2020 Formula Rate Plan Filing

Entergy New Orleans’s first annual filing under the three-year formula rate plan approved by the City Council in November 2019 was originally due to be filed in April 2020. The authorized return on equity under the approved three-year formula rate plan is 9.35% for both electric and gas operations. The City Council approved several extensions of the deadline to allow additional time to assess the effects of the COVID-19 pandemic on the New Orleans community, Entergy New Orleans customers, and Entergy New Orleans itself. In October 2020 the City Council approved an agreement in principle filed by Entergy New Orleans that results in Entergy New Orleans foregoing its 2020 formula rate plan filing and shifting the three-year formula rate plan to filings in 2021, 2022, and 2023. Key provisions of the agreement in principle include: changing the lower of actual equity ratio or 50% equity ratio approved in the rate case to a hypothetical capital structure of 51% equity and 49% debt for the duration of the three-year formula rate plan; changing the 2% depreciation rate for the New Orleans Power Station approved in the rate case to 3%; retention of over-recovery of $2.2 million in rider revenues; recovery of $1.4 million of certain rate case expenses outside of the earnings band; recovery of the New Orleans Solar Station costs upon commercial operation; and Entergy New Orleans’s dismissal of its 2018 rate case appeal.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

COVID-19 Orders

In March 2020, Entergy New Orleans voluntarily suspended customer disconnections for non-payment of utility bills through May 2020. Subsequently, the City Council ordered that the moratorium be extended to August 1, 2020. In May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. While the City Council moratorium on customer disconnections has expired, Entergy New Orleans has not yet resumed disconnections and continues to defer the associated costs. As of September 30, 2020, Entergy New Orleans recorded a regulatory asset of $8.4 million for costs associated with the COVID-19 pandemic.

In June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding, currently being held in escrow, and approximately $15 million of non-securitized storm reserves to fund this program, which is intended to provide temporary bill relief to customers who become unemployed during the COVID-19 pandemic. The program became effective July 1, 2020, and offers qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits. As of September 30, 2020, credits of $1.9 million have been applied to customer bills under the City Council Cares Program.

Renewable Portfolio Standard Rulemaking

As discussed in the Form 10-K, in March 2019 the City Council initiated a rulemaking proceeding to consider whether to establish a renewable portfolio standard. In March 2020 the City Council’s Utility Committee recommended a resolution for approval by the City Council that directed the City Council advisors to work toward development of a rule for enacting a Renewable and Clean Portfolio Standard. The four components of the Renewable and Clean Portfolio Standard that the City Council expressed a desire to implement are: (1) a mandatory requirement that Entergy New Orleans achieve 100% net zero carbon emissions by 2040; (2) reliance on renewable energy credits purchased without the associated energy for compliance with the standard being phased out over the ten-year period from 2040 to 2050; (3) no carbon-emitting resources in the portfolio of resources Entergy New Orleans uses to serve New Orleans by 2050; and (4) a mechanism to limit costs in any one plan year to no more than one percent of plan year total utility retail sales revenues. The City Council adopted the Utility Committee resolution in April 2020. The first technical meeting of the parties occurred in June 2020; a second technical meeting occurred in July 2020. In August 2020 the City Council advisors issued a final draft of the rules for review and comment from the parties before final rules are proposed for consideration by the City Council. Entergy New Orleans filed comments in September and October 2020. A City Council decision is expected in December 2020.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$169,512	$176,738	$427,842	$464,773
Natural gas	12,552	17,466	50,867	68,418
TOTAL	182,064	194,204	478,709	533,191

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	15,051	27,013	59,382	84,963
Purchased power	66,868	68,091	181,320	195,721
Other operation and maintenance	34,872	32,755	94,702	95,305
Taxes other than income taxes	15,455	15,142	44,303	41,819
Depreciation and amortization	16,134	14,756	46,835	43,146
Other regulatory charges - net	1,362	7,571	152	9,716
TOTAL	149,742	165,328	426,694	470,670

OPERATING INCOME	32,322	28,876	52,015	62,521

OTHER INCOME
Allowance for equity funds used during construction	910	2,793	5,443	7,769
Interest and investment income	13	109	109	352
Miscellaneous - net	(600)	(1,019)	(1,170)	(3,467)
TOTAL	323	1,883	4,382	4,654

INTEREST EXPENSE
Interest expense	7,529	6,046	21,804	18,001
Allowance for borrowed funds used during construction	(438)	(1,115)	(2,618)	(3,102)
TOTAL	7,091	4,931	19,186	14,899

INCOME BEFORE INCOME TAXES	25,554	25,828	37,211	52,276

Income taxes	6,104	920	1,646	5,342

NET INCOME	$19,450	$24,908	$35,565	$46,934

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$35,565	$46,934
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	46,835	43,146
Deferred income taxes, investment tax credits, and non-current taxes accrued	10,382	20,427
Changes in assets and liabilities:
Receivables	(10,892)	(14,741)
Fuel inventory	190	(374)
Accounts payable	1,841	(11,654)
Taxes accrued	(2,283)	242
Interest accrued	(335)	14
Deferred fuel costs	(5,629)	8,328
Other working capital accounts	(14,122)	(8,737)
Provisions for estimated losses	1,356	1,423
Other regulatory assets	2,196	(14,435)
Other regulatory liabilities	(13,389)	(15,371)
Pension and other postretirement liabilities	(10,373)	(5,784)
Other assets and liabilities	4,755	28,015
Net cash flow provided by operating activities	46,097	77,433

INVESTING ACTIVITIES
Construction expenditures	(174,011)	(162,177)
Allowance for equity funds used during construction	5,443	7,769
Payment for purchase of assets	(1,584)	—
Changes in money pool receivable - net	5,191	22,016
Payments to storm reserve escrow account	(428)	(1,382)
Changes in securitization account	(4,176)	(3,043)
Net cash flow used in investing activities	(169,565)	(136,817)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	138,930	—
Retirement of long-term debt	(25,616)	(5,420)
Change in money pool payable - net	5,089	46,318
Other	(920)	(1,165)
Net cash flow provided by financing activities	117,483	39,733

Net decrease in cash and cash equivalents	(5,985)	(19,651)
Cash and cash equivalents at beginning of period	6,017	19,677
Cash and cash equivalents at end of period	$32	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$21,203	$17,211
Income taxes	$3,332	($4,899)

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$32	$26
Temporary cash investments	—	5,991
Total cash and cash equivalents	32	6,017
Securitization recovery trust account	6,165	1,989
Accounts receivable:
Customer	67,572	48,265
Allowance for doubtful accounts	(12,025)	(3,226)
Associated companies	2,448	6,280
Other	5,630	7,378
Accrued unbilled revenues	26,226	25,453
Total accounts receivable	89,851	84,150
Deferred fuel costs	711	—
Fuel inventory - at average cost	1,730	1,920
Materials and supplies - at average cost	15,609	13,522
Prepayments and other	5,806	4,846
TOTAL	119,904	112,444

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	83,033	82,605
TOTAL	84,049	83,621

UTILITY PLANT
Electric	1,712,743	1,467,215
Natural gas	330,021	311,432
Construction work in progress	74,915	201,829
TOTAL UTILITY PLANT	2,117,679	1,980,476
Less - accumulated depreciation and amortization	740,115	715,406
UTILITY PLANT - NET	1,377,564	1,265,070

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $38,969 as of September 30, 2020 and $49,542 as of December 31, 2019)	257,167	259,363
Other	20,975	10,720
TOTAL	282,222	274,163

TOTAL ASSETS	$1,863,739	$1,735,298

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$25,000	$25,000
Payable due to associated company	1,838	1,838
Accounts payable:
Associated companies	46,266	43,222
Other	35,789	43,963
Customer deposits	28,092	28,493
Taxes accrued	2,019	4,302
Interest accrued	6,581	6,916
Deferred fuel costs	—	4,918
Current portion of unprotected excess accumulated deferred income taxes	3,296	9,470
Other	5,301	15,827
TOTAL	154,182	183,949

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	368,411	354,536
Accumulated deferred investment tax credits	2,085	2,131
Regulatory liability for income taxes - net	46,771	49,090
Asset retirement cost liabilities	3,705	3,522
Accumulated provisions	89,898	88,542
Long-term debt (includes securitization bonds of $47,207 as of September 30, 2020 and $52,641 as of December 31, 2019)	635,465	521,539
Long-term payable due to associated company	12,529	12,529
Other	17,549	21,881
TOTAL	1,176,413	1,053,770

Commitments and Contingencies

EQUITY
Member's equity	533,144	497,579
TOTAL	533,144	497,579

TOTAL LIABILITIES AND EQUITY	$1,863,739	$1,735,298

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2018	$444,950

Net income	9,023
Balance at March 31, 2019	453,973

Net income	13,003
Balance at June 30, 2019	466,976

Net income	24,908
Balance at September 30, 2019	$491,884

Balance at December 31, 2019	$497,579

Net income	11,186
Balance at March 31, 2020	508,765

Net income	4,929
Balance at June 30, 2020	513,694

Net income	19,450
Balance at September 30, 2020	$533,144

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$83	$82	$1	1
Commercial	51	56	(5)	(9)
Industrial	7	9	(2)	(22)
Governmental	17	19	(2)	(11)
Total billed retail	158	166	(8)	(5)
Sales for resale:
Non-associated companies	9	7	2	29
Other	2	4	(2)	(50)
Total	$169	$177	($8)	(5)

Billed Electric Energy Sales (GWh):
Residential	773	793	(20)	(3)
Commercial	564	645	(81)	(13)
Industrial	120	124	(4)	(3)
Governmental	211	228	(17)	(7)
Total retail	1,668	1,790	(122)	(7)
Sales for resale:
Non-associated companies	588	364	224	62
Total	2,256	2,154	102	5

	Nine Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$188	$192	($4)	(2)
Commercial	132	156	(24)	(15)
Industrial	18	24	(6)	(25)
Governmental	44	54	(10)	(19)
Total billed retail	382	426	(44)	(10)
Sales for resale:
Non-associated companies	27	26	1	4
Other	19	13	6	46
Total	$428	$465	($37)	(8)

Billed Electric Energy Sales (GWh):
Residential	1,794	1,821	(27)	(1)
Commercial	1,500	1,686	(186)	(11)
Industrial	328	326	2	1
Governmental	572	607	(35)	(6)
Total retail	4,194	4,440	(246)	(6)
Sales for resale:
Non-associated companies	1,662	1,353	309	23
Total	5,856	5,793	63	1

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the COVID-19 pandemic.

Hurricane Laura

In August 2020, Hurricane Laura caused extensive damage to Entergy Texas’s service area. The storm resulted in power outages and significant damage primarily to distribution and transmission infrastructure. Total restoration costs for the repair and/or replacement of Entergy Texas’s electric facilities damaged by Hurricane Laura are currently estimated to be in the range of $230 million to $260 million. Entergy Texas is considering all available avenues to recover storm-related costs from Hurricane Laura, including securitization. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Entergy Texas has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy Texas recorded corresponding regulatory assets of approximately $40 million and construction work in progress of approximately $190 million. Entergy Texas recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. There are well established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy Texas has not gone through the regulatory process regarding these storm costs, there is an element of risk, and Entergy Texas is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Hurricane Delta

In October 2020, Hurricane Delta caused significant damage to Entergy Texas’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Texas’s electric facilities in areas with damage from Hurricane Delta are currently estimated to be in the range of $40 million to $50 million. Entergy Texas is considering all available avenues to recover storm-related costs from Hurricane Delta, including securitization. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Results of Operations

Net Income

Third Quarter 2020 Compared to Third Quarter 2019

Net income increased $18.9 million primarily due to lower other operation and maintenance expenses, higher retail electric price, lower taxes other than income taxes, and higher other income, partially offset by higher depreciation and amortization expenses.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net income increased $38.2 million primarily due to higher retail electric price, higher other income, lower other operation and maintenance expenses, a lower effective income tax rate, after excluding the effect of the return of unprotected excess accumulated deferred income taxes to customers which is offset in income taxes, and lower taxes other than income taxes, partially offset by higher depreciation and amortization expenses.

Operating Revenues

Third Quarter 2020 Compared to Third Quarter 2019

Following is an analysis of the change in operating revenues comparing the third quarter 2020 to the third quarter 2019:

Amount
(In Millions)
2019 operating revenues	$442.9
Fuel, rider, and other revenues that do not significantly affect net income	27.6
Return of unprotected excess accumulated deferred income taxes to customers	20.9
Retail electric price	5.6
Volume/weather	(2.1)
2020 operating revenues	$494.9

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018. In third quarter 2020, $10 million was returned to customers as compared to $30.9 million in third quarter 2019. There is no effect on net income as the reduction in operating revenues is offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an increase in the transmission cost recovery factor rider effective January 2020. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the transmission cost recovery factor rider filing.

The volume/weather variance is primarily due to a decrease in usage during the unbilled sales period and decreased commercial and industrial usage as a result of the COVID-19 pandemic. Entergy Texas continues to expect a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019:

Amount
(In Millions)
2019 operating revenues	$1,146.9
Fuel, rider, and other revenues that do not significantly affect net income	(15.1)
Return of unprotected excess accumulated deferred income taxes to customers	51.2
Retail electric price	21.7
Volume/weather	1.8
2020 operating revenues	$1,206.5

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018. In the nine months ended September 30, 2020, $22.3 million was returned to customers as compared to $73.5 million in the nine months ended September 30, 2019. There is no effect on net income as the reduction in operating revenues is offset by a reduction in income tax expense. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to an increase in the transmission cost recovery factor rider effective January 2020. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the transmission cost recovery factor rider filing.

The volume/weather variance is primarily due to an increase in residential usage as a result of the COVID-19 pandemic, partially offset by the effect of less favorable weather on residential sales and decreased commercial usage as a result of the COVID-19 pandemic. Entergy Texas continues to expect a decline in sales volume during 2020 due to the COVID-19 pandemic, especially in the commercial and industrial customer classes. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic.

Other Income Statement Variances

Third Quarter 2020 Compared to Third Quarter 2019

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $3.2 million in non-nuclear generation expenses primarily due to a lower scope of work performed in 2020 as compared to the same period in 2019, including a delay in plant outages as a result of the COVID-19 pandemic;
•a decrease of $1.4 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services;

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•a decrease of $1.1 million in vegetation management costs; and
•several individually insignificant items.

Taxes other than income taxes decreased primarily due to a decrease in ad valorem taxes resulting from a millage decrease and a change in estimated property assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Montgomery County Power Station project.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Other operation and maintenance expenses decreased primarily due to:

•a decrease of $8.9 million in non-nuclear generation expenses primarily due to a lower scope of work done during plant outages in 2020 as compared to the same period in 2019, including a delay in plant outages as a result of the COVID-19 pandemic;
•a decrease of $3.3 million primarily due to contract costs in 2019 related to initiatives to explore new customer products and services; and
•a decrease of $1.5 million in energy efficiency costs due to the timing of recovery from customers.

The decrease was partially offset by an increase of $2.7 million in distribution operations costs primarily due to higher contract costs for meter services.

Taxes other than income taxes decreased primarily due to a decrease in ad valorem taxes resulting from a millage decrease and a change in estimated property assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Montgomery County Power Station project.

Income Taxes

The effective income tax rate was 10.9% for the third quarter 2020. The difference in the effective income tax rate for the third quarter 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and book and tax differences related to the allowance for equity funds used during construction. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
The effective income tax rate was 5.3% for the nine months ended September 30, 2020. The difference in the effective income tax rate for the nine months ended September 30, 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, book and tax differences related to the allowance for equity funds used during construction, permanent differences related to income tax deductions for stock-based compensation, and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for a discussion of the income tax deductions for stock-based compensation.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$12,929	$56

Cash flow provided by (used in):
Operating activities	294,253	174,881
Investing activities	(657,427)	(603,077)
Financing activities	350,279	520,418
Net increase (decrease) in cash and cash equivalents	(12,895)	92,222

Cash and cash equivalents at end of period	$34	$92,278

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities increased $119.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the timing of recovery of fuel and purchased power costs and a decrease in the return of unprotected excess accumulated deferred income taxes to customers. The increase was partially offset by the timing of collection of receivables from customers, in part due to the COVID-19 pandemic. See Note 2 to the financial statements in the Form 10-K and Note 10 to the financial statements herein for a discussion of the effects and the regulatory activity regarding the Tax Cuts and Jobs Act.

Investing Activities

Net cash flow used in investing activities increased $54.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•an increase of $68.1 million in distribution construction expenditures, primarily due to investment in the reliability and infrastructure of Entergy Texas’s distribution system, including increased spending on advanced metering infrastructure;
•an increase of $62 million in transmission construction expenditures primarily due to a higher scope of work performed in 2020 as compared to 2019; and
•an increase of $17.4 million in storm spending in 2020, primarily due to Hurricane Laura restoration efforts.

The increase was partially offset by a decrease of $66.5 million in non-nuclear generation construction expenditures primarily due to the Montgomery County Power Station in 2020 as compared to 2019 and money pool activity.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased $11.2 million for the nine months ended September 30, 2020 compared to increasing $8.3 million for the nine months ended September 30, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $170.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to:

•the issuances of $300 million of 4.0% Series mortgage bonds and $400 million of 4.5% Series mortgage bonds, each in January 2019;
•the issuance of $300 million of 3.55% Series mortgage bonds in September 2019; and
•the issuance of $35 million aggregate liquidation value 5.375% Series A preferred stock in September 2019.

The decrease was partially offset by:

•the repayment, at maturity, of $500 million of 7.125% Series mortgage bonds in February 2019;
•the issuance of $175 million of 3.55% Series mortgage bonds in March 2020;
•an increase of $87.5 million in capital contributions received from Entergy Corporation in anticipation of upcoming expenditures, including Montgomery County Power Station; and
•money pool activity.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $54.2 million for the nine months ended September 30, 2020 compared to decreasing $22.4 million for the nine months ended September 30, 2019.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Texas is primarily due to the $175 million capital contribution received from Entergy Corporation in March 2020 and net income in 2020, partially offset by the issuance of $175 million of mortgage bonds in March 2020.

	September 30, 2020	December 31, 2019
Debt to capital	48.9%	51.7%
Effect of excluding the securitization bonds	(1.7%)	(2.8%)
Debt to capital, excluding securitization bonds (a)	47.2%	48.9%
Effect of subtracting cash	—%	(0.2%)
Net debt to net capital, excluding securitization bonds (a)	47.2%	48.7%

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

Entergy Texas has experienced negative changes during 2020 to its customer payment patterns and its operating cash flow activity due to the COVID-19 pandemic, and expects them to continue throughout 2020. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the COVID-19 pandemic. Despite the effects of the pandemic on financial markets Entergy Texas issued $775 million of long-term mortgage bonds since March 2020. Additional discussion of Entergy Texas’s liquidity and capital resources follows.

Entergy Texas is developing its capital investment plan for 2021 through 2023 and currently anticipates making $2.2 billion in capital investments during that period. The preliminary estimate includes specific investments such as the Montgomery County Power Station and the Liberty County Solar Facility; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including advanced meters and related investments; system improvements; software and security; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements,

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
(In Thousands)
($54,229)	$11,181	$8,299	($22,389)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in September 2024.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of September 30, 2020, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2020, $27.2 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Liberty County Solar Facility

In September 2020, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to acquire the 100 MW Liberty County Solar Facility and a determination that Entergy Texas’s acquisition of the facility through a tax equity partnership is in the public interest. The application is currently pending before the PUCT with a resolution anticipated by September 2021.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Distribution Cost Recovery Factor (DCRF) Rider

In March 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect approximately $23.6 million annually, or $20.4 million in incremental annual DCRF revenue beyond Entergy Texas’s currently effective DCRF rider from Entergy Texas’s retail customers based on its capital invested in distribution between January 1, 2019 and December 31, 2019. In May and June 2020 intervenors filed testimony recommending reductions in Entergy Texas’s annual revenue requirement of approximately $0.3 million and $4.1 million. In June 2020, the parties agreed to waive the hearing on the merits. The parties briefed the contested issues in this matter and a proposal for decision was issued in September 2020 recommending a $4.1 million revenue reduction related to non-Advanced Metering System meters included in the DCRF calculation. The parties filed exceptions to the proposal for decision and replies to those exceptions in September 2020. In October 2020 the PUCT issued a final order approving a $16.3 million incremental annual DCRF revenue increase.

In October 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $26.3 million annually, or $6.8 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between January 1, 2020 and August 31, 2020.

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

In October 2020, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $51 million annually, or $31.6 million in incremental annual revenues beyond Entergy Texas’s currently effective TCRF rider based on its capital invested in transmission between July 1, 2019 and August 31, 2020.

Fuel and purchased power recovery

In September 2019, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period from April 2016 through March 2019. During the reconciliation period, Entergy Texas incurred approximately $1.6 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimated an under-recovery balance of approximately $25.8 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2019. In March 2020 an intervenor filed testimony proposing that the PUCT disallow: (1) $2 million in replacement power costs associated with generation outages during the reconciliation period; and (2) $24.4 million associated with the operation of the Spindletop natural gas storage facility during the reconciliation period.  In April 2020, Entergy Texas filed rebuttal testimony refuting all points raised by the intervenor. In June 2020 the parties filed a stipulation and settlement agreement, which included a $1.2 million disallowance not associated with any particular issue raised by any party. The PUCT approved the settlement in August 2020.

In July 2020, Entergy Texas filed an application with the PUCT to implement an interim fuel refund of $25.5 million, including interest. Entergy Texas proposes that the interim fuel refund be implemented beginning with the first August 2020 billing cycle over a three-month period for smaller customers and in a lump sum amount in the billing month of August 2020 for transmission-level customers. The interim fuel refund was approved in July 2020, and Entergy Texas began refunds in August 2020.

COVID-19 Orders

In March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of COVID-19. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. While the PUCT moratorium on disconnections has expired, Entergy Texas has not yet resumed disconnections and continues to defer the associated costs. As of September 30, 2020, Entergy Texas recorded a regulatory asset of $8.7 million for costs associated with the COVID-19 pandemic.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Generation Rider

In October 2020, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its capital investment in the Montgomery County Power Station. In October 2020 the administrative law judge set a procedural schedule that will result in an administrative approval of Entergy Texas’s application in December 2020 if it is unopposed by parties to the proceeding.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$494,922	$442,877	$1,206,452	$1,146,931

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	96,902	64,211	186,038	129,285
Purchased power	139,204	151,965	383,346	463,966
Other operation and maintenance	60,423	69,937	179,883	190,989
Taxes other than income taxes	15,642	20,870	55,438	60,773
Depreciation and amortization	45,195	38,722	131,596	113,071
Other regulatory charges - net	29,250	27,662	69,342	66,574
TOTAL	386,616	373,367	1,005,643	1,024,658

OPERATING INCOME	108,306	69,510	200,809	122,273

OTHER INCOME
Allowance for equity funds used during construction	10,875	7,454	33,117	18,948
Interest and investment income	203	486	975	2,542
Miscellaneous - net	2,061	115	924	980
TOTAL	13,139	8,055	35,016	22,470

INTEREST EXPENSE
Interest expense	22,648	21,379	68,643	63,992
Allowance for borrowed funds used during construction	(4,673)	(3,534)	(14,231)	(9,370)
TOTAL	17,975	17,845	54,412	54,622

INCOME BEFORE INCOME TAXES	103,470	59,720	181,413	90,121

Income taxes	11,306	(13,504)	9,674	(43,381)

NET INCOME	92,164	73,224	171,739	133,502

Preferred dividend requirements	470	110	1,411	110

EARNINGS APPLICABLE TO COMMON STOCK	$91,694	$73,114	$170,328	$133,392

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$171,739	$133,502
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	131,596	113,071
Deferred income taxes, investment tax credits, and non-current taxes accrued	37,072	21,898
Changes in assets and liabilities:
Receivables	(55,059)	21,578
Fuel inventory	(1,726)	(1,476)
Accounts payable	15,542	(58,792)
Taxes accrued	(12,623)	3,545
Interest accrued	(7,855)	(11,478)
Deferred fuel costs	61,995	(6,588)
Other working capital accounts	(8,382)	(13,740)
Provisions for estimated losses	(69)	(3,470)
Other regulatory assets	42,904	63,793
Other regulatory liabilities	(39,791)	(83,674)
Pension and other postretirement liabilities	(18,179)	(7,209)
Other assets and liabilities	(22,911)	3,921
Net cash flow provided by operating activities	294,253	174,881

INVESTING ACTIVITIES
Construction expenditures	(703,650)	(622,342)
Allowance for equity funds used during construction	33,117	19,029
Payment for purchase of assets	(4,931)	—
Changes in money pool receivable - net	11,181	(8,299)
Changes in securitization account	6,856	8,535
Net cash flow used in investing activities	(657,427)	(603,077)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	344,110	986,477
Retirement of long-term debt	(216,266)	(563,246)
Capital contribution from parent	175,000	87,500
Proceeds from issuance of preferred stock	—	33,486
Change in money pool payable - net	54,229	(22,389)
Preferred stock dividends paid	(1,594)	—
Other	(5,200)	(1,410)
Net cash flow provided by financing activities	350,279	520,418

Net increase (decrease) in cash and cash equivalents	(12,895)	92,222
Cash and cash equivalents at beginning of period	12,929	56
Cash and cash equivalents at end of period	$34	$92,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$75,129	$73,752
Income taxes	$8,331	$2,292

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$34	$25
Temporary cash investments	—	12,904
Total cash and cash equivalents	34	12,929
Securitization recovery trust account	30,864	37,720
Accounts receivable:
Customer	116,531	59,365
Allowance for doubtful accounts	(10,629)	(471)
Associated companies	17,282	24,001
Other	8,286	17,050
Accrued unbilled revenues	62,401	50,048
Total accounts receivable	193,871	149,993
Fuel inventory - at average cost	49,319	47,593
Materials and supplies - at average cost	50,701	46,056
Prepayments and other	24,624	21,012
TOTAL	349,413	315,303

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	364	396
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,667	20,077
TOTAL	20,407	20,849

UTILITY PLANT
Electric	5,705,892	5,199,027
Construction work in progress	1,003,217	760,354
TOTAL UTILITY PLANT	6,709,109	5,959,381
Less - accumulated depreciation and amortization	1,840,542	1,770,852
UTILITY PLANT - NET	4,868,567	4,188,529

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $98,347 as of September 30, 2020 and $160,375 as of December 31, 2019)	469,744	512,648
Other	62,534	33,393
TOTAL	532,278	546,041

TOTAL ASSETS	$5,770,665	$5,070,722

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$200,000	$—
Accounts payable:
Associated companies	107,215	58,055
Other	325,265	188,460
Customer deposits	38,755	40,232
Taxes accrued	37,085	49,708
Interest accrued	11,137	18,992
Current portion of unprotected excess accumulated deferred income taxes	28,827	26,552
Deferred fuel costs	74,996	13,001
Other	12,387	10,521
TOTAL	835,667	405,521

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	634,679	585,413
Accumulated deferred investment tax credits	10,096	10,559
Regulatory liability for income taxes - net	189,066	225,980
Other regulatory liabilities	36,933	42,085
Asset retirement cost liabilities	7,952	7,631
Accumulated provisions	8,039	8,108
Long-term debt (includes securitization bonds of $139,295 as of September 30, 2020 and $205,349 as of December 31, 2019)	1,847,749	1,922,956
Other	55,769	63,062
TOTAL	2,790,283	2,865,794

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2020 and 2019	49,452	49,452
Paid-in capital	955,162	780,182
Retained earnings	1,105,101	934,773
Total common shareholder's equity	2,109,715	1,764,407
Preferred stock without sinking fund	35,000	35,000
TOTAL	2,144,715	1,799,407

TOTAL LIABILITIES AND EQUITY	$5,770,665	$5,070,722

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2018	$—	$49,452	$596,994	$775,956	$1,422,402

Net income	—	—	—	21,342	21,342
Balance at March 31, 2019	—	49,452	596,994	797,298	1,443,744

Net income	—	—	—	38,936	38,936
Balance at June 30, 2019	—	49,452	596,994	836,234	1,482,680

Net income	—	—	—	73,224	73,224
Capital contribution from parent	—	—	87,500	—	87,500
Preferred stock issuance	35,000	—	(1,514)	—	33,486
Preferred stock dividends	—	—	—	(110)	(110)
Balance at September 30, 2019	$35,000	$49,452	$682,980	$909,348	$1,676,780

Balance at December 31, 2019	$35,000	$49,452	$780,182	$934,773	$1,799,407

Net income	—	—	—	32,707	32,707
Capital contribution from parent	—	—	175,000	—	175,000
Preferred stock dividends	—	—	—	(470)	(470)
Balance at March 31, 2020	35,000	49,452	955,182	967,010	2,006,644

Net income	—	—	—	46,868	46,868
Preferred stock dividends	—	—	—	(471)	(471)
Other	—	—	(10)	—	(10)
Balance at June 30, 2020	35,000	49,452	955,172	1,013,407	2,053,031

Net income	—	—	—	92,164	92,164
Preferred stock dividends	—	—	—	(470)	(470)
Other	—	—	(10)	—	(10)
Balance at September 30, 2020	$35,000	$49,452	$955,162	$1,105,101	$2,144,715

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$221	$216	$5	2
Commercial	101	95	6	6
Industrial	93	101	(8)	(8)
Governmental	6	5	1	20
Total billed retail	421	417	4	1
Sales for resale:
Associated companies	13	14	(1)	(7)
Non-associated companies	55	2	53	2,650
Other	6	10	(4)	(40)
Total	$495	$443	$52	12

Billed Electric Energy Sales (GWh):
Residential	2,070	1,994	76	4
Commercial	1,276	1,365	(89)	(7)
Industrial	2,060	2,219	(159)	(7)
Governmental	69	69	—	—
Total retail	5,475	5,647	(172)	(3)
Sales for resale:
Associated companies	331	372	(41)	(11)
Non-associated companies	407	148	259	175
Total	6,213	6,167	46	1

	Nine Months Ended		Increase/
	2020	2019	(Decrease)	%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$514	$510	$4	1
Commercial	269	255	14	5
Industrial	280	279	1	—
Governmental	17	16	1	6
Total billed retail	1,080	1,060	20	2
Sales for resale:
Associated companies	30	42	(12)	(29)
Non-associated companies	59	6	53	883
Other	37	39	(2)	(5)
Total	$1,206	$1,147	$59	5

Billed Electric Energy Sales (GWh):
Residential	4,782	4,662	120	3
Commercial	3,309	3,533	(224)	(6)
Industrial	5,970	5,999	(29)	—
Governmental	195	194	1	1
Total retail	14,256	14,388	(132)	(1)
Sales for resale:
Associated companies	895	1,157	(262)	(23)
Non-associated companies	717	300	417	139
Total	15,868	15,845	23	—

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

Results of Operations

Net Income

Third Quarter 2020 Compared to Third Quarter 2019

Net income increased $6 million primarily due to the increase in operating revenues resulting from changes in rate base and provisions against revenue recorded in the third quarter 2019 in connection with the return on equity complaint against System Energy. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the return on equity complaint against System Energy.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net income increased $15.5 million primarily due to:

•provisions against revenue recorded in 2019 in connection with the return on equity complaint against System Energy. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the return on equity complaint against System Energy;
•the increase in operating revenues resulting from changes in rate base; and
•an increase in the allowance for equity funds used during construction resulting from increased capital spending in 2020 including the scheduled 2020 Grand Gulf refueling outage.

Income Taxes

The effective income tax rate was 22.1% for the third quarter 2020. The difference in the effective income tax rate for the third quarter 2020 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 19.7% for the nine months ended September 30, 2020. The difference in the effective income tax rate for the nine months ended September 30, 2020 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items, book and tax differences related to the allowance for equity funds used during construction, and permanent differences related to income tax deductions for stock-based compensation, partially offset by state income taxes. See Note 10 to the financial statements herein for discussion of the income tax deductions for stock-based compensation.

The effective income tax rate was 17.3% for the third quarter 2019. The difference in the effective income tax rate for the third quarter 2019 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

The effective income tax rate was 11.6% for the nine months ended September 30, 2019. The difference in the effective income tax rate for the nine months ended September 30, 2019 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements in the Form 10-K contains additional discussion of the effect of the Tax Act on 2019, 2018, and 2017 results of operations and financial position, the provisions of the Tax Act, and the uncertainties associated with accounting for the Tax Act, and Note 10 to the financial statements herein contains updates to that discussion. Note 2 to the financial statements herein and in the Form 10-K contains a discussion of the regulatory proceedings that have considered the effects of the Tax Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2020 and 2019 were as follows:

	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$68,534	$95,685

Cash flow provided by (used in):
Operating activities	159,300	224,675
Investing activities	(179,267)	15,896
Financing activities	(36,636)	(171,931)
Net increase (decrease) in cash and cash equivalents	(56,603)	68,640

Cash and cash equivalents at end of period	$11,931	$164,325

Operating Activities

Net cash flow provided by operating activities decreased $65.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in spending of $36.9 million on nuclear refueling outages in 2020 as compared to the same period in 2019 and timing of payments to vendors.

Investing Activities

System Energy’s investing activities used $179.3 million of cash for the nine months ended September 30, 2020 compared to providing $15.9 million of cash for the nine months ended September 30, 2019 primarily due to:

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
•an increase of $90.3 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•an increase of $78.8 million in nuclear construction expenditures as a result of spending in 2020 on Grand Gulf outage projects and upgrades; and
•money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $58.3 million for the nine months ended September 30, 2020 compared to decreasing by $92.3 million for the nine months ended September 30, 2019. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased by $135.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the following activity:

•net long-term borrowings of $44.1 million in 2020 compared to net repayments of long-term borrowings of $60.3 million in 2019 on the nuclear fuel company variable interest entity’s credit facility; and
•a decrease of $29.8 million in common stock dividends and distributions in 2020 in order to maintain System Energy’s capital structure.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to borrowings in 2020 on the nuclear fuel company variable interest entity’s credit facility.

	September 30, 2020	December 31, 2019
Debt to capital	45.1%	43.5%
Effect of subtracting cash	(0.5%)	(3.3%)
Net debt to net capital	44.6%	40.2%

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

System Energy seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the capital structure.  To the extent that operating cash flows are insufficient to support planned investments, System Energy may issue incremental debt or reduce dividends, or both, to maintain its capital structure. In addition, System Energy may receive equity contributions to maintain its capital structure for certain circumstances that would materially alter the capital structure if financed entirely with debt and reduced dividends.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of System Energy’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

System Energy is developing its capital investment plan for 2021 through 2023 and currently anticipates making $430 million in capital investments during that period. The preliminary estimate includes amounts associated with specific investments and initiatives such as investments in Grand Gulf.

System Energy’s receivables from the money pool were as follows:

September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
(In Thousands)
$1,021	$59,298	$14,775	$107,122

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in September 2022. As of September 30, 2020, $75.7 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
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

The parties and FERC trial staff filed final rounds of testimony in August 2020. The hearing occurred in late-September through early-October 2020, and the initial decision is due in February 2021.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
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

In August 2019 the FERC trial staff filed direct and answering testimony seeking refunds for rate base reductions for the liabilities associated with uncertain tax positions. The FERC trial staff also argued that System Energy recovered $32 million more than it should have in depreciation expense for capital additions. In September 2019, System Energy filed cross-answering testimony disputing the FERC trial staff’s arguments for refunds, stating that the FERC trial staff’s position regarding depreciation rates for capital additions is not unreasonable, but explaining that any change in depreciation expense is only one element of a Unit Power Sales Agreement re-billing calculation. Adjustments to depreciation expense in any re-billing under the Unit Power Sales Agreement formula rate will also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed. In October 2019 the LPSC filed rebuttal testimony increasing the amount of refunds sought for the liabilities associated with uncertain tax positions.  The LPSC seeks approximately $512 million, plus interest, which is approximately $185 million through September 30, 2020.  The FERC trial staff also filed rebuttal testimony in which it seeks refunds of a similar amount as the LPSC for the liabilities associated with uncertain tax positions.  The LPSC testimony also argued that adjustments to depreciation rates should affect rate base on a prospective basis only.

A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through September 30, 2020, is approximately $422 million, plus interest, which is approximately $106 million through September 30, 2020. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through September 30, 2020.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. The ALJ in the initial decision acknowledges that these are issues of first impression before the FERC. In June 2020, System Energy, the LPSC, and the FERC trial staff filed briefs on exceptions, challenging several of the initial decision’s findings. System Energy’s brief on exceptions challenged the initial decision’s limitations on recovery of the lease renewal payments, its proposed rate base refund for the liabilities associated with uncertain tax positions, and its proposal to asymmetrically treat interest on bill corrections for depreciation expense adjustments. The LPSC’s and the FERC trial staff’s briefs on exceptions each challenged the initial decision’s allowance for recovery of the cost of service associated with the

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
lease renewal based on the remaining net book value of the leased assets, its calculation of the remaining net book value of the leased assets, and the amount of the initial decision’s proposed rate base refund for the liabilities associated with uncertain tax positions. The LPSC’s brief on exceptions also challenged the initial decision’s proposal that depreciation expense adjustments include retroactive adjustments to rate base and its finding that section 203 of the Federal Power Act did not apply to the lease renewal. The FERC trial staff’s brief on exceptions also challenged the initial decision’s finding that the FERC need not institute a formal investigation into System Energy’s tariff. In October 2020, System Energy, the LPSC, the MPSC, the APSC, and the City Council filed briefs opposing exceptions. System Energy opposed the exceptions filed by the LPSC and the FERC trial staff. The LPSC, MPSC, APSC, City Council, and the FERC trial staff opposed the exceptions filed by System Energy. Also in October 2020 the MPSC, APSC, and the City Council filed briefs adopting the exceptions of the LPSC and the FERC trial staff. The case is pending before the FERC, which will review the case and issue an order on the proceeding, and the FERC may accept, reject, or modify the ALJ’s initial decision in whole or in part. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

In addition, in September 2020, the IRS issued a Notice of Proposed Adjustment (NOPA) and an Entergy executed it. The NOPA memorializes the IRS’s decision to adjust the 2015 consolidated federal income tax return of Entergy Corporation and certain of its subsidiaries, including System Energy, with regard to the uncertain decommissioning tax position. Pursuant to the audit resolution documented in the NOPA, the IRS allowed System Energy’s inclusion of $102 million of future nuclear decommissioning costs in System Energy’s cost of goods sold for the 2015 tax year, roughly 10% of the requested deduction, but disallowed the balance of the position. In September 2020, System Energy filed a motion to lodge the NOPA into the record in the FERC proceeding. In October 2020, the LPSC, the APSC, the MPSC, the City Council, and the FERC trial staff filed oppositions to System Energy’s motion. As a result of the NOPA issued by the IRS in September 2020, System Energy filed, in October 2020, a new Federal Power Act section 205 filing at FERC to establish an ongoing rate base credit for the accumulated deferred income taxes resulting from the decommissioning uncertain tax position. On a prospective basis beginning with the October 2020 bill, System Energy proposes to include the accumulated deferred income taxes arising from the successful portion of the decommissioning uncertain tax position as a credit to rate base under the Unit Power Sales Agreement. Comments, protests, and interventions in this filing are due in November 2020.

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

The first of the additional complaints was filed by the LPSC, the APSC, the MPSC and the City Council in September 2020. The new complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. Several of the filed rate allegations overlap with the previous complaints. The filed rate allegations not previously raised are that System Energy: failed to provide a rate base credit to customers for the

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
“time value” of sale-leaseback lease payments collected from customers in advance of the time those payments were due to the owner-lessors; improperly included certain lease refinancing costs in rate base as prepayments; improperly included nuclear decommissioning outage costs in rate base; failed to include categories of accumulated deferred income taxes as a reduction to rate base; charged customers based on a higher equity ratio than would be appropriate due to excessive retained earnings; and did not correctly reflect money pool investments and imprudently invested cash into the money pool. The elements of the Unit Power Sales Agreement that the complaint alleges are unjust and unreasonable include: incentive and executive compensation, lack of an equity re-opener, lobbying, and private airplane travel. The new complaint also requests a rate investigation into the Unit Power Sales Agreement and System Energy’s billing practices pursuant to Section 206 of the Federal Power Act, including any issue relevant to the Unit Power Sales Agreement and its inputs. System Energy will file its answer opposing the new complaint in November 2020.

The operational prudence-related complaint has not been filed as of this date, and the LPSC directive did not set a date for the filing.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

NRC Reactor Oversight Process

As discussed in the Form 10-K, the NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, and “multiple/repetitive degraded cornerstone column,” or Column 4. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Grand Gulf is currently in Column 1, but is expected to be placed in Column 2 by the NRC based on the incidence of unplanned plant scrams during the third quarter of 2020.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$148,517	$145,472	$405,230	$424,585

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	13,620	23,748	32,771	66,335
Nuclear refueling outage expenses	6,942	8,412	20,880	25,013
Other operation and maintenance	48,902	49,533	132,175	147,283
Decommissioning	9,341	8,976	27,746	26,663
Taxes other than income taxes	7,203	7,120	22,281	21,835
Depreciation and amortization	28,006	26,613	82,406	79,761
Other regulatory credits - net	(14,393)	(8,016)	(28,470)	(27,059)
TOTAL	99,621	116,386	289,789	339,831

OPERATING INCOME	48,896	29,086	115,441	84,754

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,206	2,251	7,990	5,518
Interest and investment income	1,303	8,215	18,749	21,577
Miscellaneous - net	(3,354)	(1,300)	(7,971)	(4,018)
TOTAL	(845)	9,166	18,768	23,077

INTEREST EXPENSE
Interest expense	8,427	8,546	25,501	26,467
Allowance for borrowed funds used during construction	(240)	(551)	(1,585)	(1,350)
TOTAL	8,187	7,995	23,916	25,117

INCOME BEFORE INCOME TAXES	39,864	30,257	110,293	82,714

Income taxes	8,800	5,226	21,725	9,633

NET INCOME	$31,064	$25,031	$88,568	$73,081

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$88,568	$73,081
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	137,201	163,069
Deferred income taxes, investment tax credits, and non-current taxes accrued	(272,383)	(2,426)
Changes in assets and liabilities:
Receivables	15,637	(7,456)
Accounts payable	(19,775)	2,935
Prepaid taxes and taxes accrued	431,677	14,579
Interest accrued	(188)	(1,478)
Other working capital accounts	(40,566)	3,411
Other regulatory assets	(25,956)	(9,121)
Other regulatory liabilities	45,647	90,118
Pension and other postretirement liabilities	(11,033)	(5,013)
Other assets and liabilities	(189,529)	(97,024)
Net cash flow provided by operating activities	159,300	224,675

INVESTING ACTIVITIES
Construction expenditures	(169,475)	(92,228)
Allowance for equity funds used during construction	7,990	5,518
Nuclear fuel purchases	(85,483)	(2,046)
Proceeds from the sale of nuclear fuel	19,444	26,272
Proceeds from nuclear decommissioning trust fund sales	322,982	348,606
Investment in nuclear decommissioning trust funds	(333,002)	(362,573)
Changes in money pool receivable - net	58,277	92,347
Net cash flow provided by (used in) investing activities	(179,267)	15,896

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	859,727	1,007,775
Retirement of long-term debt	(815,710)	(1,069,206)
Common stock dividends and distributions paid	(80,653)	(110,500)
Net cash flow used in financing activities	(36,636)	(171,931)

Net increase (decrease) in cash and cash equivalents	(56,603)	68,640
Cash and cash equivalents at beginning of period	68,534	95,685
Cash and cash equivalents at end of period	$11,931	$164,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$17,178	$21,052
Income taxes	($4,000)	$—

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$118	$93
Temporary cash investments	11,813	68,441
Total cash and cash equivalents	11,931	68,534
Accounts receivable:
Associated companies	51,524	121,972
Other	4,081	7,547
Total accounts receivable	55,605	129,519
Materials and supplies - at average cost	120,921	108,766
Deferred nuclear refueling outage costs	41,225	14,493
Prepayments and other	7,722	6,045
TOTAL	237,404	327,357

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,114,508	1,054,098
TOTAL	1,114,508	1,054,098

UTILITY PLANT
Electric	5,291,882	5,070,859
Construction work in progress	53,959	164,996
Nuclear fuel	185,314	149,574
TOTAL UTILITY PLANT	5,531,155	5,385,429
Less - accumulated depreciation and amortization	3,329,347	3,285,487
UTILITY PLANT - NET	2,201,808	2,099,942

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	516,039	490,083
Accumulated deferred income tax	—	8,023
Other	3,142	3,192
TOTAL	519,181	501,298

TOTAL ASSETS	$4,072,901	$3,982,695

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2020 and December 31, 2019
(Unaudited)
	2020	2019
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$100,015	$10
Accounts payable:
Associated companies	13,440	14,619
Other	35,222	64,144
Taxes accrued	445,509	13,832
Interest accrued	11,805	11,993
Other	3,379	3,381
TOTAL	609,370	107,979

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	395,806	821,963
Accumulated deferred investment tax credits	39,222	40,181
Regulatory liability for income taxes - net	151,606	142,845
Other regulatory liabilities	570,301	533,415
Decommissioning	959,476	931,729
Pension and other postretirement liabilities	98,783	109,816
Long-term debt	492,596	548,097
Other	35,758	34,602
TOTAL	2,743,548	3,162,648

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2020 and 2019	601,850	601,850
Retained earnings	118,133	110,218
TOTAL	719,983	712,068

TOTAL LIABILITIES AND EQUITY	$4,072,901	$3,982,695

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2018	$601,850	$135,348	$737,198

Net income	—	23,578	23,578
Common stock dividends and distributions	—	(45,500)	(45,500)
Balance at March 31, 2019	601,850	113,426	715,276

Net income	—	24,472	24,472
Common stock dividends and distributions	—	(42,500)	(42,500)
Balance at June 30, 2019	601,850	95,398	697,248

Net income	—	25,031	25,031
Common stock dividends and distributions	—	(22,500)	(22,500)
Balance at September 30, 2019	$601,850	$97,929	$699,779

Balance at December 31, 2019	$601,850	$110,218	$712,068

Net income	—	28,513	28,513
Common stock dividends and distributions	—	(13,653)	(13,653)
Balance at March 31, 2020	601,850	125,078	726,928

Net income	—	28,991	28,991
Common stock dividends and distributions	—	(46,000)	(46,000)
Balance at June 30, 2020	601,850	108,069	709,919

Net income	—	31,064	31,064
Common stock dividends and distributions	—	(21,000)	(21,000)
Balance at September 30, 2020	$601,850	$118,133	$719,983

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout most countries in the world, including the United States.  Public health officials in the United States have both recommended and mandated wearing of masks, precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily-populated areas, mandated closure or limitations on the functions of non-essential business, and shelter-in-place orders or similar measures, including throughout Entergy’s service areas. While some of these mitigation measures have been lifted, it is unclear how long certain forms of mitigation measures will remain in place, whether they will be reinstated in the future, and how they will ultimately impact the general economy, Entergy’s customers, and its operations.

Entergy and its Utility operating companies have experienced a decline in commercial and industrial sales and an increase in late payments by customers, and expect such reduced levels of sales and delays in customer payments to continue, the extent and duration of which management cannot predict.  The Utility operating companies temporarily suspended disconnecting customers for non-payment of bills. While they are working with regulators to ensure ultimate recovery for those and other COVID-19 related costs, such recovery cannot be guaranteed.  Entergy and its Registrant Subsidiaries also could experience, and in some cases have experienced, among other challenges, supply chain, vendor, and contractor disruptions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; delays in regulatory proceedings; workforce availability, health or safety issues; increased storm recovery costs; increased cybersecurity risks as a result of many employees telecommuting; increased late or uncollectible customer payments; volatility in the credit or capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available credit facilities); or other adverse impacts on their ability to execute on business strategies and initiatives.
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

Entergy cannot predict the extent or duration of the outbreak, the timing or effectiveness of a vaccine, anti-viral or other treatments for COVID-19, governmental responsive measures, or the extent of the effects or ultimate impacts on the global, national or local economy, the capital markets, or its customers, suppliers, operations, financial condition, results of operations, or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

7/01/2020-7/31/2020	—	$—	—	$350,052,918
8/01/2020-8/31/2020	—	$—	—	$350,052,918
9/01/2020-9/30/2020	—	$—	—	$350,052,918
Total	—	$—	—

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

Environmental Regulation

Following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

National Ambient Air Quality Standards

See the Form 10-K for discussion of the National Ambient Air Quality Standards set by the EPA in accordance with the Clean Air Act. Following are updates to that discussion.

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion. In Entergy’s utility service territory, only St. Bernard Parish and Evangeline Parish in Louisiana are designated as nonattainment. In August 2017 the EPA issued a letter indicating that East Baton Rouge and St. Charles parishes would be designated by December 31, 2020, as monitors were installed to determine compliance. In August 2020 the EPA published and sought public comment on its intent to designate East Baton Rouge, St. Charles, St. James, and West Baton Rouge parishes in Louisiana as attainment/unclassifiable, and, in Texas, Jefferson County as attainment/unclassifiable and Orange County as unclassifiable. Final designations are expected to be made by December 31, 2020. Entergy continues to monitor this situation.

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

Regional Haze

As discussed in the Form 10-K, in Louisiana, Entergy has worked with the Louisiana Department of Environmental Quality (LDEQ) and the EPA to revise the Louisiana state implementation plan (SIP) for regional haze, which had been disapproved in part in 2012. The LDEQ submitted a revised SIP in February 2017. In May 2017 the EPA proposed to approve a majority of the revisions. In September 2017 the EPA issued a proposed SIP approval for the Nelson plant, requiring an emission limitation consistent with the use of low-sulfur coal, with a compliance date of January 22, 2021. The EPA issued final approval in December 2017. The EPA approval was appealed to the U.S. Court of Appeals for the Fifth Circuit. In October 2019 the Fifth Circuit affirmed the EPA’s SIP approval. A petition for rehearing filed by plaintiffs was denied by the Fifth Circuit. Plaintiffs did not petition for further review by the Supreme Court.

The second planning period (2018-2028) for the regional haze program requires states to examine sources for impacts on visibility and to prepare SIPs by 2021. Entergy has received information collection requests from Arkansas and Louisiana requesting an evaluation of technical and economic feasibility of various NOx and SO2 control technologies for Independence, Nelson 6, and Ninemile. Responses to the information requests have been submitted to the respective state agencies.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

In July 2019 the EPA released the Affordable Clean Energy Rule (ACE), which applies only to existing coal-fired electric generating units. The ACE determines that heat rate improvements are the best system of emission reductions and lists six candidate technologies for consideration by states at each coal unit. The rule and associated rulemakings by the EPA replace the Obama administration’s Clean Power Plan rule. The ACE rule provides states discretion in determining how the best system for emission reductions applies to individual units, including through the consideration of technical feasibility and the remaining useful life of the facility. Arkansas and Louisiana have issued information collection requests to Entergy facilities to help the states collect the information needed to determine the best system of emission reductions for each facility. Entergy responded to the request and will continue to monitor litigation challenging the rule. The EPA also has proposed a revision to the new source performance standard on greenhouse gas emissions that primarily impacts new coal units and, therefore, should not impact Entergy.

Potential Legislative, Regulatory, and Judicial Developments

As discussed in the Form 10-K, Entergy continues to support national legislation that would increase planning certainty for electric utilities while addressing carbon dioxide emissions in a responsible and flexible manner. In September 2020, Entergy committed to achieving net-zero carbon emissions by 2050, while continuing its commitment to grid reliability and affordability for customers. Technology research and development, innovation, and advancement are critical to Entergy’s ability to meet this climate commitment.

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

Item 6.  Exhibits

4(a) -	Officer’s Certificate for Entergy Corporation relating to 0.90% Senior Notes due September 15, 2025 (4.02 to Form 8-K filed August 26, 2020 in 1-11299).

4(b) -	Eighty-third Supplemental Indenture, dated as of September 1, 2020, to Entergy Arkansas Mortgage and Deed of Trust, dated as of October 1, 1944 (4.49 to Form 8-K filed September 11, 2020 in 1-10764).

4(c) -
Officer’s Certificate No. 16-B-13 dated September 28, 2020, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.57 to Form 8-K filed October 1, 2020 in 1-34360).

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

Date:    November 4, 2020