Form 10-Q
period 2021-03-31
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2021-05-06
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
83-1950019

__________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Trading Symbol	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value	ETR	New York Stock Exchange
	Common Stock, $0.01 Par Value	ETR	NYSE Chicago, Inc.

Entergy Arkansas, LLC	Mortgage Bonds, 4.875% Series due September 2066	EAI	New York Stock Exchange

Entergy Louisiana, LLC	Mortgage Bonds, 4.875% Series due September 2066	ELC	New York Stock Exchange

Entergy Mississippi, LLC	Mortgage Bonds, 4.90% Series due October 2066	EMP	New York Stock Exchange

Entergy New Orleans, LLC	Mortgage Bonds, 5.0% Series due December 2052	ENJ	New York Stock Exchange
	Mortgage Bonds, 5.50% Series due April 2066	ENO	New York Stock Exchange

Entergy Texas, Inc.	5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share)	ETI/PR	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at April 30, 2021
Entergy Corporation	($0.01 par value)	200,659,948

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2020, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

i

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, projections, strategies, and future events or performance.  Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “intend,” “expect,” “estimate,” “continue,” “potential,” “plan,” “predict,” “forecast,” and other similar words or expressions are intended to identify forward-looking statements but are not the only means to identify these statements.  Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct.  Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made.  Except to the extent required by the federal securities laws, these registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K and in this report, (b) Management’s Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•resolution of pending and future rate cases and related litigation, formula rate proceedings and related negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs, as well as delays in cost recovery resulting from these proceedings;
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

FORWARD-LOOKING INFORMATION (Continued)

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
•changes to federal income tax laws and regulations, including continued impact of the Tax Cuts and Jobs Act and its intended and unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;

FORWARD-LOOKING INFORMATION (Concluded)

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
•Entergy’s ability to effectively formulate and implement plans to reduce its carbon emission rate and aggregate carbon emissions, including its commitment to achieve net-zero carbon emissions by 2050, and the potential impact on its business of attempting to achieve such objectives;
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

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2020 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in April 2020
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in April 2021
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
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

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic and its effects on Entergy’s business.

Hurricane Laura, Hurricane Delta, and Hurricane Zeta

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Laura, Hurricane Delta, and Hurricane Zeta” in the Form 10-K for a discussion of Hurricane Laura, Hurricane Delta, and Hurricane Zeta, which caused significant damage to portions of the Utility’s service territories in Louisiana, including New Orleans, Texas, and to a lesser extent, in Arkansas and Mississippi. See Note 2 to the financial statements herein for discussion of storm cost recovery filings made by Entergy Louisiana and Entergy Texas in April 2021. Entergy New Orleans expects to initiate its storm cost recovery proceeding in May 2021.

Winter Storm Uri

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - February 2021 Winter Storms” in the Form 10-K for a discussion of the winter storms and extreme cold temperatures experienced in the United States, including Entergy’s service area, in February 2021 (Winter Storm Uri). Fuel and purchased power costs for February 2021 for Entergy were approximately $720 million, including $145 million for Entergy Arkansas, $285 million for Entergy Louisiana, $65 million for Entergy Mississippi, $35 million for Entergy New Orleans, and $185 million for Entergy Texas. This compares to fuel and purchased power costs for February 2020 for Entergy of $245 million, including $40 million for Entergy Arkansas, $95 million for Entergy Louisiana, $35 million for Entergy Mississippi, $25 million for Entergy New Orleans, and $50 million for Entergy Texas. See Note 2 to the financial statements herein for discussion of storm cost recovery filings made by Entergy Louisiana and Entergy Texas in April 2021. See Note 2 to the financial statements herein and in the Form 10-K for discussion of fuel cost recovery at the Utility operating companies.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Results of Operations

First Quarter 2021 Compared to First Quarter 2020

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the first quarter 2021 to the first quarter 2020 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2020 Net Income (Loss) Attributable to Entergy Corporation	$319,816	($110,975)	($90,127)	$118,714

Operating revenues	501,987	(84,330)	2	417,659
Fuel, fuel-related expenses, and gas purchased for resale	102,680	1,094	(10)	103,764
Purchased power	155,967	7,143	10	163,120
Other regulatory charges (credits) - net	39,958	—	—	39,958
Other operation and maintenance	36,589	(32,049)	162	4,702
Asset write-offs, impairments, and related charges	—	(1,822)	—	(1,822)
Taxes other than income taxes	(255)	(13,641)	304	(13,592)
Depreciation and amortization	37,052	(22,148)	(95)	14,809
Other income (deductions)	30,046	218,171	6,257	254,474
Interest expense	13,847	(1,106)	(3,013)	9,728
Other expenses	(3,239)	1,718	—	(1,521)
Income taxes	112,683	46,100	(21,647)	137,136
2021 Net Income (Loss) Attributable to Entergy Corporation	$356,567	$37,577	($59,579)	$334,565

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the first quarter 2021 to the first quarter 2020:

Amount
(In Millions)
2020 operating revenues	$2,095
Fuel, rider, and other revenues that do not significantly affect net income	323
Volume/weather	97
Retail electric price	96
Return of unprotected excess accumulated deferred income taxes to customers	(14)
2021 operating revenues	$2,597

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase of 990 GWh, or 4%, in billed electricity usage, including the effect of more favorable weather on residential sales, partially offset by a decrease in industrial usage and decreased demand from mid to small customers. The decrease in industrial usage is primarily due to decreased demand from existing customers in the chemicals and petroleum refining industries as a result of the COVID-19 pandemic and plant shutdowns and operational issues. The decrease in industrial usage is partially offset by an increase in demand from expansion projects, primarily in the transportation, metals, and chemicals industries. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

The retail electric price variance is primarily due to:

•increases in Entergy Louisiana’s formula rate plan revenues, including an interim increase effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station, an increase in the transmission recovery mechanism effective September 2020, and an interim increase effective December 2020 due to the inclusion of the first-year revenue requirement for the Washington Parish Energy Center;
•increases in Entergy Mississippi’s formula rate plan rates effective with the first billing cycle of April 2020 and the implementation of a vegetation management rider effective with the April 2020 billing cycle;
•an increase in Entergy New Orleans’s formula rate plan revenues resulting from the recovery of New Orleans Power Station costs, effective November 2020; and
•the implementation of the generation cost recovery rider effective January 2021, an increase in the transmission cost recovery factor rider effective March 2021, and an increase in the distribution cost recovery factor rider effective March 2021, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In first quarter 2021, $41 million was returned to customers through reductions in operating revenues as compared to $27 million in first quarter 2020. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Billed electric energy sales for Utility for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	9,599	8,126	18
Commercial	6,134	6,244	(2)
Industrial	11,458	11,815	(3)
Governmental	579	595	(3)
Total retail	27,770	26,780	4
Sales for resale	4,299	3,117	38
Total	32,069	29,897	7

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $332 million for the first quarter 2020 to $248 million for the first quarter 2021 primarily due to the shutdown of the Indian Point 2 plant in April 2020.

Following are key performance measures for Entergy Wholesale Commodities for the first quarters 2021 and 2020:

	2021	2020
Owned capacity (MW) (a)	2,246	3,274
GWh billed	4,413	6,757

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	99%	99%
GWh billed	3,988	6,259
Average energy price ($/MWh)	$51.86	$47.42
Average capacity price ($/kW-month)	$0.23	$1.07

The Entergy Wholesale Commodities nuclear power plants had no refueling outage days in the first quarters 2021 and 2020.

(a)The reduction in owned capacity is due to the shutdown of the 1,028 MW Indian Point 2 plant in April 2020.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $566 million for the first quarter 2020 to $602 million for the first quarter 2021 primarily due to:

•lower nuclear insurance refunds of $13 million;
•an increase of $7 million in non-nuclear generation expenses due to higher expenses associated with plants placed in service, including the Lake Charles Power Station, which began commercial operation in March 2020, the New Orleans Power Station which began commercial operation in May 2020, the Washington Parish Energy Center purchased in November 2020, and the Montgomery County Power Station which began commercial operation in January 2021;
•an increase of $7 million in vegetation maintenance costs; and
•an increase of $5 million in nuclear generation expenses primarily due to spending on sanitation and social distancing protocols as a result of COVID-19.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Lake Charles Power Station and the Montgomery County Power Station.

Other regulatory charges (credits) - net includes the reversal in 2021 of the remaining $39 million regulatory liability for Entergy Arkansas’s 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding and $29 million recorded in first quarter 2020, at Entergy Louisiana, due to a settlement with the IRS related to the uncertain tax position regarding the Hurricane Isaac Louisiana Act 55 financing because the savings will be shared with customers. See Note 2 to the financial statements herein and in the Form 10-K for discussion of Entergy Arkansas’s 2020 formula rate plan filing. See Note 3 to the financial statements in the Form 10-K for further discussion of the settlement and savings obligation.

Other income increased primarily due to changes in decommissioning trust fund activity, partially offset by a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Lake Charles Power Station project and the Montgomery County Power Station project.

Interest expense increased primarily due to:

•the issuance by Entergy Louisiana of $350 million of 2.90% Series mortgage bonds in March 2020;
•the issuance by Entergy Louisiana of $1.1 billion of 0.62% Series mortgage bonds, $300 million of 2.90% Series mortgage bonds, and $300 million of 1.60% Series mortgage bonds, each in November 2020;
•the issuance by Entergy Louisiana of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021; and
•a decrease in the allowance for borrowed funds used during construction due to higher construction work in progress in 2020, including the Lake Charles Power Station project and the Montgomery County Power Station project.

The increase was partially offset by the repayments by Entergy Louisiana of $200 million of 5.25% Series mortgage bonds and $100 million of 4.70% Series mortgage bonds, each in December 2020.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $131 million for the first quarter 2020 to $99 million for the first quarter 2021 primarily due to:

•a decrease of $28 million primarily resulting from the absence of expenses from the Indian Point 2 plant after it was shut down in April 2020; and
•a decrease of $6 million in severance and retention expenses. Severance and retention expenses were incurred in 2021 and 2020 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

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

Taxes other than income taxes decreased primarily due to lower payroll taxes and lower ad valorem taxes.

Depreciation and amortization expenses decreased primarily due to:

•the absence of depreciation expense from the Indian Point 2 plant, after it was shut down in April 2020; and
•the effect of recording in 2021 a final judgment to resolve claims in the Palisades damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded included $9 million of spent nuclear fuel storage costs previously recorded as depreciation expense. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation.

Other income increased primarily due to losses on decommissioning trust fund investments in the first quarter 2020. These losses reflected the equity market decline in March 2020 associated with the COVID-19 pandemic. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments.

Income Taxes

The effective income tax rate was 16.3% for the first quarter 2021. The difference in the effective income tax rate for the first quarter 2021 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was (136.6%) for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to the settlement with the IRS on the treatment of funds received in conjunction with the Louisiana Act 55 financing of Hurricane Isaac storm costs, permanent differences related to income tax deductions for stock-based compensation, amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 3 to the financial statements in the Form 10-K for discussion of the IRS settlement and the income tax deductions for stock-based compensation. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Planned Shutdown and Sale of Indian Point 2 and Indian Point 3

As discussed in the Form 10-K, in April 2019, Entergy entered into an agreement to sell, directly or indirectly, 100% of the equity interests in the subsidiaries that own Indian Point 1, Indian Point 2, and Indian Point 3, after Indian Point 3 has been shut down and defueled, to a Holtec subsidiary for decommissioning the plants. The sale will include the transfer of the licenses, spent fuel, decommissioning liabilities, and nuclear decommissioning trusts for the three units.

In November 2019, Entergy and Holtec submitted a license transfer application to the NRC. The NRC issued an order approving the application in November 2020, subject to the NRC’s authority to condition, revise, or rescind the approval order based on the resolution of four pending hearing requests. In January 2021 the NRC issued an order denying all four hearing requests challenging the license transfer application. In January 2021, New York State filed a petition for review with the D.C. Circuit asking the court to vacate the NRC’s January 2021 order denying the State’s hearing request, as well as the NRC’s November 2020 order approving the license transfers. In January 2021 the D.C. Circuit issued a scheduling order, setting deadlines for initial procedural filings in March 2021. In March 2021 additional parties also filed petitions for review with the D.C. Circuit seeking review of the same NRC orders. In March 2021 the court consolidated all of the appeals into the same proceeding. The court has yet to issue a scheduling order for briefing.

In November 2019, Entergy and Holtec also submitted a petition to the New York State Public Service Commission (NYPSC) seeking an order from the NYPSC disclaiming jurisdiction or abstaining from review of the transaction or, alternatively, approving the transaction. Closing is also conditioned on obtaining from the New York State Department of Environmental Conservation an agreement related to Holtec’s decommissioning plan as being consistent with applicable standards. In April 2021, Entergy and Holtec filed a joint settlement proposal with the NYPSC that resolves all issues among all parties. These issues include financial assurance, site restoration, financial reporting, continued funding for state and local emergency management and response activities, a memorandum of understanding with local taxing jurisdictions, and the dismissal of the federal appeals described in the preceding paragraph. The NYPSC is expected to take action on the joint settlement proposal at its May 13, 2021 meeting.

Indian Point 2 permanently ceased operations on April 30, 2020 and Indian Point 3 permanently ceased operations on April 30, 2021. The transaction is targeted to close in May 2021, following the defueling of Indian Point 3. The Indian Point transaction is expected to result in a $285 million net loss based on the difference between Entergy’s adjusted net investment in the subsidiaries at closing and the sale price net of agreed adjustments. The primary variables in the ultimate loss that Entergy will incur are the values of the nuclear decommissioning trusts and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing.

Planned Shutdown and Sale of Palisades

As discussed in the Form 10-K, in July 2018, Entergy entered into a purchase and sale agreement to sell 100% of the equity interests in the subsidiary that owns Palisades and the Big Rock Point Site, for $1,000 (subject to adjustment for net liabilities and other amounts) to a Holtec subsidiary. The sale will include the transfer of the nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In December 2020, Entergy and Holtec submitted a license transfer application to the NRC requesting approval to transfer the Palisades and Big Rock Point licenses from Entergy to Holtec. The NRC has indicated that it expects to complete its review of the application by January 2022. In February 2021 several parties filed with the NRC petitions to intervene and requests for hearing challenging the license transfer application. In March 2021, Entergy and Holtec filed answers opposing the petitions to intervene and hearing requests, and the petitioners filed replies. In March 2021 an additional party also filed a petition to intervene and request for hearing. Entergy and Holtec filed an answer to the March 2021 petition in April 2021.

Subject to the conditions discussed in the Form 10-K, the transaction is expected to close by the end of 2022. As of March 31, 2021, Entergy’s adjusted net investment in Palisades was $30 million. The primary variables in the ultimate loss or gain that Entergy will incur on the transaction are the values of the nuclear decommissioning trust and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing.

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business of approximately $40 million in 2021, of which $13 million has been incurred as of March 31, 2021, and a total of approximately $15 million in 2022. In addition, Entergy Wholesale Commodities incurred impairment charges of $3 million primarily related to expenditures for capital assets for the three months ended March 31, 2021. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy as of March 31, 2021 is primarily due to the net issuance of debt in 2021.

	March 31, 2021	December 31, 2020
Debt to capital	69.6%	68.3%
Effect of excluding securitization bonds	(0.1%)	(0.2%)
Debt to capital, excluding securitization bonds (a)	69.5%	68.1%
Effect of subtracting cash	(1.5%)	(1.7%)
Net debt to net capital, excluding securitization bonds (a)	68.0%	66.4%

(a)Calculation excludes the Louisiana, New Orleans, and Texas securitization bonds, which are non-recourse to Entergy Louisiana, Entergy New Orleans, and Entergy Texas, respectively.

As of March 31, 2021, 22.2% of the debt outstanding is at the parent company, Entergy Corporation, 77.3% is at the
Utility, and 0.5% is at Entergy Wholesale Commodities. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2024.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2021 was 1.63% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2021:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$55	$6	$3,439
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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of March 31, 2021, Entergy Corporation had approximately $1,028 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2021 was 0.34%.

Certain of the Utility operating companies have a total of $72 million in storm reserve escrow accounts at March 31, 2021.

Equity Distribution Program

In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may also enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $1 billion. Entergy has not issued any shares or entered into any forward sale agreements under this program.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of planned construction and other capital investments by operating segment for 2021 through 2023. Following are updates to that discussion.

Liberty County Solar Facility

In September 2020, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to acquire the 100 MW Liberty County Solar Facility and a determination that Entergy Texas’s acquisition of the facility through a tax equity partnership is in the public interest. In its preliminary order, the PUCT determined that, in considering Entergy Texas’s application, it would not specifically address whether Entergy Texas’s use of a tax equity partnership is in the public interest. In March 2021 intervenors and PUCT staff filed testimony, and Entergy Texas filed rebuttal testimony in April 2021. A hearing on the merits was held in April 2021. Post-hearing briefs and reply briefs are due in May 2021. Closing is expected to occur in 2023.

Hardin County Peaking Facility

In April 2020, Entergy Texas and East Texas Electric Cooperative, Inc. filed a joint report and application seeking PUCT approvals related to two transactions: (1) Entergy Texas’s acquisition of the Hardin County Peaking Facility from East Texas Electric Cooperative, Inc.; and (2) Entergy Texas’s sale of a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc. The two transactions, currently expected to close in June 2021, are interdependent. In October 2020, Entergy Texas filed an unopposed settlement agreement supporting approval of the transactions. Key provisions of the settlement include: Entergy Texas will propose to depreciate its investment in Hardin County Peaking Facility through the end of 2041; Entergy Texas’s recovery of its investment in Hardin County Peaking Facility will be capped at approximately $36 million; and Entergy Texas will not seek recovery of an acquisition adjustment, if any, or transaction costs for either transaction. The settlement was approved by the PUCT in April 2021.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its April 2021 meeting, the Board declared a dividend of $0.95 per share, which is the same quarterly dividend per share that Entergy has paid since the third quarter 2020.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
	(In Millions)
Cash and cash equivalents at beginning of period	$1,759	$426

Cash flow provided by (used in):
Operating activities	(49)	659
Investing activities	(1,513)	(1,045)
Financing activities	1,546	1,424
Net increase (decrease) in cash and cash equivalents	(16)	1,038

Cash and cash equivalents at end of period	$1,743	$1,464

Operating Activities

Entergy’s operating activities used $49 million of cash for the three months ended March 31, 2021 compared to providing $659 million of cash for the three months ended March 31, 2020 primarily due to the following activity:

•increased fuel costs as a result of Winter Storm Uri. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•an increase of approximately $200 million in storm spending;
•an increase of $92 million in pension contributions in 2021 as compared to the same period in 2020. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;
•income tax payments of $9 million in 2021 compared to income tax refunds of $23 million in 2020. Entergy had net income tax payments in 2021 as a result of amended Mississippi state tax returns filed, offset by federal income tax refunds received associated with the completion of the 2014-2015 IRS audit. Entergy had income tax refunds in 2020 as a result of an overpayment on a prior year state income tax return;
•a decrease of $18 million of nuclear insurance refunds; and
•the effect of more favorable weather on billed Utility sales in 2021.

Investing Activities

Net cash flow used in investing activities increased $468 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to:

•an increase of $524 million in distribution construction expenditures primarily due to storm spending in 2021. See “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” above for discussion of storm restoration efforts;
•an increase of $138 million in transmission construction expenditures primarily due to storm spending in 2021, partially offset by a lower scope of work on projects performed in 2021 as compared to 2020. See “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” above for discussion of storm restoration efforts; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•a decrease of $46 million in proceeds received from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

The increase was partially offset by:

•a decrease of $84 million of non-nuclear generation construction expenditures primarily due to higher spending in 2020 on the Montgomery County Power Station and Lake Charles Power Station projects;
•a decrease of $41 million in nuclear construction expenditures primarily due to decreased spending on various projects in 2021;
•a decrease of $37 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•a decrease of $32 million in decommissioning trust fund investment activity;
•a decrease of $26 million in information technology expenditures primarily due to decreased spending on various technology projects; and
•$25 million in plant upgrades for the Choctaw Generating Station in March 2020. See Note 14 to the financial statements in the Form 10-K for further discussion of the Choctaw Generating Station purchase.

Financing Activities

Net cash flow provided by financing activities increased $122 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to long-term debt activity providing approximately $2,330 million of cash in 2021 compared to providing approximately $1,581 million of cash in 2020.

The increase was partially offset by:

•an increase of $595 million in net repayments of commercial paper in 2021 compared to 2020; and
•a decrease of $39 million in treasury stock issuances in 2021 due to a larger amount of previously repurchased Entergy Corporation common stock issued in 2020 to satisfy stock option exercises.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both. In addition to its forward physical power contracts, Entergy Wholesale Commodities may also use a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk. The sensitivities may not reflect the total maximum upside potential from higher market prices. The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation. Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of March 31, 2021 (2021 represents the remainder of the year):

Entergy Wholesale Commodities Nuclear Portfolio

	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	98%	99%
Planned generation (TWh) (c) (d)	5.8	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of March 31, 2021	$56.4	$47.1

Capacity
Percent of capacity sold forward (e):
Bundled capacity and energy contracts (f)	86%	98%
Capacity contracts (g)	13%	—%
Total	99%	98%
Planned net MW in operation (average) (d)	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$0.1	$—

Total Energy and Capacity Revenues (h)
Expected sold and market total revenue per MWh	$55.8	$46.8
Sensitivity: -/+ $10 per MWh market price change	$55.7-$56.0	$46.7-$47.0

(a)Percent of planned generation output sold under contracts.
(b)Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to the buyer for any damages. Certain unit-contingent sales include a guarantee

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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
(c)Amount of output expected to be generated by Entergy Wholesale Commodities nuclear resources considering plant operating characteristics.
(d)Assumes the shutdown of Indian Point 3 on April 30, 2021 and planned shutdown of Palisades on May 31, 2022. For a discussion regarding the shutdown of the Indian Point 3 plant and planned shutdown of the Palisades plant, see “Entergy Wholesale Commodities Exit from the Merchant Power Business” above.
(e)Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.
(f)A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.
(g)A contract for the sale of an installed capacity product in a regional market.
(h)Excludes non-cash revenue from the amortization of the Palisades below-market purchased power agreement, mark-to-market activity, and service revenues.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At March 31, 2021, based on power prices at that time, Entergy had liquidity exposure of $51 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $7 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of March 31, 2021, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements. As of March 31, 2020, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $7 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of March 31, 2021, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. Following are updates to the discussion in the Form 10-K.

NRC Reactor Oversight Process

As discussed in the Form 10-K, the NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, and “multiple/repetitive degraded cornerstone column,” or Column 4. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Nuclear generating plants owned and operated by Entergy’s Utility and Entergy Wholesale Commodities businesses are currently in Column 1, except for Grand Gulf, which is in Column 3.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In March 2021 the NRC placed Grand Gulf in Column 3 based on the incidence of five unplanned plant scrams during calendar year 2020, some of which were related to upgrades made to the plant’s turbine control system during the spring 2020 refueling outage. The NRC plans to conduct a supplemental inspection of Grand Gulf in accordance with its inspection procedures for nuclear plants in Column 3.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See Note 1 to the financial statements in the Form 10-K for discussion of new accounting pronouncements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,538,420	$2,050,638
Natural gas	58,168	43,976
Competitive businesses	248,250	332,565
TOTAL	2,844,838	2,427,179

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	501,167	397,403
Purchased power	379,734	216,614
Nuclear refueling outage expenses	43,739	50,218
Other operation and maintenance	706,786	702,084
Asset write-offs, impairments, and related charges	3,273	5,095
Decommissioning	98,642	93,684
Taxes other than income taxes	156,702	170,294
Depreciation and amortization	414,519	399,710
Other regulatory charges (credits) - net	32,279	(7,679)
TOTAL	2,336,841	2,027,423

OPERATING INCOME	507,997	399,756

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	14,577	35,953
Interest and investment income (loss)	143,315	(216,853)
Miscellaneous - net	(60,929)	23,389
TOTAL	96,963	(157,511)

INTEREST EXPENSE
Interest expense	205,886	205,589
Allowance for borrowed funds used during construction	(6,013)	(15,444)
TOTAL	199,873	190,145

INCOME BEFORE INCOME TAXES	405,087	52,100

Income taxes	65,942	(71,194)

CONSOLIDATED NET INCOME	339,145	123,294

Preferred dividend requirements of subsidiaries	4,580	4,580

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$334,565	$118,714

Earnings per average common share:
Basic	$1.67	$0.59
Diluted	$1.66	$0.59

Basic average number of common shares outstanding	200,525,549	199,790,016
Diluted average number of common shares outstanding	201,059,665	200,901,349

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020

	(In Thousands)

Net Income	$339,145	$123,294

Other comprehensive income (loss)
Cash flow hedges net unrealized loss (net of tax benefit of $7,869 and $5,777)	(29,580)	(21,710)
Pension and other postretirement liabilities (net of tax expense of $6,314 and $15,076)	22,967	53,899
Net unrealized investment gain (loss) (net of tax expense (benefit) of ($25,581) and $8,743)	(44,687)	15,744
Other comprehensive income (loss)	(51,300)	47,933

Comprehensive Income	287,845	171,227
Preferred dividend requirements of subsidiaries	4,580	4,580
Comprehensive Income Attributable to Entergy Corporation	$283,265	$166,647

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$339,145	$123,294
Adjustments to reconcile consolidated net income to net cash flow provided by (used in) operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	580,571	568,596
Deferred income taxes, investment tax credits, and non-current taxes accrued	240,431	(31,405)
Asset write-offs, impairments, and related charges	3,278	4,962
Changes in working capital:
Receivables	(52,690)	70,357
Fuel inventory	26,878	(15,389)
Accounts payable	(175,651)	(127,727)
Taxes accrued	(231,182)	(44,241)
Interest accrued	(3,778)	(4,791)
Deferred fuel costs	(353,099)	30,560
Other working capital accounts	(43,582)	(21,758)
Changes in provisions for estimated losses	(60,923)	(35,829)
Changes in other regulatory assets	89,910	99,275
Changes in other regulatory liabilities	(14,464)	(450,905)
Changes in pension and other postretirement liabilities	(166,733)	(113,071)
Other	(227,676)	607,132
Net cash flow provided by (used in) operating activities	(49,565)	659,060

INVESTING ACTIVITIES
Construction/capital expenditures	(1,552,103)	(1,043,608)
Allowance for equity funds used during construction	14,577	35,953
Nuclear fuel purchases	(47,916)	(85,334)
Payment for purchase of assets	—	(24,633)
Changes in securitization account	(1,304)	(70)
Payments to storm reserve escrow account	(10)	(1,557)
Receipts from storm reserve escrow account	44,205	40,589
Decrease in other investments	12,521	2,265
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	15,735	62,162
Proceeds from nuclear decommissioning trust fund sales	3,225,510	687,487
Investment in nuclear decommissioning trust funds	(3,224,487)	(718,741)
Net cash flow used in investing activities	(1,513,272)	(1,045,487)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,676,242	3,195,345
Treasury stock	979	39,964
Retirement of long-term debt	(1,346,172)	(1,614,578)
Changes in credit borrowings and commercial paper - net	(599,860)	(4,911)
Other	10,380	(756)
Dividends paid:
Common stock	(190,595)	(185,763)
Preferred stock	(4,580)	(4,763)
Net cash flow provided by financing activities	1,546,394	1,424,538

Net increase (decrease) in cash and cash equivalents	(16,443)	1,038,111

Cash and cash equivalents at beginning of period	1,759,099	425,722

Cash and cash equivalents at end of period	$1,742,656	$1,463,833

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$202,451	$203,466
Income taxes	$9,015	($23,063)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$67,574	$128,851
Temporary cash investments	1,675,082	1,630,248
Total cash and cash equivalents	1,742,656	1,759,099
Accounts receivable:
Customer	883,352	833,478
Allowance for doubtful accounts	(119,027)	(117,794)
Other	158,838	135,208
Accrued unbilled revenues	415,253	434,835
Total accounts receivable	1,338,416	1,285,727
Deferred fuel costs	226,619	4,380
Fuel inventory - at average cost	146,056	172,934
Materials and supplies - at average cost	972,771	962,185
Deferred nuclear refueling outage costs	182,721	179,150
Prepayments and other	179,315	196,424
TOTAL	4,788,554	4,559,899

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	7,339,088	7,253,215
Non-utility property - at cost (less accumulated depreciation)	355,819	343,328
Other	169,094	214,222
TOTAL	7,864,001	7,810,765

PROPERTY, PLANT, AND EQUIPMENT
Electric	60,901,229	59,696,443
Natural gas	621,682	610,768
Construction work in progress	1,311,997	2,012,030
Nuclear fuel	591,124	601,281
TOTAL PROPERTY, PLANT, AND EQUIPMENT	63,426,032	62,920,522
Less - accumulated depreciation and amortization	24,403,999	24,067,745
PROPERTY, PLANT, AND EQUIPMENT - NET	39,022,033	38,852,777

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $92,585 as of March 31, 2021 and $119,238 as of December 31, 2020)	5,986,639	6,076,549
Deferred fuel costs	240,555	240,422
Goodwill	377,172	377,172
Accumulated deferred income taxes	56,068	76,289
Other	332,606	245,339
TOTAL	6,993,040	7,015,771

TOTAL ASSETS	$58,667,628	$58,239,212

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$629,019	$1,164,015
Notes payable and commercial paper	1,027,629	1,627,489
Accounts payable	1,697,206	2,739,437
Customer deposits	391,032	401,512
Taxes accrued	209,829	441,011
Interest accrued	198,013	201,791
Deferred fuel costs	22,386	153,113
Pension and other postretirement liabilities	63,752	61,815
Current portion of unprotected excess accumulated deferred income taxes	65,056	63,683
Other	207,984	206,640
TOTAL	4,511,906	7,060,506

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,568,106	4,361,772
Accumulated deferred investment tax credits	217,888	212,494
Regulatory liability for income taxes-net	1,465,852	1,521,757
Other regulatory liabilities	2,363,919	2,323,851
Decommissioning and asset retirement cost liabilities	6,528,450	6,469,452
Accumulated provisions	181,912	242,835
Pension and other postretirement liabilities	2,684,343	2,853,013
Long-term debt (includes securitization bonds of $146,881 as of March 31, 2021 and $174,635 as of December 31, 2020)	24,075,456	21,205,761
Other	798,210	807,219
TOTAL	42,884,136	39,998,154

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,410	219,410

EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 270,035,180 shares in 2021 and 2020	2,700	2,700
Paid-in capital	6,520,052	6,549,923
Retained earnings	10,041,152	9,897,182
Accumulated other comprehensive loss	(500,507)	(449,207)
Less - treasury stock, at cost (69,402,016 shares in 2021 and 69,790,346 shares in 2020)	5,046,221	5,074,456
Total common shareholders' equity	11,017,176	10,926,142
Subsidiaries' preferred stock without sinking fund	35,000	35,000
TOTAL	11,052,176	10,961,142

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,667,628	$58,239,212

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2019	$35,000	$2,700	($5,154,150)	$6,564,436	$9,257,609	($446,920)	$10,258,675
Implementation of accounting standards	—	—	—	—	(419)	—	(419)
Balance at January 1, 2020	35,000	2,700	(5,154,150)	6,564,436	9,257,190	(446,920)	10,258,256

Consolidated net income (a)	4,580	—	—	—	118,714	—	123,294
Other comprehensive income	—	—	—	—	—	47,933	47,933
Common stock issuances related to stock plans	—	—	73,580	(53,753)	—	—	19,827
Common stock dividends declared	—	—	—	—	(185,763)	—	(185,763)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2020	$35,000	$2,700	($5,080,570)	$6,510,683	$9,190,141	($398,987)	$10,258,967

Balance at December 31, 2020	$35,000	$2,700	($5,074,456)	$6,549,923	$9,897,182	($449,207)	$10,961,142

Consolidated net income (a)	4,580	—	—	—	334,565	—	339,145
Other comprehensive loss	—	—	—	—	—	(51,300)	(51,300)
Common stock issuances related to stock plans	—	—	28,235	(29,871)	—	—	(1,636)
Common stock dividends declared	—	—	—	—	(190,595)	—	(190,595)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2021	$35,000	$2,700	($5,046,221)	$6,520,052	$10,041,152	($500,507)	$11,052,176

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2021 and first quarter 2020 each includes $4.1 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

In January 2021 the U.S. Court of Federal Claims issued a final judgment in the amount of $23.1 million in favor of Entergy Nuclear Palisades and against the DOE in the second round Palisades damages case. Entergy received payment from the U.S. Treasury in February 2021. The effects of recording the judgment were reductions to plant, other operation and maintenance expense, and taxes other than income taxes. The Palisades damages awarded included $15.7 million related to costs previously capitalized, $7.1 million related to costs previously recorded as other operation and maintenance expenses, and $0.3 million related to costs previously recorded as taxes other than income taxes. Of the $15.7 million previously capitalized, Entergy recorded $9.1 million as a reduction to previously-recorded depreciation expense.

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

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2021, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease from $0.01052 per kWh to $0.00959 per kWh. The redetermined rate calculation also included an adjustment to account for a portion of the increased fuel costs resulting from the February 2021 winter storms. The redetermined rate became effective with the first billing cycle in April 2021 through the normal operation of the tariff.

Entergy Louisiana

In February 2021, Entergy Louisiana incurred extraordinary fuel costs associated with the February 2021 winter storms. To mitigate the effect of these costs on customer bills, in March 2021 Entergy Louisiana requested and the LPSC approved the deferral and recovery of $166 million in incremental fuel costs over 5 months beginning in April 2021. The incremental fuel costs remain subject to review for reasonableness and eligibility for recovery through the fuel adjustment clause mechanism. At its April 2021 meeting, the LPSC authorized its staff to review the prudence of the February 2021 fuel costs incurred by all LPSC jurisdictional utilities.

In March 2021 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings covering the period January 2018 through December 2020. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for that period. No audit report has been filed.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Texas

In February 2021, Entergy Texas filed an application to implement a fuel refund for a cumulative over-recovery of approximately $75 million that is primarily attributable to settlements received by Entergy Texas from MISO related to Hurricane Laura. Entergy Texas planned to issue the refund over the period of March through August 2021. On February 22, 2021, Entergy Texas filed a motion to abate its fuel refund proceeding to assess how the February 2021 winter storm impacted Entergy Texas’s fuel over-recovery position. In March 2021, Entergy Texas withdrew its application to implement the fuel refund. Entergy Texas is continuing to evaluate its fuel balance and will file a subsequent refund or surcharge application consistent with the requirements of the PUCT’s rules.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2020 Formula Rate Plan Filing

As discussed in the Form 10-K, in December 2020, Entergy Arkansas filed a petition for rehearing of the APSC’s decision in the 2020 formula rate plan proceeding regarding the 2019 netting adjustment, and in January 2021 the APSC granted further consideration of Entergy Arkansas’s petition. Based on the progress of the proceeding to date, in December 2020, Entergy Arkansas recorded a regulatory liability of $43.5 million to reflect the netting adjustment for 2019, as included in the APSC’s December 2020 order, which would be returned to customers in 2021. Entergy Arkansas also requested an extension of the formula rate plan rider for a second five-year term. In March 2021 the Arkansas Governor signed HB1662 into law (Act 404). Act 404 clarified aspects of the original formula rate plan legislation enacted in 2015, including with respect to the extension of a formula rate plan, the methodology for the netting adjustment, and debt and equity levels; it also reaffirmed the customer protections of the original formula rate plan legislation, including the cap on annual formula rate plan rate changes. Pursuant to Act 404, Entergy Arkansas’s formula rate plan rider is extended for a second five-year term. Entergy Arkansas filed a compliance tariff in its formula rate plan docket in April 2021 to effectuate the netting provisions of Act 404, which reflected a net change in required formula rate plan rider revenue of $39.8 million, effective with the first billing cycle of May 2021. In April 2021 the APSC issued an order approving the compliance tariff and recognizing the formula rate plan extension. Also in April 2021, Entergy Arkansas filed for approval of modifications to the formula rate plan tariff incorporating the provisions in Act 404, and the APSC approved the tariff modifications in April 2021. Given the APSC general staff’s support for the expedited approval of these filings by the APSC, Entergy Arkansas supported an amendment to Act 404 to achieve a reduced return on equity from 9.75% to 9.65% to apply for years applicable to the extension term; that amendment was signed by the Arkansas Governor in April 2021 and is now Act 894. Based on the APSC’s order issued in April 2021, in the first quarter 2021 Entergy Arkansas reversed the remaining regulatory liability for the netting adjustment for 2019.

COVID-19 Orders

See the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. In March 2021 the APSC issued an order confirming the lifting of the moratorium on service disconnects effective in May 2021. As of March 31, 2021, Entergy Arkansas recorded a regulatory asset of $11.4 million for costs associated with the COVID-19 pandemic.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2017 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the J. Wayne Leonard Power Station (formerly St. Charles Power Station). In February 2021, LPSC staff filed testimony that substantially all the costs to construct J. Wayne Leonard Power Station were prudently incurred and eligible for recovery from customers. LPSC staff further recommended that the LPSC consider monitoring the remaining $3.1 million that was estimated to be incurred for completion of the project in the event the final costs exceed the estimated amounts. Settlement discussions are in progress.

Request for Extension and Modification of Formula Rate Plan

As discussed in the Form 10-K, in May 2020, Entergy Louisiana filed with the LPSC its application for authority to extend its formula rate plan. The parties reached a settlement in April 2021 regarding Entergy Louisiana’s proposed FRP extension. Entergy Louisiana and the LPSC staff filed a joint motion asking the LPSC to consider and approve the uncontested settlement at the May 2021 LPSC meeting. Key terms of the settlement include: a three year term (test years 2020, 2021, and 2022) covering a rate-effective period of September 2021 through August 2024; a 9.50% return on equity, with a smaller, 50 basis point deadband above and below (9.0%-10.0%); elimination of sharing if earnings are outside the deadband; a $63 million rate increase for test year 2020 (exclusive of riders); continuation of existing riders (transmission, additional capacity, etc.); addition of a distribution recovery mechanism permitting $225 million per year of distribution investment above a baseline level to be recovered dollar for dollar; modification of the tax mechanism to allow timely rate changes in the event the federal corporate income tax rate is changed from 21%; a cumulative rate increase limit of $70 million (exclusive of riders) for test years 2021 and 2022; and deferral of up to $7 million per year in 2021 and 2022 of expenditures on vegetation management for outside of right of way hazard trees.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. The suspension of late fees and disconnects for non-payment was extended until the first billing cycle after July 16, 2020. In January 2021, Entergy Louisiana resumed disconnections for customers in all customer classes with past-due balances that have not made payment arrangements. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of March 31, 2021, Entergy Louisiana recorded a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

Filings with the MPSC (Entergy Mississippi)

2021 Formula Rate Plan Filing

In March 2021, Entergy Mississippi submitted its formula rate plan 2021 test year filing and 2020 look-back filing showing Entergy Mississippi’s earned return for the historical 2020 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2021 calendar year to be below the formula rate plan bandwidth. The 2020 test year filing shows a $95.4 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.69% return on rate base,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
within the formula rate plan bandwidth. The change in formula rate plan revenues, however, is capped at 4% of retail revenues, which equates to a revenue change of $44.3 million. The 2021 evaluation report also includes $3.9 million in demand side management costs for which the MPSC approved realignment of recovery from the energy efficiency rider to the formula rate plan. These costs are not subject to the 4% cap and result in a total change in formula rate plan revenues of $48.2 million. The 2020 look-back filing compares actual 2020 results to the approved benchmark return on rate base and reflects the need for a $16.8 million interim increase in formula rate plan revenues. In addition, the 2020 look-back filing includes an interim capacity adjustment true-up for the Choctaw Generating Station, which increases the look-back interim rate adjustment by $1.7 million. These interim rate adjustments total $18.5 million. In accordance with the provisions of the formula rate plan, Entergy Mississippi implemented a $22.1 million interim rate increase, reflecting a cap equal to 2% of 2020 retail revenues, effective with the April 2021 billing cycle, subject to refund, pending a final MPSC order. The $3.9 million of demand side management costs and the Choctaw Generating Station true-up of $1.7 million, which are not subject to the 2% cap of 2020 retail revenues, were included in the April 2021 rate adjustments. A final order is expected in the second quarter 2021, with the resulting final rates, including amounts above the 2% cap of 2020 retail revenues, effective July 2021.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. In December 2020, Entergy Mississippi resumed disconnections for commercial, industrial, and governmental customers with past-due balances that have not made payment arrangements. In January 2021, Entergy Mississippi resumed disconnecting service for residential customers with past-due balances that have not made payment arrangements. As of March 31, 2021, Entergy Mississippi recorded a regulatory asset of $16.3 million for costs associated with the COVID-19 pandemic.

Filings with the City Council (Entergy New Orleans)

COVID-19 Orders

As discussed in the Form 10-K, in June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding, currently being held in escrow, and approximately $15 million of non-securitized storm reserves to fund this program, which was intended to provide temporary bill relief to customers who became unemployed during the COVID-19 pandemic. The program became effective July 1, 2020 and offered qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits. As of March 31, 2021 the program expired and credits of $4.3 million have been applied to customer bills under the City Council Cares Program.

Additionally, as discussed in the Form 10-K, in February 2021 the City Council adopted a resolution suspending residential customer disconnections for non-payment of utility bills and suspending the assessment and accumulation of late fees on residential customers with past-due balances through May 15, 2021. As of March 31, 2021, Entergy New Orleans recorded a regulatory asset of $14.8 million for costs associated with the COVID-19 pandemic.

Filings with the PUCT and Texas Cities (Entergy Texas)

Distribution Cost Recovery Factor (DCRF) Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $26.3 million annually, or $6.8 million in incremental annual revenues beyond Entergy Texas’s currently effective

Entergy Corporation and Subsidiaries
Notes to Financial Statements
DCRF rider based on its capital invested in distribution between January 1, 2020 and August 31, 2020. In February 2021 the administrative law judge with the State Office of Administrative Hearings approved Entergy Texas’s agreed motion for interim rates, which went into effect in March 2021. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding. This case has been remanded to the PUCT for consideration of a final order at a future open meeting.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $51 million annually, or $31.6 million in incremental annual revenues beyond Entergy Texas’s currently effective TCRF rider based on its capital invested in transmission between July 1, 2019 and August 31, 2020. A procedural schedule was established with a hearing scheduled in March 2021. In February 2021, Entergy Texas filed an agreed motion to abate the procedural schedule, noting that the parties had reached a settlement in principle, and the administrative law judge granted the motion to abate. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2021 and resolving all issues in the proceeding. In March 2021 the administrative law judge granted the motion for interim rates, admitted evidence, and remanded this case to the PUCT for consideration of a final order at a future open meeting.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. In January 2021, Entergy Texas resumed disconnections for customers with past-due balances that have not made payment arrangements. As of March 31, 2021, Entergy Texas recorded a regulatory asset of $10.7 million for costs associated with the COVID-19 pandemic.

Generation Cost Recovery Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed an application to establish a generation cost recovery rider with an initial annual revenue requirement of approximately $91 million to begin recovering a return of and on its capital investment in the Montgomery County Power Station through August 31, 2020. In December 2020, Entergy Texas filed an unopposed settlement supporting a generation cost recovery rider with an annual revenue requirement of approximately $86 million. On January 14, 2021, the PUCT approved the generation cost recovery rider settlement rates on an interim basis and abated the proceeding. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include investment in Montgomery County Power Station after August 31, 2020. In April 2021 the ALJ issued an order unabating the proceeding to consider Entergy Texas’s updated application and establishing a procedural schedule that will result in administrative approval of Entergy Texas’s application in June 2021 if it is unopposed by parties to the proceeding.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which is expected to close in June 2021. The initial generation cost recovery rider rates proposed in the application represent no change from the generation cost recovery rider rates to be established in Entergy Texas’s previous generation cost recovery rider proceeding. Once Entergy Texas has acquired the Hardin County Peaking Facility, its investment in the facility will be reflected in an updated filing to Entergy Texas’s application, which will be made within 60 days of the acquisition’s closing.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas Opportunity Sales Proceeding

As discussed in the Form 10-K, in May 2019, Entergy Arkansas filed an application and supporting testimony with the APSC requesting approval of a special rider tariff to recover from its retail customers the costs of the opportunity sales payments made to the other Utility operating companies, and in July 2020 the APSC issued a decision finding that Entergy Arkansas’s application is not in the public interest. In September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of these payments. The court held a hearing in February 2021 regarding issues addressed in the pre-trial conference report, and the parties await further instructions from the court.

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in May 2020 the FERC issued an order on rehearing of Opinion No. 569 (Opinion No. 569-A). In June 2020 the procedural schedule in the System Energy proceeding was further revised in order to allow parties to address the Opinion No. 569-A methodology. The parties and FERC trial staff filed final rounds of testimony in August 2020. The hearing before a FERC ALJ occurred in late-September through early-October 2020, post-hearing briefing took place in November and December 2020.

In March 2021 the FERC ALJ issued an initial decision. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $59 million, which includes interest through March 31, 2021, and the estimated resulting annual rate reduction would be approximately $46 million. The estimated refund will continue to accrue interest until a final FERC decision is issued. Based on the course of the proceeding to date, System Energy has recorded a provision of $36 million, including interest, as of March 31, 2021.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. In April 2021, System Energy filed its brief on exceptions, in which it challenged the initial decision’s findings on both the return on equity and capital structure issues. Also in April 2021, the LPSC, APSC, MPSC, City Council, and the FERC trial staff filed briefs on exceptions. Reply briefs opposing exceptions are due in May 2021. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that

Entergy Corporation and Subsidiaries
Notes to Financial Statements
System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through March 31, 2021, is approximately $422 million, plus interest, which is approximately $115 million through March 31, 2021. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through March 31, 2021.

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

Also as discussed in the Form 10-K, in November 2020 the IRS issued a Revenue Agent’s Report (RAR) for the 2014/2015 tax year and in December 2020 Entergy executed it. The RAR contained an adjustment to System Energy’s uncertain nuclear decommissioning tax position. As a result of the RAR, in December 2020, System Energy filed amendments to its new Federal Power Act section 205 filings to establish an ongoing rate base credit for the accumulated deferred income taxes resulting from the decommissioning uncertain tax position and to credit excess accumulated deferred income taxes arising from the successful portion of the decommissioning uncertain tax position. The amendments both propose the inclusion of the RAR as support for the filings. In December 2020 the LPSC, APSC, and City Council filed a protest in response to the amendments, reiterating their prior objections to the filings. In February 2021 the FERC issued an order accepting System Energy’s Federal Power Act section 205 filings subject to refund, setting them for hearing, and holding the hearing in abeyance.

In December 2020, System Energy filed a new Federal Power Act section 205 filing to provide a one-time, historical credit to customers of $25.2 million for the accumulated deferred income taxes that would have been created by the decommissioning uncertain tax position if the IRS’s decision had been known in 2016. In January 2021 the LPSC, APSC, MPSC, and City Council filed a protest to the filing. In February 2021, the FERC issued an order accepting System Energy’s Federal Power Act section 205 filing subject to refund, setting it for hearing, and holding the hearing in abeyance. The one-time credit was made during the first quarter 2021.

LPSC Authorization of Additional Complaints

As discussed in the Form 10-K, in May 2020 the LPSC authorized its staff to file additional complaints at FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement, and the first of the additional complaints was filed by the LPSC, the APSC, the MPSC and the City Council in September 2020. The second of the additional complaints was filed at the FERC in March 2021 by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. The second complaint contains two primary allegations. First, it alleges that, based on the plant’s capacity factor and alleged safety performance, System Energy and the other

Entergy Corporation and Subsidiaries
Notes to Financial Statements
respondents imprudently operated Grand Gulf during the period 2016-2020, and it seeks refunds of at least $360 million in alleged replacement energy costs, in addition to other costs, including those that can only be identified upon further investigation. Second, it alleges that the performance and/or management of the 2012 extended power uprate of Grand Gulf was imprudent, and it seeks refunds of all costs of the 2012 uprate that are determined to result from imprudent planning or management of the project. In addition to the requested refunds, the complaint asks that the FERC modify the Unit Power Sales Agreement to provide for full cost recovery only if certain performance indicators are met and to require pre-authorization of capital improvement projects in excess of $125 million before related costs may be passed through to customers in rates. In April 2021, System Energy and the other respondents filed their motion to dismiss and answer to the complaint. System Energy requested that the FERC dismiss the claims within the complaint. With respect to the claim concerning operations, System Energy argues that the complaint does not meet its legal burden because, among other reasons, it fails to allege any specific imprudent conduct. With respect to the claim concerning the uprate, System Energy argues that the complaint fails because, among other reasons, the complainants’ own conduct prevents them from raising a serious doubt as to the prudence of the uprate. System Energy also requests that the FERC dismiss other elements of the complaint, including the proposed modifications to the Unit Power Sales Agreement, because they are not warranted.

Storm Cost Recovery Filings with Retail Regulators

Entergy Louisiana

Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri

In August 2020 and October 2020, Hurricane Laura, Hurricane Delta, and Hurricane Zeta caused significant damage to portions of Entergy Louisiana’s service area. The storms resulted in widespread outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the outages. Additionally, as a result of Hurricane Laura’s extensive damage to the grid infrastructure serving the impacted area, large portions of the underlying transmission system required nearly a complete rebuild.

In October 2020, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments to facilitate issuance of shorter-term bonds to provide interim financing for restoration costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta. Subsequently, Entergy Louisiana and the LPSC staff filed a joint motion seeking approval to exclude from the derivation of Entergy Louisiana’s capital structure and cost rate of debt for ratemaking purposes, including the allowance for funds used during construction, shorter-term debt up to $1.1 billion issued by Entergy Louisiana to fund costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta costs on an interim basis. In November 2020 the LPSC issued an order approving the joint motion, and Entergy Louisiana issued $1.1 billion of 0.62% Series mortgage bonds due November 2023. Also in November 2020, Entergy Louisiana drew $257 million from its funded storm reserves.

In February 2021, two winter storms (collectively, Winter Storm Uri) brought freezing rain and ice to Louisiana. Ice accumulation sagged or downed trees, limbs and power lines, causing damage to Entergy Louisiana’s transmission and distribution systems. The additional weight of ice caused trees and limbs to fall into power lines and other electric equipment. When the ice melted, it affected vegetation and electrical equipment, causing incremental outages. As discussed above in “Fuel and purchased power recovery,” Entergy Louisiana is recovering the incremental fuel costs associated with Winter Storm Uri over a five-month period from April 2021 through August 2021.

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by the storms are currently estimated to be approximately $2.05 billion, including approximately $1.74 billion in capital costs and approximately $310 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana is seeking an LPSC determination that $2.10 billion was prudently incurred and, therefore, is eligible for recovery from customers. Additionally, Entergy Louisiana is requesting that the LPSC determine that re-establishment of a storm escrow

Entergy Corporation and Subsidiaries
Notes to Financial Statements
account to the previously authorized amount of $290 million is appropriate. Entergy Louisiana intends to supplement this application with a request regarding the financing and recovery of the recoverable storm restoration costs.

Entergy New Orleans

Hurricane Zeta

In October 2020, Hurricane Zeta caused significant damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Zeta are currently estimated to be approximately $36 million, including approximately $28 million in capital costs and approximately $8 million in non-capital costs. In March 2021, Entergy New Orleans withdrew $44 million from its funded storm reserves. Entergy New Orleans expects to initiate its storm cost recovery proceeding in May 2021.

Entergy Texas

Hurricane Laura, Hurricane Delta, and Winter Storm Uri

In August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to distribution and transmission infrastructure, and the loss of sales during the power outages. In April 2021, Entergy Texas filed an application with the PUCT requesting a determination that its system restoration costs associated with Hurricane Laura, Hurricane Delta, and Winter Storm Uri of approximately $250 million, including approximately $200 million in capital costs and approximately $50 million in non-capital costs were reasonable and necessary to enable Entergy Texas to restore electric service to its customers and Entergy Texas’s electric utility infrastructure. The filing currently includes only a portion of the Winter Storm Uri costs. Entergy Texas expects to initiate a proceeding later in 2021 to securitize the costs approved by the PUCT.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended March 31,
	2021			2020
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$334.6	200.5	$1.67	$118.7	199.8	$0.59
Average dilutive effect of:
Stock options		0.4	(0.01)		0.7	—
Other equity plans		0.2	—		0.4	—
Diluted earnings per share	$334.6	201.1	$1.66	$118.7	200.9	$0.59

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1.0 million for the three months ended March 31, 2021 and approximately 0.5 million for the three months ended March 31, 2020.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.95 for the three months ended March 31, 2021 and $0.93 for the three months ended March 31, 2020.

Treasury Stock

During the three months ended March 31, 2021, Entergy Corporation issued 388,330 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2021.

Retained Earnings

On April 12, 2021, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.95 per share, payable on June 1, 2021, to holders of record as of May 6, 2021.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2021 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2021	$28,719	($534,576)	$56,650	($449,207)

Other comprehensive income (loss) before reclassifications	1,482	—	(45,301)	(43,819)
Amounts reclassified from accumulated other comprehensive income (loss)	(31,062)	22,967	614	(7,481)
Net other comprehensive income (loss) for the period	(29,580)	22,967	(44,687)	(51,300)

Ending balance, March 31, 2021	($861)	($511,609)	$11,963	($500,507)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended March 31, 2021 and 2020:

	Pension and Other Postretirement Liabilities
	2021	2020
	(In Thousands)
Beginning balance, January 1,	$4,327	$4,562

Other comprehensive income (loss) before reclassifications	—	10,050
Amounts reclassified from accumulated other comprehensive income (loss)	(407)	(583)
Net other comprehensive income (loss) for the period	(407)	9,467

Ending balance, March 31,	$3,920	$14,029

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended March 31, 2021 and 2020 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2021	2020
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$39,367	$94,423	Competitive business operating revenues
Interest rate swaps	(48)	(48)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	39,319	94,375
Income taxes	(8,257)	(19,819)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$31,062	$74,556

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,248	$3,719	(a)
Amortization of loss	(34,529)	(27,318)	(a)
Total amortization	(29,281)	(23,599)
Income taxes	6,314	4,049	Income taxes
Total amortization (net of tax)	($22,967)	($19,550)

Net unrealized investment gain (loss)
Realized gain (loss)	($972)	$3,116	Interest and investment income
Income taxes	358	(1,147)	Income taxes
Total realized investment gain (loss) (net of tax)	($614)	$1,969

Total reclassifications for the period (net of tax)	$7,481	$56,975

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional

Entergy Corporation and Subsidiaries
Notes to Financial Statements
details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended March 31, 2021 and 2020 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2021	2020
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,230	$1,089	(a)
Amortization of loss	(679)	(301)	(a)
Total amortization	551	788
Income taxes	(144)	(205)	Income taxes
Total amortization (net of tax)	407	583

Total reclassifications for the period (net of tax)	$407	$583

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in September 2024.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2021 was 1.63% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2021.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$55	$6	$3,439

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of March 31, 2021, Entergy Corporation had approximately $1,028 million of commercial paper outstanding.  The weighted-average interest rate for the three months ended March 31, 2021 was 0.34%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2021 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2021	Letters of Credit Outstanding as of March 31, 2021
Entergy Arkansas	April 2022	$25 million (b)	2.75%	$—	$—
Entergy Arkansas	September 2024	$150 million (c)	1.21%	$—	$—
Entergy Louisiana	September 2024	$350 million (c)	1.21%	$—	$—
Entergy Mississippi	April 2022	$37.5 million (d)	1.58%	$—	$—
Entergy Mississippi	April 2022	$35 million (d)	1.58%	$—	$—
Entergy Mississippi	April 2022	$10 million (d)	1.58%	$—	$—
Entergy New Orleans	November 2021	$25 million (c)	1.36%	$—	$—
Entergy Texas	September 2024	$150 million (c)	1.58%	$—	$1.3 million

(a)The interest rate is the estimated interest rate as of March 31, 2021 that would have been applied to outstanding borrowings under the facility.
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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities primarily as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of March 31, 2021:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	MISO Letters of Credit Issued as of March 31, 2021 (a) (b)
Entergy Arkansas	$25 million	0.78%	$1 million
Entergy Louisiana	$125 million	0.78%	$12.8 million
Entergy Mississippi	$65 million	0.78%	$1 million
Entergy New Orleans	$15 million	1.00%	$2 million
Entergy Texas	$50 million	0.70%	$30.2 million

(a)As of March 31, 2021, letters of credit posted with MISO covered financial transmission rights exposure of $0.4 million for Entergy Arkansas, $0.2 million for Entergy Louisiana, $0.4 million for Entergy Mississippi, and $0.1 million for Entergy New Orleans. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of March 31, 2021, in addition to the $1 million MISO letter of credit, Entergy Mississippi has $1 million of non-MISO letters of credit outstanding under this facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through July 14, 2022. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following were the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2021 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$150	$25
Entergy Texas	$200	$31
System Energy	$200	$—

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs have commercial paper programs in place. Following is a summary as of March 31, 2021:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2021
		(Dollars in Millions)
Entergy Arkansas VIE	September 2022	$80	1.26%	$4.8
Entergy Louisiana River Bend VIE	September 2022	$105	1.24%	$70.5
Entergy Louisiana Waterford VIE	September 2022	$105	1.25%	$73.2
System Energy VIE	September 2022	$120	1.23%	$63.4

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The nuclear fuel company variable interest entities had notes payable that were included in debt on the respective balance sheets as of March 31, 2021 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Arkansas VIE	3.17% Series M due December 2023	$40 million
Entergy Louisiana River Bend VIE	2.51% Series V due June 2027	$70 million
Entergy Louisiana Waterford VIE	3.22% Series I due December 2023	$20 million
System Energy VIE	2.05% Series K due September 2027	$90 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Entergy Arkansas, Entergy Louisiana, and System Energy each have obtained financing authorizations from the FERC that extend through July 14, 2022 for issuances by its nuclear fuel company variable interest entities.

Debt Issuances and Retirements

(Entergy Corporation)

In March 2021, Entergy Corporation issued $650 million of 1.90% Series senior notes due June 2028 and $650 million of 2.40% Series senior notes due June 2031. Entergy Corporation used the proceeds to repay a portion of its outstanding commercial paper and for general corporate purposes.

(Entergy Arkansas)

In March 2021, Entergy Arkansas issued $400 million of 3.35% Series mortgage bonds due June 2052. Entergy Arkansas expects to use, or has used, the proceeds, together with other funds, to finance in part the purchase of the Searcy Solar Facility, to repay a portion of the debt outstanding under its $150 million long-term revolving credit facility, to repay a portion of the debt outstanding under its $25 million short-term revolving credit facility, and for general corporate purposes.

(Entergy Louisiana)

In March 2021, Entergy Louisiana issued $500 million of 2.35% Series mortgage bonds due June 2032 and $500 million of 3.10% Series mortgage bonds due June 2041. Entergy Louisiana used the proceeds, together with other funds, to repay on or prior to maturity, its $200 million of 4.80% Series mortgage bonds due May 2021, to finance, on an interim basis, storm restoration costs related to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and the winter storms of February 2021, and for general corporate purposes.

In April 2021, Entergy Louisiana arranged for the issuance by the Louisiana Local Government Environmental Facilities and Community Development Authority of (i) $16.2 million of 2.00% pollution control revenue bonds Series 2021A due June 2030, and (ii) $182.480 million of 2.50% pollution control revenue bonds Series 2021B due April 2036, each of which is evidenced by a separate series of collateral trust mortgage bonds of Entergy Louisiana. A portion of the proceeds were applied in April 2021 to the refunding of $83.680 million of outstanding pollution control revenue bonds previously issued on behalf of Entergy Louisiana. The remainder of the proceeds were held in trust as of April 1, 2021 and are expected to be applied in June 2021 to the refunding of $115 million of outstanding pollution control revenue bonds previously issued on behalf of Entergy Louisiana.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(Entergy Mississippi)

In March 2021, Entergy Mississippi issued $200 million of 3.50% Series mortgage bonds due June 2051. Entergy Mississippi used the proceeds, together with other funds, to repay a portion of the debt outstanding under its three short-term revolving credit facilities with an aggregate commitment of $82.5 million and for general corporate purposes.

(Entergy Texas)

In May 2021, Entergy Texas redeemed $125 million of 2.55% Series mortgage bonds due June 2021.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2021 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$24,704,475	$25,716,967
Entergy Arkansas	$3,958,751	$4,126,514
Entergy Louisiana	$10,059,885	$10,681,713
Entergy Mississippi	$1,981,429	$2,084,891
Entergy New Orleans	$642,412	$584,475
Entergy Texas	$2,465,827	$2,545,973
System Energy	$768,969	$785,758

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2020 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$22,369,776	$24,813,818
Entergy Arkansas	$3,967,507	$4,355,632
Entergy Louisiana	$9,027,451	$10,258,294
Entergy Mississippi	$1,780,577	$2,021,432
Entergy New Orleans	$642,233	$620,634
Entergy Texas	$2,493,708	$2,765,193
System Energy	$805,274	$840,540

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

Stock Options

Entergy granted options on 508,704 shares of its common stock under the 2019 Omnibus Incentive Plan during the first quarter 2021 with a fair value of $12.27 per option.  As of March 31, 2021, there were options on 2,890,582 shares of common stock outstanding with a weighted-average exercise price of $90.75.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2021.  The aggregate intrinsic value of the stock options outstanding as of March 31, 2021 was $41.6 million.

The following table includes financial information for outstanding stock options for the three months ended March 31, 2021 and 2020:

	2021	2020
	(In Millions)
Compensation expense included in Entergy’s net income	$1.0	$1.0
Tax benefit recognized in Entergy’s net income	$0.3	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.4	$0.4

Other Equity Awards

In January 2021 the Board approved and Entergy granted 392,382 restricted stock awards and 203,983 long-term incentive awards under the 2019 Omnibus Incentive Plan.  The restricted stock awards were made effective on January 28, 2021 and were valued at $95.87 per share, which was the closing price of Entergy’s common stock on that date.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period. One-third of the restricted stock awards and accrued dividends will vest upon each anniversary of the grant date.

In addition, long-term incentive awards were also granted in the form of performance units that represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. To emphasize the importance of strong cash generation for the long-term health of its business, Entergy Corporation is replacing the cumulative adjusted earnings per share metric with a credit measure – adjusted funds from operations/debt ratio for the 2021-2023 performance period. Performance will be measured based eighty percent on relative total shareholder return and twenty percent on the credit measure.  The performance units were granted on January 28, 2021 and eighty percent were valued at $110.74 per share based on various factors, primarily market conditions; and twenty percent were valued at $95.87 per share, the closing price of Entergy’s common stock on that date.  Performance units have the same dividend rights as shares of Entergy common stock and are considered issued and outstanding shares of Entergy upon vesting. Performance units are expensed ratably over the three-year vesting period and compensation cost for the portion of the award based on cumulative adjusted earnings per share will be adjusted based on the number of units that ultimately vest. See Note 12 to the financial statements in the Form 10-K for a description of the Long-Term Performance Unit Program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for other outstanding equity awards for the three months ended March 31, 2021 and 2020:

	2021	2020
	(In Millions)
Compensation expense included in Entergy’s net income	$10.8	$9.4
Tax benefit recognized in Entergy’s net income	$2.7	$2.4
Compensation cost capitalized as part of fixed assets and materials and supplies	$4.0	$3.4

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the first quarters of 2021 and 2020, included the following components:

	2021	2020
	(In Thousands)
Service cost - benefits earned during the period	$45,241	$40,379
Interest cost on projected benefit obligation	46,099	60,799
Expected return on assets	(105,713)	(103,565)
Amortization of net loss	104,392	87,259
Net pension costs	$90,019	$84,872

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the first quarters of 2021 and 2020, included the following components:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$7,418	$10,043	$2,364	$796	$1,801	$2,314
Interest cost on projected benefit obligation	8,341	9,562	2,462	1,029	1,949	2,142
Expected return on assets	(19,670)	(22,538)	(5,587)	(2,622)	(5,237)	(4,778)
Amortization of net loss	19,303	19,204	5,668	2,270	3,711	5,326
Net pension cost	$15,392	$16,271	$4,907	$1,473	$2,224	$5,004

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,566	$8,794	$2,023	$663	$1,546	$1,965
Interest cost on projected benefit obligation	11,433	12,841	3,340	1,456	2,782	2,814
Expected return on assets	(19,622)	(22,402)	(5,757)	(2,627)	(5,486)	(4,663)
Amortization of net loss	16,897	16,627	4,748	2,005	3,265	4,279
Net pension cost	$15,274	$15,860	$4,354	$1,497	$2,107	$4,395

Non-Qualified Net Pension Cost

Entergy recognized $4.6 million and $4.5 million in pension cost for its non-qualified pension plans in the first quarters of 2021 and 2020, respectively.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the first quarters of 2021 and 2020:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2021	$90	$44	$96	$8	$115
2020	$83	$37	$90	$8	$117

Components of Net Other Postretirement Benefit Cost (Income)

Entergy’s other postretirement benefit cost (income), including amounts capitalized, for the first quarters of 2021 and 2020, included the following components:

	2021	2020
	(In Thousands)
Service cost - benefits earned during the period	$6,645	$5,801
Interest cost on accumulated postretirement benefit obligation (APBO)	5,320	7,932
Expected return on assets	(10,805)	(10,328)
Amortization of prior service credit	(8,267)	(5,922)
Amortization of net loss	713	468
Net other postretirement benefit income	($6,394)	($2,049)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the first quarters of 2021 and 2020, included the following components:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,034	$1,544	$362	$109	$346	$335
Interest cost on APBO	932	1,130	278	130	317	220
Expected return on assets	(4,505)	—	(1,384)	(1,438)	(2,548)	(789)
Amortization of prior service credit	(280)	(1,230)	(444)	(229)	(936)	(109)
Amortization of net (gain) loss	49	(91)	19	(178)	100	15
Net other postretirement benefit cost (income)	($2,770)	$1,353	($1,169)	($1,606)	($2,721)	($328)

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$828	$1,423	$351	$105	$303	$294
Interest cost on APBO	1,217	1,723	422	227	582	307
Expected return on assets	(4,326)	—	(1,307)	(1,355)	(2,435)	(748)
Amortization of prior service credit	(661)	(1,089)	(321)	(76)	(550)	(219)
Amortization of net (gain) loss	55	(199)	29	(38)	212	20
Net other postretirement benefit cost (income)	($2,887)	$1,858	($826)	($1,137)	($1,888)	($346)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the first quarters of 2021 and 2020:

2021	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,288	($40)	$5,248
Amortization of net loss	(33,439)	(495)	(595)	(34,529)
	($33,439)	$4,793	($635)	($29,281)
Entergy Louisiana
Amortization of prior service credit	$—	$1,230	$—	$1,230
Amortization of net gain (loss)	(769)	91	(1)	(679)
	($769)	$1,321	($1)	$551

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$3,776	($57)	$3,719
Amortization of net gain (loss)	(26,462)	(25)	(831)	(27,318)
	($26,462)	$3,751	($888)	($23,599)
Entergy Louisiana
Amortization of prior service credit	$—	$1,089	$—	$1,089
Amortization of net gain (loss)	(499)	199	(1)	(301)
	($499)	$1,288	($1)	$788

Accounting for Pension and Other Postretirement Benefits

In accordance with ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and are presented by Entergy in miscellaneous - net in other income.

Other Postretirement Benefits

In March 2020, Entergy announced changes to its other postretirement benefits. Effective January 1, 2021, certain retired, former non-bargaining employees age 65 and older who are eligible for Entergy-sponsored retiree welfare benefits, and their eligible spouses who are age 65 and older (collectively, Medicare-eligible participants), are eligible to participate in a new Entergy-sponsored retiree health plan, and are no longer eligible for retiree coverage under the Entergy Corporation Companies’ Benefits Plus Medical, Dental and Vision Plans. Under the new Entergy retiree health plan, Medicare-eligible participants are eligible to participate in a health reimbursement arrangement which they may use towards the purchase of various types of qualified insurance offered through a Medicare exchange provider and for other qualified medical expenses. In accordance with accounting standards, the effects of this change were reflected in the March 31, 2020 other postretirement obligation.

Employer Contributions

Based on current assumptions, Entergy expects to contribute $356 million to its qualified pension plans in 2021.  As of March 31, 2021, Entergy had contributed $152.2 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2021:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2021 pension contributions	$66,649	$59,882	$13,715	$5,395	$6,955	$18,663
Pension contributions made through March 2021	$21,361	$29,159	$4,799	$2,629	$2,935	$6,675
Remaining estimated pension contributions to be made in 2021	$45,288	$30,723	$8,916	$2,766	$4,020	$11,988

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of March 31, 2021 were Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the first quarters of 2021 and 2020 was as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
2021
Operating revenues	$2,596,616	$248,219	$23	($20)	$2,844,838
Income taxes	$59,734	$15,560	($9,352)	$—	$65,942
Consolidated net income (loss)	$360,600	$38,124	($27,680)	($31,899)	$339,145
Total assets as of March 31, 2021	$56,086,185	$3,793,754	$867,301	($2,079,612)	$58,667,628
2020
Operating revenues	$2,094,629	$332,549	$11	($10)	$2,427,179
Income taxes	($52,949)	($30,540)	$12,295	$—	($71,194)
Consolidated net income (loss)	$323,849	($110,428)	($58,228)	($31,899)	$123,294
Total assets as of December 31, 2020	$55,940,153	$3,800,378	$552,632	($2,053,951)	$58,239,212

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total restructuring charges for the first quarters of 2021 and 2020 were comprised of the following:

	2021			2020
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$145	$14	$159	$129	$14	$143
Restructuring costs accrued	13	—	13	21	—	21
Cash paid out	1	—	1	—	—	—
Balance as of March 31,	$157	$14	$171	$150	$14	$164

In addition, Entergy Wholesale Commodities incurred $3 million in the first quarter 2021 and $5 million in the first quarter 2020 of impairment and other related charges associated with these strategic decisions and transactions.

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses associated with management’s strategy to exit the merchant power business of approximately $40 million in 2021, of which $13 million has been incurred as of March 31, 2021, and a total of approximately $15 million in 2022.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation. Entergy Wholesale Commodities is hedging the variability in future cash flows with derivatives for forecasted power transactions through April 30, 2021.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 98% for the remainder of 2021, of which approximately 12% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2021 is 5.8 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of March 31, 2021, a derivative contract with one counterparty is in a liability position (approximately $1 million total). In addition to the corporate guarantee, $6 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $7 million in letters of credit

Entergy Corporation and Subsidiaries
Notes to Financial Statements
were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2020, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $5 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $39 million in letters of credit were required to be posted by it counterparties to the Entergy subsidiary. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy had executed natural gas swaps and options as of March 31, 2021 was 3 years for Entergy Louisiana and the maximum length of time over which Entergy had executed natural gas swaps as of March 31, 2021 was 7 months for Entergy Mississippi. The total volume of natural gas swaps and options outstanding as of March 31, 2021 was 41,296,000 MMBtu for Entergy, including 21,920,000 MMBtu for Entergy Louisiana and 19,376,000 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2020, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2020 through May 31, 2021. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of March 31, 2021 was 23,009 GWh for Entergy, including 5,765 GWh for Entergy Arkansas, 10,716 GWh for Entergy Louisiana, 2,576 GWh for Entergy Mississippi, 1,055 GWh for Entergy New Orleans, and 2,820 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of March 31, 2021 and December 31, 2020. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of March 31, 2021 and for Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of March 31, 2021 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps and options	Prepayments and other (current portion)	$1	$—	$1	Utility
Financial transmission rights	Prepayments and other	$4	$—	$4	Utility and Entergy Wholesale Commodities
Liabilities:
Natural gas swaps and options	Other current liabilities (current portion)	$2	$—	$2	Utility
Natural gas swaps and options	Other non-current liabilities (non-current portion)	$1	$—	$1	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2020 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$39	($1)	$38	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps and options	Prepayments and other (current portion)	$1	$—	$1	Utility
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$1	$—	$1	Utility
Financial transmission rights	Prepayments and other	$9	$—	$9	Utility and Entergy Wholesale Commodities
Liabilities:
Natural gas swaps and options	Other current liabilities (current portion)	$6	$—	$6	Utility
Natural gas swaps and options	Other non-current liabilities (non-current portion)	$1	$—	$1	Utility

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet
(d)Excludes cash collateral in the amount of $6 million posted as of March 31, 2021 and $5 million posted as of December 31, 2020. Also excludes letters of credit in the amount of $1 million posted and $7 million held as of March 31, 2021 and $1 million posted and $39 million held as of December 31, 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended March 31, 2021 and 2020 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2021
Electricity swaps and options	$2	Competitive businesses operating revenues	$39

2020
Electricity swaps and options	$67	Competitive businesses operating revenues	$94

(a)Before taxes of $8 million and $20 million for the three months ended March 31, 2021 and 2020, respectively

Based on market prices as of March 31, 2021, unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled $0.3 million, which are expected to be reclassified from accumulated other comprehensive income to operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2021 and 2020 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$7
Financial transmission rights	Purchased power expense	(b)	$128
Electricity swaps and options (c)	Competitive business operating revenues		($2)

2020
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($7)
Financial transmission rights	Purchased power expense	(b)	$13
Electricity swaps and options (c)	Competitive business operating revenues		$—

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

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of March 31, 2021 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$1.0	$—	$1.0	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$0.4	$—	$0.4	Entergy Louisiana

Financial transmission rights	Prepayments and other	$1.5	($0.1)	$1.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$1.3	($0.1)	$1.2	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.3	$—	$0.3	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.1	$—	$0.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$0.5	$—	$0.5	Entergy Texas

Liabilities:
Natural gas swaps and options	Other non-current liabilities	$0.8	$—	$0.8	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.3	$—	$2.3	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2020 were as follows:

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$0.8	$—	$0.8	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$0.5	$—	$0.5	Entergy Louisiana
Financial transmission rights	Prepayments and other	$2.9	($0.2)	$2.7	Entergy Arkansas
Financial transmission rights	Prepayments and other	$4.3	($0.1)	$4.2	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.6	$—	$0.6	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.2	($0.1)	$0.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.6	$—	$1.6	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$0.3	$—	$0.3	Entergy Louisiana
Natural gas swaps and options	Other non-current liabilities	$1.3	$—	$1.3	Entergy Louisiana
Natural gas swaps	Other current liabilities	$5.0	$—	$5.0	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.3	$—	$0.3	Entergy New Orleans

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of March 31, 2021, letters of credit posted with MISO covered financial transmission rights exposure of $0.4 million for Entergy Arkansas, $0.2 million for Entergy Louisiana, $0.4 million for Entergy Mississippi, and $0.1 million for Entergy New Orleans. As of December 31, 2020, letters of credit posted with MISO covered financial transmission rights exposure of $0.3 million for Entergy Louisiana, $0.2 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, and $0.5 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended March 31, 2021 and 2020 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$1.8	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$5.2	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$26.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$12.3	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$7.2	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.3	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$77.9	(b)	Entergy Texas

2020
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($1.3)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.2)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.4)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$4.6	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$5.3	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	($0.1)	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$2.4	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,675	$—	$—	$1,675
Decommissioning trust funds (a):
Equity securities	807	—	—	807
Debt securities (b)	1,489	1,947	—	3,436
Common trusts (c)				3,102
Securitization recovery trust account	44	—	—	44
Escrow accounts	103	—	—	103
Gas hedge contracts	1	—	—	1
Financial transmission rights	—	—	4	4
	$4,119	$1,947	$4	$9,172

Liabilities:
Gas hedge contracts	$2	$1	$—	$3

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,630	$—	$—	$1,630
Decommissioning trust funds (a):
Equity securities	1,533	—	—	1,533
Debt securities (b)	919	1,698	—	2,617
Common trusts (c)				3,103
Power contracts	—	—	38	38
Securitization recovery trust account	42	—	—	42
Escrow accounts	148	—	—	148
Gas hedge contracts	1	1	—	2
Financial transmission rights	—	—	9	9
	$4,273	$1,699	$47	$9,122
Liabilities:
Gas hedge contracts	$6	$1	$—	$7

(a)The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(b)The decommissioning trust funds fair values presented herein do not include the recognition of a credit loss valuation allowance of $6.4 million as of March 31, 2021 and $0.1 million as of December 31, 2020 on debt securities due to the adoption of ASU 2016-13. See Note 9 to the financial statements herein for additional information on the allowance for expected credit losses.
(c)Common trust funds are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2021 and 2020:

	2021		2020
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$38	$9	$118	$10
Total gains (losses) for the period (a)
Included in earnings	(2)	4	(18)	—
Included in other comprehensive income	2	—	67	—
Included as a regulatory liability/asset	—	119	—	7
Settlements	(38)	(128)	(82)	(13)
Balance as of March 31,	$—	$4	$85	$4

(a)Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period was $0.7 million for the three months ended March 31, 2021 and $1 million for the three months ended March 31, 2020.
The fair values of the Level 3 financial transmission rights are based on unobservable inputs calculated internally and verified against historical pricing data published by MISO.

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$123.7	$—	$—	$123.7
Decommissioning trust funds (a):
Equity securities	53.3	—	—	53.3
Debt securities	89.9	336.0	—	425.9
Common trusts (b)				831.9
Financial transmission rights	—	—	1.4	1.4
	$266.9	$336.0	$1.4	$1,436.2

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$168.0	$—	$—	$168.0
Decommissioning trust funds (a):
Equity securities	1.3	—	—	1.3
Debt securities	98.2	349.7	—	447.9
Common trusts (b)				824.7
Financial transmission rights	—	—	2.7	2.7
	$267.5	$349.7	$2.7	$1,444.6

Entergy Louisiana

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$601.6	$—	$—	$601.6
Decommissioning trust funds (a):
Equity securities	68.8	—	—	68.8
Debt securities	218.9	413.9	—	632.8
Common trusts (b)				1,177.7
Securitization recovery trust account	8.8	—	—	8.8
Gas hedge contracts	1.0	0.4	—	1.4
Financial transmission rights	—	—	1.2	1.2
	$899.1	$414.3	$1.2	$2,492.3

Liabilities:
Gas hedge contracts	$—	$0.8	$—	$0.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$726.7	$—	$—	$726.7
Decommissioning trust funds (a):
Equity securities	8.7	—	—	8.7
Debt securities	172.4	459.8	—	632.2
Common trusts (b)				1,153.1
Securitization recovery trust account	2.7	—	—	2.7
Gas hedge contracts	0.8	0.5	—	1.3
Financial transmission rights	—	—	4.2	4.2
	$911.3	$460.3	$4.2	$2,528.9

Liabilities:
Gas hedge contracts	$0.3	$1.3	$—	$1.6

Entergy Mississippi

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$76.7	$—	$—	$76.7
Escrow accounts	64.6	—	—	64.6
Financial transmission rights	—	—	0.3	0.3
	$141.3	$—	$0.3	$141.6

Liabilities:
Gas hedge contracts	$2.3	$—	$—	$2.3

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$64.6	$—	$—	$64.6
Financial transmission rights	—	—	0.6	0.6
	$64.6	$—	$0.6	$65.2

Liabilities:
Gas hedge contracts	$5.0	$—	$—	$5.0

Entergy New Orleans

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$6.8	$—	$—	$6.8
Escrow accounts	38.8	—	—	38.8
Financial transmission rights	—	—	0.1	0.1
	$45.6	$—	$0.1	$45.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$3.4	$—	$—	$3.4
Escrow accounts	83.0	—	—	83.0
Financial transmission rights	—	—	0.1	0.1
	$86.4	$—	$0.1	$86.5

Liabilities:
Gas hedge contracts	$0.3	$—	$—	$0.3

Entergy Texas

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$28.1	$—	$—	$28.1
Financial transmission rights	—	—	0.5	0.5
	$28.1	$—	$0.5	$28.6

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$248.6	$—	$—	$248.6
Securitization recovery trust account	36.2	—	—	36.2
Financial transmission rights	—	—	1.6	1.6
	$284.8	$—	$1.6	$286.4
System Energy

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$132.1	$—	$—	$132.1
Decommissioning trust funds (a):
Equity securities	60.6	—	—	60.6
Debt Securities	179.4	227.0	—	406.4
Common trusts (b)				782.8
	$372.1	$227.0	$—	$1,381.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$216.4	$—	$—	$216.4
Decommissioning trust funds (a):
Equity securities	3.8	—	—	3.8
Debt securities	177.3	250.4	—	427.7
Common trusts (b)				784.4
	$397.5	$250.4	$—	$1,432.3

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2021.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$2.7	$4.2	$0.6	$0.1	$1.6
Gains (losses) included as a regulatory liability/asset	24.8	9.3	6.9	1.2	76.8
Settlements	(26.1)	(12.3)	(7.2)	(1.2)	(77.9)
Balance as of March 31,	$1.4	$1.2	$0.3	$0.1	$0.5

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

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for the Entergy Wholesale Commodities nuclear plants do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds are recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity.  Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings. A portion of Entergy’s decommissioning trust funds were held in a wholly-owned registered investment company, and unrealized gains and losses on both the equity and debt securities held in the registered investment company were recognized in earnings. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The unrealized gains/(losses) recognized during the three months ended March 31, 2021 on equity securities still held as of March 31, 2021 were $200 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of March 31, 2021 and December 31, 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$3,436	$102	$43

2020
Debt Securities	$2,617	$197	$3

The unrealized gains/(losses) above are reported before deferred taxes of $5 million as of March 31, 2021 and $31 million as of December 31, 2020 for debt securities. The amortized cost of available-for-sale debt securities was $3,376 million as of March 31, 2021 and $2,423 million as of December 31, 2020.  As of March 31, 2021, available-for-sale debt securities had an average coupon rate of approximately 2.59%, an average duration of approximately 5.98 years, and an average maturity of approximately 8.45 years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1,748	$43	$187	$3
More than 12 months	3	—	2	—
Total	$1,751	$43	$189	$3

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2021 and December 31, 2020 were as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	($4)
1 year - 5 years	1,027	672
5 years - 10 years	1,257	852
10 years - 15 years	492	377
15 years - 20 years	128	144
20 years+	532	576
Total	$3,436	$2,617

During the three months ended March 31, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $524 million and $400 million, respectively.  During the three months ended March 31, 2021 and 2020, gross gains of $11 million and $14 million, respectively, and gross losses of $11 million and $3 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of March 31, 2021 were $631 million for Indian Point 1, $760 million for Indian Point 2, $970 million for Indian Point 3, and $545 million for Palisades. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2020 were $631 million for Indian Point 1, $794 million for Indian Point 2, $991 million for Indian Point 3, and $554 million for Palisades. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2021 and December 31, 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$425.9	$13.2	$6.8

2020
Debt Securities	$447.9	$27.7	$0.3

The amortized cost of available-for-sale debt securities was $419.5 million as of March 31, 2021 and $420.4 million as of December 31, 2020.  As of March 31, 2021, available-for-sale debt securities had an average coupon rate of approximately 2.42%, an average duration of approximately 6.40 years, and an average maturity of approximately 7.62 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2021 on equity securities still held as of March 31, 2021 was $45.2 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$139.1	$6.8	$29.9	$0.3
More than 12 months	—	—	—	—
Total	$139.1	$6.8	$29.9	$0.3

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2021 and December 31, 2020 were as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	$—
1 year - 5 years	84.7	113.1
5 years - 10 years	179.2	189.8
10 years - 15 years	100.8	81.4
15 years - 20 years	26.7	28.5
20 years+	34.5	35.1
Total	$425.9	$447.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the three months ended March 31, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $13.8 million and $48.6 million, respectively.  During the three months ended March 31, 2021 and 2020, gross gains of $0.8 million and $4.5 million, respectively, and gross losses of $0.1 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2021 and December 31, 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$632.8	$31.2	$4.6

2020
Debt Securities	$632.2	$51.3	$0.5

The amortized cost of available-for-sale debt securities was $606.3 million as of March 31, 2021 and $581.4 million as of December 31, 2020.  As of March 31, 2021, the available-for-sale debt securities had an average coupon rate of approximately 3.25%, an average duration of approximately 6.59 years, and an average maturity of approximately 11.56 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2021 on equity securities still held as of March 31, 2021 was $64.9 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$171.7	$4.6	$36.4	$0.5
More than 12 months	2.3	—	0.8	—
Total	$174.0	$4.6	$37.2	$0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2021 and December 31, 2020 were as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	$—
1 year - 5 years	89.3	117.0
5 years - 10 years	186.0	159.4
10 years - 15 years	113.7	101.2
15 years - 20 years	63.4	66.9
20 years+	180.4	187.7
Total	$632.8	$632.2

During the three months ended March 31, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $108.4 million and $67.4 million, respectively.  During the three months ended March 31, 2021 and 2020, gross gains of $3.3 million and $2.9 million, respectively, and gross losses of $3.2 million and $0.6 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2021 and December 31, 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$406.4	$14.3	$5.0

2020
Debt Securities	$427.7	$30.0	$0.8

The amortized cost of available-for-sale debt securities was $397 million as of March 31, 2021 and $398.4 million as of December 31, 2020.  As of March 31, 2021, available-for-sale debt securities had an average coupon rate of approximately 2.36%, an average duration of approximately 6.31 years, and an average maturity of approximately 9.62 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2021 on equity securities still held as of March 31, 2021 was $43.1 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$157.5	$5.0	$28.9	$0.8
More than 12 months	—	—	—	—
Total	$157.5	$5.0	$28.9	$0.8

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2021 and December 31, 2020 were as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	($1.1)
1 year - 5 years	136.2	134.7
5 years - 10 years	120.4	141.5
10 years - 15 years	35.1	31.5
15 years - 20 years	4.5	5.3
20 years+	110.2	115.8
Total	$406.4	$427.7

During the three months ended March 31, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $74.1 million and $92 million, respectively.  During the three months ended March 31, 2021 and 2020, gross gains of $1.2 million and $1.7 million, respectively, and gross losses of $1.6 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy estimates the expected credit losses for its available-for-sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  As of March 31, 2021 and December 31, 2020, Entergy’s allowance for expected credit losses related to available-for-sale securities were $6.4 million and $0.1 million, respectively. Entergy did not record any impairments of available-for-sale debt securities for the three months ended March 31, 2021 and 2020.

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

	Three Months Ended March 31,
	2021	2020
	(In Millions)
Entergy	$41	$30
Entergy Arkansas	$8	$13
Entergy Louisiana	$8	$8
Entergy New Orleans	$—	$3
Entergy Texas	$7	$6
System Entergy	$18	$—
NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2021 were $496.4 million for Entergy, $39.6 million for Entergy Arkansas, $330.4 million for Entergy Louisiana, $24.1 million for Entergy Mississippi, $4 million for Entergy New Orleans, $44.6 million for Entergy Texas, and $17.7 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2020 were $745 million for Entergy, $59.7 million for Entergy Arkansas, $460.5 million for Entergy Louisiana, $31.4 million for Entergy Mississippi, $9.2 million for Entergy New Orleans, $116.8 million for Entergy Texas, and $17.7 million for System Energy.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in the three months ended March 31, 2021 and in the three months ended March 31, 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 13.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Utility:
Residential	$966,855	$798,028
Commercial	572,676	538,940
Industrial	597,652	557,515
Governmental	56,798	52,582
Total billed retail	2,193,981	1,947,065

Sales for resale (a)	205,075	53,725
Other electric revenues (b)	80,261	50,166
Revenues from contracts with customers	2,479,317	2,050,956
Other revenues (c)	59,103	(318)
Total electric revenues	2,538,420	2,050,638

Natural gas	58,168	43,976

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	232,113	216,002
Other revenues (c)	16,137	116,563
Total competitive businesses revenues	248,250	332,565

Total operating revenues	$2,844,838	$2,427,179

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total revenues for the three months ended March 31, 2021 and 2020 were as follows:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$237,182	$335,760	$147,636	$66,427	$179,850
Commercial	106,416	224,649	97,936	47,799	95,876
Industrial	103,412	347,009	33,980	6,789	106,462
Governmental	4,256	18,616	10,543	16,380	7,003
Total billed retail	451,266	926,034	290,095	137,395	389,191
Sales for resale (a)	110,085	80,428	40,311	4,696	74,073
Other electric revenues (b)	19,583	43,910	3,950	(3,359)	17,529
Revenues from contracts with customers	580,934	1,050,372	334,356	138,732	480,793
Other revenues (c)	2,452	29,291	2,263	416	(573)
Total electric revenues	583,386	1,079,663	336,619	139,148	480,220
Natural gas	—	27,981	—	30,187	—
Total operating revenues	$583,386	$1,107,644	$336,619	$169,335	$480,220

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$219,688	$259,860	$127,102	$50,899	$140,480
Commercial	111,245	202,246	96,798	45,505	83,146
Industrial	101,088	322,342	36,390	7,347	90,348
Governmental	4,030	16,754	10,327	15,851	5,620
Total billed retail	436,051	801,202	270,617	119,602	319,594
Sales for resale (a)	41,140	78,530	14,422	10,170	8,629
Other electric revenues (b)	1,596	32,008	6,443	763	10,702
Revenues from contracts with customers	478,787	911,740	291,482	130,535	338,925
Other revenues (c)	3,125	801	2,440	(7,104)	411
Total electric revenues	481,912	912,541	293,922	123,431	339,336
Natural gas	—	18,106	—	25,871	—
Total operating revenues	$481,912	$930,647	$293,922	$149,302	$339,336

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. Due to the effect of the COVID-19 pandemic on customer receivables, however, Entergy recorded increases in its allowance for doubtful accounts in 2020. The following table sets forth a reconciliation of changes in the allowance for doubtful accounts for the three months ended March 31, 2021 and 2020.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2020	$117.7	$18.3	$45.7	$19.5	$17.4	$16.8
Provisions	3.2	2.4	2.3	(2.2)	1.8	(1.1)
Write-offs	(3.8)	(0.1)	(2.1)	(0.8)	—	(0.8)
Recoveries	1.9	0.6	0.7	0.3	0.2	0.1
Balance as of March 31, 2021	$119.0	$21.2	$46.6	$16.8	$19.4	$15.0

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2019	$7.4	$1.2	$1.9	$0.6	$3.2	$0.5
Provisions	6.6	1.2	3.0	0.9	0.8	0.7
Write-offs	(8.4)	(1.8)	(3.5)	(1.2)	(0.8)	(1.1)
Recoveries	2.9	0.9	1.1	0.3	0.2	0.5
Balance as of March 31, 2020	$8.5	$1.5	$2.5	$0.6	$3.4	$0.6
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2021, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2021 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Winter Storm Uri

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - February 2021 Winter Storms” in the Form 10-K for a discussion of the winter storms and extreme cold temperatures experienced in the United States, including Entergy Arkansas’s service area, in February 2021 (Winter Storm Uri). Fuel and purchased power costs for Entergy Arkansas were approximately $145 million in February 2021 compared to approximately $40 million in February 2020. See Note 2 to the financial statements herein and in the Form 10-K for discussion of fuel cost recovery at Entergy Arkansas.

In March 2021 the APSC opened an investigation into Arkansas utilities’ preparation, response, operational performance, and communication regarding the February 2021 extreme weather events. In April 2021, the Arkansas Attorney General notified utilities of its intent to conduct an investigation into the fuel costs that were charged during the February 2021 winter storms, specifically, whether there was price gouging by suppliers.

Results of Operations

Net Income

Net income increased $48.4 million primarily due to the reversal in 2021 of the remaining regulatory liability for the formula rate plan 2019 historical year netting adjustment and higher volume/weather, partially offset by a higher effective income tax rate.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2021 to the first quarter 2020:

Amount
(In Millions)
2020 operating revenues	$481.9
Fuel, rider, and other revenues that do not significantly affect net income	63.4
Volume/weather	35.9
Return of unprotected excess accumulated deferred income taxes to customers	5.1
Retail electric price	(2.9)
2021 operating revenues	$583.4

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase of 474 GWh, or 9%, in billed electricity usage, including the effect of more favorable weather on residential sales and increased industrial usage. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the metals industry.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In first quarter 2021, $8 million was returned to customers as compared to $13.1 million in first quarter 2020. There is no effect on net income as the reduction in operating revenues in each period was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Billed electric energy sales for Entergy Arkansas for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	2,470	2,075	19
Commercial	1,266	1,284	(1)
Industrial	1,908	1,811	5
Governmental	54	54	—
Total retail	5,698	5,224	9
Sales for resale:
Associated companies	597	403	48
Non-associated companies	2,030	1,146	77
Total	8,325	6,773	23

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to lower nuclear insurance refunds of $5.8 million, partially offset by a decrease of $2.4 million in nuclear generation expenses primarily due to lower nuclear labor costs, including contract labor.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net in the first quarter 2021 included the reversal of the remaining $38.8 million regulatory liability for the 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2020 formula rate plan filing.

Other income increased primarily due to changes in decommissioning trust fund investment activity.

Income Taxes

The effective income tax rate was 17.3% for the first quarter 2021. The difference in the effective income tax rate for the first quarter 2021 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items,

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
partially offset by state income taxes. See Note 10 to the financial statements herein and Note 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was (17.6%) for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, permanent differences related to income tax deductions for stock-based compensation, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Note 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for discussion of the income tax deductions for stock-based compensation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$192,128	$3,519

Cash flow provided by (used in):
Operating activities	91,573	209,674
Investing activities	(162,611)	(190,551)
Financing activities	2,690	114,850
Net increase (decrease) in cash and cash equivalents	(68,348)	133,973

Cash and cash equivalents at end of period	$123,780	$137,492

Operating Activities

Net cash flow provided by operating activities decreased $118.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to:

•lower collections of receivables from customers, in part due to the COVID-19 pandemic;
•increased fuel costs as a result of Winter Storm Uri. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•$25 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•an increase of $11.2 million in pension contributions in 2021. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by the timing of payments to vendors and a decrease of $6.3 million in spending on nuclear refueling outages in 2021.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities decreased $27.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to:

•a decrease of $33.4 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;
•a decrease of $14.3 million in nuclear construction expenditures primarily as a result of work performed in 2020 on various ANO 2 outage projects;
•a decrease of $13.4 million in transmission construction expenditures primarily due to a lower scope of work performed in 2021 as compared to 2020; and
•money pool activity.

The decrease was partially offset by $55 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $12.5 million for the three months ended March 31, 2021 compared to increasing by $24.9 million for the three months ended March 31, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $112.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to:

•the repayment, at maturity, of $350 million of 3.75% Series mortgage bonds due February 2021;
•issuance of $100 million of 4.00% Series mortgage bonds in March 2020;
•the repayment, at maturity, of $45 million of 2.375% governmental bonds due January 2021; and
•net repayments of long-term borrowings of $7.4 million in 2021 compared to net long-term borrowings of $28.7 million in 2020 on the Entergy Arkansas nuclear fuel company variable interest entity credit facility.

The decrease was partially offset by the issuance of $400 million of 3.35% Series mortgage bonds in March 2021 and money pool activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $21.6 million for the three months ended March 31, 2020.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table.

	March 31, 2021	December 31, 2020
Debt to capital	54.1%	54.8%
Effect of subtracting cash	(0.8%)	(1.2%)
Net debt to net capital	53.3%	53.6%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the debt to capital ratio in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition.  Entergy Arkansas also uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because net debt indicates Entergy Arkansas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
(In Thousands)
$15,610	$3,110	$24,935	($21,634)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in September 2024. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2022. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of March 31, 2021, no cash borrowings and no letters of credit were outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2021, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in September 2022.  As of March 31, 2021, $4.8 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2020 Formula Rate Plan Filing

As discussed in the Form 10-K, in December 2020, Entergy Arkansas filed a petition for rehearing of the APSC’s decision in the 2020 formula rate plan proceeding regarding the 2019 netting adjustment, and in January 2021 the APSC granted further consideration of Entergy Arkansas’s petition. Based on the progress of the proceeding to date, in December 2020, Entergy Arkansas recorded a regulatory liability of $43.5 million to reflect the netting adjustment for 2019, as included in the APSC’s December 2020 order, which would be returned to customers in 2021. Entergy Arkansas also requested an extension of the formula rate plan rider for a second five-year term. In March 2021, the Arkansas Governor signed HB1662 into law (Act 404). Act 404 clarified aspects of the original formula rate plan legislation enacted in 2015, including with respect to the extension of a formula rate plan, the methodology for the netting adjustment, and debt and equity levels; it also reaffirmed the customer protections of the original formula rate plan legislation, including the cap on annual formula rate plan rate changes. Pursuant to Act 404, Entergy Arkansas’s formula rate plan rider is extended for a second five-year term. Entergy Arkansas filed a compliance tariff in its formula rate plan docket in April 2021 to effectuate the netting provisions of Act 404, which reflected a net change in required formula rate plan rider revenue of $39.8 million, effective with the first billing cycle of May 2021. In April 2021 the APSC issued an order approving the compliance tariff and recognizing the formula rate plan extension. Also in April 2021, Entergy Arkansas filed for approval of modifications to the formula rate plan tariff incorporating the provisions in Act 404, and the APSC approved the tariff modifications in April 2021. Given the APSC general staff’s support for the expedited approval of these filings by the APSC, Entergy Arkansas supported an amendment to Act 404 to achieve a reduced return on equity from 9.75% to 9.65% to apply for years applicable to the extension term; that amendment was signed by the Arkansas Governor in April 2021 and is now Act 894. Based on the APSC’s order issued in April 2021, in the first quarter 2021, Entergy Arkansas reversed the remaining regulatory liability for the netting adjustment for 2019.

Energy Cost Recovery Rider

In March 2021, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected a decrease from $0.01052 per kWh to $0.00959 per kWh. The redetermined rate calculation also included an adjustment to account for a portion of the increased fuel costs resulting from the February 2021 winter storms. The redetermined rate became effective with the first billing cycle in April 2021 through the normal operation of the tariff.

Opportunity Sales Proceeding

As discussed in the Form 10-K, in May 2019, Entergy Arkansas filed an application and supporting testimony with the APSC requesting approval of a special rider tariff to recover from its retail customers the costs of the opportunity sales payments made to the other Utility operating companies, and in July 2020 the APSC issued a decision finding that Entergy Arkansas’s application is not in the public interest. In September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of these payments. The court held a hearing in February 2021 regarding issues addressed in the pre-trial conference report, and the parties await further instructions from the court.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Net Metering Legislation

See the Form 10-K for discussion of Arkansas net metering legislation and subsequent APSC net metering proceedings. In January 2021, Entergy Arkansas, pursuant to an APSC order, filed an updated net metering tariff, which was approved in February 2021.

COVID-19 Orders

See the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. In March 2021 the APSC issued an order confirming the lifting of the moratorium on service disconnects effective in May 2021. As of March 31, 2021, Entergy Arkansas recorded a regulatory asset of $11.4 million for costs associated with the COVID-19 pandemic.

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

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020
	(In Thousands)
OPERATING REVENUES
Electric	$583,386	$481,912

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	126,181	87,411
Purchased power	70,221	46,041
Nuclear refueling outage expenses	12,647	16,247
Other operation and maintenance	154,908	151,857
Decommissioning	19,000	17,941
Taxes other than income taxes	29,743	31,060
Depreciation and amortization	88,279	83,521
Other regulatory charges (credits) - net	(37,467)	(20,001)
TOTAL	463,512	414,077

OPERATING INCOME	119,874	67,835

OTHER INCOME
Allowance for equity funds used during construction	2,993	2,917
Interest and investment income	27,887	7,938
Miscellaneous - net	(5,791)	(6,436)
TOTAL	25,089	4,419

INTEREST EXPENSE
Interest expense	33,786	35,623
Allowance for borrowed funds used during construction	(1,290)	(1,281)
TOTAL	32,496	34,342

INCOME BEFORE INCOME TAXES	112,467	37,912

Income taxes	19,430	(6,683)

NET INCOME	$93,037	$44,595

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$93,037	$44,595
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	126,630	123,160
Deferred income taxes, investment tax credits, and non-current taxes accrued	42,885	8,251
Changes in assets and liabilities:
Receivables	(56,256)	32,820
Fuel inventory	17,930	(9,419)
Accounts payable	(21,622)	(42,694)
Taxes accrued	8,365	9,302
Interest accrued	18,837	16,839
Deferred fuel costs	(55,704)	23,594
Other working capital accounts	(8,025)	(2,691)
Provisions for estimated losses	(12,383)	4,695
Other regulatory assets	42,388	(13,187)
Other regulatory liabilities	(38,604)	(161,989)
Pension and other postretirement liabilities	(25,116)	11,704
Other assets and liabilities	(40,789)	164,694
Net cash flow provided by operating activities	91,573	209,674

INVESTING ACTIVITIES
Construction expenditures	(146,334)	(179,117)
Allowance for equity funds used during construction	2,993	2,917
Nuclear fuel purchases	(17,621)	(52,211)
Proceeds from sale of nuclear fuel	16,059	17,210
Proceeds from nuclear decommissioning trust fund sales	143,575	115,030
Investment in nuclear decommissioning trust funds	(148,783)	(121,003)
Change in money pool receivable - net	(12,500)	(24,935)
Changes in securitization account	—	(3,443)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	55,001
Net cash flow used in investing activities	(162,611)	(190,551)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	604,760	264,505
Retirement of long-term debt	(613,706)	(127,203)
Changes in money pool payable - net	—	(21,634)
Other	11,636	(818)
Net cash flow provided by financing activities	2,690	114,850

Net increase (decrease) in cash and cash equivalents	(68,348)	133,973
Cash and cash equivalents at beginning of period	192,128	3,519
Cash and cash equivalents at end of period	$123,780	$137,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$14,359	$17,578

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$122	$24,108
Temporary cash investments	123,658	168,020
Total cash and cash equivalents	123,780	192,128
Accounts receivable:
Customer	215,233	183,719
Allowance for doubtful accounts	(21,176)	(18,334)
Associated companies	56,711	34,216
Other	69,110	35,845
Accrued unbilled revenues	93,324	109,000
Total accounts receivable	413,202	344,446
Deferred fuel costs	2,506	—
Fuel inventory - at average cost	25,881	43,811
Materials and supplies - at average cost	243,721	237,640
Deferred nuclear refueling outage costs	26,613	32,692
Prepayments and other	15,134	13,296
TOTAL	850,837	864,013

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,311,053	1,273,921
Other	340	341
TOTAL	1,311,393	1,274,262

UTILITY PLANT
Electric	12,963,731	12,905,322
Construction work in progress	288,269	234,213
Nuclear fuel	143,835	163,044
TOTAL UTILITY PLANT	13,395,835	13,302,579
Less - accumulated depreciation and amortization	5,323,933	5,255,355
UTILITY PLANT - NET	8,071,902	8,047,224

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,789,996	1,832,384
Deferred fuel costs	68,353	68,220
Other	20,675	14,028
TOTAL	1,879,024	1,914,632

TOTAL ASSETS	$12,113,156	$12,100,131

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$90,000	$485,000
Accounts payable:
Associated companies	39,361	59,448
Other	190,966	208,591
Customer deposits	92,626	98,506
Taxes accrued	90,202	81,837
Interest accrued	41,582	22,745
Deferred fuel costs	—	53,065
Other	40,776	40,628
TOTAL	585,513	1,049,820

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,326,518	1,286,123
Accumulated deferred investment tax credits	30,200	30,500
Regulatory liability for income taxes - net	452,987	467,031
Other regulatory liabilities	662,312	686,872
Decommissioning	1,333,159	1,314,160
Accumulated provisions	57,786	70,169
Pension and other postretirement liabilities	336,515	361,682
Long-term debt	3,868,751	3,482,507
Other	90,209	75,098
TOTAL	8,158,437	7,774,142

Commitments and Contingencies

EQUITY
Member's equity	3,369,206	3,276,169
TOTAL	3,369,206	3,276,169

TOTAL LIABILITIES AND EQUITY	$12,113,156	$12,100,131

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2019	$3,125,937

Net income	44,595
Balance at March 31, 2020	$3,170,532

Balance at December 31, 2020	$3,276,169

Net income	93,037
Balance at March 31, 2021	$3,369,206

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Hurricane Laura, Hurricane Delta, and Hurricane Zeta

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Laura, Hurricane Delta, and Hurricane Zeta” in the Form 10-K for a discussion of Hurricane Laura, Hurricane Delta, and Hurricane Zeta, which caused significant damage to portions of Entergy Louisiana’s service area. See Note 2 to the financial statements herein for discussion of storm cost recovery filings made by Entergy Louisiana in April 2021.

Winter Storm Uri

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - February 2021 Winter Storms” in the Form 10-K for a discussion of the winter storms and extreme cold temperatures experienced in the United States, including Entergy Louisiana’s service area, in February 2021 (Winter Storm Uri). Fuel and purchased power costs for Entergy Louisiana were approximately $285 million in February 2021 compared to approximately $95 million in February 2020. See Note 2 to the financial statements herein for discussion of the storm cost recovery filing made by Entergy Louisiana in April 2021. See Note 2 to the financial statements herein and in the Form 10-K for discussion of fuel cost recovery at Entergy Louisiana.

Results of Operations

Net Income

Net income decreased $22.8 million primarily due to the $58 million reduction in income tax expense resulting from an IRS settlement in the first quarter 2020 related to the uncertain tax position regarding the Hurricane Isaac Louisiana Act 55 financing, which also resulted in a $29 million ($21 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s agreement to share the savings with customers. Also contributing to the decrease was higher other operation and maintenance expenses, higher interest expense, and a higher effective income tax rate. The decrease was partially offset by higher retail electric price and higher volume/weather. See Note 3 to the financial statements in the Form 10-K for further discussion of the tax settlement.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2021 to the first quarter 2020:

Amount
(In Millions)
2020 operating revenues	$930.6
Fuel, rider, and other revenues that do not significantly affect net income	88.1
Retail electric price	52.4
Volume/weather	36.5
2021 operating revenues	$1,107.6

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

The retail electric price variance is primarily due to:

•an interim increase in formula rate plan revenues effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station;
•an increase in formula rate plan revenues and an increase in the transmission recovery mechanism effective September 2020; and
•an interim increase in formula rate plan revenues effective December 2020 due to the inclusion of the first-year revenue requirement for the Washington Parish Energy Center.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales and an increase in usage during the unbilled sales period. The increase is partially offset by a decrease in industrial usage and decreased demand from mid to small customers. The decrease in industrial usage is primarily due to decreased demand from existing customers in the chemicals and petroleum refining industries as a result of the COVID-19 pandemic and plant shutdowns and operational issues. The decrease in industrial usage is partially offset by an increase in demand from expansion projects, primarily in the transportation and chemicals industries. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Billed electric energy sales for Entergy Louisiana for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	3,500	2,975	18
Commercial	2,409	2,459	(2)
Industrial	7,010	7,450	(6)
Governmental	197	199	(1)
Total retail	13,116	13,083	—
Sales for resale:
Associated companies	959	1,341	(28)
Non-associated companies	386	457	(16)
Total	14,461	14,881	(3)

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $8.9 million in nuclear generation expenses primarily due to spending on sanitation and social distancing protocols, as a result of the COVID-19 pandemic;
•a decrease of $4.2 million in nuclear insurance refunds; and
•an increase of $1.5 million in non-nuclear generation expenses due to higher expenses associated with the Lake Charles Power Station, which began commercial operation in March 2020, partially offset by a lower scope of work performed during plant outages in 2021 as compared to the prior year.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Lake Charles Power Station, which was placed in service in March 2020.

Other regulatory charges (credits) - net include regulatory charges of $29 million recorded in first quarter 2020 due to a settlement with the IRS related to the uncertain tax position regarding Hurricane Isaac Louisiana Act 55 financing because the savings will be shared with customers. See Note 3 in the Form 10-K for further discussion of the settlement and savings obligation.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Lake Charles Power Station project. The decrease was substantially offset by changes in decommissioning trust fund activity.

Interest expense increased primarily due to:

•the issuance of $350 million of 2.90% Series mortgage bonds in March 2020;
•the issuance of $1.1 billion of 0.62% Series mortgage bonds, $300 million of 2.90% Series mortgage bonds, and $300 million of 1.60% Series mortgage bonds, each in November 2020;
•the issuance of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021; and
•a decrease in the allowance for borrowed funds used during construction due to higher construction work in progress in 2020, including the Lake Charles Power Station project.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by the repayment of $200 million of 5.25% Series mortgage bonds and $100 million of 4.70% Series mortgage bonds, each in December 2020.

Income Taxes

The effective income tax rate was 18.5% for the first quarter 2021. The difference in the effective income tax rate for the first quarter 2021 versus the federal statutory rate of 21% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, and the amortization of excess accumulated deferred income taxes, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was (36.0%) for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to the settlement with the IRS on the treatment of funds received in conjunction with the Louisiana Act 55 financing of Hurricane Isaac storm costs, permanent differences related to income tax deductions for stock-based compensation, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, book and tax differences related to the allowance for equity funds used during construction, and the amortization of excess accumulated deferred income taxes, partially offset by state income taxes. See Note 3 in the Form 10-K for discussion of the IRS settlement and the income tax deductions for stock-based compensation. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$728,020	$2,006

Cash flow provided by (used in):
Operating activities	(54,598)	313,799
Investing activities	(1,098,466)	(373,239)
Financing activities	1,026,860	522,828
Net increase (decrease) in cash and cash equivalents	(126,204)	463,388

Cash and cash equivalents at end of period	$601,816	$465,394

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Entergy Louisiana’s operating activities used $54.6 million of cash for the three months ended March 31, 2021 compared to providing $313.8 million of cash for the three months ended March 31, 2020 primarily due to:

•an increase of approximately $170 million in storm spending in 2021, primarily due to Hurricane Laura, Hurricane Delta, and Hurricane Zeta restoration efforts. See “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” above for discussion of storm restoration efforts;
•increased fuel costs as a result of Winter Storm Uri. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•an increase of $24 million in spending on nuclear refueling outages;
•income tax refunds of $20.7 million in 2020. Entergy Louisiana had income tax refunds in 2020 as a result of a refund of an overpayment on a prior year state income tax return; and
•an increase of $20.5 million in pension contributions in 2021. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $725.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to:

•an increase of 437.9 million in distribution construction expenditures primarily due to storm spending in 2021. See “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” above for discussion of storm restoration efforts;
•an increase of $162.6 million in transmission construction expenditures primarily due to storm spending in 2021. See “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” above for discussion of storm restoration efforts;
•an increase of $68.3 million as a result of fluctuations in nuclear fuel activity, primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•$39.5 million in net receipts from storm reserve escrow accounts in the first quarter 2020; and
•an increase of $19.7 million in nuclear construction expenditures primarily due to increased spending on various projects in 2021.

The increase was partially offset by:

•a decrease of $19.7 million in non-nuclear generation construction expenditures due to a lower scope of work performed in 2021 as compared to 2020; and
•money pool activity.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $62.3 million for the three months ended March 31, 2021 compared to increasing by $84.5 million for the three months ended March 31, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Financing Activities

Net cash flow provided by financing activities increased $504 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to:

•the issuance of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021, as compared to the issuances of $350 million of 2.90% Series mortgage bonds and $300 million of 4.20% Series mortgage bonds, each in March 2020;
•net long-term borrowings of $85.5 million in 2021 compared to net repayments of long-term borrowings of $28.5 million in 2020 on the nuclear fuel company variable interest entities’ credit facilities;
•money pool activity; and
•the payment of $11.5 million in common equity distributions in March 2020 primarily to maintain Entergy Louisiana’s capital structure.

The decrease was partially offset by the repayment of Entergy Louisiana Waterford VIE’s $40 million of 3.92% Series H secured notes in February 2021.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $82.8 million for the three months ended March 31, 2020.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to the issuance of $1 billion of mortgage bonds in March 2021.

	March 31, 2021	December 31, 2020
Debt to capital	56.9%	54.8%
Effect of excluding securitization bonds	0.0%	0.0%
Debt to capital, excluding securitization bonds (a)	56.9%	54.8%
Effect of subtracting cash	(1.5%)	(2.1%)
Net debt to net capital, excluding securitization bonds (a)	55.4%	52.7%

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

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
(In Thousands)
$75,772	$13,426	$84,466	($82,826)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in September 2024.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of March 31, 2021, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2021, $12.8 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in September 2022.  As of March 31, 2021, $70.5 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of March 31, 2021, $73.2 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

Retail Rates - Electric

2017 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the J. Wayne Leonard Power Station (formerly St. Charles Power Station). In February 2021, LPSC staff filed testimony that substantially all the costs to construct J. Wayne Leonard Power Station were prudently incurred and eligible for recovery from customers. LPSC staff further recommended that the LPSC consider monitoring the remaining $3.1 million that was estimated to be incurred for completion of the project in the event the final costs exceed the estimated amounts. Settlement discussions are in progress.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Request for Extension and Modification of Formula Rate Plan

As discussed in the Form 10-K, in May 2020, Entergy Louisiana filed with the LPSC its application for authority to extend its formula rate plan. The parties reached a settlement in April 2021 regarding Entergy Louisiana’s proposed FRP extension. Entergy Louisiana and the LPSC staff filed a joint motion asking the LPSC to consider and approve the uncontested settlement at the May 2021 LPSC meeting. Key terms of the settlement include: a three year term (test years 2020, 2021, and 2022) covering a rate-effective period of September 2021 through August 2024; a 9.50% return on equity, with a smaller, 50 basis point deadband above and below (9.0%-10.0%); elimination of sharing if earnings are outside the deadband; a $63 million rate increase for test year 2020 (exclusive of riders); continuation of existing riders (transmission, additional capacity, etc.); addition of a distribution recovery mechanism permitting $225 million per year of distribution investment above a baseline level to be recovered dollar for dollar; modification of the tax mechanism to allow timely rate changes in the event the federal corporate income tax rate is changed from 21%; a cumulative rate increase limit of $70 million (exclusive of riders) for test years 2021 and 2022; and deferral of up to $7 million per year in 2021 and 2022 of expenditures on vegetation management for outside of right of way hazard trees.

Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri

In August 2020 and October 2020, Hurricane Laura, Hurricane Delta, and Hurricane Zeta caused significant damage to portions of Entergy Louisiana’s service area. The storms resulted in widespread outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the outages. Additionally, as a result of Hurricane Laura’s extensive damage to the grid infrastructure serving the impacted area, large portions of the underlying transmission system required nearly a complete rebuild.

In October 2020, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments to facilitate issuance of shorter-term bonds to provide interim financing for restoration costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta. Subsequently, Entergy Louisiana and the LPSC staff filed a joint motion seeking approval to exclude from the derivation of Entergy Louisiana’s capital structure and cost rate of debt for ratemaking purposes, including the allowance for funds used during construction, shorter-term debt up to $1.1 billion issued by Entergy Louisiana to fund costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta costs on an interim basis. In November 2020 the LPSC issued an order approving the joint motion, and Entergy Louisiana issued $1.1 billion of 0.62% Series mortgage bonds due November 2023. Also in November 2020, Entergy Louisiana drew $257 million from its funded storm reserves.

In February 2021, two winter storms (collectively, Winter Storm Uri) brought freezing rain and ice to Louisiana. Ice accumulation sagged or downed trees, limbs and power lines, causing damage to Entergy Louisiana’s transmission and distribution systems. The additional weight of ice caused trees and limbs to fall into power lines and other electric equipment. When the ice melted, it affected vegetation and electrical equipment, causing incremental outages. As discussed above in “Fuel and purchased power recovery,” Entergy Louisiana is recovering the incremental fuel costs associated with Winter Storm Uri over a five-month period from April 2021 through August 2021.

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by the storms are currently estimated to be approximately $2.05 billion, including approximately $1.74 billion in capital costs and approximately $310 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana is seeking an LPSC determination that $2.10 billion was prudently incurred and, therefore, is eligible for recovery from customers. Additionally, Entergy Louisiana is requesting that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million is appropriate. Entergy Louisiana intends to supplement this application with a request regarding the financing and recovery of the recoverable storm restoration costs.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Fuel and purchased power recovery

In February 2021, Entergy Louisiana incurred extraordinary fuel costs associated with the February 2021 winter storms. To mitigate the effect of these costs on customer bills, in March 2021 Entergy Louisiana requested and the LPSC approved the deferral and recovery of $166 million in incremental fuel costs over five months beginning in April 2021. The incremental fuel costs remain subject to review for reasonableness and eligibility for recovery through the fuel adjustment clause mechanism. At its April 2021 meeting, the LPSC authorized its staff to review the prudence of February 2021 fuel costs incurred by all LPSC jurisdictional utilities.

In March 2021 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings covering the period January 2018 through December 2020. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for that period. No audit report has been filed.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. The suspension of late fees and disconnects for non-payment was extended until the first billing cycle after July 16, 2020. In January 2021, Entergy Louisiana resumed disconnections for customers in all customer classes with past-due balances that have not made payment arrangements. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of March 31, 2021, Entergy Louisiana recorded a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

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

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020
	(In Thousands)
OPERATING REVENUES
Electric	$1,079,663	$912,541
Natural gas	27,981	18,106
TOTAL	1,107,644	930,647

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	145,234	144,492
Purchased power	209,961	160,743
Nuclear refueling outage expenses	13,282	13,630
Other operation and maintenance	237,483	222,658
Decommissioning	16,823	16,001
Taxes other than income taxes	52,484	50,077
Depreciation and amortization	160,813	145,135
Other regulatory charges (credits) - net	31,097	11,132
TOTAL	867,177	763,868

OPERATING INCOME	240,467	166,779

OTHER INCOME
Allowance for equity funds used during construction	6,101	14,887
Interest and investment income	72,515	(19,669)
Miscellaneous - net	(34,638)	49,601
TOTAL	43,978	44,819

INTEREST EXPENSE
Interest expense	82,806	79,517
Allowance for borrowed funds used during construction	(2,759)	(7,132)
TOTAL	80,047	72,385

INCOME BEFORE INCOME TAXES	204,398	139,213

Income taxes	37,772	(50,183)

NET INCOME	$166,626	$189,396

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020
	(In Thousands)

Net Income	$166,626	$189,396
Other comprehensive income (loss)
Pension and other postretirement liabilities (net of tax expense (benefit) of ($144) and $3,340)	(407)	9,467
Other comprehensive income (loss)	(407)	9,467
Comprehensive Income	$166,219	$198,863

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$166,626	$189,396
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	198,868	191,447
Deferred income taxes, investment tax credits, and non-current taxes accrued	67,823	(39,681)
Changes in working capital:
Receivables	(13,080)	23,004
Fuel inventory	1,194	(456)
Accounts payable	(126,070)	(86,317)
Prepaid taxes and taxes accrued	20,619	48,840
Interest accrued	(9,163)	(2,384)
Deferred fuel costs	(203,815)	(18,280)
Other working capital accounts	(25,628)	(3,156)
Changes in provisions for estimated losses	(258)	(41,113)
Changes in other regulatory assets	(70,784)	55,539
Changes in other regulatory liabilities	22,503	(129,370)
Changes in pension and other postretirement liabilities	(30,745)	(22,806)
Other	(52,688)	149,136
Net cash flow provided by (used in) operating activities	(54,598)	313,799
INVESTING ACTIVITIES
Construction expenditures	(945,831)	(344,522)
Allowance for equity funds used during construction	6,101	14,887
Nuclear fuel purchases	(52,435)	(18,052)
Proceeds from the sale of nuclear fuel	—	33,889
Receipts from storm reserve escrow account	—	40,589
Payments to storm reserve escrow account	—	(1,113)
Changes to securitization account	(6,050)	(5,348)
Proceeds from nuclear decommissioning trust fund sales	291,275	144,962
Investment in nuclear decommissioning trust funds	(329,180)	(154,065)
Changes in money pool receivable - net	(62,346)	(84,466)
Net cash flow used in investing activities	(1,098,466)	(373,239)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,399,245	1,221,900
Retirement of long-term debt	(368,707)	(603,607)
Change in money pool payable - net	—	(82,826)
Common equity distributions paid	—	(11,500)
Other	(3,678)	(1,139)
Net cash flow provided by financing activities	1,026,860	522,828
Net increase (decrease) in cash and cash equivalents	(126,204)	463,388
Cash and cash equivalents at beginning of period	728,020	2,006
Cash and cash equivalents at end of period	$601,816	$465,394
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$89,432	$79,794
Income taxes	$—	($20,684)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(Unaudited)

	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$233	$1,303
Temporary cash investments	601,583	726,717
Total cash and cash equivalents	601,816	728,020
Accounts receivable:
Customer	326,475	317,905
Allowance for doubtful accounts	(46,655)	(45,693)
Associated companies	144,640	81,624
Other	39,401	41,760
Accrued unbilled revenues	186,001	178,840
Total accounts receivable	649,862	574,436
Deferred fuel costs	206,065	2,250
Fuel inventory	49,486	50,680
Materials and supplies - at average cost	433,841	437,933
Deferred nuclear refueling outage costs	75,916	48,407
Prepayments and other	41,100	36,813
TOTAL	2,058,086	1,878,539

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,879,332	1,794,042
Non-utility property - at cost (less accumulated depreciation)	335,730	323,110
Other	13,521	13,399
TOTAL	3,619,170	3,521,138

UTILITY PLANT
Electric	25,960,969	25,619,789
Natural gas	268,865	262,744
Construction work in progress	526,575	667,281
Nuclear fuel	252,555	210,128
TOTAL UTILITY PLANT	27,008,964	26,759,942
Less - accumulated depreciation and amortization	9,502,347	9,372,224
UTILITY PLANT - NET	17,506,617	17,387,718

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $— as of March 31, 2021 and $5,088 as of December 31, 2020)	1,796,850	1,726,066
Deferred fuel costs	168,122	168,122
Other	32,212	23,924
TOTAL	1,997,184	1,918,112

TOTAL ASSETS	$25,181,057	$24,705,507

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2021 and December 31, 2020
(Unaudited)

	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$200,000	$240,000
Accounts payable:
Associated companies	75,431	103,148
Other	685,493	1,450,008
Customer deposits	151,307	152,612
Taxes accrued	63,236	42,617
Interest accrued	83,086	92,249
Current portion of unprotected excess accumulated deferred income taxes	31,138	31,138
Other	60,652	62,968
TOTAL	1,350,343	2,174,740

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,193,429	2,138,522
Accumulated deferred investment tax credits	106,135	107,317
Regulatory liability for income taxes - net	436,577	447,628
Other regulatory liabilities	951,847	918,293
Decommissioning	1,592,903	1,573,307
Accumulated provisions	24,681	24,939
Pension and other postretirement liabilities	661,999	692,728
Long-term debt (includes securitization bonds of $10,344 as of March 31, 2021 and $10,278 as of December 31, 2020)	9,859,885	8,787,451
Other	379,367	382,894
TOTAL	16,206,823	15,073,079

Commitments and Contingencies

EQUITY
Member's equity	7,619,971	7,453,361
Accumulated other comprehensive income	3,920	4,327
TOTAL	7,623,891	7,457,688

TOTAL LIABILITIES AND EQUITY	$25,181,057	$24,705,507

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2019	$6,392,556	$4,562	$6,397,118

Net income	189,396	—	189,396
Other comprehensive income	—	9,467	9,467
Distributions declared on common equity	(11,500)	—	(11,500)
Other	(10)	—	(10)
Balance at March 31, 2020	$6,570,442	$14,029	$6,584,471

Balance at December 31, 2020	$7,453,361	$4,327	$7,457,688

Net income	166,626	—	166,626
Other comprehensive loss	—	(407)	(407)
Other	(16)	—	(16)
Balance at March 31, 2021	$7,619,971	$3,920	$7,623,891

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Winter Storm Uri

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - February 2021 Winter Storms” in the Form 10-K for a discussion of the winter storms and extreme cold temperatures experienced in Entergy Mississippi’s service area, in February 2021 (Winter Storm Uri). Fuel and purchased power costs for Entergy Mississippi were approximately $65 million in February 2021 compared to approximately $35 million in February 2020. See Note 2 to the financial statements in the Form 10-K for discussion of storm cost recovery and fuel cost recovery at Entergy Mississippi.

In February 2021 the MPSC announced that it would launch a comprehensive review of the condition and resiliency of the state’s public utility infrastructure in response to the impacts of the February 2021 winter storms. Although the MPSC did not open a formal docket, the MPSC submitted data requests to Entergy Mississippi regarding the actions taken to ensure reliable operations of the electric network during the winter storm events and in anticipation of other future extreme weather events. In April 2021 the MPSC opened a docket to investigate Entergy Mississippi’s membership in MISO. In the order, the MPSC noted the impact of the February 2021 winter storms, stating that it observed “excessive prices of natural gas and electricity” during the winter event. The MPSC has requested comments due 75 days after publication of the order.

Results of Operations

Net Income

Net income increased $3.4 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher other operation and maintenance expenses, a higher effective income tax rate, and higher depreciation and amortization expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2021 to the first quarter 2020:

Amount
(In Millions)
2020 operating revenues	$293.9
Fuel, rider, and other revenues that do not significantly affect net income	22.9
Retail electric price	12.3
Volume/weather	7.5
2021 operating revenues	$336.6

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective with the first billing cycle of April 2020 and the implementation of a vegetation management rider effective with the April 2020 billing cycle. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filings and the vegetation management rider.

The volume/weather variance is primarily due to an increase of 213 GWh, or 7%, in billed electricity usage, including the effect of more favorable weather on residential sales, partially offset by a decrease in industrial usage.

Billed electric energy sales for Entergy Mississippi for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	1,495	1,250	20
Commercial	1,009	1,006	—
Industrial	520	556	(6)
Governmental	95	94	1
Total retail	3,119	2,906	7
Sales for resale:
Non-associated companies	1,452	827	76
Total	4,571	3,733	22

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $4.1 million in vegetation maintenance costs;
•an increase of $1.4 million due to bad debt expense as a result of the COVID-19 pandemic; and
•an increase of $1.4 million as a result of the amount of transmission costs allocated by MISO. See Note 2 to the financial statements for further information on the recovery of these costs.

The increase was partially offset by a decrease of $1.1 million in energy efficiency costs.

Depreciation and amortization expenses increased primarily as a result of additions to plant in service.

Income Taxes

The effective income tax rate was 22.2% for the first quarter 2021. The difference in the effective income tax rate for the first quarter 2021 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items, partially offset by state income taxes.

The effective income tax rate was 7.7% for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items and permanent differences related to income tax deductions for stock-based

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
compensation, partially offset by state income taxes. See Note 3 to the financial statements in the Form 10-K for a discussion of the income tax deductions for stock-based compensation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$18	$51,601

Cash flow provided by (used in):
Operating activities	54,311	33,261
Investing activities	(162,802)	(103,615)
Financing activities	185,189	18,772
Net increase (decrease) in cash and cash equivalents	76,698	(51,582)

Cash and cash equivalents at end of period	$76,716	$19

Operating Activities

Net cash flow provided by operating activities increased $21.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the timing of payments to vendors. The increase was partially offset by increased fuel costs as a result of Winter Storm Uri and the timing of collections of receivables from customers, in part due to the COVID-19 pandemic. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $59.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to money pool activity and an increase of $43.5 million in distribution construction expenditures primarily due to increased spending on the reliability and infrastructure of Entergy Mississippi’s distribution system in 2021 as compared to 2020. The increase was partially offset by $24.6 million in plant upgrades for Choctaw Generating Station in March 2020.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased by $9.7 million for the three months ended March 31, 2021 compared to decreasing $44.7 million for the three months ended March 31, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $166.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the issuance of $200 million of 3.5% Series mortgage bonds in March 2021, partially offset by money pool activity. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $16.5 million for the three months ended March 31, 2021 compared to increasing by $19 million for the three months ended March 31, 2020.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to the issuance of $200 million of mortgage bonds in March 2021.

	March 31, 2021	December 31, 2020
Debt to capital	54.0%	51.7%
Effect of subtracting cash	(1.0%)	—%
Net debt to net capital	53.0%	51.7%

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

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
(In Thousands)
$9,683	($16,516)	($19,006)	$44,693

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in April 2022. No borrowings were outstanding under the credit facilities as of March 31, 2021.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of March 31, 2021, $1 million of MISO letters of credit and $1 million of non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Mississippi has $33 million in its storm reserve escrow account at March 31, 2021.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

2021 Formula Rate Plan Filing

In March 2021, Entergy Mississippi submitted its formula rate plan 2021 test year filing and 2020 look-back filing showing Entergy Mississippi’s earned return for the historical 2020 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2021 calendar year to be below the formula rate plan bandwidth. The 2020 test year filing shows a $95.4 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.69% return on rate base, within the formula rate plan bandwidth. The change in formula rate plan revenues, however, is capped at 4% of retail revenues, which equates to a revenue change of $44.3 million. The 2021 evaluation report also includes $3.9 million in demand side management costs for which the MPSC approved realignment of recovery from the energy efficiency rider to the formula rate plan. These costs are not subject to the 4% cap and result in a total change in formula rate plan revenues of $48.2 million. The 2020 look-back filing compares actual 2020 results to the approved benchmark return on rate base and reflects the need for a $16.8 million interim increase in formula rate plan revenues. In addition, the 2020 look-back filing includes an interim capacity adjustment true-up for the Choctaw Generating Station, which increases the look-back interim rate adjustment by $1.7 million. These interim rate adjustments total $18.5 million. In accordance with the provisions of the formula rate plan, Entergy Mississippi implemented a $22.1 million interim rate increase, reflecting a cap equal to 2% of 2020 retail revenues, effective with the April 2021 billing cycle, subject to refund, pending a final MPSC order. The $3.9 million of demand side management costs and the Choctaw Generating Station true-up of $1.7 million, which are not subject to the 2% cap of 2020 retail revenues, were included in the April 2021 rate adjustments. A final order is expected in the second quarter 2021, with the resulting final rates, including amounts above the 2% cap of 2020 retail revenues, effective July 2021.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. In December 2020, Entergy Mississippi resumed disconnections for commercial, industrial, and governmental customers with past-due balances that have not made payment arrangements. In January 2021, Entergy Mississippi resumed disconnecting service for residential customers with past-due balances that have not made payment arrangements. As of March 31, 2021, Entergy Mississippi recorded a regulatory asset of $16.3 million for costs associated with the COVID-19 pandemic.

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

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020
	(In Thousands)
OPERATING REVENUES
Electric	$336,619	$293,922

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	60,197	63,297
Purchased power	68,591	52,643
Other operation and maintenance	67,831	62,337
Taxes other than income taxes	25,899	27,190
Depreciation and amortization	55,036	51,155
Other regulatory charges (credits) - net	8,129	(3,881)
TOTAL	285,683	252,741

OPERATING INCOME	50,936	41,181

OTHER DEDUCTIONS
Allowance for equity funds used during construction	1,668	1,439
Interest and investment income	42	120
Miscellaneous - net	(2,313)	(2,296)
TOTAL	(603)	(737)

INTEREST EXPENSE
Interest expense	17,613	16,583
Allowance for borrowed funds used during construction	(677)	(551)
TOTAL	16,936	16,032

INCOME BEFORE INCOME TAXES	33,397	24,412

Income taxes	7,425	1,886

NET INCOME	$25,972	$22,526

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$25,972	$22,526
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	55,036	51,155
Deferred income taxes, investment tax credits, and non-current taxes accrued	22,593	2,762
Changes in assets and liabilities:
Receivables	4,557	17,971
Fuel inventory	1,736	(3,266)
Accounts payable	26,391	(8,125)
Taxes accrued	(75,886)	(58,651)
Interest accrued	4,238	6,201
Deferred fuel costs	(25,722)	13,406
Other working capital accounts	(3,425)	7,849
Provisions for estimated losses	(7,689)	(47)
Other regulatory assets	11,015	(8,484)
Other regulatory liabilities	19,147	(5,532)
Pension and other postretirement liabilities	(5,668)	(2,482)
Other assets and liabilities	2,016	(2,022)
Net cash flow provided by operating activities	54,311	33,261

INVESTING ACTIVITIES
Construction expenditures	(154,788)	(124,986)
Allowance for equity funds used during construction	1,668	1,439
Changes in money pool receivable - net	(9,683)	44,693
Payment for the purchase of plant or assets	—	(24,633)
Other	1	(128)
Net cash flow used in investing activities	(162,802)	(103,615)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	200,573	—
Changes in money pool payable - net	(16,516)	19,006
Common equity distributions paid	—	(2,500)
Other	1,132	2,266
Net cash flow provided by financing activities	185,189	18,772

Net increase (decrease) in cash and cash equivalents	76,698	(51,582)
Cash and cash equivalents at beginning of period	18	51,601
Cash and cash equivalents at end of period	$76,716	$19

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$12,757	$9,800
Income taxes	($8,045)	$—

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$11	$11
Temporary cash investments	76,705	7
Total cash and cash equivalents	76,716	18
Accounts receivable:
Customer	104,649	105,732
Allowance for doubtful accounts	(16,771)	(19,527)
Associated companies	13,857	2,740
Other	13,596	11,821
Accrued unbilled revenues	50,075	59,514
Total accounts receivable	165,406	160,280
Deferred fuel costs	11,031	—
Fuel inventory - at average cost	15,381	17,117
Materials and supplies - at average cost	61,336	59,542
Prepayments and other	3,792	4,876
TOTAL	333,662	241,833

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,539	4,543
Escrow accounts	64,637	64,635
TOTAL	69,176	69,178

UTILITY PLANT
Electric	6,151,971	6,084,730
Construction work in progress	192,649	134,854
TOTAL UTILITY PLANT	6,344,620	6,219,584
Less - accumulated depreciation and amortization	2,046,216	2,005,087
UTILITY PLANT - NET	4,298,404	4,214,497

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	456,326	467,341
Other	19,886	14,413
TOTAL	476,212	481,754

TOTAL ASSETS	$5,177,454	$5,007,262

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$37,053	$61,727
Other	144,652	117,629
Customer deposits	85,953	86,200
Taxes accrued	32,198	108,084
Interest accrued	25,127	20,889
Deferred fuel costs	—	14,691
Other	32,239	34,270
TOTAL	357,222	443,490

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	664,704	646,674
Accumulated deferred investment tax credits	11,080	9,062
Regulatory liability for income taxes - net	222,078	224,000
Other regulatory liabilities	36,897	15,828
Asset retirement cost liabilities	9,898	9,762
Accumulated provisions	38,815	46,504
Pension and other postretirement liabilities	105,176	110,901
Long-term debt	1,981,429	1,780,577
Other	51,449	47,730
TOTAL	3,121,526	2,891,038

Commitments and Contingencies

EQUITY
Member's equity	1,698,706	1,672,734
TOTAL	1,698,706	1,672,734

TOTAL LIABILITIES AND EQUITY	$5,177,454	$5,007,262

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2019	$1,542,151

Net income	22,526
Common equity distributions	(2,500)
Balance at March 31, 2020	$1,562,177

Balance at December 31, 2020	$1,672,734

Net income	25,972
Balance at March 31, 2021	$1,698,706

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Hurricane Zeta

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Zeta” in the Form 10-K for a discussion of Hurricane Zeta, which caused significant damage to Entergy New Orleans’s service area. In March 2021, Entergy New Orleans withdrew $44 million from its funded storm reserves. Entergy New Orleans expects to initiate its storm cost recovery proceeding in May 2021.

Winter Storm Uri

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - February 2021 Winter Storms” in the Form 10-K for a discussion of the winter storms and extreme cold temperatures experienced in the United States, including Entergy New Orleans’s service area, in February 2021 (Winter Storm Uri). Fuel and purchased power costs for Entergy New Orleans were approximately $35 million in February 2021 compared to approximately $25 million in February 2020. See Note 2 to the financial statements in the Form 10-K for discussion of fuel cost recovery at Entergy New Orleans. See “Load Shed Investigation” below for discussion of the investigation initiated by the City Council in February 2021 .

Results of Operations

Net Income

Net income decreased $9.4 million primarily due to higher other operation and maintenance expenses, partially offset by higher retail electric price.

Operating Revenues

Following is an analysis of the change in operating revenues comparing first quarter 2021 to first quarter 2020:

Amount
(In Millions)
2020 operating revenues	$149.3
Fuel, rider, and other revenues that do not significantly affect net income	5.3
Retail electric price	15.2
Volume/weather	(0.5)
2021 operating revenues	$169.3

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in formula rate plan revenues resulting from the recovery of New Orleans Power Station costs, effective November 2020. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the rate case resolution.

The volume/weather variance is primarily due to decreased commercial and residential usage and the effect of decreased usage during the unbilled sales period, significantly offset by more favorable weather on residential sales.

Billed electric energy sales for Entergy New Orleans for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	595	501	19
Commercial	450	496	(9)
Industrial	92	102	(10)
Governmental	171	184	(7)
Total retail	1,308	1,283	2
Sales for resale:
Non-associated companies	89	601	(85)
Total	1,397	1,884	(26)

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $3.6 million in energy efficiency costs and an increase of $3.5 million in non-nuclear generation expenses primarily due to the timing of the scope of work performed during plant outages as compared to the same period in 2020 and the New Orleans Power Station, which was placed in service in May 2020.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the New Orleans Power Station, which was placed in service in May 2020.

Other regulatory charges (credits) - net include regulatory credits recorded in first quarter 2020 to reflect compliance with terms of the 2018 combined rate case resolution approved by the City Council in February 2020. See Note 2 to the financial statements in the Form 10-K for discussion of the rate case resolution.

Income Taxes

The effective income tax rate was 33.9% for first quarter 2021. The difference in the effective income tax rate for first quarter 2021 versus the federal statutory rate of 21% was primarily due to the provision for uncertain tax positions and state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was (32.4%) for first quarter 2020. The difference in the effective income tax rate for first quarter 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, permanent differences related to income tax deductions for stock-based compensation, certain book and tax differences related to utility plant items, and book and tax differences related to

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
the allowance for equity funds used during construction, partially offset by the provision for uncertain tax positions. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for discussion of the income tax deductions for stock-based compensation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$26	$6,017

Cash flow provided by (used in):
Operating activities	(14,114)	17,318
Investing activities	14,875	(68,691)
Financing activities	14,825	118,671
Net increase in cash and cash equivalents	15,586	67,298

Cash and cash equivalents at end of period	$15,612	$73,315

Operating Activities

Entergy New Orleans’s operating activities used $14.1 million of cash for the three months ended March 31, 2021 compared to providing $17.3 million of cash for the three months ended March 31, 2020 primarily due to the following activity:

•the timing of payments to vendors;
•increased fuel costs as a result of Winter Storm Uri. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the timing of collection of receivables from customers, in part due to the COVID-19 pandemic; and
•an increase of approximately $5 million in storm spending in 2021, primarily due to Hurricane Zeta restoration efforts. See “Hurricane Zeta” above for discussion of hurricane restoration efforts.

Investing Activities

Entergy New Orleans’s investing activities provided $14.9 million of cash for the three months ended March 31, 2021 compared to using $68.7 million of cash for the three months ended March 31, 2020 primarily due to the following activity:

•$44.2 million in receipts from storm reserve escrow accounts in 2021; and
•a decrease of $33.8 million in construction expenditures primarily due to lower spending in 2021 on the New Orleans Power Station and the New Orleans Solar Station projects and lower spending in 2021 on advanced metering infrastructure, partially offset by storm spending in 2021. See “Hurricane Zeta” above for discussion of hurricane restoration efforts.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow provided by financing activities decreased $103.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the issuance of $78 million of 3.00% Series mortgage bonds and the issuance of $62 million of 3.75% Series mortgage bonds, each in March 2020. The decrease was partially offset by $20 million in repayments on long-term credit borrowings in 2020 and money pool activity.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased $15 million for the three months ended March 31, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	March 31, 2021	December 31, 2020
Debt to capital	51.5%	51.5%
Effect of excluding securitization bonds	(1.7%)	(1.6%)
Debt to capital, excluding securitization bonds (a)	49.8%	49.9%
Effect of subtracting cash	(0.6%)	—%
Net debt to net capital, excluding securitization bonds (a)	49.2%	49.9%

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
(In Thousands)
($25,229)	($10,190)	$13,170	$5,191

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2021. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of March 31, 2021, there were no cash borrowings and no letters of credit outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2021, a $2 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy New Orleans has $38.8 million in its storm reserve escrow account at March 31, 2021.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

COVID-19 Orders

As discussed in the Form 10-K, in June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding, currently being held in escrow, and approximately $15 million of non-securitized storm reserves to fund this program, which was intended to provide temporary bill relief to customers who became unemployed during the COVID-19 pandemic. The program became effective July 1, 2020 and offered qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits. As of March 31, 2021 the program expired and credits of $4.3 million have been applied to customer bills under the City Council Cares Program.

Additionally, as discussed in the Form 10-K, in February 2021 the City Council adopted a resolution suspending residential customer disconnections for non-payment of utility bills and suspending the assessment and accumulation of late fees on residential customers with past-due balances through May 15, 2021. As of March 31, 2021, Entergy New Orleans recorded a regulatory asset of $14.8 million for costs associated with the COVID-19 pandemic.

Hurricane Zeta

In October 2020, Hurricane Zeta caused significant damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Zeta are currently estimated to be approximately $36 million, including approximately $28 million in capital costs and approximately $8 million in non-capital costs. In March

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

2021, Entergy New Orleans withdrew $44 million from its funded storm reserves. Entergy New Orleans expects to initiate its storm cost recovery proceeding in May 2021.

Load Shed Investigation

On February 16, 2021, due to high customer demand and limited generation, MISO issued an order requiring load-serving entities throughout its southern region to shed load to protect the integrity of the bulk electric system. Entergy New Orleans was required to shed load of at least 26 MW, but due to certain complications with its automated load shed program and certain load measurement issues, it inadvertently shed approximately 105 MW of load in its service area. The maximum time any customer was without power due to the load shed event was one hour and forty minutes. In late February 2021 the City Council ordered its advisors to conduct an investigation into the load shed event and to issue a report, which was completed and filed in April 2021. The report recommended that the City Council open an additional docket to determine whether any of Entergy New Orleans’s actions were imprudent, and the City Council Utility Committee Chairperson has made statements in the media that the City Council may seek to impose a fine on Entergy New Orleans. Entergy New Orleans would oppose any attempt to levy a fine under the circumstances presented.

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

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for further discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020
	(In Thousands)
OPERATING REVENUES
Electric	$139,148	$123,431
Natural gas	30,187	25,871
TOTAL	169,335	149,302

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	19,012	27,495
Purchased power	68,670	56,467
Other operation and maintenance	38,178	30,704
Taxes other than income taxes	12,556	13,206
Depreciation and amortization	18,161	15,075
Other regulatory charges (credits) - net	3,130	(5,736)
TOTAL	159,707	137,211

OPERATING INCOME	9,628	12,091

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	258	2,485
Interest and investment income	9	53
Miscellaneous - net	(302)	(738)
TOTAL	(35)	1,800

INTEREST EXPENSE
Interest expense	7,029	6,640
Allowance for borrowed funds used during construction	(116)	(1,195)
TOTAL	6,913	5,445

INCOME BEFORE INCOME TAXES	2,680	8,446

Income taxes	909	(2,740)

NET INCOME	$1,771	$11,186

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$1,771	$11,186
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	18,161	15,075
Deferred income taxes, investment tax credits, and non-current taxes accrued	4,572	1,339
Changes in assets and liabilities:
Receivables	(1,975)	4,039
Fuel inventory	2,234	(25)
Accounts payable	(27,777)	(5,291)
Taxes accrued	13	122
Interest accrued	(3,203)	(929)
Deferred fuel costs	(4,886)	3,702
Other working capital accounts	(11,103)	(10,795)
Provisions for estimated losses	(40,680)	923
Other regulatory assets	28,879	1,867
Other regulatory liabilities	8,728	(9,599)
Pension and other postretirement liabilities	(4,397)	(4,878)
Other assets and liabilities	15,549	10,582
Net cash flow provided by (used in) operating activities	(14,114)	17,318

INVESTING ACTIVITIES
Construction expenditures	(26,165)	(60,001)
Allowance for equity funds used during construction	258	2,485
Changes in money pool receivable - net	—	(7,979)
Receipts from storm reserve escrow account	44,200	—
Payments to storm reserve escrow account	(3)	(314)
Changes in securitization account	(3,415)	(2,882)
Net cash flow provided by (used in) investing activities	14,875	(68,691)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	139,116
Retirement of long-term debt	—	(20,000)
Change in money pool payable - net	15,039	—
Other	(214)	(445)
Net cash flow provided by financing activities	14,825	118,671

Net increase in cash and cash equivalents	15,586	67,298
Cash and cash equivalents at beginning of period	26	6,017
Cash and cash equivalents at end of period	$15,612	$73,315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$9,921	$7,275

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$15,612	$26
Total cash and cash equivalents	15,612	26
Securitization recovery trust account	6,779	3,364
Accounts receivable:
Customer	82,902	70,694
Allowance for doubtful accounts	(19,365)	(17,430)
Associated companies	1,331	2,381
Other	5,060	4,248
Accrued unbilled revenues	23,009	31,069
Total accounts receivable	92,937	90,962
Deferred fuel costs	7,016	2,130
Fuel inventory - at average cost	—	1,978
Materials and supplies - at average cost	16,434	16,550
Prepayments and other	14,733	3,715
TOTAL	153,511	118,725

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	38,841	83,038
TOTAL	39,857	84,054

UTILITY PLANT
Electric	1,806,961	1,821,638
Natural gas	352,817	348,024
Construction work in progress	26,927	12,460
TOTAL UTILITY PLANT	2,186,705	2,182,122
Less - accumulated depreciation and amortization	751,117	740,796
UTILITY PLANT - NET	1,435,588	1,441,326

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $32,859 as of March 31, 2021 and $35,559 as of December 31, 2020)	237,911	266,790
Other	29,864	23,931
TOTAL	271,855	294,801

TOTAL ASSETS	$1,900,811	$1,938,906

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Payable due to associated company	$1,618	$1,618
Accounts payable:
Associated companies	66,122	54,234
Other	40,944	60,766
Customer deposits	27,315	27,912
Taxes accrued	4,713	4,700
Interest accrued	4,892	8,095
Current portion of unprotected excess accumulated deferred income taxes	3,327	3,296
Other	6,160	5,462
TOTAL	155,091	166,083

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	341,217	338,714
Accumulated deferred investment tax credits	16,081	16,095
Regulatory liability for income taxes - net	55,180	55,675
Asset retirement cost liabilities	3,833	3,768
Accumulated provisions	49,218	89,898
Long-term debt (includes securitization bonds of $41,352 as of March 31, 2021 and $41,291 as of December 31, 2020)	629,883	629,704
Long-term payable due to associated company	10,911	10,911
Other	30,709	21,141
TOTAL	1,137,032	1,165,906

Commitments and Contingencies

EQUITY
Member's equity	608,688	606,917
TOTAL	608,688	606,917

TOTAL LIABILITIES AND EQUITY	$1,900,811	$1,938,906

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2019	$497,579

Net income	11,186
Balance at March 31, 2020	$508,765

Balance at December 31, 2020	$606,917

Net income	1,771
Balance at March 31, 2021	$608,688

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Hurricane Laura and Hurricane Delta

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Laura and Hurricane Delta” in the Form 10-K for a discussion of Hurricane Laura and Hurricane Delta, which caused significant damage to portions of Entergy Texas’s service territory. See Note 2 to the financial statements herein for discussion of storm cost recovery filings made by Entergy Texas in April 2021.

Winter Storm Uri

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - February 2021 Winter Storms” in the Form 10-K for a discussion of the winter storms and extreme cold temperatures experienced in the United States, including Entergy Texas’s service area, in February 2021 (Winter Storm Uri). Fuel and purchased power costs for Entergy Texas were approximately $185 million in February 2021 compared to approximately $50 million in February 2020. See Note 2 to the financial statements herein for discussion of the storm cost recovery filing made by Entergy Texas in April 2021. See Note 2 to the financial statements herein and in the Form 10-K for discussion of fuel cost recovery at Entergy Texas.

Results of Operations

Net Income

Net income increased $17.4 million primarily due to higher retail electric price and higher volume/weather. The increase was partially offset by a higher effective tax rate, lower other income, and higher depreciation and amortization expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2021 to the first quarter 2020:

Amount
(In Millions)
2020 operating revenues	$339.3
Fuel, rider, and other revenues that do not significantly affect net income	105.9
Retail electric price	19.1
Volume/weather	17.3
Return of unprotected excess accumulated deferred income taxes to customers	(1.4)
2021 operating revenues	$480.2

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to the implementation of the generation cost recovery rider effective January 2021, an increase in the transmission cost recovery factor rider effective March 2021, and an increase in the distribution cost recovery factor rider effective March 2021. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the generation cost recovery rider and transmission and distribution cost recovery factor rider filings.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a rider effective October 2018. In first quarter 2021, $7.1 million was returned to customers as compared to $5.7 million in first quarter 2020. There is no effect on net income as the reduction in operating revenues is offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Billed electric energy sales for Entergy Texas for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	1,539	1,326	16
Commercial	1,000	1,000	—
Industrial	1,928	1,897	2
Governmental	62	64	(3)
Total retail	4,529	4,287	6
Sales for resale:
Associated companies	296	244	21
Non-associated companies	341	85	301
Total	5,166	4,616	12

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $1.3 million due to bad debt expense as a result of the COVID-19 pandemic;
•an increase of $1.3 million in non-nuclear generation expenses primarily due to higher expenses associated with the Montgomery County Power Station, which was placed in service in January 2021, and a higher scope of work performed in 2021 as compared to the same period in 2020; and
•several individually insignificant items.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes as a result of higher estimated ad valorem taxes associated with the Montgomery County Power Station.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Montgomery County Power Station, which was placed in service in January 2021.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Montgomery County Power Station project, as compared to the same period in 2021.

Interest expense increased primarily due to a decrease in the allowance for borrowed funds used during construction due to higher construction work in progress in 2020, including the Montgomery County Power Station project, as compared to the same period in 2021.

Income Taxes

The effective income tax rate was 9.1% for the first quarter 2021. The difference in the effective income tax rate for the first quarter 2021 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was (14.8%) for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, permanent differences related to income tax deductions for stock-based compensation, book and tax differences related to the allowance for equity funds used during construction, and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for discussion of the income tax deductions for stock-based compensation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$248,596	$12,929

Cash flow provided by (used in):
Operating activities	(28,864)	37,114
Investing activities	(223,696)	(232,650)
Financing activities	3,989	342,320
Net increase (decrease) in cash and cash equivalents	(248,571)	146,784

Cash and cash equivalents at end of period	$25	$159,713

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Operating Activities

Entergy Texas’s operating activities used $28.9 million of cash for the three months ended March 31, 2021 compared to providing $37.1 million of cash for the three months ended March 31, 2020 primarily due to increased fuel costs as a result of Winter Storm Uri and an increase of approximately $25 million in storm spending in 2021, primarily due to Hurricane Laura and Hurricane Delta restoration efforts. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery. See “Hurricane Laura and Hurricane Delta” above for discussion of hurricane restoration efforts.

Investing Activities

Net cash flow used in investing activities decreased $9.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a decrease of $42.9 million in non-nuclear generation construction expenditures, primarily due to higher spending in 2020 on the Montgomery County Power Station project, and money pool activity. The decrease was partially offset by an increase of $50.7 million in distribution construction expenditures primarily due to storm spending in 2021. See “Hurricane Laura and Hurricane Delta” above for discussion of hurricane restoration efforts.
Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased $4.6 million for the three months ended March 31, 2021 compared to increasing $17.9 million for the three months ended March 31, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $338.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a capital contribution of $175 million received from Entergy Corporation in March 2020 in anticipation of upcoming expenditures, including Montgomery County Power Station, and the issuance of $175 million of 3.55% Series mortgage bonds in March 2020. The decrease was partially offset by money pool activity.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $30.9 million for the three months ended March 31, 2021.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table.

	March 31, 2021	December 31, 2020
Debt to capital	52.8%	53.7%
Effect of excluding the securitization bonds	(0.9%)	(1.3%)
Debt to capital, excluding securitization bonds (a)	51.9%	52.4%
Effect of subtracting cash	—%	(2.7%)
Net debt to net capital, excluding securitization bonds (a)	51.9%	49.7%

(a)Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
(In Thousands)
($30,858)	$4,601	$29,092	$11,181

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in September 2024.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of March 31, 2021, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2021, $30.2 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Liberty County Solar Facility

In September 2020, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to acquire the 100 MW Liberty County Solar Facility and a determination that Entergy Texas’s acquisition of the facility through a tax equity partnership is in the public interest. In its preliminary order, the PUCT determined that, in considering Entergy Texas’s application, it would not specifically address whether Entergy Texas’s use of a tax equity partnership is in the public interest. In March 2021 intervenors and PUCT staff filed testimony, and Entergy Texas filed rebuttal testimony in April 2021. A hearing on the merits was held in April 2021. Post-hearing briefs and reply briefs are due in May 2021. Closing is expected to occur in 2023.

Hardin County Peaking Facility

In April 2020, Entergy Texas and East Texas Electric Cooperative, Inc. filed a joint report and application seeking PUCT approvals related to two transactions: (1) Entergy Texas’s acquisition of the Hardin County Peaking Facility from East Texas Electric Cooperative, Inc.; and (2) Entergy Texas’s sale of a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc. The two transactions, currently

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
expected to close in June 2021, are interdependent. In October 2020, Entergy Texas filed an unopposed settlement agreement supporting approval of the transactions. Key provisions of the settlement include: Entergy Texas will propose to depreciate its investment in Hardin County Peaking Facility through the end of 2041; Entergy Texas’s recovery of its investment in Hardin County Peaking Facility will be capped at approximately $36 million; and Entergy Texas will not seek recovery of an acquisition adjustment, if any, or transaction costs for either transaction. The settlement was approved by the PUCT in April 2021.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Distribution Cost Recovery Factor (DCRF) Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $26.3 million annually, or $6.8 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between January 1, 2020 and August 31, 2020. In February 2021 the administrative law judge with the State Office of Administrative Hearings approved Entergy Texas’s agreed motion for interim rates, which went into effect in March 2021. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding. This case has been remanded to the PUCT for consideration of a final order at a future open meeting.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $51 million annually, or $31.6 million in incremental annual revenues beyond Entergy Texas’s currently effective TCRF rider based on its capital invested in transmission between July 1, 2019 and August 31, 2020. A procedural schedule was established with a hearing scheduled in March 2021. In February 2021, Entergy Texas filed an agreed motion to abate the procedural schedule, noting that the parties had reached a settlement in principle, and the administrative law judge granted the motion to abate. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2021 and resolving all issues in the proceeding. In March 2021 the administrative law judge granted the motion for interim rates, admitted evidence, and remanded this case to the PUCT for consideration of a final order at a future open meeting.

Fuel and purchased power recovery

In February 2021, Entergy Texas filed an application to implement a fuel refund for a cumulative over-recovery of approximately $75 million that is primarily attributable to settlements received by Entergy Texas from MISO related to Hurricane Laura. Entergy Texas planned to issue the refund over the period of March through August 2021. On February 22, 2021, Entergy Texas filed a motion to abate its fuel refund proceeding to assess how the February 2021 winter storm impacted Entergy Texas’s fuel over-recovery position. In March 2021, Entergy Texas withdrew its application to implement the fuel refund. Entergy Texas is continuing to evaluate its fuel balance and will file a subsequent refund or surcharge application consistent with the requirements of the PUCT’s rules.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. In January 2021, Entergy Texas resumed disconnections for customers with past-due balances that have not made payment arrangements. As of March 31, 2021, Entergy Texas recorded a regulatory asset of $10.7 million for costs associated with the COVID-19 pandemic.

Generation Cost Recovery Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed an application to establish a generation cost recovery rider with an initial annual revenue requirement of approximately $91 million to begin recovering a return of and on its capital investment in the Montgomery County Power Station through August 31, 2020. In December 2020, Entergy Texas filed an unopposed settlement supporting a generation cost recovery rider with an annual revenue requirement of approximately $86 million. On January 14, 2021, the PUCT approved the generation cost recovery rider settlement rates on an interim basis and abated the proceeding. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include investment in Montgomery County Power Station after August 31, 2020. In April 2021 the ALJ issued an order unabating the proceeding to consider Entergy Texas’s updated application and establishing a procedural schedule that will result in administrative approval of Entergy Texas’s application in June 2021 if it is unopposed by parties to the proceeding.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which is expected to close in June 2021. The initial generation cost recovery rider rates proposed in the application represent no change from the generation cost recovery rider rates to be established in Entergy Texas’s previous generation cost recovery rider proceeding. Once Entergy Texas has acquired the Hardin County Peaking Facility, its investment in the facility will be reflected in an updated filing to Entergy Texas’s application, which will be made within 60 days of the acquisition’s closing.

Hurricane Laura, Hurricane Delta, and Winter Storm Uri

In August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to distribution and transmission infrastructure, and the loss of sales during the power outages. In April 2021, Entergy Texas filed an application with the PUCT requesting a determination that its system restoration costs associated with Hurricane Laura, Hurricane Delta, and Winter Storm Uri of approximately $250 million, including approximately $200 million in capital costs and approximately $50 million in non-capital costs were reasonable and necessary to enable Entergy Texas to restore electric service to its customers and Entergy Texas’s electric utility infrastructure. The filing currently includes only a portion of the Winter Storm Uri costs. Entergy Texas expects to initiate a proceeding later in 2021 to securitize the costs approved by the PUCT.

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

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020
	(In Thousands)
OPERATING REVENUES
Electric	$480,220	$339,336

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	112,396	41,346
Purchased power	141,362	119,791
Other operation and maintenance	62,955	58,933
Taxes other than income taxes	21,875	19,272
Depreciation and amortization	50,936	42,566
Other regulatory charges (credits) - net	15,840	21,368
TOTAL	405,364	303,276

OPERATING INCOME	74,856	36,060

OTHER INCOME
Allowance for equity funds used during construction	2,445	10,641
Interest and investment income	224	429
Miscellaneous - net	(423)	(346)
TOTAL	2,246	10,724

INTEREST EXPENSE
Interest expense	23,038	22,858
Allowance for borrowed funds used during construction	(984)	(4,573)
TOTAL	22,054	18,285

INCOME BEFORE INCOME TAXES	55,048	28,499

Income taxes	4,990	(4,208)

NET INCOME	50,058	32,707

Preferred dividend requirements	470	470

EARNINGS APPLICABLE TO COMMON STOCK	$49,588	$32,237

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$50,058	$32,707
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	50,936	42,566
Deferred income taxes, investment tax credits, and non-current taxes accrued	(1,522)	3,921
Changes in assets and liabilities:
Receivables	(16,424)	1,221
Fuel inventory	3,509	(1,127)
Accounts payable	(42,511)	(35,288)
Taxes accrued	(5,123)	(20,597)
Interest accrued	(10,989)	(7,380)
Deferred fuel costs	(62,970)	8,138
Other working capital accounts	1,118	5,004
Provisions for estimated losses	(31)	5
Other regulatory assets	40,484	34,309
Other regulatory liabilities	(13,649)	(8,854)
Pension and other postretirement liabilities	(5,434)	(9,086)
Other assets and liabilities	(16,316)	(8,425)
Net cash flow provided by (used in) operating activities	(28,864)	37,114

INVESTING ACTIVITIES
Construction expenditures	(238,903)	(236,984)
Allowance for equity funds used during construction	2,445	10,641
Changes in money pool receivable - net	4,601	(17,911)
Changes in securitization account	8,161	11,604
Net cash flow used in investing activities	(223,696)	(232,650)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	194,631
Retirement of long-term debt	(27,951)	(26,864)
Capital contribution from parent	—	175,000
Change in money pool payable - net	30,858	—
Preferred stock dividends paid	(470)	(653)
Other	1,552	206
Net cash flow provided by financing activities	3,989	342,320

Net increase (decrease) in cash and cash equivalents	(248,571)	146,784
Cash and cash equivalents at beginning of period	248,596	12,929
Cash and cash equivalents at end of period	$25	$159,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$33,394	$29,699
Income taxes	($836)	($2,358)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$25	$26
Temporary cash investments	—	248,570
Total cash and cash equivalents	25	248,596
Securitization recovery trust account	28,072	36,233
Accounts receivable:
Customer	108,152	103,221
Allowance for doubtful accounts	(15,058)	(16,810)
Associated companies	14,385	18,892
Other	14,995	11,780
Accrued unbilled revenues	62,845	56,411
Total accounts receivable	185,319	173,494
Fuel inventory - at average cost	50,022	53,531
Materials and supplies - at average cost	60,011	56,227
Prepayments and other	12,493	20,165
TOTAL	335,942	588,246

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	336	349
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	17,552	19,889
TOTAL	18,264	20,614

UTILITY PLANT
Electric	6,771,662	6,007,687
Construction work in progress	178,917	879,908
TOTAL UTILITY PLANT	6,950,579	6,887,595
Less - accumulated depreciation and amortization	1,898,407	1,864,494
UTILITY PLANT - NET	5,052,172	5,023,101

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $60,618 as of March 31, 2021 and $78,590 as of December 31, 2020)	484,229	524,713
Other	78,654	70,397
TOTAL	562,883	595,110

TOTAL ASSETS	$5,969,261	$6,227,071

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$200,000	$200,000
Accounts payable:
Associated companies	81,613	55,944
Other	139,190	350,947
Customer deposits	33,831	36,282
Taxes accrued	47,315	52,438
Interest accrued	9,867	20,856
Current portion of unprotected excess accumulated deferred income taxes	30,591	29,249
Deferred fuel costs	22,386	85,356
Other	12,377	12,370
TOTAL	577,170	843,442

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	635,212	639,422
Accumulated deferred investment tax credits	9,788	9,942
Regulatory liability for income taxes - net	164,680	175,594
Other regulatory liabilities	28,220	32,297
Asset retirement cost liabilities	8,175	8,063
Accumulated provisions	8,351	8,382
Long-term debt (includes securitization bonds of $95,185 as of March 31, 2021 and $123,066 as of December 31, 2020)	2,265,827	2,293,708
Other	64,672	58,643
TOTAL	3,184,925	3,226,051

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2021 and 2020	49,452	49,452
Paid-in capital	955,162	955,162
Retained earnings	1,167,552	1,117,964
Total common shareholder's equity	2,172,166	2,122,578
Preferred stock without sinking fund	35,000	35,000
TOTAL	2,207,166	2,157,578

TOTAL LIABILITIES AND EQUITY	$5,969,261	$6,227,071

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2019	$35,000	$49,452	$780,182	$934,773	$1,799,407

Net income	—	—	—	32,707	32,707
Capital contribution from parent	—	—	175,000	—	175,000
Preferred stock dividends	—	—	—	(470)	(470)
Balance at March 31, 2020	$35,000	$49,452	$955,182	$967,010	$2,006,644

Balance at December 31, 2020	$35,000	$49,452	$955,162	$1,117,964	$2,157,578

Net income	—	—	—	50,058	50,058
Preferred stock dividends	—	—	—	(470)	(470)
Balance at March 31, 2021	$35,000	$49,452	$955,162	$1,167,552	$2,207,166

See Notes to Financial Statements.

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

Results of Operations

Net Income

Net income decreased $4.6 million primarily due to a decrease in the allowance for equity funds used during construction resulting from higher spending in 2020 including the scheduled 2020 Grand Gulf refueling outage.

Income Taxes

The effective income tax rate was (79.5%) for the first quarter 2021. The difference in the effective income tax rate for the first quarter 2021 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, the amortization of investment tax credits, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Notes 2 and 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was 16% for the first quarter 2020. The difference in the effective income tax rate for the first quarter 2020 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items, permanent differences related to income tax deductions for stock-based compensation, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 3 to the financial statements in the Form 10-K for discussion of the income tax deductions for stock-based compensation.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$242,469	$68,534

Cash flow provided by (used in):
Operating activities	(29,242)	60,442
Investing activities	(23,437)	(79,532)
Financing activities	(57,563)	43,002
Net increase (decrease) in cash and cash equivalents	(110,242)	23,912

Cash and cash equivalents at end of period	$132,227	$92,446

Operating Activities

System Energy’s operating activities used $29.2 million of cash for the three months ended March 31, 2021 compared to providing $60.4 million of cash for the three months ended March 31, 2020 primarily due to income tax payments of $39.1 million in 2021 and timing of payments to vendors, partially offset by a decrease in spending of $18 million on nuclear refueling outages in 2021 as compared to the same period in 2020. System Energy had income tax payments in 2021 as a result of the amended Mississippi tax returns filed based on federal adjustments related to the resolution of the 2014-2015 IRS audit, as well as a portion of the payments made in accordance with an intercompany income tax allocation agreement. See Note 3 to the financial statements in the Form 10-K for discussion of the 2014-2015 IRS audit.

Investing Activities

Net cash flow used in investing activities decreased $56.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to:

•an increase of $67.4 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•a decrease of $46.4 million in nuclear construction expenditures as a result of spending in 2020 on Grand Gulf outage projects and upgrades.

The decrease was partially offset by money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $12.7 million for the three months ended March 31, 2021 compared to decreasing by $42.5 million for the three months ended March 31, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Financing Activities

System Energy’s financing activities used $57.6 million of cash for the three months ended March 31, 2021 compared to providing $43 million of cash for the three months ended March 31, 2020 primarily due to the repayment in February 2021 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to the net repayment of long-term debt in 2021.

	March 31, 2021	December 31, 2020
Debt to capital	41.5%	42.7%
Effect of subtracting cash	(4.5%)	(8.5%)
Net debt to net capital	37.0%	34.2%

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

System Energy’s receivables from the money pool were as follows:

March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
(In Thousands)
$16,682	$4,004	$16,819	$59,298

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in September 2022. As of March 31, 2021, $63.4 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in May 2020 the FERC issued an order on rehearing of Opinion No. 569 (Opinion No. 569-A). In June 2020 the procedural schedule in the System Energy proceeding was further revised in order to allow parties to address the Opinion No. 569-A methodology. The parties and FERC trial staff filed final rounds of testimony in August 2020. The hearing before a FERC ALJ occurred in late-September through early-October 2020, post-hearing briefing took place in November and December 2020. System Energy recorded a provision against revenue for the potential outcome of this proceeding.

In March 2021 the FERC ALJ issued an initial decision. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $59 million, which includes interest through March 31, 2021, and the estimated resulting annual rate reduction would be approximately $46 million. The estimated refund will continue to accrue interest until a final FERC decision is issued. Based on the course of the proceeding to date, System Energy has recorded a provision of $36 million, including interest, as of March 31, 2021.

The ALJ initial decision is an interim step in the FERC litigation process. In April 2021, System Energy filed its brief on exceptions, in which it challenged the initial decision’s findings on both the return on equity and capital structure issues. Also in April 2021, the LPSC, APSC, MPSC, City Council, and the FERC trial staff filed briefs on exceptions. Reply briefs opposing exceptions are due in May 2021.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through March 31, 2021, is approximately $422 million, plus interest, which is approximately $115 million through March 31, 2021. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through March 31, 2021.

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

Also as discussed in the Form 10-K, in November 2020 the IRS issued a Revenue Agent’s Report (RAR) for the 2014/2015 tax year and in December 2020 Entergy executed it. The RAR contained an adjustment to System Energy’s uncertain nuclear decommissioning tax position. As a result of the RAR, in December 2020, System Energy filed amendments to its new Federal Power Act section 205 filings to establish an ongoing rate base credit for the accumulated deferred income taxes resulting from the decommissioning uncertain tax position and to credit excess accumulated deferred income taxes arising from the successful portion of the decommissioning uncertain tax position. The amendments both propose the inclusion of the RAR as support for the filings. In December 2020 the LPSC, APSC, and City Council filed a protest in response to the amendments, reiterating their prior objections to the filings. In February 2021 the FERC issued an order accepting System Energy’s Federal Power Act section 205 filings subject to refund, setting them for hearing, and holding the hearing in abeyance.

In December 2020, System Energy filed a new Federal Power Act section 205 filing to provide a one-time, historical credit to customers of $25.2 million for the accumulated deferred income taxes that would have been created by the decommissioning uncertain tax position if the IRS’s decision had been known in 2016. In January 2021 the LPSC, APSC, MPSC, and City Council filed a protest to the filing. In February 2021, the FERC issued an order accepting System Energy’s Federal Power Act section 205 filing subject to refund, setting it for hearing, and holding the hearing in abeyance. The one-time credit was made during the first quarter 2021.

LPSC Authorization of Additional Complaints

As discussed in the Form 10-K, in May 2020 the LPSC authorized its staff to file additional complaints at FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement, and the first of the additional complaints was filed by the LPSC, the APSC, the MPSC and the City Council in September 2020. The second of the additional complaints was filed at the FERC in March 2021 by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. The second complaint contains two primary allegations. First, it alleges that, based on the plant’s capacity factor and alleged safety performance, System Energy and the other respondents imprudently operated Grand Gulf during the period 2016-2020, and it seeks refunds of at least $360 million in alleged replacement energy costs, in addition to other costs, including those that can only be identified upon further investigation. Second, it alleges that the performance and/or management of the 2012 extended power uprate of Grand Gulf was imprudent, and it seeks refunds of all costs of the 2012 uprate that are determined to result from imprudent planning or management of the project. In addition to the requested refunds, the complaint asks that the FERC modify the Unit Power Sales Agreement to provide for full cost recovery only if certain performance

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
indicators are met and to require pre-authorization of capital improvement projects in excess of $125 million before related costs may be passed through to customers in rates. In April 2021, System Energy and the other respondents filed their motion to dismiss and answer to the complaint. System Energy requested that the FERC dismiss the claims within the complaint. With respect to the claim concerning operations, System Energy argues that the complaint does not meet its legal burden because, among other reasons, it fails to allege any specific imprudent conduct. With respect to the claim concerning the uprate, System Energy argues that the complaint fails because, among other reasons, the complainants’ own conduct prevents them from raising a serious doubt as to the prudence of the uprate. System Energy also requests that the FERC dismiss other elements of the complaint, including the proposed modifications to the Unit Power Sales Agreement, because they are not warranted.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. Following is an update to that discussion

NRC Reactor Oversight Process

As discussed in the Form 10-K, the NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, and “multiple/repetitive degraded cornerstone column,” or Column 4. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs.

In March 2021 the NRC placed Grand Gulf in Column 3 based on the incidence of five unplanned plant scrams during calendar year 2020, some of which were related to upgrades made to the plant’s turbine control system during the spring 2020 refueling outage. The NRC plans to conduct a supplemental inspection of Grand Gulf in accordance with its inspection procedures for nuclear plants in Column 3.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020
	(In Thousands)
OPERATING REVENUES
Electric	$117,746	$130,664

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	16,859	13,143
Nuclear refueling outage expenses	6,718	8,272
Other operation and maintenance	41,960	40,471
Decommissioning	9,529	9,157
Taxes other than income taxes	6,825	7,973
Depreciation and amortization	28,194	26,899
Other regulatory charges (credits) - net	11,550	(10,560)
TOTAL	121,635	95,355

OPERATING INCOME (LOSS)	(3,889)	35,309

OTHER INCOME
Allowance for equity funds used during construction	1,111	3,584
Interest and investment income	27,442	5,338
Miscellaneous - net	(2,024)	(2,460)
TOTAL	26,529	6,462

INTEREST EXPENSE
Interest expense	9,535	8,540
Allowance for borrowed funds used during construction	(188)	(711)
TOTAL	9,347	7,829

INCOME BEFORE INCOME TAXES	13,293	33,942

Income taxes	(10,571)	5,429

NET INCOME	$23,864	$28,513

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$23,864	$28,513
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	53,433	47,041
Deferred income taxes, investment tax credits, and non-current taxes accrued	(10,197)	(5,764)
Changes in assets and liabilities:
Receivables	9,255	22,292
Accounts payable	(21,296)	15,049
Taxes accrued	(33,364)	(3,590)
Interest accrued	(1,088)	(201)
Other working capital accounts	2,347	(30,385)
Other regulatory assets	20,923	(3,893)
Other regulatory liabilities	(12,591)	(135,561)
Pension and other postretirement liabilities	(7,424)	(2,587)
Other assets and liabilities	(53,104)	129,528
Net cash flow provided by (used in) operating activities	(29,242)	60,442

INVESTING ACTIVITIES
Construction expenditures	(14,890)	(60,551)
Allowance for equity funds used during construction	1,111	3,584
Nuclear fuel purchases	(4,745)	(69,022)
Proceeds from the sale of nuclear fuel	12,626	9,503
Proceeds from nuclear decommissioning trust fund sales	211,481	132,661
Investment in nuclear decommissioning trust funds	(216,342)	(138,186)
Changes in money pool receivable - net	(12,678)	42,479
Net cash flow used in investing activities	(23,437)	(79,532)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	189,244	243,559
Retirement of long-term debt	(225,807)	(186,904)
Common stock dividends and distributions paid	(21,000)	(13,653)
Net cash flow provided by (used in) financing activities	(57,563)	43,002

Net increase (decrease) in cash and cash equivalents	(110,242)	23,912
Cash and cash equivalents at beginning of period	242,469	68,534
Cash and cash equivalents at end of period	$132,227	$92,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$10,720	$8,598
Income taxes	$39,085	$—

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$78	$26,086
Temporary cash investments	132,149	216,383
Total cash and cash equivalents	132,227	242,469
Accounts receivable:
Associated companies	59,422	57,743
Other	4,294	2,550
Total accounts receivable	63,716	60,293
Materials and supplies - at average cost	126,444	123,006
Deferred nuclear refueling outage costs	27,932	34,459
Prepayments and other	7,605	6,864
TOTAL	357,924	467,091

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,249,846	1,215,868
TOTAL	1,249,846	1,215,868

UTILITY PLANT
Electric	5,310,445	5,309,458
Construction work in progress	73,360	59,831
Nuclear fuel	150,948	175,005
TOTAL UTILITY PLANT	5,534,753	5,544,294
Less - accumulated depreciation and amortization	3,381,583	3,355,367
UTILITY PLANT - NET	2,153,170	2,188,927

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	518,040	538,963
Other	2,441	3,119
TOTAL	520,481	542,082

TOTAL ASSETS	$4,281,421	$4,413,968

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$19	$100,015
Accounts payable:
Associated companies	4,644	15,309
Other	36,849	41,313
Taxes accrued	49,613	82,977
Interest accrued	11,634	12,722
Other	4,247	4,248
TOTAL	107,006	256,584

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	340,689	359,835
Accumulated deferred investment tax credits	43,963	38,902
Regulatory liability for income taxes - net	134,350	151,829
Other regulatory liabilities	670,284	665,396
Decommissioning	978,439	968,910
Pension and other postretirement liabilities	117,988	125,412
Long-term debt	768,950	705,259
Other	36,342	61,295
TOTAL	3,091,005	3,076,838

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2021 and 2020	951,850	951,850
Retained earnings	131,560	128,696
TOTAL	1,083,410	1,080,546

TOTAL LIABILITIES AND EQUITY	$4,281,421	$4,413,968

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2019	$601,850	$110,218	$712,068

Net income	—	28,513	28,513
Common stock dividends and distributions	—	(13,653)	(13,653)
Balance at March 31, 2020	$601,850	$125,078	$726,928

Balance at December 31, 2020	$951,850	$128,696	$1,080,546

Net income	—	23,864	23,864
Common stock dividends and distributions	—	(21,000)	(21,000)
Balance at March 31, 2021	$951,850	$131,560	$1,083,410

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

1/01/2021-1/31/2021	—	$—	—	$350,052,918
2/01/2021-2/28/2021	—	$—	—	$350,052,918
3/01/2021-3/31/2021	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2021, Entergy withheld 81,434 shares of its common stock at $95.12 per share, 40,476 shares of its common stock at $95.15 per share, 36,804 shares of its common stock at $94.75 per share, 36,347 shares of its common stock at $95.33 per share, 1,188 shares of its common stock at $91.16 per share, 853 shares of its common stock at $96.47 per share, 719 shares of its common stock at $98.01 per share, 678 shares of its common stock at $92.70 per share, 584 shares of its common stock at $94.69 per share, 118 shares of its common stock at $95 per share, and 10 shares of its common stock at $95.25 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

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

Nuclear Waste Policy Act of 1982

Nuclear Plant Decommissioning

In March 2021 filings with the NRC were made reporting on decommissioning funding for all of Entergy subsidiaries’ nuclear plants.  Those reports showed that decommissioning funding for each of the nuclear plants met the NRC’s financial assurance requirements.

NRC Reactor Oversight Process

In March 2021 the NRC placed Grand Gulf in Column 3 based on the incidence of five unplanned plant scrams during calendar year 2020, some of which were related to upgrades made to the plant’s turbine control system during the spring 2020 refueling outage. The NRC plans to conduct a supplemental inspection of Grand Gulf in accordance with its inspection procedures for nuclear plants in Column 3.

Environmental Regulation

Following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

See the Form 10-K for discussion of the Clean Air Act and Subsequent Amendments set by the EPA in accordance with the Clean Air Act. Following are updates to that discussion.

New Source Review

As discussed in the Form 10-K, in January and February 2018, Entergy Arkansas, Entergy Mississippi, Entergy Power, and other co-owners received 60-day notice of intent to sue letters from the Sierra Club and the National Parks Conservation Association concerning allegations of violations of new source review and permitting provisions of the Clean Air Act at the Independence and White Bluff coal-burning units, respectively. In November 2018, following extensive negotiations, Entergy Arkansas, Entergy Mississippi, and Entergy Power entered a proposed settlement resolving those claims as well as other issues facing Entergy Arkansas’s fossil generation plants. The settlement, which formally resolves a complaint filed by the Sierra Club and the National Parks Conservation Association, was subject to approval by the U.S. District Court for the Eastern District of Arkansas. In March 2021 the District Court approved and entered the proposed settlement. For further information about the settlement, see “Regional Haze” discussed below.

National Ambient Air Quality Standards

See the Form 10-K for discussion of the National Ambient Air Quality Standards set by the EPA in accordance with the Clean Air Act. Following are updates to that discussion.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which had a compliance date, with a widely granted one-year extension, of April 2016. The required controls have been installed and are operational at all affected Entergy units. In May 2020 the EPA finalized a rule that finds that it is not “appropriate and necessary” to regulate hazardous air pollutants from electric steam generating units under the provisions of section 112(n) of the Clean Air Act. This is a reversal of the EPA’s previous finding requiring such regulation. The final appropriate and necessary finding does not revise the underlying MATS rule. Several lawsuits have been filed challenging the appropriate and necessary finding. In February 2021 the D.C. Circuit granted the EPA’s motion to hold the litigation in abeyance pending the agency’s review of the appropriate and necessary rule. The EPA must file status reports with the court every 120 days. Entergy will continue to monitor this situation.

Cross-State Air Pollution

As discussed in the Form 10-K, for 12 states, including Louisiana, the EPA proposes additional emission reductions through proposed reductions in the number of NOx emission allowances allocated to each state. Entergy, through its various trade associations, filed comments on the proposal. In March 2021 the EPA released the prepublication version of the final rule which further decreases the Louisiana ozone season emissions budget from that in the proposed rule. Entergy is currently analyzing the potential impact on its facilities in Louisiana. Preliminary analysis indicates that ozone season NOx allowances may become significantly more expensive in Louisiana, which could impact the cost of dispatching Entergy’s generating units located in Louisiana.

Regional Haze

As discussed in the Form 10-K, in January and February 2018, Entergy Arkansas, Entergy Mississippi, Entergy Power, and other co-owners received 60-day notice of intent to sue letters from the Sierra Club and the National Parks Conservation Association concerning allegations of violations of new source review and permitting provisions of the Clean Air Act at the Independence and White Bluff coal-burning units, respectively. In November 2018, following extensive negotiations, Entergy Arkansas, Entergy Mississippi, and Entergy Power entered a proposed settlement resolving those claims and reducing the risk that Entergy Arkansas, as operator of Independence and White Bluff, might be compelled under the Clean Air Act’s regional haze program to install costly emissions control technologies. Consistent with the terms of the settlement and in many cases also the Part II state implementation plan (SIP), Entergy Arkansas, along with co-owners, will begin using only low-sulfur coal at Independence and White Bluff by mid-2021; cease to use coal at White Bluff and Independence by the end of 2028 and 2030, respectively; cease operation of the remaining gas unit at Lake Catherine by the end of 2027; reserve the option to develop new generating sources at each plant site; and commit to install or propose to regulators at least 800 MWs of renewable generation by the end of 2027, with at least half installed or proposed by the end of 2022 (which includes two existing Entergy Arkansas projects) and with all qualifying co-owner projects counting toward satisfaction of the obligation. Under the settlement, the Sierra Club and the National Parks Conservation Association also waive certain potential existing claims under federal and state environmental law with respect to specified generating plants. The settlement, which formally resolves a complaint filed by the Sierra Club and the National Parks Conservation Association, was subject to approval by the U.S. District Court for the Eastern District of Arkansas. In November 2020 the court denied motions by the Arkansas Attorney General and the Arkansas Affordable Energy Coalition to intervene and to stay the proceedings. The proposed intervenors did not appeal the ruling. The District Court approved and entered the proposed settlement in March 2021.

The second planning period (2018-2028) for the regional haze program requires states to examine sources for impacts on visibility and to prepare SIPs by July 31, 2021. Entergy has received information collection requests from Arkansas and Louisiana requesting an evaluation of technical and economic feasibility of various NOx and SO2 control technologies for Independence, Nelson 6, and Ninemile. Responses to the information requests have been submitted to the respective state agencies.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

As discussed in the Form 10-K, in January 2021 the U.S. Court of Appeals for the D.C. Circuit vacated the Affordable Clean Energy Rule (ACE). The court held that ACE relied on an incorrect interpretation of the Clean Air Act that the statute expressly forecloses emission reduction approaches, such as emissions trading and generating shifting, that cannot be applied at and to the individual source. The court remanded ACE to the EPA for further consideration and also vacated the repeal of the Clean Power Plan. In March 2021 the D.C. Circuit issued a partial mandate vacating the ACE rule, but withheld the mandate vacating the repeal of the Clean Power Plan pending the EPA’s new rulemaking to regulate greenhouse gas emissions. Thus, the Clean Power Plan will not take effect during the rulemaking process and there currently is no regulation in place with respect to greenhouse gas emissions from electric generating units and states are not expected to take further action to develop and submit plans at this time.

Coal Combustion Residuals

As discussed in the Form 10-K, in late 2017, Entergy determined that certain in-ground wastewater treatment system recycle ponds at its White Bluff and Independence facilities require management under the new EPA regulations. Each site has commenced closure of its two recycle ponds (four ponds total), prior to the April 11, 2021 deadline under the finalized CCR rule for unlined recycle ponds.

Other Environmental Matters

Entergy Texas

As discussed in the Form 10-K, due to COVID-19 pandemic delays, the Texas Commission on Environmental Quality (TCEQ) extended the Affected Property Assessment Report (APAR) and Ecological Risk Assessment submittal dates to December 2020, which Entergy timely met. Following the TCEQ’s review of the APAR and Ecological Risk Assessment, the TCEQ issued a No Further Action determination for the site in March 2021.

Item 6.  Exhibits

4(a) -	Officer’s Certificate for Entergy Corporation relating to 1.90% Senior Notes due June 15, 2028 (4.02(a) to Form 8-K filed March 5, 2021 in 1-11299).

4(b) -	Officer’s Certificate for Entergy Corporation relating to 2.40% Senior Notes due June 15, 2031 (4.02(b) to Form 8-K filed March 5, 2021 in 1-11299).

4(c) -	Eighty-fourth Supplemental Indenture, dated as of March 1, 2021, to Entergy Arkansas Mortgage and Deed of Trust, dated as of October 1, 1944 (4.49 to Form 8-K filed March 30, 2021 in 1-10764).

4(d) -	Ninety-fifth Supplemental Indenture, dated as of March 1, 2021, to Entergy Louisiana Mortgage and Deed of Trust, dated as of April 1, 1944 (4.53 to Form 8-K filed March 10, 2021 in 1-32718).

4(e) -	Ninety-fourth Supplemental Indenture, dated as of March 1, 2021, to Entergy Louisiana Indenture of Mortgage, dated September 1, 1926 (4.52 to Form 8-K filed March 10, 2021 in 1-32718).

4(f) -	Fifteenth Supplemental Indenture, dated as of March 1, 2021, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4.51 to Form 8-K filed March 10, 2021 in 1-32718).

4(g) -	Sixteenth Supplemental Indenture, dated as of April 1, 2021, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4(b) to Form 8-K filed April 1, 2021 in 1-32718).

4(h) -
Officer’s Certificate No. 21-B-15, dated March 1, 2021, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.50(a) to Form 8-K filed March 10, 2021 in 1-32718).

4(i) -
Officer’s Certificate No. 21-B-16, dated March 1, 2021, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.50(b) to Form 8-K filed March 10, 2021 in 1-32718).

4(j) -	Officer’s Certificate No. 22-B-17, dated April 1, 2021, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4(a) to Form 8-K filed April 1, 2021 in 1-32718).

4(k) -
Loan Agreement, dated as of April 1, 2021, between the Louisiana Local Government Environmental Facilities and Community Development Authority and Entergy Louisiana relating to Revenue Refunding Bonds (Entergy Louisiana, LLC Project) Series 2021A (4(c) to Form 8-K filed April 1, 2021 in 1-32718).

4(l) -
Trust Indenture, dated as of April 1, 2021, between the Louisiana Local Government Environmental Facilities and Community Development Authority and The Bank of New York Mellon authorizing Revenue Refunding Bonds (Entergy Louisiana, LLC Project) Series 2021A (4(d) to Form 8-K filed April 1, 2021 in 1-32718).

4(m) -
Loan Agreement, dated as of April 1, 2021, between the Louisiana Local Government Environmental Facilities and Community Development Authority and Entergy Louisiana relating to Revenue Refunding Bonds (Entergy Louisiana, LLC Project) Series 2021B (4(e) to Form 8-K filed April 1, 2021 in 1-32718).

4(n) -
Trust Indenture, dated as of April 1, 2021, between the Louisiana Local Government Environmental Facilities and Community Development Authority and The Bank of New York Mellon authorizing Revenue Refunding Bonds (Entergy Louisiana, LLC Project) Series 2021B (4(f) to Form 8-K filed April 1, 2021 in 1-32718).

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

99(a) -
Equity Distribution Sales Agreement, dated January 11, 2021 by and among Entergy Corporation and BofA Securities, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC and Wells Fargo Securities, LLC, as sales agents and as forward sellers, and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, New York Branch, Mizuho Markets Americas LLC (with Mizuho Securities USA LLC acting as agent) and Wells Fargo Bank, National Association, as forward purchasers (1.01 to Form 8-K filed January 11, 2021 in 1-11299).

99(b) -	Master Forward Confirmation, dated January 11, 2021, between Entergy Corporation and Bank of America, N.A. (99.01 to Form 8-K filed January 11, 2021 in 1-11299).

99(c) -	Master Forward Confirmation, dated January 11, 2021, between Entergy Corporation and Citigroup Global Markets Inc. (99.02 to Form 8-K filed January 11, 2021 in 1-11299).

99(d) -	Master Forward Confirmation, dated January 11, 2021, between Entergy Corporation and JPMorgan Chase Bank, National Association (99.03 to Form 8-K filed January 11, 2021 in 1-11299).

99(e) -
Master Forward Confirmation, dated January 11, 2021, between Entergy Corporation and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC acting as agent) (99.04 to Form 8-K filed January 11, 2021 in 1-11299).

99(f) -	Master Forward Confirmation, dated January 11, 2021, between Entergy Corporation and Wells Fargo Bank, National Association (99.05 to Form 8-K filed January 11, 2021 in 1-11299).

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date:    May 6, 2021