Form 10-Q
period 2021-06-30
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2021-08-06
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at July 30, 2021
Entergy Corporation	($0.01 par value)	200,954,557

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2020 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•changes in the regulation or regulatory oversight of Entergy’s owned or operated nuclear generating facilities and nuclear materials and fuel, including with respect to the planned shutdown and sale of Palisades, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and fuel;
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
•the economic climate, and particularly economic conditions in Entergy’s Utility service area and events and circumstances that could influence economic conditions in those areas, including power prices, and the risk that anticipated load growth may not materialize;
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
•the decision to cease merchant power generation at all Entergy Wholesale Commodities nuclear power plants by mid-2022, including the implementation of the planned shutdown and sale of Palisades;
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

Indian Point 2
Unit 2 of Indian Point Energy Center (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in April 2020 and was sold in May 2021

Indian Point 3
Unit 3 of Indian Point Energy Center (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in April 2021 and was sold in May 2021

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

Hurricane Laura, Hurricane Delta, and Hurricane Zeta

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Laura, Hurricane Delta, and Hurricane Zeta” in the Form 10-K for a discussion of Hurricane Laura, Hurricane Delta, and Hurricane Zeta, which caused significant damage to portions of the Utility’s service territories in Louisiana, including New Orleans, Texas, and to a lesser extent, in Arkansas and Mississippi. See Note 2 to the financial statements herein for discussion of storm cost filings made in 2021 by Entergy Louisiana, Entergy New Orleans, and Entergy Texas.

Winter Storm Uri

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - February 2021 Winter Storms” in the Form 10-K for a discussion of the winter storms and extreme cold temperatures experienced in the United States, including Entergy’s service area, in February 2021 (Winter Storm Uri). Fuel and purchased power costs for February 2021 for Entergy were approximately $720 million, including $145 million for Entergy Arkansas, $285 million for Entergy Louisiana, $65 million for Entergy Mississippi, $35 million for Entergy New Orleans, and $185 million for Entergy Texas. This compares to fuel and purchased power costs for February 2020 for Entergy of $245 million, including $40 million for Entergy Arkansas, $95 million for Entergy Louisiana, $35 million for Entergy Mississippi, $25 million for Entergy New Orleans, and $50 million for Entergy Texas. See Note 2 to the financial statements herein for discussion of storm cost filings made in 2021 by Entergy Louisiana and Entergy Texas. See Note 2 to the financial statements herein and in the Form 10-K for discussion of fuel cost recovery at the Utility operating companies.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Results of Operations

Second Quarter 2021 Compared to Second Quarter 2020

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the second quarter 2021 to the second quarter 2020 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2020 Net Income (Loss) Attributable to Entergy Corporation	$344,869	$84,631	($68,967)	$360,533

Operating revenues	460,324	(51,053)	11	409,282
Fuel, fuel-related expenses, and gas purchased for resale	284,683	376	—	285,059
Purchased power	32,515	7,895	—	40,410
Other regulatory charges (credits) - net	(29,891)	—	—	(29,891)
Other operation and maintenance	102,213	(56,992)	(364)	44,857
Asset write-offs, impairments, and related charges	—	335,317	—	335,317
Taxes other than income taxes	5,654	(8,346)	(43)	(2,735)
Depreciation and amortization	28,904	(11,040)	(88)	17,776
Other income (deductions)	(45,535)	(152,885)	4,205	(194,215)
Interest expense	10,085	(2,809)	1,444	8,720
Other expenses	1,942	(12,350)	—	(10,408)
Income taxes	(2,350)	(96,163)	(9,018)	(107,531)
2021 Net Income (Loss) Attributable to Entergy Corporation	$325,903	($275,195)	($56,682)	($5,974)

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Second quarter 2021 results of operations include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements herein for further discussion of the sale of the Indian Point Energy Center.

Second quarter 2020 results of operations include gains of $225 million (pre-tax) on Entergy Wholesale Commodities’ nuclear decommissioning trust fund investments reflecting the equity market rebound from the March 2020 decline associated with the COVID-19 pandemic. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the second quarter 2021 to the second quarter 2020:

Amount
(In Millions)
2020 operating revenues	$2,213
Fuel, rider, and other revenues that do not significantly affect net income	354
Retail electric price	96
Volume/weather	10
2021 operating revenues	$2,673

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

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective with the first billing cycle of May 2021;
•increases in Entergy Louisiana’s overall formula rate plan revenues, including an increase in the transmission recovery mechanism effective September 2020, and an interim increase effective December 2020 due to the inclusion of the first-year revenue requirement for the Washington Parish Energy Center;
•an increase in Entergy Mississippi’s formula rate plan rates effective, in part, with the first billing cycle of April 2021;
•an interim increase in Entergy New Orleans’s formula rate plan revenues resulting from the recovery of New Orleans Power Station costs, effective November 2020; and
•the implementation of the generation cost recovery rider, which includes the first-year revenue requirement for the Montgomery County Power Station, effective January 2021, an increase in the transmission cost recovery factor rider effective March 2021, and an increase in the distribution cost recovery factor rider effective March 2021, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to an increase of 777 GWh, or 3%, in billed electricity usage primarily due to an increase in commercial usage resulting from reduced impacts from the COVID-19 pandemic on businesses as compared to prior year and an increase in industrial usage primarily due to an increase in demand from expansion projects, primarily in the transportation, metals, and chemicals industries, and an increase in demand from cogeneration customers. The increase was partially offset by a decrease in usage from residential customers primarily due to the impact that the COVID-19 pandemic had on prior year usage. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the COVID-19 pandemic.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Billed electric energy sales for Utility for the three months ended June 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	7,361	7,759	(5)
Commercial	6,370	6,071	5
Industrial	12,690	11,846	7
Governmental	602	570	6
Total retail	27,023	26,246	3
Sales for resale	4,716	3,111	52
Total	31,739	29,357	8

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $200 million for the second quarter 2020 to $149 million for the second quarter 2021 primarily due to the shutdown of Indian Point 3 in April 2021 and the shutdown of Indian Point 2 in April 2020.

Following are key performance measures for Entergy Wholesale Commodities for the second quarters 2021 and 2020:

	2021	2020
Owned capacity (MW) (a)	1,205	2,246
GWh billed	2,687	4,958

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	94%	96%
GWh billed	2,356	4,580
Average energy price ($/MWh)	$48.75	$35.48
Average capacity price ($/kW-month)	$0.32	$2.33

The Entergy Wholesale Commodities nuclear power plants had no refueling outage days in the second quarters of 2021 and 2020.

(a)The reduction in owned capacity is due to the shutdown of the 1,041 MW Indian Point 3 plant in April 2021.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $589 million for the second quarter 2020 to $691 million for the second quarter 2021 primarily due to:

•an increase of $16 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2021 as compared to 2020 and higher expenses associated with plants placed in service, including the New Orleans Power Station, which began commercial operation in May

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
2020; the Washington Parish Energy Center, purchased in November 2020; and the Montgomery County Power Station, which began commercial operation in January 2021;
•an increase of $15 million in nuclear generation expenses primarily due to higher nuclear labor costs and a higher scope of work performed in 2021 as compared to 2020;
•an increase of $14 million in compensation and benefits costs primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs;
•an increase of $14 million in distribution operations expenses primarily due to higher distribution reliability costs and higher vegetation maintenance costs;
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
•an increase of $7 million in information technology costs primarily due to higher contract costs and higher costs associated with system maintenance;
•an increase of $6 million primarily due to contract costs in 2021 related to customer solutions and sustainability initiatives; and
•several individually insignificant items.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Montgomery County Power Station.

Other regulatory charges (credits) - net includes:

•regulatory credits of $11 million, recorded in the second quarter 2020 at Entergy Arkansas, to reflect the amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2019 formula rate plan filing; and
•regulatory credits of $20 million, recorded in the second quarter 2021 at Entergy Mississippi, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding. See Note 2 to the financial statements herein for discussion of the 2021 formula rate plan filing.

Other income decreased primarily due to changes in decommissioning trust fund activity and a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Montgomery County Power Station project.

Interest expense increased primarily due to:

•the issuances by Entergy Louisiana of $1.1 billion of 0.62% Series mortgage bonds, $300 million of 2.90% Series mortgage bonds, and $300 million of 1.60% Series mortgage bonds, each in November 2020;
•the issuances by Entergy Louisiana of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•the issuance by Entergy Mississippi of $370 million of 3.50% Series mortgage bonds in March 2021; and
•a decrease in the allowance for borrowed funds used during construction due to higher construction work in progress in 2020, including the Montgomery County Power Station project.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by:

•the repayments by Entergy Louisiana of $200 million of 5.25% Series mortgage bonds and $100 million of 4.70% Series mortgage bonds, each in December 2020; and
•the repayment by Entergy Louisiana of $200 million of 4.8% Series mortgage bonds in May 2021.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $140 million for the second quarter 2020 to $83 million for the second quarter 2021 primarily due to:

•a decrease of $35 million primarily resulting from the absence of expenses from Indian Point 2, after it was shut down in April 2020, and Indian Point 3, after it was shut down in April 2021; and
•a decrease of $22 million in severance and retention expenses. Severance and retention expenses were incurred in 2021 and 2020 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses.

Asset write-offs, impairments, and related charges for the second quarter 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements herein for further discussion of the sale of the Indian Point Energy Center. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the plants in the Entergy Wholesale Commodities merchant nuclear fleet.

Depreciation and amortization expenses decreased primarily due to the absence of depreciation expense from Indian Point 3, after it was shut down in April 2021, and Indian Point 2, after it was shut down in April 2020.

Other income decreased primarily due to lower gains on decommissioning trust fund investments, including the absence of earnings from nuclear decommissioning trust funds that were transferred in the sale of the Indian Point Energy Center in May 2021. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments. See Note 14 to the financial statements herein for further discussion of the sale of the Indian Point Energy Center.

Other expenses decreased primarily due to the absence of decommissioning expense from Indian Point 2 and Indian Point 3, after the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements herein for further discussion of the sale of the Indian Point Energy Center.

Income Taxes

The effective income tax rate was 93% for the second quarter 2021. The difference in the effective income tax rate for the second quarter 2021 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, a reduction of a valuation allowance, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the valuation allowance reduction.

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

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the six months ended June 30, 2021 to the six months ended June 30, 2020 showing how much the line items increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2020 Net Income (Loss) Attributable to Entergy Corporation	$664,685	($26,344)	($159,094)	$479,247

Operating revenues	962,310	(135,384)	14	826,940
Fuel, fuel-related expenses, and gas purchased for resale	387,363	1,470	(10)	388,823
Purchased power	188,483	15,037	10	203,530
Other regulatory charges (credits)	10,066	—	—	10,066
Other operation and maintenance	138,801	(89,042)	(200)	49,559
Asset write-offs, impairments, and related charges	—	333,495	—	333,495
Taxes other than income taxes	5,399	(21,988)	262	(16,327)
Depreciation and amortization	65,956	(33,187)	(183)	32,586
Other income (deductions)	(15,488)	65,285	10,463	60,260
Interest expense	23,933	(3,914)	(1,570)	18,449
Other expenses	(1,297)	(10,633)	—	(11,930)
Income taxes	110,333	(50,062)	(30,666)	29,605
2021 Net Income (Loss) Attributable to Entergy Corporation	$682,470	($237,619)	($116,260)	$328,591

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Results of operations for the six months ended June 30, 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements herein for further discussion of the sale of the Indian Point Energy Center.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2021 to the six months ended June 30, 2020:

Amount
(In Millions)
2020 operating revenues	$4,308
Fuel, rider, and other revenues that do not significantly affect net income	682
Retail electric price	187
Volume/weather	107
Return of unprotected excess accumulated deferred income taxes to customers	(14)
2021 operating revenues	$5,270

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

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective with the first billing cycle of May 2021;
•increases in Entergy Louisiana’s overall formula rate plan revenues, including an interim increase effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station, an increase in the transmission recovery mechanism effective September 2020, and an interim increase effective December 2020 due to the inclusion of the first-year revenue requirement for the Washington Parish Energy Center;
•increases in Entergy Mississippi’s formula rate plan rates effective, in part, with the first billing cycles of April 2020 and April 2021 and the implementation of a vegetation management rider effective with the April 2020 billing cycle;
•an interim increase in Entergy New Orleans’s formula rate plan revenues resulting from the recovery of New Orleans Power Station costs, effective November 2020; and
•the implementation of the generation cost recovery rider, which includes the first-year revenue requirement for the Montgomery County Power Station, effective January 2021, an increase in the transmission cost recovery factor rider effective March 2021, and an increase in the distribution cost recovery factor rider effective March 2021, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to an increase of 1,767 GWh, or 3%, in billed electricity usage, including the effect of more favorable weather on residential sales, an increase in industrial usage, and an increase in usage during the unbilled sales period. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the transportation, metals, and chemicals industries, partially offset by decreased demand from existing customers in the chemicals and petroleum refining industries as a result of temporary plant shutdowns and operational issues.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in the second quarter 2018. In the six months ended June 30, 2021, $54 million was returned to customers through reductions in operating revenues as compared to $40 million in the six months ended June 30, 2020. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Billed electric energy sales for Utility for the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	16,961	15,885	7
Commercial	12,504	12,315	2
Industrial	24,148	23,662	2
Governmental	1,181	1,165	1
Total retail	54,794	53,027	3
Sales for resale	9,016	6,228	45
Total	63,810	59,255	8

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $532 million for the six months ended June 30, 2020 to $397 million for the six months ended June 30, 2021 primarily due to the shutdown of Indian Point 2 in April 2020 and the shutdown of Indian Point 3 in April 2021.

Following are key performance measures for Entergy Wholesale Commodities for the six months ended June 30, 2021 and 2020:

	2021	2020
Owned capacity (MW) (a)	1,205	2,246
GWh billed	7,099	11,714

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	97%	98%
GWh billed	6,344	10,839
Average energy price ($/MWh)	$50.70	$42.37
Average capacity price ($/kW-month)	$0.26	$1.58

The Entergy Wholesale Commodities nuclear power plants had no refueling outage days in the six months ended June 30, 2021 and 2020.

(a)The reduction in owned capacity is due to the shutdown of the 1,041 MW Indian Point 3 plant in April 2021.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,155 million for the six months ended June 30, 2020 to $1,294 million for the six months ended June 30, 2021 primarily due to:

•an increase of $24 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2021 as compared to 2020 and higher expenses associated with plants placed in service, including the Lake Charles Power Station, which began commercial operation in March 2020; the New Orleans Power Station, which began commercial operation in May 2020; the Washington Parish Energy Center, purchased in November 2020; and the Montgomery County Power Station, which began commercial operation in January 2021;
•an increase of $20 million in nuclear generation expenses primarily due to higher nuclear labor costs and a higher scope of work performed in 2021 as compared to 2020;
•an increase of $18 million in compensation and benefits costs primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs;
•an increase of $17 million in distribution operations expenses primarily due to higher distribution reliability costs and higher vegetation maintenance costs;
•lower nuclear insurance refunds of $13 million;
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
•an increase of $8 million as a result of the amount of transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;
•an increase of $7 million primarily due to contract costs in 2021 related to customer solutions and sustainability initiatives; and
•an increase of $6 million in information technology costs due to higher contract costs and higher costs associated with system maintenance.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Lake Charles Power Station and the Montgomery County Power Station.

Other regulatory charges (credits) - net includes:

•regulatory credits of $22 million, recorded in 2020 at Entergy Arkansas, to reflect the amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2019 formula rate plan filing;
•the reversal in 2021 of the remaining $39 million regulatory liability for Entergy Arkansas’s 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding. See Note 2 to the financial statements herein and in the Form 10-K for discussion of Entergy Arkansas’s 2020 formula rate plan filing;
•$29 million recorded in the first quarter 2020, at Entergy Louisiana, due to a settlement with the IRS related to the uncertain tax position regarding the Hurricane Isaac Louisiana Act 55 financing because the savings will be shared with customers. See Note 3 to the financial statements in the Form 10-K for further discussion of the settlement and savings obligation; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
•regulatory credits of $20 million, recorded in the second quarter 2021 at Entergy Mississippi, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding. See Note 2 to the financial statements herein for discussion of the 2021 formula rate plan filing.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Lake Charles Power Station project and the Montgomery County Power Station project, partially offset by changes in decommissioning trust fund activity.

Interest expense increased primarily due to:

•the issuance by Entergy Louisiana of $350 million of 2.90% Series mortgage bonds in March 2020;
•the issuances by Entergy Louisiana of $1.1 billion of 0.62% Series mortgage bonds, $300 million of 2.90% Series mortgage bonds, and $300 million of 1.60% Series mortgage bonds, each in November 2020;
•the issuances by Entergy Louisiana of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•the issuance by Entergy Mississippi of $370 million of 3.50% Series mortgage bonds in March 2021; and
•a decrease in the allowance for borrowed funds used during construction due to higher construction work in progress in 2020, including the Lake Charles Power Station project and the Montgomery County Power Station project.

The increase was partially offset by:

•the repayments by Entergy Louisiana of $200 million of 5.25% Series mortgage bonds and $100 million of 4.70% Series mortgage bonds, each in December 2020; and
•the repayment by Entergy Louisiana of $200 million of 4.8% Series mortgage bonds in May 2021.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $271 million for the six months ended June 30, 2020 to $182 million for the six months ended June 30, 2021 primarily due to:

•a decrease of $63 million resulting from the absence of expenses from Indian Point 2, after it was shut down in April 2020, and Indian Point 3, after it was shut down in April 2021; and
•a decrease of $28 million in severance and retention expenses. Severance and retention expenses were incurred in 2021 and 2020 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses.

Asset write-offs, impairments, and related charges for the six months ended June 30, 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements herein for further discussion of the sale of the Indian Point Energy Center. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet.

Taxes other than income taxes decreased primarily due to lower payroll taxes and lower ad valorem taxes.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses decreased primarily due to:

•the absence of depreciation expense from Indian Point 2, after it was shut down in April 2020, and from Indian Point 3, after it was shut down in April 2021; and
•the effect of recording in 2021 a final judgment to resolve claims in the Palisades damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded included $9 million of spent nuclear fuel storage costs previously recorded as depreciation expense. See Note 1 to the financial statements herein for discussion of the spent nuclear fuel litigation.

Other income increased primarily due to higher gains on decommissioning trust fund investments, partially offset by the absence of earnings from nuclear decommissioning trust funds that were transferred in the sale of the Indian Point Energy Center in May 2021. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments. See Note 14 to the financial statements herein for further discussion of the sale of the Indian Point Energy Center.

Other expenses decreased primarily due to the absence of decommissioning expense from Indian Point 2 and Indian Point 3, after the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements herein for further discussion of the sale of the Indian Point Energy Center.

Income Taxes

The effective income tax rate was 12.3% for the six months ended June 30, 2021. The difference in the effective income tax rate for the six months ended June 30, 2021 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, a reduction of a valuation allowance, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the valuation allowance reduction.

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

Shutdown and Sale of Indian Point 2 and Indian Point 3

As discussed in the Form 10-K, in April 2019, Entergy entered into an agreement to sell, directly or indirectly, 100% of the equity interests in the subsidiaries that own Indian Point 1, Indian Point 2, and Indian Point 3 to a Holtec subsidiary for decommissioning the plants.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In November 2019, Entergy and Holtec submitted a license transfer application to the NRC. The NRC issued an order approving the application in November 2020, subject to the NRC’s authority to condition, revise, or rescind the approval order based on the resolution of four pending hearing requests. In January 2021 the NRC issued an order denying all four hearing requests challenging the license transfer application. In January 2021, New York State filed a petition for review with the D.C. Circuit asking the court to vacate the NRC’s January 2021 order denying the State’s hearing request, as well as the NRC’s November 2020 order approving the license transfers. In January 2021 the D.C. Circuit issued a scheduling order, setting deadlines for initial procedural filings in March 2021. In March 2021 additional parties also filed petitions for review with the D.C. Circuit seeking review of the same NRC orders. In March 2021 the court consolidated all of the appeals into the same proceeding. Pursuant to an April 2021 settlement among Entergy, Holtec, New York State, and several other parties, discussed below, all petitioners to the D.C. Circuit proceeding withdrew their pending appeals, and the court terminated the consolidated proceeding in June 2021.

In November 2019, Entergy and Holtec also submitted a petition to the New York State Public Service Commission (NYPSC) seeking an order from the NYPSC disclaiming jurisdiction or abstaining from review of the transaction or, alternatively, approving the transaction. Closing was also conditioned on obtaining from the New York State Department of Environmental Conservation an agreement related to Holtec’s decommissioning plan as being consistent with applicable standards. In April 2021, Entergy and Holtec filed a joint settlement proposal with the NYPSC that resolved all issues among all parties, including financial assurance, site restoration, financial reporting, continued funding for state and local emergency management and response activities, a memorandum of understanding with local taxing jurisdictions, and the dismissal of the federal appeals described in the preceding paragraph. In May 2021 the NYPSC approved the joint settlement proposal and the transaction.

Indian Point 2 permanently ceased operations on April 30, 2020 and Indian Point 3 permanently ceased operations on April 30, 2021. The transaction closed in May 2021. The sale included the transfer of the licenses, spent fuel, decommissioning liabilities, and nuclear decommissioning trusts for the three units. The transaction resulted in a charge of $340 million ($268 million net-of-tax) in the second quarter of 2021. See Note 14 to the financial statements for discussion of the closing of the Indian Point transaction.

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

Subject to the conditions discussed in the Form 10-K, the transaction is expected to close by the end of 2022. As of June 30, 2021, Entergy’s adjusted net investment in Palisades was $5 million. The primary variables in the ultimate loss or gain that Entergy will incur on the transaction are the values of the nuclear decommissioning trust and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business of approximately $10 million in 2021, of which $7 million has been incurred as of June 30, 2021, and a total of approximately $5 million in 2022. In addition, Entergy Wholesale Commodities incurred impairment charges primarily related to expenditures for capital assets of $2 million for the three months ended June 30, 2021 and $5 million for the six months ended June 30, 2021. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy as of June 30, 2021 is primarily due to the net issuance of debt in 2021.

	June 30, 2021	December 31, 2020
Debt to capital	69.5%	68.3%
Effect of excluding securitization bonds	(0.1%)	(0.2%)
Debt to capital, excluding securitization bonds (a)	69.4%	68.1%
Effect of subtracting cash	(0.5%)	(1.7%)
Net debt to net capital, excluding securitization bonds (a)	68.9%	66.4%

(a)Calculation excludes the Louisiana, New Orleans, and Texas securitization bonds, which are non-recourse to Entergy Louisiana, Entergy New Orleans, and Entergy Texas, respectively.

As of June 30, 2021, 22.3% of the debt outstanding is at the parent company, Entergy Corporation, 77.2% is at the
Utility, and 0.5% is at Entergy Wholesale Commodities. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2026.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2021 was 1.61% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2021:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of June 30, 2021, Entergy Corporation had approximately $866 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2021 was 0.32%.

Certain of the Utility operating companies have a total of $72 million in storm reserve escrow accounts at June 30, 2021.

Equity Distribution Program

In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $1 billion. See Note 3 to the financial statement herein for discussion of the forward sales agreements and common stock issuances and sales under the equity distribution program.

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

Searcy Solar Facility

As discussed in the Form 10-K, in April 2020 the APSC issued an order approving Entergy Arkansas’s acquisition of the Searcy Solar facility as being in the public interest. In May 2021, Entergy Arkansas filed with the APSC an application seeking to amend its certificate for the Searcy Solar facility to allow for the use of a tax equity

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

partnership. The tax equity partnership structure is expected to reduce costs and yield incremental net benefits to customers beyond those expected under the build-own-transfer structure alone. A decision on the tax equity partnership is requested by September 2021. Entergy Arkansas will purchase the facility upon mechanical completion and after the other purchase contingencies have been met. Closing is expected to occur by the end of 2021.

Walnut Bend Solar Facility

In October 2020, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 100 MW Walnut Bend Solar Facility is in the public interest. Entergy Arkansas primarily requested cost recovery through the formula rate plan rider. A procedural schedule was established with a paper hearing held in April 2021. In July 2021 the APSC granted Entergy Arkansas’s petition and approved the acquisition of the resource and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. Closing is expected to occur in 2022.

Liberty County Solar Facility

In September 2020, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to acquire the 100 MW Liberty County Solar Facility and a determination that Entergy Texas’s acquisition of the facility through a tax equity partnership is in the public interest. In its preliminary order, the PUCT determined that, in considering Entergy Texas’s application, it would not specifically address whether Entergy Texas’s use of a tax equity partnership is in the public interest. In March 2021 intervenors and PUCT staff filed testimony, and Entergy Texas filed rebuttal testimony in April 2021. A hearing on the merits was held in April 2021. Post-hearing and reply briefing was completed in May 2021. In July 2021 the presiding administrative law judges issued a proposal for decision recommending that the PUCT deny the certification requested in the application. This proposal for decision is subject to change based on exceptions filed by the parties. Once it is final, it will be presented to the PUCT, which may adopt or modify it. A decision by the PUCT is expected in September 2021. Closing, subject to receipt of required regulatory approvals and other conditions, is expected to occur in 2023.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its July 2021 meeting, the Board declared a dividend of $0.95 per share, which is the same quarterly dividend per share that Entergy has paid since the third quarter 2020.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
	(In Millions)
Cash and cash equivalents at beginning of period	$1,759	$426

Cash flow provided by (used in):
Operating activities	747	1,448
Investing activities	(2,826)	(2,198)
Financing activities	1,007	1,259
Net increase (decrease) in cash and cash equivalents	(1,072)	509

Cash and cash equivalents at end of period	$687	$935

Operating Activities

Net cash flow provided by operating activities decreased $701 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the following activity:

•increased fuel costs as a result of Winter Storm Uri. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•an increase of approximately $160 million in storm spending, primarily due to Hurricane Laura, Hurricane Delta, and Hurricane Zeta restoration efforts. See “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” above for discussion of storm restoration efforts;
•an increase of $108 million in pension contributions in 2021 as compared to the same period in 2020. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;
•an increase of $105 million in severance and retention payments in 2021 as compared to prior period. See Note 7 to the financial statements herein for a discussion of the severance and retention payments related to Entergy Wholesale Commodities. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of management’s strategy to exit the Entergy Wholesale Commodities merchant power business;
•a decrease of $45 million in proceeds received from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation;
•income tax payments of $27 million in 2021 compared to income tax refunds of $10 million in 2020. Entergy had net income tax payments in 2021 as a result of amended Mississippi state tax returns filed and other state income taxes paid, offset by federal income tax refunds received associated with the completion of the 2014-2015 IRS audit. Entergy had income tax refunds in 2020 as a result of an overpayment on a prior year state income tax return; and
•a decrease of $18 million of nuclear insurance refunds.

The decrease was partially offset by the timing of collections of receivables from customers and the effect of more favorable weather on billed Utility sales in 2021.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $628 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to:

•an increase of $777 million in distribution construction expenditures primarily due to storm spending in 2021 and increased spending on the reliability and infrastructure of the distribution system, partially offset by lower spending in 2021 on advanced metering infrastructure. See “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” above for discussion of storm restoration efforts;
•an increase of $231 million in transmission construction expenditures primarily due to storm spending in 2021, partially offset by a lower scope of work on non-storm projects performed in 2021 as compared to 2020. See “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” above for discussion of storm restoration efforts; and
•a decrease of $52 million in proceeds received from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

The increase was partially offset by:

•a decrease of $195 million in non-nuclear generation construction expenditures primarily due to higher spending in 2020 on the Montgomery County Power Station, Lake Charles Power Station, New Orleans Power Station, and New Orleans Solar Station projects;
•a decrease of $93 million in decommissioning trust fund investment activity;
•a decrease of $90 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2021;
•a decrease of $46 million in information technology expenditures primarily due to decreased spending on various technology projects in 2021; and
•a decrease of $40 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Financing Activities

Net cash flow provided by financing activities decreased $252 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to:

•an increase of $761 million in net repayments of commercial paper in 2021 compared to 2020; and
•a decrease of $38 million in treasury stock issuances in 2021 due to a larger amount of previously repurchased Entergy Corporation common stock issued in 2020 to satisfy stock option exercises.

The decrease was partially offset by:

•long-term debt activity providing approximately $2,108 million of cash in 2021 compared to providing approximately $1,608 million of cash in 2020; and
•net sales proceeds of $27 million from the issuance of common stock in 2021 under the at the market equity distribution program. See Note 3 to the financial statements herein for discussion of the equity distribution program.

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

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  See “Entergy Wholesale Commodities Exit from the Merchant Power Business” above and in the Form 10-K for a discussion of management’s strategy to shut down and sell all remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet.  As of June 30, 2021, Palisades is the only remaining plant in the Entergy Wholesale Commodities merchant nuclear fleet. Almost all of the Palisades output is sold under a power purchase agreement that is scheduled to expire in 2022. Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of June 30, 2021 (2021 represents the remainder of the year):

Entergy Wholesale Commodities Nuclear Portfolio

	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	98%	99%
Planned generation (TWh) (c) (d)	3.4	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of June 30, 2021	$62.1	$47.1

Capacity
Percent of capacity sold forward (e):
Bundled capacity and energy contracts (f)	98%	98%
Planned net MW in operation (average) (d)	803	338
Total Energy and Capacity Revenues (g)
Expected sold and market total revenue per MWh	$61.5	$46.9
Sensitivity: -/+ $10 per MWh market price change	$61.4-$61.7	$46.7-$47.0

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(a)Percent of planned generation output sold under unit-contingent contracts.
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
(d)Assumes the planned shutdown of Palisades on May 31, 2022. For a discussion regarding the planned shutdown of the Palisades plant, see “Entergy Wholesale Commodities Exit from the Merchant Power Business” above.
(e)Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.
(f)A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.
(g)Excludes non-cash revenue from the amortization of the Palisades below-market purchased power agreement, mark-to-market activity, and service revenues.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At June 30, 2021, based on power prices at that time, Entergy had liquidity exposure of $41 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $6 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of June 30, 2021, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements. As of June 30, 2021, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by an insignificant amount for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of June 30, 2021, substantially all of the credit exposure associated with the planned energy output under contract for the Palisades plant through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,641,375	$2,190,557	$5,179,794	$4,241,196
Natural gas	31,998	22,495	90,166	66,471
Competitive businesses	148,697	199,736	396,947	532,300
TOTAL	2,822,070	2,412,788	5,666,907	4,839,967

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	626,064	341,005	1,127,231	738,408
Purchased power	252,371	211,961	632,105	428,575
Nuclear refueling outage expenses	43,700	44,894	87,438	95,112
Other operation and maintenance	781,118	736,261	1,487,904	1,438,345
Asset write-offs, impairments, and related charges	342,092	6,775	345,365	11,870
Decommissioning	86,199	95,413	184,841	189,097
Taxes other than income taxes	155,911	158,646	312,613	328,940
Depreciation and amortization	421,545	403,769	836,064	803,478
Other regulatory charges (credits) - net	(55,138)	(25,247)	(22,859)	(32,925)
TOTAL	2,653,862	1,973,477	4,990,702	4,000,900

OPERATING INCOME	168,208	439,311	676,205	839,067

OTHER INCOME
Allowance for equity funds used during construction	16,873	28,370	31,449	64,324
Interest and investment income	71,329	284,823	214,645	67,969
Miscellaneous - net	(62,844)	(93,620)	(123,773)	(70,232)
TOTAL	25,358	219,573	122,321	62,061

INTEREST EXPENSE
Interest expense	220,340	216,799	426,226	422,388
Allowance for borrowed funds used during construction	(6,964)	(12,143)	(12,976)	(27,587)
TOTAL	213,376	204,656	413,250	394,801

INCOME (LOSS) BEFORE INCOME TAXES	(19,810)	454,228	385,276	506,327

Income taxes	(18,416)	89,115	47,526	17,921

CONSOLIDATED NET INCOME (LOSS)	(1,394)	365,113	337,750	488,406

Preferred dividend requirements of subsidiaries	4,580	4,580	9,159	9,159

NET INCOME (LOSS) ATTRIBUTABLE TO ENTERGY CORPORATION	($5,974)	$360,533	$328,591	$479,247

Earnings (loss) per average common share:
Basic	($0.03)	$1.80	$1.64	$2.40
Diluted	($0.03)	$1.79	$1.63	$2.39

Basic average number of common shares outstanding	200,775,395	200,178,010	200,651,162	199,984,013
Diluted average number of common shares outstanding	200,775,395	200,886,749	201,352,830	200,891,134

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020

	(In Thousands)

Net Income (Loss)	($1,394)	$365,113	$337,750	$488,406

Other comprehensive income (loss)
Cash flow hedges net unrealized loss (net of tax benefit of $66, $6,760, $7,935, and $12,537)	(222)	(25,406)	(29,802)	(47,116)
Pension and other postretirement liabilities (net of tax expense of $6,231, $4,713, $12,545, and $19,789)	22,098	17,224	45,065	71,123
Net unrealized investment gain (loss) (net of tax expense (benefit) of ($27), $10,812, ($25,608), and $19,555)	(108)	18,565	(44,795)	34,309
Other comprehensive income (loss)	21,768	10,383	(29,532)	58,316

Comprehensive Income	20,374	375,496	308,218	546,722
Preferred dividend requirements of subsidiaries	4,580	4,580	9,159	9,159
Comprehensive Income Attributable to Entergy Corporation	$15,794	$370,916	$299,059	$537,563

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$337,750	$488,406
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,150,294	1,131,212
Deferred income taxes, investment tax credits, and non-current taxes accrued	115,274	68,332
Asset write-offs, impairments, and related charges	345,339	11,735
Changes in working capital:
Receivables	(154,277)	(30,990)
Fuel inventory	16,718	(19,897)
Accounts payable	(131,414)	(39,054)
Taxes accrued	(69,711)	44,469
Interest accrued	(162)	4,188
Deferred fuel costs	(286,116)	33,298
Other working capital accounts	(86,774)	(63,943)
Changes in provisions for estimated losses	(54,278)	(37,968)
Changes in other regulatory assets	93,776	74,610
Changes in other regulatory liabilities	170,932	(164,158)
Changes in pension and other postretirement liabilities	(259,593)	(177,224)
Other	(441,211)	125,291
Net cash flow provided by operating activities	746,547	1,448,307

INVESTING ACTIVITIES
Construction/capital expenditures	(2,883,376)	(2,185,294)
Allowance for equity funds used during construction	31,449	64,324
Nuclear fuel purchases	(73,858)	(113,592)
Payment for purchase of plant or assets	(36,534)	(24,633)
Net proceeds from sale of assets	22,421	—
Changes in securitization account	9,685	12,525
Payments to storm reserve escrow account	(17)	(1,965)
Receipts from storm reserve escrow account	44,205	40,589
Decrease in other investments	10,753	2,262
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	15,735	67,252
Proceeds from nuclear decommissioning trust fund sales	3,837,482	1,249,548
Investment in nuclear decommissioning trust funds	(3,804,170)	(1,309,209)
Net cash flow used in investing activities	(2,826,225)	(2,198,193)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	5,008,330	5,201,010
Treasury stock	4,039	41,753
Common stock	26,817	—
Retirement of long-term debt	(2,900,566)	(3,592,919)
Changes in credit borrowings and commercial paper - net	(761,244)	(508)
Other	20,467	(8,448)
Dividends paid:
Common stock	(381,224)	(371,914)
Preferred stock	(9,159)	(9,342)
Net cash flow provided by financing activities	1,007,460	1,259,632

Net increase (decrease) in cash and cash equivalents	(1,072,218)	509,746

Cash and cash equivalents at beginning of period	1,759,099	425,722

Cash and cash equivalents at end of period	$686,881	$935,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$428,301	$405,248
Income taxes	$27,488	($10,007)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$157,265	$128,851
Temporary cash investments	529,616	1,630,248
Total cash and cash equivalents	686,881	1,759,099
Accounts receivable:
Customer	877,221	833,478
Allowance for doubtful accounts	(109,189)	(117,794)
Other	158,262	135,208
Accrued unbilled revenues	513,710	434,835
Total accounts receivable	1,440,004	1,285,727
Deferred fuel costs	152,230	4,380
Fuel inventory - at average cost	156,216	172,934
Materials and supplies - at average cost	990,088	962,185
Deferred nuclear refueling outage costs	173,365	179,150
Prepayments and other	195,922	196,424
TOTAL	3,794,706	4,559,899

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	5,238,727	7,253,215
Non-utility property - at cost (less accumulated depreciation)	353,423	343,328
Other	156,766	214,222
TOTAL	5,748,916	7,810,765

PROPERTY, PLANT, AND EQUIPMENT
Electric	61,064,428	59,696,443
Natural gas	631,471	610,768
Construction work in progress	1,383,758	2,012,030
Nuclear fuel	549,166	601,281
TOTAL PROPERTY, PLANT, AND EQUIPMENT	63,628,823	62,920,522
Less - accumulated depreciation and amortization	24,197,413	24,067,745
PROPERTY, PLANT, AND EQUIPMENT - NET	39,431,410	38,852,777

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $83,195 as of June 30, 2021 and $119,238 as of December 31, 2020)	5,982,773	6,076,549
Deferred fuel costs	240,688	240,422
Goodwill	377,172	377,172
Accumulated deferred income taxes	60,749	76,289
Other	312,869	245,339
TOTAL	6,974,251	7,015,771

TOTAL ASSETS	$55,949,283	$58,239,212

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$285,324	$1,164,015
Notes payable and commercial paper	866,245	1,627,489
Accounts payable	1,348,734	2,739,437
Customer deposits	390,306	401,512
Taxes accrued	371,300	441,011
Interest accrued	201,629	201,791
Deferred fuel costs	15,111	153,113
Pension and other postretirement liabilities	67,963	61,815
Current portion of unprotected excess accumulated deferred income taxes	64,288	63,683
Other	193,640	206,640
TOTAL	3,804,540	7,060,506

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,375,535	4,361,772
Accumulated deferred investment tax credits	215,828	212,494
Regulatory liability for income taxes-net	1,435,112	1,521,757
Other regulatory liabilities	2,580,823	2,323,851
Decommissioning and asset retirement cost liabilities	4,635,300	6,469,452
Accumulated provisions	188,557	242,835
Pension and other postretirement liabilities	2,587,272	2,853,013
Long-term debt (includes securitization bonds of $113,572 as of June 30, 2021 and $174,635 as of December 31, 2020)	24,211,966	21,205,761
Other	771,993	807,219
TOTAL	41,002,386	39,998,154

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2021 and 0 shares in 2020; issued shares in 2021 and 2020 - none	—	—
Common stock, $.01 par value, authorized 499,000,000 shares; issued 270,300,648 shares in 2021 and 270,035,180 shares in 2020	2,703	2,700
Paid-in capital	6,561,676	6,549,923
Retained earnings	9,844,549	9,897,182
Accumulated other comprehensive loss	(478,739)	(449,207)
Less - treasury stock, at cost (69,347,286 shares in 2021 and 69,790,346 shares in 2020)	5,042,242	5,074,456
Total common shareholders' equity	10,887,947	10,926,142
Subsidiaries' preferred stock without sinking fund	35,000	35,000
TOTAL	10,922,947	10,961,142

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$55,949,283	$58,239,212

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2021
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2020	$35,000	$2,700	($5,074,456)	$6,549,923	$9,897,182	($449,207)	$10,961,142

Consolidated net income (a)	4,580	—	—	—	334,565	—	339,145
Other comprehensive loss	—	—	—	—	—	(51,300)	(51,300)
Common stock issuances related to stock plans	—	—	28,235	(29,871)	—	—	(1,636)
Common stock dividends declared	—	—	—	—	(190,595)	—	(190,595)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2021	$35,000	$2,700	($5,046,221)	$6,520,052	$10,041,152	($500,507)	$11,052,176

Consolidated net income (loss) (a)	4,580	—	—	—	(5,974)	—	(1,394)
Other comprehensive income	—	—	—	—	—	21,768	21,768
Common stock issuances and sales under the at the market equity distribution program	—	3	—	28,213	—	—	28,216
Common stock issuance costs	—	—	—	(1,399)	—	—	(1,399)
Common stock issuances related to stock plans	—	—	3,979	14,810	—	—	18,789
Common stock dividends declared	—	—	—	—	(190,629)	—	(190,629)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2021	$35,000	$2,703	($5,042,242)	$6,561,676	$9,844,549	($478,739)	$10,922,947

See Notes to Financial Statements.

(a) Consolidated net income (loss) and preferred dividend requirements of subsidiaries for first quarter 2021 and second quarter 2021 each includes $4.1 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

In January 2021 the U.S. Court of Federal Claims issued a final judgment in the amount of $23.1 million in favor of Entergy Nuclear Palisades and against the DOE in the second round Palisades damages case. Entergy received payment from the U.S. Treasury in February 2021. The effects of recording the judgment were reductions to plant, other operation and maintenance expense, and taxes other than income taxes. The Palisades damages awarded included $15.7 million related to costs previously recorded as plant, $7.1 million related to costs previously recorded as other operation and maintenance expenses, and $0.3 million related to costs previously recorded as taxes other than income taxes. Of the $15.7 million previously recorded as plant, Entergy recorded $9.1 million as a reduction to previously-recorded depreciation expense.

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

Entergy Louisiana

In February 2021, Entergy Louisiana incurred extraordinary fuel costs associated with the February 2021 winter storms. To mitigate the effect of these costs on customer bills, in March 2021 Entergy Louisiana requested and the LPSC approved the deferral and recovery of $166 million in incremental fuel costs over five months beginning in April 2021. The incremental fuel costs remain subject to review for reasonableness and eligibility for recovery through the fuel adjustment clause mechanism. The final amount of incremental fuel costs is subject to change through the MISO resettlement process. At its April 2021 meeting, the LPSC authorized its staff to review the prudence of the February 2021 fuel costs incurred by all LPSC-jurisdictional utilities. At its June 2021 meeting, the LPSC approved the hiring of consultants to assist its staff in this review. Discovery is ongoing.

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

Filings with the APSC (Entergy Arkansas)

Retail Rates

2020 Formula Rate Plan Filing

As discussed in the Form 10-K, in December 2020, Entergy Arkansas filed a petition for rehearing of the APSC’s decision in the 2020 formula rate plan proceeding regarding the 2019 netting adjustment, and in January 2021 the APSC granted further consideration of Entergy Arkansas’s petition. Based on the progress of the proceeding to date, in December 2020, Entergy Arkansas recorded a regulatory liability of $43.5 million to reflect the netting adjustment for 2019, as included in the APSC’s December 2020 order, which would be returned to customers in 2021. Entergy Arkansas also requested an extension of the formula rate plan rider for a second five-year term. In March 2021 the Arkansas Governor signed HB1662 into law (Act 404). Act 404 clarified aspects of the original formula rate plan legislation enacted in 2015, including with respect to the extension of a formula rate plan, the methodology for the netting adjustment, and debt and equity levels; it also reaffirmed the customer protections of the original formula rate plan legislation, including the cap on annual formula rate plan rate changes. Pursuant to Act 404, Entergy Arkansas’s formula rate plan rider is extended for a second five-year term. Entergy Arkansas filed a compliance tariff in its formula rate plan docket in April 2021 to effectuate the netting provisions of Act 404, which reflected a net change in required formula rate plan rider revenue of $39.8 million, effective with the first billing cycle of May 2021. In April 2021 the APSC issued an order approving the compliance tariff and recognizing the formula rate plan extension. Also in April 2021, Entergy Arkansas filed for approval of modifications to the formula rate plan tariff incorporating the provisions in Act 404, and the APSC approved the tariff modifications in April 2021. Given the APSC general staff’s support for the expedited approval of these filings by the APSC, Entergy Arkansas supported an amendment to Act 404 to achieve a reduced return on equity from 9.75% to 9.65% to apply for years applicable to the extension term; that amendment was signed by the Arkansas Governor in April 2021 and is now Act 894. Based on the APSC’s order issued in April 2021, in the first quarter 2021, Entergy Arkansas reversed the remaining regulatory liability for the netting adjustment for 2019. In June 2021, Entergy Arkansas filed another compliance tariff in its formula rate plan proceeding to effectuate the additional provisions of Act 894, and the APSC approved the second compliance tariff filing in July 2021.

2021 Formula Rate Plan Filing

In July 2021, Entergy Arkansas filed with the APSC its 2021 formula rate plan filing to set its formula rate for the 2022 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2022 and a netting adjustment for the historical year 2020. The filing showed that Entergy Arkansas’s earned rate

Entergy Corporation and Subsidiaries
Notes to Financial Statements
of return on common equity for the 2022 projected year is 7.65% resulting in a revenue deficiency of $89.2 million. The earned rate of return on common equity for the 2020 historical year was 7.92% resulting in a $19.4 million netting adjustment. The total proposed revenue change for the 2022 projected year and 2020 historical year netting adjustment is $108.7 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase is limited to $72.6 million. An order is requested by December 2021.

COVID-19 Orders

See the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. In March 2021 the APSC issued an order confirming the lifting of the moratorium on service disconnects effective in May 2021. As of June 30, 2021, Entergy Arkansas recorded a regulatory asset of $11.2 million for costs associated with the COVID-19 pandemic.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2017 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the J. Wayne Leonard Power Station (formerly St. Charles Power Station). In February 2021, LPSC staff filed testimony that substantially all the costs to construct J. Wayne Leonard Power Station were prudently incurred and eligible for recovery from customers. LPSC staff further recommended that the LPSC consider monitoring the remaining $3.1 million that was estimated to be incurred for completion of the project in the event the final costs exceed the estimated amounts. In July 2021 the LPSC approved a settlement between LPSC staff and Entergy Louisiana finding that substantially all the costs to construct J. Wayne Leonard Power Station were prudently incurred and eligible for recovery from customers.

Request for Extension and Modification of Formula Rate Plan

As discussed in the Form 10-K, in May 2020, Entergy Louisiana filed with the LPSC its application for authority to extend its formula rate plan. The parties reached a settlement in April 2021 regarding Entergy Louisiana’s proposed FRP extension. In May 2021 the LPSC approved the uncontested settlement. Key terms of the settlement include: a three year term (test years 2020, 2021, and 2022) covering a rate-effective period of September 2021 through August 2024; a 9.50% return on equity, with a smaller, 50 basis point deadband above and below (9.0%-10.0%); elimination of sharing if earnings are outside the deadband; a $63 million rate increase for test year 2020 (exclusive of riders); continuation of existing riders (transmission, additional capacity, etc.); addition of a distribution recovery mechanism permitting $225 million per year of distribution investment above a baseline level to be recovered dollar for dollar; modification of the tax mechanism to allow timely rate changes in the event the federal corporate income tax rate is changed from 21%; a cumulative rate increase limit of $70 million (exclusive of riders) for test years 2021 and 2022; and deferral of up to $7 million per year in 2021 and 2022 of expenditures on vegetation management for outside of right of way hazard trees.

2020 Formula Rate Plan Filing

In June 2021, Entergy Louisiana filed its formula rate plan evaluation report for its 2020 calendar year operations. The 2020 test year evaluation report produced an earned return on common equity of 8.45%, with a base formula rate plan revenue increase of $63 million. Certain reductions in formula rate plan revenue driven by lower sales volumes, reductions in capacity cost and net MISO cost, and higher credits resulting from the Tax Cuts

Entergy Corporation and Subsidiaries
Notes to Financial Statements
and Jobs Act offset the base formula rate plan revenue increase, leading to a net increase in formula rate plan revenue of $50.7 million. The report also included multiple new adjustments to account for, among other things, the calculation of distribution recovery mechanism revenues. The effects of the changes to total formula rate plan revenue are different for each legacy company, primarily due to differences in the legacy companies’ capacity cost changes, including the effect of true-ups. Legacy Entergy Louisiana formula rate plan revenues will increase by $27 million and legacy Entergy Gulf States Louisiana formula rate plan revenues will increase by $23.7 million. Subject to refund and LPSC review, the resulting changes will become effective for bills rendered during the first billing cycle of September 2021. Discovery is underway, and parties are required to file any objections to the formula rate plan revenue requirement by September 20, 2021. Entergy Louisiana’s response to any objections is due October 30, 2021. Should the parties be unable to resolve any objections, those issues will be set for hearing, with recovery of the associated costs subject to refund.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. The suspension of late fees and disconnects for non-payment was approved through the first billing cycle after July 16, 2020. In January 2021, Entergy Louisiana resumed disconnections for customers in all customer classes with past-due balances that have not made payment arrangements. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of June 30, 2021, Entergy Louisiana recorded a regulatory asset of $54.7 million for costs associated with the COVID-19 pandemic.

Filings with the MPSC (Entergy Mississippi)

2021 Formula Rate Plan Filing

In March 2021, Entergy Mississippi submitted its formula rate plan 2021 test year filing and 2020 look-back filing showing Entergy Mississippi’s earned return for the historical 2020 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2021 calendar year to be below the formula rate plan bandwidth. The 2021 test year filing shows a $95.4 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.69% return on rate base, within the formula rate plan bandwidth. The change in formula rate plan revenues, however, is capped at 4% of retail revenues, which equates to a revenue change of $44.3 million. The 2021 evaluation report also includes $3.9 million in demand side management costs for which the MPSC approved realignment of recovery from the energy efficiency rider to the formula rate plan. These costs are not subject to the 4% cap and result in a total change in formula rate plan revenues of $48.2 million. The 2020 look-back filing compares actual 2020 results to the approved benchmark return on rate base and reflects the need for a $16.8 million interim increase in formula rate plan revenues. In addition, the 2020 look-back filing includes an interim capacity adjustment true-up for the Choctaw Generating Station, which increases the look-back interim rate adjustment by $1.7 million. These interim rate adjustments total $18.5 million. In accordance with the provisions of the formula rate plan, Entergy Mississippi implemented a $22.1 million interim rate increase, reflecting a cap equal to 2% of 2020 retail revenues, effective with the April 2021 billing cycle, subject to refund, pending a final MPSC order. The $3.9 million of demand side management costs and the Choctaw Generating Station true-up of $1.7 million, which are not subject to the 2% cap of 2020 retail revenues, were included in the April 2021 rate adjustments.

In June 2021, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2021 test year filing that resulted in a total rate increase of $48.2 million. Pursuant to the joint stipulation, Entergy Mississippi’s 2020 look-back filing reflected an earned return on rate base of 6.12% in calendar year 2020, which is below the look-back bandwidth, resulting in a $17.5 million increase in formula rate plan

Entergy Corporation and Subsidiaries
Notes to Financial Statements
revenues on an interim basis through May 2021. This includes $1.7 million related to the Choctaw Generating Station and $3.7 million of COVID-19 non-bad debt expenses. See “COVID-19 Orders” below for additional discussion of provisions of the joint stipulation related to COVID-19 expenses. In June 2021 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2021. In June 2021, Entergy Mississippi recorded regulatory assets of $19.9 million to reflect the effects of the joint stipulation.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 pandemic compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. In December 2020, Entergy Mississippi resumed disconnections for commercial, industrial, and governmental customers with past-due balances that have not made payment arrangements. In January 2021, Entergy Mississippi resumed disconnecting service for residential customers with past-due balances that have not made payment arrangements. Pursuant to the June 2021 MPSC order approving Entergy Mississippi’s 2021 formula rate plan filing, Entergy Mississippi stopped deferring COVID-19 non-bad debt expenses effective December 31, 2020 and will include those expenses in the look-back filing for the 2021 formula rate plan test year. In the order, the MPSC also adopted Entergy Mississippi’s quantification and methodology for calculating COVID-19 incremental bad debt expenses and authorized Entergy Mississippi to continue deferring these bad debt expenses through December 2021. As of June 30, 2021, Entergy Mississippi recorded a regulatory asset of $19.3 million for costs associated with the COVID-19 pandemic.

Filings with the City Council (Entergy New Orleans)

2021 Formula Rate Plan Filing

In July 2021, Entergy New Orleans submitted to the City Council its formula rate plan 2020 test year filing. The 2020 test year evaluation report produced an earned return on equity of 6.26% compared to the authorized return on equity of 9.35%. Entergy New Orleans seeks approval of a $64 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula results in an increase in authorized electric revenues of $40 million and an increase in authorized gas revenues of $18.8 million. Entergy New Orleans also seeks to commence collecting $5.2 million in electric revenues and $0.3 million in gas revenues that were previously approved by the City Council for collection through the formula rate plan. The filing is subject to review by the City Council and other parties over a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. Resulting rates will be effective with the first billing cycle of November 2021 pursuant to the formula rate plan tariff. For any disputed rate adjustments, however, the City Council would set a litigated procedural schedule that would extend the process for City Council approval of disputed rate adjustments into 2022.

COVID-19 Orders

As discussed in the Form 10-K, in June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding and approximately $15 million of non-securitized storm reserves to fund this program, which was intended to provide temporary bill relief to customers who became unemployed during the COVID-19 pandemic. The program became effective July 1, 2020 and offered qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits. As of June 30, 2021, the program expired and credits of $4.3 million have been applied to customer bills under the City Council Cares Program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Additionally, as discussed in the Form 10-K, in February 2021 the City Council adopted a resolution suspending residential customer disconnections for non-payment of utility bills and suspending the assessment and accumulation of late fees on residential customers with past-due balances through May 15, 2021, which was not extended by the City Council. As of June 30, 2021, Entergy New Orleans recorded a regulatory asset of $13.8 million for costs associated with the COVID-19 pandemic.

Filings with the PUCT and Texas Cities (Entergy Texas)

Distribution Cost Recovery Factor (DCRF) Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $26.3 million annually, or $6.8 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between January 1, 2020 and August 31, 2020. In February 2021 the administrative law judge with the State Office of Administrative Hearings approved Entergy Texas’s agreed motion for interim rates, which went into effect in March 2021. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding. In May 2021 the PUCT issued an order approving the settlement.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $51 million annually, or $31.6 million in incremental annual revenues beyond Entergy Texas’s then-effective TCRF rider based on its capital invested in transmission between July 1, 2019 and August 31, 2020. A procedural schedule was established with a hearing scheduled in March 2021. In February 2021, Entergy Texas filed an agreed motion to abate the procedural schedule, noting that the parties had reached a settlement in principle, and the administrative law judge granted the motion to abate. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2021 and resolving all issues in the proceeding. In March 2021 the administrative law judge granted the motion for interim rates, admitted evidence, and remanded this case to the PUCT for consideration of a final order at a future open meeting. In June 2021 the PUCT issued an order approving the settlement.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. In January 2021, Entergy Texas resumed disconnections for customers with past-due balances that have not made payment arrangements. As of June 30, 2021, Entergy Texas recorded a regulatory asset of $14.2 million for costs associated with the COVID-19 pandemic.

Generation Cost Recovery Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed an application to establish a generation cost recovery rider with an initial annual revenue requirement of approximately $91 million to begin recovering a return of and on its capital investment in the Montgomery County Power Station through August 31,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
2020. In December 2020, Entergy Texas filed an unopposed settlement supporting a generation cost recovery rider with an annual revenue requirement of approximately $86 million, with the ability to seek recovery of a majority of the remaining requested costs in a subsequent rate case. On January 14, 2021, the PUCT approved the generation cost recovery rider settlement rates on an interim basis and abated the proceeding. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include investment in Montgomery County Power Station after August 31, 2020. In April 2021 the administrative law judge issued an order unabating the proceeding and in May 2021 the administrative law judge issued an order finding Entergy Texas’s application and notice of the application to be sufficient. In May 2021, Entergy Texas filed an amendment to the application to reflect the PUCT’s approval of the sale of a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc., which closed in June 2021. In June 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2021 the administrative law judge with the State Office of Administrative Hearings adopted a procedural schedule setting a hearing on the merits for September 2021. In July 2021 the parties filed a motion to abate the procedural schedule noting they had reached an agreement in principle and to allow the parties time to finalize a settlement agreement, which motion was granted by the administrative law judge.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represent no change from the generation cost recovery rider rates to be established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. See Note 14 to the financial statements herein for further discussion of the Hardin County Peaking Facility purchase.

Entergy Arkansas Opportunity Sales Proceeding

As discussed in the Form 10-K, the FERC’s opportunity sales orders have been appealed to the D.C. Circuit. In February 2020 all of the appeals were consolidated and in April 2020 the D.C. Circuit established a briefing schedule. In July 2021 the D.C. Circuit issued a decision denying all of the petitions for review filed in response to the FERC’s opportunity sales orders.

As discussed in the Form 10-K, in May 2019, Entergy Arkansas filed an application and supporting testimony with the APSC requesting approval of a special rider tariff to recover from its retail customers the costs of the opportunity sales payments made to the other Utility operating companies, and in July 2020 the APSC issued a decision finding that Entergy Arkansas’s application is not in the public interest. In September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of these payments. The court held a hearing in February 2021 regarding issues addressed in the pre-trial conference report, and in June 2021 the court stayed all discovery until it rules on pending motions, after which the court will issue an amended schedule if necessary.

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

In March 2021 the FERC ALJ issued an initial decision. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that

Entergy Corporation and Subsidiaries
Notes to Financial Statements
the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $59 million, which includes interest through June 30, 2021, and the estimated resulting annual rate reduction would be approximately $46 million. The estimated refund will continue to accrue interest until a final FERC decision is issued. Based on the course of the proceeding to date, System Energy has recorded a provision of $37 million, including interest, as of June 30, 2021.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. In April 2021, System Energy filed its brief on exceptions, in which it challenged the initial decision’s findings on both the return on equity and capital structure issues. Also in April 2021, the LPSC, APSC, MPSC, City Council, and the FERC trial staff filed briefs on exceptions. Reply briefs opposing exceptions were filed in May 2021 by System Energy, the FERC trial staff, the LPSC, APSC, MPSC, and the City Council. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through June 30, 2021, is approximately $422 million, plus interest, which is approximately $119 million through June 30, 2021. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through June 30, 2021.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

LPSC Authorization of Additional Complaints

As discussed in the Form 10-K, in May 2020 the LPSC authorized its staff to file additional complaints at the FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement. The LPSC directive notes that the initial decision issued by the presiding ALJ in the Grand Gulf sale-leaseback complaint proceeding did not address, for procedural reasons, certain rate issues raised by the LPSC and declined to order further investigation of rates charged by System Energy. The LPSC directive authorizes its staff to file complaints at the FERC “necessary to address these rate issues, to request a full investigation into the rates charged by System Energy for Grand Gulf power, and to seek rate refund, rate reduction, and such other remedies as may be necessary and appropriate to protect Louisiana ratepayers.” The LPSC directive further stated that the LPSC has seen “information suggesting that the Grand Gulf plant has been significantly underperforming compared to other nuclear plants in the United States, has had several extended and unexplained outages, and has been plagued with serious safety concerns.” The LPSC expressed concern that the costs paid by Entergy Louisiana's retail customers may have been detrimentally impacted, and authorized “the filing of a FERC complaint to address these performance issues and to seek appropriate refund, rate reduction, and other remedies as may be appropriate.”

Unit Power Sales Agreement Complaint

The first of the additional complaints was filed by the LPSC, the APSC, the MPSC and the City Council in September 2020. The first complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in abeyance pending the FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above. System Energy agreed that the hearing should be held in abeyance but sought rehearing of the FERC’s decision as related to matters set for hearing that were beyond the scope of the FERC’s jurisdiction or authority. The complainants sought rehearing of the FERC’s decision to hold the hearing in abeyance and filed a motion to proceed, which motion System Energy subsequently opposed. In June 2021, System Energy’s request for rehearing was denied by operation of law, and System Energy filed an appeal of the FERC’s orders in the Court of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Appeals for the Fifth Circuit. The appeal is currently in abeyance.

Grand Gulf Prudence Complaint

The second of the additional complaints was filed at the FERC in March 2021 by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. The second complaint contains two primary allegations. First, it alleges that, based on the plant’s capacity factor and alleged safety performance, System Energy and the other respondents imprudently operated Grand Gulf during the period 2016-2020, and it seeks refunds of at least $360 million in alleged replacement energy costs, in addition to other costs, including those that can only be identified upon further investigation. Second, it alleges that the performance and/or management of the 2012 extended power uprate of Grand Gulf was imprudent, and it seeks refunds of all costs of the 2012 uprate that are determined to result from imprudent planning or management of the project. In addition to the requested refunds, the complaint asks that the FERC modify the Unit Power Sales Agreement to provide for full cost recovery only if certain performance indicators are met and to require pre-authorization of capital improvement projects in excess of $125 million before related costs may be passed through to customers in rates. In April 2021, System Energy and the other respondents filed their motion to dismiss and answer to the complaint. System Energy requested that the FERC dismiss the claims within the complaint. With respect to the claim concerning operations, System Energy argues that the complaint does not meet its legal burden because, among other reasons, it fails to allege any specific imprudent conduct. With respect to the claim concerning the uprate, System Energy argues that the complaint fails because, among other reasons, the complainants’ own conduct prevents them from raising a serious doubt as to the prudence of the uprate. System Energy also requests that the FERC dismiss other elements of the complaint, including the proposed modifications to the Unit Power Sales Agreement, because they are not warranted. Additional responsive pleadings were filed by the complainants and System Energy during the period from March through July 2021.

Storm Cost Filings with Retail Regulators

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

In February 2021, two winter storms (collectively, Winter Storm Uri) brought freezing rain and ice to Louisiana. Ice accumulation sagged or downed trees, limbs, and power lines, causing damage to Entergy Louisiana’s transmission and distribution systems. The additional weight of ice caused trees and limbs to fall into power lines and other electric equipment. When the ice melted, it affected vegetation and electrical equipment, causing incremental outages. As discussed above in “Fuel and purchased power recovery,” Entergy Louisiana is

Entergy Corporation and Subsidiaries
Notes to Financial Statements
recovering the incremental fuel costs associated with Winter Storm Uri over a five-month period from April 2021 through August 2021.

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs, and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs, as included in the July 2021 supplemental filing, for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by the storms are currently estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana is seeking an LPSC determination that $2.11 billion was prudently incurred and, therefore, is eligible for recovery from customers. Additionally, Entergy Louisiana is requesting that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million is appropriate. In June 2021 a procedural schedule was established with a hearing in January 2022. In July 2021, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In total, Entergy Louisiana requested authorization for the issuance of system restoration bonds in one or more series in an aggregate principal amount of $2.18 billion, which includes the costs of re-establishing and funding a storm damage escrow account, carrying costs and unamortized debt costs on interim financing, and issuance costs.

Entergy New Orleans

Hurricane Zeta

In October 2020, Hurricane Zeta caused significant damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. In March 2021, Entergy New Orleans withdrew $44 million from its funded storm reserves. In May 2021, Entergy New Orleans filed an application with the City Council requesting approval and certification that its system restoration costs associated with Hurricane Zeta of approximately $36 million, including approximately $28 million in capital costs and approximately $8 million in non-capital costs, were reasonable and necessary to enable Entergy New Orleans to restore electric service to its customers and Entergy New Orleans’s electric utility infrastructure. Additionally, Entergy New Orleans plans to make a separate filing at an appropriate time to the City Council requesting replenishment of its storm reserves.

Entergy Texas

Hurricane Laura, Hurricane Delta, and Winter Storm Uri

In August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to distribution and transmission infrastructure, and the loss of sales during the power outages. In April 2021, Entergy Texas filed an application with the PUCT requesting a determination that its system restoration costs associated with Hurricane Laura, Hurricane Delta, and Winter Storm Uri of approximately $250 million, including approximately $200 million in capital costs and approximately $50 million in non-capital costs were reasonable and necessary to enable Entergy Texas to restore electric service to its customers and Entergy Texas’s electric utility infrastructure. The filing currently includes only a portion of the Winter Storm Uri costs. In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of the system restoration costs that are the subject of the April 2021 application. As stated in the July 2021 application, Entergy Texas also plans to seek a separate financing order, in a separate application and docket, under the newly-enacted Subchapter J of Chapter 36 of the Public Utility Regulatory Act, titled “Lower-Cost Financing Mechanism for Securitization for Recovery of System Restoration Costs.” However, the ability to timely utilize that mechanism for securitization of the system

Entergy Corporation and Subsidiaries
Notes to Financial Statements
restoration costs that are approved for recovery is dependent on certain events outside of Entergy Texas’s control, which may necessitate utilizing the traditional structure for securitization of the system restoration costs as may be approved for recovery in the proceeding initiated in July 2021. In either event, only one financing order would ultimately be utilized for the securitization of system restoration costs approved for recovery by the PUCT. A procedural schedule was established with a hearing on the merits in September 2021.

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings (Loss) per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended June 30,
	2021			2020
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings (loss) per share
Net income (loss) attributable to Entergy Corporation	($6.0)	200.8	($0.03)	$360.5	200.2	$1.80
Average dilutive effect of:
Stock options		—	—		0.3	—
Other equity plans		—	—		0.4	(0.01)
Diluted earnings (loss) per share	($6.0)	200.8	($0.03)	$360.5	200.9	$1.79

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1 million for the three months ended June 30, 2021 and approximately 0.5 million for the three months ended June 30, 2020.

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Six Months Ended June 30,
	2021			2020
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$328.6	200.7	$1.64	$479.2	200.0	$2.40
Average dilutive effect of:
Stock options		0.4	(0.01)		0.5	(0.01)
Other equity plans		0.3	—		0.4	—
Diluted earnings per share	$328.6	201.4	$1.63	$479.2	200.9	$2.39

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1 million for the six months ended June 30, 2021 and approximately 0.5 million for the six months ended June 30, 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.95 for the three months ended June 30, 2021 and $0.93 for the three months ended June 30, 2020. Dividends declared per common share were $1.90 for the six months ended June 30, 2021 and $1.86 for the six months ended June 30, 2020.

Equity Distribution Program

In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $1 billion.

During the six months ended June 30, 2021, Entergy Corporation issued 265,468 shares of common stock under the at the market equity distribution program. The net sales proceeds from these shares totaled $26.8 million, which includes the gross sales price of $28.2 million received by Entergy Corporation less $1.1 million of general issuance costs and $0.3 million of aggregate compensation to the agents with respect to such sales.

In June 2021, Entergy entered into a forward sale agreement for 416,853 shares of common stock. No amounts have or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreement occur. The forward sale agreement requires Entergy to, at its election prior to September 30, 2022, either (i) physically settle the transactions by issuing the total of 416,853 shares of its common stock to the investment bank in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially $106.87 per share) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreement. In connection with the forward sale agreement, the forward seller, or its affiliates, borrowed from third parties and sold 416,853 shares of Entergy Corporation’s common stock. The gross sales price of these shares totaled $45 million with aggregate compensation to the agents of $0.5 million. Entergy Corporation did not receive any proceeds from such sales of borrowed shares.

Until settlement of the forward sale agreement, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. For the three and six months ended June 30, 2021, shares under the forward sale agreement were not included in the calculation of diluted common shares outstanding because their effect would have been antidilutive.

Treasury Stock

During the six months ended June 30, 2021, Entergy Corporation issued 443,060 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2021.

Retained Earnings

On July 30, 2021, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.95 per share, payable on September 1, 2021, to holders of record as of August 12, 2021.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2021 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2021	($861)	($511,609)	$11,963	($500,507)

Other comprehensive income (loss) before reclassifications	(14)	—	648	634
Amounts reclassified from accumulated other comprehensive income (loss)	(208)	22,098	(756)	21,134
Net other comprehensive income (loss) for the period	(222)	22,098	(108)	21,768

Ending balance, June 30, 2021	($1,083)	($489,511)	$11,855	($478,739)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2020 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2020	$62,496	($503,173)	$41,690	($398,987)

Other comprehensive income (loss) before reclassifications	4,890	—	22,545	27,435
Amounts reclassified from accumulated other comprehensive income (loss)	(30,296)	17,224	(3,980)	(17,052)
Net other comprehensive income (loss) for the period	(25,406)	17,224	18,565	10,383

Ending balance, June 30, 2020	$37,090	($485,949)	$60,255	($388,604)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2021 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2021	$28,719	($534,576)	$56,650	($449,207)

Other comprehensive income (loss) before reclassifications	1,467	—	(44,653)	(43,186)
Amounts reclassified from accumulated other comprehensive income (loss)	(31,269)	45,065	(142)	13,654
Net other comprehensive income (loss) for the period	(29,802)	45,065	(44,795)	(29,532)

Ending balance, June 30, 2021	($1,083)	($489,511)	$11,855	($478,739)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2020 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2020	$84,206	($557,072)	$25,946	($446,920)

Other comprehensive income (loss) before reclassifications	97,373	34,349	40,258	171,980
Amounts reclassified from accumulated other comprehensive income (loss)	(144,489)	36,774	(5,949)	(113,664)
Net other comprehensive income (loss) for the period	(47,116)	71,123	34,309	58,316

Ending balance, June 30, 2020	$37,090	($485,949)	$60,255	($388,604)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended June 30, 2021 and 2020:

	Pension and Other Postretirement Liabilities
	2021	2020
	(In Thousands)
Beginning balance, April 1,	$3,920	$14,029

Amounts reclassified from accumulated other comprehensive income (loss)	588	(945)
Net other comprehensive income (loss) for the period	588	(945)

Ending balance, June 30,	$4,508	$13,084

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the six months ended June 30, 2021 and 2020:

	Pension and Other Postretirement Liabilities
	2021	2020
	(In Thousands)
Beginning balance, January 1,	$4,327	$4,562

Other comprehensive income (loss) before reclassifications	—	10,050
Amounts reclassified from accumulated other comprehensive income (loss)	181	(1,528)
Net other comprehensive income (loss) for the period	181	8,522

Ending balance, June 30,	$4,508	$13,084

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended June 30, 2021 and 2020 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2021	2020
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$312	$25,086	Competitive business operating revenues
Interest rate swaps	(48)	(48)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	264	25,038
Income taxes	(56)	5,258	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$208	$30,296

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,248	$5,682	(a)
Amortization of loss	(27,534)	(27,619)	(a)
Settlement loss	(6,043)	—	(a)
Total amortization	(28,329)	(21,937)
Income taxes	6,231	4,713	Income taxes
Total amortization (net of tax)	($22,098)	($17,224)

Net unrealized investment gain (loss)
Realized gain (loss)	$1,196	$6,297	Interest and investment income
Income taxes	(440)	(2,317)	Income taxes
Total realized investment gain (loss) (net of tax)	$756	$3,980

Total reclassifications for the period (net of tax)	($21,134)	$17,052

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the six months ended June 30, 2021 and 2020 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2021	2020
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$39,679	$119,509	Competitive business operating revenues
Interest rate swaps	(97)	(97)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	39,582	119,412
Income taxes	(8,313)	25,077	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$31,269	$144,489

Pension and other postretirement liabilities
Amortization of prior-service credit	$10,496	$9,401	(a)
Amortization of loss	(62,063)	(54,937)	(a)
Settlement loss	(6,043)	—	(a)
Total amortization	(57,610)	(45,536)
Income taxes	12,545	8,762	Income taxes
Total amortization (net of tax)	($45,065)	($36,774)

Net unrealized investment gain (loss)
Realized gain (loss)	$224	$9,413	Interest and investment income
Income taxes	(82)	(3,464)	Income taxes
Total realized investment gain (loss) (net of tax)	$142	$5,949

Total reclassifications for the period (net of tax)	($13,654)	$113,664

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended June 30, 2021 and 2020 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2021	2020
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,230	$1,698	(a)
Amortization of loss	(626)	(419)	(a)
Settlement loss	(1,400)	—	(a)
Total amortization	(796)	1,279
Income taxes	208	(334)	Income taxes
Total amortization (net of tax)	(588)	945

Total reclassifications for the period (net of tax)	($588)	$945

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the six months ended June 30, 2021 and 2020 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2021	2020
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$2,460	$2,787	(a)
Amortization of loss	(1,305)	(720)	(a)
Settlement loss	(1,400)	—	(a)
Total amortization	(245)	2,067
Income taxes	64	(539)	Income taxes
Total amortization (net of tax)	(181)	1,528

Total reclassifications for the period (net of tax)	($181)	$1,528

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Preferred Stock

In May 2021, Entergy’s certificate of incorporation was amended and restated to provide authority to issue up to 1,000,000 shares of preferred stock, no par value per share, and to decrease from 500,000,000 to 499,000,000 the number of shares of common stock, par value of $0.01 per share, authorized for issuance. As of June 30, 2021, no preferred stock has been issued under the new authority.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2026.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2021 was 1.61% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2021.

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of June 30, 2021, Entergy Corporation had approximately $866 million of commercial paper outstanding.  The weighted-average interest rate for the six months ended June 30, 2021 was 0.32%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2021 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2021	Letters of Credit Outstanding as of June 30, 2021
Entergy Arkansas	April 2022	$25 million (b)	2.75%	$—	$—
Entergy Arkansas	June 2026	$150 million (c)	1.23%	$—	$—
Entergy Louisiana	June 2026	$350 million (c)	1.23%	$—	$—
Entergy Mississippi	April 2022	$37.5 million (d)	1.60%	$—	$—
Entergy Mississippi	April 2022	$35 million (d)	1.60%	$—	$—
Entergy Mississippi	April 2022	$10 million (d)	1.60%	$—	$—
Entergy New Orleans	June 2024	$25 million (c)	1.58%	$—	$—
Entergy Texas	June 2026	$150 million (c)	1.60%	$—	$1.3 million

(a)The interest rate is the estimated interest rate as of June 30, 2021 that would have been applied to outstanding borrowings under the facility.
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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities primarily as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of June 30, 2021:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	MISO Letters of Credit Issued as of June 30, 2021 (a) (b)
Entergy Arkansas	$25 million	0.78%	$2.5 million
Entergy Louisiana	$125 million	0.78%	$7.8 million
Entergy Mississippi	$65 million	0.78%	$2 million
Entergy New Orleans	$15 million	1.00%	$1 million
Entergy Texas	$50 million	0.70%	$18.2 million

(a)As of June 30, 2021, letters of credit posted with MISO covered financial transmission rights exposure of $1.5 million for Entergy Arkansas, $0.7 million for Entergy Louisiana, $0.9 million for Entergy Mississippi, $0.3 million for Entergy New Orleans, and $2.3 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of June 30, 2021, in addition to the $2 million MISO letter of credit, Entergy Mississippi has $7.9 million of non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through July 14, 2022. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following were the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2021 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$17
Entergy New Orleans	$150	$38
Entergy Texas	$200	$63
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC),

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2022. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of June 30, 2021, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the six months ended June 30, 2021 was 1.71% on the drawn portion of the facility. See Note 14 to the financial statements in the Form 10-K for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs have commercial paper programs in place. Following is a summary as of June 30, 2021:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2021
		(Dollars in Millions)
Entergy Arkansas VIE	June 2024	$80	1.26%	$—
Entergy Louisiana River Bend VIE	June 2024	$105	1.22%	$64.6
Entergy Louisiana Waterford VIE	June 2024	$105	1.22%	$62.1
System Energy VIE	June 2024	$120	1.22%	$45.7

(a)Includes letter of credit fees and bank fronting fees on commercial paper issuances, if any, by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

The commitment fees on the credit facilities are 0.100% of the undrawn commitment amount for the Entergy Arkansas, Entergy Louisiana, and System Energy VIEs.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio, as defined, of 70% or less of its total capitalization.

The nuclear fuel company variable interest entities had notes payable that were included in debt on the respective balance sheets as of June 30, 2021 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.65% Series L due July 2021 (a)	$90 million
Entergy Arkansas VIE	3.17% Series M due December 2023	$40 million
Entergy Arkansas VIE	1.84% Series N due July 2026	$90 million
Entergy Louisiana River Bend VIE	2.51% Series V due June 2027	$70 million
Entergy Louisiana Waterford VIE	3.22% Series I due December 2023	$20 million
System Energy VIE	2.05% Series K due September 2027	$90 million

(a)    Repaid at maturity

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

(Entergy Louisiana)

In March 2021, Entergy Louisiana issued $500 million of 2.35% Series mortgage bonds due June 2032 and $500 million of 3.10% Series mortgage bonds due June 2041. Entergy Louisiana used the proceeds, together with other funds, to repay at maturity, its $200 million of 4.80% Series mortgage bonds due May 2021, to finance, on an interim basis, storm restoration costs related to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and the winter storms of February 2021, and for general corporate purposes.

In April 2021, Entergy Louisiana arranged for the issuance by the Louisiana Local Government Environmental Facilities and Community Development Authority of (i) $16.2 million of 2.00% pollution control revenue bonds Series 2021A due June 2030, and (ii) $182.48 million of 2.50% pollution control revenue bonds Series 2021B due April 2036, each of which series is evidenced by a separate series of collateral trust mortgage bonds of Entergy Louisiana. A portion of the proceeds were applied in April 2021 to the refunding of $83.68 million of outstanding pollution control revenue bonds previously issued on behalf of Entergy Louisiana. The remainder of the proceeds were applied in June 2021 to the refunding of $115 million of outstanding pollution control revenue bonds previously issued on behalf of Entergy Louisiana.

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

(Entergy Texas)

In May 2021, Entergy Texas redeemed $125 million of 2.55% Series mortgage bonds due June 2021.

(System Energy)

In June 2021, System Energy arranged for the issuance by the Mississippi Business Finance Corporation of $83.695 million of 2.375% revenue bonds (System Energy Resources, Inc. Project) Series 2021 due June 2044, which are evidenced by a series of System Energy first mortgage bonds. System Energy used the proceeds, together

Entergy Corporation and Subsidiaries
Notes to Financial Statements
with other funds, to refund $83.695 million of outstanding revenue bonds.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2021 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$24,497,290	$26,221,663
Entergy Arkansas	$4,043,714	$4,327,356
Entergy Louisiana	$9,836,133	$10,746,564
Entergy Mississippi	$1,981,674	$2,166,517
Entergy New Orleans	$636,870	$584,209
Entergy Texas	$2,323,879	$2,496,970
System Energy	$750,939	$771,477

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2020 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$22,369,776	$24,813,818
Entergy Arkansas	$3,967,507	$4,355,632
Entergy Louisiana	$9,027,451	$10,258,294
Entergy Mississippi	$1,780,577	$2,021,432
Entergy New Orleans	$642,233	$620,634
Entergy Texas	$2,493,708	$2,765,193
System Energy	$805,274	$840,540

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.
NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Stock Options

Entergy granted options on 508,704 shares of its common stock under the 2019 Omnibus Incentive Plan during the first quarter 2021 with a fair value of $12.27 per option.  As of June 30, 2021, there were options on 2,844,446 shares of common stock outstanding with a weighted-average exercise price of $90.78.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2021.  The aggregate intrinsic value of the stock options outstanding as of June 30, 2021 was $41.5 million.

The following table includes financial information for outstanding stock options for the three months ended June 30, 2021 and 2020:

	2021	2020
	(In Millions)
Compensation expense included in Entergy’s net income	$1.0	$1.0
Tax benefit recognized in Entergy’s net income	$0.2	$0.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.4	$0.4

The following table includes financial information for outstanding stock options for the six months ended June 30, 2021 and 2020:

	2021	2020
	(In Millions)
Compensation expense included in Entergy’s net income	$2.0	$2.0
Tax benefit recognized in Entergy’s net income	$0.5	$0.5
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.8	$0.8

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
three-year vesting period and compensation cost for the portion of the award based on cumulative adjusted earnings per share will be adjusted based on the number of units that ultimately vest. See Note 12 to the financial statements in the Form 10-K for a description of the Long-Term Performance Unit Program.

The following table includes financial information for other outstanding equity awards for the three months ended June 30, 2021 and 2020:

	2021	2020
	(In Millions)
Compensation expense included in Entergy’s net income	$9.7	$9.6
Tax benefit recognized in Entergy’s net income	$2.5	$2.5
Compensation cost capitalized as part of fixed assets and materials and supplies	$4.0	$3.8

The following table includes financial information for other outstanding equity awards for the six months ended June 30, 2021 and 2020:

	2021	2020
	(In Millions)
Compensation expense included in Entergy’s net income	$20.5	$19.0
Tax benefit recognized in Entergy’s net income	$5.2	$4.9
Compensation cost capitalized as part of fixed assets and materials and supplies	$8.0	$7.2

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the second quarters of 2021 and 2020, included the following components:

	2021	2020
	(In Thousands)
Service cost - benefits earned during the period	$42,951	$40,379
Interest cost on projected benefit obligation	47,382	60,799
Expected return on assets	(106,039)	(103,565)
Amortization of net loss	92,799	87,259
Settlement charges	111,549	—
Net pension costs	$188,642	$84,872

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s qualified pension cost, including amounts capitalized, for the six months ended June 30, 2021 and 2020, included the following components:

	2021	2020
	(In Thousands)
Service cost - benefits earned during the period	$88,191	$80,758
Interest cost on projected benefit obligation	93,480	121,598
Expected return on assets	(211,753)	(207,130)
Amortization of net loss	197,190	174,518
Settlement charges	111,549	—
Net pension costs	$278,657	$169,744

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the second quarters of 2021 and 2020, included the following components:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$7,255	$9,759	$2,304	$774	$1,757	$2,253
Interest cost on projected benefit obligation	8,752	9,864	2,571	1,079	2,052	2,236
Expected return on assets	(19,640)	(22,516)	(5,600)	(2,641)	(5,272)	(4,804)
Amortization of net loss	18,250	17,890	5,309	2,069	3,415	4,933
Settlement charges	24,386	34,992	7,762	3,585	6,626	4,638
Net pension cost	$39,003	$49,989	$12,346	$4,866	$8,578	$9,256

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,566	$8,794	$2,023	$663	$1,546	$1,965
Interest cost on projected benefit obligation	11,433	12,841	3,340	1,456	2,782	2,814
Expected return on assets	(19,622)	(22,402)	(5,757)	(2,627)	(5,486)	(4,663)
Amortization of net loss	16,897	16,627	4,748	2,005	3,265	4,279
Net pension cost	$15,274	$15,860	$4,354	$1,497	$2,107	$4,395

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the six months ended June 30, 2021 and 2020, included the following components:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$14,674	$19,803	$4,668	$1,569	$3,557	$4,566
Interest cost on projected benefit obligation	17,092	19,425	5,034	2,108	4,002	4,378
Expected return on assets	(39,311)	(45,055)	(11,186)	(5,263)	(10,510)	(9,583)
Amortization of net loss	37,552	37,093	10,976	4,340	7,126	10,258
Settlement charges	24,386	34,992	7,762	3,585	6,626	4,638
Net pension cost	$54,393	$66,258	$17,254	$6,339	$10,801	$14,257

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$13,132	$17,588	$4,046	$1,326	$3,092	$3,930
Interest cost on projected benefit obligation	22,866	25,682	6,680	2,912	5,564	5,628
Expected return on assets	(39,244)	(44,804)	(11,514)	(5,254)	(10,972)	(9,326)
Amortization of net loss	33,794	33,254	9,496	4,010	6,530	8,558
Net pension cost	$30,548	$31,720	$8,708	$2,994	$4,214	$8,790

Non-Qualified Net Pension Cost

Entergy recognized $4.6 million and $4.5 million in pension cost for its non-qualified pension plans in the second quarters of 2021 and 2020, respectively. Entergy recognized $9.2 million and $9.1 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2021 and 2020.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the second quarters of 2021 and 2020:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2021	$90	$44	$96	$8	$115
2020	$83	$37	$90	$8	$117

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the six months ended June 30, 2021 and 2020:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2021	$180	$88	$192	$16	$230
2020	$166	$74	$180	$16	$234

Components of Net Other Postretirement Benefit Cost (Income)

Entergy’s other postretirement benefit income, including amounts capitalized, for the second quarters of 2021 and 2020, included the following components:

	2021	2020
	(In Thousands)
Service cost - benefits earned during the period	$6,645	$6,231
Interest cost on accumulated postretirement benefit obligation (APBO)	5,320	6,888
Expected return on assets	(10,805)	(10,182)
Amortization of prior service credit	(8,267)	(8,985)
Amortization of net loss	713	1,005
Net other postretirement benefit income	($6,394)	($5,043)

Entergy’s other postretirement benefit cost income, including amounts capitalized, for the six months ended June 30, 2021 and 2020, included the following components:

	2021	2020
	(In Thousands)
Service cost - benefits earned during the period	$13,290	$12,032
Interest cost on accumulated postretirement benefit obligation (APBO)	10,640	14,820
Expected return on assets	(21,610)	(20,510)
Amortization of prior service credit	(16,534)	(14,907)
Amortization of net loss	1,426	1,473
Net other postretirement benefit income	($12,788)	($7,092)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the second quarters of 2021 and 2020, included the following components:

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

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the six months ended June 30, 2021 and 2020, included the following components:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$2,068	$3,088	$724	$218	$692	$670
Interest cost on APBO	1,864	2,260	556	260	634	440
Expected return on assets	(9,010)	—	(2,768)	(2,876)	(5,096)	(1,578)
Amortization of prior service credit	(560)	(2,460)	(888)	(458)	(1,872)	(218)
Amortization of net (gain) loss	98	(182)	38	(356)	200	30
Net other postretirement benefit cost (income)	($5,540)	$2,706	($2,338)	($3,212)	($5,442)	($656)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,761	$2,947	$723	$219	$609	$615
Interest cost on APBO	2,381	3,220	794	413	1,059	583
Expected return on assets	(8,586)	—	(2,594)	(2,699)	(4,838)	(1,483)
Amortization of prior service credit	(1,057)	(2,784)	(765)	(304)	(1,489)	(501)
Amortization of net (gain) loss	217	(280)	77	(29)	443	53
Net other postretirement benefit cost (income)	($5,284)	$3,103	($1,765)	($2,400)	($4,216)	($733)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the second quarters of 2021 and 2020:

2021	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,288	($40)	$5,248
Amortization of net loss	(26,443)	(496)	(595)	(27,534)
Settlement loss	(6,043)	—	—	(6,043)
	($32,486)	$4,792	($635)	($28,329)
Entergy Louisiana
Amortization of prior service credit	$—	$1,230	$—	$1,230
Amortization of net gain (loss)	(716)	91	(1)	(626)
Settlement loss	(1,400)	—	—	($1,400)
	($2,116)	$1,321	($1)	($796)

2020	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,739	($57)	$5,682
Amortization of net loss	(26,461)	(327)	(831)	(27,619)
	($26,461)	$5,412	($888)	($21,937)
Entergy Louisiana
Amortization of prior service credit	$—	$1,698	$—	$1,698
Amortization of net gain (loss)	(499)	81	(1)	(419)
	($499)	$1,779	($1)	$1,279

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the six months ended June 30, 2021 and 2020:

2021	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$10,576	($80)	$10,496
Amortization of net loss	(59,883)	(990)	(1,190)	(62,063)
Settlement loss	(6,043)	—	—	(6,043)
	($65,926)	$9,586	($1,270)	($57,610)
Entergy Louisiana
Amortization of prior service credit	$—	$2,460	$—	$2,460
Amortization of net gain (loss)	(1,484)	182	(3)	(1,305)
Settlement loss	(1,400)	—	—	(1,400)
	($2,884)	$2,642	($3)	($245)

2020	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$9,516	($115)	$9,401
Amortization of net loss	(52,923)	(352)	(1,662)	(54,937)
	($52,923)	$9,164	($1,777)	($45,536)
Entergy Louisiana
Amortization of prior service credit	$—	$2,787	$—	$2,787
Amortization of net gain (loss)	(998)	280	(2)	(720)
	($998)	$3,067	($2)	$2,067

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Settlement Cost

In the second quarter of 2021, year-to-date lump sum benefit payments from the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees exceeded the sum of the Plans’ 2021 service and interest cost, resulting in a settlement cost of $111.5 million. In accordance with accounting standards, settlement accounting requires immediate recognition of the portion of previously unrecognized losses associated with the settled portion of the plans’ pension liability. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy participate in one or both of the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining employees and incurred settlement costs of $24.4 million, $35 million, $7.8 million, $3.6 million, $6.6 million, and $4.6 million, respectively. Similar to other pension costs, the settlement costs were included with employee labor costs and charged to expense and capital in the same manner that labor costs were charged. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans received regulatory approval to defer the expense portion of the settlement costs, with future amortization of the deferred settlement expense over the period in which the expense otherwise would be recorded had the immediate recognition not occurred.

Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, for the difference between the amount recorded for pension and other postretirement benefits expense under generally accepted accounting principles during 2019, the first year that rates from Entergy Texas’s last general rate proceeding were in effect, and the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amount will be evaluated in the next scheduled PUCT rate case and a reasonable amortization period will be determined by the PUCT at that time. At June 30, 2021, the balance in this reserve was approximately $10.1 million.

Employer Contributions

Based on current assumptions, Entergy expects to contribute $356 million to its qualified pension plans in 2021.  As of June 30, 2021, Entergy had contributed $220.1 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2021:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2021 pension contributions	$66,649	$59,882	$13,715	$5,395	$6,955	$18,663
Pension contributions made through June 2021	$36,457	$39,400	$7,771	$3,551	$4,275	$10,671
Remaining estimated pension contributions to be made in 2021	$30,192	$20,482	$5,944	$1,844	$2,680	$7,992

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of June 30, 2021 were Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the second quarters of 2021 and 2020 was as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2021
Operating revenues	$2,673,385	$148,656	$31	($2)	$2,822,070
Income taxes	$71,360	($71,696)	($18,080)	$—	($18,416)
Consolidated net income (loss)	$329,936	($274,648)	($24,784)	($31,898)	($1,394)
2020
Operating revenues	$2,213,061	$199,709	$18	$—	$2,412,788
Income taxes	$73,710	$24,467	($9,062)	$—	$89,115
Consolidated net income (loss)	$348,902	$85,178	($37,069)	($31,898)	$365,113

Entergy’s segment financial information for the six months ended June 30, 2021 and 2020 was as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
2021
Operating revenues	$5,270,000	$396,874	$54	($21)	$5,666,907
Income taxes	$131,094	($56,135)	($27,433)	$—	$47,526
Consolidated net income (loss)	$690,535	($236,525)	($52,464)	($63,796)	$337,750
Total assets as of June 30, 2021	$56,240,370	$1,209,209	$496,043	($1,996,339)	$55,949,283
2020
Operating revenues	$4,307,690	$532,258	$29	($10)	$4,839,967
Income taxes	$20,761	($6,073)	$3,233	$—	$17,921
Consolidated net income (loss)	$672,751	($25,251)	($95,298)	($63,796)	$488,406
Total assets as of December 31, 2020	$55,940,153	$3,800,378	$552,632	($2,053,951)	$58,239,212

The Entergy Wholesale Commodities business is sometimes referred to as the “competitive businesses.”  Eliminations were primarily intersegment activity. Almost all of Entergy’s goodwill was related to the Utility segment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
As discussed in Note 13 to the financial statements in the Form 10-K, Entergy management has undertaken a strategy to manage and reduce the risk of the Entergy Wholesale Commodities business, which includes taking actions to shut down and sell all of its plants in the merchant nuclear fleet. These decisions and transactions resulted in asset impairments; employee retention and severance expenses and other benefits-related costs; and contracted economic development contributions.

Total restructuring charges for the second quarters of 2021 and 2020 were comprised of the following:

	2021			2020
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of April 1,	$157	$14	$171	$150	$14	$164
Restructuring costs accrued	(6)	1	(5)	17	—	17
Cash paid out	118	15	133	14	—	14
Balance as of June 30,	$33	$—	$33	$153	$14	$167

In addition, Entergy Wholesale Commodities incurred $342 million in the second quarter 2021 and $7 million in the second quarter 2020 of impairment and other related charges associated with these strategic decisions and transactions.

Total restructuring charges for the six months ended June 30, 2021 and 2020 were comprised of the following:

	2021			2020
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$145	$14	$159	$129	$14	$143
Restructuring costs accrued	7	1	8	38	—	38
Cash paid out	119	15	134	14	—	14
Balance as of June 30,	$33	$—	$33	$153	$14	$167

In addition, Entergy Wholesale Commodities incurred $345 million in the six months ended June 30, 2021 and $12 million in the six months ended June 30, 2020 of impairment and other related charges associated with these strategic decisions and transactions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses associated with management’s strategy to exit the merchant power business of approximately $10 million in 2021, of which $7 million has been incurred as of June 30, 2021, and a total of approximately $5 million in 2022.

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

The Utility has limited exposure to the effects of market risk because it operates primarily under cost-based rate regulation.  To the extent approved by their retail regulators, the Utility operating companies use derivative instruments to hedge the exposure to price volatility inherent in their purchased power, fuel, and gas purchased for resale costs, that are recovered from customers.

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities entered into forward contracts with its customers and also sold energy and capacity in the day ahead or spot markets.  In addition to its forward physical power and gas contracts, Entergy Wholesale Commodities used a combination of financial contracts, including swaps, collars, and options, to mitigate commodity price risk.  When the market price fell, the combination of financial contracts was expected to settle in gains that offset lower revenue from generation, which resulted in a more predictable cash flow.

Consistent with management’s strategy to shut down and sell all plants in the Entergy Wholesale Commodities merchant fleet, the Entergy Wholesale Commodities portfolio of derivative instruments expired in April 2021, which was the settlement date for the last financial derivative contracts in the Entergy Wholesale Commodities portfolio.

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

Entergy entered into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settled against day-ahead power pool prices were used to manage price exposure for Entergy Wholesale Commodities generation. Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 98% for the remainder of 2021, all of which is sold under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2021 is 3.4 TWh.

Entergy used standardized master netting agreements to help mitigate the credit risk of derivative instruments. These master agreements facilitated the netting of cash flows associated with a single counterparty and may have included collateral requirements. Cash, letters of credit, and parental/affiliate guarantees were obtained as security from counterparties in order to mitigate credit risk. The collateral agreements required a counterparty to post cash or letters of credit in the event an exposure exceeded an established threshold. The threshold represented an unsecured credit limit, which may have been supported by a parental/affiliate guarantee, as determined in accordance with Entergy’s credit policy. In addition, collateral agreements allowed for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.  As of June 30, 2021, there were no outstanding derivative contracts held by Entergy Wholesale Commodities. As of December 31, 2020, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $5 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $39 million in letters of credit were required to be posted by it counterparties to the Entergy subsidiary.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy had executed natural gas swaps and options as of June 30, 2021 was 2.75 years for Entergy Louisiana and the maximum length of time over which Entergy had executed natural gas swaps as of June 30, 2021 was 9 months, each, for Entergy Mississippi and Entergy New Orleans. The total volume of natural gas swaps and options outstanding as of June 30, 2021 was 33,969,600 MMBtu for Entergy, including 20,100,000 MMBtu for Entergy Louisiana, 13,569,000 MMBtu for Entergy Mississippi, and 300,600 MMBtu for Entergy New Orleans. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the second quarter 2021, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2021 through May 31, 2022. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of June 30, 2021 was 126,149 GWh for Entergy, including 25,505 GWh for Entergy Arkansas, 58,280 GWh for Entergy Louisiana, 14,634 GWh for Entergy Mississippi, 5,842 GWh for Entergy New Orleans, and 21,399 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. As of June 30, 2021, $5 million in cash collateral was required to be posted by Entergy Wholesale Commodities to MISO. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of December 31, 2020. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of June 30, 2021 and for Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2020.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of June 30, 2021 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps and options	Prepayments and other (current portion)	$15	$—	$15	Utility
Financial transmission rights	Prepayments and other	$16	($1)	$15	Utility and Entergy Wholesale Commodities

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet
(d)Excludes cash collateral in the amount of $5 million posted as of June 30, 2021 and $5 million posted as of December 31, 2020. Also excludes letters of credit in the amount of $6 million posted as of June 30, 2021 and $1 million posted and $39 million held as of December 31, 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended June 30, 2021 and 2020 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2021
Electricity swaps and options	$—	Competitive businesses operating revenues	$—

2020
Electricity swaps and options	($7)	Competitive businesses operating revenues	$25

(a)Before taxes of $5 million for the three months ended June 30, 2020

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the six months ended June 30, 2021 and 2020 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2021
Electricity swaps and options	$2	Competitive businesses operating revenues	$40

2020
Electricity swaps and options	$60	Competitive businesses operating revenues	$120

(a)Before taxes of $8 million and $25 million for the six months ended June 30, 2021 and 2020, respectively

Based on market prices as of June 30, 2021, there were no unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2021 and 2020 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2021
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$18
Financial transmission rights	Purchased power expense	(b)	$16
Electricity swaps and options (c)	Competitive business operating revenues		$—

2020
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($3)
Financial transmission rights	Purchased power expense	(b)	$15
Electricity swaps and options (c)	Competitive business operating revenues		($2)

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2021 and 2020 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$25
Financial transmission rights	Purchased power expense	(b)	$144
Electricity swaps and options (c)	Competitive business operating revenues		($2)

2020
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($9)
Financial transmission rights	Purchased power expense	(b)	$28
Electricity swaps and options (c)	Competitive business operating revenues		($2)

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

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of June 30, 2021 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$5.0	$—	$5.0	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$0.4	$—	$0.4	Entergy Louisiana
Natural gas swaps	Prepayments and other	$9.6	$—	$9.6	Entergy Mississippi
Natural gas swaps	Prepayments and other	$0.1	$—	$0.1	Entergy New Orleans

Financial transmission rights	Prepayments and other	$4.1	($0.3)	$3.8	Entergy Arkansas
Financial transmission rights	Prepayments and other	$4.9	($0.1)	$4.8	Entergy Louisiana
Financial transmission rights	Prepayments and other	$2.0	$—	$2.0	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.6	$—	$0.6	Entergy New Orleans
Financial transmission rights	Prepayments and other	$3.8	$—	$3.8	Entergy Texas

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of June 30, 2021, letters of credit posted with MISO covered financial transmission rights exposure of $1.5 million for Entergy Arkansas, $0.7 million for Entergy Louisiana, $0.9 million for Entergy Mississippi, $0.3 million for Entergy New Orleans, and $2.3 million for Entergy Texas. As of December 31, 2020, letters of credit posted with MISO covered financial transmission rights exposure of $0.3 million for Entergy Louisiana, $0.2 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, and $0.5 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended June 30, 2021 and 2020 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$4.9	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$13.2	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.1	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$3.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$5.9	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$0.7	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$4.8	(b)	Entergy Texas

2020
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.5)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$4.8	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$5.4	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	($0.4)	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.2	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$5.3	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the six months ended June 30, 2021 and 2020 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$6.7	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$18.3	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$29.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$18.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$7.9	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.0	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$82.7	(b)	Entergy Texas

2020
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($1.3)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.7)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.4)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$9.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$10.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	($0.5)	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$7.6	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$530	$—	$—	$530
Decommissioning trust funds (a):
Equity securities	53	—	—	53
Debt securities (b)	686	1,352	—	2,038
Common trusts (c)				3,148
Securitization recovery trust account	33	—	—	33
Escrow accounts	88	—	—	88
Gas hedge contracts	15	—	—	15
Financial transmission rights	—	—	15	15
	$1,405	$1,352	$15	$5,920

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,630	$—	$—	$1,630
Decommissioning trust funds (a):
Equity securities	1,533	—	—	1,533
Debt securities (b)	919	1,698	—	2,617
Common trusts (c)				3,103
Power contracts	—	—	38	38
Securitization recovery trust account	42	—	—	42
Escrow accounts	148	—	—	148
Gas hedge contracts	1	1	—	2
Financial transmission rights	—	—	9	9
	$4,273	$1,699	$47	$9,122
Liabilities:
Gas hedge contracts	$6	$1	$—	$7

(a)The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.
(b)The decommissioning trust funds fair values presented herein do not include the recognition pursuant to ASU 2016-13 of a credit loss valuation allowance of $0.2 million as of June 30, 2021 and $0.1 million as of December 31, 2020 on debt securities. See Note 9 to the financial statements herein for additional information on the allowance for expected credit losses.
(c)Common trust funds are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2021 and 2020:

	2021		2020
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of April 1,	$—	$4	$85	$4
Total gains (losses) for the period (a)
Included in earnings	—	—	16	—
Included in other comprehensive income	—	—	(7)	—
Included as a regulatory liability/asset	—	15	—	10
Issuances of financial transmission rights	—	12	—	23
Settlements	—	(16)	(45)	(15)
Balance as of June 30,	$—	$15	$49	$22

(a)Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period was $3 million for the three months ended June 30, 2020.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2021 and 2020:

	2021		2020
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$38	$9	$118	$10
Total gains (losses) for the period (a)
Included in earnings	(2)	3	(2)	—
Included in other comprehensive income	2	—	60	—
Included as a regulatory liability/asset	—	135	—	17
Issuances of financial transmission rights	—	12	—	23
Settlements	(38)	(144)	(127)	(28)
Balance as of June 30,	$—	$15	$49	$22

(a)Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period was $4 million for the six months ended June 30, 2020.
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$16.2	$—	$—	$16.2
Decommissioning trust funds (a):
Equity securities	12.7	—	—	12.7
Debt securities	99.2	373.3	—	472.5
Common trusts (b)				891.5
Financial transmission rights	—	—	3.8	3.8
	$128.1	$373.3	$3.8	$1,396.7

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$168.0	$—	$—	$168.0
Decommissioning trust funds (a):
Equity securities	1.3	—	—	1.3
Debt securities	98.2	349.7	—	447.9
Common trusts (b)				824.7
Financial transmission rights	—	—	2.7	2.7
	$267.5	$349.7	$2.7	$1,444.6

Entergy Louisiana

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$206.6	$—	$—	$206.6
Decommissioning trust funds (a):
Equity securities	19.6	—	—	19.6
Debt securities	213.2	484.3	—	697.5
Common trusts (b)				1,268.4
Securitization recovery trust account	3.7	—	—	3.7
Gas hedge contracts	5.0	0.4	—	5.4
Financial transmission rights	—	—	4.8	4.8
	$448.1	$484.7	$4.8	$2,206.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$726.7	$—	$—	$726.7
Decommissioning trust funds (a):
Equity securities	8.7	—	—	8.7
Debt securities	172.4	459.8	—	632.2
Common trusts (b)				1,153.1
Securitization recovery trust account	2.7	—	—	2.7
Gas hedge contracts	0.8	0.5	—	1.3
Financial transmission rights	—	—	4.2	4.2
	$911.3	$460.3	$4.2	$2,528.9

Liabilities:
Gas hedge contracts	$0.3	$1.3	$—	$1.6

Entergy Mississippi

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$48.9	$—	$—	$48.9
Gas hedge contracts	9.6	—	—	9.6
Financial transmission rights	—	—	2.0	2.0
	$58.5	$—	$2.0	$60.5

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$64.6	$—	$—	$64.6
Financial transmission rights	—	—	0.6	0.6
	$64.6	$—	$0.6	$65.2

Liabilities:
Gas hedge contracts	$5.0	$—	$—	$5.0

Entergy New Orleans

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$2.7	$—	$—	$2.7
Escrow accounts	38.8	—	—	38.8
Gas hedge contracts	0.1	—	—	0.1
Financial transmission rights	—	—	0.6	0.6
	$41.6	$—	$0.6	$42.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$3.4	$—	$—	$3.4
Escrow accounts	83.0	—	—	83.0
Financial transmission rights	—	—	0.1	0.1
	$86.4	$—	$0.1	$86.5

Liabilities:
Gas hedge contracts	$0.3	$—	$—	$0.3

Entergy Texas

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$26.3	$—	$—	$26.3
Financial transmission rights	—	—	3.8	3.8
	$26.3	$—	$3.8	$30.1

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$248.6	$—	$—	$248.6
Securitization recovery trust account	36.2	—	—	36.2
Financial transmission rights	—	—	1.6	1.6
	$284.8	$—	$1.6	$286.4
System Energy

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$119.1	$—	$—	$119.1
Decommissioning trust funds (a):
Equity securities	6.0	—	—	6.0
Debt Securities	207.3	260.5	—	467.8
Common trusts (b)				838.7
	$332.4	$260.5	$—	$1,431.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$216.4	$—	$—	$216.4
Decommissioning trust funds (a):
Equity securities	3.8	—	—	3.8
Debt securities	177.3	250.4	—	427.7
Common trusts (b)				784.4
	$397.5	$250.4	$—	$1,432.3

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2021.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$1.4	$1.2	$0.3	$0.1	$0.5
Issuances of financial transmission rights	2.8	4.1	1.7	0.4	2.7
Gains (losses) included as a regulatory liability/asset	3.0	5.4	0.8	0.9	5.4
Settlements	(3.4)	(5.9)	(0.7)	(0.8)	(4.8)
Balance as of June 30,	$3.8	$4.8	$2.1	$0.6	$3.8

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2021.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$2.7	$4.2	$0.6	$0.1	$1.6
Issuances of financial transmission rights	2.8	4.1	1.7	0.4	2.7
Gains (losses) included as a regulatory liability/asset	27.8	14.7	7.7	2.1	82.2
Settlements	(29.5)	(18.2)	(7.9)	(2.0)	(82.7)
Balance as of June 30,	$3.8	$4.8	$2.1	$0.6	$3.8

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

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

The NRC requires Entergy subsidiaries to maintain nuclear decommissioning trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, and Palisades. Entergy’s nuclear decommissioning trust funds invest in equity securities, fixed-rate debt securities, and cash and cash equivalents.

As discussed in Note 14 to the financial statements herein, in May 2021, Entergy completed the transfer of Indian Point 1, Indian Point 2, and Indian Point 3 to Holtec. As part of the transaction, Entergy transferred the Indian Point 1, Indian Point 2, and Indian Point 3 decommissioning trust funds to Holtec. The disposition-date fair value of the decommissioning trust funds was approximately $2,387 million.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for the Entergy Wholesale Commodities nuclear plants do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds are recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in

Entergy Corporation and Subsidiaries
Notes to Financial Statements
the accumulated other comprehensive income component of shareholders’ equity.  Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings. A portion of Entergy’s decommissioning trust funds were held in a wholly-owned registered investment company, and unrealized gains and losses on both the equity and debt securities held in the registered investment company were recognized in earnings. In December 2020, Entergy liquidated its interest in the registered investment company. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2021 on equity securities still held as of June 30, 2021 were $228 million and $389 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of June 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$2,038	$92	$8

2020
Debt Securities	$2,617	$197	$3

The unrealized gains/(losses) above are reported before deferred taxes of $5 million as of June 30, 2021 and $31 million as of December 31, 2020 for debt securities. The amortized cost of available-for-sale debt securities was $1,954 million as of June 30, 2021 and $2,423 million as of December 31, 2020.  As of June 30, 2021, available-for-sale debt securities had an average coupon rate of approximately 2.82%, an average duration of approximately 6.94 years, and an average maturity of approximately 10.75 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$482	$8	$187	$3
More than 12 months	3	—	2	—
Total	$485	$8	$189	$3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2021 and December 31, 2020 were as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	($4)
1 year - 5 years	455	672
5 years - 10 years	663	852
10 years - 15 years	335	377
15 years - 20 years	117	144
20 years+	468	576
Total	$2,038	$2,617

During the three months ended June 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $273 million and $276 million, respectively.  During the three months ended June 30, 2021 and 2020, gross gains of $6 million and $15 million, respectively, and gross losses of $1 million and $1 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $797 million and $676 million, respectively.  During the six months ended June 30, 2021 and 2020, gross gains of $17 million and $29 million, respectively, and gross losses of $12 million and $4 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair value of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plant as of June 30, 2021 was $564 million for Palisades. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2020 were $631 million for Indian Point 1, $794 million for Indian Point 2, $991 million for Indian Point 3, and $554 million for Palisades. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$472.5	$16.7	$2.7

2020
Debt Securities	$447.9	$27.7	$0.3

The amortized cost of available-for-sale debt securities was $458.5 million as of June 30, 2021 and $420.4 million as of December 31, 2020.  As of June 30, 2021, available-for-sale debt securities had an average coupon rate

Entergy Corporation and Subsidiaries
Notes to Financial Statements
of approximately 2.45%, an average duration of approximately 6.88 years, and an average maturity of approximately 8.14 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2021 on equity securities still held as of June 30, 2021 were $64.3 million and $109.9 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$127.7	$2.7	$29.9	$0.3
More than 12 months	2.0	—	—	—
Total	$129.7	$2.7	$29.9	$0.3

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2021 and December 31, 2020 were as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	$—
1 year - 5 years	93.6	113.1
5 years - 10 years	191.6	189.8
10 years - 15 years	121.5	81.4
15 years - 20 years	28.8	28.5
20 years+	37.0	35.1
Total	$472.5	$447.9

During the three months ended June 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $12.3 million and $17.7 million, respectively.  During the three months ended June 30, 2021 and 2020, gross gains of $0.7 million and $1.3 million, respectively, and gross losses of $0.1 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $26.1 million and $66.4 million, respectively.  During the six months ended June 30, 2021 and 2020, gross gains of $1.6 million and $5.8 million, respectively, and gross losses of $0.1 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$697.5	$38.4	$1.9

2020
Debt Securities	$632.2	$51.3	$0.5

The amortized cost of available-for-sale debt securities was $661 million as of June 30, 2021 and $581.4 million as of December 31, 2020.  As of June 30, 2021, the available-for-sale debt securities had an average coupon rate of approximately 3.44%, an average duration of approximately 6.77 years, and an average maturity of approximately 12.32 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2021 on equity securities still held as of June 30, 2021 were $92.9 million and $157.4 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$124.4	$1.9	$36.4	$0.5
More than 12 months	0.7	—	0.8	—
Total	$125.1	$1.9	$37.2	$0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2021 and December 31, 2020 were as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	$—
1 year - 5 years	122.7	117.0
5 years - 10 years	188.4	159.4
10 years - 15 years	103.5	101.2
15 years - 20 years	74.3	66.9
20 years+	208.6	187.7
Total	$697.5	$632.2

During the three months ended June 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $62.5 million and $34.1 million, respectively.  During the three months ended June 30, 2021 and 2020, gross gains of $1.5 million and $2 million, respectively, and gross losses of $0.1 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $170.9 million and $101.5 million, respectively.  During the six months ended June 30, 2021 and 2020, gross gains of $4.8 million and $4.9 million, respectively, and gross losses of $3.3 million and $0.7 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$467.8	$19.4	$2.5

2020
Debt Securities	$427.7	$30.0	$0.8

The amortized cost of available-for-sale debt securities was $450.9 million as of June 30, 2021 and $398.4 million as of December 31, 2020.  As of June 30, 2021, available-for-sale debt securities had an average coupon rate of approximately 2.43%, an average duration of approximately 7.27 years, and an average maturity of approximately 10.68 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2021 on equity securities still held as of June 30, 2021 were $60.6 million and $103.3 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$149.1	$2.5	$28.9	$0.8
More than 12 months	0.1	—	—	—
Total	$149.2	$2.5	$28.9	$0.8

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2021 and December 31, 2020 were as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	($1.1)
1 year - 5 years	144.0	134.7
5 years - 10 years	147.3	141.5
10 years - 15 years	46.3	31.5
15 years - 20 years	2.8	5.3
20 years+	127.4	115.8
Total	$467.8	$427.7

During the three months ended June 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $101.6 million and $73.6 million, respectively.  During the three months ended June 30, 2021 and 2020, gross gains of $1.9 million and $5.4 million, respectively, and gross losses of $0.2 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $175.7 million and $165.6 million, respectively.  During the six months ended June 30, 2021 and 2020, gross gains of $3.1 million and $7 million, respectively, and gross losses of $1.8 million and $0.4 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy estimates the expected credit losses for its available-for-sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  As of June 30, 2021 and December 31, 2020, Entergy’s allowance for expected credit losses related to available-for-sale securities were $0.2 million and $0.1 million, respectively. Entergy did not record any impairments of available-for-sale debt securities for the three and six months ended June 30, 2021 and 2020.

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

Tax Cuts and Jobs Act

During the second quarter 2018, the Registrant Subsidiaries began returning unprotected excess accumulated deferred income taxes, associated with the effects of the Tax Cuts and Jobs Act, to their customers through rate riders and other means approved by their respective regulatory authorities. Return of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This manner of regulatory accounting affects the effective tax rate for the period as compared to the statutory tax rate. The return of unprotected excess accumulated deferred income taxes reduced Entergy’s and the Registrant Subsidiaries’ regulatory liability for income taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Millions)
Entergy	$14	$15	$54	$45
Entergy Arkansas	$—	($1)	$8	$12
Entergy Louisiana	$8	$8	$15	$16
Entergy New Orleans	$—	$2	$—	$5
Entergy Texas	$6	$6	$13	$12
System Entergy	$—	$—	$18	$—

Valuation Allowance

During the second quarter 2021, Entergy reduced a valuation allowance by $9 million recorded on the deferred tax asset for a carryover of interest expense because new information indicates that there is sufficient taxable income of a nature that allows for carryover utilization.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2021 were $254 million for Entergy, $35.3 million for Entergy Arkansas, $95.7 million for Entergy Louisiana, $26.3 million for Entergy Mississippi, $3.8 million for Entergy New Orleans, $45 million for Entergy Texas, and $16.7 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2020 were $745 million for Entergy, $59.7 million for Entergy Arkansas, $460.5 million for Entergy Louisiana, $31.4 million for Entergy Mississippi, $9.2 million for Entergy New Orleans, $116.8 million for Entergy Texas, and $17.7 million for System Energy.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in the six months ended June 30, 2021 and in the six months ended June 30, 2020.

NOTE 13.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended June 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Utility:
Residential	$855,586	$790,869
Commercial	628,703	526,121
Industrial	756,959	576,203
Governmental	61,612	46,959
Total billed retail	2,302,860	1,940,152

Sales for resale (a)	119,130	52,761
Other electric revenues (b)	187,078	168,721
Revenues from contracts with customers	2,609,068	2,161,634
Other revenues (c)	32,307	28,923
Total electric revenues	2,641,375	2,190,557

Natural gas	31,998	22,495

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	146,680	175,720
Other revenues (c)	2,017	24,016
Total competitive businesses revenues	148,697	199,736

Total operating revenues	$2,822,070	$2,412,788

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s total revenues for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Utility:
Residential	$1,822,441	$1,588,897
Commercial	1,201,380	1,065,061
Industrial	1,354,610	1,133,718
Governmental	118,409	99,541
Total billed retail	4,496,840	3,887,217

Sales for resale (a)	324,205	106,487
Other electric revenues (b)	267,339	218,887
Revenues from contracts with customers	5,088,384	4,212,591
Other revenues (c)	91,410	28,605
Total electric revenues	5,179,794	4,241,196

Natural gas	90,166	66,471

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	378,794	391,723
Other revenues (c)	18,153	140,577
Total competitive businesses revenues	396,947	532,300

Total operating revenues	$5,666,907	$4,839,967

The Registrant Subsidiaries’ total revenues for the three months ended June 30, 2021 and 2020 were as follows:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$171,103	$340,643	$117,461	$60,186	$166,193
Commercial	111,187	262,351	101,644	51,092	102,429
Industrial	114,284	475,185	36,545	8,028	122,917
Governmental	4,536	21,547	10,873	18,312	6,344
Total billed retail	401,110	1,099,726	266,523	137,618	397,883
Sales for resale (a)	69,750	74,343	44,050	12,810	19,542
Other electric revenues (b)	73,209	55,745	36,390	9,510	13,577
Revenues from contracts with customers	544,069	1,229,814	346,963	159,938	431,002
Other revenues (c)	6,205	24,765	2,077	(177)	(568)
Total electric revenues	550,274	1,254,579	349,040	159,761	430,434
Natural gas	—	13,019	—	18,979	—
Total operating revenues	$550,274	$1,267,598	$349,040	$178,740	$430,434

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$171,171	$301,105	$112,361	$53,420	$152,811
Commercial	106,104	209,119	89,594	36,401	84,904
Industrial	106,254	335,201	35,874	3,066	95,809
Governmental	4,344	16,781	9,798	10,475	5,560
Total billed retail	387,873	862,206	247,627	103,362	339,084
Sales for resale (a)	36,956	82,698	18,426	8,018	13,187
Other electric revenues (b)	63,537	53,104	29,393	3,999	20,039
Revenues from contracts with customers	488,366	998,008	295,446	115,379	372,310
Other revenues (c)	3,401	3,593	2,508	19,520	(116)
Total electric revenues	491,767	1,001,601	297,954	134,899	372,194
Natural gas	—	10,051	—	12,444	—
Total operating revenues	$491,767	$1,011,652	$297,954	$147,343	$372,194

The Registrant Subsidiaries’ total revenues for the six months ended June 30, 2021 and 2020 were as follows:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$408,284	$676,403	$265,097	$126,613	$346,044
Commercial	217,603	487,000	199,580	98,891	198,306
Industrial	217,696	822,194	70,524	14,817	229,379
Governmental	8,791	40,163	21,416	34,692	13,347
Total billed retail	852,374	2,025,760	556,617	275,013	787,076
Sales for resale (a)	179,834	154,771	84,360	17,506	93,615
Other electric revenues (b)	92,791	99,654	40,341	6,151	31,106
Revenues from contracts with customers	1,124,999	2,280,185	681,318	298,670	911,797
Other revenues (c)	8,661	54,057	4,341	239	(1,143)
Total electric revenues	1,133,660	2,334,242	685,659	298,909	910,654
Natural gas	—	41,000	—	49,166	—
Total operating revenues	$1,133,660	$2,375,242	$685,659	$348,075	$910,654

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$390,859	$560,965	$239,463	$104,319	$293,291
Commercial	217,349	411,365	186,392	81,905	168,050
Industrial	207,342	657,542	72,264	10,413	186,157
Governmental	8,374	33,535	20,125	26,326	11,180
Total billed retail	823,924	1,663,407	518,244	222,963	658,678
Sales for resale (a)	78,096	161,228	32,848	18,188	21,815
Other electric revenues (b)	65,134	85,113	35,836	4,763	30,742
Revenues from contracts with customers	967,154	1,909,748	586,928	245,914	711,235
Other revenues (c)	6,525	4,394	4,948	12,416	295
Total electric revenues	973,679	1,914,142	591,876	258,330	711,530
Natural gas	—	28,157	—	38,315	—
Total operating revenues	$973,679	$1,942,299	$591,876	$296,645	$711,530

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. Due to the effect of the COVID-19 pandemic on customer receivables, however, Entergy recorded increases in its allowance for doubtful accounts in 2020. The following table sets forth a reconciliation of changes in the allowance for doubtful accounts for the six months ended June 30, 2021 and 2020.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2020	$117.7	$18.3	$45.7	$19.5	$17.4	$16.8
Provisions	25.9	5.5	11.7	1.7	4.6	2.4
Write-offs	(39.5)	(2.8)	(19.5)	(8.8)	(1.1)	(7.3)
Recoveries	5.0	1.4	1.9	1.2	0.2	0.3
Balance as of June 30, 2021	$109.1	$22.4	$39.8	$13.6	$21.1	$12.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2019	$7.4	$1.2	$1.9	$0.6	$3.2	$0.5
Provisions	38.4	6.3	14.1	7.0	5.5	5.5
Write-offs	(8.6)	(1.8)	(3.5)	(1.2)	(1.0)	(1.1)
Recoveries	6.0	1.6	2.0	0.8	0.7	0.9
Balance as of June 30, 2020	$43.2	$7.3	$14.5	$7.2	$8.4	$5.8
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

NOTE 14.  ACQUISITIONS AND DISPOSITIONS (Entergy Corporation and Entergy Texas)

Acquisitions

Hardin County Peaking Facility

In June 2021, Entergy Texas purchased the Hardin County Peaking Facility, an existing 147 MW simple-cycle gas-fired peaking power plant in Kountze, Texas, from East Texas Electric Cooperative, Inc. In addition, also in June 2021, Entergy Texas sold a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc. for approximately $67.9 million. The two interdependent transactions were approved by the PUCT in April 2021. The purchase price for the Hardin County Peaking Facility was approximately $36.7 million.

Dispositions

Indian Point Energy Center

In April 2019, Entergy entered into an agreement to sell, directly or indirectly, 100% of the equity interests in the subsidiaries that own Indian Point 1, Indian Point 2, and Indian Point 3, after Indian Point 3 had been shut down and defueled, to a Holtec International subsidiary. In November 2020 the NRC approved the sale of the plant to Holtec. Indian Point 3 was shut down in April 2021 and defueled in May 2021. In May 2021 the New York State Public Service Commission approved the sale of the plant to Holtec. The transaction closed in May 2021. The sale included the transfer of the licenses, spent fuel, decommissioning liabilities, and nuclear decommissioning trusts for the three units. The transaction resulted in a charge of $340 million ($268 million net-of-tax) in the second quarter of 2021. The disposition-date fair value of the nuclear decommissioning trust funds was approximately $2,387 million and the disposition-date fair value of the asset retirement obligations was $1,996 million. The transaction also included materials and supplies and prepaid assets.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2021, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2021 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

In March 2021 the APSC opened an investigation into Arkansas utilities’ preparation, response, operational performance, and communication regarding the February 2021 extreme weather events. Comments from jurisdictional utilities are due in August 2021. In April 2021, the Arkansas Attorney General notified utilities of its intent to conduct an investigation into the fuel costs that were charged during the February 2021 winter storms; specifically, whether there was price gouging by suppliers.

Results of Operations

Net Income

Second Quarter 2021 Compared to Second Quarter 2020

Net income decreased $3.6 million primarily due to lower other income, higher other operation and maintenance expenses, and higher depreciation and amortization expenses, partially offset by higher retail electric price and higher volume/weather.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net income increased $44.9 million primarily due to higher volume/weather, the reversal in 2021 of the remaining regulatory liability for the formula rate plan 2019 historical year netting adjustment, and higher retail electric price, partially offset by a higher effective income tax rate, higher other operation and maintenance expenses, and higher depreciation and amortization expenses.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Second Quarter 2021 Compared to Second Quarter 2020

Following is an analysis of the change in operating revenues comparing the second quarter 2021 to the second quarter 2020:

Amount
(In Millions)
2020 operating revenues	$491.8
Fuel, rider, and other revenues that do not significantly affect net income	40.7
Retail electric price	9.8
Volume/weather	8.0
2021 operating revenues	$550.3

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of May 2021. See Note 2 to the financial statements herein for further discussion of the 2020 formula rate plan filing.

The volume/weather variance is primarily due to an increase of 396 GWh, or 9%, in billed electricity usage primarily due to an increase in commercial usage resulting from reduced impacts from the COVID-19 pandemic on businesses as compared to prior year and an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the metals industry. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Billed electric energy sales for Entergy Arkansas for the three months ended June 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	1,487	1,497	(1)
Commercial	1,260	1,176	7
Industrial	2,059	1,738	18
Governmental	53	52	2
Total retail	4,859	4,463	9
Sales for resale:
Associated companies	525	308	70
Non-associated companies	1,700	831	105
Total	7,084	5,602	26

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2021 to the six months ended June 30, 2020:

Amount
(In Millions)
2020 operating revenues	$973.7
Fuel, rider, and other revenues that do not significantly affect net income	109.0
Volume/weather	44.0
Retail electric price	7.0
2021 operating revenues	$1,133.7

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase of 870 GWh, or 9%, in billed electricity usage, including the effect of more favorable weather on residential sales and increased industrial usage. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the metals industry.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of May 2021. See Note 2 to the financial statements herein for further discussion of the 2020 formula rate plan filing.

Billed electric energy sales for Entergy Arkansas for the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	3,957	3,572	11
Commercial	2,525	2,460	3
Industrial	3,968	3,549	12
Governmental	107	106	1
Total retail	10,557	9,687	9
Sales for resale:
Associated companies	1,122	711	58
Non-associated companies	3,731	1,977	89
Total	15,410	12,375	25

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Other Income Statement Variances

Second Quarter 2021 Compared to Second Quarter 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $3.4 million in compensation and benefits costs primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs; and
•an increase of $3.1 million in non-nuclear generation expenses due to a higher scope of work performed during plant outages in 2021 as compared to 2020.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net for the second quarter of 2020 includes regulatory credits of $10.5 million to reflect the amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2019 formula rate plan filing.

Other income decreased primarily due to changes in decommissioning trust fund investment activity.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Other operation and maintenance expenses increased primarily due to:

•lower nuclear insurance refunds of $5.8 million;
•an increase of $4.9 million in non-nuclear generation expenses due to a higher scope of work performed during plant outages in 2021 as compared to 2020;
•an increase of $3.9 million in compensation and benefits costs primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs; and
•an increase of $2.2 million in vegetation maintenance costs.

The increase was partially offset by a decrease of $3.9 million in nuclear generation expenses primarily due to lower nuclear labor costs and a lower scope of work performed in 2021 as compared to 2020.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net for the six months ended June 30, 2021 includes the reversal of the remaining $38.8 million regulatory liability for the 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the 2020 formula rate plan filing. Other regulatory charges (credits) - net for the six months ended June 30, 2020 includes regulatory credits of $22.2 million to reflect the amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
discussion of the 2019 formula rate plan filing.

Other income increased primarily due to changes in decommissioning trust fund investment activity.

Income Taxes

The effective income tax rate was 20.9% for the second quarter 2021. The difference in the effective income tax rate for the second quarter 2021 versus the federal statutory rate of 21% was primarily due to certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction, offset by state income taxes.

The effective income tax rate was 18.7% for the six months ended June 30, 2021. The difference in the effective income tax rate for the six months ended June 30, 2021 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Note 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$192,128	$3,519

Cash flow provided by (used in):
Operating activities	164,633	287,031
Investing activities	(326,706)	(400,864)
Financing activities	95,071	112,887
Net decrease in cash and cash equivalents	(67,002)	(946)

Cash and cash equivalents at end of period	$125,126	$2,573

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities decreased $122.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to:

•increased fuel costs as a result of Winter Storm Uri. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the timing of collections of receivables from customers, in part due to the COVID-19 pandemic;
•$25 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•an increase of $18.9 million in pension contributions in 2021. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities decreased $74.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to:

•a decrease of $59.5 million in storm spending;
•a decrease of $30.4 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;
•a decrease of $24.3 million in transmission construction expenditures primarily due to a lower scope of work performed in 2021 as compared to 2020; and
•a decrease of $17.2 million in information technology expenditures primarily due to decreased spending on various technology projects.

The decrease was partially offset by:

•$55 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•an increase of $28.2 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Arkansas’s distribution system.

Financing Activities

Net cash flow provided by financing activities decreased $17.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to:

•the repayment, at maturity, of $350 million of 3.75% Series mortgage bonds due February 2021;
•issuance of $100 million of 4.00% Series mortgage bonds in March 2020;
•the repayment, at maturity, of $45 million of 2.375% governmental bonds due January 2021; and
•net repayments of long-term borrowings of $12.2 million in 2021 compared to net long-term borrowings of $8.6 million in 2020 on the Entergy Arkansas nuclear fuel company variable interest entity credit facility.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The decrease was partially offset by the issuance of $400 million of 3.35% Series mortgage bonds in March 2021 and the issuance of $90 million of 1.84% Series N notes payable in June 2021 by the Entergy Arkansas nuclear fuel company variable interest entity.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table.

	June 30, 2021	December 31, 2020
Debt to capital	54.2%	54.8%
Effect of subtracting cash	(0.8%)	(1.2%)
Net debt to net capital	53.4%	53.6%

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

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
(In Thousands)
$8,196	$3,110	($25,865)	($21,634)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in June 2026. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2022. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of June 30, 2021, no cash borrowings and no letters of credit were outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2021, a $2.5 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2024.  As of June 30, 2021, there were no loans outstanding under the credit

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

Searcy Solar Facility

As discussed in the Form 10-K, in April 2020 the APSC issued an order approving Entergy Arkansas’s acquisition of the Searcy Solar facility as being in the public interest. In May 2021, Entergy Arkansas filed with the APSC an application seeking to amend its certificate for the Searcy Solar facility to allow for the use of a tax equity partnership. The tax equity partnership structure is expected to reduce costs and yield incremental net benefits to customers beyond those expected under the build-own-transfer structure alone. A decision on the tax equity partnership is requested by September 2021. Entergy Arkansas will purchase the facility upon mechanical completion and after the other purchase contingencies have been met. Closing is expected to occur by the end of 2021.

Walnut Bend Solar Facility

In October 2020, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 100 MW Walnut Bend Solar Facility is in the public interest. Entergy Arkansas primarily requested cost recovery through the formula rate plan rider. A procedural schedule was established with a paper hearing held in April 2021. In July 2021 the APSC granted Entergy Arkansas’s petition and approved the acquisition of the resource and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. Closing is expected to occur in 2022.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2020 Formula Rate Plan Filing

As discussed in the Form 10-K, in December 2020, Entergy Arkansas filed a petition for rehearing of the APSC’s decision in the 2020 formula rate plan proceeding regarding the 2019 netting adjustment, and in January 2021 the APSC granted further consideration of Entergy Arkansas’s petition. Based on the progress of the proceeding to date, in December 2020, Entergy Arkansas recorded a regulatory liability of $43.5 million to reflect the netting adjustment for 2019, as included in the APSC’s December 2020 order, which would be returned to customers in 2021. Entergy Arkansas also requested an extension of the formula rate plan rider for a second five-year term. In March 2021, the Arkansas Governor signed HB1662 into law (Act 404). Act 404 clarified aspects of the original formula rate plan legislation enacted in 2015, including with respect to the extension of a formula rate plan, the methodology for the netting adjustment, and debt and equity levels; it also reaffirmed the customer protections of the original formula rate plan legislation, including the cap on annual formula rate plan rate changes. Pursuant to Act 404, Entergy Arkansas’s formula rate plan rider is extended for a second five-year term. Entergy Arkansas filed a compliance tariff in its formula rate plan docket in April 2021 to effectuate the netting provisions of Act 404, which reflected a net change in required formula rate plan rider revenue of $39.8 million, effective with the first billing cycle of May 2021. In April 2021 the APSC issued an order approving the compliance tariff and recognizing the formula rate plan extension. Also in April 2021, Entergy Arkansas filed for approval of modifications to the formula rate plan tariff incorporating the provisions in Act 404, and the APSC approved the tariff modifications in April 2021. Given the APSC general staff’s support for the expedited approval of these filings by the APSC, Entergy Arkansas supported an amendment to Act 404 to achieve a reduced return on equity from 9.75% to 9.65% to apply for years applicable to the extension term; that amendment was signed by the

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Arkansas Governor in April 2021 and is now Act 894. Based on the APSC’s order issued in April 2021, in the first quarter 2021, Entergy Arkansas reversed the remaining regulatory liability for the netting adjustment for 2019. In June 2021, Entergy Arkansas filed another compliance tariff in its formula rate plan proceeding to effectuate the additional provisions of Act 894, and the APSC approved the second compliance tariff filing in July 2021.

2021 Formula Rate Plan Filing

In July 2021, Entergy Arkansas filed with the APSC its 2021 formula rate plan filing to set its formula rate for the 2022 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2022 and a netting adjustment for the historical year 2020. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2022 projected year is 7.65% resulting in a revenue deficiency of $89.2 million. The earned rate of return on common equity for the 2020 historical year was 7.92% resulting in a $19.4 million netting adjustment. The total proposed revenue change for the 2022 projected year and 2020 historical year netting adjustment is $108.7 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase is limited to $72.6 million. An order is requested by December 2021.

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

Opportunity Sales Proceeding

As discussed in the Form 10-K, the FERC’s opportunity sales orders have been appealed to the D.C. Circuit. In February 2020 all of the appeals were consolidated and in April 2020 the D.C. Circuit established a briefing schedule. In July 2021 the D.C. Circuit issued a decision denying all of the petitions for review filed in response to the FERC’s opportunity sales orders.

As discussed in the Form 10-K, in May 2019, Entergy Arkansas filed an application and supporting testimony with the APSC requesting approval of a special rider tariff to recover from its retail customers the costs of the opportunity sales payments made to the other Utility operating companies, and in July 2020 the APSC issued a decision finding that Entergy Arkansas’s application is not in the public interest. In September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of these payments. The court held a hearing in February 2021 regarding issues addressed in the pre-trial conference report, and in June 2021 the court stayed all discovery until it rules on pending motions, after which the court will issue an amended schedule if necessary.

Net Metering Legislation

See the Form 10-K for discussion of Arkansas net metering legislation and subsequent APSC net metering proceedings. In January 2021, Entergy Arkansas, pursuant to an APSC order, filed an updated net metering tariff, which was approved in February 2021. In May 2021, Entergy Arkansas filed a motion to dismiss its pending judicial appeal of the APSC’s September 2020 order on rehearing in the proceeding addressing its net metering rules. In June 2021 the Arkansas Court of Appeals granted the motion and dismissed Entergy Arkansas’s appeal, although other appeals of the September 2020 APSC order remain pending with that court.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

COVID-19 Orders

See the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. In March 2021 the APSC issued an order confirming the lifting of the moratorium on service disconnects effective in May 2021. As of June 30, 2021, Entergy Arkansas recorded a regulatory asset of $11.2 million for costs associated with the COVID-19 pandemic.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$550,274	$491,767	$1,133,660	$973,679

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	74,556	52,692	200,737	140,103
Purchased power	61,448	42,171	131,669	88,212
Nuclear refueling outage expenses	13,535	13,552	26,182	29,799
Other operation and maintenance	173,098	164,770	328,006	316,627
Decommissioning	19,280	18,206	38,280	36,147
Taxes other than income taxes	30,106	27,172	59,849	58,232
Depreciation and amortization	90,276	84,538	178,555	168,059
Other regulatory charges (credits) - net	(22,170)	(19,283)	(59,637)	(39,284)
TOTAL	440,129	383,818	903,641	797,895

OPERATING INCOME	110,145	107,949	230,019	175,784

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	3,608	3,878	6,601	6,795
Interest and investment income	(2,739)	8,246	25,148	16,184
Miscellaneous - net	(5,372)	(6,133)	(11,163)	(12,569)
TOTAL	(4,503)	5,991	20,586	10,410

INTEREST EXPENSE
Interest expense	35,624	35,969	69,410	71,592
Allowance for borrowed funds used during construction	(1,572)	(1,703)	(2,862)	(2,984)
TOTAL	34,052	34,266	66,548	68,608

INCOME BEFORE INCOME TAXES	71,590	79,674	184,057	117,586

Income taxes	14,997	19,504	34,427	12,821

NET INCOME	$56,593	$60,170	$149,630	$104,765

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$149,630	$104,765
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	252,537	243,126
Deferred income taxes, investment tax credits, and non-current taxes accrued	50,780	24,970
Changes in assets and liabilities:
Receivables	(86,447)	(10,360)
Fuel inventory	12,996	(12,704)
Accounts payable	27,920	(34,009)
Taxes accrued	(6,529)	(409)
Interest accrued	(2,490)	119
Deferred fuel costs	(74,857)	16,322
Other working capital accounts	(36,703)	(23,858)
Provisions for estimated losses	(6,122)	998
Other regulatory assets	32,837	(26,191)
Other regulatory liabilities	17,776	(50,637)
Pension and other postretirement liabilities	(46,940)	(419)
Other assets and liabilities	(119,755)	55,318
Net cash flow provided by operating activities	164,633	287,031

INVESTING ACTIVITIES
Construction expenditures	(322,044)	(406,940)
Allowance for equity funds used during construction	6,601	6,795
Payment for purchase of assets	—	(5,988)
Nuclear fuel purchases	(25,466)	(57,781)
Proceeds from sale of nuclear fuel	16,239	18,107
Proceeds from nuclear decommissioning trust fund sales	227,807	183,474
Investment in nuclear decommissioning trust funds	(224,757)	(194,776)
Change in money pool receivable - net	(5,086)	—
Changes in securitization account	—	1,244
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	55,001
Net cash flow used in investing activities	(326,706)	(400,864)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	694,137	335,902
Retirement of long-term debt	(618,511)	(226,366)
Changes in money pool payable - net	—	4,231
Other	19,445	(880)
Net cash flow provided by financing activities	95,071	112,887

Net decrease in cash and cash equivalents	(67,002)	(946)
Cash and cash equivalents at beginning of period	192,128	3,519
Cash and cash equivalents at end of period	$125,126	$2,573

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$70,700	$69,276

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$108,882	$24,108
Temporary cash investments	16,244	168,020
Total cash and cash equivalents	125,126	192,128
Accounts receivable:
Customer	208,469	183,719
Allowance for doubtful accounts	(22,395)	(18,334)
Associated companies	48,646	34,216
Other	64,661	35,845
Accrued unbilled revenues	136,598	109,000
Total accounts receivable	435,979	344,446
Deferred fuel costs	21,527	—
Fuel inventory - at average cost	30,815	43,811
Materials and supplies - at average cost	247,633	237,640
Deferred nuclear refueling outage costs	46,996	32,692
Prepayments and other	20,228	13,296
TOTAL	928,304	864,013

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,376,715	1,273,921
Other	339	341
TOTAL	1,377,054	1,274,262

UTILITY PLANT
Electric	13,067,828	12,905,322
Construction work in progress	319,379	234,213
Nuclear fuel	156,819	163,044
TOTAL UTILITY PLANT	13,544,026	13,302,579
Less - accumulated depreciation and amortization	5,384,637	5,255,355
UTILITY PLANT - NET	8,159,389	8,047,224

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,799,547	1,832,384
Deferred fuel costs	68,485	68,220
Other	17,292	14,028
TOTAL	1,885,324	1,914,632

TOTAL ASSETS	$12,350,071	$12,100,131

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$90,000	$485,000
Accounts payable:
Associated companies	94,710	59,448
Other	183,266	208,591
Customer deposits	92,474	98,506
Taxes accrued	75,308	81,837
Interest accrued	20,255	22,745
Deferred fuel costs	—	53,065
Other	41,682	40,628
TOTAL	597,695	1,049,820

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,346,301	1,286,123
Accumulated deferred investment tax credits	29,899	30,500
Regulatory liability for income taxes - net	446,059	467,031
Other regulatory liabilities	725,620	686,872
Decommissioning	1,352,440	1,314,160
Accumulated provisions	64,047	70,169
Pension and other postretirement liabilities	314,639	361,682
Long-term debt	3,953,714	3,482,507
Other	93,858	75,098
TOTAL	8,326,577	7,774,142

Commitments and Contingencies

EQUITY
Member's equity	3,425,799	3,276,169
TOTAL	3,425,799	3,276,169

TOTAL LIABILITIES AND EQUITY	$12,350,071	$12,100,131

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2019	$3,125,937

Net income	44,595
Balance at March 31, 2020	3,170,532

Net income	60,170
Balance at June 30, 2020	$3,230,702

Balance at December 31, 2020	$3,276,169

Net income	93,037
Balance at March 31, 2021	3,369,206

Net income	56,593
Balance at June 30, 2021	$3,425,799

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Hurricane Laura, Hurricane Delta, and Hurricane Zeta

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Laura, Hurricane Delta, and Hurricane Zeta” in the Form 10-K for a discussion of Hurricane Laura, Hurricane Delta, and Hurricane Zeta, which caused significant damage to portions of Entergy Louisiana’s service area. See Note 2 to the financial statements herein for discussion of storm cost filings made in 2021 by Entergy Louisiana.

Winter Storm Uri

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - February 2021 Winter Storms” in the Form 10-K for a discussion of the winter storms and extreme cold temperatures experienced in the United States, including Entergy Louisiana’s service area, in February 2021 (Winter Storm Uri). Fuel and purchased power costs for Entergy Louisiana were approximately $285 million in February 2021 compared to approximately $95 million in February 2020. See Note 2 to the financial statements herein for discussion of the storm cost filings made in 2021 by Entergy Louisiana. See Note 2 to the financial statements herein and in the Form 10-K for discussion of fuel cost recovery at Entergy Louisiana.

Results of Operations

Net Income

Second Quarter 2021 Compared to Second Quarter 2020

Net income decreased $26.5 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest expense. The decrease was partially offset by higher retail electric price.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net income decreased $49.3 million primarily due to the $58 million reduction in income tax expense resulting from an IRS settlement in the first quarter 2020 related to the uncertain tax position regarding the Hurricane Isaac Louisiana Act 55 financing, which also resulted in a $29 million ($21 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s agreement to share the savings with customers. Also contributing to the decrease was higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest expense. The decrease was partially offset by higher retail electric price and higher volume/weather. See Note 3 to the financial statements in the Form 10-K for further discussion of the tax settlement.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Second Quarter 2021 Compared to Second Quarter 2020

Following is an analysis of the change in operating revenues comparing the second quarter 2021 to the second quarter 2020:

Amount
(In Millions)
2020 operating revenues	$1,011.7
Fuel, rider, and other revenues that do not significantly affect net income	231.9
Retail electric price	27.3
Volume/weather	(3.3)
2021 operating revenues	$1,267.6

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

The retail electric price variance is primarily due to:

•an increase in overall formula rate plan revenues, including an increase in the transmission recovery mechanism, effective September 2020; and
•an interim increase in formula rate plan revenues effective December 2020 due to the inclusion of the first-year revenue requirement for the Washington Parish Energy Center.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales and a decrease in residential usage primarily due to the impact that the COVID-19 pandemic had on prior year usage. The decrease is partially offset by an increase in commercial usage resulting from reduced impacts from the COVID-19 pandemic on businesses as compared to prior year and an increase in industrial usage primarily due to increased demand from expansion projects, primarily in the chemicals and transportation industries, and increased demand from existing projects, primarily in the industrial gases and petroleum refining industries. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Billed electric energy sales for Entergy Louisiana for the three months ended June 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	2,969	3,239	(8)
Commercial	2,501	2,455	2
Industrial	7,734	7,427	4
Governmental	202	189	7
Total retail	13,406	13,310	1
Sales for resale:
Associated companies	1,167	1,407	(17)
Non-associated companies	552	544	1
Total	15,125	15,261	(1)

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2021 to the six months ended June 30, 2020:

Amount
(In Millions)
2020 operating revenues	$1,942.3
Fuel, rider, and other revenues that do not significantly affect net income	324.3
Retail electric price	75.4
Volume/weather	33.2
2021 operating revenues	$2,375.2

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
•an increase in overall formula rate plan revenues, including an increase in the transmission recovery mechanism, effective September 2020; and
•an interim increase in formula rate plan revenues effective December 2020 due to the inclusion of the first-year revenue requirement for the Washington Parish Energy Center.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales, increased residential usage, and an increase in usage during the unbilled sales period. The increase is partially offset by a decrease in commercial and industrial usage. The decrease in industrial usage is primarily due to decreased demand from mid to small customers and existing customers in the chemicals and petroleum refining industries as a result of the COVID-19 pandemic and temporary plant shutdowns and operational issues. The decrease in industrial usage is partially offset by an increase in demand from expansion projects, primarily in the transportation and chemicals industries. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Billed electric energy sales for Entergy Louisiana for the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	6,469	6,214	4
Commercial	4,910	4,914	—
Industrial	14,744	14,877	(1)
Governmental	398	388	3
Total retail	26,521	26,393	—
Sales for resale:
Associated companies	2,126	2,748	(23)
Non-associated companies	938	1,001	(6)
Total	29,585	30,142	(2)

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Second Quarter 2021 Compared to Second Quarter 2020

Other operation and maintenance expenses increased primarily due to:

•the effects of recording in second quarter 2020 final judgments to resolve claims in the Waterford 3 damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of approximately $7.7 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation;
•an increase of $6.3 million in compensation and benefits costs primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs;
•an increase of $5.1 million in energy efficiency costs due to the timing of recovery from customers;
•an increase of $4.8 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2021 as compared to 2020 and higher expenses associated with plants placed in service, including the Washington Parish Energy Center, purchased in November 2020;
•an increase of $4.4 million in distribution operations expenses primarily due to higher distribution reliability costs;

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•an increase of $2.3 million in information technology costs primarily due to higher contract costs and higher costs associated with system maintenance;
•an increase of $2.1 million primarily due to contract costs in 2021 related to customer solutions and sustainability initiatives;
•an increase of $2.1 million in vegetation maintenance costs; and
•several individually insignificant items.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Washington Parish Energy Center, which was placed in service in November 2020.

Interest expense increased primarily due to:

•the issuance of $1.1 billion of 0.62% Series mortgage bonds, $300 million of 2.90% Series mortgage bonds, and $300 million of 1.60% Series mortgage bonds, each in November 2020; and
•the issuance of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021.

The increase was partially offset by the repayment of $250 million of 3.95% Series mortgage bonds in October 2020, the repayment of $200 million of 5.25% Series mortgage bonds and $100 million of 4.70% Series mortgage bonds, each in December 2020, and the repayment of $200 million of 4.8% Series mortgage bonds in May 2021.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $11.2 million in nuclear generation expenses primarily due to higher nuclear labor costs and a higher scope of work performed in 2021 as compared to 2020;
•an increase of $8.7 million in compensation and benefits costs primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs;
•the effects of recording in second quarter 2020 final judgments to resolve claims in the Waterford 3 damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of approximately $7.7 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation;
•an increase of $6.3 million in non-nuclear generation expenses due to higher expenses associated with plants placed in service, including the Lake Charles Power Station, which began commercial operation in March 2020, and the Washington Parish Energy Center, purchased in November 2020;
•an increase of $5.5 million in distribution operations expenses primarily due to higher distribution reliability costs and an increase in vegetation maintenance costs;
•an increase of $5.2 million in energy efficiency costs due to the timing of recovery from customers;
•a decrease of $4.2 million in nuclear insurance refunds; and
•several individually insignificant items.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Taxes other than income taxes increased primarily due to increases in ad valorem taxes. Ad valorem taxes increased primarily due to higher assessments, including additions to plant in service.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Lake Charles Power Station, which was placed in service in March 2020, and the Washington Parish Energy Center, which was placed in service in November 2020.

Other regulatory charges (credits) - net includes regulatory charges of $29 million recorded in first quarter 2020 due to a settlement with the IRS related to the uncertain tax position regarding Hurricane Isaac Louisiana Act 55 financing because the savings will be shared with customers. See Note 3 in the Form 10-K for further discussion of the settlement and savings obligation.

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

The increase was partially offset by the repayment of $200 million of 5.25% Series mortgage bonds and $100 million of 4.70% Series mortgage bonds, each in December 2020, and $200 million of 4.8% Series mortgage bonds in May 2021.

Income Taxes

The effective income tax rate was 15.4% for the second quarter 2021 and 17.1% for the six months ended June 30, 2021. The differences in the effective income tax rates for the second quarter 2021 and the six months ended June 30, 2021 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, the amortization of excess accumulated deferred income taxes, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$728,020	$2,006

Cash flow provided by (used in):
Operating activities	519,407	726,789
Investing activities	(1,836,723)	(732,085)
Financing activities	796,170	467,025
Net increase (decrease) in cash and cash equivalents	(521,146)	461,729

Cash and cash equivalents at end of period	$206,874	$463,735

Operating Activities

Net cash flow provided by operating activities decreased $207.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to:

•an increase of approximately $109.3 million in storm spending in 2021, primarily due to Hurricane Laura, Hurricane Delta, and Hurricane Zeta restoration efforts. See “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” above for discussion of storm restoration efforts;
•increased fuel costs as a result of Winter Storm Uri. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•an increase of $35.1 million in spending on nuclear refueling outages;
•income tax refunds of $20.7 million in 2020. Entergy Louisiana had income tax refunds in 2020 as a result of a refund of an overpayment on a prior year state income tax return; and
•an increase of $20.7 million in pension contributions in 2021. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities increased $1,104.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to:

•an increase of $921.6 million in storm spending in 2021, primarily due to Hurricane Laura, Hurricane Delta, and Hurricane Zeta restoration efforts. See “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” above for discussion of storm restoration efforts;
•an increase of $74.4 million as a result of fluctuations in nuclear fuel activity, primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•an increase of $73.7 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Louisiana’s distribution system;
•$39.2 million in net receipts from storm reserve escrow accounts in 2020; and
•an increase of $28.1 million in nuclear construction expenditures primarily due to increased spending on various projects in 2021.

The increase was partially offset by a decrease of $55.4 million in non-nuclear generation construction expenditures due to higher spending in 2020 on the Lake Charles Power Station.

Financing Activities

Net cash flow provided by financing activities increased $329.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to:

•the issuance of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021, as compared to the issuances of $350 million of 2.90% Series mortgage bonds and $300 million of 4.20% Series mortgage bonds, each in March 2020;
•net long-term borrowings of $68.5 million in 2021 compared to net repayments of long-term borrowings of $59.9 million in 2020 on the nuclear fuel company variable interest entities’ credit facilities;
•money pool activity; and
•the payment of $16.5 million in common equity distributions in 2020 primarily to maintain Entergy Louisiana’s capital structure.

The decrease was partially offset by the repayment of $200 million of 4.80% Series mortgage bonds in May 2021 and the repayment of Entergy Louisiana Waterford VIE’s $40 million of 3.92% Series H secured notes in February 2021.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $82.8 million for the six months ended June 30, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to the issuance of $1 billion of mortgage bonds in March 2021.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

	June 30, 2021	December 31, 2020
Debt to capital	55.9%	54.8%
Effect of excluding securitization bonds	0.0%	0.0%
Debt to capital, excluding securitization bonds (a)	55.9%	54.8%
Effect of subtracting cash	(0.5%)	(2.1%)
Net debt to net capital, excluding securitization bonds (a)	55.4%	52.7%

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

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
(In Thousands)
$103,651	$13,426	$87,635	($82,826)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in June 2026.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of June 30, 2021, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2021, $7.8 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2024.  As of June 30, 2021, $64.6 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of June 30, 2021, $62.1 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

Retail Rates - Electric

2017 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the J. Wayne Leonard Power Station (formerly St. Charles Power Station). In February 2021, LPSC staff filed testimony that substantially all the costs to construct J. Wayne Leonard Power Station were prudently incurred and eligible for recovery from customers. LPSC staff further recommended that the LPSC consider monitoring the remaining $3.1 million that was estimated to be incurred for completion of the project in the event the final costs exceed the estimated amounts. In July 2021 the LPSC approved a settlement between LPSC staff and Entergy Louisiana finding that substantially all the costs to construct J. Wayne Leonard Power Station were prudently incurred and eligible for recovery from customers.

Request for Extension and Modification of Formula Rate Plan

As discussed in the Form 10-K, in May 2020, Entergy Louisiana filed with the LPSC its application for authority to extend its formula rate plan. The parties reached a settlement in April 2021 regarding Entergy Louisiana’s proposed FRP extension. In May 2021 the LPSC approved the uncontested settlement. Key terms of the settlement include: a three year term (test years 2020, 2021, and 2022) covering a rate-effective period of September 2021 through August 2024; a 9.50% return on equity, with a smaller, 50 basis point deadband above and below (9.0%-10.0%); elimination of sharing if earnings are outside the deadband; a $63 million rate increase for test year 2020 (exclusive of riders); continuation of existing riders (transmission, additional capacity, etc.); addition of a distribution recovery mechanism permitting $225 million per year of distribution investment above a baseline level to be recovered dollar for dollar; modification of the tax mechanism to allow timely rate changes in the event the federal corporate income tax rate is changed from 21%; a cumulative rate increase limit of $70 million (exclusive of riders) for test years 2021 and 2022; and deferral of up to $7 million per year in 2021 and 2022 of expenditures on vegetation management for outside of right of way hazard trees.

2020 Formula Rate Plan Filing

    In June 2021, Entergy Louisiana filed its formula rate plan evaluation report for its 2020 calendar year operations. The 2020 test year evaluation report produced an earned return on common equity of 8.45%, with a base formula rate plan revenue increase of $63 million. Certain reductions in formula rate plan revenue driven by lower sales volumes, reductions in capacity cost and net MISO cost, and higher credits resulting from the Tax Cuts and Jobs Act offset the base formula rate plan revenue increase, leading to a net increase in formula rate plan revenue of $50.7 million. The report also included multiple new adjustments to account for, among other things, the calculation of distribution recovery mechanism revenues. The effects of the changes to total formula rate plan revenue are different for each legacy company, primarily due to differences in the legacy companies’ capacity cost changes, including the effect of true-ups. Legacy Entergy Louisiana formula rate plan revenues will increase by $27 million and legacy Entergy Gulf States Louisiana formula rate plan revenues will increase by $23.7 million. Subject to refund and LPSC review, the resulting changes will become effective for bills rendered during the first billing cycle of September 2021. Discovery is underway, and parties are required to file any objections to the formula rate plan revenue requirement by September 20, 2021. Entergy Louisiana’s response to any objections is due October 30, 2021. Should the parties be unable to resolve any objections, those issues will be set for hearing, with recovery of the associated costs subject to refund.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Storm Cost Filings

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

In February 2021, two winter storms (collectively, Winter Storm Uri) brought freezing rain and ice to Louisiana. Ice accumulation sagged or downed trees, limbs, and power lines, causing damage to Entergy Louisiana’s transmission and distribution systems. The additional weight of ice caused trees and limbs to fall into power lines and other electric equipment. When the ice melted, it affected vegetation and electrical equipment, causing incremental outages. As discussed above in “Fuel and purchased power recovery,” Entergy Louisiana is recovering the incremental fuel costs associated with Winter Storm Uri over a five-month period from April 2021 through August 2021.

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs, and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs, as included in the July 2021 supplemental filing, for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by the storms are currently estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana is seeking an LPSC determination that $2.11 billion was prudently incurred and, therefore, is eligible for recovery from customers. Additionally, Entergy Louisiana is requesting that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million is appropriate. In June 2021 a procedural schedule was established with a hearing in January 2022. In July 2021, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In total, Entergy Louisiana requested authorization for the issuance of system restoration bonds in one or more series in an aggregate principal amount of $2.18 billion, which includes the costs of re-establishing and funding a storm damage escrow account, carrying costs and unamortized debt costs on interim financing, and issuance costs.

Fuel and purchased power recovery

In February 2021, Entergy Louisiana incurred extraordinary fuel costs associated with the February 2021 winter storms. To mitigate the effect of these costs on customer bills, in March 2021 Entergy Louisiana requested and the LPSC approved the deferral and recovery of $166 million in incremental fuel costs over five months beginning in April 2021. The incremental fuel costs remain subject to review for reasonableness and eligibility for recovery through the fuel adjustment clause mechanism. The final amount of incremental fuel costs is subject to change through the MISO resettlement process. At its April 2021 meeting, the LPSC authorized its staff to review

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
the prudence of February 2021 fuel costs incurred by all LPSC-jurisdictional utilities. At its June 2021 meeting, the LPSC approved the hiring of consultants to assist its staff in this review. Discovery is ongoing.

In March 2021 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings covering the period January 2018 through December 2020. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for that period. No audit report has been filed.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. The suspension of late fees and disconnects for non-payment was approved through the first billing cycle after July 16, 2020. In January 2021, Entergy Louisiana resumed disconnections for customers in all customer classes with past-due balances that have not made payment arrangements. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of June 30, 2021, Entergy Louisiana recorded a regulatory asset of $54.7 million for costs associated with the COVID-19 pandemic.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)
	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,254,579	$1,001,601	$2,334,242	$1,914,142
Natural gas	13,019	10,051	41,000	28,157
TOTAL	1,267,598	1,011,652	2,375,242	1,942,299

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	355,362	161,610	500,596	306,102
Purchased power	186,596	153,786	396,557	314,529
Nuclear refueling outage expenses	12,193	13,654	25,475	27,284
Other operation and maintenance	275,599	226,216	513,082	448,874
Decommissioning	17,035	16,203	33,858	32,204
Taxes other than income taxes	51,968	48,718	104,452	98,795
Depreciation and amortization	163,061	154,255	323,874	299,390
Other regulatory charges (credits) - net	(21,617)	(19,202)	9,480	(8,070)
TOTAL	1,040,197	755,240	1,907,374	1,519,108

OPERATING INCOME	227,401	256,412	467,868	423,191

OTHER INCOME
Allowance for equity funds used during construction	6,835	6,055	12,936	20,942
Interest and investment income	59,457	93,807	131,972	74,138
Miscellaneous - net	(36,033)	(66,811)	(70,671)	(17,210)
TOTAL	30,259	33,051	74,237	77,870

INTEREST EXPENSE
Interest expense	90,630	86,296	173,436	165,813
Allowance for borrowed funds used during construction	(3,068)	(3,202)	(5,827)	(10,334)
TOTAL	87,562	83,094	167,609	155,479

INCOME BEFORE INCOME TAXES	170,098	206,369	374,496	345,582

Income taxes	26,171	35,910	63,943	(14,273)

NET INCOME	$143,927	$170,459	$310,553	$359,855

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)
	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)

Net Income	$143,927	$170,459	$310,553	$359,855
Other comprehensive income (loss)
Pension and other postretirement liabilities (net of tax expense (benefit) of $208, ($334), $64, and $3,006)	588	(945)	181	8,522
Other comprehensive income (loss)	588	(945)	181	8,522
Comprehensive Income	$144,515	$169,514	$310,734	$368,377

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$310,553	$359,855
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	402,106	392,286
Deferred income taxes, investment tax credits, and non-current taxes accrued	90,537	(1,353)
Changes in working capital:
Receivables	(66,281)	(38,175)
Fuel inventory	(1,240)	(2,233)
Accounts payable	25,685	(37,576)
Prepaid taxes and taxes accrued	54,850	91,662
Interest accrued	2,162	3,689
Deferred fuel costs	(96,429)	(763)
Other working capital accounts	(36,605)	(13,069)
Changes in provisions for estimated losses	(291)	(38,621)
Changes in other regulatory assets	(124,939)	48,536
Changes in other regulatory liabilities	87,823	(42,203)
Changes in pension and other postretirement liabilities	(43,936)	(34,280)
Other	(84,588)	39,034
Net cash flow provided by operating activities	519,407	726,789

INVESTING ACTIVITIES
Construction expenditures	(1,655,993)	(690,049)
Allowance for equity funds used during construction	12,936	20,942
Payment for purchase of assets	—	(14,511)
Nuclear fuel purchases	(63,479)	(24,086)
Proceeds from the sale of nuclear fuel	—	35,041
Receipts from storm reserve escrow account	—	40,589
Payments to storm reserve escrow account	—	(1,398)
Changes to securitization account	(956)	755
Proceeds from nuclear decommissioning trust fund sales	459,326	223,736
Investment in nuclear decommissioning trust funds	(498,332)	(240,559)
Changes in money pool receivable - net	(90,225)	(87,635)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	5,090
Net cash flow used in investing activities	(1,836,723)	(732,085)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,097,214	1,401,887
Retirement of long-term debt	(1,296,875)	(826,456)
Change in money pool payable - net	—	(82,826)
Distributions paid:
Common equity distributions paid	—	(16,500)
Other	(4,169)	(9,080)
Net cash flow provided by financing activities	796,170	467,025

Net increase (decrease) in cash and cash equivalents	(521,146)	461,729
Cash and cash equivalents at beginning of period	728,020	2,006
Cash and cash equivalents at end of period	$206,874	$463,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$165,480	$157,926
Income taxes	$—	($20,684)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(Unaudited)

	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$231	$1,303
Temporary cash investments	206,643	726,717
Total cash and cash equivalents	206,874	728,020
Accounts receivable:
Customer	336,478	317,905
Allowance for doubtful accounts	(39,793)	(45,693)
Associated companies	191,251	81,624
Other	36,096	41,760
Accrued unbilled revenues	206,910	178,840
Total accounts receivable	730,942	574,436
Deferred fuel costs	98,679	2,250
Fuel inventory	51,920	50,680
Materials and supplies - at average cost	443,275	437,933
Deferred nuclear refueling outage costs	63,843	48,407
Prepayments and other	51,441	36,813
TOTAL	1,646,974	1,878,539

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,985,477	1,794,042
Non-utility property - at cost (less accumulated depreciation)	333,392	323,110
Other	13,500	13,399
TOTAL	3,722,956	3,521,138

UTILITY PLANT
Electric	26,204,300	25,619,789
Natural gas	271,712	262,744
Construction work in progress	577,975	667,281
Nuclear fuel	224,870	210,128
TOTAL UTILITY PLANT	27,278,857	26,759,942
Less - accumulated depreciation and amortization	9,610,279	9,372,224
UTILITY PLANT - NET	17,668,578	17,387,718

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $— as of June 30, 2021 and $5,088 as of December 31, 2020)	1,851,005	1,726,066
Deferred fuel costs	168,122	168,122
Other	33,094	23,924
TOTAL	2,052,221	1,918,112

TOTAL ASSETS	$25,090,729	$24,705,507

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2021 and December 31, 2020
(Unaudited)

	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$240,000
Accounts payable:
Associated companies	116,333	103,148
Other	476,177	1,450,008
Customer deposits	151,053	152,612
Taxes accrued	97,467	42,617
Interest accrued	94,411	92,249
Current portion of unprotected excess accumulated deferred income taxes	31,138	31,138
Other	62,057	62,968
TOTAL	1,028,636	2,174,740

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,230,734	2,138,522
Accumulated deferred investment tax credits	104,953	107,317
Regulatory liability for income taxes - net	425,192	447,628
Other regulatory liabilities	1,028,552	918,293
Decommissioning	1,612,748	1,573,307
Accumulated provisions	24,648	24,939
Pension and other postretirement liabilities	648,825	692,728
Long-term debt (includes securitization bonds of $—as of June 30, 2021 and $10,278 as of December 31, 2020)	9,836,133	8,787,451
Other	381,914	382,894
TOTAL	16,293,699	15,073,079

Commitments and Contingencies

EQUITY
Member's equity	7,763,886	7,453,361
Accumulated other comprehensive income	4,508	4,327
TOTAL	7,768,394	7,457,688

TOTAL LIABILITIES AND EQUITY	$25,090,729	$24,705,507

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2019	$6,392,556	$4,562	$6,397,118

Net income	189,396	—	189,396
Other comprehensive income	—	9,467	9,467
Distributions declared on common equity	(11,500)	—	(11,500)
Other	(10)	—	(10)
Balance at March 31, 2020	6,570,442	14,029	6,584,471

Net income	170,459	—	170,459
Other comprehensive loss	—	(945)	(945)
Distributions declared on common equity	(5,000)	—	(5,000)
Other	(13)	—	(13)
Balance at June 30, 2020	$6,735,888	$13,084	$6,748,972

Balance at December 31, 2020	$7,453,361	$4,327	$7,457,688

Net income	166,626	—	166,626
Other comprehensive loss	—	(407)	(407)
Other	(16)	—	(16)
Balance at March 31, 2021	7,619,971	3,920	7,623,891

Net income	143,927	—	143,927
Other comprehensive income	—	588	588
Other	(12)	—	(12)
Balance at June 30, 2021	$7,763,886	$4,508	$7,768,394

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

In February 2021 the MPSC announced that it would launch a comprehensive review of the condition and resiliency of the state’s public utility infrastructure in response to the impacts of the February 2021 winter storms. Although the MPSC did not open a formal docket, the MPSC submitted data requests to Entergy Mississippi regarding the actions taken to ensure reliable operations of the electric network during the winter storm events and in anticipation of other future extreme weather events. In April 2021, Entergy Mississippi submitted responses to the MPSC data requests.

In April 2021 the MPSC opened a proceeding to investigate Entergy Mississippi’s membership in MISO. In the order, the MPSC noted the impact of the February 2021 winter storms, stating that it observed “excessive prices of natural gas and electricity” during the winter event. Entergy Mississippi submitted comments in the proceeding in June 2021.

Results of Operations

Net Income

Second Quarter 2021 Compared to Second Quarter 2020

Net income increased $12.5 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher other operation and maintenance expenses, higher taxes other than income taxes, and higher depreciation and amortization expenses.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net income increased $16 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, and a higher effective income tax rate.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Operating Revenues

Second Quarter 2021 Compared to Second Quarter 2020

Following is an analysis of the change in operating revenues comparing the second quarter 2021 to the second quarter 2020:

Amount
(In Millions)
2020 operating revenues	$298
Fuel, rider, and other revenues that do not significantly affect net income	37.9
Retail electric price	8.6
Volume/weather	4.5
2021 operating revenues	$349

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an interim increase in formula rate plan rates effective, in part, with the first billing cycle of April 2021. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings.

The volume/weather variance is primarily due to an increase of 73 GWh, or 3%, in billed electricity usage primarily due to an increase in commercial usage resulting from reduced impacts from the COVID-19 pandemic on businesses as compared to prior year. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Billed electric energy sales for Entergy Mississippi for the three months ended June 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	1,095	1,117	(2)
Commercial	1,041	967	8
Industrial	576	562	2
Governmental	97	90	8
Total retail	2,809	2,736	3
Sales for resale:
Non-associated companies	1,643	1,039	58
Total	4,452	3,775	18

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2021 to the six months ended June 30, 2020:

Amount
(In Millions)
2020 operating revenues	$591.9
Fuel, rider, and other revenues that do not significantly affect net income	60.9
Retail electric price	20.9
Volume/weather	12.0
2021 operating revenues	$685.7

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective, in part, with the first billing cycles of April 2020 and April 2021 and the implementation of a vegetation management rider effective with the April 2020 billing cycle. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings and the vegetation management rider.

The volume/weather variance is primarily due to an increase of 286 GWh, or 5%, in billed electricity usage, including the effect of more favorable weather on residential sales and an increase in commercial usage.

Billed electric energy sales for Entergy Mississippi for the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	2,590	2,367	9
Commercial	2,050	1,973	4
Industrial	1,096	1,118	(2)
Governmental	192	184	4
Total retail	5,928	5,642	5
Sales for resale:
Non-associated companies	3,096	1,866	66
Total	9,024	7,508	20

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Other Income Statement Variances

Second Quarter 2021 Compared to Second Quarter 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $4.1 million in distribution operations expenses primarily due to higher distribution reliability costs and higher vegetation maintenance costs;
•an increase of $2 million in information technology costs due to higher contract costs and higher costs associated with system maintenance;
•an increase of $1.3 million in compensation and benefits costs primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs; and
•an increase of $1.1 million as a result of the amount of transmission costs allocated by MISO.

The increase was partially offset by a decrease of $2 million due to the timing of recovery of energy efficiency costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes. Ad valorem taxes increased primarily due to higher assessments.

Depreciation and amortization expenses increased primarily as a result of additions to plant in service.

Other regulatory charges (credits) - net includes regulatory credits of $19.9 million, recorded in the second quarter 2021, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding. See Note 2 to the financial statements herein for discussion of the 2021 formula rate plan filing.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $5.3 million in vegetation maintenance costs;
•an increase of $2.5 million as a result of the amount of transmission costs allocated by MISO;
•an increase of $1.8 million in compensation and benefits costs primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs; and
•several individually insignificant items.

The increase was partially offset by a decrease of $3.1 million due to the timing of recovery of energy efficiency costs.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily as a result of additions to plant in service.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes. Ad valorem taxes increased primarily due to higher assessments.

Other regulatory charges (credits) - net includes regulatory credits of $19.9 million, recorded in the second quarter 2021, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding. See Note 2 to the financial statements herein for discussion of the 2021 formula rate plan filing.

Income Taxes

The effective income tax rate was 21.9% for the second quarter 2021 and 22% for the six months ended June 30, 2021. The differences in the effective income tax rates for the second quarter 2021 and the six months ended June 30, 2021 versus the federal statutory rate of 21% were primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$18	$51,601

Cash flow provided by (used in):
Operating activities	121,636	112,422
Investing activities	(323,460)	(261,597)
Financing activities	201,817	167,758
Net increase (decrease) in cash and cash equivalents	(7)	18,583

Cash and cash equivalents at end of period	$11	$70,184

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Operating Activities

Net cash flow provided by operating activities increased $9.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the timing of payments to vendors. The increase was partially offset by increased fuel costs as a result of Winter Storm Uri, the timing of collections of receivables from customers, in part due to the COVID-19 pandemic, and an increase of approximately $14.1 million in storm spending in 2021, primarily due to Winter Storm Uri. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $61.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to:

•an increase of $86.2 million in distribution construction expenditures primarily due to increased spending on the reliability and infrastructure of Entergy Mississippi’s distribution system and storm spending in 2021; and
•money pool activity.

The increase was partially offset by $24.6 million in plant upgrades for Choctaw Generating Station in March 2020.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $31.4 million for the six months ended June 30, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $34.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the issuance of $200 million of 3.50% Series mortgage bonds in March 2021, partially offset by the issuance of $170 million of 3.50% Series mortgage bonds in May 2020. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to the issuance of $200 million of mortgage bonds in March 2021.

	June 30, 2021	December 31, 2020
Debt to capital	53.2%	51.7%
Effect of subtracting cash	—%	—%
Net debt to net capital	53.2%	51.7%

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

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
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

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
(In Thousands)
($16,998)	($16,516)	$13,311	$44,693

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in April 2022. No borrowings were outstanding under the credit facilities as of June 30, 2021.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of June 30, 2021, $2 million of MISO letters of credit and $7.9 million of non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Mississippi has $33 million in its storm reserve escrow account at June 30, 2021.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

2021 Formula Rate Plan Filing

In March 2021, Entergy Mississippi submitted its formula rate plan 2021 test year filing and 2020 look-back filing showing Entergy Mississippi’s earned return for the historical 2020 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2021 calendar year to be below the formula rate plan bandwidth. The 2021 test year filing shows a $95.4 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.69% return on rate base, within the formula rate plan bandwidth. The change in formula rate plan revenues, however, is capped at 4% of retail revenues, which equates to a revenue change of $44.3 million. The 2021 evaluation report also includes $3.9 million in demand side management costs for which the MPSC approved realignment of recovery from the energy efficiency rider to the formula rate plan. These costs are not subject to the 4% cap and result in a total change in formula rate plan revenues of $48.2 million. The 2020 look-back filing compares actual 2020 results to the approved benchmark return on rate base and reflects the need for a $16.8 million interim increase in formula rate plan revenues. In addition, the 2020 look-back filing includes an interim capacity adjustment true-up for the Choctaw Generating Station, which increases the look-back interim rate adjustment by $1.7 million. These interim rate adjustments total $18.5 million. In accordance with the provisions of the formula rate plan, Entergy Mississippi implemented a $22.1 million interim rate increase, reflecting a cap equal to 2% of 2020 retail revenues, effective with the April 2021 billing cycle, subject to refund, pending a final MPSC order. The $3.9 million of demand side management costs and the Choctaw Generating Station true-up of $1.7 million, which are not subject to the 2% cap

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
of 2020 retail revenues, were included in the April 2021 rate adjustments.

In June 2021, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2021 test year filing that resulted in a total rate increase of $48.2 million. Pursuant to the joint stipulation, Entergy Mississippi’s 2020 look-back filing reflected an earned return on rate base of 6.12% in calendar year 2020, which is below the look-back bandwidth, resulting in a $17.5 million increase in formula rate plan revenues on an interim basis through May 2021. This includes $1.7 million related to the Choctaw Generating Station and $3.7 million of COVID-19 non-bad debt expenses. See “COVID-19 Orders” below for additional discussion of provisions of the joint stipulation related to COVID-19 expenses. In June 2021 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2021. In June 2021, Entergy Mississippi recorded regulatory assets of $19.9 million to reflect the effects of the joint stipulation.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 pandemic compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. In December 2020, Entergy Mississippi resumed disconnections for commercial, industrial, and governmental customers with past-due balances that have not made payment arrangements. In January 2021, Entergy Mississippi resumed disconnecting service for residential customers with past-due balances that have not made payment arrangements. Pursuant to the June 2021 MPSC order approving Entergy Mississippi’s 2021 formula rate plan filing, Entergy Mississippi stopped deferring COVID-19 non-bad debt expenses effective December 31, 2020 and will include those expenses in the look-back filing for the 2021 formula rate plan test year. In the order, the MPSC also adopted Entergy Mississippi’s quantification and methodology for calculating COVID-19 incremental bad debt expenses and authorized Entergy Mississippi to continue deferring these bad debt expenses through December 2021. As of June 30, 2021, Entergy Mississippi recorded a regulatory asset of $19.3 million for costs associated with the COVID-19 pandemic.

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

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$349,040	$297,954	$685,659	$591,876

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	65,613	38,730	125,810	102,027
Purchased power	63,892	56,679	132,483	109,322
Other operation and maintenance	73,899	66,343	141,730	128,680
Taxes other than income taxes	27,076	22,697	52,975	49,887
Depreciation and amortization	56,158	52,296	111,194	103,451
Other regulatory charges (credits) - net	(21,630)	(6,496)	(13,501)	(10,377)
TOTAL	265,008	230,249	550,691	482,990

OPERATING INCOME	84,032	67,705	134,968	108,886

OTHER DEDUCTIONS
Allowance for equity funds used during construction	2,029	1,588	3,697	3,027
Interest and investment income	7	135	49	255
Miscellaneous - net	(2,205)	(2,589)	(4,518)	(4,885)
TOTAL	(169)	(866)	(772)	(1,603)

INTEREST EXPENSE
Interest expense	18,922	17,192	36,535	33,775
Allowance for borrowed funds used during construction	(852)	(634)	(1,529)	(1,185)
TOTAL	18,070	16,558	35,006	32,590

INCOME BEFORE INCOME TAXES	65,793	50,281	99,190	74,693

Income taxes	14,377	11,388	21,802	13,274

NET INCOME	$51,416	$38,893	$77,388	$61,419

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$77,388	$61,419
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	111,194	103,451
Deferred income taxes, investment tax credits, and non-current taxes accrued	33,499	13,126
Changes in assets and liabilities:
Receivables	(9,164)	7,076
Fuel inventory	954	(5,747)
Accounts payable	38,287	9,943
Taxes accrued	(49,438)	(34,195)
Interest accrued	(4,623)	1,399
Deferred fuel costs	(46,714)	(2,840)
Other working capital accounts	(27,684)	135
Provisions for estimated losses	(7,860)	(1,782)
Other regulatory assets	(13,050)	(28,290)
Other regulatory liabilities	13,520	(11,548)
Pension and other postretirement liabilities	(10,086)	(5,353)
Other assets and liabilities	15,413	5,628
Net cash flow provided by operating activities	121,636	112,422

INVESTING ACTIVITIES
Construction expenditures	(327,163)	(267,231)
Allowance for equity funds used during construction	3,697	3,027
Changes in money pool receivable - net	—	31,382
Payment for the purchase of plant or assets	—	(28,612)
Other	6	(163)
Net cash flow used in investing activities	(323,460)	(261,597)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	200,543	165,408
Changes in money pool payable - net	482	—
Common equity distributions paid	—	(2,500)
Other	792	4,850
Net cash flow provided by financing activities	201,817	167,758

Net increase (decrease) in cash and cash equivalents	(7)	18,583
Cash and cash equivalents at beginning of period	18	51,601
Cash and cash equivalents at end of period	$11	$70,184

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$39,925	$31,196
Income taxes	($8,045)	$—

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$11	$11
Temporary cash investments	—	7
Total cash and cash equivalents	11	18
Accounts receivable:
Customer	91,479	105,732
Allowance for doubtful accounts	(13,646)	(19,527)
Associated companies	4,226	2,740
Other	15,985	11,821
Accrued unbilled revenues	71,400	59,514
Total accounts receivable	169,444	160,280
Deferred fuel costs	32,023	—
Fuel inventory - at average cost	16,163	17,117
Materials and supplies - at average cost	65,915	59,542
Prepayments and other	22,447	4,876
TOTAL	306,003	241,833

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,535	4,543
Escrow accounts	48,932	64,635
TOTAL	53,467	69,178

UTILITY PLANT
Electric	6,275,518	6,084,730
Construction work in progress	172,783	134,854
TOTAL UTILITY PLANT	6,448,301	6,219,584
Less - accumulated depreciation and amortization	2,068,644	2,005,087
UTILITY PLANT - NET	4,379,657	4,214,497

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	480,391	467,341
Other	16,239	14,413
TOTAL	496,630	481,754

TOTAL ASSETS	$5,235,757	$5,007,262

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$64,309	$61,727
Other	118,387	117,629
Customer deposits	86,028	86,200
Taxes accrued	58,646	108,084
Interest accrued	16,266	20,889
Deferred fuel costs	—	14,691
Other	23,075	34,270
TOTAL	366,711	443,490

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	680,901	646,674
Accumulated deferred investment tax credits	11,025	9,062
Regulatory liability for income taxes - net	219,343	224,000
Other regulatory liabilities	34,005	15,828
Asset retirement cost liabilities	10,035	9,762
Accumulated provisions	38,644	46,504
Pension and other postretirement liabilities	100,700	110,901
Long-term debt	1,981,674	1,780,577
Other	42,597	47,730
TOTAL	3,118,924	2,891,038

Commitments and Contingencies

EQUITY
Member's equity	1,750,122	1,672,734
TOTAL	1,750,122	1,672,734

TOTAL LIABILITIES AND EQUITY	$5,235,757	$5,007,262

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2019	$1,542,151

Net income	22,526
Common equity distributions	(2,500)
Balance at March 31, 2020	1,562,177

Net income	38,893
Balance at June 30, 2020	$1,601,070

Balance at December 31, 2020	$1,672,734

Net income	25,972
Balance at March 31, 2021	1,698,706

Net income	51,416
Balance at June 30, 2021	$1,750,122

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Hurricane Zeta

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Zeta” in the Form 10-K for a discussion of Hurricane Zeta, which caused significant damage to Entergy New Orleans’s service area. In March 2021, Entergy New Orleans withdrew $44 million from its funded storm reserves. See Note 2 to the financial statements herein for discussion of the storm cost certification filing made in 2021 by Entergy New Orleans.

Winter Storm Uri

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - February 2021 Winter Storms” in the Form 10-K for a discussion of the winter storms and extreme cold temperatures experienced in the United States, including Entergy New Orleans’s service area, in February 2021 (Winter Storm Uri). Fuel and purchased power costs for Entergy New Orleans were approximately $35 million in February 2021 compared to approximately $25 million in February 2020. See Note 2 to the financial statements in the Form 10-K for discussion of fuel cost recovery at Entergy New Orleans. See “Load Shed Investigation” below for discussion of the investigation initiated by the City Council in February 2021.

Results of Operations

Net Income

Second Quarter 2021 Compared to Second Quarter 2020

Net income remained relatively unchanged, decreasing by $0.3 million, primarily due to higher other operation and maintenance expenses, partially offset by higher volume/weather and higher retail electric price.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net income decreased $9.7 million primarily due to higher other operation and maintenance expenses and higher depreciation and amortization expenses, partially offset by higher retail electric price and higher volume/weather.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Operating Revenues

Second Quarter 2021 Compared to Second Quarter 2020

Following is an analysis of the change in operating revenues comparing second quarter 2021 to second quarter 2020:

Amount
(In Millions)
2020 operating revenues	$147.3
Fuel, rider, and other revenues that do not significantly affect net income	20.3
Volume/weather	6.8
Retail electric price	4.3
2021 operating revenues	$178.7

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase of 30 GWh, or 2%, in billed electricity usage, including increased commercial usage resulting from reduced impacts from the COVID-19 pandemic on businesses as compared to prior year, partially offset by the effect of less favorable weather on commercial and residential sales. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

The retail electric price variance is primarily due to an interim increase in formula rate plan revenues resulting from the recovery of New Orleans Power Station costs, effective November 2020. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case resolution.

Billed electric energy sales for Entergy New Orleans for the three months ended June 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	492	520	(5)
Commercial	484	440	10
Industrial	108	106	2
Governmental	189	177	7
Total retail	1,273	1,243	2
Sales for resale:
Non-associated companies	530	473	12
Total	1,803	1,716	5

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2021 to the six months ended June 30, 2020:

Amount
(In Millions)
2020 operating revenues	$296.6
Fuel, rider, and other revenues that do not significantly affect net income	25.6
Retail electric price	19.6
Volume/weather	6.3
2021 operating revenues	$348.1

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an interim increase in formula rate plan revenues resulting from the recovery of New Orleans Power Station costs, effective November 2020. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case resolution.

The volume/weather variance is primarily due to an increase of 55 GWh, or 2%, in billed electricity usage, including the effect of more favorable weather on residential sales, partially offset by lower volume in the residential and industrial sectors.

Billed electric energy sales for Entergy New Orleans for the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	1,087	1,021	6
Commercial	933	936	—
Industrial	200	208	(4)
Governmental	361	361	—
Total retail	2,581	2,526	2
Sales for resale:
Non-associated companies	619	1,074	(42)
Total	3,200	3,600	(11)

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Variances

Second Quarter 2021 Compared to Second Quarter 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $3.2 million due to an increase in bad debt expense resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity associated with the COVID-19 pandemic;
•an increase of $2.1 million in non-nuclear generation expenses primarily due to the timing of the scope of work performed during plant outages as compared to the same period in 2020 and the New Orleans Power Station, which was placed in service in May 2020;
•an increase of $1.8 million in distribution expenses primarily due to higher distribution reliability and higher vegetation maintenance costs; and
•an increase of $1.7 million in energy efficiency costs.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the New Orleans Power Station and New Orleans Solar Station projects.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $5.6 million in non-nuclear generation expenses primarily due to the timing of the scope of work performed during plant outages as compared to the same period in 2020 and the New Orleans Power Station, which was placed in service in May 2020;
•an increase of $5.3 million in energy efficiency costs;
•an increase of $3.8 million due to an increase in bad debt expense resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity associated with the COVID-19 pandemic; and
•an increase of $3.1 million in distribution expenses primarily due to higher distribution reliability and higher vegetation maintenance costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the New Orleans Power Station, which was placed in service in May 2020.

Other regulatory charges (credits) - net includes regulatory credits recorded in first quarter 2020 to reflect compliance with terms of the 2018 combined rate case resolution approved by the City Council in February 2020. See Note 2 to the financial statements in the Form 10-K for discussion of the rate case resolution.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the New Orleans Power Station and New Orleans Solar Station projects.

Income Taxes

The effective income tax rate was 28% for second quarter 2021 and 29.8% for the six months ended June 30, 2021. The difference in the effective income tax rates for second quarter 2021 and the six months ended June 30, 2021 versus the federal statutory rate of 21% were primarily due to state income taxes and the provision for uncertain tax positions, partially offset by certain book and tax differences related to utility plant items.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The effective income tax rate was (53.5%) for second quarter 2020. The difference in the effective income tax rate for second quarter 2020 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes and the provision for uncertain tax positions. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$26	$6,017

Cash flow provided by (used in):
Operating activities	27,188	24,660
Investing activities	(48,660)	(112,552)
Financing activities	21,472	112,620
Net increase in cash and cash equivalents	—	24,728

Cash and cash equivalents at end of period	$26	$30,745

Operating Activities

Net cash flow provided by operating activities increased $2.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the timing of collection of receivables from customers and payments to vendors and income tax payments of $0.3 million in 2021 compared to income tax payments of $3.3 million in 2020. Entergy New Orleans made income tax payments in 2020 in accordance with an intercompany tax allocation agreement.

The increase was partially offset by:

•an increase of $5.1 million in storm spending in 2021, primarily due to Hurricane Zeta restoration efforts. See “Hurricane Zeta” above for discussion of hurricane restoration efforts; and
•an increase of $2.1 million in pension contributions in 2021. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flows used in investing activities decreased $63.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to:

•$44.2 million in receipts from storm reserve escrow accounts in 2021;
•a decrease of $32.2 million in non-nuclear generation construction expenditures primarily due to lower spending in 2021 on the New Orleans Power Station and the New Orleans Solar Station projects; and
•a decrease of $7.9 million in distribution construction expenditures primarily due to lower spending in 2021 on advanced metering infrastructure.

The decrease in distribution construction expenditures was partially offset by an increase of $14.4 million in storm spending in 2021. See “Hurricane Zeta” above for discussion of hurricane restoration efforts.

Financing Activities

Net cash flow provided by financing activities decreased $91.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the issuance of $78 million of 3.00% Series mortgage bonds and the issuance of $62 million of 3.75% Series mortgage bonds, each in March 2020. The decrease was partially offset by money pool activity and $20 million in repayments on long-term credit borrowings in 2020.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased $27.7 million for the six months ended June 30, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	June 30, 2021	December 31, 2020
Debt to capital	51.5%	51.5%
Effect of excluding securitization bonds	(1.8%)	(1.6%)
Debt to capital, excluding securitization bonds (a)	49.7%	49.9%
Effect of subtracting cash	—%	—%
Net debt to net capital, excluding securitization bonds (a)	49.7%	49.9%

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

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
(In Thousands)
($37,874)	($10,190)	$5,777	$5,191

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of June 30, 2021, there were no cash borrowings and no letters of credit outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2021, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy New Orleans has $38.8 million in its storm reserve escrow account at June 30, 2021.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

2021 Formula Rate Plan Filing

In July 2021, Entergy New Orleans submitted to the City Council its formula rate plan 2020 test year filing. The 2020 test year evaluation report produced an earned return on equity of 6.26% compared to the authorized return on equity of 9.35%. Entergy New Orleans seeks approval of a $64 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula results in an increase in authorized electric revenues of $40 million and an increase in authorized gas revenues of $18.8 million. Entergy New Orleans also seeks to commence collecting $5.2 million in electric revenues and $0.3 million in gas revenues that were previously approved by the City Council for collection through the formula rate plan. The filing is subject to review by the City Council and other parties over a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. Resulting rates will be effective with the first billing cycle of November 2021 pursuant to the formula rate plan tariff. For any disputed rate adjustments, however, the City Council would set a litigated procedural schedule that would extend the process for City Council approval of disputed rate adjustments into 2022.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

COVID-19 Orders

As discussed in the Form 10-K, in June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding and approximately $15 million of non-securitized storm reserves to fund this program, which was intended to provide temporary bill relief to customers who became unemployed during the COVID-19 pandemic. The program became effective July 1, 2020 and offered qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits. As of June 30, 2021, the program expired and credits of $4.3 million have been applied to customer bills under the City Council Cares Program.

Additionally, as discussed in the Form 10-K, in February 2021 the City Council adopted a resolution suspending residential customer disconnections for non-payment of utility bills and suspending the assessment and accumulation of late fees on residential customers with past-due balances through May 15, 2021, which was not extended by the City Council. As of June 30, 2021, Entergy New Orleans recorded a regulatory asset of $13.8 million for costs associated with the COVID-19 pandemic.

Hurricane Zeta

In October 2020, Hurricane Zeta caused significant damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. In March 2021, Entergy New Orleans withdrew $44 million from its funded storm reserves. In May 2021, Entergy New Orleans filed an application with the City Council requesting approval and certification that its system restoration costs associated with Hurricane Zeta of approximately $36 million, including approximately $28 million in capital costs and approximately $8 million in non-capital costs, were reasonable and necessary to enable Entergy New Orleans to restore electric service to its customers and Entergy New Orleans’s electric utility infrastructure. Additionally, Entergy New Orleans plans to make a separate filing at an appropriate time to the City Council requesting replenishment of its storm reserves.

Renewable Portfolio Standard Rulemaking

As discussed in the Form 10-K, in March 2019 the City Council initiated a rulemaking proceeding to consider whether to establish a renewable portfolio standard. The rulemaking considered, among other issues, whether to adopt a renewable portfolio standard, whether such standard should be voluntary or mandatory, what kinds of technologies should qualify for inclusion in the rules, what level, if any, of renewable generation should be required, and whether penalties are an appropriate component of the proposed rules. In August 2020 the City Council advisors issued a final draft of the rules for review and comment from the parties before final rules are proposed for consideration by the City Council. Entergy New Orleans filed comments in September and October 2020. In February 2021 the City Council amended the proposed draft rules to exclude beneficial electrification and carbon capture from the technologies eligible for credit under the Renewable and Clean Portfolio Standard and opened a 30-day comment period regarding the proposed amendments. Under the rule, however, these technologies can be approved by the City Council as a “qualified measure” on a case-by-case basis. The City Council approved the draft rule, as amended, in May 2021.

Load Shed Investigation

On February 16, 2021, due to high customer demand and limited generation, MISO issued an order requiring load-serving entities throughout its southern region to shed load to protect the integrity of the bulk electric system. Entergy New Orleans was required to shed load of at least 26 MW, but due to certain complications with its automated load shed program and certain load measurement issues, it inadvertently shed approximately 105 MW of load in its service area. The maximum time any customer was without power due to the load shed event was one hour and forty minutes. In late February 2021 the City Council ordered its advisors to conduct an investigation into

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
the load shed event and to issue a report, which was completed and filed in April 2021. The report recommended that the City Council open an additional docket to determine whether any of Entergy New Orleans’s actions were imprudent. In May 2021 the City Council opened a docket directing its advisors to conduct a prudence investigation and determine whether financial and/or other penalties should be imposed by the City Council. In June 2021, Entergy New Orleans filed a response to the show cause docket that outlined how its response to Winter Storm Uri was reasonable under the circumstances. A City Council decision is expected in the fourth quarter 2021 based on the procedural schedule in the show cause docket. Entergy New Orleans would oppose any attempt to levy a fine under the circumstances presented.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$159,761	$134,899	$298,909	$258,330
Natural gas	18,979	12,444	49,166	38,315
TOTAL	178,740	147,343	348,075	296,645

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	34,510	16,836	53,522	44,331
Purchased power	57,177	57,985	125,847	114,452
Other operation and maintenance	40,977	29,126	79,155	59,830
Taxes other than income taxes	12,294	15,642	24,850	28,848
Depreciation and amortization	18,153	15,626	36,314	30,701
Other regulatory charges (credits) - net	2,575	4,526	5,705	(1,210)
TOTAL	165,686	139,741	325,393	276,952

OPERATING INCOME	13,054	7,602	22,682	19,693

OTHER INCOME
Allowance for equity funds used during construction	376	2,048	634	4,533
Interest and investment income	5	43	14	96
Miscellaneous - net	(204)	168	(506)	(570)
TOTAL	177	2,259	142	4,059

INTEREST EXPENSE
Interest expense	6,962	7,635	13,991	14,275
Allowance for borrowed funds used during construction	(167)	(985)	(283)	(2,180)
TOTAL	6,795	6,650	13,708	12,095

INCOME BEFORE INCOME TAXES	6,436	3,211	9,116	11,657

Income taxes	1,805	(1,718)	2,714	(4,458)

NET INCOME	$4,631	$4,929	$6,402	$16,115

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$6,402	$16,115
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	36,314	30,701
Deferred income taxes, investment tax credits, and non-current taxes accrued	4,907	1,228
Changes in assets and liabilities:
Receivables	(15,306)	5,255
Fuel inventory	725	1,042
Accounts payable	(7,309)	(1,725)
Taxes accrued	948	1,887
Interest accrued	(1,315)	529
Deferred fuel costs	4,423	3,351
Other working capital accounts	(11,944)	(19,793)
Provisions for estimated losses	(40,152)	1,521
Other regulatory assets	35,038	3,508
Other regulatory liabilities	4,823	(14,151)
Pension and other postretirement liabilities	(7,352)	(7,523)
Other assets and liabilities	16,986	2,715
Net cash flow provided by operating activities	27,188	24,660

INVESTING ACTIVITIES
Construction expenditures	(94,173)	(114,961)
Allowance for equity funds used during construction	634	4,533
Payment for purchase of assets	—	(1,584)
Changes in money pool receivable - net	—	(586)
Receipts from storm reserve escrow account	44,200	—
Payments to storm reserve escrow account	(7)	(405)
Changes in securitization account	686	451
Net cash flow used in investing activities	(48,660)	(112,552)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	138,939
Retirement of long-term debt	(5,749)	(25,616)
Change in money pool payable - net	27,684	—
Other	(463)	(703)
Net cash flow provided by financing activities	21,472	112,620

Net increase in cash and cash equivalents	—	24,728
Cash and cash equivalents at beginning of period	26	6,017
Cash and cash equivalents at end of period	$26	$30,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$14,684	$13,132
Income taxes	$324	$3,332

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$26
Total cash and cash equivalents	26	26
Securitization recovery trust account	2,678	3,364
Accounts receivable:
Customer	86,901	70,694
Allowance for doubtful accounts	(21,132)	(17,430)
Associated companies	1,406	2,381
Other	8,944	4,248
Accrued unbilled revenues	30,149	31,069
Total accounts receivable	106,268	90,962
Deferred fuel costs	—	2,130
Fuel inventory - at average cost	1,253	1,978
Materials and supplies - at average cost	16,034	16,550
Prepayments and other	16,257	3,715
TOTAL	142,516	118,725

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	38,846	83,038
TOTAL	39,862	84,054

UTILITY PLANT
Electric	1,825,128	1,821,638
Natural gas	359,759	348,024
Construction work in progress	29,053	12,460
TOTAL UTILITY PLANT	2,213,940	2,182,122
Less - accumulated depreciation and amortization	755,956	740,796
UTILITY PLANT - NET	1,457,984	1,441,326

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $30,995 as of June 30, 2021 and $35,559 as of December 31, 2020)	231,752	266,790
Other	32,970	23,931
TOTAL	268,802	294,801

TOTAL ASSETS	$1,909,164	$1,938,906

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$70,000	$—
Payable due to associated company	1,618	1,618
Accounts payable:
Associated companies	77,066	54,234
Other	34,389	60,766
Customer deposits	27,313	27,912
Taxes accrued	5,648	4,700
Interest accrued	6,780	8,095
Deferred fuel costs	2,293	—
Current portion of unprotected excess accumulated deferred income taxes	3,295	3,296
Other	6,279	5,462
TOTAL	234,681	166,083

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	343,485	338,714
Accumulated deferred investment tax credits	16,067	16,095
Regulatory liability for income taxes - net	54,637	55,675
Asset retirement cost liabilities	3,898	3,768
Accumulated provisions	49,746	89,898
Long-term debt (includes securitization bonds of $35,664 as of June 30, 2021 and $41,291 as of December 31, 2020)	554,341	629,704
Long-term payable due to associated company	10,911	10,911
Other	28,079	21,141
TOTAL	1,061,164	1,165,906

Commitments and Contingencies

EQUITY
Member's equity	613,319	606,917
TOTAL	613,319	606,917

TOTAL LIABILITIES AND EQUITY	$1,909,164	$1,938,906

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2019	$497,579

Net income	11,186
Balance at March 31, 2020	508,765

Net income	4,929
Balance at June 30, 2020	$513,694

Balance at December 31, 2020	$606,917

Net income	1,771
Balance at March 31, 2021	608,688

Net income	4,631
Balance at June 30, 2021	$613,319

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Hurricane Laura and Hurricane Delta

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Laura and Hurricane Delta” in the Form 10-K for a discussion of Hurricane Laura and Hurricane Delta, which caused significant damage to portions of Entergy Texas’s service territory. See Note 2 to the financial statements herein for discussion of storm cost filings made in 2021 by Entergy Texas.

Winter Storm Uri

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - February 2021 Winter Storms” in the Form 10-K for a discussion of the winter storms and extreme cold temperatures experienced in the United States, including Entergy Texas’s service area, in February 2021 (Winter Storm Uri). Fuel and purchased power costs for Entergy Texas were approximately $185 million in February 2021 compared to approximately $50 million in February 2020. See Note 2 to the financial statements herein for discussion of storm cost filings made in 2021 by Entergy Texas. See Note 2 to the financial statements herein and in the Form 10-K for discussion of fuel cost recovery at Entergy Texas.

Results of Operations

Net Income

Second Quarter 2021 Compared to Second Quarter 2020

Net income decreased $2.1 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expenses, lower other income, and lower volume/weather. The decrease was partially offset by higher retail electric price.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net income increased $15.3 million primarily due to higher retail electric price and higher volume/weather. The increase was partially offset by higher depreciation and amortization expenses, lower other income, higher other operation and maintenance expenses, and a higher effective tax rate.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Second Quarter 2021 Compared to Second Quarter 2020

Following is an analysis of the change in operating revenues comparing the second quarter 2021 to the second quarter 2020:

Amount
(In Millions)
2020 operating revenues	$372.2
Fuel, rider, and other revenues that do not significantly affect net income	32.3
Retail electric price	31.8
Volume/weather	(5.9)
2021 operating revenues	$430.4

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to the implementation of the generation cost recovery rider, which includes the first-year revenue requirement for the Montgomery County Power Station, effective January 2021, an increase in the transmission cost recovery factor rider effective March 2021, and an increase in the distribution cost recovery factor rider effective March 2021. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the generation cost recovery rider and transmission and distribution cost recovery factor rider filings.

The volume/weather variance is primarily due to a decrease in usage during the unbilled sales period, partially offset by an increase in commercial usage resulting from reduced impacts from the COVID-19 pandemic on businesses as compared to prior year and an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the transportation and chemicals industries, and an increase in demand from cogeneration customers. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Billed electric energy sales for Entergy Texas for the three months ended June 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	1,318	1,386	(5)
Commercial	1,085	1,033	5
Industrial	2,213	2,013	10
Governmental	61	62	(2)
Total retail	4,677	4,494	4
Sales for resale:
Associated companies	363	320	13
Non-associated companies	291	225	29
Total	5,331	5,039	6

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2021 to the six months ended June 30, 2020:

Amount
(In Millions)
2020 operating revenues	$711.5
Fuel, rider, and other revenues that do not significantly affect net income	136.8
Retail electric price	50.5
Volume/weather	11.9
2021 operating revenues	$910.7

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to the implementation of the generation cost recovery rider, which includes the first-year revenue requirement for the Montgomery County Power Station, effective January 2021, an increase in the transmission cost recovery factor rider effective March 2021, and an increase in the distribution cost recovery factor rider effective March 2021. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the generation cost recovery rider and transmission and distribution cost recovery factor rider filings.

The volume/weather variance is primarily due to an increase of 427 GWh, or 5%, in billed electricity usage, including the effect of more favorable weather on residential sales and an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the transportation and chemicals industries, and an increase in demand from cogeneration customers.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Billed electric energy sales for Entergy Texas for the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	2,857	2,712	5
Commercial	2,085	2,033	3
Industrial	4,141	3,909	6
Governmental	124	126	(2)
Total retail	9,207	8,780	5
Sales for resale:
Associated companies	659	564	17
Non-associated companies	633	310	104
Total	10,499	9,654	9

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Second Quarter 2021 Compared to Second Quarter 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $5.1 million in non-nuclear generation expenses primarily due to higher expenses associated with the Montgomery County Power Station, which began commercial operation in January 2021, and a higher scope of work performed during plant outages in 2021 as compared to the same period in 2020;
•an increase of $1.1 million as a result of the amount of transmission costs allocated by MISO;
•an increase of $1.0 million in information technology costs due to higher contract costs and higher costs associated with system maintenance;
•an increase of $0.8 million primarily due to contract costs in 2021 related to customer solutions and sustainability initiatives; and
•an increase of $0.8 million in vegetation maintenance costs.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $6.3 million in non-nuclear generation expenses primarily due to higher long-term service agreement expenses and other expenses associated with the Montgomery County Power Station, which began commercial operation in January 2021;
•an increase of $2.1 million in customer service costs primarily due to an increase in contract work in 2021 as compared to the same period in 2020;
•an increase of $1.4 million as a result of the amount of transmission costs allocated by MISO;
•an increase of $1.3 million in vegetation maintenance costs; and
•an increase of $1.2 million in compensation and benefits costs primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

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

Income Taxes

The effective income tax rate was 8.4% for the second quarter 2021 and 8.8% for the six months ended June 30, 2021. The difference in the effective income tax rates for the second quarter 2021 and the six months ended June 30, 2021 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for discussion of the income tax deductions for stock-based compensation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$248,596	$12,929

Cash flow provided by (used in):
Operating activities	119,535	170,548
Investing activities	(350,305)	(464,795)
Financing activities	(17,801)	323,557
Net increase (decrease) in cash and cash equivalents	(248,571)	29,310

Cash and cash equivalents at end of period	$25	$42,239

Operating Activities

Net cash flow provided by operating activities decreased $51 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increased fuel costs as a result of Winter Storm Uri and an increase of approximately $22 million in storm spending in 2021, primarily due to Hurricane Laura and Hurricane Delta restoration efforts. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery. See “Hurricane Laura and Hurricane Delta” above for discussion of hurricane restoration efforts.

Investing Activities

Net cash flow used in investing activities decreased $114.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to:

•a decrease of $98.3 million in non-nuclear generation construction expenditures primarily due to higher spending in 2020 on the Montgomery County Power Station project;
•a decrease of $69.3 million in transmission construction expenditures primarily due to a lower scope of work on projects performed in 2021 as compared to 2020; and
•the sale of a 7.56% partial interest in the Montgomery County Power Station in June 2021 for approximately $67.9 million. See Note 14 to the financial statements herein for further discussion of the transaction.

The decrease was partially offset by:

•an increase of $73.7 million in distribution construction expenditures primarily due to storm spending in 2021, partially offset by lower spending in 2021 on advanced metering infrastructure. See “Hurricane Laura and Hurricane Delta” above for discussion of hurricane restoration efforts; and

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
•the purchase of the Hardin County Peaking Facility in June 2021 for approximately $36.7 million. See Note 14 to the financial statements herein for further discussion of the Hardin County Peaking Facility purchase.

Financing Activities

Entergy Texas’s financing activities used $17.8 million of cash for the six months ended June 30, 2021 compared to providing $323.6 million for the six months ended June 30, 2020 primarily due to the following activity:

•the issuance of $175 million of 3.55% Series mortgage bonds in March 2020;
•the repayment, prior to maturity, of $125 million of 2.55% Series mortgage bonds in May 2021;
•a capital contribution of $85 million received from Entergy Corporation in April 2021 in order to maintain Entergy Texas’s capital structure and in anticipation of various upcoming capital expenditures as compared to a capital contribution of $175 million received from Entergy Corporation in March 2020 in anticipation of upcoming expenditures, including Montgomery County Power Station; and
•money pool activity.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $63.4 million for the six months ended June 30, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to the repayment of long-term debt in 2021 and the $85 million capital contribution received from Entergy Corporation in April 2021.

	June 30, 2021	December 31, 2020
Debt to capital	49.9%	53.7%
Effect of excluding the securitization bonds	(0.8%)	(1.3%)
Debt to capital, excluding securitization bonds (a)	49.1%	52.4%
Effect of subtracting cash	—%	(2.7%)
Net debt to net capital, excluding securitization bonds (a)	49.1%	49.7%

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. Following are updates to information provided in the Form 10-K.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
(In Thousands)
($63,437)	$4,601	$7,802	$11,181

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in June 2026.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of June 30, 2021, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2021, $18.2 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Liberty County Solar Facility

In September 2020, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to acquire the 100 MW Liberty County Solar Facility and a determination that Entergy Texas’s acquisition of the facility through a tax equity partnership is in the public interest. In its preliminary order, the PUCT determined that, in considering Entergy Texas’s application, it would not specifically address whether Entergy Texas’s use of a tax equity partnership is in the public interest. In March 2021 intervenors and PUCT staff filed testimony, and Entergy Texas filed rebuttal testimony in April 2021. A hearing on the merits was held in April 2021. Post-hearing and reply briefing was completed in May 2021. In July 2021 the presiding administrative law judges issued a proposal for decision recommending that the PUCT deny the certification requested in the application. This proposal for decision is subject to change based on exceptions filed by the parties. Once it is final, it will be presented to the PUCT, which may adopt or modify it. A decision by the PUCT is expected in September 2021. Closing, subject to receipt of required regulatory approvals and other conditions, is expected to occur in 2023.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Distribution Cost Recovery Factor (DCRF) Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $26.3 million annually, or $6.8 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between January 1, 2020 and August 31, 2020. In February 2021 the administrative law judge with the State Office of Administrative Hearings approved Entergy Texas’s

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
agreed motion for interim rates, which went into effect in March 2021. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding. In May 2021 the PUCT issued an order approving the settlement.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $51 million annually, or $31.6 million in incremental annual revenues beyond Entergy Texas’s then-effective TCRF rider based on its capital invested in transmission between July 1, 2019 and August 31, 2020. A procedural schedule was established with a hearing scheduled in March 2021. In February 2021, Entergy Texas filed an agreed motion to abate the procedural schedule, noting that the parties had reached a settlement in principle, and the administrative law judge granted the motion to abate. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2021 and resolving all issues in the proceeding. In March 2021 the administrative law judge granted the motion for interim rates, admitted evidence, and remanded this case to the PUCT for consideration of a final order at a future open meeting. In June 2021 the PUCT issued an order approving the settlement.

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

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. In January 2021, Entergy Texas resumed disconnections for customers with past-due balances that have not made payment arrangements. As of June 30, 2021, Entergy Texas recorded a regulatory asset of $14.2 million for costs associated with the COVID-19 pandemic.

Generation Cost Recovery Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed an application to establish a generation cost recovery rider with an initial annual revenue requirement of approximately $91 million to begin recovering a return of and on its capital investment in the Montgomery County Power Station through August 31, 2020. In December 2020, Entergy Texas filed an unopposed settlement supporting a generation cost recovery rider with an annual revenue requirement of approximately $86 million, with the ability to seek recovery of a majority of the remaining requested costs in a subsequent rate case. On January 14, 2021, the PUCT approved the generation cost recovery rider settlement rates on an interim basis and abated the proceeding. In March 2021, Entergy Texas

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
filed to update its generation cost recovery rider to include investment in Montgomery County Power Station after August 31, 2020. In April 2021 the administrative law judge issued an order unabating the proceeding and in May 2021 the administrative law judge issued an order finding Entergy Texas’s application and notice of the application to be sufficient. In May 2021, Entergy Texas filed an amendment to the application to reflect the PUCT’s approval of the sale of a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc., which closed in June 2021. In June 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2021 the administrative law judge with the State Office of Administrative Hearings adopted a procedural schedule setting a hearing on the merits for September 2021. In July 2021 the parties filed a motion to abate the procedural schedule noting they had reached an agreement in principle and to allow the parties time to finalize a settlement agreement, which motion was granted by the administrative law judge.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represent no change from the generation cost recovery rider rates to be established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. See Note 14 to the financial statements herein for further discussion of the Hardin County Peaking Facility purchase.

Storm Cost Filings

In August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to distribution and transmission infrastructure, and the loss of sales during the power outages. In April 2021, Entergy Texas filed an application with the PUCT requesting a determination that its system restoration costs associated with Hurricane Laura, Hurricane Delta, and Winter Storm Uri of approximately $250 million, including approximately $200 million in capital costs and approximately $50 million in non-capital costs were reasonable and necessary to enable Entergy Texas to restore electric service to its customers and Entergy Texas’s electric utility infrastructure. The filing currently includes only a portion of the Winter Storm Uri costs. In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of the system restoration costs that are the subject of the April 2021 application. As stated in the July 2021 application, Entergy Texas also plans to seek a separate financing order, in a separate application and docket, under the newly-enacted Subchapter J of Chapter 36 of the Public Utility Regulatory Act, titled “Lower-Cost Financing Mechanism for Securitization for Recovery of System Restoration Costs.” However, the ability to timely utilize that mechanism for securitization of the system restoration costs that are approved for recovery is dependent on certain events outside of Entergy Texas’s control, which may necessitate utilizing the traditional structure for securitization of the system restoration costs as may be approved for recovery in the proceeding initiated in July 2021. In either event, only one financing order would ultimately be utilized for the securitization of system restoration costs approved for recovery by the PUCT. A procedural schedule was established with a hearing on the merits in September 2021.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$430,434	$372,194	$910,654	$711,530

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	64,031	47,790	176,427	89,136
Purchased power	128,699	124,351	270,061	244,142
Other operation and maintenance	70,815	60,527	133,770	119,460
Taxes other than income taxes	20,671	20,524	42,546	39,796
Depreciation and amortization	53,587	43,835	104,523	86,401
Other regulatory charges (credits) - net	25,253	18,724	41,093	40,092
TOTAL	363,056	315,751	768,420	619,027

OPERATING INCOME	67,378	56,443	142,234	92,503

OTHER INCOME
Allowance for equity funds used during construction	2,670	11,601	5,115	22,242
Interest and investment income	204	343	428	772
Miscellaneous - net	(527)	(791)	(950)	(1,137)
TOTAL	2,347	11,153	4,593	21,877

INTEREST EXPENSE
Interest expense	21,899	23,137	44,937	45,995
Allowance for borrowed funds used during construction	(1,075)	(4,985)	(2,059)	(9,558)
TOTAL	20,824	18,152	42,878	36,437

INCOME BEFORE INCOME TAXES	48,901	49,444	103,949	77,943

Income taxes	4,111	2,576	9,101	(1,632)

NET INCOME	44,790	46,868	94,848	79,575

Preferred dividend requirements	471	471	941	941

EARNINGS APPLICABLE TO COMMON STOCK	$44,319	$46,397	$93,907	$78,634

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$94,848	$79,575
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	104,523	86,401
Deferred income taxes, investment tax credits, and non-current taxes accrued	5,237	9,470
Changes in assets and liabilities:
Receivables	(33,522)	(20,524)
Fuel inventory	3,606	1,222
Accounts payable	1,530	(3,543)
Taxes accrued	(4,057)	(11,390)
Interest accrued	(1,072)	359
Deferred fuel costs	(72,537)	17,226
Other working capital accounts	(3,285)	9,928
Provisions for estimated losses	314	91
Other regulatory assets	43,619	50,347
Other regulatory liabilities	(2,036)	(23,947)
Pension and other postretirement liabilities	(11,050)	(13,825)
Other assets and liabilities	(6,583)	(10,842)
Net cash flow provided by operating activities	119,535	170,548

INVESTING ACTIVITIES
Construction expenditures	(401,362)	(495,560)
Allowance for equity funds used during construction	5,115	22,242
Proceeds from sale of assets	67,920	—
Payment for purchase of assets	(36,534)	(4,931)
Changes in money pool receivable - net	4,601	3,379
Changes in securitization account	9,955	10,075
Net cash flow used in investing activities	(350,305)	(464,795)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	194,256
Retirement of long-term debt	(170,429)	(43,376)
Capital contribution from parent	85,000	175,000
Change in money pool payable - net	63,437	—
Preferred stock dividends paid	(941)	(1,124)
Other	5,132	(1,199)
Net cash flow provided by (used in) financing activities	(17,801)	323,557

Net increase (decrease) in cash and cash equivalents	(248,571)	29,310
Cash and cash equivalents at beginning of period	248,596	12,929
Cash and cash equivalents at end of period	$25	$42,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$44,760	$44,683
Income taxes	$9,710	$4,031

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$25	$26
Temporary cash investments	—	248,570
Total cash and cash equivalents	25	248,596
Securitization recovery trust account	26,278	36,233
Accounts receivable:
Customer	111,163	103,221
Allowance for doubtful accounts	(12,223)	(16,810)
Associated companies	17,494	18,892
Other	17,328	11,780
Accrued unbilled revenues	68,654	56,411
Total accounts receivable	202,416	173,494
Fuel inventory - at average cost	49,925	53,531
Materials and supplies - at average cost	63,417	56,227
Prepayments and other	15,055	20,165
TOTAL	357,116	588,246

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	324	349
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	17,744	19,889
TOTAL	18,444	20,614

UTILITY PLANT
Electric	6,918,133	6,007,687
Construction work in progress	181,473	879,908
TOTAL UTILITY PLANT	7,099,606	6,887,595
Less - accumulated depreciation and amortization	1,981,761	1,864,494
UTILITY PLANT - NET	5,117,845	5,023,101

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $52,330 as of June 30, 2021 and $78,590 as of December 31, 2020)	481,094	524,713
Other	81,501	70,397
TOTAL	562,595	595,110

TOTAL ASSETS	$6,056,000	$6,227,071

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$75,000	$200,000
Accounts payable:
Associated companies	110,028	55,944
Other	179,398	350,947
Customer deposits	33,437	36,282
Taxes accrued	48,381	52,438
Interest accrued	19,784	20,856
Current portion of unprotected excess accumulated deferred income taxes	29,855	29,249
Deferred fuel costs	12,819	85,356
Other	14,303	12,370
TOTAL	523,005	843,442

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	647,348	639,422
Accumulated deferred investment tax credits	9,634	9,942
Regulatory liability for income taxes - net	157,086	175,594
Other regulatory liabilities	48,163	32,297
Asset retirement cost liabilities	8,288	8,063
Accumulated provisions	8,696	8,382
Long-term debt (includes securitization bonds of $77,908 as of June 30, 2021 and $123,066 as of December 31, 2020)	2,248,879	2,293,708
Other	68,416	58,643
TOTAL	3,196,510	3,226,051

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2021 and 2020	49,452	49,452
Paid-in capital	1,040,162	955,162
Retained earnings	1,211,871	1,117,964
Total common shareholder's equity	2,301,485	2,122,578
Preferred stock without sinking fund	35,000	35,000
TOTAL	2,336,485	2,157,578

TOTAL LIABILITIES AND EQUITY	$6,056,000	$6,227,071

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2019	$35,000	$49,452	$780,182	$934,773	$1,799,407

Net income	—	—	—	32,707	32,707
Capital contribution from parent	—	—	175,000	—	175,000
Preferred stock dividends	—	—	—	(470)	(470)
Balance at March 31, 2020	35,000	49,452	955,182	967,010	2,006,644

Net income	—	—	—	46,868	46,868
Preferred stock dividends	—	—	—	(471)	(471)
Other	—	—	(10)	—	(10)
Balance at June 30, 2020	$35,000	$49,452	$955,172	$1,013,407	$2,053,031

Balance at December 31, 2020	$35,000	$49,452	$955,162	$1,117,964	$2,157,578

Net income	—	—	—	50,058	50,058
Preferred stock dividends	—	—	—	(470)	(470)
Balance at March 31, 2021	35,000	49,452	955,162	1,167,552	2,207,166

Net income	—	—	—	44,790	44,790
Capital contribution from parent	—	—	85,000	—	85,000
Preferred stock dividends	—	—	—	(471)	(471)
Balance at June 30, 2021	$35,000	$49,452	$1,040,162	$1,211,871	$2,336,485

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

Results of Operations

Net Income

Second Quarter 2021 Compared to Second Quarter 2020

Net income increased $1.3 million primarily due to changes in rate base.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net income decreased $3.3 million primarily due to changes in rate base and a decrease in the allowance for equity funds used during construction resulting from higher spending in 2020 including the scheduled 2020 Grand Gulf refueling outage.

Income Taxes

The effective income tax rate was 22.8% for the second quarter 2021. The difference in the effective income tax rate for the second quarter 2021 versus the federal statutory rate of 21% was primarily due to state income taxes.

The effective income tax rate was (3.1%) for the six months ended June 30, 2021. The difference in the effective income tax rate for the six months ended June 30, 2021 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$242,469	$68,534

Cash flow provided by (used in):
Operating activities	44,451	84,736
Investing activities	(86,677)	(157,713)
Financing activities	(81,021)	4,550
Net decrease in cash and cash equivalents	(123,247)	(68,427)

Cash and cash equivalents at end of period	$119,222	$107

Operating Activities

Net cash flow provided by operating activities decreased $40.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to income tax payments of $39.1 million in 2021 and timing of collections of receivables, partially offset by a decrease in spending of $35.2 million on nuclear refueling outages in 2021 as compared to the same period in 2020 and timing of payments to vendors. System Energy had income tax payments in 2021 as a result of the amended Mississippi tax returns filed based on federal adjustments related to the resolution of the 2014-2015 IRS audit, as well as a portion of the payments made in accordance with an intercompany income tax allocation agreement. See Note 3 to the financial statements in the Form 10-K for discussion of the 2014-2015 IRS audit.

Investing Activities

Net cash flow used in investing activities decreased $71 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to:

•a decrease of $111 million in nuclear construction expenditures as a result of spending in 2020 on Grand Gulf outage projects and upgrades; and
•an increase of $67.2 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The decrease was partially offset by money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $56.1 million for the six months ended June 30, 2021 compared to decreasing by $59.3 million for the six months ended June 30, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Financing Activities

System Energy’s financing activities used $81 million of cash for the six months ended June 30, 2021 compared to providing $4.6 million of cash for the six months ended June 30, 2020 primarily due to the following activity:

•the repayment in February 2021 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity;
•money pool activity; and
•a decrease of $33.7 million in common stock dividends and distributions in order to maintain System Energy’s capital structure.

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

	June 30, 2021	December 31, 2020
Debt to capital	40.4%	42.7%
Effect of subtracting cash	(4.1%)	(8.5%)
Net debt to net capital	36.3%	34.2%

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

System Energy’s receivables from or (payables to) the money pool were as follows:

June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
(In Thousands)
$60,111	$4,004	($15,774)	$59,298

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2024. As of June 30, 2021, $45.7 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

In March 2021 the FERC ALJ issued an initial decision. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $59 million, which includes interest through June 30, 2021, and the estimated resulting annual rate reduction would be approximately $46 million. The estimated refund will continue to accrue interest until a final FERC decision is issued. Based on the course of the proceeding to date, System Energy has recorded a provision of $37 million, including interest, as of June 30, 2021.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. In April 2021, System Energy filed its brief on exceptions, in which it challenged the initial decision’s findings on both the return on equity and capital structure issues. Also in April 2021, the LPSC, APSC, MPSC, City Council, and the FERC trial staff filed briefs on exceptions. Reply briefs opposing exceptions were filed in May 2021 by System Energy, the FERC trial staff, the LPSC, APSC, MPSC, and the City Council. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. A hearing was held before a FERC ALJ in

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through June 30, 2021, is approximately $422 million, plus interest, which is approximately $119 million through June 30, 2021. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through June 30, 2021.

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

LPSC Authorization of Additional Complaints

As discussed in the Form 10-K, in May 2020 the LPSC authorized its staff to file additional complaints at the FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement. The LPSC directive notes that the initial decision issued by the presiding ALJ in the Grand Gulf sale-leaseback complaint proceeding did not address, for procedural reasons, certain rate issues raised by the LPSC and declined to order further investigation of rates charged by System

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Energy. The LPSC directive authorizes its staff to file complaints at the FERC “necessary to address these rate issues, to request a full investigation into the rates charged by System Energy for Grand Gulf power, and to seek rate refund, rate reduction, and such other remedies as may be necessary and appropriate to protect Louisiana ratepayers.” The LPSC directive further stated that the LPSC has seen “information suggesting that the Grand Gulf plant has been significantly underperforming compared to other nuclear plants in the United States, has had several extended and unexplained outages, and has been plagued with serious safety concerns.” The LPSC expressed concern that the costs paid by Entergy Louisiana's retail customers may have been detrimentally impacted, and authorized “the filing of a FERC complaint to address these performance issues and to seek appropriate refund, rate reduction, and other remedies as may be appropriate.”

Unit Power Sales Agreement Complaint

The first of the additional complaints was filed by the LPSC, the APSC, the MPSC and the City Council in September 2020. The first complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in abeyance pending the FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above. System Energy agreed that the hearing should be held in abeyance but sought rehearing of the FERC’s decision as related to matters set for hearing that were beyond the scope of the FERC’s jurisdiction or authority. The complainants sought rehearing of the FERC’s decision to hold the hearing in abeyance and filed a motion to proceed, which motion System Energy subsequently opposed. In June 2021, System Energy’s request for rehearing was denied by operation of law, and System Energy filed an appeal of the FERC’s orders in the Court of Appeals for the Fifth Circuit. The appeal is currently in abeyance.

Grand Gulf Prudence Complaint

The second of the additional complaints was filed at the FERC in March 2021 by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. The second complaint contains two primary allegations. First, it alleges that, based on the plant’s capacity factor and alleged safety performance, System Energy and the other respondents imprudently operated Grand Gulf during the period 2016-2020, and it seeks refunds of at least $360 million in alleged replacement energy costs, in addition to other costs, including those that can only be identified upon further investigation. Second, it alleges that the performance and/or management of the 2012 extended power uprate of Grand Gulf was imprudent, and it seeks refunds of all costs of the 2012 uprate that are determined to result from imprudent planning or management of the project. In addition to the requested refunds, the complaint asks that the FERC modify the Unit Power Sales Agreement to provide for full cost recovery only if certain performance indicators are met and to require pre-authorization of capital improvement projects in excess of $125 million before related costs may be passed through to customers in rates. In April 2021, System Energy and the other respondents filed their motion to dismiss and answer to the complaint. System Energy requested that the FERC dismiss the claims within the complaint. With respect to the claim concerning operations, System Energy argues that the complaint does not meet its legal burden because, among other reasons, it fails to allege any specific imprudent conduct. With respect to the claim concerning the uprate, System Energy argues that the complaint fails because, among other reasons, the complainants’ own conduct prevents them from raising a serious doubt as to the prudence of the uprate. System Energy also requests that the FERC dismiss other elements of the complaint, including the proposed modifications to the Unit Power Sales Agreement, because they are not warranted. Additional responsive pleadings were filed by the complainants and System Energy during the period from March through July 2021.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$161,313	$126,049	$279,059	$256,713

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	14,073	6,008	30,932	19,151
Nuclear refueling outage expenses	6,792	5,666	13,510	13,938
Other operation and maintenance	58,047	42,802	100,007	83,273
Decommissioning	9,625	9,248	19,154	18,405
Taxes other than income taxes	6,968	7,105	13,793	15,078
Depreciation and amortization	25,768	27,501	53,962	54,400
Other regulatory charges (credits) - net	(17,550)	(3,517)	(6,000)	(14,077)
TOTAL	103,723	94,813	225,358	190,168

OPERATING INCOME	57,590	31,236	53,701	66,545

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,355	3,200	2,466	6,784
Interest and investment income	(2,410)	12,108	25,032	17,446
Miscellaneous - net	(7,886)	(2,157)	(9,910)	(4,617)
TOTAL	(8,941)	13,151	17,588	19,613

INTEREST EXPENSE
Interest expense	9,579	8,534	19,114	17,074
Allowance for borrowed funds used during construction	(229)	(634)	(417)	(1,345)
TOTAL	9,350	7,900	18,697	15,729

INCOME BEFORE INCOME TAXES	39,299	36,487	52,592	70,429

Income taxes	8,969	7,496	(1,602)	12,925

NET INCOME	$30,330	$28,991	$54,194	$57,504

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$54,194	$57,504
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	101,640	88,343
Deferred income taxes, investment tax credits, and non-current taxes accrued	(3,052)	517
Changes in assets and liabilities:
Receivables	(15,877)	18,213
Accounts payable	(3,449)	(18,591)
Taxes accrued	(27,698)	6,020
Interest accrued	(1,102)	(12)
Other working capital accounts	442	(41,850)
Other regulatory assets	60,949	(21,072)
Other regulatory liabilities	49,033	(21,672)
Pension and other postretirement liabilities	(12,243)	(5,354)
Other assets and liabilities	(158,386)	22,690
Net cash flow provided by operating activities	44,451	84,736

INVESTING ACTIVITIES
Construction expenditures	(38,268)	(147,889)
Allowance for equity funds used during construction	2,466	6,784
Nuclear fuel purchases	(11,039)	(75,024)
Proceeds from the sale of nuclear fuel	12,754	9,573
Proceeds from nuclear decommissioning trust fund sales	418,042	275,563
Investment in nuclear decommissioning trust funds	(414,525)	(286,018)
Changes in money pool receivable - net	(56,107)	59,298
Net cash flow used in investing activities	(86,677)	(157,713)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	453,981	482,533
Retirement of long-term debt	(509,002)	(434,104)
Change in money pool payable - net	—	15,774
Common stock dividends and distributions paid	(26,000)	(59,653)
Net cash flow provided by (used in) financing activities	(81,021)	4,550

Net decrease in cash and cash equivalents	(123,247)	(68,427)
Cash and cash equivalents at beginning of period	242,469	68,534
Cash and cash equivalents at end of period	$119,222	$107

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$29,231	$8,589
Income taxes	$39,085	($4,000)

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$139	$26,086
Temporary cash investments	119,083	216,383
Total cash and cash equivalents	119,222	242,469
Accounts receivable:
Associated companies	127,194	57,743
Other	5,083	2,550
Total accounts receivable	132,277	60,293
Materials and supplies - at average cost	136,428	123,006
Deferred nuclear refueling outage costs	21,314	34,459
Prepayments and other	6,143	6,864
TOTAL	415,384	467,091

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,312,525	1,215,868
TOTAL	1,312,525	1,215,868

UTILITY PLANT
Electric	5,321,319	5,309,458
Construction work in progress	75,019	59,831
Nuclear fuel	133,364	175,005
TOTAL UTILITY PLANT	5,529,702	5,544,294
Less - accumulated depreciation and amortization	3,351,715	3,355,367
UTILITY PLANT - NET	2,177,987	2,188,927

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	478,014	538,963
Other	2,277	3,119
TOTAL	480,291	542,082

TOTAL ASSETS	$4,386,187	$4,413,968

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$50,324	$100,015
Accounts payable:
Associated companies	18,825	15,309
Other	38,862	41,313
Taxes accrued	55,279	82,977
Interest accrued	11,620	12,722
Other	4,246	4,248
TOTAL	179,156	256,584

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	349,912	359,835
Accumulated deferred investment tax credits	43,643	38,902
Regulatory liability for income taxes - net	132,794	151,829
Other regulatory liabilities	733,464	665,396
Decommissioning	988,064	968,910
Pension and other postretirement liabilities	113,169	125,412
Long-term debt	700,615	705,259
Other	36,630	61,295
TOTAL	3,098,291	3,076,838

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2021 and 2020	951,850	951,850
Retained earnings	156,890	128,696
TOTAL	1,108,740	1,080,546

TOTAL LIABILITIES AND EQUITY	$4,386,187	$4,413,968

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2019	$601,850	$110,218	$712,068

Net income	—	28,513	28,513
Common stock dividends and distributions	—	(13,653)	(13,653)
Balance at March 31, 2020	601,850	125,078	726,928

Net income	—	28,991	28,991
Common stock dividends and distributions	—	(46,000)	(46,000)
Balance at June 30, 2020	$601,850	$108,069	$709,919

Balance at December 31, 2020	$951,850	$128,696	$1,080,546

Net income	—	23,864	23,864
Common stock dividends and distributions	—	(21,000)	(21,000)
Balance at March 31, 2021	951,850	131,560	1,083,410

Net income	—	30,330	30,330
Common stock dividends and distributions	—	(5,000)	(5,000)
Balance at June 30, 2021	$951,850	$156,890	$1,108,740

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

The impacts of the COVID-19 pandemic and responsive measures taken on Entergy’s and its Utility operating companies’ business, results of operations, and financial condition are highly uncertain and cannot be predicted.

In December 2019 a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Since then, several variants of the COVID-19 virus have spread throughout the world, including the United States. To mitigate the spread of COVID-19, public health officials in the United States have both recommended and mandated wearing of masks and other precautions, including prohibitions on congregating in heavily-populated areas, mandated closure or limitations on the functions of non-essential business, and shelter-in-place orders or similar measures, including throughout Entergy’s service areas. While most of these mitigation measures have been lifted following the wide availability of COVID-19 vaccines, there is a risk that certain of these measures could be reinstated and/or continued, particularly given the recent spread within the Entergy service areas of the delta variant of COVID-19, and that such measures could have an adverse effect on the general economy, Entergy’s customers, and its operations.

Entergy and its Utility operating companies experienced a decline in commercial and industrial sales and an increase in arrearages and bad debt expense due to non-payment by customers, and while much of the commercial and industrial sales have recovered, such increased arrearages and bad debt expense are expected to continue, the extent and duration of which management cannot predict. The Utility operating companies have resumed disconnecting customers for non-payment of bills, but such disconnects could again be suspended at the Utility operating companies should another shelter-in-place order or similar measure occur and their regulators mandate. While they are working with regulators to ensure ultimate recovery for those and other COVID-19 related costs, the amount, method, and timing of such recovery is unknown. Entergy and its Registrant Subsidiaries also could experience, and in some cases have experienced, among other challenges, supply chain, vendor, and contractor disruptions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; delays in regulatory proceedings; workforce availability, health or safety issues; increased storm recovery costs; increased cybersecurity risks as a result of many employees telecommuting; volatility in the credit or capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available credit facilities); or other adverse impacts on their ability to execute on business strategies and initiatives.

Although the economy has been recovering, another economic decline could adversely impact Entergy’s and the Utility operating companies’ liquidity and cash flows, including through declining sales, reduced revenues, delays in receipts of customer payments, or increased bad debt expense. The Utility operating companies also may experience regulatory outcomes that require them to postpone planned investment and otherwise reduce costs due to the impact of the COVID-19 pandemic on their customers. In addition, if the COVID-19 pandemic creates additional disruptions or turmoil in the credit or financial markets, or adversely impacts Entergy’s credit metrics or ratings, such developments could adversely affect its ability to access capital on favorable terms and continue to meet its liquidity needs or cause a decrease in the value of its defined benefit pension trust funds, as well as its nuclear decommissioning trust funds, all of which are highly uncertain and cannot be predicted.

Entergy cannot predict the extent or duration of the outbreak, the impact of new variants of COVID-19, the timing, availability, distribution or effectiveness of a vaccine, anti-viral or other treatments for COVID-19, governmental responsive measures, or the extent of the effects or ultimate impacts on the global, national or local economy, the capital markets, or its customers, suppliers, operations, financial condition, results of operations, or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

4/01/2021-4/30/2021	—	$—	—	$350,052,918
5/01/2021-5/31/2021	—	$—	—	$350,052,918
6/01/2021-6/30/2021	—	$—	—	$350,052,918
Total	—	$—	—

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

National Ambient Air Quality Standards

See the Form 10-K for discussion of the National Ambient Air Quality Standards (NAAQS) set by the EPA in accordance with the Clean Air Act. Following are updates to that discussion.

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

Cross-State Air Pollution

As discussed in the Form 10-K, the Cross-State Air Pollution Rule (CSAPR) has been remanded to and modified by the EPA on multiple occasions. In September 2016 the EPA finalized the CSAPR Update Rule to address interstate transport for the 2008 ozone NAAQS. In September 2019 the D.C. Circuit upheld the EPA’s underlying approach to the Update Rule, but determined that it was inconsistent with the Clean Air Act because it failed to include deadlines consistent with the downward states’ deadlines for attainment. The court remanded the rule to the EPA for further consideration, but did not vacate it so the rule remains in effect pending the EPA’s further review. In April 2021, addressing the D.C. Circuit’s remand, the EPA finalized revisions to the Update Rule, which became effective June 29, 2021. The rule finalizes interstate transport obligations for 21 states. For 12 states, including Louisiana, the EPA further reduced the number of NOx emission allowances allocated to each state. Entergy is currently analyzing the potential impact on its facilities in Louisiana. Preliminary analysis indicates that ozone season NOx allowances may become more expensive in Louisiana, which could impact the cost of dispatching Entergy’s generating units located in Louisiana.

Regional Haze

As discussed in the Form 10-K, in January and February 2018, Entergy Arkansas, Entergy Mississippi, Entergy Power, and other co-owners received 60-day notice of intent to sue letters from the Sierra Club and the National Parks Conservation Association concerning allegations of violations of new source review and permitting provisions of the Clean Air Act at the Independence and White Bluff coal-burning units, respectively. In November 2018, following extensive negotiations, Entergy Arkansas, Entergy Mississippi, and Entergy Power entered a proposed settlement resolving those claims and reducing the risk that Entergy Arkansas, as operator of Independence and White Bluff, might be compelled under the Clean Air Act’s regional haze program to install costly emissions control technologies. Consistent with the terms of the settlement and in many cases also the Part II state implementation plan (SIP), Entergy Arkansas, along with co-owners, agreed to begin using only low-sulfur coal at Independence and White Bluff by mid-2021; agreed to cease using coal at White Bluff and Independence by the end of 2028 and 2030, respectively; agreed to cease operation of the remaining gas unit at Lake Catherine by the end of 2027; reserved the option to develop new generating sources at each plant site; and committed to installing or proposing to regulators at least 800 MWs of renewable generation by the end of 2027, with at least half installed or proposed by the end of 2022 (which includes two existing Entergy Arkansas projects) and with all qualifying co-owner projects counting toward satisfaction of the obligation. Under the settlement, the Sierra Club and the National Parks Conservation Association also waived certain potential existing claims under federal and state environmental law with respect to specified generating plants. The settlement, which formally resolves a complaint filed by the Sierra Club and the National Parks Conservation Association, was subject to approval by the U.S. District Court for the Eastern District of Arkansas. In November 2020 the court denied motions by the Arkansas Attorney General and the Arkansas Affordable Energy Coalition to intervene and to stay the proceedings. The proposed intervenors did not appeal the ruling. The District Court approved and entered the proposed settlement in March 2021. Entergy met the settlement deadline to use low-sulfur coal, is on target to meet the other requirements of the settlement, and is in compliance with other SIP requirements.

The second planning period (2018-2028) for the regional haze program requires states to examine sources for impacts on visibility and to prepare SIPs by July 31, 2021. Entergy has received information collection requests from Arkansas and Louisiana requesting an evaluation of technical and economic feasibility of various NOx and SO2 control technologies for Independence, Nelson 6, and Ninemile. Responses to the information requests have been submitted to the respective state agencies. Louisiana has issued its draft SIP which does not propose any additional air emissions controls for Entergy units in Louisiana. However, some public commenters believe additional air controls are cost-effective. It is not yet clear how the Louisiana Department of Environmental Quality (LDEQ) will respond in its final SIP, and the agency, like many other state agencies, did not meet the July 31, 2021 deadline to submit a SIP to the EPA for review. The LDEQ is now expected to finalize its Regional Haze SIP in late 2021 or early 2022.

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

Item 6.  Exhibits

3(a) -	Restated Certificate of Incorporation of Entergy Corporation, dated May 10, 2021 (3.1(i) to Form 8-K filed May 10, 2021 in 1-11299).

4(a) -
Third Amended and Restated Credit Agreement dated as of June 3, 2021, among Entergy Corporation, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent and LC Issuing Bank, MUFG Bank, Ltd., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4.1 to Form 8-K filed June 3, 2021 in 1-11299).

4(b) -
Third Amended and Restated Credit Agreement dated as of June 3, 2021, among Entergy Arkansas, LLC, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4.2 to Form 8-K filed June 3, 2021 in 1-10764).

4(c) -
Third Amended and Restated Credit Agreement dated as of June 3, 2021, among Entergy Louisiana, LLC, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, Wells Fargo Bank, National Association and BNP Paribas, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.3 to Form 8-K filed June 3, 2021 in 1-32718).

4(d) -
Third Amended and Restated Credit Agreement dated as of June 3, 2021, among Entergy Texas, Inc., as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BNP Paribas, Mizuho Bank, Ltd. and The Bank of Nova Scotia, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.4 to Form 8-K filed June 3, 2021 in 1-34360).

4(e) -
Third Amended and Restated Credit Agreement dated as of June 22, 2021, among Entergy New Orleans, LLC, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Bank of America, N.A., as Administrative Agent and LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4 to Form 8-K filed June 22, 2021 in 1-35747).

4(f) -	Officer’s Certificate No. 2-B-2 for System Energy Resources, Inc. relating to First Mortgage Bonds, MBFC Series due 2044 (4(a) to Form 8-K filed June 15, 2021 in 1-09067).

4(g) -
Trust Indenture, dated as of June 1, 2021, between the Mississippi Business Finance Corporation and The Bank of New York Mellon, as Indenture Trustee, relating to the Revenue Refunding Bonds (System Energy Resources, Inc. Project) Series 2021 (4(c) to Form 8-K filed June 15, 2021 in 1-09067).

4(h) -
Loan Agreement, dated as of June 1, 2021, between the Mississippi Business Finance Corporation and System Energy Resources, Inc. relating to the Revenue Refunding Bonds (System Energy Resources, Inc. Project) Series 2021 (4(d) to Form 8-K filed June 15, 2021 in 1-09067).

10(a) -	Amendment to Retention Agreement effective May 7, 2021 between Leo. P. Denault and Entergy Corporation (99.1 to Form 8-K filed May 10, 2021 in 1-11299).

10(b) -
Thirty-ninth Assignment of Availability Agreement, Consent and Agreement, dated as of June 15, 2021, among System Energy Resources, Inc., Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, The Bank of New York Mellon, as Mortgage Trustee and The Bank of New York Mellon, as Indenture Trustee (4(b) to Form 8-K filed June 15, 2001 in 1-09067).

*10(c) -	Restricted Stock Units Agreement Under The Entergy Corporation 2019 Omnibus Incentive Plan by and between Marcus V. Brown and Entergy Corporation effective May 17, 2021.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

**32(a) -	Section 1350 Certification for Entergy Corporation.

**32(b) -	Section 1350 Certification for Entergy Corporation.

**32(c) -	Section 1350 Certification for Entergy Arkansas.

**32(d) -	Section 1350 Certification for Entergy Arkansas.

**32(e) -	Section 1350 Certification for Entergy Louisiana.

**32(f) -	Section 1350 Certification for Entergy Louisiana.

**32(g) -	Section 1350 Certification for Entergy Mississippi.

**32(h) -	Section 1350 Certification for Entergy Mississippi.

**32(i) -	Section 1350 Certification for Entergy New Orleans.

**32(j) -	Section 1350 Certification for Entergy New Orleans.

**32(k) -	Section 1350 Certification for Entergy Texas.

**32(l) -	Section 1350 Certification for Entergy Texas.

**32(m) -	Section 1350 Certification for System Energy.

**32(n) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date:    August 6, 2021