Form 10-Q
period 2021-09-30
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2021-11-05
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at October 29, 2021
Entergy Corporation	($0.01 par value)	200,981,298

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2020 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•continuing long-term risks and uncertainties associated with the termination of the System Agreement in 2016, including the potential absence of federal authority to resolve certain issues among the Utility operating companies and their retail regulators and current and potential future claims brought by retail regulators against System Energy Resources, Inc.;
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
•variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes (including from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Hurricane Ida), ice storms, or other weather events and the recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance, as well as any related unplanned outages;
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
•The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of the operation and shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants, including the planned shutdown of Palisades, the only remaining plant in Entergy Wholesale Commodities’ merchant nuclear fleet.

See Note 7 to the financial statements herein for financial information regarding Entergy’s business segments.

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic and its effects on Entergy’s business.

Hurricane Ida

In August 2021, Hurricane Ida caused extensive damage to the Entergy distribution and transmission systems across Louisiana resulting in widespread power outages. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Ida are currently estimated to be in the range of $2.1 billion to $2.5 billion. Most of the storm costs were incurred by Entergy Louisiana and Entergy New Orleans. Also, Utility revenues in 2021 were adversely affected by extended power outages resulting from the hurricane.

Entergy has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy recorded corresponding regulatory assets of approximately $850 million and construction work in progress of approximately $1.3 billion. Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. There are well-established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy has not gone through the regulatory process regarding these storm costs, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Entergy is considering all available avenues to recover storm-related costs from Hurricane Ida, including federal government assistance and securitization financing. In September 2021, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments to facilitate issuance of approximately $1 billion of shorter-term bonds to provide interim financing for restoration costs associated with Hurricane Ida, which bonds were issued in October 2021. Also in September 2021, Entergy Louisiana sought approval for the creation and funding of a $1 billion restricted escrow account for Hurricane Ida restoration costs. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Results of Operations

Third Quarter 2021 Compared to Third Quarter 2020

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the third quarter 2021 to the third quarter 2020 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2020 Net Income (Loss) Attributable to Entergy Corporation	$551,550	$30,226	($60,657)	$521,119

Operating revenues	502,054	(52,096)	6	449,964
Fuel, fuel-related expenses, and gas purchased for resale	306,047	10,063	7	316,117
Purchased power	52,926	(6,511)	(7)	46,408
Other regulatory charges (credits) - net	97,704	—	—	97,704
Other operation and maintenance	11,658	(62,748)	348	(50,742)
Asset write-offs, impairments, and related charges	—	(4,600)	—	(4,600)
Taxes other than income taxes	18,777	(7,833)	(22)	10,922
Depreciation and amortization	32,089	(11,935)	13	20,167
Other income (deductions)	60,195	(78,267)	(291)	(18,363)
Interest expense	7,768	(2,125)	7,126	12,769
Other expenses	614	(36,480)	—	(35,866)
Income taxes	15,850	(3,485)	(3,527)	8,838
2021 Net Income (Loss) Attributable to Entergy Corporation	$570,366	$25,517	($64,880)	$531,003

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the third quarter 2021 to the third quarter 2020:

Amount
(In Millions)
2020 operating revenues	$2,689
Fuel, rider, and other revenues that do not significantly affect net income	392
Retail electric price	133
Volume/weather	(23)
2021 operating revenues	$3,191

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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
•increases in Entergy Louisiana’s overall formula rate plan revenues, including an increase in the transmission recovery mechanism effective September 2020, an interim increase effective December 2020 due to the inclusion of the first-year revenue requirement for the Washington Parish Energy Center, and an increase in formula rate plan revenues implemented with the first billing cycle of September 2021;
•increases in Entergy Mississippi’s formula rate plan rates effective with the first billing cycles of April 2021 and July 2021;
•an interim increase in Entergy New Orleans’s formula rate plan revenues resulting from the recovery of New Orleans Power Station costs, effective November 2020; and
•the implementation of the generation cost recovery rider, which includes the first-year revenue requirement for the Montgomery County Power Station, effective January 2021, an increase in the transmission cost recovery factor rider effective March 2021, and increases in the distribution cost recovery factor rider effective October 2020 and March 2021, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to a decrease in usage during the unbilled sales period, a decrease in usage from residential customers, and the effect of less favorable weather on residential and commercial sales, partially offset by an increase in industrial usage. The decrease in residential usage was primarily due to the effects of Hurricane Ida in the third quarter 2021 and due to the impact that the COVID-19 pandemic had on prior year usage, partially offset by the effects of Hurricane Laura in the third quarter 2020. The increase in industrial usage was primarily due to an increase in demand from expansion projects, primarily in the transportation, metals, and chemicals industries, an increase in demand from existing customers, primarily in the gases and chemicals industries as a result of prior year temporary plant shutdowns and operational issues, and an increase in demand from mid-to-small and cogeneration customers. See “Hurricane Ida” above and see the “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the impacts from the storms. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the COVID-19 pandemic.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Billed electric energy sales for Utility for the three months ended September 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	11,218	11,634	(4)
Commercial	7,795	7,791	—
Industrial	13,187	11,994	10
Governmental	660	660	—
Total retail	32,860	32,079	2
Sales for resale	4,350	4,881	(11)
Total	37,210	36,960	1

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $214 million for the third quarter 2020 to $162 million for the third quarter 2021 primarily due to the shutdown of Indian Point 3 in April 2021.

Following are key performance measures for Entergy Wholesale Commodities for the third quarters 2021 and 2020:

	2021	2020
Owned capacity (MW) (a)	1,205	2,246
GWh billed	2,166	4,332

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	97%	83%
GWh billed	1,702	3,943
Average energy price ($/MWh)	$69.35	$39.51
Average capacity price ($/kW-month)	$0.15	$3.62
Refueling outage days:
Palisades	—	32

(a)The reduction in owned capacity is due to the shutdown of the 1,041 MW Indian Point 3 plant in April 2021.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $632 million for the third quarter 2020 to $644 million for the third quarter 2021 primarily due to:

•an increase of $10 million in distribution operations expenses primarily due to higher contractor costs and higher reliability costs;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•an increase of $9 million in non-nuclear generation expenses primarily due to higher contract costs, higher materials and supplies costs, and higher expenses associated with plants placed in service, including the Washington Parish Energy Center, purchased in November 2020, and the Montgomery County Power Station, which began commercial operation in January 2021; and
•an increase of $8 million in compensation and benefits costs in 2021 primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

The increase was partially offset by a gain of $15 million, recorded in the third quarter 2021, on the sale of a pipeline.

Taxes other than income taxes increased primarily due to increases in franchise taxes and increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Montgomery County Power Station.

Other regulatory charges (credits) - net includes regulatory credits of $14 million, recorded in the third quarter 2020 at Entergy Arkansas, to reflect the amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2019 formula rate plan filing. Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation related costs collected in revenue. Entergy Arkansas recorded regulatory charges in the third quarter 2021 as a result of portfolio rebalancing for the ANO 1 and ANO 2 decommissioning trust funds.

Other income increased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of certain of the decommissioning trust funds in the third quarter 2021.

Interest expense increased primarily due to:

•the issuances by Entergy Louisiana of $1.1 billion of 0.62% Series mortgage bonds, $300 million of 2.90% Series mortgage bonds, and $300 million of 1.60% Series mortgage bonds, each in November 2020;
•the issuances by Entergy Louisiana of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•the issuance by Entergy Mississippi of $200 million of 3.50% Series mortgage bonds in March 2021; and
•a decrease in the allowance for borrowed funds used during construction due to higher construction work in progress in 2020, including the Montgomery County Power Station project.

The increase was partially offset by the repayments by Entergy Louisiana of $200 million of 5.25% Series mortgage bonds and $100 million of 4.70% Series mortgage bonds, each in December 2020, and the repayment by Entergy Louisiana of $200 million of 4.8% Series mortgage bonds in May 2021.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $114 million for the third quarter 2020 to $51 million for the third quarter 2021 primarily due to:

•a decrease of $49 million primarily resulting from the absence of expenses from Indian Point 3, after it was shut down in April 2021; and
•a decrease of $15 million in severance and retention expenses. Severance and retention expenses were incurred in 2021 and 2020 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses.

Depreciation and amortization expenses decreased primarily due to the absence of depreciation expense from Indian Point 3, after it was shut down in April 2021.

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

Income Taxes

The effective income tax rate was 22.8% for the third quarter 2021. The difference in the effective income tax rate for the third quarter 2021 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020 showing how much the line items increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2020 Net Income (Loss) Attributable to Entergy Corporation	$1,216,235	$3,882	($219,751)	$1,000,366

Operating revenues	1,464,365	(187,479)	20	1,276,906
Fuel, fuel-related expenses, and gas purchased for resale	693,410	11,533	(3)	704,940
Purchased power	241,409	8,527	3	249,939
Other regulatory charges (credits)	107,770	—	—	107,770
Other operation and maintenance	150,458	(151,789)	148	(1,183)
Asset write-offs, impairments, and related charges	—	328,894	—	328,894
Taxes other than income taxes	24,177	(29,821)	240	(5,404)
Depreciation and amortization	98,045	(45,123)	(170)	52,752
Other income (deductions)	44,706	(12,983)	10,173	41,896
Interest expense	31,701	(6,039)	5,557	31,219
Other expenses	(682)	(47,113)	—	(47,795)
Income taxes	126,183	(53,548)	(34,193)	38,442
2021 Net Income (Loss) Attributable to Entergy Corporation	$1,252,835	($212,101)	($181,140)	$859,594

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Results of operations for the nine months ended September 30, 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements herein for further discussion of the sale of the Indian Point Energy Center.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020:

Amount
(In Millions)
2020 operating revenues	$6,997
Fuel, rider, and other revenues that do not significantly affect net income	1,086
Retail electric price	310
Volume/weather	84
Return of unprotected excess accumulated deferred income taxes to customers	(16)
2021 operating revenues	$8,461

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
•increases in Entergy Louisiana’s overall formula rate plan revenues, including an interim increase effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station, an increase in the transmission recovery mechanism effective September 2020, an interim increase effective December 2020 due to the inclusion of the first-year revenue requirement for the Washington Parish Energy Center, and an increase in formula rate plan revenues implemented with the first billing cycle of September 2021;
•increases in Entergy Mississippi’s formula rate plan rates effective with the first billing cycles of April 2020, April 2021, and July 2021;
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

The volume/weather variance is primarily due to an increase of 2,547 GWh, or 3%, in billed electricity usage, including the effect of more favorable weather on residential sales and an increase in industrial usage, partially offset by a decrease in weather-adjusted residential usage. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the transportation, metals, and chemicals industries, and an increase in demand from cogeneration customers, partially offset by decreased demand from existing customers in the chemicals and petroleum refining industries as a result of temporary plant shutdowns and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

operational issues. The decrease in weather-adjusted residential usage was primarily due to the effects of Hurricane Ida in the third quarter 2021 and due to the impact that the COVID-19 pandemic had on prior year usage, partially offset by the effects of Hurricane Laura in the third quarter 2020. See “Hurricane Ida” above and see the “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the impacts from the storms. See “The COVID-19 Pandemic” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the COVID-19 pandemic.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in the second quarter 2018. In the nine months ended September 30, 2021, $71 million was returned to customers through reductions in operating revenues as compared to $55 million in the nine months ended September 30, 2020. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Billed electric energy sales for Utility for the nine months ended September 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	28,178	27,519	2
Commercial	20,299	20,106	1
Industrial	37,335	35,655	5
Governmental	1,841	1,826	1
Total retail	87,653	85,106	3
Sales for resale	13,365	11,109	20
Total	101,018	96,215	5

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $746 million for the nine months ended September 30, 2020 to $559 million for the nine months ended September 30, 2021 primarily due to the shutdown of Indian Point 2 in April 2020 and the shutdown of Indian Point 3 in April 2021.

Following are key performance measures for Entergy Wholesale Commodities for the nine months ended September 30, 2021 and 2020:

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

	2021	2020
Owned capacity (MW) (a)	1,205	2,246
GWh billed	9,265	16,047

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	97%	94%
GWh billed	8,046	14,782
Average energy price ($/MWh)	$54.65	$41.61
Average capacity price ($/kW-month)	$0.26	$2.06
Refueling outage days:
Palisades	—	32

(a)The reduction in owned capacity is due to the shutdown of the 1,041 MW Indian Point 3 plant in April 2021.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,787 million for the nine months ended September 30, 2020 to $1,937 million for the nine months ended September 30, 2021 primarily due to:

•an increase of $33 million in non-nuclear generation expenses primarily due to a higher scope of work performed during plant outages in 2021 as compared to 2020, higher contract costs, higher materials and supplies costs, and higher expenses associated with plants placed in service, including the Lake Charles Power Station, which began commercial operation in March 2020; the New Orleans Power Station, which began commercial operation in May 2020; the Washington Parish Energy Center, purchased in November 2020; and the Montgomery County Power Station, which began commercial operation in January 2021;
•an increase of $29 million in distribution operations expenses primarily due to higher contractor costs, higher reliability costs, and higher vegetation maintenance costs;
•an increase of $27 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, and a higher scope of work performed in 2021 as compared to 2020;
•an increase of $25 million in compensation and benefits costs in 2021 primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs;
•lower nuclear insurance refunds of $13 million;
•an increase of $12 million as a result of the amount of transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;
•an increase of $10 million primarily due to contract costs in 2021 related to customer solutions and sustainability initiatives; and
•several individually insignificant items.

The increase was partially offset by a gain of $15 million, recorded in 2021, on the sale of a pipeline and a decrease of $14 million in meter reading expenses as a result of the deployment of advanced metering systems.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Lake Charles Power Station and the Montgomery County Power Station.

Other regulatory charges (credits) - net includes:

•regulatory credits of $36 million, recorded in 2020 at Entergy Arkansas, to reflect the amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2019 formula rate plan filing;
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
•regulatory credits of $20 million, recorded in the second quarter 2021 at Entergy Mississippi, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding. See Note 2 to the financial statements herein for discussion of the 2021 formula rate plan filing; and
•regulatory credits of $10 million, recorded in the first quarter 2020 at Entergy New Orleans, to reflect compliance with terms of the 2018 combined rate case resolution approved by the City Council in February 2020.

Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation related costs collected in revenue. Entergy Arkansas recorded regulatory charges in the third quarter 2021 as a result of portfolio rebalancing for the ANO 1 and ANO 2 decommissioning trust funds.

Other income increased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of certain of the decommissioning trust funds in 2021, partially offset by a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Lake Charles Power Station project and the Montgomery County Power Station project.

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
•the issuance by Entergy Mississippi of $170 million of 3.50% Series mortgage bonds in May 2020 and an additional $200 million in a reopening of the same series in March 2021; and
•a decrease in the allowance for borrowed funds used during construction due to higher construction work in progress in 2020, including the Lake Charles Power Station project and the Montgomery County Power Station project.

The increase was partially offset by:

•the repayments by Entergy Louisiana of $200 million of 5.25% Series mortgage bonds and $100 million of 4.70% Series mortgage bonds, each in December 2020; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
•the repayment by Entergy Louisiana of $200 million of 4.8% Series mortgage bonds in May 2021.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $385 million for the nine months ended September 30, 2020 to $233 million for the nine months ended September 30, 2021 primarily due to:

•a decrease of $112 million resulting from the absence of expenses from Indian Point 2, after it was shut down in April 2020, and Indian Point 3, after it was shut down in April 2021; and
•a decrease of $43 million in severance and retention expenses. Severance and retention expenses were incurred in 2021 and 2020 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses.

Asset write-offs, impairments, and related charges for the nine months ended September 30, 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements herein for further discussion of the sale of the Indian Point Energy Center. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet.

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

Other income decreased primarily due to lower gains on decommissioning trust fund investments including the absence of earnings from nuclear decommissioning trust funds that were transferred in the sale of the Indian Point Energy Center in May 2021. The decrease was partially offset by lower non-service pension costs. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments. See Note 14 to the financial statements herein for further discussion of the sale of the Indian Point Energy Center. See Note 6 to the financial statements herein and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefits costs.

Other expenses decreased primarily due to the absence of decommissioning expense from Indian Point 2 and Indian Point 3, after the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements herein for further discussion of the sale of the Indian Point Energy Center.

Income Taxes

The effective income tax rate was 19.1% for the nine months ended September 30, 2021. The difference in the effective income tax rate for the nine months ended September 30, 2021 versus the federal statutory rate of 21%

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

was primarily due to the amortization of excess accumulated deferred income taxes, a reduction of a valuation allowance, book and tax differences related to the allowance for equity funds used during construction, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 10 to the financial statements herein for discussion of the valuation allowance reduction.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
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

Subject to the conditions discussed in the Form 10-K, the transaction is expected to close by the end of 2022. Entergy intends to shut down Palisades permanently no later than May 31, 2022. As of September 30, 2021, Entergy’s adjusted net investment in Palisades was ($25) million. The primary variables in the ultimate loss or gain that Entergy will incur on the transaction are the values of the nuclear decommissioning trust and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing.

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business of approximately $10 million in 2021, of which $9 million has been incurred as of September 30, 2021, and a total of approximately $5 million in 2022. In addition, Entergy Wholesale Commodities incurred impairment charges primarily related to expenditures for capital assets of $5 million for the nine months ended September 30, 2021. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy as of September 30, 2021 is primarily due to the net issuance of debt in 2021.

	September 30, 2021	December 31, 2020
Debt to capital	69.1%	68.3%
Effect of excluding securitization bonds	(0.1%)	(0.2%)
Debt to capital, excluding securitization bonds (a)	69.0%	68.1%
Effect of subtracting cash	(0.9%)	(1.7%)
Net debt to net capital, excluding securitization bonds (a)	68.1%	66.4%

(a)Calculation excludes the Louisiana, New Orleans, and Texas securitization bonds, which are non-recourse to Entergy Louisiana, Entergy New Orleans, and Entergy Texas, respectively.

As of September 30, 2021, 23.3% of the debt outstanding is at the parent company, Entergy Corporation, 76.2% is at the Utility, and 0.5% is at Entergy Wholesale Commodities. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2026.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2021 was 1.60% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2021:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$325	$6	$3,169
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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
billion. As of September 30, 2021, Entergy Corporation had approximately $1,006 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2021 was 0.30%.

Entergy Mississippi had a total of $33 million in storm reserve escrow accounts at September 30, 2021.

Equity Issuances and Equity Distribution Program

Entergy Corporation currently expects to issue approximately $1.5 billion of equity from 2021 through 2024. Entergy is considering various methods, including, among others, at the market distributions, block trades, and preferred equity issuances. In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $1 billion. See Note 3 to the financial statements herein for discussion of the forward sales agreements and common stock issuances and sales under the equity distribution program.

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

Preliminary Capital Investment Plan Estimate for 2022-2024

Entergy is developing its capital investment plan for 2022 through 2024 and currently anticipates that the Utility will make approximately $11.7 billion in capital investments during that period, excluding capital spending as a result of Hurricane Ida, and that Entergy Wholesale Commodities will make approximately $5 million in capital investments during that period. The preliminary Utility estimate includes generation projects to modernize, decarbonize, and diversify Entergy’s portfolio, such as the Sunflower Solar Facility, West Memphis Solar Facility, Walnut Bend Solar Facility, and Orange County Advanced Power Station; investments in Entergy’s nuclear fleet; distribution and Utility support spending to deliver reliability, resilience, and customer experience; transmission spending to drive reliability and resilience and support customers’ sustainability goals for renewable expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

Searcy Solar Facility

As discussed in the Form 10-K, in April 2020 the APSC issued an order approving Entergy Arkansas’s acquisition of the Searcy Solar facility as being in the public interest. In May 2021, Entergy Arkansas filed with the APSC an application seeking to amend its certificate for the Searcy Solar facility to allow for the use of a tax equity partnership. The tax equity partnership structure is expected to reduce costs and yield incremental net benefits to customers beyond those expected under the build-own-transfer structure alone. The APSC approved Entergy Arkansas’s tax equity partnership request in September 2021. Subject to the terms of the tax equity partnership, Entergy Arkansas will purchase the facility upon mechanical completion and after the other purchase contingencies have been met. Closing is expected to occur by the end of 2021.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

West Memphis Solar Facility

In January 2021, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 180 MW West Memphis Solar Facility is in the public interest. In October 2021 the APSC granted Entergy Arkansas’s petition and approved the acquisition of the West Memphis Solar Facility and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. Closing is expected to occur in 2023.

Sunflower Solar Facility

As discussed in the Form 10-K, in November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi. The estimated base purchase price is approximately $138.4 million. The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The project is being built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism to recover the non-fuel related costs of additional owned capacity owned by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility. Recovery through the interim capacity rate adjustment requires MPSC approval for each new resource. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar Facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions including: (i) that Entergy Mississippi pursue a partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the level of recoverable costs. Closing is targeted to occur by the end of second quarter 2022.

Liberty County Solar Facility

In September 2020, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to acquire the 100 MW Liberty County Solar Facility and a determination that Entergy Texas’s acquisition of the facility through a tax equity partnership is in the public interest. In its preliminary order, the PUCT determined that, in considering Entergy Texas’s application, it would not specifically address whether Entergy Texas’s use of a tax equity partnership is in the public interest. In March 2021 intervenors and PUCT staff filed testimony, and Entergy Texas filed rebuttal testimony in April 2021. A hearing on the merits was held in April 2021. In July 2021 the presiding ALJs issued a proposal for decision recommending that the PUCT deny the certification requested in the application. In October 2021 the PUCT issued an order adopting the ALJs’ proposal for decision and denying Entergy Texas’s application. Entergy Texas is reviewing the order and evaluating its options.

Orange County Advanced Power Station

In September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined-cycle combustion turbine facility to be located in Bridge City, Texas at an expected

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
total cost of $1.19 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. Subject to receipt of required regulatory approvals and other conditions, the facility is expected to be in-service by May 2026.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its October 2021 meeting, the Board declared a dividend of $1.01 per share, an increase from the previous $0.95 quarterly dividend per share that Entergy has paid since the third quarter 2020.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2021 and 2020 were as follows:

	2021	2020
	(In Millions)
Cash and cash equivalents at beginning of period	$1,759	$426

Cash flow provided by (used in):
Operating activities	2,011	2,370
Investing activities	(3,862)	(3,256)
Financing activities	1,092	1,700
Net increase (decrease) in cash and cash equivalents	(759)	814

Cash and cash equivalents at end of period	$1,000	$1,240

Operating Activities

Net cash flow provided by operating activities decreased $359 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the following activity:

•increased fuel costs, including those related to Winter Storm Uri. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•an increase of approximately $178 million in storm spending. See “Hurricane Ida” above and see the “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of storm restoration efforts;
•an increase of $158 million in pension contributions in 2021 as compared to the same period in 2020. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;
•lower Entergy Wholesale Commodities revenues in 2021;
•an increase of $104 million in severance and retention payments in 2021 as compared to prior period. See Note 7 to the financial statements herein for a discussion of the severance and retention payments related to Entergy Wholesale Commodities. See “Entergy Wholesale Commodities Exit from the Merchant

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Power Business” above for a discussion of management’s strategy to exit the Entergy Wholesale Commodities merchant power business;
•income tax payments of $29 million in 2021 compared to income tax refunds of $2 million in 2020. Entergy had net income tax payments in 2021 as a result of amended Mississippi state tax returns filed and other state income taxes paid, offset by federal income tax refunds received associated with the completion of the 2014-2015 IRS audit. Entergy had income tax refunds in 2020 as a result of an overpayment on a prior year state income tax return;
•a decrease of $20 million in proceeds received from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•a decrease of $18 million of nuclear insurance refunds.

The decrease was partially offset by:

•the timing of collections of receivables from customers;
•the effect of more favorable weather on billed Utility sales in 2021; and
•a decrease in spending of $25 million on nuclear refueling outages in 2021 as compared to prior period.

Investing Activities

Net cash flow used in investing activities increased $606 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to:

•an increase of $874 million in distribution construction expenditures primarily due to storm spending in 2021 and increased spending on the reliability and infrastructure of the distribution system, partially offset by lower spending in 2021 on advanced metering infrastructure; and
•an increase of $265 million in transmission construction expenditures primarily due to storm spending in 2021, partially offset by a lower scope of work on non-storm projects performed in 2021 as compared to 2020.

See “Hurricane Ida” above and see the “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of storm restoration efforts. The increase was partially offset by:

•a decrease of $258 million in non-nuclear generation construction expenditures primarily due to higher spending in 2020 on the Montgomery County Power Station, Lake Charles Power Station, New Orleans Power Station, and New Orleans Solar Station projects;
•a decrease of $76 million in nuclear construction expenditures primarily due to decreased spending on various nuclear projects in 2021;
•a decrease of $75 million in decommissioning trust fund investment activity;
•a decrease of $50 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•a decrease of $45 million in information technology expenditures primarily due to decreased spending on various technology projects in 2021, including advanced metering infrastructure; and
•an increase of $45 million in net receipts from storm reserve escrow accounts.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Financing Activities

Net cash flow provided by financing activities decreased $608 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to:

•long-term debt activity providing approximately $2,222 million of cash in 2021 compared to providing approximately $2,784 million of cash in 2020;
•an increase of $73 million in net repayments of commercial paper in 2021 compared to 2020; and
•a decrease of $36 million in treasury stock issuances in 2021 due to a larger amount of previously repurchased Entergy Corporation common stock issued in 2020 to satisfy stock option exercises.

The decrease was partially offset by:

•an increase of $50 million primarily due to higher prepaid deposits related to contributions-in-aid-of-construction generation interconnection agreements in 2021 as compared to 2020; and
•net sales proceeds of $27 million from the issuance of common stock in 2021 under the at the market equity distribution program. See Note 3 to the financial statements herein for discussion of the equity distribution program.

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

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  See “Entergy Wholesale Commodities Exit from the Merchant Power Business” above and in the Form 10-K for a discussion of management’s strategy to shut down and sell all remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet.  As of September 30, 2021, Palisades is the only remaining plant in the Entergy Wholesale Commodities merchant nuclear fleet. Almost all of the Palisades output is sold under a power purchase agreement that is scheduled to expire in 2022. Planned generation currently under contract from the Palisades plant is 99% for the remainder of 2021, all of which is sold under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2021 is 1.7 TWh.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Portfolio

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At September 30, 2021, based on power prices at that time, Entergy had liquidity exposure of $33 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $7 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of September 30, 2021, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements. As of September 30, 2021, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by an insignificant amount for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of September 30, 2021, substantially all of the credit exposure associated with the planned energy output under contract for the Palisades plant through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

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

In March 2021 the NRC placed Grand Gulf in Column 3 based on the incidence of five unplanned plant scrams during calendar year 2020, some of which were related to upgrades made to the plant’s turbine control system during the spring 2020 refueling outage. The NRC conducted a supplemental inspection of Grand Gulf in accordance with its inspection procedures for nuclear plants in Column 3 and, in October 2021, notified Entergy that all inspection objectives were met. A formal report on the inspection is expected in late 2021.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$3,159,969	$2,666,805	$8,339,764	$6,907,999
Natural gas	31,254	22,357	121,420	88,829
Competitive businesses	162,309	214,406	559,256	746,706
TOTAL	3,353,532	2,903,568	9,020,440	7,743,534

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	737,785	421,668	1,865,016	1,160,076
Purchased power	311,332	264,924	943,438	693,499
Nuclear refueling outage expenses	43,309	44,384	130,747	139,496
Other operation and maintenance	700,595	751,337	2,188,498	2,189,681
Asset write-offs, impairments, and related charges	(139)	4,461	345,226	16,332
Decommissioning	60,364	95,155	245,205	284,251
Taxes other than income taxes	182,347	171,425	494,960	500,364
Depreciation and amortization	421,745	401,578	1,257,809	1,205,057
Other regulatory charges (credits) - net	68,324	(29,380)	45,464	(62,306)
TOTAL	2,525,662	2,125,552	7,516,363	6,126,450

OPERATING INCOME	827,870	778,016	1,504,077	1,617,084

OTHER INCOME
Allowance for equity funds used during construction	17,180	24,915	48,629	89,238
Interest and investment income	75,112	127,857	289,757	195,826
Miscellaneous - net	(16,797)	(58,914)	(140,571)	(129,145)
TOTAL	75,495	93,858	197,815	155,919

INTEREST EXPENSE
Interest expense	216,612	207,811	642,839	630,199
Allowance for borrowed funds used during construction	(7,112)	(11,080)	(20,088)	(38,667)
TOTAL	209,500	196,731	622,751	591,532

INCOME BEFORE INCOME TAXES	693,865	675,143	1,079,141	1,181,471

Income taxes	158,282	149,444	205,808	167,366

CONSOLIDATED NET INCOME	535,583	525,699	873,333	1,014,105

Preferred dividend requirements of subsidiaries	4,580	4,580	13,739	13,739

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$531,003	$521,119	$859,594	$1,000,366

Earnings per average common share:
Basic	$2.64	$2.60	$4.28	$5.00
Diluted	$2.63	$2.59	$4.26	$4.98

Basic average number of common shares outstanding	200,963,049	200,220,018	200,756,267	200,063,256
Diluted average number of common shares outstanding	202,003,329	201,115,768	201,568,508	200,957,465

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020

	(In Thousands)

Net Income	$535,583	$525,699	$873,333	$1,014,105

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss) (net of tax expense (benefit) of $—, ($4,408), ($7,935), and ($16,945))	24	(16,558)	(29,778)	(63,674)
Pension and other postretirement liabilities (net of tax expense of $2,596, $4,697, $15,141, and $24,487)	8,838	17,437	53,903	88,560
Net unrealized investment gain (loss) (net of tax expense (benefit) of ($1,259), ($1,513), ($26,867), and $18,042)	(2,162)	(2,695)	(46,957)	31,614
Other comprehensive income (loss)	6,700	(1,816)	(22,832)	56,500

Comprehensive Income	542,283	523,883	850,501	1,070,605
Preferred dividend requirements of subsidiaries	4,580	4,580	13,739	13,739
Comprehensive Income Attributable to Entergy Corporation	$537,703	$519,303	$836,762	$1,056,866

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$873,333	$1,014,105
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,696,323	1,694,904
Deferred income taxes, investment tax credits, and non-current taxes accrued	280,193	320,726
Asset write-offs, impairments, and related charges	345,200	16,117
Changes in working capital:
Receivables	(245,082)	(200,990)
Fuel inventory	46,951	(608)
Accounts payable	362,529	174,083
Taxes accrued	19,611	206,769
Interest accrued	29,313	10,866
Deferred fuel costs	(356,833)	(48,162)
Other working capital accounts	(94,791)	(114,492)
Changes in provisions for estimated losses	(72,577)	(38,029)
Changes in other regulatory assets	(631,172)	(130,533)
Changes in other regulatory liabilities	117,301	(38,371)
Changes in pension and other postretirement liabilities	(422,028)	(270,144)
Other	62,712	(226,075)
Net cash flow provided by operating activities	2,010,983	2,370,166

INVESTING ACTIVITIES
Construction/capital expenditures	(3,925,632)	(3,175,559)
Allowance for equity funds used during construction	48,629	89,238
Nuclear fuel purchases	(127,606)	(177,385)
Payment for purchase of plant or assets	(36,534)	(24,633)
Net proceeds from sale of assets	17,421	—
Changes in securitization account	13,862	791
Payments to storm reserve escrow account	(23)	(2,244)
Receipts from storm reserve escrow account	83,105	40,647
Increase (decrease) in other investments	4,239	(9,821)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	49,236	67,252
Proceeds from nuclear decommissioning trust fund sales	4,475,142	1,597,492
Investment in nuclear decommissioning trust funds	(4,463,814)	(1,661,660)
Net cash flow used in investing activities	(3,861,975)	(3,255,882)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	6,269,152	8,170,607
Treasury stock	5,613	41,784
Common stock	26,817	—
Retirement of long-term debt	(4,046,791)	(5,386,227)
Changes in credit borrowings and commercial paper - net	(621,168)	(548,522)
Other	44,176	(5,941)
Dividends paid:
Common stock	(572,131)	(558,121)
Preferred stock	(13,739)	(13,922)
Net cash flow provided by financing activities	1,091,929	1,699,658

Net increase (decrease) in cash and cash equivalents	(759,063)	813,942

Cash and cash equivalents at beginning of period	1,759,099	425,722

Cash and cash equivalents at end of period	$1,000,036	$1,239,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$590,581	$599,683
Income taxes	$29,454	($2,484)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$44,215	$128,851
Temporary cash investments	955,821	1,630,248
Total cash and cash equivalents	1,000,036	1,759,099
Accounts receivable:
Customer	981,996	833,478
Allowance for doubtful accounts	(96,087)	(117,794)
Other	159,252	135,208
Accrued unbilled revenues	485,648	434,835
Total accounts receivable	1,530,809	1,285,727
Deferred fuel costs	209,853	4,380
Fuel inventory - at average cost	125,983	172,934
Materials and supplies - at average cost	1,032,260	962,185
Deferred nuclear refueling outage costs	140,642	179,150
Prepayments and other	193,084	196,424
TOTAL	4,232,667	4,559,899

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	5,235,496	7,253,215
Non-utility property - at cost (less accumulated depreciation)	352,706	343,328
Other	123,720	214,222
TOTAL	5,711,922	7,810,765

PROPERTY, PLANT, AND EQUIPMENT
Electric	61,608,960	59,696,443
Natural gas	642,708	610,768
Construction work in progress	2,912,379	2,012,030
Nuclear fuel	534,169	601,281
TOTAL PROPERTY, PLANT, AND EQUIPMENT	65,698,216	62,920,522
Less - accumulated depreciation and amortization	24,509,241	24,067,745
PROPERTY, PLANT, AND EQUIPMENT - NET	41,188,975	38,852,777

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $63,783 as of September 30, 2021 and $119,238 as of December 31, 2020)	6,707,721	6,076,549
Deferred fuel costs	240,820	240,422
Goodwill	377,172	377,172
Accumulated deferred income taxes	58,069	76,289
Other	326,153	245,339
TOTAL	7,709,935	7,015,771

TOTAL ASSETS	$58,843,499	$58,239,212

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$770,329	$1,164,015
Notes payable and commercial paper	1,006,321	1,627,489
Accounts payable	3,452,217	2,739,437
Customer deposits	390,423	401,512
Taxes accrued	460,622	441,011
Interest accrued	231,104	201,791
Deferred fuel costs	2,150	153,113
Pension and other postretirement liabilities	67,361	61,815
Current portion of unprotected excess accumulated deferred income taxes	69,768	63,683
Other	194,605	206,640
TOTAL	6,644,900	7,060,506

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,555,119	4,361,772
Accumulated deferred investment tax credits	213,768	212,494
Regulatory liability for income taxes-net	1,396,385	1,521,757
Other regulatory liabilities	2,560,439	2,323,851
Decommissioning and asset retirement cost liabilities	4,696,558	6,469,452
Accumulated provisions	170,258	242,835
Pension and other postretirement liabilities	2,425,439	2,853,013
Long-term debt (includes securitization bonds of $89,665 as of September 30, 2021 and $174,635 as of December 31, 2020)	23,846,675	21,205,761
Other	827,024	807,219
TOTAL	40,691,665	39,998,154

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2021 and 0 shares in 2020; issued shares in 2021 and 2020 - none	—	—
Common stock, $.01 par value, authorized 499,000,000 shares in 2021 and 500,000,000 shares in 2020; issued 270,300,648 shares in 2021 and 270,035,180 shares in 2020	2,703	2,700
Paid-in capital	6,577,852	6,549,923
Retained earnings	10,184,645	9,897,182
Accumulated other comprehensive loss	(472,039)	(449,207)
Less - treasury stock, at cost (69,325,211 shares in 2021 and 69,790,346 shares in 2020)	5,040,637	5,074,456
Total common shareholders' equity	11,252,524	10,926,142
Subsidiaries' preferred stock without sinking fund	35,000	35,000
TOTAL	11,287,524	10,961,142

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,843,499	$58,239,212

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2021
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2020	$35,000	$2,700	($5,074,456)	$6,549,923	$9,897,182	($449,207)	$10,961,142

Consolidated net income (a)	4,580	—	—	—	334,565	—	339,145
Other comprehensive loss	—	—	—	—	—	(51,300)	(51,300)
Common stock issuances related to stock plans	—	—	28,235	(29,871)	—	—	(1,636)
Common stock dividends declared	—	—	—	—	(190,595)	—	(190,595)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2021	$35,000	$2,700	($5,046,221)	$6,520,052	$10,041,152	($500,507)	$11,052,176

Consolidated net income (loss) (a)	4,580	—	—	—	(5,974)	—	(1,394)
Other comprehensive income	—	—	—	—	—	21,768	21,768
Common stock issuances and sales under the at the market equity distribution program	—	3	—	28,213	—	—	28,216
Common stock issuance costs	—	—	—	(1,399)	—	—	(1,399)
Common stock issuances related to stock plans	—	—	3,979	14,810	—	—	18,789
Common stock dividends declared	—	—	—	—	(190,629)	—	(190,629)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2021	$35,000	$2,703	($5,042,242)	$6,561,676	$9,844,549	($478,739)	$10,922,947

Consolidated net income (a)	4,580	—	—	—	531,003	—	535,583
Other comprehensive income	—	—	—	—	—	6,700	6,700
Common stock issuances related to stock plans	—	—	1,605	16,176	—	—	17,781
Common stock dividends declared	—	—	—	—	(190,907)	—	(190,907)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at September 30, 2021	$35,000	$2,703	($5,040,637)	$6,577,852	$10,184,645	($472,039)	$11,287,524

See Notes to Financial Statements.

(a) Consolidated net income (loss) and preferred dividend requirements of subsidiaries for first quarter 2021, second quarter 2021, and third quarter 2021 each includes $4.1 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

ANO Damage, Outage, and NRC Reviews

See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident, subsequent NRC reviews, and the deferral of replacement power costs. In October 2021 the APSC approved Entergy Arkansas’s request to extend the deadline for initiating a regulatory proceeding for the purpose of recovering funds related to the stator incident for twelve additional months, or until December 1, 2022.

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

In August 2021 the U.S. Court of Federal Claims issued a final judgment in the amount of $37.6 million in favor of Holtec Pilgrim, LLC against the DOE in the third round Pilgrim damages case. Holtec Pilgrim, LLC received the payment from the U.S. Treasury in September 2021. The judgment proceeds were subsequently transferred to Entergy pursuant to the terms of the Pilgrim sale. The receipt of the proceeds was recorded as a deferred credit because Entergy has an indemnity obligation to Holtec related to pre-sale DOE litigation involving Pilgrim that remains outstanding.

In August 2021 the U.S. Court of Federal Claims issued a final judgment in the amount of $21 million in favor of Entergy Louisiana against the DOE in the third round River Bend damages case. Entergy Louisiana

Entergy Corporation and Subsidiaries
Notes to Financial Statements
received the payment from the U.S. Treasury in September 2021. The effects of recording the judgment were reductions to plant, nuclear fuel expense, and other operation and maintenance expense. The River Bend damages awarded included $9 million in costs previously capitalized, $8 million related to costs previously recorded as nuclear fuel expense, and $4 million related to costs previously recorded as other operation and maintenance expense.

In October 2021 the U.S. Court of Federal Claims issued a final judgment in the amount of $83 million in favor of Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear Indian Point 3, LLC against the DOE in the Indian Point Unit 2 third round and Unit 3 second round combined damages case. The judgment has been submitted to the U.S. Treasury for payment.

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

Hurricane Ida

In August 2021, Hurricane Ida caused extensive damage to the Entergy distribution and transmission systems across Louisiana resulting in widespread power outages. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Ida are currently estimated to be in the range of $2.1 billion to $2.5 billion. Most of the storm costs were incurred by Entergy Louisiana and Entergy New Orleans. Also, Utility revenues in 2021 were adversely affected by extended power outages resulting from the hurricane.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy recorded corresponding regulatory assets of approximately $850 million, including $800 million at Entergy Louisiana and $45 million at Entergy New Orleans, and construction work in progress of approximately $1.3 billion, including $1.2 billion at Entergy Louisiana and $75 million at Entergy New Orleans. Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. There are well-established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy has not gone through the regulatory process regarding these storm costs, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Entergy is considering all available avenues to recover storm-related costs from Hurricane Ida, including federal government assistance and securitization financing. In September 2021, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments to facilitate issuance of approximately $1 billion of shorter-term bonds to provide interim financing for restoration costs associated with Hurricane Ida, which bonds were issued in October 2021. Also in September 2021, as discussed below in “Storm Cost Filings with Retail Regulators - Entergy Louisiana - Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida,” Entergy Louisiana sought approval for the creation and funding of a $1 billion restricted escrow account for Hurricane Ida restoration costs, subject to a subsequent prudence review. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

As discussed in the Form 10-K, in January 2014, Entergy Arkansas filed a motion with the APSC relating to its energy cost rate redetermination filing that was made in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude from the redetermination of its 2014 energy cost rate $65.9 million of incremental fuel and replacement energy costs incurred in 2013 as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information was available regarding various claims associated with the ANO stator incident. In February 2014 the APSC approved Entergy Arkansas’s request to retain that amount in its deferred fuel balance. In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that proceeding, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a regulatory proceeding for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs previously noted, subject to certain timelines and conditions set forth in the settlement agreement. In October 2021 the APSC approved Entergy Arkansas’s request to extend the deadline for initiating a regulatory proceeding for the purpose of recovering funds related to the stator incident for twelve additional months, or until December 1, 2022. See the “ANO Damage, Outage, and NRC Reviews” section in Note 8 to the financial statements in the Form 10-K for further discussion of the ANO stator incident.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. In September 2021 the LPSC submitted its audit report and found that all costs recovered through the fuel adjustment clause were reasonable and eligible for recovery through the fuel adjustment clause. The report did contain prospective recommendations on internal informational reporting.

In February 2021, Entergy Louisiana incurred extraordinary fuel costs associated with the February 2021 winter storms. To mitigate the effect of these costs on customer bills, in March 2021 Entergy Louisiana requested and the LPSC approved the deferral and recovery of $166 million in incremental fuel costs over five months beginning in April 2021. The incremental fuel costs remain subject to review for reasonableness and eligibility for recovery through the fuel adjustment clause mechanism. The final amount of incremental fuel costs is subject to change through the resettlement process. At its April 2021 meeting, the LPSC authorized its staff to review the prudence of the February 2021 fuel costs incurred by all LPSC-jurisdictional utilities. At its June 2021 meeting, the LPSC approved the hiring of consultants to assist its staff in this review. Discovery is ongoing.

In March 2021 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings covering the period January 2018 through December 2020. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for that period. Discovery is ongoing, and no audit report has been filed.

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

Filings with the APSC (Entergy Arkansas)

Retail Rates

2020 Formula Rate Plan Filing

As discussed in the Form 10-K, in December 2020, Entergy Arkansas filed a petition for rehearing of the APSC’s decision in the 2020 formula rate plan proceeding regarding the 2019 netting adjustment, and in January 2021 the APSC granted further consideration of Entergy Arkansas’s petition. Based on the progress of the proceeding to date, in December 2020, Entergy Arkansas recorded a regulatory liability of $43.5 million to reflect the netting adjustment for 2019, as included in the APSC’s December 2020 order, which would be returned to customers in 2021. Entergy Arkansas also requested an extension of the formula rate plan rider for a second five-

Entergy Corporation and Subsidiaries
Notes to Financial Statements
year term. In March 2021 the Arkansas Governor signed HB1662 into law (Act 404). Act 404 clarified aspects of the original formula rate plan legislation enacted in 2015, including with respect to the extension of a formula rate plan, the methodology for the netting adjustment, and debt and equity levels; it also reaffirmed the customer protections of the original formula rate plan legislation, including the cap on annual formula rate plan rate changes. Pursuant to Act 404, Entergy Arkansas’s formula rate plan rider is extended for a second five-year term. Entergy Arkansas filed a compliance tariff in its formula rate plan docket in April 2021 to effectuate the netting provisions of Act 404, which reflected a net change in required formula rate plan rider revenue of $39.8 million, effective with the first billing cycle of May 2021. In April 2021 the APSC issued an order approving the compliance tariff and recognizing the formula rate plan extension. Also in April 2021, Entergy Arkansas filed for approval of modifications to the formula rate plan tariff incorporating the provisions in Act 404, and the APSC approved the tariff modifications in April 2021. Given the APSC general staff’s support for the expedited approval of these filings by the APSC, Entergy Arkansas supported an amendment to Act 404 to achieve a reduced return on equity from 9.75% to 9.65% to apply for years applicable to the extension term; that amendment was signed by the Arkansas Governor in April 2021 and is now Act 894. Based on the APSC’s order issued in April 2021, in the first quarter 2021, Entergy Arkansas reversed the remaining regulatory liability for the netting adjustment for 2019. In June 2021, Entergy Arkansas filed another compliance tariff in its formula rate plan proceeding to effectuate the additional provisions of Act 894, and the APSC approved the second compliance tariff filing in July 2021.

2021 Formula Rate Plan Filing

In July 2021, Entergy Arkansas filed with the APSC its 2021 formula rate plan filing to set its formula rate for the 2022 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2022 and a netting adjustment for the historical year 2020. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2022 projected year is 7.65% resulting in a revenue deficiency of $89.2 million. The earned rate of return on common equity for the 2020 historical year was 7.92% resulting in a $19.4 million netting adjustment. The total proposed revenue change for the 2022 projected year and 2020 historical year netting adjustment is $108.7 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase is limited to $72.4 million. In October 2021, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding. As a result of the settlement agreement, the total proposed revenue change is $82.2 million, including a $62.8 million increase for the projected 2022 year and a $19.4 million netting adjustment. Because Entergy Arkansas’s revenue requirement exceeded the constraint, the resulting increase is limited to $72.1 million. Also in October 2021 the APSC issued an order canceling the evidentiary hearing, accepting all filed testimony and exhibits into the record, and excusing all witnesses. The APSC will rule on the settlement agreement at a later date.

COVID-19 Orders

See the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. In March 2021 the APSC issued an order confirming the lifting of the moratorium on service disconnects effective in May 2021. In August 2021 the APSC general staff filed a report recommending that utilities with a formula rate plan discontinue capturing any additional direct costs and savings as a regulatory asset and seek cost recovery through the formula rate plan. The APSC general staff further recommended that uncollectible amounts should be determined as of the end of its write-off period, approximately December 2021, and recovered in the next formula rate plan filing over one year. In November 2021 the APSC found the APSC general staff’s recommendation to be premature and asked utilities to report on the continued need for a regulatory asset. As of September 30, 2021, Entergy Arkansas had a regulatory asset of $24.5 million for costs associated with the COVID-19 pandemic.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2017 Formula Rate Plan Filing

As discussed in the Form 10-K, in June 2018, Entergy Louisiana filed its formula rate plan evaluation report for its 2017 calendar year operations, and filed a supplemental formula rate plan evaluation report in August 2018. In accordance with the terms of the formula rate plan, in September 2018 the LPSC staff and intervenors submitted their responses to Entergy Louisiana’s original formula rate plan evaluation report and supplemental compliance updates. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2017 test year formula rate plan evaluation report. In its letter, the LPSC staff reiterated its original objections/reservations pertaining to Entergy Louisiana’s proposed rate adjustments associated with the return of excess accumulated deferred income taxes pursuant to the Tax Cuts and Jobs Act and the treatment of accumulated deferred income taxes related to reductions of rate base, specifically how the accumulated deferred income taxes associated with uncertain tax positions have been accounted for, and test year expenses billed from Entergy Services to Entergy Louisiana. The LPSC staff further reserved its rights for future proceedings and to dispute future proposed adjustments to the 2017 test year formula rate plan evaluation report. The LPSC staff withdrew all other objections/reservations.

As also discussed in the Form 10-K, in May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the J. Wayne Leonard Power Station (formerly St. Charles Power Station). In February 2021 the LPSC staff filed testimony that substantially all the costs to construct J. Wayne Leonard Power Station were prudently incurred and eligible for recovery from customers. The LPSC staff further recommended that the LPSC consider monitoring the remaining $3.1 million that was estimated to be incurred for completion of the project in the event the final costs exceed the estimated amounts. In July 2021 the LPSC approved a settlement between the LPSC staff and Entergy Louisiana finding that substantially all the costs to construct J. Wayne Leonard Power Station were prudently incurred and eligible for recovery from customers.

2018 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2019, Entergy Louisiana filed its formula rate plan evaluation report for its 2018 calendar year operations. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2018 test year formula rate plan evaluation report. In its letter, the LPSC staff reiterated its original objection/reservation pertaining to test year expenses billed from Entergy Services to Entergy Louisiana and outstanding issues from the 2017 test year formula rate plan evaluation report. The LPSC staff withdrew all other objections/reservations.

2019 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2020, Entergy Louisiana filed with the LPSC its formula rate plan evaluation report for its 2019 calendar year operations. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2019 test year formula rate plan filing. In its letter, the LPSC staff disputes Entergy Louisiana’s exclusion of approximately $251 thousand of interest income allocated from Entergy Operations and Entergy Services to Entergy Louisiana to the extent that there are other adjustments that would move Entergy Louisiana out of the formula rate plan deadband. The LPSC staff reserved the right to further contest the issue in future proceedings. The LPSC staff further reserved outstanding issues from the 2017 and 2018 formula rate plan evaluation reports and withdrew all other remaining objections/reservations.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

2020 Formula Rate Plan Filing

In June 2021, Entergy Louisiana filed its formula rate plan evaluation report for its 2020 calendar year operations. The 2020 test year evaluation report produced an earned return on common equity of 8.45%, with a base formula rate plan revenue increase of $63 million. Certain reductions in formula rate plan revenue driven by lower sales volumes, reductions in capacity cost and net MISO cost, and higher credits resulting from the Tax Cuts and Jobs Act offset the base formula rate plan revenue increase, leading to a net increase in formula rate plan revenue of $50.7 million. The report also included multiple new adjustments to account for, among other things, the calculation of distribution recovery mechanism revenues. The effects of the changes to total formula rate plan revenue are different for each legacy company, primarily due to differences in the legacy companies’ capacity cost changes, including the effect of true-ups. Legacy Entergy Louisiana formula rate plan revenues will increase by $27 million and legacy Entergy Gulf States Louisiana formula rate plan revenues will increase by $23.7 million. Subject to refund and LPSC review, the resulting changes became effective for bills rendered during the first billing cycle of September 2021. Discovery commenced in the proceeding. In August 2021, Entergy Louisiana submitted an update to its evaluation report to account for various changes. Relative to the June 2021 filing, the total formula rate plan revenue increased by $14.2 million to an updated total of $64.9 million. Legacy Entergy Louisiana formula rate plan revenues will increase by $32.8 million and legacy Entergy Gulf States Louisiana formula rate plan revenues will increase by $32.1 million. The results of the 2020 test year evaluation report bandwidth calculation were unchanged as there was no change in the earned return on common equity of 8.45%. In September 2021 the LPSC staff filed a letter with a general statement of objections/reservations because it had not completed its review, and indicated it would update the letter once its review was complete. Should the parties be unable to resolve any objections, those issues will be set for hearing, with recovery of the associated costs subject to refund.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. The suspension of late fees and disconnects for non-payment was approved through the first billing cycle after July 16, 2020. In January 2021, Entergy Louisiana resumed disconnections for customers in all customer classes with past-due balances that have not made payment arrangements. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of September 30, 2021, Entergy Louisiana had a regulatory asset of $59.2 million for costs associated with the COVID-19 pandemic.

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

In June 2021, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2021 test year filing that resulted in a total rate increase of $48.2 million. Pursuant to the joint stipulation, Entergy Mississippi’s 2020 look-back filing reflected an earned return on rate base of 6.12% in calendar year 2020, which is below the look-back bandwidth, resulting in a $17.5 million increase in formula rate plan revenues on an interim basis through May 2021. This includes $1.7 million related to the Choctaw Generating Station and $3.7 million of COVID-19 non-bad debt expenses. See “COVID-19 Orders” below for additional discussion of provisions of the joint stipulation related to COVID-19 expenses. In June 2021 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2021. In June 2021, Entergy Mississippi recorded regulatory credits of $19.9 million to reflect the effects of the joint stipulation.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 pandemic compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. In December 2020, Entergy Mississippi resumed disconnections for commercial, industrial, and governmental customers with past-due balances that have not made payment arrangements. In January 2021, Entergy Mississippi resumed disconnecting service for residential customers with past-due balances that have not made payment arrangements. Pursuant to the June 2021 MPSC order approving Entergy Mississippi’s 2021 formula rate plan filing, Entergy Mississippi stopped deferring COVID-19 non-bad debt expenses effective December 31, 2020 and will include those expenses in the look-back filing for the 2021 formula rate plan test year. In the order, the MPSC also adopted Entergy Mississippi’s quantification and methodology for calculating COVID-19 incremental bad debt expenses and authorized Entergy Mississippi to continue deferring these bad debt expenses through December 2021. As of September 30, 2021, Entergy Mississippi had a regulatory asset of $18.2 million for costs associated with the COVID-19 pandemic.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Filings with the City Council (Entergy New Orleans)

2021 Formula Rate Plan Filing

In July 2021, Entergy New Orleans submitted to the City Council its formula rate plan 2020 test year filing. The 2020 test year evaluation report produced an earned return on equity of 6.26% compared to the authorized return on equity of 9.35%. Entergy New Orleans sought approval of a $64 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula resulted in an increase in authorized electric revenues of $40 million and an increase in authorized gas revenues of $18.8 million. Entergy New Orleans also sought to commence collecting $5.2 million in electric revenues and $0.3 million in gas revenues that were previously approved by the City Council for collection through the formula rate plan. The filing was subject to review by the City Council and other parties over a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. Resulting rates will be effective with the first billing cycle of November 2021 pursuant to the formula rate plan tariff. In October 2021 the City Council’s advisors filed a 75-day report recommending a reduction of $10 million for electric revenues and a reduction of $4.5 million for gas revenues, along with one-time credits funded by certain electric regulatory liabilities currently held by Entergy New Orleans for customers. Other parties filed reports arguing that no rate should be implemented until the completion of a management audit of Entergy New Orleans. On October 26, 2021, Entergy New Orleans provided notice to the City Council that it intends to implement rates effective with the first billing cycle of November 2021, with such rates reflecting an amount agreed-upon by Entergy New Orleans including adjustments filed in the City Council’s 75-day report, per the approved process for formula rate plan implementation. The total formula rate plan increase implemented will be $49.5 million, with an increase of $34.9 million in electric revenues and $14.6 million in gas revenues. Also, credits of $17.4 million funded by certain regulatory liabilities currently held by Entergy New Orleans for customers will be issued over a five-month period from November 2021 through March 2022. Resulting rates went into effect with the first billing cycle of November 2021 pursuant to the formula rate plan tariff.

COVID-19 Orders

As discussed in the Form 10-K, in June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding and approximately $15 million of non-securitized storm reserves to fund this program, which was intended to provide temporary bill relief to customers who became unemployed during the COVID-19 pandemic. The program was effective from July 1, 2020 through December 31, 2020 and offered qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits. Credits of $4.3 million were applied to customer bills under the City Council Cares Program.

Additionally, as discussed in the Form 10-K, in February 2021 the City Council adopted a resolution suspending residential customer disconnections for non-payment of utility bills and suspending the assessment and accumulation of late fees on residential customers with past-due balances through May 15, 2021, which was not extended by the City Council. As of September 30, 2021, Entergy New Orleans had a regulatory asset of $12.7 million for costs associated with the COVID-19 pandemic.

Filings with the PUCT and Texas Cities (Entergy Texas)

Distribution Cost Recovery Factor (DCRF) Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $26.3 million annually, or $6.8 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between January 1, 2020 and August 31, 2020. In February

Entergy Corporation and Subsidiaries
Notes to Financial Statements
2021 the ALJ with the State Office of Administrative Hearings approved Entergy Texas’s agreed motion for interim rates, which went into effect in March 2021. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding. In May 2021 the PUCT issued an order approving the settlement.

In August 2021, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $40.2 million annually, or $13.9 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between September 1, 2020 and June 30, 2021. A procedural schedule was established with a hearing scheduled in December 2021.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $51 million annually, or $31.6 million in incremental annual revenues beyond Entergy Texas’s then-effective TCRF rider based on its capital invested in transmission between July 1, 2019 and August 31, 2020. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2021 and resolving all issues in the proceeding. In March 2021 the ALJ granted the motion for interim rates, admitted evidence, and remanded this case to the PUCT for consideration of a final order at a future open meeting. In June 2021 the PUCT issued an order approving the settlement.

In October 2021, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $66.1 million annually, or $15.1 million in incremental annual revenues beyond Energy Texas’s currently effective TCRF rider based on its capital invested in transmission between September 1, 2020 and July 31, 2021 and changes in approved transmission charges.

Generation Cost Recovery Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed an application to establish a generation cost recovery rider with an initial annual revenue requirement of approximately $91 million to begin recovering a return of and on its capital investment in the Montgomery County Power Station through August 31, 2020. In December 2020, Entergy Texas filed an unopposed settlement supporting a generation cost recovery rider with an annual revenue requirement of approximately $86 million, with the ability to seek recovery of a majority of the remaining requested costs in a subsequent rate case. On January 14, 2021, the PUCT approved the generation cost recovery rider settlement rates on an interim basis and abated the proceeding. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include investment in Montgomery County Power Station after August 31, 2020. In April 2021 the ALJ issued an order unabating the proceeding and in May 2021 the ALJ issued an order finding Entergy Texas’s application and notice of the application to be sufficient. In May 2021, Entergy Texas filed an amendment to the application to reflect the PUCT’s approval of the sale of a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc., which closed in June 2021. In June 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2021 the ALJ with the State Office of Administrative Hearings adopted a procedural schedule setting a hearing on the merits for September 2021. In July 2021 the parties filed a motion to abate the procedural schedule noting they had reached an agreement in principle and to allow the parties time to finalize a settlement agreement, which motion was granted by the ALJ. In October 2021, Entergy Texas filed on behalf of the parties an unopposed settlement agreement that would adjust its generation cost recovery rider to recover its investment in the Montgomery County Power Station through January 1, 2021, with Entergy Texas able to seek recovery of the remainder of its investment in its next base rate case. Also in October 2021 the ALJ granted a motion to admit evidence and remand the proceeding to the PUCT.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represent no change from the generation cost recovery rider rates to be established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings for further processing. See Note 14 to the financial statements herein for further discussion of the Hardin County Peaking Facility purchase.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. In January 2021, Entergy Texas resumed disconnections for customers with past-due balances that have not made payment arrangements. As of September 30, 2021, Entergy Texas had a regulatory asset of $12.8 million for costs associated with the COVID-19 pandemic.

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

In March 2021 the FERC ALJ issued an initial decision. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that

Entergy Corporation and Subsidiaries
Notes to Financial Statements
the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $60 million, which includes interest through September 30, 2021, and the estimated resulting annual rate reduction would be approximately $45 million. The estimated refund will continue to accrue interest until a final FERC decision is issued. Based on the course of the proceeding to date, System Energy has a provision recorded of $37 million, including interest, as of September 30, 2021.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. In April 2021, System Energy filed its brief on exceptions, in which it challenged the initial decision’s findings on both the return on equity and capital structure issues. Also in April 2021 the LPSC, APSC, MPSC, City Council, and the FERC trial staff filed briefs on exceptions. Reply briefs opposing exceptions were filed in May 2021 by System Energy, the FERC trial staff, the LPSC, APSC, MPSC, and the City Council. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through September 30, 2021, is approximately $422 million, plus interest, which is approximately $123 million through September 30, 2021. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through September 30, 2021.

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

Unit Power Sales Agreement Complaint

The first of the additional complaints was filed by the LPSC, the APSC, the MPSC and the City Council in September 2020. The first complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in abeyance pending the FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above. System Energy agreed that the hearing should be held in abeyance but sought rehearing of the FERC’s decision as related to matters set for hearing that were beyond the scope of the FERC’s jurisdiction or authority. The complainants sought rehearing of the FERC’s decision to hold the hearing in abeyance and filed a motion to proceed, which motion System Energy subsequently opposed. In June 2021, System Energy’s request for rehearing was denied by operation of law, and System Energy filed an appeal of the FERC’s orders in the Court of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Appeals for the Fifth Circuit. The appeal was initially stayed for a period of 90 days, but the stay has expired.

In August 2021 the FERC issued an order addressing System Energy’s and the complainants’ rehearing requests. The FERC dismissed part of the complaint seeking an equity reopener, maintained the abeyance for issues related to the proceeding addressing the sale-leaseback renewal and uncertain tax positions, lifted the abeyance for issues unrelated to that proceeding, and clarified the scope of the hearing. A procedural schedule was established, with the hearing scheduled for June 2022 and the ALJ’s initial decision scheduled for November 2022. Discovery is ongoing.

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

Storm Cost Filings with Retail Regulators

Entergy Louisiana

Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida

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

In October 2020, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments to facilitate issuance of shorter-term bonds to provide interim financing for restoration costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta. Subsequently, Entergy Louisiana and the LPSC staff filed a joint motion seeking approval to exclude from the derivation of Entergy Louisiana’s capital structure and cost rate of debt for ratemaking purposes, including the allowance for funds used during construction, shorter-term debt up to $1.1 billion issued by Entergy Louisiana to fund costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta costs on an interim basis. In November 2020 the LPSC issued an order approving the joint

Entergy Corporation and Subsidiaries
Notes to Financial Statements
motion, and Entergy Louisiana issued $1.1 billion of 0.62% Series mortgage bonds due November 2023. Also in November 2020, Entergy Louisiana withdrew $257 million from its funded storm reserves.

In February 2021, two winter storms (collectively, Winter Storm Uri) brought freezing rain and ice to Louisiana. Ice accumulation sagged or downed trees, limbs, and power lines, causing damage to Entergy Louisiana’s transmission and distribution systems. The additional weight of ice caused trees and limbs to fall into power lines and other electric equipment. When the ice melted, it affected vegetation and electrical equipment, causing incremental outages. As discussed above in “Fuel and purchased power recovery,” Entergy Louisiana recovered the incremental fuel costs associated with Winter Storm Uri over a five-month period from April 2021 through August 2021.

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs, and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs, as included in the July 2021 supplemental filing, for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by the storms are currently estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana is seeking an LPSC determination that $2.11 billion was prudently incurred and, therefore, is eligible for recovery from customers. Additionally, Entergy Louisiana is requesting that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million is appropriate. In July 2021, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In September 2021, Entergy Louisiana supplemented the application with a request to establish and securitize a $1 billion restricted storm escrow account for Hurricane Ida related restoration costs, subject to a subsequent prudence review. In total, Entergy Louisiana requested authorization for the issuance of system restoration bonds in one or more series in an aggregate principal amount of $3.18 billion, which includes the costs of re-establishing and funding a storm damage escrow account, carrying costs and unamortized debt costs on interim financing, and issuance costs. In October 2021 an updated procedural schedule was established with a hearing in March 2022.

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

Entergy Texas

Hurricane Laura, Hurricane Delta, and Winter Storm Uri

In August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to distribution and

Entergy Corporation and Subsidiaries
Notes to Financial Statements
transmission infrastructure, and the loss of sales during the power outages. In April 2021, Entergy Texas filed an application with the PUCT requesting a determination that its system restoration costs associated with Hurricane Laura, Hurricane Delta, and Winter Storm Uri of approximately $250 million, including approximately $200 million in capital costs and approximately $50 million in non-capital costs were reasonable and necessary to enable Entergy Texas to restore electric service to its customers and Entergy Texas’s electric utility infrastructure. The filing included only a portion of the Winter Storm Uri costs. The filing also included the projected balance of $13 million of a regulatory asset containing previously approved system restoration costs related to Hurricane Harvey. In September 2021 the parties filed an unopposed settlement agreement pursuant to which, if approved, Entergy Texas would remove from the amount it proposed to securitize approximately $4.3 million that would instead be charged to its storm reserve, $5 million related to no particular issue, of which Entergy Texas would be permitted to seek recovery in a future proceeding, and $300 thousand related to attestation costs.

In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of the system restoration costs that are the subject of the April 2021 application. A procedural schedule was established with a deadline to file a settlement agreement or status update by November 11, 2021 and a supplemental procedural schedule if no settlement is filed within seven days of a PUCT final order in Entergy Texas’s system restoration cost proceeding.

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended September 30,
	2021			2020
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$531.0	201.0	$2.64	$521.1	200.2	$2.60
Average dilutive effect of:
Stock options		0.4	—		0.4	—
Other equity plans		0.6	(0.01)		0.5	(0.01)
Diluted earnings per share	$531.0	202.0	$2.63	$521.1	201.1	$2.59

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1.0 million for the three months ended September 30, 2021 and approximately 0.5 million for the three months ended September 30, 2020.

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	For the Nine Months Ended September 30,
	2021			2020
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$859.6	200.8	$4.28	$1,000.4	200.1	$5.00
Average dilutive effect of:
Stock options		0.4	(0.01)		0.4	(0.01)
Other equity plans		0.4	(0.01)		0.5	(0.01)
Diluted earnings per share	$859.6	201.6	$4.26	$1,000.4	201.0	$4.98

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1.0 million for the nine months ended September 30, 2021 and approximately 0.5 million for the nine months ended September 30, 2020.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $0.95 for the three months ended September 30, 2021 and $0.93 for the three months ended September 30, 2020. Dividends declared per common share were $2.85 for the nine months ended September 30, 2021 and $2.79 for the nine months ended September 30, 2020.

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

For the three months ended September 30, 2021, there were no shares of common stock issued under the at the market equity distribution program. During the nine months ended September 30, 2021, Entergy Corporation issued 265,468 shares of common stock under the at the market equity distribution program. The net sales proceeds from these shares totaled $26.8 million, which includes the gross sales price of $28.2 million received by Entergy Corporation less $1.1 million of general issuance costs and $0.3 million of aggregate compensation to the agents with respect to such sales.

In June 2021, Entergy entered into a forward sale agreement for 416,853 shares of common stock. No amounts have or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreement occur. The forward sale agreement requires Entergy to, at its election prior to September 30, 2022, either (i) physically settle the transactions by issuing the total of 416,853 shares of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially approximately $106.87 per share) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreement. In connection with the forward sale agreement, the forward seller, or its affiliates, borrowed from third parties and sold 416,853 shares of Entergy Corporation’s common stock. The gross sales price of these shares totaled $45 million. In connection with the sales of these shares, Entergy paid to the agents fees of $0.5 million, which have not been deducted from the gross sales price. Entergy did not receive any proceeds from such sales of borrowed shares.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In August and October 2021, Entergy entered into forward sale agreements for 1,692,555 and 250,743 shares of common stock, respectively. No amounts have or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreements occur. In each case, the forward sale agreement requires Entergy to, at its election prior to September 30, 2022, either (i) physically settle the transactions by issuing the total of 1,692,555 and 250,743 shares, respectively, of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the respective forward sale agreement (initially approximately $111.16 and $100.35 per share, respectively) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the respective forward sale agreement. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 1,692,555 and 250,743 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled $190.1 million and $25.4 million, respectively. In connection with the sales of these shares, Entergy paid to the agents fees of $1.9 million and $0.3 million, respectively, which have not been deducted from the gross sales prices. Entergy did not receive any proceeds from such sales of borrowed shares.

Until settlement of the forward sale agreement, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. For the three and nine months ended September 30, 2021, shares under the forward sale agreement were not included in the calculation of diluted common shares outstanding because their effect would have been antidilutive.

Treasury Stock

During the nine months ended September 30, 2021, Entergy Corporation issued 465,135 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2021.

Retained Earnings

On October 29, 2021, Entergy Corporation’s Board of Directors declared a common stock dividend of $1.01 per share, payable on December 1, 2021, to holders of record as of November 15, 2021.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2021 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, July 1, 2021	($1,083)	($489,511)	$11,855	($478,739)

Other comprehensive income (loss) before reclassifications	(14)	—	(2,173)	(2,187)
Amounts reclassified from accumulated other comprehensive income (loss)	38	8,838	11	8,887
Net other comprehensive income (loss) for the period	24	8,838	(2,162)	6,700

Ending balance, September 30, 2021	($1,059)	($480,673)	$9,693	($472,039)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2021 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2021	$28,719	($534,576)	$56,650	($449,207)

Other comprehensive income (loss) before reclassifications	1,454	—	(46,826)	(45,372)
Amounts reclassified from accumulated other comprehensive income (loss)	(31,232)	53,903	(131)	22,540
Net other comprehensive income (loss) for the period	(29,778)	53,903	(46,957)	(22,832)

Ending balance, September 30, 2021	($1,059)	($480,673)	$9,693	($472,039)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended September 30, 2021 and 2020:

	Pension and Other Postretirement Liabilities
	2021	2020
	(In Thousands)
Beginning balance, July 1,	$4,508	$13,084

Amounts reclassified from accumulated other comprehensive income (loss)	(131)	(800)
Net other comprehensive income (loss) for the period	(131)	(800)

Ending balance, September 30,	$4,377	$12,284

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the nine months ended September 30, 2021 and 2020:

	Pension and Other Postretirement Liabilities
	2021	2020
	(In Thousands)
Beginning balance, January 1,	$4,327	$4,562

Other comprehensive income (loss) before reclassifications	—	10,050
Amounts reclassified from accumulated other comprehensive income (loss)	50	(2,328)
Net other comprehensive income (loss) for the period	50	7,722

Ending balance, September 30,	$4,377	$12,284

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended September 30, 2021 and 2020 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2021	2020
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$—	$14,724	Competitive business operating revenues
Interest rate swaps	(48)	(48)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(48)	14,676
Income taxes	10	(3,082)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($38)	$11,594

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,248	$5,682	(a)
Amortization of loss	(13,490)	(27,620)	(a)
Settlement loss	(3,192)	(196)	(a)
Total amortization	(11,434)	(22,134)
Income taxes	2,596	4,697	Income taxes
Total amortization (net of tax)	($8,838)	($17,437)

Net unrealized investment gain (loss)
Realized gain (loss)	($17)	$4,550	Interest and investment income
Income taxes	6	(1,674)	Income taxes
Total realized investment gain (loss) (net of tax)	($11)	$2,876

Total reclassifications for the period (net of tax)	($8,887)	($2,967)

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the nine months ended September 30, 2021 and 2020 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2021	2020
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$39,679	$134,233	Competitive business operating revenues
Interest rate swaps	(145)	(145)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	39,534	134,088
Income taxes	(8,302)	(28,158)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$31,232	$105,930

Pension and other postretirement liabilities
Amortization of prior-service credit	$15,744	$15,083	(a)
Amortization of loss	(75,553)	(82,561)	(a)
Settlement loss	(9,235)	(196)	(a)
Total amortization	(69,044)	(67,674)
Income taxes	15,141	13,463	Income taxes
Total amortization (net of tax)	($53,903)	($54,211)

Net unrealized investment gain (loss)
Realized gain (loss)	$207	$13,963	Interest and investment income
Income taxes	(76)	(5,138)	Income taxes
Total realized investment gain (loss) (net of tax)	$131	$8,825

Total reclassifications for the period (net of tax)	($22,540)	$60,544

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended September 30, 2021 and 2020 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2021	2020
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,230	$1,695	(a)
Amortization of loss	(519)	(417)	(a)
Settlement loss	(534)	(196)	(a)
Total amortization	177	1,082
Income taxes	(46)	(282)	Income taxes
Total amortization (net of tax)	131	800

Total reclassifications for the period (net of tax)	$131	$800

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the nine months ended September 30, 2021 and 2020 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2021	2020
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$3,690	$4,479	(a)
Amortization of loss	(1,824)	(1,137)	(a)
Settlement loss	(1,934)	(196)	(a)
Total amortization	(68)	3,146
Income taxes	18	(818)	Income taxes
Total amortization (net of tax)	(50)	2,328

Total reclassifications for the period (net of tax)	($50)	$2,328

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Preferred Stock

In May 2021, Entergy’s certificate of incorporation was amended and restated to provide authority to issue up to 1,000,000 shares of preferred stock, no par value per share, and to decrease from 500,000,000 to 499,000,000 the number of shares of common stock, par value of $0.01 per share, authorized for issuance. As of September 30, 2021, no preferred stock has been issued.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2026.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2021 was 1.60% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2021.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$325	$6	$3,169

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of September 30, 2021, Entergy Corporation had approximately $1,006 million of commercial paper outstanding.  The weighted-average interest rate for the nine months ended September 30, 2021 was 0.30%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2021 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2021	Letters of Credit Outstanding as of September 30, 2021
Entergy Arkansas	April 2022	$25 million (b)	2.75%	$—	$—
Entergy Arkansas	June 2026	$150 million (c)	1.21%	$—	$—
Entergy Louisiana	June 2026	$350 million (c)	1.33%	$—	$—
Entergy Mississippi	April 2022	$37.5 million (d)	1.58%	$—	$—
Entergy Mississippi	April 2022	$35 million (d)	1.58%	$—	$—
Entergy Mississippi	April 2022	$10 million (d)	1.58%	$—	$—
Entergy New Orleans	June 2024	$25 million (c)	1.71%	$25 million	$—
Entergy Texas	June 2026	$150 million (c)	1.58%	$—	$1.3 million

(a)If no borrowings were outstanding, the interest rate is the estimated interest rate as of September 30, 2021 that would have been applied to outstanding borrowings under the facility.
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
(d)Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

The commitment fees on the credit facilities range from 0.075% to 0.375% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities primarily as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of September 30, 2021:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	MISO Letters of Credit Issued as of September 30, 2021 (a) (b)
Entergy Arkansas	$25 million	0.78%	$2 million
Entergy Louisiana	$125 million	0.78%	$6.8 million
Entergy Mississippi	$65 million	0.78%	$2.3 million
Entergy New Orleans	$15 million	1.00%	$1 million
Entergy Texas	$50 million	0.70%	$12 million

(a)As of September 30, 2021, letters of credit posted with MISO covered financial transmission rights exposure of $1 million for Entergy Arkansas, $1.5 million for Entergy Louisiana, $0.7 million for Entergy Mississippi, $0.3 million for Entergy New Orleans, and $0.8 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of September 30, 2021, in addition to the $2.3 million MISO letter of credit, Entergy Mississippi has $1 million of non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through July 14, 2022. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following were the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2021 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$35
Entergy New Orleans	$150	$—
Entergy Texas	$200	$20
System Energy	$200	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2022. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of September 30, 2021, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the nine months ended September 30, 2021 was 1.69% on the drawn portion of the facility. See Note 14 to the financial statements in the Form 10-K for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs have commercial paper programs in place. Following is a summary as of September 30, 2021:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2021
		(Dollars in Millions)
Entergy Arkansas VIE	June 2024	$80	1.20%	$5.3
Entergy Louisiana River Bend VIE	June 2024	$105	1.17%	$53.2
Entergy Louisiana Waterford VIE	June 2024	$105	1.18%	$49.3
System Energy VIE	June 2024	$120	1.18%	$40.7

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

The nuclear fuel company variable interest entities had notes payable that were included in debt on the respective balance sheets as of September 30, 2021 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.17% Series M due December 2023	$40 million
Entergy Arkansas VIE	1.84% Series N due July 2026	$90 million
Entergy Louisiana River Bend VIE	2.51% Series V due June 2027	$70 million
Entergy Louisiana Waterford VIE	3.22% Series I due December 2023	$20 million
System Energy VIE	2.05% Series K due September 2027	$90 million

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

In October 2021, Entergy Louisiana issued $1 billion of 0.95% Series mortgage bonds due October 2024. Entergy Louisiana expects to use the proceeds, together with other funds, to finance, on an interim basis, storm restoration costs related to Hurricane Ida.

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

(Entergy Texas)

In May 2021, Entergy Texas redeemed $125 million of 2.55% Series mortgage bonds due June 2021.

In August 2021, Entergy Texas issued $130 million of 1.50% Series mortgage bonds due September 2026.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Texas used the proceeds to repay at maturity its $75 million of 4.10% Series mortgage bonds due September 2021, and for general corporate purposes.

(System Energy)

In June 2021, System Energy arranged for the issuance by the Mississippi Business Finance Corporation of $83.695 million of 2.375% revenue bonds (System Energy Resources, Inc. Project) Series 2021 due June 2044, which are evidenced by a series of System Energy first mortgage bonds. System Energy used the proceeds, together with other funds, to refund $83.695 million of outstanding revenue bonds.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2021 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$24,617,004	$26,151,363
Entergy Arkansas	$3,959,194	$4,211,956
Entergy Louisiana	$9,813,493	$10,622,419
Entergy Mississippi	$1,981,945	$2,154,281
Entergy New Orleans	$662,079	$611,728
Entergy Texas	$2,353,742	$2,510,669
System Energy	$745,772	$762,981

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2020 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$22,369,776	$24,813,818
Entergy Arkansas	$3,967,507	$4,355,632
Entergy Louisiana	$9,027,451	$10,258,294
Entergy Mississippi	$1,780,577	$2,021,432
Entergy New Orleans	$642,233	$620,634
Entergy Texas	$2,493,708	$2,765,193
System Energy	$805,274	$840,540

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

Stock Options

Entergy granted options on 508,704 shares of its common stock under the 2019 Omnibus Incentive Plan during the first quarter 2021 with a fair value of $12.27 per option.  As of September 30, 2021, there were options on 2,824,144 shares of common stock outstanding with a weighted-average exercise price of $90.79.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2021.  The aggregate intrinsic value of the stock options outstanding as of September 30, 2021 was $40.3 million.

The following table includes financial information for outstanding stock options for the three months ended September 30, 2021 and 2020:

	2021	2020
	(In Millions)
Compensation expense included in Entergy’s net income	$1.2	$1.0
Tax benefit recognized in Entergy’s net income	$0.3	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.4	$0.4

The following table includes financial information for outstanding stock options for the nine months ended September 30, 2021 and 2020:

	2021	2020
	(In Millions)
Compensation expense included in Entergy’s net income	$3.2	$3.0
Tax benefit recognized in Entergy’s net income	$0.8	$0.8
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.2	$1.2

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The following table includes financial information for other outstanding equity awards for the three months ended September 30, 2021 and 2020:

	2021	2020
	(In Millions)
Compensation expense included in Entergy’s net income	$10.6	$8.9
Tax benefit recognized in Entergy’s net income	$2.7	$2.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$4.1	$3.6

The following table includes financial information for other outstanding equity awards for the nine months ended September 30, 2021 and 2020:

	2021	2020
	(In Millions)
Compensation expense included in Entergy’s net income	$31.1	$27.9
Tax benefit recognized in Entergy’s net income	$7.9	$7.1
Compensation cost capitalized as part of fixed assets and materials and supplies	$12.1	$10.8

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the third quarters of 2021 and 2020, included the following components:

	2021	2020
	(In Thousands)
Service cost - benefits earned during the period	$38,531	$40,366
Interest cost on projected benefit obligation	49,222	59,930
Expected return on assets	(106,684)	(103,534)
Amortization of net loss	69,386	87,516
Settlement charges	44,718	32,429
Net pension costs	$95,173	$116,707

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2021 and 2020, included the following components:

	2021	2020
	(In Thousands)
Service cost - benefits earned during the period	$126,722	$121,124
Interest cost on projected benefit obligation	142,702	181,528
Expected return on assets	(318,437)	(310,664)
Amortization of net loss	266,576	262,034
Settlement charges	156,266	32,429
Net pension costs	$373,829	$286,451

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the third quarters of 2021 and 2020, included the following components:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,966	$9,230	$2,197	$735	$1,680	$2,141
Interest cost on projected benefit obligation	9,396	10,270	2,735	1,156	2,213	2,379
Expected return on assets	(19,585)	(22,466)	(5,629)	(2,678)	(5,341)	(4,853)
Amortization of net loss	16,100	15,201	4,580	1,656	2,815	4,135
Settlement charges	7,238	13,209	3,685	1,107	1,634	4,086
Net pension cost	$20,115	$25,444	$7,568	$1,976	$3,001	$7,888

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,580	$8,788	$2,015	$663	$1,529	$1,970
Interest cost on projected benefit obligation	11,054	12,614	3,234	1,457	2,686	2,753
Expected return on assets	(19,531)	(22,415)	(5,783)	(2,627)	(5,483)	(4,687)
Amortization of net loss	17,092	16,663	4,747	2,005	3,295	4,277
Settlement charges	19,708	6,527	2,299	—	3,895	—
Net pension cost	$34,903	$22,177	$6,512	$1,498	$5,922	$4,313

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the nine months ended September 30, 2021 and 2020, included the following components:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$21,640	$29,033	$6,865	$2,304	$5,237	$6,707
Interest cost on projected benefit obligation	26,488	29,695	7,769	3,264	6,215	6,757
Expected return on assets	(58,896)	(67,521)	(16,815)	(7,941)	(15,851)	(14,436)
Amortization of net loss	53,652	52,294	15,556	5,996	9,941	14,393
Settlement charges	31,624	48,201	11,447	4,691	8,261	8,725
Net pension cost	$74,508	$91,702	$24,822	$8,314	$13,803	$22,146

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$19,712	$26,376	$6,061	$1,989	$4,621	$5,900
Interest cost on projected benefit obligation	33,920	38,296	9,914	4,369	8,250	8,381
Expected return on assets	(58,775)	(67,219)	(17,297)	(7,881)	(16,455)	(14,013)
Amortization of net loss	50,886	49,917	14,243	6,015	9,825	12,835
Settlement charges	19,708	6,527	2,299	—	3,895	—
Net pension cost	$65,451	$53,897	$15,220	$4,492	$10,136	$13,103

Non-Qualified Net Pension Cost

Entergy recognized $6.9 million and $4.5 million in pension cost for its non-qualified pension plans in the third quarters of 2021 and 2020, respectively. Reflected in the pension cost for non-qualified pension plans in the third quarter of 2021 were settlement charges of $2.5 million related to the payment of lump sum benefits out of the plan. Entergy recognized $16 million and $13.6 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2021 and 2020. Reflected in the pension cost for non-qualified pension plans for the nine months ended September 30, 2021 were settlement charges of $2.5 million related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the third quarters of 2021 and 2020:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2021	$86	$192	$91	$7	$115
2020	$83	$37	$90	$7	$118

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Reflected in Entergy Louisiana’s non-qualified pension costs in the third quarter of 2021 were settlement charges of $155 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs in the third quarter of 2021 were settlement charges of $3 thousand related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the nine months ended September 30, 2021 and 2020:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2021	$266	$280	$283	$23	$345
2020	$249	$111	$270	$21	$354

Reflected in Entergy Louisiana’s non-qualified pension costs for the nine months ended September 30, 2021 were settlement charges of $155 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs for the nine months ended September 30, 2021 were settlement charges of $3 thousand related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost (Income)

Entergy’s other postretirement benefit income, including amounts capitalized, for the third quarters of 2021 and 2020, included the following components:

	2021	2020
	(In Thousands)
Service cost - benefits earned during the period	$6,645	$6,231
Interest cost on accumulated postretirement benefit obligation (APBO)	5,320	6,888
Expected return on assets	(10,805)	(10,182)
Amortization of prior service credit	(8,267)	(8,985)
Amortization of net loss	713	1,005
Net other postretirement benefit income	($6,394)	($5,043)

Entergy’s other postretirement benefit cost income, including amounts capitalized, for the nine months ended September 30, 2021 and 2020, included the following components:

	2021	2020
	(In Thousands)
Service cost - benefits earned during the period	$19,935	$18,263
Interest cost on accumulated postretirement benefit obligation (APBO)	15,960	21,708
Expected return on assets	(32,415)	(30,692)
Amortization of prior service credit	(24,801)	(23,892)
Amortization of net loss	2,139	2,478
Net other postretirement benefit income	($19,182)	($12,135)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the third quarters of 2021 and 2020, included the following components:

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

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the nine months ended September 30, 2021 and 2020, included the following components:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$3,102	$4,632	$1,086	$327	$1,038	$1,005
Interest cost on APBO	2,796	3,390	834	390	951	660
Expected return on assets	(13,515)	—	(4,152)	(4,314)	(7,644)	(2,367)
Amortization of prior service credit	(840)	(3,690)	(1,332)	(687)	(2,808)	(327)
Amortization of net (gain) loss	147	(273)	57	(534)	300	45
Net other postretirement benefit cost (income)	($8,310)	$4,059	($3,507)	($4,818)	($8,163)	($984)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,761	$2,947	$723	$219	$609	$615
Interest cost on APBO	2,381	3,220	794	413	1,059	583
Expected return on assets	(8,586)	—	(2,594)	(2,699)	(4,838)	(1,483)
Amortization of prior service credit	(1,057)	(2,784)	(765)	(304)	(1,489)	(501)
Amortization of net (gain) loss	217	(280)	77	(29)	443	53
Net other postretirement benefit cost (income)	($5,284)	$3,103	($1,765)	($2,400)	($4,216)	($733)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the third quarters of 2021 and 2020:

2021	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,288	($40)	$5,248
Amortization of net loss	(12,439)	(496)	(555)	(13,490)
Settlement loss	(2,731)	—	(461)	(3,192)
	($15,170)	$4,792	($1,056)	($11,434)
Entergy Louisiana
Amortization of prior service credit	$—	$1,230	$—	$1,230
Amortization of net gain (loss)	(609)	91	(1)	(519)
Settlement loss	(528)	—	(6)	($534)
	($1,137)	$1,321	($7)	$177

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,739	($57)	$5,682
Amortization of net loss	(26,462)	(327)	(831)	(27,620)
Settlement loss	(196)	—	—	(196)
	($26,658)	$5,412	($888)	($22,134)
Entergy Louisiana
Amortization of prior service credit	$—	$1,695	$—	$1,695
Amortization of net gain (loss)	(497)	81	(1)	(417)
Settlement loss	(196)	—	—	(196)
	($693)	$1,776	($1)	$1,082

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the nine months ended September 30, 2021 and 2020:

2021	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$15,864	($120)	$15,744
Amortization of net loss	(72,322)	(1,486)	(1,745)	(75,553)
Settlement loss	(8,774)	—	(461)	(9,235)
	($81,096)	$14,378	($2,326)	($69,044)
Entergy Louisiana
Amortization of prior service credit	$—	$3,690	$—	$3,690
Amortization of net gain (loss)	(2,093)	273	(4)	(1,824)
Settlement loss	(1,928)	—	(6)	(1,934)
	($4,021)	$3,963	($10)	($68)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$15,255	($172)	$15,083
Amortization of net loss	(79,387)	(680)	(2,494)	(82,561)
Settlement loss	(196)	—	—	(196)
	($79,583)	$14,575	($2,666)	($67,674)
Entergy Louisiana
Amortization of prior service credit	$—	$4,479	$—	$4,479
Amortization of net gain (loss)	(1,495)	361	(3)	(1,137)
Settlement loss	(196)	—	—	(196)
	($1,691)	$4,840	($3)	$3,146

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

Qualified Pension Settlement Cost

Year-to-date lump sum benefit payments from the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees exceeded the sum of the Plans’ 2021 service and interest cost, resulting in settlement costs. In accordance with accounting standards, settlement accounting requires immediate recognition of the portion of previously unrecognized losses associated with the settled portion of the plans’ pension liability. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy participate in one or both of the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining employees and incurred settlement costs. Similar to other pension costs, the settlement costs were included with employee labor costs and charged to expense and capital in the same manner that labor costs were charged. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans received regulatory approval to defer the expense portion of the settlement costs, with future amortization of the deferred settlement expense over the period in which the expense otherwise would be recorded had the immediate recognition not occurred.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, for the difference between the amount recorded for pension and other postretirement benefits expense under generally accepted accounting principles during 2019, the first year that rates from Entergy Texas’s last general rate proceeding were in effect, and the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amount will be evaluated in the next scheduled PUCT rate case and a reasonable amortization period will be determined by the PUCT at that time. At September 30, 2021, the balance in this reserve was approximately $11.8 million.

Employer Contributions

Based on current assumptions, Entergy expects to contribute $356 million to its qualified pension plans in 2021.  As of September 30, 2021, Entergy had contributed $347.7 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2021:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2021 pension contributions	$66,649	$59,882	$13,715	$5,395	$6,955	$18,663
Pension contributions made through September 2021	$64,666	$59,422	$13,715	$5,395	$6,631	$18,006
Remaining estimated pension contributions to be made in 2021	$1,983	$460	$—	$—	$324	$657

In October 2021, Entergy contributed the remaining $8.3 million to its qualified pension plans to satisfy the expected 2021 pension contributions.

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of September 30, 2021 were Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  See Note 13 to the financial statements in the Form 10-K for discussion of the shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants, including the planned shutdown of Palisades, the only remaining plant in Entergy Wholesale Commodities’ merchant nuclear fleet as of September 30, 2021. “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s segment financial information for the third quarters of 2021 and 2020 were as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2021
Operating revenues	$3,191,240	$162,275	$24	($7)	$3,353,532
Income taxes	$159,472	$8,836	($10,026)	$—	$158,282
Consolidated net income (loss)	$574,399	$26,064	($32,982)	($31,898)	$535,583
2020
Operating revenues	$2,689,186	$214,371	$25	($14)	$2,903,568
Income taxes	$143,622	$12,321	($6,499)	$—	$149,444
Consolidated net income (loss)	$555,583	$30,773	($28,758)	($31,899)	$525,699

Entergy’s segment financial information for the nine months ended September 30, 2021 and 2020 were as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
2021
Operating revenues	$8,461,241	$559,150	$77	($28)	$9,020,440
Income taxes	$290,566	($47,299)	($37,459)	$—	$205,808
Consolidated net income (loss)	$1,264,933	($210,460)	($85,445)	($95,695)	$873,333
Total assets as of September 30, 2021	$58,948,010	$1,238,200	$698,699	($2,041,410)	$58,843,499
2020
Operating revenues	$6,996,876	$746,629	$54	($25)	$7,743,534
Income taxes	$164,383	$6,249	($3,266)	$—	$167,366
Consolidated net income (loss)	$1,228,333	$5,523	($124,056)	($95,695)	$1,014,105
Total assets as of December 31, 2020	$55,940,153	$3,800,378	$552,632	($2,053,951)	$58,239,212

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total restructuring charges for the third quarters of 2021 and 2020 were comprised of the following:

	2021			2020
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of July 1,	$33	$—	$33	$153	$14	$167
Restructuring costs accrued	2	—	2	19	—	19
Cash paid out	—	—	—	1	—	1
Balance as of September 30,	$35	$—	$35	$171	$14	$185

In addition, Entergy Wholesale Commodities incurred $4 million in the third quarter 2020 of impairment and other related charges associated with these strategic decisions and transactions. No charges were incurred in the third quarter 2021.

Total restructuring charges for the nine months ended September 30, 2021 and 2020 were comprised of the following:

	2021			2020
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$145	$14	$159	$129	$14	$143
Restructuring costs accrued	9	1	10	57	—	57
Cash paid out	119	15	134	15	—	15
Balance as of September 30,	$35	$—	$35	$171	$14	$185

In addition, Entergy Wholesale Commodities incurred $345 million in the nine months ended September 30, 2021 and $16 million in the nine months ended September 30, 2020 of impairment and other related charges associated with these strategic decisions and transactions.

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses associated with management’s strategy to exit the merchant power business of approximately $10 million in 2021, of which $9 million has been incurred as of September 30, 2021, and a total of approximately $5 million in 2022.

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

Entergy entered into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settled against day-ahead power pool prices were used to manage price exposure for Entergy Wholesale Commodities generation. Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 99% for the remainder of 2021, all of which is sold under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2021 is 1.7 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.  As of September 30, 2021, there were no outstanding derivative contracts held by Entergy Wholesale Commodities. As of December 31, 2020, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $5 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $39 million in letters of credit were required to be posted by counterparties to the Entergy subsidiary.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy had executed natural gas swaps and options as of September 30, 2021 was 2.5 years for Entergy Louisiana and the maximum length of time over which Entergy had executed natural gas swaps as of September 30, 2021 was 6 months, each, for Entergy Mississippi and Entergy New Orleans. The total volume of natural gas swaps and options outstanding as of September 30, 2021 was 30,980,500 MMBtu for Entergy, including 18,260,000 MMBtu for Entergy Louisiana, 11,438,000 MMBtu for Entergy Mississippi, and 1,282,500 MMBtu for Entergy New Orleans. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
During the second quarter 2021, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2021 through May 31, 2022. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of September 30, 2021 was 91,873 GWh for Entergy, including 19,386 GWh for Entergy Arkansas, 41,531 GWh for Entergy Louisiana, 10,505 GWh for Entergy Mississippi, 4,242 GWh for Entergy New Orleans, and 15,849 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. As of September 30, 2021, $6 million in cash collateral was required to be posted by Entergy Wholesale Commodities to MISO. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of December 31, 2020. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of September 30, 2021 and for Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2020.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of September 30, 2021 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps and options	Prepayments and other (current portion)	$39	$—	$39	Utility
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$8	$—	$8	Utility
Financial transmission rights	Prepayments and other	$8	$—	$8	Utility and Entergy Wholesale Commodities

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet
(d)Excludes cash collateral in the amount of $6 million posted as of September 30, 2021 and $5 million posted as of December 31, 2020. Also excludes letters of credit in the amount of $4 million posted as of September 30, 2021 and $1 million posted and $39 million held as of December 31, 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended September 30, 2021 and 2020 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2021
Electricity swaps and options	$—	Competitive businesses operating revenues	$—

2020
Electricity swaps and options	($6)	Competitive businesses operating revenues	$15

(a)Before taxes of $3 million for the three months ended September 30, 2020

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the nine months ended September 30, 2021 and 2020 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2021
Electricity swaps and options	$2	Competitive businesses operating revenues	$40

2020
Electricity swaps and options	$54	Competitive businesses operating revenues	$134

(a)Before taxes of $8 million and $28 million for the nine months ended September 30, 2021 and 2020, respectively

Based on market prices as of September 30, 2021, there were no unrealized gains (losses) recorded in accumulated other comprehensive income on cash flow hedges relating to power sales.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2021 and 2020 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2021
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$37
Financial transmission rights	Purchased power expense	(b)	$18
Electricity swaps and options (c)	Competitive business operating revenues		$—

2020
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($1)
Financial transmission rights	Purchased power expense	(b)	$33
Electricity swaps and options (c)	Competitive business operating revenues		$2

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2021 and 2020 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$62
Financial transmission rights	Purchased power expense	(b)	$162
Electricity swaps and options (c)	Competitive business operating revenues		($2)

2020
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($3)
Financial transmission rights	Purchased power expense	(b)	$61
Electricity swaps and options (c)	Competitive business operating revenues		$—

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

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of September 30, 2021 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$19.6	$—	$19.6	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$2.3	$—	$2.3	Entergy Louisiana
Natural gas swaps	Prepayments and other	$23.2	$—	$23.2	Entergy Mississippi
Natural gas swaps	Prepayments and other	$2.3	$—	$2.3	Entergy New Orleans

Financial transmission rights	Prepayments and other	$2.4	$—	$2.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$2.7	($0.1)	$2.6	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.6	$—	$0.6	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.3	$—	$0.3	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.7	$—	$1.7	Entergy Texas

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of September 30, 2021, letters of credit posted with MISO covered financial transmission rights exposure of $1 million for Entergy Arkansas, $1.5 million for Entergy Louisiana, $0.7 million for Entergy Mississippi, $0.3 million for Entergy New Orleans, and $0.8 million for Entergy Texas. As of December 31, 2020, letters of credit posted with MISO covered financial transmission rights exposure of $0.3 million for Entergy Louisiana, $0.2 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, and $0.5 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended September 30, 2021 and 2020 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$9.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$25.6	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.2	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$4.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$8.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.5	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$2.6	(b)	Entergy Texas

2020
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$1.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.5)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$5.2	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$3.1	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.1	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$22.8	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the nine months ended September 30, 2021 and 2020 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$16.1	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$44	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.2	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$34	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$26.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$9.4	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$85.3	(b)	Entergy Texas

2020
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$1.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$14.7	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$13.9	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$0.7	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$30.5	(b)	Entergy Texas

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

The values of financial transmission rights are based on unobservable inputs, including estimates of congestion costs in MISO between applicable generation and load pricing nodes based on the 50th percentile of historical prices.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Office of Corporate Risk Oversight.  The values are calculated internally and verified against the data published by MISO. Entergy’s Entergy Wholesale Commodities Accounting group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various

Entergy Corporation and Subsidiaries
Notes to Financial Statements
inputs and assumptions used in the valuation. The Office of Corporate Risk Oversight reports to the Vice President and Treasurer.  The Entergy Wholesale Commodities Accounting group reports to the Chief Accounting Officer.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$956	$—	$—	$956
Decommissioning trust funds (a):
Equity securities	100	—	—	100
Debt securities (b)	733	1,322	—	2,055
Common trusts (c)				3,081
Securitization recovery trust account	28	—	—	28
Escrow accounts	49	—	—	49
Gas hedge contracts	39	8	—	47
Financial transmission rights	—	—	8	8
	$1,905	$1,330	$8	$6,324

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,630	$—	$—	$1,630
Decommissioning trust funds (a):
Equity securities	1,533	—	—	1,533
Debt securities (b)	919	1,698	—	2,617
Common trusts (c)				3,103
Power contracts	—	—	38	38
Securitization recovery trust account	42	—	—	42
Escrow accounts	148	—	—	148
Gas hedge contracts	1	1	—	2
Financial transmission rights	—	—	9	9
	$4,273	$1,699	$47	$9,122
Liabilities:
Gas hedge contracts	$6	$1	$—	$7

(a)The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.
(b)The decommissioning trust funds fair values presented herein do not include the recognition pursuant to ASU 2016-13 of a credit loss valuation allowance of $0.3 million as of September 30, 2021 and $0.1 million as of December 31, 2020 on debt securities. See Note 9 to the financial statements herein for additional information on the allowance for expected credit losses.
(c)Common trust funds are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2021 and 2020:

	2021		2020
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of July 1,	$—	$15	$49	$22
Total gains (losses) for the period (a)
Included in earnings	—	—	2	1
Included in other comprehensive income	—	—	(6)	—
Included as a regulatory liability/asset	—	11	—	27
Settlements	—	(18)	(17)	(33)
Balance as of September 30,	$—	$8	$28	$17

(a)Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period was ($3.7) million for the three months ended September 30, 2020.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2021 and 2020:

	2021		2020
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$38	$9	$118	$10
Total gains (losses) for the period (a)
Included in earnings	(2)	—	—	1
Included in other comprehensive income	2	—	54	—
Included as a regulatory liability/asset	—	149	—	44
Issuances of financial transmission rights	—	12	—	23
Settlements	(38)	(162)	(144)	(61)
Balance as of September 30,	$—	$8	$28	$17

(a)Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period was ($0.2) million for the nine months ended September 30, 2020.
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$96.5	$—	$—	$96.5
Decommissioning trust funds (a):
Equity securities	71.2	—	—	71.2
Debt securities	124.7	353.2	—	477.9
Common trusts (b)				827.2
Financial transmission rights	—	—	2.4	2.4
	$292.4	$353.2	$2.4	$1,475.2

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$168.0	$—	$—	$168.0
Decommissioning trust funds (a):
Equity securities	1.3	—	—	1.3
Debt securities	98.2	349.7	—	447.9
Common trusts (b)				824.7
Financial transmission rights	—	—	2.7	2.7
	$267.5	$349.7	$2.7	$1,444.6

Entergy Louisiana

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$266.3	$—	$—	$266.3
Decommissioning trust funds (a):
Equity securities	13.3	—	—	13.3
Debt securities	218.1	487.7	—	705.8
Common trusts (b)				1,268.2
Securitization recovery trust account	5.5	—	—	5.5
Gas hedge contracts	19.6	2.3	—	21.9
Financial transmission rights	—	—	2.6	2.6
	$522.8	$490.0	$2.6	$2,283.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$726.7	$—	$—	$726.7
Decommissioning trust funds (a):
Equity securities	8.7	—	—	8.7
Debt securities	172.4	459.8	—	632.2
Common trusts (b)				1,153.1
Securitization recovery trust account	2.7	—	—	2.7
Gas hedge contracts	0.8	0.5	—	1.3
Financial transmission rights	—	—	4.2	4.2
	$911.3	$460.3	$4.2	$2,528.9

Liabilities:
Gas hedge contracts	$0.3	$1.3	$—	$1.6

Entergy Mississippi

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$48.9	$—	$—	$48.9
Gas hedge contracts	23.2	—	—	23.2
Financial transmission rights	—	—	0.6	0.6
	$72.1	$—	$0.6	$72.7

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$64.6	$—	$—	$64.6
Financial transmission rights	—	—	0.6	0.6
	$64.6	$—	$0.6	$65.2

Liabilities:
Gas hedge contracts	$5.0	$—	$—	$5.0

Entergy New Orleans

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$26.4	$—	$—	$26.4
Securitization recovery trust account	5.7	—	—	5.7
Gas hedge contracts	2.3	—	—	2.3
Financial transmission rights	—	—	0.3	0.3
	$34.4	$—	$0.3	$34.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$3.4	$—	$—	$3.4
Escrow accounts	83.0	—	—	83.0
Financial transmission rights	—	—	0.1	0.1
	$86.4	$—	$0.1	$86.5

Liabilities:
Gas hedge contracts	$0.3	$—	$—	$0.3

Entergy Texas

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$17.2	$—	$—	$17.2
Financial transmission rights	—	—	1.7	1.7
	$17.2	$—	$1.7	$18.9

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$248.6	$—	$—	$248.6
Securitization recovery trust account	36.2	—	—	36.2
Financial transmission rights	—	—	1.6	1.6
	$284.8	$—	$1.6	$286.4
System Energy

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$163.0	$—	$—	$163.0
Decommissioning trust funds (a):
Equity securities	5.1	—	—	5.1
Debt Securities	219.3	248.7	—	468.0
Common trusts (b)				837.4
	$387.4	$248.7	$—	$1,473.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$216.4	$—	$—	$216.4
Decommissioning trust funds (a):
Equity securities	3.8	—	—	3.8
Debt securities	177.3	250.4	—	427.7
Common trusts (b)				784.4
	$397.5	$250.4	$—	$1,432.3

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2021.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$3.8	$4.8	$2.1	$0.6	$3.8
Gains (losses) included as a regulatory liability/asset	3.1	6.5	—	0.3	0.5
Settlements	(4.5)	(8.7)	(1.5)	(0.6)	(2.6)
Balance as of September 30,	$2.4	$2.6	$0.6	$0.3	$1.7

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2021.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$2.7	$4.2	$0.6	$0.1	$1.6
Issuances of financial transmission rights	2.8	4.1	1.7	0.4	2.7
Gains (losses) included as a regulatory liability/asset	30.9	21.1	7.7	2.4	82.7
Settlements	(34.0)	(26.8)	(9.4)	(2.6)	(85.3)
Balance as of September 30,	$2.4	$2.6	$0.6	$0.3	$1.7

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

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2021 on equity securities still held as of September 30, 2021 were ($22) million and $359 million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of September 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$2,055	$74	$10

2020
Debt Securities	$2,617	$197	$3

The unrealized gains/(losses) above are reported before deferred taxes of $4 million as of September 30, 2021 and $31 million as of December 31, 2020 for debt securities. The amortized cost of available-for-sale debt securities was $1,992 million as of September 30, 2021 and $2,423 million as of December 31, 2020.  As of September 30, 2021, available-for-sale debt securities had an average coupon rate of approximately 2.73%, an average duration of approximately 6.76 years, and an average maturity of approximately 10.36 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$650	$9	$187	$3
More than 12 months	35	1	2	—
Total	$685	$10	$189	$3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2021 and December 31, 2020 were as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	($4)
1 year - 5 years	431	672
5 years - 10 years	679	852
10 years - 15 years	346	377
15 years - 20 years	122	144
20 years+	477	576
Total	$2,055	$2,617

During the three months ended September 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $354 million and $156 million, respectively.  During the three months ended September 30, 2021 and 2020, gross gains of $8 million and $9 million, respectively, and gross losses of $2 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $1,151 million and $832 million, respectively.  During the nine months ended September 30, 2021 and 2020, gross gains of $24 million and $38 million, respectively, and gross losses of $15 million and $4 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair value of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plant as of September 30, 2021 was $562 million for Palisades. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2020 were $631 million for Indian Point 1, $794 million for Indian Point 2, $991 million for Indian Point 3, and $554 million for Palisades. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$477.9	$13.3	$3.4

2020
Debt Securities	$447.9	$27.7	$0.3

The amortized cost of available-for-sale debt securities was $468 million as of September 30, 2021 and $420.4 million as of December 31, 2020.  As of September 30, 2021, available-for-sale debt securities had an

Entergy Corporation and Subsidiaries
Notes to Financial Statements
average coupon rate of approximately 2.26%, an average duration of approximately 6.10 years, and an average maturity of approximately 7.16 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2021 on equity securities still held as of September 30, 2021 were ($8) million and $93.9 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$171.1	$2.6	$29.9	$0.3
More than 12 months	17.5	0.8	—	—
Total	$188.6	$3.4	$29.9	$0.3

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2021 and December 31, 2020 were as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	$—
1 year - 5 years	74.2	113.1
5 years - 10 years	207.3	189.8
10 years - 15 years	131.6	81.4
15 years - 20 years	31.3	28.5
20 years+	33.5	35.1
Total	$477.9	$447.9

During the three months ended September 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $20.6 million and $14.6 million, respectively.  During the three months ended September 30, 2021 and 2020, gross gains of $0.7 million and $1.7 million, respectively, and gross losses of $0.2 million and $3.6 thousand, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $46.7 million and $80.9 million, respectively.  During the nine months ended September 30, 2021 and 2020, gross gains of $2.3 million and $7.5 million, respectively, and gross losses of $0.3 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$705.8	$33.1	$3.3

2020
Debt Securities	$632.2	$51.3	$0.5

The amortized cost of available-for-sale debt securities was $676 million as of September 30, 2021 and $581.4 million as of December 31, 2020.  As of September 30, 2021, the available-for-sale debt securities had an average coupon rate of approximately 3.42%, an average duration of approximately 6.74 years, and an average maturity of approximately 12.29 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2021 on equity securities still held as of September 30, 2021 were ($6.7) million and $150.6 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$173.2	$2.6	$36.4	$0.5
More than 12 months	15.0	0.7	0.8	—
Total	$188.2	$3.3	$37.2	$0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2021 and December 31, 2020 were as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	$—
1 year - 5 years	117.0	117.0
5 years - 10 years	191.0	159.4
10 years - 15 years	109.5	101.2
15 years - 20 years	77.6	66.9
20 years+	210.7	187.7
Total	$705.8	$632.2

During the three months ended September 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $20.5 million and $30.6 million, respectively.  During the three months ended September 30, 2021 and 2020, gross gains of $0.9 million and $1.4 million, respectively, and gross losses of $23.5 thousand and $1.3 thousand, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $191.4 million and $132.1 million, respectively.  During the nine months ended September 30, 2021 and 2020, gross gains of $5.6 million and $6.3 million, respectively, and gross losses of $3.4 million and $0.7 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$468.0	$12.5	$2.4

2020
Debt Securities	$427.7	$30.0	$0.8

The amortized cost of available-for-sale debt securities was $458 million as of September 30, 2021 and $398.4 million as of December 31, 2020.  As of September 30, 2021, available-for-sale debt securities had an average coupon rate of approximately 2.28%, an average duration of approximately 7.18 years, and an average maturity of approximately 10.18 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2021 on equity securities still held as of September 30, 2021 were ($7.1) million and $96.1 million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$200.6	$2.4	$28.9	$0.8
More than 12 months	1.4	—	—	—
Total	$202.0	$2.4	$28.9	$0.8

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2021 and December 31, 2020 were as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	($1.1)
1 year - 5 years	149.2	134.7
5 years - 10 years	147.0	141.5
10 years - 15 years	40.2	31.5
15 years - 20 years	1.2	5.3
20 years+	130.4	115.8
Total	$468.0	$427.7

During the three months ended September 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $292.8 million and $24.1 million, respectively.  During the three months ended September 30, 2021 and 2020, gross gains of $5.9 million and $1.6 million, respectively, and gross losses of $2 million and $9.9 thousand, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2021 and 2020, proceeds from the dispositions of available-for-sale securities amounted to $468.5 million and $189.7 million, respectively.  During the nine months ended September 30, 2021 and 2020, gross gains of $9 million and $8.6 million, respectively, and gross losses of $3.8 million and $0.4 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy estimates the expected credit losses for its available-for-sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  As of September 30, 2021 and December 31, 2020, Entergy’s allowance for expected credit losses related to available-for-sale securities were $0.3 million and $0.1 million, respectively. Entergy did not record any impairments of available-for-sale debt securities for the three and nine months ended September 30, 2021 and 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Millions)
Entergy	$17	$17	$72	$61
Entergy Arkansas	$—	($2)	$8	$9
Entergy Louisiana	$8	$8	$24	$24
Entergy New Orleans	$—	$1	$—	$6
Entergy Texas	$9	$10	$22	$22
System Energy	$—	$—	$18	$—

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

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2021 were $1,783 million for Entergy, $38.9 million for Entergy Arkansas, $1,552.9 million for Entergy Louisiana, $25.5 million for Entergy Mississippi, $77.6 million for Entergy New Orleans, $42.3 million for Entergy Texas, and $17.5 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2020 were $745 million for Entergy, $59.7 million for Entergy Arkansas, $460.5 million for Entergy Louisiana, $31.4 million for Entergy Mississippi, $9.2 million for Entergy New Orleans, $116.8 million for Entergy Texas, and $17.7 million for System Energy.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in the three months ended September 30, 2021 and in the three months ended September 30, 2020. System Energy made payments under this arrangement, including interest, of $17.2 million in the nine months ended September 30, 2021 and in the nine months ended September 30, 2020.

NOTE 13.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended September 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Utility:
Residential	$1,291,645	$1,153,220
Commercial	756,903	647,119
Industrial	814,685	589,648
Governmental	66,167	56,710
Total billed retail	2,929,400	2,446,697

Sales for resale (a)	135,220	145,187
Other electric revenues (b)	81,343	69,122
Revenues from contracts with customers	3,145,963	2,661,006
Other revenues (c)	14,006	5,799
Total electric revenues	3,159,969	2,666,805

Natural gas	31,254	22,357

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	158,608	195,184
Other revenues (c)	3,701	19,222
Total competitive businesses revenues	162,309	214,406

Total operating revenues	$3,353,532	$2,903,568

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s total revenues for the nine months ended September 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Utility:
Residential	$3,114,084	$2,742,118
Commercial	1,958,284	1,712,179
Industrial	2,169,295	1,723,367
Governmental	184,576	156,251
Total billed retail	7,426,239	6,333,915

Sales for resale (a)	459,425	251,674
Other electric revenues (b)	348,683	288,009
Revenues from contracts with customers	8,234,347	6,873,598
Other revenues (c)	105,417	34,401
Total electric revenues	8,339,764	6,907,999

Natural gas	121,420	88,829

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	537,402	586,906
Other revenues (c)	21,854	159,800
Total competitive businesses revenues	559,256	746,706

Total operating revenues	$9,020,440	$7,743,534

The Registrant Subsidiaries’ total revenues for the three months ended September 30, 2021 and 2020 were as follows:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$294,797	$477,025	$184,479	$85,974	$249,370
Commercial	149,952	300,255	131,472	57,563	117,661
Industrial	155,714	477,439	40,671	8,574	132,287
Governmental	5,747	21,448	13,110	20,016	5,846
Total billed retail	606,210	1,276,167	369,732	172,127	505,164
Sales for resale (a)	76,576	98,830	35,199	23,290	25,329
Other electric revenues (b)	33,120	27,790	13,689	(3,258)	11,355
Revenues from contracts with customers	715,906	1,402,787	418,620	192,159	541,848
Other revenues (c)	6,777	4,950	1,699	787	(216)
Total electric revenues	722,683	1,407,737	420,319	192,946	541,632
Natural gas	—	12,971	—	18,283	—
Total operating revenues	$722,683	$1,420,708	$420,319	$211,229	$541,632

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$274,496	$413,442	$161,031	$83,242	$221,009
Commercial	137,764	248,276	109,432	50,565	101,082
Industrial	138,037	316,876	34,062	7,219	93,454
Governmental	5,133	17,449	10,917	17,187	6,024
Total billed retail	555,430	996,043	315,442	158,213	421,569
Sales for resale (a)	64,494	81,843	29,535	9,057	67,643
Other electric revenues (b)	17,677	35,097	9,612	2,403	5,685
Revenues from contracts with customers	637,601	1,112,983	354,589	169,673	494,897
Other revenues (c)	6,788	(2,766)	1,907	(161)	25
Total electric revenues	644,389	1,110,217	356,496	169,512	494,922
Natural gas	—	9,805	—	12,552	—
Total operating revenues	$644,389	$1,120,022	$356,496	$182,064	$494,922

The Registrant Subsidiaries’ total revenues for the nine months ended September 30, 2021 and 2020 were as follows:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$703,081	$1,153,428	$449,576	$212,586	$595,413
Commercial	367,556	787,255	331,052	156,454	315,967
Industrial	373,410	1,299,633	111,195	23,391	361,666
Governmental	14,538	61,611	34,526	54,708	19,193
Total billed retail	1,458,585	3,301,927	926,349	447,139	1,292,239
Sales for resale (a)	256,411	253,600	119,559	40,796	118,944
Other electric revenues (b)	125,912	127,444	54,029	2,894	42,461
Revenues from contracts with customers	1,840,908	3,682,971	1,099,937	490,829	1,453,644
Other revenues (c)	15,435	59,008	6,041	1,026	(1,358)
Total electric revenues	1,856,343	3,741,979	1,105,978	491,855	1,452,286
Natural gas	—	53,971	—	67,449	—
Total operating revenues	$1,856,343	$3,795,950	$1,105,978	$559,304	$1,452,286

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$665,355	$974,407	$400,495	$187,561	$514,300
Commercial	355,112	659,641	295,823	132,470	269,133
Industrial	345,378	974,419	106,327	17,632	279,611
Governmental	13,508	50,984	31,043	43,512	17,204
Total billed retail	1,379,353	2,659,451	833,688	381,175	1,080,248
Sales for resale (a)	142,590	243,071	62,383	27,245	89,459
Other electric revenues (b)	82,811	120,209	45,448	7,166	36,426
Revenues from contracts with customers	1,604,754	3,022,731	941,519	415,586	1,206,133
Other revenues (c)	13,314	1,628	6,853	12,256	319
Total electric revenues	1,618,068	3,024,359	948,372	427,842	1,206,452
Natural gas	—	37,962	—	50,867	—
Total operating revenues	$1,618,068	$3,062,321	$948,372	$478,709	$1,206,452

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. Due to the effect of the COVID-19 pandemic on customer receivables, however, Entergy recorded increases in its allowance for doubtful accounts in 2020. The following table sets forth a reconciliation of changes in the allowance for doubtful accounts for the nine months ended September 30, 2021 and 2020.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2020	$117.7	$18.3	$45.7	$19.5	$17.4	$16.8
Provisions	43.4	20.0	17.7	2.1	2.0	1.6
Write-offs	(72.5)	(21.4)	(28.3)	(11.8)	(1.3)	(9.7)
Recoveries	7.5	2.1	3.0	1.6	0.5	0.3
Balance as of September 30, 2021	$96.1	$19.0	$38.1	$11.4	$18.6	$9.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2019	$7.4	$1.2	$1.9	$0.6	$3.2	$0.5
Provisions	66.9	10.6	26.3	11.0	8.8	10.2
Write-offs	(8.6)	(1.8)	(3.5)	(1.2)	(1.0)	(1.1)
Recoveries	7.7	2.2	2.5	1.0	1.0	1.0
Balance as of September 30, 2020	$73.4	$12.2	$27.2	$11.4	$12.0	$10.6
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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2021, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2021 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

In March 2021 the APSC opened an investigation into Arkansas utilities’ preparation, response, operational performance, and communication regarding the February 2021 extreme weather events. Comments from jurisdictional utilities were filed in August 2021. In April 2021 the Arkansas Attorney General notified utilities of its intent to conduct an investigation into the fuel costs that were charged during the February 2021 winter storms; specifically, whether there was price gouging by suppliers.

Results of Operations

Net Income

Third Quarter 2021 Compared to Third Quarter 2020

Net income increased $19 million primarily due to higher volume/weather and higher retail electric price, partially offset by higher depreciation and amortization expenses and higher other operation and maintenance expenses.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net income increased $63.9 million primarily due to higher volume/weather, the reversal in 2021 of the remaining regulatory liability for the formula rate plan 2019 historical year netting adjustment, and higher retail electric price, partially offset by a higher effective income tax rate, higher depreciation and amortization expenses, and higher other operation and maintenance expenses.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Third Quarter 2021 Compared to Third Quarter 2020

Following is an analysis of the change in operating revenues comparing the third quarter 2021 to the third quarter 2020:

Amount
(In Millions)
2020 operating revenues	$644.4
Fuel, rider, and other revenues that do not significantly affect net income	37.9
Volume/weather	25.8
Retail electric price	14.6
2021 operating revenues	$722.7

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase of 433 GWh, or 7%, in billed electricity usage, primarily due to an increase in industrial usage and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the metals industry.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of May 2021. See Note 2 to the financial statements herein for further discussion of the 2020 formula rate plan filing.

Billed electric energy sales for Entergy Arkansas for the three months ended September 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	2,443	2,380	3
Commercial	1,664	1,619	3
Industrial	2,379	2,056	16
Governmental	65	63	3
Total retail	6,551	6,118	7
Sales for resale:
Associated companies	642	520	23
Non-associated companies	1,569	1,494	5
Total	8,762	8,132	8

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020:

Amount
(In Millions)
2020 operating revenues	$1,618.1
Fuel, rider, and other revenues that do not significantly affect net income	146.8
Volume/weather	69.8
Retail electric price	21.6
2021 operating revenues	$1,856.3

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase of 1,302 GWh, or 8%, in billed electricity usage, primarily due to an increase in industrial usage and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the metals industry.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective with the first billing cycle of May 2021. See Note 2 to the financial statements herein for further discussion of the 2020 formula rate plan filing.

Billed electric energy sales for Entergy Arkansas for the nine months ended September 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	6,400	5,951	8
Commercial	4,189	4,079	3
Industrial	6,346	5,605	13
Governmental	171	169	1
Total retail	17,106	15,804	8
Sales for resale:
Associated companies	1,763	1,232	43
Non-associated companies	5,300	3,471	53
Total	24,169	20,507	18

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Other Income Statement Variances

Third Quarter 2021 Compared to Third Quarter 2020

Other operation and maintenance expenses increased primarily due to:

•the deferral in the third quarter 2020 of $3 million in estimated incremental bad debt expenses that were incurred in second quarter 2020 resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity associated with the COVID-19 pandemic;
•an increase of $2.5 million in distribution operations expenses primarily due to a higher scope of work, including contract costs; and
•an increase of $2 million in compensation and benefits costs in 2021 primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

The increase was partially offset by:

•a decrease of $1.6 million in meter reading expenses as a result of the deployment of advanced metering systems;
•a decrease of $1.3 million in energy efficiency expenses due to the timing of recovery from customers; and
•a decrease of $1.2 million in nuclear generation expenses primarily due to lower nuclear labor costs, including contract labor, and a lower scope of work performed in 2021 as compared to 2020.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net for the third quarter 2020 included regulatory credits of $13.6 million to reflect the amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2019 formula rate plan filing. Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation related costs collected in revenue. Entergy Arkansas recorded regulatory charges in the third quarter 2021 as a result of portfolio rebalancing for the ANO 1 and ANO 2 decommissioning trust funds.

Other income increased primarily due to changes in decommissioning trust fund investment activity, including portfolio rebalancing for the ANO 1 and ANO 2 decommissioning trust funds in the third quarter 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $6 million in non-nuclear generation expenses due to a higher scope of work performed during plant outages in 2021 as compared to 2020;
•an increase of $5.9 million in compensation and benefits costs in 2021 primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs;
•lower nuclear insurance refunds of $5.8 million;
•an increase of $3.9 million in distribution operations expenses primarily due to an increase in vegetation maintenance costs and higher contractor costs;
•the deferral in 2020 of $3 million in estimated incremental bad debt expenses resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity associated with the COVID-19 pandemic;
•an increase of $2.4 million as a result of the amount of transmission costs allocated by MISO; and
•an increase of $2.1 million primarily due to contract costs in 2021 related to customer solutions and sustainability initiatives.

The increase was partially offset by:

•a decrease of $5.1 million in nuclear generation expenses primarily due to lower nuclear labor costs, including contract labor, and a lower scope of work performed in 2021 as compared to 2020;
•a decrease of $4.6 million in meter reading expenses as a result of the deployment of advanced metering systems; and
•a decrease of $3.4 million in energy efficiency expenses due to the timing of recovery from customers.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net for the nine months ended September 30, 2021 includes the reversal of the remaining $38.8 million regulatory liability for the 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding. Other regulatory charges (credits) - net for the nine months ended September 30, 2020 included regulatory credits of $35.8 million to reflect the amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for discussion of the 2020 and 2019 formula rate plan filings. Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation related costs collected in revenue. Entergy Arkansas recorded regulatory charges in the third quarter 2021 as a result of portfolio rebalancing for the ANO 1 and ANO 2 decommissioning trust funds.

Other income increased primarily due to changes in decommissioning trust fund investment activity, including portfolio rebalancing for the ANO 1 and ANO 2 decommissioning trust funds in 2021.

Income Taxes

The effective income tax rate was 24.5% for the third quarter 2021. The difference in the effective income tax rate for the third quarter 2021 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 21.7% for the nine months ended September 30, 2021. The difference in the effective income tax rate for the nine months ended September 30, 2021 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items and the amortization of excess accumulated deferred income taxes. See Note 10 to the financial statements herein and Note 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was 26.2% for the third quarter 2020. The difference in the effective income tax rate for the third quarter 2020 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items. See Note 10 to the financial

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$192,128	$3,519

Cash flow provided by (used in):
Operating activities	453,077	511,952
Investing activities	(546,953)	(634,739)
Financing activities	(915)	717,172
Net increase (decrease) in cash and cash equivalents	(94,791)	594,385

Cash and cash equivalents at end of period	$97,337	$597,904

Operating Activities

Net cash flow provided by operating activities decreased $58.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to:

•increased fuel costs, including those related to Winter Storm Uri, and the timing of recovery of fuel and purchased power costs. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the timing of collections of receivables from customers, in part due to the COVID-19 pandemic;
•$25 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•an increase of $21.6 million in pension contributions in 2021. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by the timing of payments to vendors.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities decreased $87.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to:

•a decrease of $72.1 million in storm spending;
•money pool activity;
•a decrease of $27.6 million in transmission construction expenditures primarily due to a lower scope of work on projects performed in 2021 as compared to 2020;
•a decrease of $23 million in information technology expenditures primarily due to decreased spending on various technology projects, including advanced metering infrastructure; and
•a decrease of $17.5 million in non-nuclear generation construction expenditures primarily due to a lower scope of work performed in 2021 as compared to 2020.

The decrease was partially offset by:

•$55 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•an increase of $27.9 million in distribution construction expenditures primarily due to a higher scope of work performed in 2021 as compared to 2020.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $4.2 million for the nine months ended September 30, 2021 compared to increasing by $51.7 million for the nine months ended September 30, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Arkansas’s financing activities used $0.9 million of cash for the nine months ended September 30, 2021 compared to providing $717.2 million for the nine months ended September 30, 2020 primarily due to the following activity:

•the issuance of $400 million of 3.35% Series mortgage bonds in March 2021 as compared to the issuances of $100 million of 4.00% Series mortgage bonds in March 2020 and $675 million of 2.65% Series mortgage bonds in September 2020;
•the repayment, at maturity, of $350 million of 3.75% Series mortgage bonds due February 2021;
•the repayment, at maturity, of $45 million of 2.375% governmental bonds due January 2021;
•higher prepaid deposits of $29.8 million related to contributions-in-aid-of-construction generation interconnection agreements in 2021 as compared to 2020; and
•money pool activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $21.6 million for the nine months ended September 30, 2020.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to an increase in equity resulting from net income.

	September 30, 2021	December 31, 2020
Debt to capital	52.8%	54.8%
Effect of subtracting cash	(0.6%)	(1.2%)
Net debt to net capital	52.2%	53.6%

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

Entergy Arkansas is developing its capital investment plan for 2022 through 2024 and currently anticipates making $2.6 billion in capital investments during that period. The preliminary estimate includes generation projects to modernize, decarbonize, and diversify Entergy Arkansas’s portfolio, such as the Walnut Bend Solar Facility and the West Memphis Solar Facility; investments in ANO 1 and 2; distribution and Utility support spending to deliver reliability, resilience, and customer experience; transmission spending to drive reliability and resilience and support customers’ sustainability goals for renewable expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
(In Thousands)
$7,301	$3,110	$51,697	($21,634)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in June 2026. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2022. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of September 30, 2021, no cash borrowings and no letters of credit were outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2021, a $2 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2024.  As of September 30, 2021, $5.3 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

Searcy Solar Facility

As discussed in the Form 10-K, in April 2020 the APSC issued an order approving Entergy Arkansas’s acquisition of the Searcy Solar facility as being in the public interest. In May 2021, Entergy Arkansas filed with the APSC an application seeking to amend its certificate for the Searcy Solar facility to allow for the use of a tax equity partnership. The tax equity partnership structure is expected to reduce costs and yield incremental net benefits to customers beyond those expected under the build-own-transfer structure alone. The APSC approved Entergy Arkansas’s tax equity partnership request in September 2021. Subject to the terms of the tax equity partnership, Entergy Arkansas will purchase the facility upon mechanical completion and after the other purchase contingencies have been met. Closing is expected to occur by the end of 2021.

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

West Memphis Solar Facility

In January 2021, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 180 MW West Memphis Solar Facility is in the public interest. In October 2021 the APSC granted Entergy Arkansas’s petition and approved the acquisition of the West Memphis Solar Facility and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. Closing is expected to occur in 2023.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

2021 Formula Rate Plan Filing

In July 2021, Entergy Arkansas filed with the APSC its 2021 formula rate plan filing to set its formula rate for the 2022 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2022 and a netting adjustment for the historical year 2020. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2022 projected year is 7.65% resulting in a revenue deficiency of $89.2 million. The earned rate of return on common equity for the 2020 historical year was 7.92% resulting in a $19.4 million netting adjustment. The total proposed revenue change for the 2022 projected year and 2020 historical year netting adjustment is $108.7 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase is limited to $72.4 million. In October 2021, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding. As a result of the settlement agreement, the total proposed revenue change is $82.2 million, including a $62.8 million increase for the projected 2022 year and a $19.4 million netting adjustment. Because Entergy Arkansas’s revenue requirement exceeded the constraint, the resulting increase is limited to $72.1 million. Also in October 2021 the APSC issued an order canceling the evidentiary hearing, accepting all filed testimony and exhibits into the record, and excusing all witnesses. The APSC will rule on the settlement agreement at a later date.

Energy Cost Recovery Rider

As discussed in the Form 10-K, in January 2014, Entergy Arkansas filed a motion with the APSC relating to its energy cost rate redetermination filing that was made in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude from the redetermination of its 2014 energy cost rate $65.9 million of incremental fuel and replacement energy costs incurred in 2013 as a result of the ANO stator

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information was available regarding various claims associated with the ANO stator incident. In February 2014 the APSC approved Entergy Arkansas’s request to retain that amount in its deferred fuel balance. In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that proceeding, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a regulatory proceeding for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs previously noted, subject to certain timelines and conditions set forth in the settlement agreement. In October 2021 the APSC approved Entergy Arkansas’s request to extend the deadline for initiating a regulatory proceeding for the purpose of recovering funds related to the stator incident for twelve additional months, or until December 1, 2022. See the “ANO Damage, Outage, and NRC Reviews” section in Note 8 to the financial statements in the Form 10-K for further discussion of the ANO stator incident.

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Green Promise Renewable Tariff

In July 2021, Entergy Arkansas filed a proposed green tariff designed to help participating customers meet their renewable and sustainability goals and to enhance economic development efforts in Arkansas. The total proposed amount of solar capacity currently available under this tariff is up to 200 MW. In September and October 2021 the APSC general staff and two net-metering solar developer intervenors filed responses indicating opposition to the tariff as proposed. The tariff is supported by certain commercial and industrial customers that have indicated an interest in subscribing to the tariff. In October 2021, Entergy Arkansas, Walmart, and industrial customers filed a non-unanimous settlement agreement supporting that the tariff should be approved as filed; the Arkansas Attorney General stated it does not oppose the settlement. A hearing is scheduled in January 2022.

COVID-19 Orders

See the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. In March 2021 the APSC issued an order confirming the lifting of the moratorium on service disconnects effective in May 2021. In August 2021 the APSC general staff filed a report recommending that utilities with a formula rate plan discontinue capturing any additional direct costs and savings as a regulatory asset and seek cost recovery through the formula rate plan. The APSC general staff further recommended that uncollectible amounts should be determined as of the end of its write-off period, approximately December 2021, and recovered in the next formula rate plan filing over one year. In November 2021 the APSC found the APSC general staff’s recommendation to be premature and asked utilities to report on the continued need for a regulatory asset. As of September 30, 2021, Entergy Arkansas had a regulatory asset of $24.5 million for costs associated with the COVID-19 pandemic.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$722,683	$644,389	$1,856,343	$1,618,068

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	94,580	77,239	295,317	217,342
Purchased power	74,579	57,599	206,248	145,811
Nuclear refueling outage expenses	13,207	13,010	39,389	42,809
Other operation and maintenance	175,236	169,898	503,242	486,525
Decommissioning	19,567	18,449	57,847	54,596
Taxes other than income taxes	36,892	34,379	96,741	92,611
Depreciation and amortization	90,887	84,515	269,442	252,574
Other regulatory charges (credits) - net	31,988	(28,348)	(27,649)	(67,632)
TOTAL	536,936	426,741	1,440,577	1,224,636

OPERATING INCOME	185,747	217,648	415,766	393,432

OTHER INCOME
Allowance for equity funds used during construction	4,113	3,876	10,714	10,671
Interest and investment income	53,661	2,218	78,809	18,402
Miscellaneous - net	(4,805)	(4,465)	(15,968)	(17,034)
TOTAL	52,969	1,629	73,555	12,039

INTEREST EXPENSE
Interest expense	35,452	36,902	104,862	108,494
Allowance for borrowed funds used during construction	(1,793)	(1,702)	(4,655)	(4,686)
TOTAL	33,659	35,200	100,207	103,808

INCOME BEFORE INCOME TAXES	205,057	184,077	389,114	301,663

Income taxes	50,166	48,234	84,593	61,055

NET INCOME	$154,891	$135,843	$304,521	$240,608

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$304,521	$240,608
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	380,481	366,549
Deferred income taxes, investment tax credits, and non-current taxes accrued	105,147	79,948
Changes in assets and liabilities:
Receivables	(107,075)	(73,890)
Fuel inventory	26,521	4,761
Accounts payable	15,485	(26,547)
Taxes accrued	(19,899)	(10,733)
Interest accrued	25,616	18,125
Deferred fuel costs	(113,004)	3,203
Other working capital accounts	(26,618)	(9,027)
Provisions for estimated losses	(1,266)	3,508
Other regulatory assets	74,022	(50,262)
Other regulatory liabilities	(46,061)	(484)
Pension and other postretirement liabilities	(81,913)	(31,245)
Other assets and liabilities	(82,880)	(2,562)
Net cash flow provided by operating activities	453,077	511,952

INVESTING ACTIVITIES
Construction expenditures	(495,203)	(593,249)
Allowance for equity funds used during construction	10,714	10,671
Payment for purchase of assets	—	(5,988)
Nuclear fuel purchases	(72,528)	(72,601)
Proceeds from sale of nuclear fuel	16,239	30,638
Proceeds from nuclear decommissioning trust fund sales	434,674	254,847
Investment in nuclear decommissioning trust funds	(436,658)	(266,397)
Changes in money pool receivable - net	(4,191)	(51,697)
Changes in securitization account	—	4,036
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	55,001
Net cash flow used in investing activities	(546,953)	(634,739)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	708,126	1,058,977
Retirement of long-term debt	(717,214)	(298,071)
Change in money pool payable - net	—	(21,634)
Common equity distributions paid	(25,000)	(25,000)
Other	33,173	2,900
Net cash flow provided by (used in) financing activities	(915)	717,172

Net increase (decrease) in cash and cash equivalents	(94,791)	594,385
Cash and cash equivalents at beginning of period	192,128	3,519
Cash and cash equivalents at end of period	$97,337	$597,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$77,434	$86,906

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$867	$24,108
Temporary cash investments	96,470	168,020
Total cash and cash equivalents	97,337	192,128
Accounts receivable:
Customer	235,409	183,719
Allowance for doubtful accounts	(18,997)	(18,334)
Associated companies	52,447	34,216
Other	55,837	35,845
Accrued unbilled revenues	131,016	109,000
Total accounts receivable	455,712	344,446
Deferred fuel costs	59,541	—
Fuel inventory - at average cost	17,290	43,811
Materials and supplies - at average cost	246,719	237,640
Deferred nuclear refueling outage costs	45,525	32,692
Prepayments and other	15,434	13,296
TOTAL	937,558	864,013

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,376,256	1,273,921
Other	338	341
TOTAL	1,376,594	1,274,262

UTILITY PLANT
Electric	13,135,507	12,905,322
Construction work in progress	401,058	234,213
Nuclear fuel	166,440	163,044
TOTAL UTILITY PLANT	13,703,005	13,302,579
Less - accumulated depreciation and amortization	5,449,425	5,255,355
UTILITY PLANT - NET	8,253,580	8,047,224

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,758,362	1,832,384
Deferred fuel costs	68,618	68,220
Other	17,513	14,028
TOTAL	1,844,493	1,914,632

TOTAL ASSETS	$12,412,225	$12,100,131

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$485,000
Accounts payable:
Associated companies	67,547	59,448
Other	209,269	208,591
Customer deposits	91,575	98,506
Taxes accrued	61,938	81,837
Interest accrued	48,361	22,745
Deferred fuel costs	—	53,065
Other	45,930	40,628
TOTAL	524,620	1,049,820

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,406,576	1,286,123
Accumulated deferred investment tax credits	29,599	30,500
Regulatory liability for income taxes - net	441,555	467,031
Other regulatory liabilities	666,287	686,872
Decommissioning	1,372,007	1,314,160
Accumulated provisions	68,903	70,169
Pension and other postretirement liabilities	279,615	361,682
Long-term debt	3,959,194	3,482,507
Other	108,179	75,098
TOTAL	8,331,915	7,774,142

Commitments and Contingencies

EQUITY
Member's equity	3,555,690	3,276,169
TOTAL	3,555,690	3,276,169

TOTAL LIABILITIES AND EQUITY	$12,412,225	$12,100,131

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2019	$3,125,937

Net income	44,595
Balance at March 31, 2020	$3,170,532

Net income	60,170
Balance at June 30, 2020	$3,230,702

Net income	135,843
Common equity distributions	(25,000)
Balance at September 30, 2020	$3,341,545

Balance at December 31, 2020	$3,276,169

Net income	93,037
Balance at March 31, 2021	$3,369,206

Net income	56,593
Balance at June 30, 2021	$3,425,799

Net income	154,891
Common equity distributions	(25,000)
Balance at September 30, 2021	$3,555,690

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Hurricane Ida

In August 2021, Hurricane Ida caused extensive damage to Entergy Louisiana’s distribution and transmission systems resulting in widespread power outages. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Ida are currently estimated to be in the range of $2.0 billion to $2.3 billion. Also, Entergy Louisiana’s revenues in 2021 were adversely affected by extended power outages resulting from the hurricane.

Entergy Louisiana has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy Louisiana recorded corresponding regulatory assets of approximately $800 million and construction work in progress of approximately $1.2 billion. Entergy Louisiana recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. There are well-established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy Louisiana has not gone through the regulatory process regarding these storm costs, there is an element of risk, and Entergy Louisiana is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Entergy Louisiana is considering all available avenues to recover storm-related costs from Hurricane Ida, including federal government assistance and securitization financing. In September 2021, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments to facilitate issuance of approximately $1 billion of shorter-term bonds to provide interim financing for restoration costs associated with Hurricane Ida, which bonds were issued in October 2021. Also in September 2021, as discussed below in “Storm Cost Filings - Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida,” Entergy Louisiana sought approval for the creation and funding of a $1 billion restricted escrow account for Hurricane Ida restoration costs, subject to a subsequent prudence review. Storm cost recovery or financing will be subject to review by applicable regulatory authorities, with a prudence review likely being initiated in the first quarter of 2022.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Results of Operations

Net Income

Third Quarter 2021 Compared to Third Quarter 2020

Net income remained relatively unchanged, increasing by $1 million, primarily due to higher retail electric price, higher other income, and lower other operation and maintenance expenses, partially offset by lower volume/weather, higher depreciation and amortization expenses, and higher interest expense.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net income decreased $48.3 million primarily due to the $58 million reduction in income tax expense resulting from an IRS settlement in the first quarter 2020 related to the uncertain tax position regarding the Hurricane Isaac Louisiana Act 55 financing, which also resulted in a $29 million ($21 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s agreement to share the savings with customers. Also contributing to the decrease was higher other operation and maintenance expenses, higher depreciation and amortization expenses, a higher effective income tax rate, and higher interest expense. The decrease was partially offset by higher retail electric price. See Note 3 to the financial statements in the Form 10-K for further discussion of the tax settlement.

Operating Revenues

Third Quarter 2021 Compared to Third Quarter 2020

Following is an analysis of the change in operating revenues comparing the third quarter 2021 to the third quarter 2020:

Amount
(In Millions)
2020 operating revenues	$1,120.0
Fuel, rider, and other revenues that do not significantly affect net income	300.3
Retail electric price	37.8
Volume/weather	(37.4)
2021 operating revenues	$1,420.7

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
•an interim increase in formula rate plan revenues effective December 2020 due to the inclusion of the first-year revenue requirement for the Washington Parish Energy Center; and
•an increase in formula rate plan revenues, including increases in the transmission and distribution recovery mechanisms, implemented with the first billing cycle of September 2021.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
proceedings.

The volume/weather variance is primarily due to the effect of a decrease in the unbilled sales period, partially offset by an increase in billed sales. The decrease in the unbilled sales period was primarily due to a decrease in usage as a result of Hurricane Ida in the third quarter 2021. The increase in billed sales is due to an increase in industrial usage primarily due to increased demand from expansion projects, primarily in the chemicals, metals, and transportation industries, increased demand from existing customers, primarily in the chemicals and industrial gases industries, and an increase in demand from co-generation customers. The increase in billed sales is partially offset by less favorable weather on residential and commercial sales and a decrease in residential and commercial usage primarily due to the effects of Hurricane Ida in the third quarter 2021. The decrease in residential and commercial usage is partially offset by the effects of Hurricane Laura in the third quarter 2020. See “Hurricane Ida” above and see the “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the impacts from the storms.

Billed electric energy sales for Entergy Louisiana for the three months ended September 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	4,259	4,557	(7)
Commercial	2,950	3,033	(3)
Industrial	7,687	7,129	8
Governmental	202	202	—
Total retail	15,098	14,921	1
Sales for resale:
Associated companies	1,397	1,477	(5)
Non-associated companies	803	630	27
Total	17,298	17,028	2

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020:

Amount
(In Millions)
2020 operating revenues	$3,062.3
Fuel, rider, and other revenues that do not significantly affect net income	624.6
Retail electric price	113.2
Volume/weather	(4.2)
2021 operating revenues	$3,795.9

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not

Entergy Louisiana, LLC and Subsidiaries
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
•an interim increase in formula rate plan revenues effective December 2020 due to the inclusion of the first-year revenue requirement for the Washington Parish Energy Center; and
•an increase in formula rate plan revenues, including increases in the transmission and distribution recovery mechanisms, implemented with the first billing cycle of September 2021.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

The volume/weather variance is primarily due to a decrease in the unbilled sales period, partially offset by an increase in billed sales. The decrease in the unbilled sales period was primarily due to a decrease in usage in the third quarter 2021 as a result of Hurricane Ida. The increase in billed sales is due to the effect of more favorable weather on residential sales and an increase in industrial usage primarily due to increased demand from expansion projects, primarily in the chemicals and transportation industries, and an increase in demand from co-generation customers. The increase in industrial usage is partially offset by a decrease in demand from mid-to-small customers and existing customers in the chemicals and petroleum refining industries. The increase in billed sales is partially offset by a decrease in residential and commercial usage primarily due to the effects of Hurricane Ida in the third quarter 2021. The decrease in residential and commercial usage is partially offset by the effects of Hurricane Laura in the third quarter 2020. See “Hurricane Ida” above and see the “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of the impacts from the storms.

Billed electric energy sales for Entergy Louisiana for the nine months ended September 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	10,728	10,771	—
Commercial	7,860	7,947	(1)
Industrial	22,431	22,006	2
Governmental	600	590	2
Total retail	41,619	41,314	1
Sales for resale:
Associated companies	3,523	4,225	(17)
Non-associated companies	1,741	1,631	7
Total	46,883	47,170	(1)

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Other Income Statement Variances

Third Quarter 2021 Compared to Third Quarter 2020

Other operation and maintenance expenses decreased primarily due to a gain of $14.8 million on the sale of a pipeline.

The decrease was partially offset by:

•an increase of $8.2 million in distribution operations expenses primarily due to higher reliability costs and higher vegetation maintenance costs; and
•an increase of $2.6 million in compensation and benefits costs in 2021 primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to changes in decommissioning trust fund activity.

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

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $13.7 million in distribution operations expenses primarily due to higher reliability costs and higher vegetation maintenance costs;
•an increase of $11.3 million in compensation and benefits costs in 2021 primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs;
•an increase of $17.3 million in nuclear generation expenses primarily due to a higher scope of work performed in 2021 as compared to 2020 primarily due to the effects of the COVID-19 pandemic in 2020;
•an increase of $7.5 million in non-nuclear generation expenses due to higher expenses associated with plants placed in service, including the Lake Charles Power Station, which began commercial operation in March 2020, and the Washington Parish Energy Center, purchased in November 2020;

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•an increase of $5.8 million in energy efficiency costs due to the timing of recovery from customers;
•lower nuclear insurance refunds of $4.2 million;
•an increase of $3.9 million as a result of the amount of transmission costs allocated by MISO. See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs; and
•an increase of $3.5 million primarily due to contract costs in 2021 related to customer solutions and sustainability initiatives.

The increase was partially offset by a gain of $14.8 million, recorded in the third quarter 2021, on the sale of a pipeline.

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

Other income increased primarily due to changes in decommissioning trust fund activity. The increase was partially offset by a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Lake Charles Power Station project.

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

Income Taxes

The effective income tax rate was 20.1% for the third quarter 2021 and 18.4% for the nine months ended September 30, 2021. The differences in the effective income tax rates for the third quarter 2021 and the nine months ended September 30, 2021 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, the amortization of excess accumulated deferred income taxes, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$728,020	$2,006

Cash flow provided by (used in):
Operating activities	1,047,987	1,113,574
Investing activities	(2,224,730)	(1,096,819)
Financing activities	715,416	233,402
Net increase (decrease) in cash and cash equivalents	(461,327)	250,157

Cash and cash equivalents at end of period	$266,693	$252,163

Operating Activities

Net cash flow provided by operating activities decreased $65.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to:

•an increase of approximately $130.7 million in storm spending in 2021, primarily due to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Hurricane Ida restoration efforts. See “Hurricane Ida” above and see the “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of storm restoration efforts;
•an increase of $29 million in spending on nuclear refueling outages;
•income tax refunds of $20.7 million in 2020. Entergy Louisiana had income tax refunds in 2020 as a result of a refund of an overpayment on a prior year state income tax return; and

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•an increase of $28.4 million in pension contributions in 2021. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by the timing of collection of receivables from customers and timing of recovery of fuel and purchased power costs.

Investing Activities

Net cash flow used in investing activities increased $1,127.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to:

•an increase of $993.4 million in storm spending in 2021, primarily due to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Hurricane Ida restoration efforts. See “Hurricane Ida” above and see the “Hurricane Laura, Hurricane Delta, and Hurricane Zeta” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for discussion of storm restoration efforts;
•an increase of $100.5 million in distribution construction expenditures primarily due to investment in the reliability and infrastructure of Entergy Louisiana’s distribution system;
•$39.1 million in net receipts from storm reserve escrow accounts in 2020;
•an increase of $29.9 million in nuclear decommissioning trust fund activity as a result of a lump sum contribution for amounts collected over a 17-month period. See Note 2 in the Form 10-K for a discussion of nuclear decommissioning expense recovery;
•an increase of $21.6 million in transmission construction expenditures primarily due to a higher scope of work on projects performed in 2021 as compared to 2020;
•an increase of $20.8 million as a result of fluctuations in nuclear fuel activity, primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•an increase of $20.1 million in nuclear construction expenditures primarily due to increased spending on various projects in 2021.

The increase was partially offset by:

•a decrease of $56.1 million in non-nuclear generation construction expenditures due to higher spending in 2020 on the Lake Charles Power Station;
•money pool activity;
•the sale of a pipeline for $15 million in 2021; and
•the purchase of a portion of a transmission operating center from Entergy Services for $14.5 million in 2020.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $6.6 million for the nine months ended September 30, 2021 compared to increasing by $21.6 million for the nine months ended September 30, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $482 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to:

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•the issuance of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021, as compared to the issuances of $350 million of 2.90% Series mortgage bonds and $300 million of 4.20% Series mortgage bonds, each in March 2020;
•the repayment of $250 million of 3.95% Series mortgage bonds in August 2020;
•money pool activity; and
•net long-term borrowings of $44.3 million in 2021 compared to net repayments of long-term borrowings of $37.9 million in 2020 on the nuclear fuel company variable interest entities’ credit facilities.

The increase was partially offset by:

•the repayment of $200 million of 4.80% Series mortgage bonds in May 2021;
•the repayment of Entergy Louisiana Waterford VIE’s $40 million of 3.92% Series H secured notes in February 2021; and
•an increase of $38.5 million in common equity distributions in 2021 primarily to maintain Entergy Louisiana’s targeted capital structure. In addition, common equity distributions were lower in 2020 due to spending on the Lake Charles Power Station and the purchase of the Washington Parish Energy Center.

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

	September 30, 2021	December 31, 2020
Debt to capital	55.3%	54.8%
Effect of excluding securitization bonds	0.0%	0.0%
Debt to capital, excluding securitization bonds (a)	55.3%	54.8%
Effect of subtracting cash	(0.6%)	(2.1%)
Net debt to net capital, excluding securitization bonds (a)	54.7%	52.7%

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

Entergy Louisiana is developing its capital investment plan for 2022 through 2024 and currently anticipates making $4.1 billion in capital investments during that period, excluding capital spending as a result of Hurricane Ida. The preliminary estimate includes generation projects to modernize, decarbonize, and diversify Entergy Louisiana’s portfolio; investments in River Bend and Waterford 3; distribution and Utility support spending to deliver reliability, resilience, and customer experience; transmission spending to drive reliability and resilience and support customers’ sustainability goals for renewable expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
(In Thousands)
$20,061	$13,426	$21,649	($82,826)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in June 2026.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of September 30, 2021, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2021, $6.8 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2024.  As of September 30, 2021, $53.2 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of September 30, 2021, $49.3 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Retail Rates - Electric

2017 Formula Rate Plan Filing

As discussed in the Form 10-K, in June 2018, Entergy Louisiana filed its formula rate plan evaluation report for its 2017 calendar year operations, and filed a supplemental formula rate plan evaluation report in August 2018. In accordance with the terms of the formula rate plan, in September 2018 the LPSC staff and intervenors submitted their responses to Entergy Louisiana’s original formula rate plan evaluation report and supplemental compliance updates. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2017 test year formula rate plan evaluation report. In its letter, the LPSC staff reiterated its original objections/reservations pertaining to Entergy Louisiana’s proposed rate adjustments associated with the return of excess accumulated deferred income taxes pursuant to the Tax Cuts and Jobs Act and the treatment of accumulated deferred income taxes related to reductions of rate base, specifically how the accumulated deferred income taxes associated with uncertain tax positions have been accounted for, and test year expenses billed from Entergy Services to Entergy Louisiana. The LPSC staff further reserved its rights for future proceedings and to dispute future proposed adjustments to the 2017 test year formula rate plan evaluation report. The LPSC staff withdrew all other objections/reservations.

As also discussed in the Form 10-K, in May 2019, Entergy Louisiana filed an update to its 2017 formula rate plan evaluation report to include the estimated first-year revenue requirement of $109.5 million associated with the J. Wayne Leonard Power Station (formerly St. Charles Power Station). In February 2021 the LPSC staff filed testimony that substantially all the costs to construct J. Wayne Leonard Power Station were prudently incurred and eligible for recovery from customers. The LPSC staff further recommended that the LPSC consider monitoring the remaining $3.1 million that was estimated to be incurred for completion of the project in the event the final costs exceed the estimated amounts. In July 2021 the LPSC approved a settlement between the LPSC staff and Entergy Louisiana finding that substantially all the costs to construct J. Wayne Leonard Power Station were prudently incurred and eligible for recovery from customers.

2018 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2019, Entergy Louisiana filed its formula rate plan evaluation report for its 2018 calendar year operations. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2018 test year formula rate plan evaluation report. In its letter, the LPSC staff reiterated its original objection/reservation pertaining to test year expenses billed from Entergy Services to Entergy Louisiana and outstanding issues from the 2017 test year formula rate plan evaluation report. The LPSC staff withdrew all other objections/reservations.

2019 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2020, Entergy Louisiana filed with the LPSC its formula rate plan evaluation report for its 2019 calendar year operations. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2019 test year formula rate plan filing. In its letter, the LPSC staff disputes Entergy Louisiana’s exclusion of approximately $251 thousand of interest income allocated from Entergy Operations and Entergy Services to Entergy Louisiana to the extent that there are other adjustments that would move Entergy Louisiana out of the formula rate plan deadband. The LPSC staff reserved the right to further contest the issue in future proceedings. The LPSC staff further reserved outstanding issues from the 2017 and 2018 formula rate plan evaluation reports and withdrew all other remaining objections/reservations.

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

2020 Formula Rate Plan Filing

In June 2021, Entergy Louisiana filed its formula rate plan evaluation report for its 2020 calendar year operations. The 2020 test year evaluation report produced an earned return on common equity of 8.45%, with a base formula rate plan revenue increase of $63 million. Certain reductions in formula rate plan revenue driven by lower sales volumes, reductions in capacity cost and net MISO cost, and higher credits resulting from the Tax Cuts and Jobs Act offset the base formula rate plan revenue increase, leading to a net increase in formula rate plan revenue of $50.7 million. The report also included multiple new adjustments to account for, among other things, the calculation of distribution recovery mechanism revenues. The effects of the changes to total formula rate plan revenue are different for each legacy company, primarily due to differences in the legacy companies’ capacity cost changes, including the effect of true-ups. Legacy Entergy Louisiana formula rate plan revenues will increase by $27 million and legacy Entergy Gulf States Louisiana formula rate plan revenues will increase by $23.7 million. Subject to refund and LPSC review, the resulting changes became effective for bills rendered during the first billing cycle of September 2021. Discovery commenced in the proceeding. In August 2021, Entergy Louisiana submitted an update to its evaluation report to account for various changes. Relative to the June 2021 filing, the total formula rate plan revenue increased by $14.2 million to an updated total of $64.9 million. Legacy Entergy Louisiana formula rate plan revenues will increase by $32.8 million and legacy Entergy Gulf States Louisiana formula rate plan revenues will increase by $32.1 million. The results of the 2020 test year evaluation report bandwidth calculation were unchanged as there was no change in the earned return on common equity of 8.45%. In September 2021 the LPSC staff filed a letter with a general statement of objections/reservations because it had not completed its review, and indicated it would update the letter once its review was complete. Should the parties be unable to resolve any objections, those issues will be set for hearing, with recovery of the associated costs subject to refund.

Storm Cost Filings

Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida

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

In October 2020, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments to facilitate issuance of shorter-term bonds to provide interim financing for restoration costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta. Subsequently, Entergy Louisiana and the LPSC staff filed a joint motion seeking approval to exclude from the derivation of Entergy Louisiana’s capital structure and

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
cost rate of debt for ratemaking purposes, including the allowance for funds used during construction, shorter-term debt up to $1.1 billion issued by Entergy Louisiana to fund costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta costs on an interim basis. In November 2020 the LPSC issued an order approving the joint motion, and Entergy Louisiana issued $1.1 billion of 0.62% Series mortgage bonds due November 2023. Also in November 2020, Entergy Louisiana withdrew $257 million from its funded storm reserves.

In February 2021, two winter storms (collectively, Winter Storm Uri) brought freezing rain and ice to Louisiana. Ice accumulation sagged or downed trees, limbs, and power lines, causing damage to Entergy Louisiana’s transmission and distribution systems. The additional weight of ice caused trees and limbs to fall into power lines and other electric equipment. When the ice melted, it affected vegetation and electrical equipment, causing incremental outages. As discussed below in “Fuel and purchased power recovery,” Entergy Louisiana recovered the incremental fuel costs associated with Winter Storm Uri over a five-month period from April 2021 through August 2021.

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs, and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs, as included in the July 2021 supplemental filing, for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by the storms are currently estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana is seeking an LPSC determination that $2.11 billion was prudently incurred and, therefore, is eligible for recovery from customers. Additionally, Entergy Louisiana is requesting that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million is appropriate. In July 2021, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In September 2021, Entergy Louisiana supplemented the application with a request to establish and securitize a $1 billion restricted storm escrow account for Hurricane Ida related restoration costs, subject to a subsequent prudence review. In total, Entergy Louisiana requested authorization for the issuance of system restoration bonds in one or more series in an aggregate principal amount of $3.18 billion, which includes the costs of re-establishing and funding a storm damage escrow account, carrying costs and unamortized debt costs on interim financing, and issuance costs. In October 2021 an updated procedural schedule was established with a hearing in March 2022.

Fuel and purchased power recovery

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. In September 2021 the LPSC submitted its audit report and found that all costs recovered through the fuel adjustment clause were reasonable and eligible for recovery through the fuel adjustment clause. The report did contain prospective recommendations on internal informational reporting.

In February 2021, Entergy Louisiana incurred extraordinary fuel costs associated with the February 2021 winter storms. To mitigate the effect of these costs on customer bills, in March 2021 Entergy Louisiana requested and the LPSC approved the deferral and recovery of $166 million in incremental fuel costs over five months beginning in April 2021. The incremental fuel costs remain subject to review for reasonableness and eligibility for recovery through the fuel adjustment clause mechanism. The final amount of incremental fuel costs is subject to change through the MISO resettlement process. At its April 2021 meeting, the LPSC authorized its staff to review the prudence of February 2021 fuel costs incurred by all LPSC-jurisdictional utilities. At its June 2021 meeting, the LPSC approved the hiring of consultants to assist its staff in this review. Discovery is ongoing.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
In March 2021 the LPSC staff provided notice of an audit of Entergy Louisiana’s purchased gas adjustment clause filings covering the period January 2018 through December 2020. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s purchased gas adjustment clause for that period. Discovery is ongoing, and no audit report has been filed.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. The suspension of late fees and disconnects for non-payment was approved through the first billing cycle after July 16, 2020. In January 2021, Entergy Louisiana resumed disconnections for customers in all customer classes with past-due balances that have not made payment arrangements. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of September 30, 2021, Entergy Louisiana had a regulatory asset of $59.2 million for costs associated with the COVID-19 pandemic.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)
	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,407,737	$1,110,217	$3,741,979	$3,024,359
Natural gas	12,971	9,805	53,971	37,962
TOTAL	1,420,708	1,120,022	3,795,950	3,062,321

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	421,464	162,981	922,060	469,083
Purchased power	176,473	160,069	573,030	474,598
Nuclear refueling outage expenses	11,932	13,796	37,407	41,080
Other operation and maintenance	239,132	244,136	752,214	693,010
Decommissioning	17,250	16,407	51,108	48,611
Taxes other than income taxes	63,428	61,797	167,880	160,592
Depreciation and amortization	165,469	154,162	489,343	453,552
Other regulatory charges (credits) - net	(1,920)	(17,822)	7,560	(25,892)
TOTAL	1,093,228	795,526	3,000,602	2,314,634

OPERATING INCOME	327,480	324,496	795,348	747,687

OTHER INCOME
Allowance for equity funds used during construction	7,247	6,255	20,183	27,197
Interest and investment income	39,225	61,487	171,197	135,625
Miscellaneous - net	(8,924)	(40,025)	(79,595)	(57,235)
TOTAL	37,548	27,717	111,785	105,587

INTEREST EXPENSE
Interest expense	87,295	82,716	260,731	248,529
Allowance for borrowed funds used during construction	(3,278)	(3,256)	(9,105)	(13,590)
TOTAL	84,017	79,460	251,626	234,939

INCOME BEFORE INCOME TAXES	281,011	272,753	655,507	618,335

Income taxes	56,536	49,287	120,479	35,014

NET INCOME	$224,475	$223,466	$535,028	$583,321

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)
	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)

Net Income	$224,475	$223,466	$535,028	$583,321
Other comprehensive income (loss)
Pension and other postretirement liabilities (net of tax expense (benefit) of ($46), ($282), $18, and $2,724)	(131)	(800)	50	7,722
Other comprehensive income (loss)	(131)	(800)	50	7,722
Comprehensive Income	$224,344	$222,666	$535,078	$591,043

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$535,028	$583,321
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	607,299	591,045
Deferred income taxes, investment tax credits, and non-current taxes accrued	159,723	56,767
Changes in working capital:
Receivables	(91,771)	(100,718)
Fuel inventory	5,763	(3,845)
Accounts payable	450,064	169,577
Prepaid taxes and taxes accrued	94,751	148,379
Interest accrued	4,464	(4,220)
Deferred fuel costs	(49,786)	(61,732)
Other working capital accounts	(41,769)	(33,691)
Changes in provisions for estimated losses	(764)	(42,624)
Changes in other regulatory assets	(938,646)	(129,843)
Changes in other regulatory liabilities	92,138	(19,761)
Changes in pension and other postretirement liabilities	(68,132)	(49,168)
Other	289,625	10,087
Net cash flow provided by operating activities	1,047,987	1,113,574

INVESTING ACTIVITIES
Construction expenditures	(2,147,096)	(1,064,765)
Allowance for equity funds used during construction	20,183	27,197
Payment for purchase of assets	—	(14,511)
Proceeds from sale of assets	15,000	—
Nuclear fuel purchases	(75,349)	(76,392)
Proceeds from the sale of nuclear fuel	13,201	35,041
Receipts from storm reserve escrow account	—	40,601
Payments to storm reserve escrow account	—	(1,467)
Changes to securitization account	(2,815)	(5,925)
Proceeds from nuclear decommissioning trust fund sales	505,840	281,131
Investment in nuclear decommissioning trust funds	(555,749)	(301,170)
Changes in money pool receivable - net	(6,635)	(21,649)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	8,690	5,090
Net cash flow used in investing activities	(2,224,730)	(1,096,819)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,404,102	1,800,392
Retirement of long-term debt	(1,628,383)	(1,453,564)
Change in money pool payable - net	—	(82,826)
Distributions paid:
Common equity distributions paid	(60,000)	(21,500)
Other	(303)	(9,100)
Net cash flow provided by financing activities	715,416	233,402

Net increase (decrease) in cash and cash equivalents	(461,327)	250,157
Cash and cash equivalents at beginning of period	728,020	2,006
Cash and cash equivalents at end of period	$266,693	$252,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$247,878	$246,456
Income taxes	$—	($20,684)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2021 and December 31, 2020
(Unaudited)

	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$401	$1,303
Temporary cash investments	266,292	726,717
Total cash and cash equivalents	266,693	728,020
Accounts receivable:
Customer	380,218	317,905
Allowance for doubtful accounts	(38,103)	(45,693)
Associated companies	95,988	81,624
Other	42,341	41,760
Accrued unbilled revenues	192,398	178,840
Total accounts receivable	672,842	574,436
Deferred fuel costs	52,036	2,250
Fuel inventory	44,917	50,680
Materials and supplies - at average cost	463,854	437,933
Deferred nuclear refueling outage costs	50,004	48,407
Prepayments and other	51,239	36,813
TOTAL	1,601,585	1,878,539

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,987,336	1,794,042
Non-utility property - at cost (less accumulated depreciation)	332,838	323,110
Other	13,622	13,399
TOTAL	3,724,383	3,521,138

UTILITY PLANT
Electric	26,433,677	25,619,789
Natural gas	277,164	262,744
Construction work in progress	1,908,777	667,281
Nuclear fuel	208,699	210,128
TOTAL UTILITY PLANT	28,828,317	26,759,942
Less - accumulated depreciation and amortization	9,735,089	9,372,224
UTILITY PLANT - NET	19,093,228	17,387,718

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $— as of September 30, 2021 and $5,088 as of December 31, 2020)	2,664,712	1,726,066
Deferred fuel costs	168,122	168,122
Other	39,938	23,924
TOTAL	2,872,772	1,918,112

TOTAL ASSETS	$27,291,968	$24,705,507

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2021 and December 31, 2020
(Unaudited)

	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$240,000
Accounts payable:
Associated companies	124,691	103,148
Other	2,411,444	1,450,008
Customer deposits	150,826	152,612
Taxes accrued	137,368	42,617
Interest accrued	96,713	92,249
Current portion of unprotected excess accumulated deferred income taxes	33,400	31,138
Other	61,681	62,968
TOTAL	3,016,123	2,174,740

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,307,263	2,138,522
Accumulated deferred investment tax credits	103,770	107,317
Regulatory liability for income taxes - net	410,807	447,628
Other regulatory liabilities	1,044,990	918,293
Decommissioning	1,632,846	1,573,307
Accumulated provisions	24,175	24,939
Pension and other postretirement liabilities	624,645	692,728
Long-term debt (includes securitization bonds of $—as of September 30, 2021 and $10,278 as of December 31, 2020)	9,813,493	8,787,451
Other	381,129	382,894
TOTAL	16,343,118	15,073,079

Commitments and Contingencies

EQUITY
Member's equity	7,928,350	7,453,361
Accumulated other comprehensive income	4,377	4,327
TOTAL	7,932,727	7,457,688

TOTAL LIABILITIES AND EQUITY	$27,291,968	$24,705,507

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2019	$6,392,556	$4,562	$6,397,118

Net income	189,396	—	189,396
Other comprehensive income	—	9,467	9,467
Distributions declared on common equity	(11,500)	—	(11,500)
Other	(10)	—	(10)
Balance at March 31, 2020	$6,570,442	$14,029	$6,584,471

Net income	170,459	—	170,459
Other comprehensive loss	—	(945)	(945)
Distributions declared on common equity	(5,000)	—	(5,000)
Other	(13)	—	(13)
Balance at June 30, 2020	$6,735,888	$13,084	$6,748,972

Net income	223,466	—	223,466
Other comprehensive loss	—	(800)	(800)
Distributions declared on common equity	(5,000)	—	(5,000)
Other	(8)	—	(8)
Balance at September 30, 2020	$6,954,346	$12,284	$6,966,630

Balance at December 31, 2020	$7,453,361	$4,327	$7,457,688

Net income	166,626	—	166,626
Other comprehensive loss	—	(407)	(407)
Other	(16)	—	(16)
Balance at March 31, 2021	$7,619,971	$3,920	$7,623,891

Net income	143,927	—	143,927
Other comprehensive income	—	588	588
Other	(12)	—	(12)
Balance at June 30, 2021	$7,763,886	$4,508	$7,768,394

Net income	224,475	—	224,475
Other comprehensive loss	—	(131)	(131)
Distributions declared on common equity	(60,000)	—	(60,000)
Other	(11)	—	(11)
Balance at September 30, 2021	$7,928,350	$4,377	$7,932,727

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Winter Storm Uri

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - February 2021 Winter Storms” in the Form 10-K for a discussion of the winter storms and extreme cold temperatures experienced in the United States, including Entergy Mississippi’s service area, in February 2021 (Winter Storm Uri). Fuel and purchased power costs for Entergy Mississippi were approximately $65 million in February 2021 compared to approximately $35 million in February 2020. See Note 2 to the financial statements in the Form 10-K for discussion of storm cost recovery and fuel cost recovery at Entergy Mississippi.

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

In April 2021 the MPSC opened a proceeding to investigate Entergy Mississippi’s membership in MISO. In the order, the MPSC noted the impact of the February 2021 winter storms, stating that it observed “excessive prices of natural gas and electricity” during the winter event. Entergy Mississippi submitted comments in the proceeding in June 2021. In October 2021 the MPSC established a procedural schedule requesting additional comments and responses.

Results of Operations

Net Income

Third Quarter 2021 Compared to Third Quarter 2020

Net income increased $4 million primarily due to higher retail electric price and lower other operation and maintenance expenses, partially offset by higher depreciation and amortization expenses and lower volume/weather.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net income increased $20 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher depreciation and amortization expenses, higher other operation and maintenance expenses, higher taxes other than income taxes, higher interest expenses, and a higher effective tax rate.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Operating Revenues

Third Quarter 2021 Compared to Third Quarter 2020

Following is an analysis of the change in operating revenues comparing the third quarter 2021 to the third quarter 2020:

Amount
(In Millions)
2020 operating revenues	$356.5
Fuel, rider, and other revenues that do not significantly affect net income	43.1
Retail electric price	24.2
Volume/weather	(3.5)
2021 operating revenues	$420.3

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective with the first billing cycles of April 2021 and July 2021. See Note 2 to the financial statements herein for further discussion of the formula rate plan filing.

The volume/weather variance is primarily due to a decrease in usage during the unbilled sales period.

Billed electric energy sales for Entergy Mississippi for the three months ended September 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	1,799	1,855	(3)
Commercial	1,337	1,298	3
Industrial	615	629	(2)
Governmental	117	115	2
Total retail	3,868	3,897	(1)
Sales for resale:
Non-associated companies	1,134	1,762	(36)
Total	5,002	5,659	(12)

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020:

Amount
(In Millions)
2020 operating revenues	$948.4
Fuel, rider, and other revenues that do not significantly affect net income	100.1
Retail electric price	49.0
Volume/weather	8.5
2021 operating revenues	$1,106

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective with the first billing cycles of April 2020, April 2021, and July 2021. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings.

The volume/weather variance is primarily due an increase of 257 GWh, or 3%, in billed electricity usage, including the effect of more favorable weather on residential sales and an increase in commercial usage partially offset by a decrease in industrial usage and a decrease in usage during the unbilled sales period. The increase in commercial usage was primarily due to an increase in customers and reduced impacts from the COVID-19 pandemic on businesses as compared to prior year. The decrease in industrial usage is primarily due to a decrease in demand from mid-to-small customers.

Billed electric energy sales for Entergy Mississippi for the nine months ended September 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	4,389	4,222	4
Commercial	3,387	3,270	4
Industrial	1,710	1,747	(2)
Governmental	309	299	3
Total retail	9,795	9,538	3
Sales for resale:
Non-associated companies	4,230	3,628	17
Total	14,025	13,166	7
See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Other Income Statement Variances

Third Quarter 2021 Compared to Third Quarter 2020

Other operation and maintenance expenses decreased primarily due to a decrease of $3.7 million in energy efficiency expenses due to the timing of recovery from customers and a decrease of $1.5 million in vegetation maintenance costs. The decrease was partially offset by an increase of $1.4 million as a result of the amount of transmission costs allocated by MISO.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $8.2 million in distribution operations expenses primarily due to higher vegetation maintenance costs, higher contractor costs, and higher reliability costs;
•an increase of $3.9 million as a result of the amount of transmission costs allocated by MISO;
•an increase of $2.5 million in compensation and benefits costs in 2021 primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs;
•an increase of $1.3 million primarily due to contract costs in 2021 related to customer solutions and sustainability initiatives;
•an increase of $1.2 million primarily due to the amortization of deferred litigation costs related to the Mississippi Attorney General complaint against Entergy Mississippi, which was dismissed by the Hinds County Chancery Court in February 2020; and
•several individually insignificant items.

The increase was partially offset by a decrease of $6.7 million in energy efficiency expenses due to the timing of recovery from customers, a decrease of $2.3 million in loss provisions, and a decrease of $1.8 million in meter reading expenses as a result of the deployment of advanced metering systems.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes due to higher assessments.

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

Interest expense increased primarily due to the issuance of $170 million of 3.50% Series mortgage bonds in May 2020 and an additional $200 million in a reopening of the same series in March 2021.

Income Taxes

The effective income tax rate was 22.9% for the third quarter 2021 and 22.4% for the nine months ended September 30, 2021. The differences in the effective income tax rates for the third quarter 2021 and the nine

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
months ended September 30, 2021 versus the federal statutory rate of 21% were primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$18	$51,601

Cash flow provided by (used in):
Operating activities	249,768	200,273
Investing activities	(468,198)	(374,978)
Financing activities	218,440	166,142
Net increase (decrease) in cash and cash equivalents	10	(8,563)

Cash and cash equivalents at end of period	$28	$43,038

Operating Activities

Net cash flow provided by operating activities increased $49.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the timing of collections of receivables from customers. The increase was partially offset by increased fuel costs, including those related to Winter Storm Uri, the timing of payments to vendors, and an increase of approximately $13.3 million in storm spending in 2021, primarily due to Winter Storm Uri. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $93.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to:

•an increase of $94.5 million in distribution construction expenditures primarily due to increased spending on the reliability and infrastructure of Entergy Mississippi’s distribution system and storm spending in 2021; and
•money pool activity.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

The increase was partially offset by $24.6 million in plant upgrades for Choctaw Generating Station in March 2020.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $41 million for the nine months ended September 30, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $52.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the issuance of $200 million of 3.50% Series mortgage bonds in March 2021 and money pool activity, partially offset by the issuance of $170 million of 3.50% Series mortgage bonds in May 2020. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow and Entergy Mississippi’s payable to the money pool increased $18.1 million for the nine months ended September 30, 2021.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to the issuance of $200 million of mortgage bonds in March 2021.

	September 30, 2021	December 31, 2020
Debt to capital	52.3%	51.7%
Effect of subtracting cash	—%	—%
Net debt to net capital	52.3%	51.7%

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

Entergy Mississippi is developing its capital investment plan for 2022 through 2024 and currently anticipates making $1.5 billion in capital investments during that period. The preliminary estimate includes generation projects to modernize, decarbonize, and diversify Entergy Mississippi’s portfolio, such as the Sunflower Solar Facility; distribution and Utility support spending to deliver reliability, resilience, and customer experience; transmission spending to drive reliability and resilience and support customers’ sustainability goals for renewable expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance,

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
(In Thousands)
($34,603)	($16,516)	$3,721	$44,693

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in April 2022. No borrowings were outstanding under the credit facilities as of September 30, 2021.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of September 30, 2021, $2.3 million of MISO letters of credit and $1 million of non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Mississippi has $33.2 million in its storm reserve escrow account at September 30, 2021.

Sunflower Solar Facility

As discussed in the Form 10-K, in November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi. The estimated base purchase price is approximately $138.4 million. The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The project is being built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism to recover the non-fuel related costs of additional owned capacity owned by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility. Recovery through the interim capacity rate adjustment requires MPSC approval for each new resource. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar Facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions including: (i) that Entergy Mississippi pursue a partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the level of recoverable costs. Closing is targeted to occur by the end of second quarter 2022.

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

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
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

In June 2021, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2021 test year filing that resulted in a total rate increase of $48.2 million. Pursuant to the joint stipulation, Entergy Mississippi’s 2020 look-back filing reflected an earned return on rate base of 6.12% in calendar year 2020, which is below the look-back bandwidth, resulting in a $17.5 million increase in formula rate plan revenues on an interim basis through May 2021. This includes $1.7 million related to the Choctaw Generating Station and $3.7 million of COVID-19 non-bad debt expenses. See “COVID-19 Orders” below for additional discussion of provisions of the joint stipulation related to COVID-19 expenses. In June 2021 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2021. In June 2021, Entergy Mississippi recorded regulatory credits of $19.9 million to reflect the effects of the joint stipulation.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 pandemic compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. In December 2020, Entergy Mississippi resumed disconnections for commercial, industrial, and governmental customers with past-due balances that have not made payment arrangements. In January 2021, Entergy Mississippi resumed disconnecting service for residential customers with past-due balances that have not made payment arrangements. Pursuant to the June 2021 MPSC order approving Entergy Mississippi’s 2021 formula rate plan filing, Entergy Mississippi stopped deferring COVID-19 non-bad debt expenses effective December 31, 2020 and will include those expenses in the look-back filing for the 2021 formula rate plan test year. In the order, the MPSC also adopted Entergy Mississippi’s quantification and methodology for calculating COVID-19 incremental bad debt expenses and authorized Entergy Mississippi to continue deferring these bad debt expenses through December 2021. As of September 30, 2021, Entergy Mississippi had a regulatory asset of $18.2 million for costs associated with the COVID-19 pandemic.

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

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$420,319	$356,496	$1,105,978	$948,372

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	54,505	41,771	180,315	143,798
Purchased power	85,247	68,296	217,730	177,618
Other operation and maintenance	72,523	74,891	214,253	203,571
Taxes other than income taxes	25,911	24,638	78,886	74,525
Depreciation and amortization	57,130	52,486	168,324	155,937
Other regulatory charges (credits) - net	25,810	571	12,309	(9,806)
TOTAL	321,126	262,653	871,817	745,643

OPERATING INCOME	99,193	93,843	234,161	202,729

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	2,006	1,793	5,703	4,820
Interest and investment income	1	13	50	268
Miscellaneous - net	(1,844)	(2,497)	(6,362)	(7,382)
TOTAL	163	(691)	(609)	(2,294)

INTEREST EXPENSE
Interest expense	19,024	17,650	55,559	51,425
Allowance for borrowed funds used during construction	(849)	(773)	(2,378)	(1,958)
TOTAL	18,175	16,877	53,181	49,467

INCOME BEFORE INCOME TAXES	81,181	76,275	180,371	150,968

Income taxes	18,586	17,686	40,388	30,960

NET INCOME	$62,595	$58,589	$139,983	$120,008

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$139,983	$120,008
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	168,324	155,937
Deferred income taxes, investment tax credits, and non-current taxes accrued	53,629	34,848
Changes in assets and liabilities:
Receivables	(36,754)	(21,376)
Fuel inventory	5,564	(359)
Accounts payable	48,413	5,863
Taxes accrued	(30,881)	(10,366)
Interest accrued	4,632	9,075
Deferred fuel costs	(95,310)	(45,998)
Other working capital accounts	(40,911)	(7,372)
Provisions for estimated losses	(8,087)	(28)
Other regulatory assets	(15,366)	(31,987)
Other regulatory liabilities	49,036	(10,592)
Pension and other postretirement liabilities	(17,454)	(11,451)
Other assets and liabilities	24,950	14,071
Net cash flow provided by operating activities	249,768	200,273

INVESTING ACTIVITIES
Construction expenditures	(473,956)	(393,887)
Allowance for equity funds used during construction	5,703	4,820
Change in money pool receivable - net	—	40,972
Payment for the purchase of plant or assets	—	(28,612)
Other	55	1,729
Net cash flow used in investing activities	(468,198)	(374,978)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	200,539	165,399
Change in money pool payable - net	18,087	—
Common equity distributions paid	—	(7,500)
Other	(186)	8,243
Net cash flow provided by financing activities	218,440	166,142

Net increase (decrease) in cash and cash equivalents	10	(8,563)
Cash and cash equivalents at beginning of period	18	51,601
Cash and cash equivalents at end of period	$28	$43,038

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$49,080	$40,551
Income taxes	($8,045)	$—

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS
September 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$11
Temporary cash investments	2	7
Total cash and cash equivalents	28	18
Accounts receivable:
Customer	115,831	105,732
Allowance for doubtful accounts	(11,350)	(19,527)
Associated companies	12,111	2,740
Other	13,689	11,821
Accrued unbilled revenues	66,753	59,514
Total accounts receivable	197,034	160,280
Deferred fuel costs	80,619	—
Fuel inventory - at average cost	11,553	17,117
Materials and supplies - at average cost	72,082	59,542
Prepayments and other	28,940	4,876
TOTAL	390,256	241,833

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,531	4,543
Escrow accounts	48,884	64,635
TOTAL	53,415	69,178

UTILITY PLANT
Electric	6,377,803	6,084,730
Construction work in progress	202,495	134,854
TOTAL UTILITY PLANT	6,580,298	6,219,584
Less - accumulated depreciation and amortization	2,102,072	2,005,087
UTILITY PLANT - NET	4,478,226	4,214,497

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	482,707	467,341
Other	17,927	14,413
TOTAL	500,634	481,754

TOTAL ASSETS	$5,422,531	$5,007,262

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$80,597	$61,727
Other	148,077	117,629
Customer deposits	85,997	86,200
Taxes accrued	77,203	108,084
Interest accrued	25,521	20,889
Deferred fuel costs	—	14,691
Other	22,591	34,270
TOTAL	439,986	443,490

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	704,405	646,674
Accumulated deferred investment tax credits	10,969	9,062
Regulatory liability for income taxes - net	216,620	224,000
Other regulatory liabilities	72,244	15,828
Asset retirement cost liabilities	10,174	9,762
Accumulated provisions	38,417	46,504
Pension and other postretirement liabilities	93,275	110,901
Long-term debt	1,981,945	1,780,577
Other	41,779	47,730
TOTAL	3,169,828	2,891,038

Commitments and Contingencies

EQUITY
Member's equity	1,812,717	1,672,734
TOTAL	1,812,717	1,672,734

TOTAL LIABILITIES AND EQUITY	$5,422,531	$5,007,262

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2019	$1,542,151

Net income	22,526
Common equity distributions	(2,500)
Balance at March 31, 2020	$1,562,177

Net income	38,893
Balance at June 30, 2020	$1,601,070

Net income	58,589
Common equity distributions	(5,000)
Balance at September 30, 2020	$1,654,659

Balance at December 31, 2020	$1,672,734

Net income	25,972
Balance at March 31, 2021	$1,698,706

Net income	51,416
Balance at June 30, 2021	$1,750,122

Net income	62,595
Balance at September 30, 2021	$1,812,717

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

The COVID-19 Pandemic

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Hurricane Ida

In August 2021, Hurricane Ida caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. The storm resulted in widespread power outages, including the loss of 100% of Entergy New Orleans’s load, and significant damage to distribution and transmission infrastructure, including the loss of connectivity to the eastern interconnection. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Ida are currently estimated to be in the range of $120 million to $150 million. Also, Entergy New Orleans’s revenues in 2021 were adversely affected by extended power outages resulting from the hurricane.

Entergy New Orleans has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy New Orleans recorded corresponding regulatory assets of approximately $45 million and construction work in progress of approximately $75 million. Entergy New Orleans recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. There are well-established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles.

Entergy New Orleans is considering all available avenues to recover storm-related costs from Hurricane Ida, including federal government assistance and securitization financing. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. Entergy New Orleans believes its liquidity is sufficient to meet its current obligations. As of September 30, 2021, Entergy New Orleans has $26.4 million of cash and cash equivalents and the ability to borrow up to $150 million from the Entergy System money pool.

In September 2021 the City Council issued a number of resolutions associated with Hurricane Ida including: (1) a resolution initiating an investigation of Entergy New Orleans’s preparation for and response to Hurricane Ida and a statement that the City Council opposes recovery of Hurricane Ida costs unless it is demonstrated that any such restoration costs are unrelated to deficient maintenance practices; and (2) resolutions requesting that the LPSC and the FERC study the prudence of Entergy Louisiana’s transmission planning. Entergy New Orleans will oppose any attempt by the City Council to alter the legal standard in Louisiana that allows Entergy New Orleans to recover its prudently incurred hurricane restoration costs. Because storm cost recovery or financing will be subject to review by applicable regulatory authorities and Entergy New Orleans has not gone through the regulatory process regarding Hurricane Ida storm costs, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery.

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

Results of Operations

Net Income

Third Quarter 2021 Compared to Third Quarter 2020

Net income decreased $3.5 million primarily due to lower volume/weather and higher depreciation and amortization expenses, partially offset by higher retail electric price.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net income decreased $13.2 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expenses, lower volume/weather, lower other income, and a higher effective income tax rate. The decrease was partially offset by higher retail electric price.

Operating Revenues

Third Quarter 2021 Compared to Third Quarter 2020

Following is an analysis of the change in operating revenues comparing third quarter 2021 to third quarter 2020:

Amount
(In Millions)
2020 operating revenues	$182.1
Fuel, rider, and other revenues that do not significantly affect net income	29.0
Retail electric price	11.6
Volume/weather	(11.5)
2021 operating revenues	$211.2

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

The volume/weather variance is primarily due to a decrease of 85 GWh, or 5%, in billed electricity usage,

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
primarily due to decreased residential usage resulting from the effect of Hurricane Ida in the third quarter 2021 and the effect of less favorable weather on residential and commercial sales. See “Hurricane Ida” above for further discussion of the effects of Hurricane Ida.

Billed electric energy sales for Entergy New Orleans for the three months ended September 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	699	773	(10)
Commercial	554	564	(2)
Industrial	118	120	(2)
Governmental	212	211	—
Total retail	1,583	1,668	(5)
Sales for resale:
Non-associated companies	653	588	11
Total	2,236	2,256	(1)

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020:

Amount
(In Millions)
2020 operating revenues	$478.7
Fuel, rider, and other revenues that do not significantly affect net income	54.5
Retail electric price	31.2
Volume/weather	(5.1)
2021 operating revenues	$559.3

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

The volume/weather variance is primarily due to a decrease of 31 GWh, or 1%, in billed electricity usage primarily due to decreased usage in the residential and industrial sectors, including the effect of Hurricane Ida in the third quarter 2021, partially offset by the effect of more favorable weather on residential sales. See “Hurricane Ida” above for further discussion of the effects of Hurricane Ida.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Billed electric energy sales for Entergy New Orleans for the nine months ended September 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	1,786	1,794	—
Commercial	1,487	1,500	(1)
Industrial	317	328	(3)
Governmental	573	572	—
Total retail	4,163	4,194	(1)
Sales for resale:
Non-associated companies	1,271	1,662	(24)
Total	5,434	5,856	(7)

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Third Quarter 2021 Compared to Third Quarter 2020

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $6.2 million in non-nuclear generation expenses primarily due to the timing of the scope of work performed during plant outages in 2021 as compared to the same period in 2020 and the New Orleans Power Station, which was placed in service in May 2020;
•an increase of $5.6 million in energy efficiency expenses due to the timing of recovery from customers;
•an increase of $2.5 million in distribution operations expenses primarily due to higher vegetation maintenance costs and higher distribution reliability costs; and
•several individually insignificant items.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the New Orleans Power Station, which was placed in service in May 2020.

Other regulatory charges (credits) - net includes regulatory credits recorded in first quarter 2020 to reflect compliance with terms of the 2018 combined rate case resolution approved by the City Council in February 2020. See Note 2 to the financial statements in the Form 10-K for discussion of the rate case resolution.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the New Orleans Power Station project.

Income Taxes

The effective income tax rate was 26% for third quarter 2021 and 27.1% for the nine months ended September 30, 2021. The difference in the effective income tax rates for third quarter 2021 and the nine months

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
ended September 30, 2021 versus the federal statutory rate of 21% were primarily due to state income taxes and the provision for uncertain tax positions, partially offset by certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$26	$6,017

Cash flow provided by (used in):
Operating activities	77,450	46,097
Investing activities	(59,423)	(169,565)
Financing activities	8,335	117,483
Net increase (decrease) in cash and cash equivalents	26,362	(5,985)

Cash and cash equivalents at end of period	$26,388	$32

Operating Activities

Net cash flow provided by operating activities increased $31.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the timing of payments to vendors and the timing of recovery of fuel and purchased power costs. The increase was partially offset by the timing of receivables from customers and an increase of $7.3 million in storm spending in 2021, primarily due to Hurricane Zeta and Hurricane Ida restoration efforts. See “Hurricane Zeta” and “Hurricane Ida” above for discussion of hurricane restoration efforts.

Investing Activities

Net cash flows used in investing activities decreased $110.1 million for the nine months ended

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to:

•$83 million in receipts from storm reserve escrow accounts in 2021;
•a decrease of $48.3 million in non-nuclear generation construction expenditures primarily due to lower spending in 2021 on the New Orleans Power Station and the New Orleans Solar Station projects; and
•a decrease of $18.1 million in distribution construction expenditures primarily due to lower spending in 2021 on advanced metering infrastructure.

The decrease in distribution construction expenditures was partially offset by an increase of $29.2 million in storm spending in 2021. See “Hurricane Zeta” and “Hurricane Ida” above for discussion of hurricane restoration efforts.

Financing Activities

Net cash flow provided by financing activities decreased $109.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the issuance of $78 million of 3.00% Series mortgage bonds and the issuance of $62 million of 3.75% Series mortgage bonds, each in March 2020, and money pool activity. The decrease was partially offset by long-term credit borrowings of $25 million in 2021 compared to repayments of long-term credit borrowings of $20 million in 2020.

Decreases in Entergy New Orleans’s payable to the money pool are a use of cash flow, and Entergy New Orleans’s payable to the money pool decreased $10.2 million for the nine months ended September 30, 2021 compared to increasing by $5.1 million for the nine months ended September 30, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	September 30, 2021	December 31, 2020
Debt to capital	51.4%	51.5%
Effect of excluding securitization bonds	(1.4%)	(1.6%)
Debt to capital, excluding securitization bonds (a)	50.0%	49.9%
Effect of subtracting cash	(1.0%)	—%
Net debt to net capital, excluding securitization bonds (a)	49.0%	49.9%

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

Entergy New Orleans is developing its capital investment plan for 2022 through 2024 and currently anticipates making $510 million in capital investments during that period, excluding capital spending as a result of Hurricane Ida. The preliminary estimate includes generation projects to modernize, decarbonize, and diversify Entergy New Orleans’s portfolio; distribution and Utility support spending to deliver reliability, resilience, and customer experience; transmission spending to drive reliability and resilience and support customers’ sustainability goals for renewable expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
(In Thousands)
$1,995	($10,190)	($5,089)	$5,191

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of September 30, 2021, $25 million in cash borrowings and no letters of credit were outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2021, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Renewables

As discussed in the Form 10-K, in July 2019, the City Council approved the stipulated settlement related to Entergy New Orleans’s application for three utility-scale solar projects totaling 90 MW. Commercial operation of the 20 MW New Orleans Solar Station commenced in December 2020. Due to a delay resulting from Hurricane Ida, Entergy New Orleans now expects to begin receiving power under the 50 MW Iris Solar and the 20 MW St. James Solar power purchase agreements in 2022.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Retail Rates

2021 Formula Rate Plan Filing

In July 2021, Entergy New Orleans submitted to the City Council its formula rate plan 2020 test year filing. The 2020 test year evaluation report produced an earned return on equity of 6.26% compared to the authorized return on equity of 9.35%. Entergy New Orleans sought approval of a $64 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula resulted in an increase in authorized electric revenues of $40 million and an increase in authorized gas revenues of $18.8 million. Entergy New Orleans also sought to commence collecting $5.2 million in electric revenues and $0.3 million in gas revenues that were previously approved by the City Council for collection through the formula rate plan. The filing was subject to review by the City Council and other parties over a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. Resulting rates will be effective with the first billing cycle of November 2021 pursuant to the formula rate plan tariff. In October 2021 the City Council’s advisors filed a 75-day report recommending a reduction of $10 million for electric revenues and a reduction of $4.5 million for gas revenues, along with one-time credits funded by certain electric regulatory liabilities currently held by Entergy New Orleans for customers. Other parties filed reports arguing that no rate should be implemented until the completion of a management audit of Entergy New Orleans. On October 26, 2021, Entergy New Orleans provided notice to the City Council that it intends to implement rates effective with the first billing cycle of November 2021, with such rates reflecting an amount agreed-upon by Entergy New Orleans including adjustments filed in the City Council’s 75-day report, per the approved process for formula rate plan implementation. The total formula rate plan increase implemented will be $49.5 million, with an increase of $34.9 million in electric revenues and $14.6 million in gas revenues. Also, credits of $17.4 million funded by certain regulatory liabilities currently held by Entergy New Orleans for customers will be issued over a five-month period from November 2021 through March 2022. Resulting rates went into effect with the first billing cycle of November 2021 pursuant to the formula rate plan tariff.

COVID-19 Orders

As discussed in the Form 10-K, in June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding and approximately $15 million of non-securitized storm reserves to fund this program, which was intended to provide temporary bill relief to customers who became unemployed during the COVID-19 pandemic. The program was effective from July 1, 2020 through December 31, 2020 and offered qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits. Credits of $4.3 million were applied to customer bills under the City Council Cares Program.

Additionally, as discussed in the Form 10-K, in February 2021 the City Council adopted a resolution suspending residential customer disconnections for non-payment of utility bills and suspending the assessment and accumulation of late fees on residential customers with past-due balances through May 15, 2021, which was not extended by the City Council. As of September 30, 2021, Entergy New Orleans had a regulatory asset of $12.7 million for costs associated with the COVID-19 pandemic.

Storm Cost Filings

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

Load Shed Investigation

On February 16, 2021, due to high customer demand and limited generation, MISO issued an order requiring load-serving entities throughout its southern region to shed load to protect the integrity of the bulk electric system. Entergy New Orleans was required to shed load of at least 26 MW, but due to certain complications with its automated load shed program and certain load measurement issues, it inadvertently shed approximately 105 MW of load in its service area. The maximum time any customer was without power due to the load shed event was one hour and forty minutes. In late February 2021 the City Council ordered its advisors to conduct an investigation into the load shed event and to issue a report, which was completed and filed in April 2021. The report recommended that the City Council open an additional docket to determine whether any of Entergy New Orleans’s actions were imprudent. In May 2021 the City Council opened a docket directing its advisors to conduct a prudence investigation and determine whether financial and/or other penalties should be imposed by the City Council. In June 2021, Entergy New Orleans filed a response to the show cause docket that outlined how its response to Winter Storm Uri was reasonable under the circumstances. In November 2021 the City Council’s Advisors issued a report that criticized Entergy’s response to the winter storm, including the inadvertent shedding of 105MW of load and communications with customers. The Advisors’ Report, however, did not find that Entergy New Orleans was imprudent and did not recommend a fine under the circumstances. A City Council decision is expected in the first quarter 2022 based on the procedural schedule in the show cause docket. Entergy New Orleans would oppose any attempt to levy a fine under the circumstances presented.

Management Audit

In September 2021 the City Council issued a resolution initiating a management audit of Entergy New Orleans that has been proposed by certain solar advocates. The advocates have proposed a broad scope audit including, but not limited to, ensuring the corporate culture embraces climate solutions, employee salaries, expenses, and capital spending, but the City Council has not yet determined the full scope of the proposed audit. In September 2021 the City Council passed a resolution directing its staff to issue a request for qualifications for firms interested in conducting the audit.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Utility Alternative Investigation

In September 2021 the City Council issued a resolution directing its staff to initiate a request for qualifications for a third-party firm to study alternatives to Entergy New Orleans as the electric service provider for New Orleans. Entergy responded to the City Council and issued a press release stating that it stands ready to work with the City Council to quickly implement any action taken by the City Council in response to the study. In the press release, Entergy proposed four preliminary options for consideration by the City Council: merger of Entergy New Orleans with Entergy Louisiana, sale of Entergy New Orleans, spinoff of Entergy New Orleans to establish a standalone company, or municipalization of the assets of Entergy New Orleans by the City of New Orleans.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$192,946	$169,512	$491,855	$427,842
Natural gas	18,283	12,552	67,449	50,867
TOTAL	211,229	182,064	559,304	478,709

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	34,940	15,051	88,462	59,382
Purchased power	75,360	66,868	201,207	181,320
Other operation and maintenance	34,483	34,872	113,638	94,702
Taxes other than income taxes	15,530	15,455	40,380	44,303
Depreciation and amortization	18,444	16,134	54,758	46,835
Other regulatory charges (credits) - net	4,126	1,362	9,831	152
TOTAL	182,883	149,742	508,276	426,694

OPERATING INCOME	28,346	32,322	51,028	52,015

OTHER INCOME
Allowance for equity funds used during construction	433	910	1,067	5,443
Interest and investment income	18	13	32	109
Miscellaneous - net	(205)	(600)	(711)	(1,170)
TOTAL	246	323	388	4,382

INTEREST EXPENSE
Interest expense	7,158	7,529	21,149	21,804
Allowance for borrowed funds used during construction	(192)	(438)	(475)	(2,618)
TOTAL	6,966	7,091	20,674	19,186

INCOME BEFORE INCOME TAXES	21,626	25,554	30,742	37,211

Income taxes	5,631	6,104	8,345	1,646

NET INCOME	$15,995	$19,450	$22,397	$35,565

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$22,397	$35,565
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	54,758	46,835
Deferred income taxes, investment tax credits, and non-current taxes accrued	11,261	10,382
Changes in assets and liabilities:
Receivables	(24,959)	(10,892)
Fuel inventory	79	190
Accounts payable	22,863	1,841
Taxes accrued	(1,699)	(2,283)
Interest accrued	(2,796)	(335)
Deferred fuel costs	4,280	(5,629)
Other working capital accounts	(7,025)	(14,122)
Provisions for estimated losses	(62,293)	1,356
Other regulatory assets	18,412	2,196
Other regulatory liabilities	11,757	(13,389)
Pension and other postretirement liabilities	(11,220)	(10,373)
Other assets and liabilities	41,635	4,755
Net cash flow provided by operating activities	77,450	46,097

INVESTING ACTIVITIES
Construction expenditures	(139,153)	(174,011)
Allowance for equity funds used during construction	1,067	5,443
Payment for purchase of assets	—	(1,584)
Changes in money pool receivable - net	(1,995)	5,191
Receipts from storm reserve escrow account	83,045	—
Payments to storm reserve escrow account	(7)	(428)
Changes in securitization account	(2,380)	(4,176)
Net cash flow used in investing activities	(59,423)	(169,565)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	138,930
Retirement of long-term debt	19,251	(25,616)
Changes in money pool payable - net	(10,190)	5,089
Other	(726)	(920)
Net cash flow provided by financing activities	8,335	117,483

Net increase (decrease) in cash and cash equivalents	26,362	(5,985)
Cash and cash equivalents at beginning of period	26	6,017
Cash and cash equivalents at end of period	$26,388	$32

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$23,015	$21,203
Income taxes	$324	$3,332

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$26
Temporary cash investments	26,362	—
Total cash and cash equivalents	26,388	26
Securitization recovery trust account	5,744	3,364
Accounts receivable:
Customer	96,185	70,694
Allowance for doubtful accounts	(18,625)	(17,430)
Associated companies	4,288	2,381
Other	10,457	4,248
Accrued unbilled revenues	25,611	31,069
Total accounts receivable	117,916	90,962
Deferred fuel costs	—	2,130
Fuel inventory - at average cost	1,899	1,978
Materials and supplies - at average cost	16,392	16,550
Prepayments and other	11,438	3,715
TOTAL	179,777	118,725

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	—	83,038
TOTAL	1,016	84,054

UTILITY PLANT
Electric	1,834,801	1,821,638
Natural gas	365,544	348,024
Construction work in progress	108,818	12,460
TOTAL UTILITY PLANT	2,309,163	2,182,122
Less - accumulated depreciation and amortization	764,178	740,796
UTILITY PLANT - NET	1,544,985	1,441,326

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $27,995 as of September 30, 2021 and $35,559 as of December 31, 2020)	248,378	266,790
Other	37,254	23,931
TOTAL	289,712	294,801

TOTAL ASSETS	$2,015,490	$1,938,906

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$70,000	$—
Payable due to associated company	1,618	1,618
Accounts payable:
Associated companies	51,071	54,234
Other	137,011	60,766
Customer deposits	27,933	27,912
Taxes accrued	3,001	4,700
Interest accrued	5,299	8,095
Deferred fuel costs	2,150	—
Current portion of unprotected excess accumulated deferred income taxes	3,177	3,296
Other	6,094	5,462
TOTAL	307,354	166,083

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	351,119	338,714
Accumulated deferred investment tax credits	16,053	16,095
Regulatory liability for income taxes - net	53,688	55,675
Asset retirement cost liabilities	3,964	3,768
Accumulated provisions	27,605	89,898
Long-term debt (includes securitization bonds of $35,724 as of September 30, 2021 and $41,291 as of December 31, 2020)	579,550	629,704
Long-term payable due to associated company	10,911	10,911
Other	35,932	21,141
TOTAL	1,078,822	1,165,906

Commitments and Contingencies

EQUITY
Member's equity	629,314	606,917
TOTAL	629,314	606,917

TOTAL LIABILITIES AND EQUITY	$2,015,490	$1,938,906

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2019	$497,579

Net income	11,186
Balance at March 31, 2020	$508,765

Net income	4,929
Balance at June 30, 2020	$513,694

Net income	19,450
Balance at September 30, 2020	$533,144

Balance at December 31, 2020	$606,917

Net income	1,771
Balance at March 31, 2021	$608,688

Net income	4,631
Balance at June 30, 2021	$613,319

Net income	15,995
Balance at September 30, 2021	$629,314

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

Results of Operations

Net Income

Third Quarter 2021 Compared to Third Quarter 2020

Net income increased $2.7 million primarily due to higher retail electric price and higher volume/weather. The increase was partially offset by higher taxes other than income taxes, lower other income, higher depreciation and amortization expenses, and higher other operation and maintenance expenses.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net income increased $18 million primarily due to higher retail electric price and higher volume/weather. The increase was partially offset by lower other income, higher depreciation and amortization expenses, higher other operation and maintenance expenses, higher taxes other than income taxes, and a higher effective income tax rate.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Third Quarter 2021 Compared to Third Quarter 2020

Following is an analysis of the change in operating revenues comparing the third quarter 2021 to the third quarter 2020:

Amount
(In Millions)
2020 operating revenues	$494.9
Fuel, rider, and other revenues that do not significantly affect net income	0.3
Retail electric price	41.6
Volume/weather	4.8
2021 operating revenues	$541.6

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to the implementation of the generation cost recovery rider, which includes the first-year revenue requirement for the Montgomery County Power Station, effective January 2021, an increase in the transmission cost recovery factor rider effective March 2021, and increases in the distribution cost recovery factor rider effective October 2020 and March 2021. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the generation cost recovery rider and transmission and distribution cost recovery factor rider filings.

The volume/weather variance is primarily due to an increase in usage during the unbilled sales period and an increase of 287 GWh, or 5%, in billed electricity usage, including an increase in industrial usage partially offset by the effect of less favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the transportation and chemicals industries, and an increase in demand from mid-to-small and cogeneration customers.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Billed electric energy sales for Entergy Texas for the three months ended September 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	2,019	2,070	(2)
Commercial	1,290	1,276	1
Industrial	2,388	2,060	16
Governmental	65	69	(6)
Total retail	5,762	5,475	5
Sales for resale:
Associated companies	324	331	(2)
Non-associated companies	191	407	(53)
Total	6,277	6,213	1

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020:

Amount
(In Millions)
2020 operating revenues	$1,206.5
Fuel, rider, and other revenues that do not significantly affect net income	137.6
Retail electric price	92.0
Volume/weather	16.2
2021 operating revenues	$1,452.3

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

The volume/weather variance is primarily due to an increase of 713 GWh, or 5%, in billed electricity usage, including an increase in industrial and commercial usage and the effect of more favorable weather on residential sales. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the transportation and chemicals industries, and an increase in demand from cogeneration customers. The increase in commercial usage is primarily due to the effects of Hurricane Laura in the third quarter of 2020. The

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
increase is partially offset by a decrease in usage from residential customers primarily due to the impact that the COVID-19 pandemic had on prior year usage. See “Hurricane Laura and Hurricane Delta” above for discussion of the impacts from Hurricane Laura. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - The COVID-19 Pandemic” in the Form 10-K for a discussion of the COVID-19 pandemic.

Billed electric energy sales for Entergy Texas for the nine months ended September 30, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	4,876	4,782	2
Commercial	3,375	3,309	2
Industrial	6,530	5,970	9
Governmental	188	195	(4)
Total retail	14,969	14,256	5
Sales for resale:
Associated companies	983	895	10
Non-associated companies	824	717	15
Total	16,776	15,868	6

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Third Quarter 2021 Compared to Third Quarter 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $5.6 million in non-nuclear generation expenses primarily due to higher long-term service agreement expenses and other expenses associated with the Montgomery County Power Station, which began commercial operation in January 2021, and a higher scope of work performed in 2021 as compared to the same period in 2020;
•an increase of $1.6 million in transmission expenses primarily due to a higher scope of contract work, including vegetation maintenance; and
•an increase of $1.1 million in distribution operations expenses primarily due to higher contactor costs, partially offset by lower vegetation maintenance costs.

The increase was partially offset by a decrease of $1.8 million in meter reading expenses as a result of the deployment of advanced metering systems.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes, a sales tax audit assessment in the third quarter of 2021, and an increase in local franchise taxes. Ad valorem taxes increased as a result of higher assessments, primarily due to the addition of the Montgomery County Power Station.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Montgomery County Power Station, which was placed in service in January 2021.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Montgomery County Power Station project, as compared to the same period in 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Other operation and maintenance expenses increased primarily due to:

•an increase of $11.8 million in non-nuclear generation expenses primarily due to higher long-term service agreement expenses and other expenses associated with the Montgomery County Power Station, which began commercial operation in January 2021, and a higher scope of work performed in 2021 as compared to the same period in 2020;
•an increase of $3.1 million in distribution operations expenses primarily due to higher contractor costs and higher vegetation maintenance costs;
•an increase of $2.9 million in customer service costs primarily due to an increase in contract work in 2021 as compared to the same period in 2020;
•an increase of $2.1 million as a result of the amount of transmission costs allocated by MISO; and
•an increase of $2.1 million in compensation and benefits costs in 2021 primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K, Note 6 to the financial statements herein, and Note 11 to the financial statements in the Form 10-K for further discussion of pension and other postretirement benefit costs.

The increase was partially offset by a decrease of $4.3 million in meter reading expenses as a result of the deployment of advanced metering systems.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes, a sales tax audit assessment in the third quarter of 2021, and an increase in local franchise taxes. Ad valorem taxes increased as a result of higher assessments, primarily due to the addition of the Montgomery County Power Station.

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

Income Taxes

The effective income tax rate was 13.7% for the third quarter 2021 and 11.3% for the nine months ended September 30, 2021. The differences in the effective income tax rates for the third quarter 2021 and the nine months ended September 30, 2021 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$248,596	$12,929

Cash flow provided by (used in):
Operating activities	254,980	294,253
Investing activities	(479,166)	(657,427)
Financing activities	(24,385)	350,279
Net decrease in cash and cash equivalents	(248,571)	(12,895)

Cash and cash equivalents at end of period	$25	$34
Operating Activities

Net cash flow provided by operating activities decreased $39.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to:

•increased fuel costs, including those related to Winter Storm Uri. See “Winter Storm Uri” above for discussion of the incremental fuel and purchased power costs incurred. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the timing of payments to vendors; and
•an increase of approximately $18.9 million in storm spending in 2021, primarily due to Hurricane Laura and Hurricane Delta restoration efforts. See “Hurricane Laura and Hurricane Delta” above for discussion of hurricane restoration efforts.

The decrease was partially offset by the timing of collections of receivables from customers.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities decreased $178.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to:

•a decrease of $136.4 million in non-nuclear generation construction expenditures primarily due to higher spending in 2020 on the Montgomery County Power Station project;
•a decrease of $80.4 million in transmission construction expenditures primarily due to a lower scope of work on projects performed in 2021 as compared to 2020; and
•the sale of a 7.56% partial interest in the Montgomery County Power Station in June 2021 for approximately $67.9 million. See Note 14 to the financial statements herein for further discussion of the transaction.

The decrease was partially offset by:

•an increase of $56.7 million in distribution construction expenditures primarily due to storm spending in 2021, partially offset by lower spending in 2021 on advanced metering infrastructure. See “Hurricane Laura and Hurricane Delta” above for discussion of hurricane restoration efforts; and
•the purchase of the Hardin County Peaking Facility in June 2021 for approximately $36.7 million. See Note 14 to the financial statements herein for further discussion of the Hardin County Peaking Facility purchase.

Financing Activities

Entergy Texas’s financing activities used $24.4 million of cash for the nine months ended September 30, 2021 compared to providing $350.3 million for the nine months ended September 30, 2020 primarily due to the following activity:

•the repayment, prior to maturity, of $125 million of 2.55% Series mortgage bonds in May 2021 and the repayment, at maturity, of $75 million of 4.10% Series mortgage bonds in September 2021;
•a capital contribution of $85 million received from Entergy Corporation in April 2021 in order to maintain Entergy Texas’s capital structure and in anticipation of various upcoming capital expenditures as compared to a capital contribution of $175 million received from Entergy Corporation in March 2020 in anticipation of upcoming expenditures, including Montgomery County Power Station;
•the issuance of $130 million of 1.50% Series mortgage bonds in August 2021 as compared to the issuance of $175 million of 3.55% Series mortgage bonds in March 2020; and
•money pool activity.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $20.1 million for the nine months ended September 30, 2021 compared to increasing by $54.2 million for the nine months ended September 30, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to the net repayment of long-term debt in 2021 and the $85 million capital contribution received from Entergy Corporation in April 2021.

	September 30, 2021	December 31, 2020
Debt to capital	49.3%	53.7%
Effect of excluding the securitization bonds	(0.6%)	(1.3%)
Debt to capital, excluding securitization bonds (a)	48.7%	52.4%
Effect of subtracting cash	—%	(2.7%)
Net debt to net capital, excluding securitization bonds (a)	48.7%	49.7%

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

Entergy Texas is developing its capital investment plan for 2022 through 2024 and currently anticipates making $2.5 billion in capital investments during that period. The preliminary estimate includes generation projects to modernize, decarbonize, and diversify Entergy Texas’s portfolio, such as the Orange County Advanced Power Station; distribution and Utility support spending to deliver reliability, resilience, and customer experience; transmission spending to drive reliability and resilience and support customers’ sustainability goals for renewable expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
(In Thousands)
($20,075)	$4,601	($54,229)	$11,181

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in June 2026.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of September 30, 2021, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2021, $12 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Liberty County Solar Facility

In September 2020, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to acquire the 100 MW Liberty County Solar Facility and a determination that Entergy Texas’s acquisition of the facility through a tax equity partnership is in the public interest. In its preliminary order, the PUCT determined that, in considering Entergy Texas’s application, it would not specifically address whether Entergy Texas’s use of a tax equity partnership is in the public interest. In March 2021 intervenors and PUCT staff filed testimony, and Entergy Texas filed rebuttal testimony in April 2021. A hearing on the merits was held in April 2021. In July 2021 the presiding ALJs issued a proposal for decision recommending that the PUCT deny the certification requested in the application. In October 2021 the PUCT issued an order adopting the ALJs’ proposal for decision and denying Entergy Texas’s application. Entergy Texas is reviewing the order and evaluating its options.

Orange County Advanced Power Station

In September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined-cycle combustion turbine facility to be located in Bridge City, Texas at an expected total cost of $1.19 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. Subject to receipt of required regulatory approvals and other conditions, the facility is expected to be in-service by May 2026.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Distribution Cost Recovery Factor (DCRF) Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $26.3 million annually, or $6.8 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between January 1, 2020 and August 31, 2020. In February 2021 the ALJ with the State Office of Administrative Hearings approved Entergy Texas’s agreed motion for interim rates, which went into effect in March 2021. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding. In May 2021 the PUCT issued an order approving the settlement.

In August 2021, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $40.2 million annually, or $13.9 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between September 1, 2020 and June 30, 2021. A procedural schedule was established with a

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
hearing scheduled in December 2021.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $51 million annually, or $31.6 million in incremental annual revenues beyond Entergy Texas’s then-effective TCRF rider based on its capital invested in transmission between July 1, 2019 and August 31, 2020. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2021 and resolving all issues in the proceeding. In March 2021 the ALJ granted the motion for interim rates, admitted evidence, and remanded this case to the PUCT for consideration of a final order at a future open meeting. In June 2021 the PUCT issued an order approving the settlement.

In October 2021, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $66.1 million annually, or $15.1 million in incremental annual revenues beyond Energy Texas’s currently effective TCRF rider based on its capital invested in transmission between September 1, 2020 and July 31, 2021 and changes in approved transmission charges.

Generation Cost Recovery Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed an application to establish a generation cost recovery rider with an initial annual revenue requirement of approximately $91 million to begin recovering a return of and on its capital investment in the Montgomery County Power Station through August 31, 2020. In December 2020, Entergy Texas filed an unopposed settlement supporting a generation cost recovery rider with an annual revenue requirement of approximately $86 million, with the ability to seek recovery of a majority of the remaining requested costs in a subsequent rate case. On January 14, 2021, the PUCT approved the generation cost recovery rider settlement rates on an interim basis and abated the proceeding. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include investment in Montgomery County Power Station after August 31, 2020. In April 2021 the ALJ issued an order unabating the proceeding and in May 2021 the ALJ issued an order finding Entergy Texas’s application and notice of the application to be sufficient. In May 2021, Entergy Texas filed an amendment to the application to reflect the PUCT’s approval of the sale of a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc., which closed in June 2021. In June 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2021 the ALJ with the State Office of Administrative Hearings adopted a procedural schedule setting a hearing on the merits for September 2021. In July 2021 the parties filed a motion to abate the procedural schedule noting they had reached an agreement in principle and to allow the parties time to finalize a settlement agreement, which motion was granted by the ALJ. In October 2021, Entergy Texas filed on behalf of the parties an unopposed settlement agreement that would adjust its generation cost recovery rider to recover its investment in the Montgomery County Power Station through January 1, 2021, with Entergy Texas able to seek recovery of the remainder of its investment in its next base rate case. Also in October 2021 the ALJ granted a motion to admit evidence and remand the proceeding to the PUCT.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represent no change from the generation cost recovery rider rates to be established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings for

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
further processing. See Note 14 to the financial statements herein for further discussion of the Hardin County Peaking Facility purchase.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. In January 2021, Entergy Texas resumed disconnections for customers with past-due balances that have not made payment arrangements. As of September 30, 2021, Entergy Texas had a regulatory asset of $12.8 million for costs associated with the COVID-19 pandemic.

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

Storm Cost Filings

Hurricane Laura, Hurricane Delta, and Winter Storm Uri

In August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to distribution and transmission infrastructure, and the loss of sales during the power outages. In April 2021, Entergy Texas filed an application with the PUCT requesting a determination that its system restoration costs associated with Hurricane Laura, Hurricane Delta, and Winter Storm Uri of approximately $250 million, including approximately $200 million in capital costs and approximately $50 million in non-capital costs were reasonable and necessary to enable Entergy Texas to restore electric service to its customers and Entergy Texas’s electric utility infrastructure. The filing included only a portion of the Winter Storm Uri costs. The filing also included the projected balance of $13 million of a regulatory asset containing previously approved system restoration costs related to Hurricane Harvey. In September 2021 the parties filed an unopposed settlement agreement pursuant to which, if approved, Entergy Texas would remove from the amount it proposed to securitize approximately $4.3 million that would instead be charged to its storm reserve, $5 million related to no particular issue, of which Entergy Texas would be permitted to seek recovery in a future proceeding, and $300 thousand related to attestation costs.

In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of the system restoration costs that are the subject of the April 2021 application. A procedural schedule was established with a deadline to file a settlement agreement or status update by November 11, 2021 and a supplemental procedural schedule if no settlement is filed within seven days of a PUCT final order in Entergy Texas’s system restoration cost proceeding.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$541,632	$494,922	$1,452,286	$1,206,452

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	92,843	96,902	269,270	186,038
Purchased power	155,723	139,204	425,784	383,346
Other operation and maintenance	68,973	60,423	202,743	179,883
Taxes other than income taxes	30,479	15,642	73,025	55,438
Depreciation and amortization	54,711	45,195	159,234	131,596
Other regulatory charges (credits) - net	10,029	29,250	51,122	69,342
TOTAL	412,758	386,616	1,181,178	1,005,643

OPERATING INCOME	128,874	108,306	271,108	200,809

OTHER INCOME
Allowance for equity funds used during construction	1,836	10,875	6,951	33,117
Interest and investment income	204	203	632	975
Miscellaneous - net	(507)	2,061	(1,457)	924
TOTAL	1,533	13,139	6,126	35,016

INTEREST EXPENSE
Interest expense	21,220	22,648	66,157	68,643
Allowance for borrowed funds used during construction	(738)	(4,673)	(2,797)	(14,231)
TOTAL	20,482	17,975	63,360	54,412

INCOME BEFORE INCOME TAXES	109,925	103,470	213,874	181,413

Income taxes	15,084	11,306	24,185	9,674

NET INCOME	94,841	92,164	189,689	171,739

Preferred dividend requirements	470	470	1,411	1,411

EARNINGS APPLICABLE TO COMMON STOCK	$94,371	$91,694	$188,278	$170,328

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$189,689	$171,739
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	159,234	131,596
Deferred income taxes, investment tax credits, and non-current taxes accrued	31,518	37,072
Changes in assets and liabilities:
Receivables	(50,538)	(55,059)
Fuel inventory	7,232	(1,726)
Accounts payable	20,506	15,542
Taxes accrued	6,003	(12,623)
Interest accrued	(12,808)	(7,855)
Deferred fuel costs	(103,013)	61,995
Other working capital accounts	(19,522)	(8,382)
Provisions for estimated losses	67	(69)
Other regulatory assets	72,760	42,904
Other regulatory liabilities	(21,469)	(39,791)
Pension and other postretirement liabilities	(16,489)	(18,179)
Other assets and liabilities	(8,190)	(22,911)
Net cash flow provided by operating activities	254,980	294,253

INVESTING ACTIVITIES
Construction expenditures	(541,161)	(703,650)
Allowance for equity funds used during construction	6,951	33,117
Proceeds from sale of assets	67,920	—
Payment for purchase of assets	(36,534)	(4,931)
Changes in money pool receivable - net	4,601	11,181
Changes in securitization account	19,057	6,856
Net cash flow used in investing activities	(479,166)	(657,427)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	127,931	344,110
Retirement of long-term debt	(269,435)	(216,266)
Capital contribution from parent	85,000	175,000
Changes in money pool payable - net	20,075	54,229
Preferred stock dividends paid	(1,411)	(1,594)
Other	13,455	(5,200)
Net cash flow provided by (used in) financing activities	(24,385)	350,279

Net decrease in cash and cash equivalents	(248,571)	(12,895)
Cash and cash equivalents at beginning of period	248,596	12,929
Cash and cash equivalents at end of period	$25	$34

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$77,110	$75,129
Income taxes	$11,710	$8,331

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$25	$26
Temporary cash investments	—	248,570
Total cash and cash equivalents	25	248,596
Securitization recovery trust account	17,176	36,233
Accounts receivable:
Customer	115,016	103,221
Allowance for doubtful accounts	(9,013)	(16,810)
Associated companies	23,175	18,892
Other	20,383	11,780
Accrued unbilled revenues	69,870	56,411
Total accounts receivable	219,431	173,494
Deferred fuel costs	17,657	—
Fuel inventory - at average cost	46,299	53,531
Materials and supplies - at average cost	75,584	56,227
Prepayments and other	23,736	20,165
TOTAL	399,908	588,246

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	312	349
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	17,936	19,889
TOTAL	18,624	20,614

UTILITY PLANT
Electric	7,044,218	6,007,687
Construction work in progress	158,458	879,908
TOTAL UTILITY PLANT	7,202,676	6,887,595
Less - accumulated depreciation and amortization	2,017,029	1,864,494
UTILITY PLANT - NET	5,185,647	5,023,101

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $35,886 as of September 30, 2021 and $78,590 as of December 31, 2020)	451,953	524,713
Other	85,261	70,397
TOTAL	537,214	595,110

TOTAL ASSETS	$6,141,393	$6,227,071

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$200,000
Accounts payable:
Associated companies	70,050	55,944
Other	173,719	350,947
Customer deposits	34,092	36,282
Taxes accrued	58,441	52,438
Interest accrued	8,048	20,856
Current portion of unprotected excess accumulated deferred income taxes	33,192	29,249
Deferred fuel costs	—	85,356
Other	18,201	12,370
TOTAL	395,743	843,442

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	676,521	639,422
Accumulated deferred investment tax credits	9,479	9,942
Regulatory liability for income taxes - net	142,539	175,594
Other regulatory liabilities	39,940	32,297
Asset retirement cost liabilities	8,403	8,063
Accumulated provisions	8,449	8,382
Long-term debt (includes securitization bonds of $53,941 as of September 30, 2021 and $123,066 as of December 31, 2020)	2,353,742	2,293,708
Other	75,721	58,643
TOTAL	3,314,794	3,226,051

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2021 and 2020	49,452	49,452
Paid-in capital	1,040,162	955,162
Retained earnings	1,306,242	1,117,964
Total common shareholder's equity	2,395,856	2,122,578
Preferred stock without sinking fund	35,000	35,000
TOTAL	2,430,856	2,157,578

TOTAL LIABILITIES AND EQUITY	$6,141,393	$6,227,071

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2019	$35,000	$49,452	$780,182	$934,773	$1,799,407

Net income	—	—	—	32,707	32,707
Capital contribution from parent	—	—	175,000	—	175,000
Preferred stock dividends	—	—	—	(470)	(470)
Balance at March 31, 2020	$35,000	$49,452	$955,182	$967,010	$2,006,644

Net income	—	—	—	46,868	46,868
Preferred stock dividends	—	—	—	(471)	(471)
Other	—	—	(10)	—	(10)
Balance at June 30, 2020	$35,000	$49,452	$955,172	$1,013,407	$2,053,031

Net income	—	—	—	92,164	92,164
Preferred stock dividends	—	—	—	(470)	(470)
Other	—	—	(10)	—	(10)
Balance at September 30, 2020	$35,000	$49,452	$955,162	$1,105,101	$2,144,715

Balance at December 31, 2020	$35,000	$49,452	$955,162	$1,117,964	$2,157,578

Net income	—	—	—	50,058	50,058
Preferred stock dividends	—	—	—	(470)	(470)
Balance at March 31, 2021	$35,000	$49,452	$955,162	$1,167,552	$2,207,166

Net income	—	—	—	44,790	44,790
Capital contribution from parent	—	—	85,000	—	85,000
Preferred stock dividends	—	—	—	(471)	(471)
Balance at June 30, 2021	$35,000	$49,452	$1,040,162	$1,211,871	$2,336,485

Net income	—	—	—	94,841	94,841
Preferred stock dividends	—	—	—	(470)	(470)
Balance at September 30, 2021	$35,000	$49,452	$1,040,162	$1,306,242	$2,430,856

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

Results of Operations

Net Income

Third Quarter 2021 Compared to Third Quarter 2020

Net income decreased $3.6 million primarily due to the decrease in operating revenues resulting from changes in rate base.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net income decreased $6.9 million primarily due to the decrease in operating income resulting from changes in rate base.

Income Taxes

The effective income tax rate was 23.5% for the third quarter 2021. The difference in the effective income tax rate for the third quarter 2021 versus the federal statutory rate of 21% was primarily due to state income taxes.

The effective income tax rate was 7.7% for the nine months ended September 30, 2021. The difference in the effective income tax rate for the nine months ended September 30, 2021 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2021 and 2020 were as follows:

	2021	2020
	(In Thousands)
Cash and cash equivalents at beginning of period	$242,469	$68,534

Cash flow provided by (used in):
Operating activities	130,676	159,300
Investing activities	(75,603)	(179,267)
Financing activities	(134,400)	(36,636)
Net decrease in cash and cash equivalents	(79,327)	(56,603)

Cash and cash equivalents at end of period	$163,142	$11,931

Operating Activities

Net cash flow provided by operating activities decreased $28.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to income tax payments of $39.1 million in 2021 and timing of collections of receivables, partially offset by a decrease in spending of $37.2 million on nuclear refueling outages in 2021 as compared to the same period in 2020 and timing of payments to vendors. System Energy had income tax payments in 2021 as a result of the amended Mississippi tax returns filed based on federal adjustments related to the resolution of the 2014-2015 IRS audit, as well as a portion of the payments made in accordance with an intercompany income tax allocation agreement. See Note 3 to the financial statements in the Form 10-K for discussion of the 2014-2015 IRS audit.

Investing Activities

Net cash flow used in investing activities decreased $103.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to:

•a decrease of $109.1 million in nuclear construction expenditures as a result of spending in 2020 on Grand Gulf outage projects and upgrades; and
•an increase of $59.7 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The decrease was partially offset by money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $8.3 million for the nine months ended September 30, 2021 compared to decreasing by $58.3 million for the nine months ended September 30, 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Financing Activities

Net cash flow used by financing activities increased $97.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the repayment in February 2021 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to the net repayment of long-term debt in 2021.

	September 30, 2021	December 31, 2020
Debt to capital	40.7%	42.7%
Effect of subtracting cash	(5.8%)	(8.5%)
Net debt to net capital	34.9%	34.2%

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

System Energy is developing its capital investment plan for 2022 through 2024 and currently anticipates making $510 million in capital investments during that period. The preliminary estimate includes amounts associated with Grand Gulf investments and initiatives.

System Energy’s receivables from the money pool were as follows:

September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
(In Thousands)
$12,338	$4,004	$1,021	$59,298

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2024. As of September 30, 2021, $40.7 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

In March 2021 the FERC ALJ issued an initial decision. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $60 million, which includes interest through September 30, 2021, and the estimated resulting annual rate reduction would be approximately $45 million. The estimated refund will continue to accrue interest until a final FERC decision is issued. Based on the course of the proceeding to date, System Energy has a provision recorded of $37 million, including interest, as of September 30, 2021.

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

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through September 30, 2021, is approximately $422 million, plus interest, which is approximately $123 million through September 30, 2021. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through September 30, 2021.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
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

Unit Power Sales Agreement Complaint

The first of the additional complaints was filed by the LPSC, the APSC, the MPSC and the City Council in September 2020. The first complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in abeyance pending the FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above. System Energy agreed that the hearing should be held in abeyance but sought rehearing of the FERC’s decision as related to matters set for hearing that were beyond the scope of the FERC’s jurisdiction or authority. The complainants sought rehearing of the FERC’s decision to hold the hearing in abeyance and filed a motion to proceed, which motion System Energy subsequently opposed. In June 2021, System Energy’s request for rehearing was denied by operation of law, and System Energy filed an appeal of the FERC’s orders in the Court of Appeals for the Fifth Circuit. The appeal was initially stayed for a period of 90 days, but the stay has expired.

In August 2021 the FERC issued an order addressing System Energy’s and the complainants’ rehearing requests. The FERC dismissed part of the complaint seeking an equity reopener, maintained the abeyance for issues related to the proceeding addressing the sale-leaseback renewal and uncertain tax positions, lifted the abeyance for issues unrelated to that proceeding, and clarified the scope of the hearing. A procedural schedule was established, with the hearing scheduled for June 2022 and the ALJ’s initial decision scheduled for November 2022. Discovery is ongoing.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
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

In March 2021 the NRC placed Grand Gulf in Column 3 based on the incidence of five unplanned plant scrams during calendar year 2020, some of which were related to upgrades made to the plant’s turbine control system during the spring 2020 refueling outage. The NRC conducted a supplemental inspection of Grand Gulf in accordance with its inspection procedures for nuclear plants in Column 3 and, in October 2021, notified Entergy that all inspection objectives were met. A formal report on the inspection is expected in late 2021.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$154,319	$148,517	$433,378	$405,230

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	15,279	13,620	46,211	32,771
Nuclear refueling outage expenses	6,867	6,942	20,377	20,880
Other operation and maintenance	54,709	48,902	154,716	132,175
Decommissioning	9,721	9,341	28,875	27,746
Taxes other than income taxes	7,268	7,203	21,061	22,281
Depreciation and amortization	25,991	28,006	79,953	82,406
Other regulatory charges (credits) - net	(1,707)	(14,393)	(7,707)	(28,470)
TOTAL	118,128	99,621	343,486	289,789

OPERATING INCOME	36,191	48,896	89,892	115,441

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,546	1,206	4,012	7,990
Interest and investment income	11,839	1,303	36,871	18,749
Miscellaneous - net	(4,372)	(3,354)	(14,282)	(7,971)
TOTAL	9,013	(845)	26,601	18,768

INTEREST EXPENSE
Interest expense	9,513	8,427	28,627	25,501
Allowance for borrowed funds used during construction	(261)	(240)	(678)	(1,585)
TOTAL	9,252	8,187	27,949	23,916

INCOME BEFORE INCOME TAXES	35,952	39,864	88,544	110,293

Income taxes	8,453	8,800	6,851	21,725

NET INCOME	$27,499	$31,064	$81,693	$88,568

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Net income	$81,693	$88,568
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	151,345	137,201
Deferred income taxes, investment tax credits, and non-current taxes accrued	17,233	(272,383)
Changes in assets and liabilities:
Receivables	(5,216)	15,637
Accounts payable	(4,292)	(19,775)
Taxes accrued	(35,063)	431,677
Interest accrued	(1,557)	(188)
Other working capital accounts	5,133	(40,566)
Other regulatory assets	71,486	(25,956)
Other regulatory liabilities	31,909	45,657
Pension and other postretirement liabilities	(20,721)	(11,033)
Other assets and liabilities	(161,274)	(189,539)
Net cash flow provided by operating activities	130,676	159,300

INVESTING ACTIVITIES
Construction expenditures	(64,196)	(169,475)
Allowance for equity funds used during construction	4,012	7,990
Nuclear fuel purchases	(27,958)	(85,483)
Proceeds from the sale of nuclear fuel	21,657	19,444
Proceeds from nuclear decommissioning trust fund sales	769,979	322,982
Investment in nuclear decommissioning trust funds	(770,763)	(333,002)
Changes in money pool receivable - net	(8,334)	58,277
Net cash flow used in investing activities	(75,603)	(179,267)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	565,610	859,727
Retirement of long-term debt	(626,010)	(815,710)
Common stock dividends and distributions paid	(74,000)	(80,653)
Net cash flow used in financing activities	(134,400)	(36,636)

Net decrease in cash and cash equivalents	(79,327)	(56,603)
Cash and cash equivalents at beginning of period	242,469	68,534
Cash and cash equivalents at end of period	$163,142	$11,931

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$30,335	$17,178
Income taxes	$39,085	($4,000)

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$106	$26,086
Temporary cash investments	163,036	216,383
Total cash and cash equivalents	163,142	242,469
Accounts receivable:
Associated companies	68,737	57,743
Other	5,106	2,550
Total accounts receivable	73,843	60,293
Materials and supplies - at average cost	139,702	123,006
Deferred nuclear refueling outage costs	15,289	34,459
Prepayments and other	4,200	6,864
TOTAL	396,176	467,091

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,310,462	1,215,868
TOTAL	1,310,462	1,215,868

UTILITY PLANT
Electric	5,324,544	5,309,458
Construction work in progress	97,655	59,831
Nuclear fuel	134,880	175,005
TOTAL UTILITY PLANT	5,557,079	5,544,294
Less - accumulated depreciation and amortization	3,374,953	3,355,367
UTILITY PLANT - NET	2,182,126	2,188,927

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	467,477	538,963
Other	2,183	3,119
TOTAL	469,660	542,082

TOTAL ASSETS	$4,358,424	$4,413,968

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2021 and December 31, 2020
(Unaudited)
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$50,329	$100,015
Accounts payable:
Associated companies	17,011	15,309
Other	40,780	41,313
Taxes accrued	47,914	82,977
Interest accrued	11,165	12,722
Other	4,243	4,248
TOTAL	171,442	256,584

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	371,438	359,835
Accumulated deferred investment tax credits	43,323	38,902
Regulatory liability for income taxes - net	131,176	151,829
Other regulatory liabilities	717,958	665,396
Decommissioning	997,785	968,910
Pension and other postretirement liabilities	104,691	125,412
Long-term debt	695,443	705,259
Other	36,929	61,295
TOTAL	3,098,743	3,076,838

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2021 and 2020	951,850	951,850
Retained earnings	136,389	128,696
TOTAL	1,088,239	1,080,546

TOTAL LIABILITIES AND EQUITY	$4,358,424	$4,413,968

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2019	$601,850	$110,218	$712,068

Net income	—	28,513	28,513
Common stock dividends and distributions	—	(13,653)	(13,653)
Balance at March 31, 2020	$601,850	$125,078	$726,928

Net income	—	28,991	28,991
Common stock dividends and distributions	—	(46,000)	(46,000)
Balance at June 30, 2020	$601,850	$108,069	$709,919

Net income	—	31,064	31,064
Common stock dividends and distributions	—	(21,000)	(21,000)
Balance at September 30, 2020	$601,850	$118,133	$719,983

Balance at December 31, 2020	$951,850	$128,696	$1,080,546

Net income	—	23,864	23,864
Common stock dividends and distributions	—	(21,000)	(21,000)
Balance at March 31, 2021	$951,850	$131,560	$1,083,410

Net income	—	30,330	30,330
Common stock dividends and distributions	—	(5,000)	(5,000)
Balance at June 30, 2021	$951,850	$156,890	$1,108,740

Net income	—	27,499	27,499
Common stock dividends and distributions	—	(48,000)	(48,000)
Balance at September 30, 2021	$951,850	$136,389	$1,088,239

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

Item 1A.  Risk Factors

See the risk factors discussed in “Part I, Item 1A. Risk Factors” in the Form 10-K, which could materially affect Entergy’s and its Registrant Subsidiaries’ business, financial condition, or future results. The information set forth in this report, including the risk factors presented below, updates and should be read in conjunction with the risk factors and information disclosed in the Form 10-K. In addition, because Entergy cannot predict the ultimate impacts of COVID-19, the actual impacts may also exacerbate other risks discussed in “Item 1A. Risk Factors” in the Form 10-K, any of which could have a material effect on Entergy and its Registrant Subsidiaries.

The impacts of the COVID-19 pandemic and responsive measures taken on Entergy’s and its Utility operating companies’ business, results of operations, and financial condition are highly uncertain and cannot be predicted.

In December 2019 a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Since then, several variants of the COVID-19 virus have spread throughout the world, including the United States. To mitigate the spread of COVID-19, public health officials in the United States have at various times both recommended and mandated wearing of masks and other precautions, including prohibitions on congregating in heavily-populated areas, closure or limitations on the functions of non-essential business, and shelter-in-place orders or similar measures, including throughout Entergy’s service areas. While many of these mitigation measures have been lifted following the wide availability of COVID-19 vaccines, there is a risk that certain of these measures could be reinstated and/or continued, and that such measures could have an adverse effect on the general economy, Entergy’s customers, and its operations.

Entergy and its Utility operating companies experienced a decline in commercial and industrial sales and an increase in arrearages and bad debt expense due to non-payment by customers. Much of the commercial and industrial sales have recovered, and the arrearages have begun to decline, although management cannot predict the timing of collections of such arrearages. The Utility operating companies have resumed disconnecting customers for non-payment of bills, but such disconnects could again be suspended at the Utility operating companies should another shelter-in-place order or similar measure occur and their regulators mandate. While they are working with regulators to ensure ultimate recovery for those and other COVID-19 related costs, the amount, method, and timing of such recovery is unknown. Entergy and its Registrant Subsidiaries also could experience, and in some cases have experienced, among other challenges, supply chain, vendor, and contractor disruptions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; delays in regulatory proceedings; workforce availability challenges, including from COVID-19 infections, quarantining, or concerns with vaccination or testing mandates, health or safety issues; increased storm recovery costs; increased cybersecurity risks as a result of many employees telecommuting; risks or uncertainties associated with the return for many employees from telecommuting to on-site work on a full-time or hybrid basis; volatility in the credit or capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available credit facilities); or other adverse impacts on their ability to execute on business strategies and initiatives.

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

Entergy cannot predict the extent or duration of the outbreak, the impact of new variants of COVID-19, the effectiveness of mitigation efforts, or vaccines, anti-viral or other treatments for COVID-19, governmental responsive measures, or the extent of the effects or ultimate impacts on the global, national or local economy, the capital markets, or its customers, suppliers, operations, financial condition, results of operations, or cash flows.

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

A delay or failure in recovering amounts for storm restoration costs incurred as a result of severe weather (including from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Hurricane Ida), or the impact on customer bills of permitted storm cost recovery, could have material effects on Entergy and its Utility operating companies.

Entergy’s and its Utility operating companies’ results of operations, liquidity, and financial condition can be materially affected by the destructive effects of severe weather. Severe weather can also result in significant outages for the customers of the Utility operating companies and, therefore, reduced revenues for the Utility operating companies during the period of the outages. A delay or failure in recovering amounts for storm restoration costs incurred or revenues lost as a result of severe weather could have a material effect on Entergy and those Utility operating companies affected by severe weather. In addition, the recovery of major storm restoration costs from customers could effectively limit our ability to make planned capital or other investments due to the impact of such storm cost recovery on customer bills.

In August and October 2020, Hurricane Laura, Hurricane Delta, and Hurricane Zeta caused significant damage to portions of the Utility’s service territories in Louisiana, including New Orleans, Texas, and to a lesser extent, Arkansas and Mississippi. The storms resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the outages. Additionally, as a result of Hurricane Laura’s extensive damage to the grid infrastructure serving the impacted area, large portions of the underlying transmission system required nearly a complete rebuild. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta are currently estimated to be approximately $2.4 billion.

In August 2021, Hurricane Ida caused extensive damage to the Entergy distribution and transmission systems across Louisiana resulting in widespread power outages. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Ida are currently estimated to be in the range of $2.1 billion to $2.5 billion. Most of the storm costs were incurred by Entergy Louisiana and Entergy New Orleans. Also, Utility revenues in 2021 were adversely affected by extended power outages resulting from the hurricane.

Because Entergy has not gone through the regulatory process regarding these storm costs, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

7/01/2021-7/31/2021	—	$—	—	$350,052,918
8/01/2021-8/31/2021	—	$—	—	$350,052,918
9/01/2021-9/30/2021	—	$—	—	$350,052,918
Total	—	$—	—

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

NRC Reactor Oversight Process

In March 2021 the NRC placed Grand Gulf in Column 3 based on the incidence of five unplanned plant scrams during calendar year 2020, some of which were related to upgrades made to the plant’s turbine control system during the spring 2020 refueling outage. The NRC conducted a supplemental inspection of Grand Gulf in accordance with its inspection procedures for nuclear plants in Column 3 and, in October 2021, notified Entergy that all inspection objectives were met. A formal report on the inspection is expected in late 2021.

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

New and Existing Source Performance Standards for Greenhouse Gas Emissions

As discussed in the Form 10-K, in January 2021 the U.S. Court of Appeals for the D.C. Circuit vacated the Affordable Clean Energy Rule (ACE). The court held that ACE relied on an incorrect interpretation of the Clean Air Act that the statute expressly forecloses emission reduction approaches, such as emissions trading and generating shifting, that cannot be applied at and to the individual source. The court remanded ACE to the EPA for further consideration and also vacated the repeal of the Clean Power Plan. In March 2021 the D.C. Circuit issued a partial mandate vacating the ACE rule, but withheld the mandate vacating the repeal of the Clean Power Plan pending the EPA’s new rulemaking to regulate greenhouse gas emissions. Thus, the Clean Power Plan will not take effect during the rulemaking process and there currently is no regulation in place with respect to greenhouse gas emissions from existing electric generating units and states are not expected to take further action to develop and submit plans at this time.

Federal Jurisdiction of Waters of the United States

In June 2020 the EPA’s revised definition of waters of the United States in the Navigable Waters Protection Rule (NWPR), which narrowed the scope of Clean Water Act jurisdiction, as compared to a 2015 definition which had been stayed by several federal courts became effective. In August 2021 a federal district court vacated and remanded the NWPR for further consideration. The EPA and the U.S. Army Corps of Engineers subsequently issued a statement that the agencies would revert to pre-2015 regulations pending a new rulemaking.

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

Executive Compensation

On November 2, 2021, Entergy Corporation (the Company), entered into an agreement with its Chief Executive Officer, Leo P. Denault (Executive), to amend: (i) the Pension Equalization Plan of Entergy Corporation and its Subsidiaries, as amended (the PEP), to cease Executive’s participation therein effective December 1, 2021, if Executive has not separated from service with the Company before such date; and (ii) the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, as amended (the SERP), to provide that, if Executive separates from service with the Company after November 30, 2021, the benefit payable to Executive (or his surviving spouse, if applicable) under the SERP will be determined as if Executive had separated from service on November 30, 2021 (including the use of compensation, service and actuarial assumptions applicable to separations as of such date). Except as amended, benefits payable to Executive (or his surviving spouse, if applicable) under the SERP otherwise generally continue to be subject to the provisions of the SERP (including applicable forfeiture conditions) and Executive’s Retention Agreement with the Company effective August 3, 2006, as amended.

Item 6.  Exhibits

4(a) -
Officer’s Certificate No. 18-B-14, dated August 11, 2021, supplemental to Indenture, Deed of Trust and Security Agreement, dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.57 to Form 8-K filed August 17, 2021 in 1-34360).

4(b) -	Ninety-sixth Supplemental Indenture, dated as of October 1, 2021, to Entergy Louisiana Mortgage and Deed of Trust, dated as of April 1, 1944 (4.53 to Form 8-K filed October 1, 2021 in 1-32718).

4(c) -	Ninety-fifth Supplemental Indenture, dated as of October 1, 2021, to Entergy Louisiana Indenture of Mortgage, dated September 1, 1926 (4.52 to Form 8-K filed October 1, 2021 in 1-32718).

4(d) -	Seventeenth Supplemental Indenture, dated as of October 1, 2021, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4.51 to Form 8-K filed October 1, 2021 in 1-32718).

4(e) -
Officer’s Certificate No. 24-B-18, dated September 28, 2021, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.50 to Form 8-K filed October 1, 2021 in 1-32718).

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

Date:    November 5, 2021