Form 10-K
period 2021-12-31
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2022-02-25
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.

1-11299	ENTERGY CORPORATION	1-35747	ENTERGY NEW ORLEANS, LLC
	(a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000		(a Texas limited liability company) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700
	72-1229752		82-2212934

1-10764	ENTERGY ARKANSAS, LLC	1-34360	ENTERGY TEXAS, INC.
	(a Texas limited liability company) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000		(a Texas corporation) 2107 Research Forest Drive The Woodlands, Texas 77380 Telephone (409) 981-2000
	83-1918668		61-1435798

1-32718	ENTERGY LOUISIANA, LLC	1-09067	SYSTEM ENERGY RESOURCES, INC.
	(a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000		(an Arkansas corporation) 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000
	47-4469646		72-0752777

1-31508	ENTERGY MISSISSIPPI, LLC
(a Texas limited liability company) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000
83-1950019

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Trading Symbol	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value	ETR	New York Stock Exchange
	Common Stock, $0.01 Par Value	ETR	NYSE Chicago, Inc.

Entergy Arkansas, LLC	Mortgage Bonds, 4.875% Series due September 2066	EAI	New York Stock Exchange

Entergy Louisiana, LLC	Mortgage Bonds, 4.875% Series due September 2066	ELC	New York Stock Exchange

Entergy Mississippi, LLC	Mortgage Bonds, 4.90% Series due October 2066	EMP	New York Stock Exchange

Entergy New Orleans, LLC	Mortgage Bonds, 5.0% Series due December 2052	ENJ	New York Stock Exchange
	Mortgage Bonds, 5.50% Series due April 2066	ENO	New York Stock Exchange

Entergy Texas, Inc.	5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share)	ETI/PR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Texas, Inc.	Common Stock, no par value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

	Yes	No

Entergy Corporation	✓
Entergy Arkansas, LLC	✓
Entergy Louisiana, LLC	✓
Entergy Mississippi, LLC	✓
Entergy New Orleans, LLC		✓
Entergy Texas, Inc.	✓
System Energy Resources, Inc.		✓

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes	No

Entergy Corporation		✓
Entergy Arkansas, LLC		✓
Entergy Louisiana, LLC		✓
Entergy Mississippi, LLC		✓
Entergy New Orleans, LLC		✓
Entergy Texas, Inc.		✓
System Energy Resources, Inc.		✓

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
Entergy Arkansas, LLC
Entergy Louisiana, LLC
Entergy Mississippi, LLC
Entergy New Orleans, LLC
Entergy Texas, Inc.
System Energy Resources, Inc.

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

Common Stock Outstanding		Outstanding at January 31, 2022
Entergy Corporation	($0.01 par value)	203,027,662

System Energy Resources, Inc. meets the requirements set forth in General Instruction I(1) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure as allowed in General Instruction I(2).  System Energy Resources, Inc. is reducing its disclosure by not including Part III, Items 10 through 13 in its Form 10-K.

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2021 was $20.0 billion based on the reported last sale price of $99.70 per share for such stock on the New York Stock Exchange on June 30, 2021.  Entergy Corporation is the sole holder of the common stock of Entergy Texas, Inc. and System Energy Resources, Inc.  Entergy Corporation is the direct and indirect holder of the common membership interests of Entergy Utility Holding Company, LLC, which is the sole holder of the common membership interests of Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, and Entergy New Orleans, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 6, 2022, are incorporated by reference into Part III hereof.

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

The report should be read in its entirety as it pertains to each respective reporting company.  No one section of the report deals with all aspects of the subject matter.  Separate Item 7 and 8 sections are provided for each reporting company, except for the Notes to the financial statements.  The Notes to the financial statements for all of the reporting companies are combined.  All Items other than 7 and 8 are combined for the reporting companies.

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
•increases in costs and capital expenditures that could result from changing regulatory requirements, changing economic conditions, and emerging operating and industry issues;
•the commitment of substantial human and capital resources required for the safe and reliable operation and maintenance of Entergy’s nuclear generating facilities;
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
•the risk that an incident at any nuclear generation facility in the U.S. could lead to the assessment of significant retrospective assessments and/or retrospective insurance premiums as a result of Entergy’s participation in a secondary financial protection system and a utility industry mutual insurance company;
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
•changes to federal income tax laws and regulations, including the continued impact of the Tax Cuts and Jobs Act and its intended and unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;
•changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to capital and Entergy’s ability to refinance existing securities and fund investments and acquisitions;
•actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;
•changes in inflation and interest rates;
•the effects of litigation and government investigations or proceedings;

v

FORWARD-LOOKING INFORMATION (Concluded)

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

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which was sold in March 2017
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
HLBV	Hypothetical liquidation at book value
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
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
•The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers. Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below for discussion of the operation and planned shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants, including the planned shutdown and sale of Palisades, the only remaining operating plant in Entergy Wholesale Commodities’ merchant nuclear fleet.

Following are the percentages of Entergy’s consolidated revenues generated by its operating segments and the percentage of total assets by operating segment. Net income or loss generated by the operating segments is discussed in the sections that follow.

	% of Revenue			% of Total Assets
Segment	2021	2020	2019	2021	2020	2019
Utility	94	91	88	100	96	96
Entergy Wholesale Commodities	6	9	12	2	7	8
Parent & Other (a)	—	—	—	(2)	(3)	(4)

See Note 13 to the financial statements for further financial information regarding Entergy’s business segments.

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Hurricane Ida

In August 2021, Hurricane Ida caused extensive damage to the Entergy distribution and, to a lesser extent, transmission systems across Louisiana resulting in widespread power outages. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Ida for Entergy Louisiana and Entergy New Orleans are currently estimated to be approximately $2.7 billion. Also, Utility revenues in 2021 were adversely affected by extended power outages resulting from the hurricane.

Entergy has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy recorded corresponding regulatory assets of approximately $1.1 billion and construction work in progress of approximately $1.6 billion. Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. There are well-established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy has not gone through the regulatory process regarding these storm costs, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy is considering all available avenues to recover storm-related costs from Hurricane Ida, including federal government assistance and securitization financing. In September 2021, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments in connection with the issuance of approximately $1 billion of shorter-term mortgage bonds to provide interim financing for restoration costs associated with Hurricane Ida, which bonds were issued in October 2021. Also in September 2021, Entergy Louisiana sought approval for the creation and funding of a $1 billion restricted escrow account for Hurricane Ida restoration costs. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. In February 2022, Entergy New Orleans filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Results of Operations

2021 Compared to 2020

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2021 to 2020 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2020 Net Income (Loss) Attributable to Entergy Corporation	$1,800,223	($64,951)	($346,938)	$1,388,334

Operating revenues	1,873,960	(244,705)	5	1,629,260
Fuel, fuel-related expenses, and gas purchased for resale	878,372	15,357	(4)	893,725
Purchased power	362,066	5,339	4	367,409
Other regulatory charges (credits) - net	97,019	—	—	97,019
Other operation and maintenance	179,005	(213,173)	163	(34,005)
Asset write-offs, impairments, and related charges	—	237,002	—	237,002
Taxes other than income taxes	44,050	(36,121)	(479)	7,450
Depreciation and amortization	128,953	(57,624)	(129)	71,200
Other income (deductions)	75,588	(87,105)	9,063	(2,454)
Interest expense	43,153	(9,098)	14,976	49,031
Other expenses	(1,723)	(85,248)	—	(86,971)
Income taxes	546,520	(130,318)	(103,322)	312,880
Preferred dividend requirements of subsidiaries and noncontrolling interest	(18,064)	—	(28)	(18,092)
2021 Net Income (Loss) Attributable to Entergy Corporation	$1,490,420	($122,877)	($249,051)	$1,118,492

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Results of operations for 2021 include a charge of $340 million ($268 million net-of-tax), reflected in “Asset write-offs, impairments, and related charges,” as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements for further discussion of the sale of the Indian Point Energy Center.

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

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing 2021 to 2020:

Amount
(In Millions)
2020 operating revenues	$9,171
Fuel, rider, and other revenues that do not significantly affect net income	1,409
Retail electric price	404
Volume/weather	55
System Energy provision for rate refund	25
Return of unprotected excess accumulated deferred income taxes to customers	(19)
2021 operating revenues	$11,045

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

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective May 2021;
•increases in Entergy Louisiana’s overall formula rate plan revenues, including an interim increase effective April 2020 due to the inclusion of the first-year revenue requirement for the Lake Charles Power Station, an increase in the transmission recovery mechanism effective September 2020, an interim increase effective December 2020 due to the inclusion of the first-year revenue requirement for the Washington Parish Energy Center, and increases in the transmission and distribution recovery mechanisms effective September 2021;
•increases in Entergy Mississippi’s formula rate plan rates effective April 2020, April 2021, and July 2021;
•an interim increase in Entergy New Orleans’s formula rate plan revenues resulting from the recovery of New Orleans Power Station costs, effective November 2020, and a rate increase effective November 2021; and
•the implementation of the generation cost recovery rider, which includes the first-year revenue requirement for the Montgomery County Power Station, effective January 2021, an increase in the transmission cost recovery factor rider effective March 2021, and an increase in the distribution cost recovery factor rider effective March 2021, each at Entergy Texas.

See Note 2 to the financial statements for further discussion of the regulatory proceedings discussed above.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase of 3,574 GWh, or 3%, in billed electricity usage, including the effect of more favorable weather on residential sales and an increase in industrial usage, partially offset by a decrease in weather-adjusted residential usage and a decrease in usage during the unbilled sales period. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the transportation, metals, and chemicals industries, and an increase in demand from cogeneration customers. The decrease in weather-adjusted residential usage was primarily due to the impact that the COVID-19 pandemic had on prior year usage.

The System Energy provision for rate refund variance is due to a provision for rate refund recorded in 2020 to reflect a one-time credit of $25 million provided for in the Federal Power Act section 205 filing made by System Energy in December 2020. The one-time credit was made in the first quarter 2021. See Note 2 to the financial statements for further discussion of the proceedings involving System Energy at the FERC.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In 2021, $87 million was returned to customers through reductions in operating revenues as compared to $68 million in 2020. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Billed electric energy sales for Utility for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	35,669	35,173	1
Commercial	26,818	26,466	1
Industrial	49,819	47,117	6
Governmental	2,438	2,414	1
Total retail	114,744	111,170	3
Sales for resale	16,656	13,658	22
Total	131,400	124,828	5

See Note 19 to the financial statements for additional discussion of operating revenues.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $943 million for 2020 to $698 million for 2021 primarily due to the shutdown of Indian Point 2 in April 2020 and the shutdown of Indian Point 3 in April 2021.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Following are key performance measures for Entergy Wholesale Commodities for 2021 and 2020:

	2021	2020
Owned capacity (MW) (a)	1,205	2,246
GWh billed	11,328	20,581

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	97%	93%
GWh billed	9,836	18,863
Average energy price ($/MWh)	$54.56	$40.33
Average capacity price ($/kW-month)	$0.26	$1.92
Refueling outage days:
Palisades	—	52

(a)The reduction in owned capacity is due to the shutdown of the 1,041 MW Indian Point 3 plant in April 2021.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $2,478 million for 2020 to $2,657 million for 2021 primarily due to:

•an increase of $49 million in compensation and benefits costs in 2021 primarily due to higher incentive-based compensation accruals in 2021 as compared to prior year, lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs;
•an increase of $28 million in distribution operations expenses primarily due to higher reliability costs;
•an increase of $27 million primarily due to an increase in contract costs related to customer solutions and sustainability initiatives, including customer service center support and enhanced customer billing;
•an increase of $20 million in non-nuclear generation expenses primarily due to higher expenses associated with plants placed in service, including the Lake Charles Power Station, which began commercial operation in March 2020; the New Orleans Power Station, which began commercial operation in May 2020; the Washington Parish Energy Center, purchased in November 2020; and the Montgomery County Power Station, which began commercial operation in January 2021;
•an increase of $16 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, and a higher scope of work performed in 2021 as compared to 2020;
•an increase of $15 million as a result of the amount of transmission costs allocated by MISO. See Note 2 to the financial statements for further information on the recovery of these costs;
•the effects of recording final judgments to resolve claims in the Waterford 3 damages case and the Grand Gulf damages case in 2020 and the River Bend damages case in 2021, each against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $18 million in 2020 of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense compared to the reimbursement of approximately $4 million in 2021. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation;
•lower nuclear insurance refunds of $13 million; and
•several individually insignificant items.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by a decrease of $19 million in meter reading expenses as a result of the deployment of advanced metering systems and a gain of $15 million, recorded in 2021, on the sale of a pipeline.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in franchise taxes resulting from an increase in revenue collected.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Lake Charles Power Station, the Montgomery County Power Station, and the Washington Parish Energy Center.

Other regulatory charges (credits) - net includes:

•regulatory charges of $44 million, recorded in the fourth quarter 2020 at Entergy Arkansas, to reflect the 2019 historical year netting adjustment included in the APSC’s December 2020 order in the 2020 formula rate plan proceeding. See Note 2 to the financial statements for discussion of Entergy Arkansas’s 2020 formula rate plan filing;
•regulatory credits of $47 million, recorded in 2020 at Entergy Arkansas, to reflect the amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan filing. See Note 2 to the financial statements for discussion of Entergy Arkansas’s 2019 formula rate plan filing;
•the reversal in 2021 of the remaining $39 million regulatory liability for Entergy Arkansas’s 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding. See Note 2 to the financial statements for discussion of Entergy Arkansas’s 2020 formula rate plan filing;
•regulatory charges of $33 million, recorded in the fourth quarter 2020 at Entergy Louisiana, due to a settlement with the IRS related to the uncertain tax position regarding Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing because the savings will be shared with customers. See Note 3 to the financial statements for further discussion of the settlement and savings obligation;
•regulatory charges of $29 million, recorded in the first quarter 2020 at Entergy Louisiana, due to a settlement with the IRS related to the uncertain tax position regarding the Hurricane Isaac Louisiana Act 55 financing because the savings will be shared with customers. See Note 3 to the financial statements for further discussion of the settlement and savings obligation;
•regulatory credits of $20 million, recorded in the second quarter 2021 at Entergy Mississippi, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding. See Note 2 to the financial statements for discussion of Entergy Mississippi’s 2021 formula rate plan filing; and
•regulatory credits of $19 million, recorded in the fourth quarter 2021 at Entergy Mississippi, to reflect that the 2021 earned return is below the formula bandwidth. See Note 2 to the financial statements for discussion of Entergy Mississippi’s formula rate plan filings.

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation related costs collected in revenue.

Other income increased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of the decommissioning trust funds in 2021, partially offset by a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Lake Charles Power Station project and the Montgomery County Power Station project.

Interest expense increased primarily due to:

•the issuances by Entergy Louisiana of $1.1 billion of 0.62% Series mortgage bonds, $300 million of 2.90% Series mortgage bonds, and $300 million of 1.60% Series mortgage bonds, each in November 2020;
•the issuances by Entergy Louisiana of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•the issuance by Entergy Louisiana of $1 billion of 0.95% Series mortgage bonds in October 2021;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
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

The increase was partially offset by the repayments by Entergy Louisiana of $200 million of 5.25% Series mortgage bonds and $100 million of 4.70% Series mortgage bonds, each in December 2020 and the repayment by Entergy Louisiana of $200 million of 4.8% Series mortgage bonds in May 2021.

See Note 5 to the financial statements for a discussion of long-term debt.

Noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of Entergy Arkansas’s tax equity partnership for the Searcy Solar facility under HLBV accounting. Entergy Arkansas has recorded a regulatory charge of $18 million in 2021 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements for discussion of the HLBV method of accounting.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $500 million for 2020 to $287 million for 2021 primarily due to:

•a decrease of $162 million resulting from the absence of expenses from Indian Point 2, after it was shut down in April 2020, and Indian Point 3, after it was shut down in April 2021; and
•a decrease of $53 million in severance and retention expenses. Severance and retention expenses were incurred in 2021 and 2020 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 13 to the financial statements for further discussion of severance and retention expenses.

Asset write-offs, impairments, and related charges for 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021, partially offset by the effect of recording in 2021 a final judgment in the amount of $83 million ($66 million net-of-tax) to resolve the Indian Point 2 third round and Indian Point 3 second round combined damages case against the DOE related to spent nuclear fuel storage costs. Asset write-offs, impairments, and related charges for 2020 include impairment charges of $19 million ($15 million net-of-tax) primarily as a result of expenditures for capital assets. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 14 to the financial statements for a discussion of the impairment of long-lived assets and the sale of the Indian Point Energy Center. See Note 8 to the financial statements for further discussion of spent nuclear fuel litigation.

Taxes other than income taxes decreased primarily due to lower ad valorem taxes and lower payroll taxes.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Depreciation and amortization expenses decreased primarily due to:

•the absence of depreciation expense from Indian Point 2, after it was shut down in April 2020, and from Indian Point 3, after it was shut down in April 2021; and
•the effect of recording in 2021 a final judgment to resolve claims in the Palisades damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded included $9 million of spent nuclear fuel storage costs previously recorded as depreciation expense. See Note 8 to the financial statements for discussion of spent nuclear fuel litigation.

Other income decreased primarily due to lower gains on decommissioning trust fund investments including the absence of earnings from nuclear decommissioning trust funds that were transferred in the sale of the Indian Point Energy Center in May 2021. The decrease was partially offset by lower non-service pension costs. See Notes 15 and 16 to the financial statements for a discussion of decommissioning trust fund investments. See Note 14 to the financial statements for a discussion of the sale of the Indian Point Energy Center. See Note 11 to the financial statements for a discussion of pension and other postretirement benefits costs.

Other expenses decreased primarily due to the absence of decommissioning expense from Indian Point 2 and Indian Point 3, after the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements for a discussion of the sale of the Indian Point Energy Center.

Income Taxes

The effective income tax rates were 14.6% for 2021 and (9.5%) for 2020. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021 for discussion of results of operations for 2020 compared to 2019.

Entergy Wholesale Commodities Exit from the Merchant Power Business

Entergy sold its FitzPatrick plant to Exelon in March 2017 and, as discussed below, transferred its Vermont Yankee plant to NorthStar in January 2019, sold its Pilgrim plant to Holtec in August 2019, and sold its Indian Point plants to Holtec in May 2021. Entergy also sold the Rhode Island State Energy Center, a natural gas-fired combined cycle generating plant, in December 2015. As of December 31, 2021, Entergy Wholesale Commodities’ only remaining operating nuclear plant is the 811 MW Palisades plant, which is under contract to be sold, subject to certain conditions, after it is shut down in May 2022.

These plant sales and the contract to sell Palisades are the result of a strategy that Entergy has undertaken to manage and reduce the risk of the Entergy Wholesale Commodities business, including exiting the merchant power business. Management evaluated the challenges for each of the plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs.

Entergy Wholesale Commodities also includes the ownership of Big Rock Point, a non-operating nuclear facility in Michigan, that was acquired when Entergy purchased the Palisades nuclear plant. Big Rock Point is under contract to be sold with the Palisades plant. In addition, Entergy Wholesale Commodities provides operations and management services, including decommissioning-related services, to nuclear power plants owned by non-affiliated entities in the United States. A relatively minor portion of the Entergy Wholesale Commodities business

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
is the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

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

On July 30, 2018, Entergy entered into a purchase and sale agreement with Holtec International to sell to a Holtec subsidiary 100% of the equity interests in Entergy Nuclear Generation Company, LLC, the owner of Pilgrim, for $1,000 (subject to adjustments for net liabilities and other amounts). On August 22, 2019, the NRC approved the transfer of Pilgrim’s facility licenses to Holtec. On August 26, 2019, Entergy and Holtec closed the transaction.

The sale of Entergy Nuclear Generation Company, LLC to Holtec included the transfer of the nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. The transaction resulted in a loss of $190 million ($156 million net-of-tax) in 2019. See Note 14 to the financial statements for discussion of the closing of the Pilgrim transaction.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Shutdown and Sale of Indian Point 2 and Indian Point 3

In April 2007, Entergy submitted to the NRC a joint application to renew the operating licenses for Indian Point 2 and Indian Point 3 for an additional 20 years. In January 2017, Entergy reached a settlement with New York State, several State agencies, and Riverkeeper, Inc., under which Indian Point 2 and Indian Point 3 would cease commercial operation by April 30, 2020 and April 30, 2021, respectively, subject to certain conditions, including New York State’s withdrawal of opposition to Indian Point’s license renewals and issuance of contested permits and similar authorizations. In September 2018 the NRC issued renewed operating licenses for Indian Point 2 through April 2024 and for Indian Point 3 through April 2025. Pursuant to the January 2017 settlement agreement, Indian Point 2 ceased commercial operations on April 30, 2020, and Indian Point 3 ceased commercial operations on April 30, 2021. See Note 14 to the financial statements for discussion of the impairment charges associated with the decision to shut down the Indian Point plants.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

On July 30, 2018, Entergy entered into a purchase and sale agreement with Holtec International to sell to a Holtec subsidiary 100% of the equity interests in the subsidiary that owns Palisades and the Big Rock Point Site. The sale will include the transfer of the nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning. In February 2020 the parties signed an amendment to the purchase and sale agreement to remove the closing condition that the nuclear decommissioning trust fund must have a specified amount and Entergy agreed to contribute $20 million to the nuclear decommissioning trust fund at closing, among other amendments. Pursuant to a subsequent agreement the $20 million was paid to Holtec in September 2021. At the closing of the sale transaction, the Holtec subsidiary will pay $1,000 (subject to adjustment for net liabilities and other amounts) for the equity interests in the subsidiary that owns Palisades and the Big Rock Point Site.

The Palisades transaction is subject to certain closing conditions, including: the permanent shutdown of Palisades and the transfer of all nuclear fuel from the reactor vessel to the spent nuclear fuel pool; NRC regulatory approval for the transfer of the Palisades and Big Rock Point operating and independent spent fuel storage installation licenses; receipt of a favorable private letter ruling from the IRS; and, the Pilgrim transaction having closed. In December 2020, Entergy and Holtec submitted a license transfer application to the NRC requesting approval to transfer the Palisades and Big Rock Point licenses from Entergy to Holtec. In February 2021 several parties filed with the NRC petitions to intervene and requests for hearing challenging the license transfer application. In March 2021, Entergy and Holtec filed answers opposing the petitions to intervene and hearing requests, and the petitioners filed replies. In March 2021 an additional party also filed a petition to intervene and request for hearing. Entergy and Holtec filed an answer to the March 2021 petition in April 2021. The NRC issued an order approving the application in December 2021, subject to the NRC’s authority to condition, revise, or rescind the approval order based on the resolution of four pending requests for hearing. In January 2022, Holtec submitted a supplement to the approved license transfer application to the NRC to reflect changes to Holtec’s planned decommissioning organizational structure for Palisades.

Subject to the above conditions, the Palisades transaction is expected to close in mid-2022. As of December 31, 2021, Entergy’s adjusted net investment in Palisades was ($50) million. The primary variables in the ultimate loss or gain that Entergy will incur on the transaction are the values of the nuclear decommissioning trust and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing. Palisades completed its final refueling outage in October 2020.

Costs Associated with Exit of the Entergy Wholesale Commodities Business

Entergy incurred approximately $12 million in costs in 2021, $71 million in costs in 2020, and $91 million in costs in 2019 associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business, primarily employee retention and severance expenses and other benefits-related costs, and contracted economic development contributions. Entergy expects to incur employee retention and severance

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

expenses of approximately $5 million in 2022 associated with the exit from the merchant power business. See Note 13 to the financial statements for further discussion of these costs.

Entergy Wholesale Commodities incurred $5 million in 2021, $19 million in 2020, and $100 million in 2019 of impairment charges related to nuclear fuel spending, nuclear refueling outage spending, expenditures for capital assets, and asset retirement obligation revisions. These costs were charged to expense as incurred as a result of the impaired value of certain of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See Note 14 to the financial statements for further discussion of the impairment charges.

Liquidity and Capital Resources

This section discusses Entergy’s capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Capital Structure

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the net issuance of debt in 2021. See Note 5 to the financial statements for a discussion of long-term debt.

	December 31, 2021	December 31, 2020
Debt to capital	69.5%	68.3%
Effect of excluding securitization bonds	(0.1%)	(0.2%)
Debt to capital, excluding securitization bonds (a)	69.4%	68.1%
Effect of subtracting cash	(0.3%)	(1.7%)
Net debt to net capital, excluding securitization bonds (a)	69.1%	66.4%

(a)Calculation excludes the New Orleans and Texas securitization bonds, which are non-recourse to Entergy New Orleans and Entergy Texas, respectively.

As of December 31, 2021, 22.2% of the debt outstanding is at the parent company, Entergy Corporation, 77.3% is at the Utility, and 0.5% is at Entergy Wholesale Commodities. Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund. Net capital consists of capital less cash and cash equivalents. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements. Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
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

Long-term debt, including the currently maturing portion, makes up most of Entergy’s total debt outstanding. Following are Entergy’s long-term debt principal maturities and estimated interest payments as of December 31, 2021. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2021. The amounts below include payments on System Energy’s Grand Gulf sale-leaseback transaction, which are included in long-term debt on the balance sheet.

Long-term debt maturities and estimated interest payments	2022	2023	2024	2025-2026	after 2026
	(In Millions)
Utility	$1,017	$3,141	$2,929	$3,345	$22,112
Entergy Wholesale Commodities	141	—	—	—	—
Parent and Other	763	99	99	1,896	3,171
Total	$1,921	$3,240	$3,028	$5,241	$25,283

Note 5 to the financial statements provides more detail concerning long-term debt outstanding.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2026. The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate for the year ended December 31, 2021 was 1.60% on the drawn portion of the facility.

As of December 31, 2021, amounts outstanding and capacity available under the $3.5 billion credit facility are:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of December 31, 2021, Entergy Corporation had $1.201 billion of commercial paper outstanding. The weighted-average interest rate for the year ended December 31, 2021 was 0.28%.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Finance lease obligations are a minimal part of Entergy’s overall capital structure. Following are Entergy’s payment obligations under those leases.

	2022	2023	2024	2025-2026	after 2026
	(In Millions)
Finance lease payments	$15	$15	$13	$22	$16

Leases are discussed in Note 10 to the financial statements.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2021 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2021	Letters of Credit Outstanding as of December 31, 2021
Entergy Arkansas	April 2022	$25 million (b)	2.75%	—	—
Entergy Arkansas	June 2026	$150 million (c)	1.23%	—	—
Entergy Louisiana	June 2026	$350 million (c)	1.32%	$125 million	—
Entergy Mississippi	April 2022	$10 million (d)	1.60%	—	—
Entergy Mississippi	April 2022	$35 million (d)	1.60%	—	—
Entergy Mississippi	April 2022	$37.5 million (d)	1.60%	—	—
Entergy New Orleans	June 2024	$25 million (c)	1.73%	—	—
Entergy Texas	June 2026	$150 million (c)	1.60%	—	$1.3 million

(a)The interest rate is the estimated interest rate as of December 31, 2021 that would have been applied to outstanding borrowings under the facility.
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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2021:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2021 (a) (b)
Entergy Arkansas	$25 million	0.78%	$8.5 million
Entergy Louisiana	$125 million	0.78%	$15.0 million
Entergy Mississippi	$65 million	0.78%	$9.3 million
Entergy New Orleans	$15 million	1.00%	$1.0 million
Entergy Texas	$80 million	0.875%	$79.6 million

(a)As of December 31, 2021, letters of credit posted with MISO covered financial transmission right exposure of $0.2 million for Entergy Mississippi and $0.1 million for Entergy Texas. See Note 15 to the financial statements for discussion of financial transmission rights.
(b)As of December 31, 2021, in addition to the $9.3 million in MISO letters of credit, Entergy Mississippi has $1 million in non-MISO letters of credit outstanding under this facility.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy’s guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy’s financial condition, results of operations, or cash flows. Following are Entergy’s payment obligations as of December 31, 2021 on non-cancelable operating leases with a term over one year:

	2022	2023	2024	2025-2026	after 2026
	(In Millions)
Operating lease payments	$65	$56	$48	$44	$15

Leases are discussed in Note 10 to the financial statements.

Other Obligations

Entergy currently expects to contribute approximately $200 million to its pension plans and approximately $42.8 million to other postretirement plans in 2022, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 for a discussion of qualified pension and other postretirement benefits funding.

Entergy has $712 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition, the Registrant Subsidiaries enter into fuel and purchased power agreements that contain minimum purchase obligations. The Registrant Subsidiaries each have rate mechanisms in place to recover fuel, purchased power, and associated costs incurred under these purchase obligations.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy’s planned construction and other capital investments by operating segment for 2022 through 2024.

Planned construction and capital investments	2022	2023	2024
	(In Millions)
Utility:
Generation	$1,105	$1,235	$1,580
Transmission	755	765	795
Distribution	1,285	1,535	1,620
Utility Support	580	440	310
Total	3,725	3,975	4,305
Entergy Wholesale Commodities and Other	10	—	—
Total	$3,735	$3,975	$4,305

In addition to the planned spending in the table above, the Utility also expects to pay for $885 million of capital investments in 2022 related to Hurricane Ida restoration work that has been accrued as of December 31, 2021.

Planned construction and capital investments refer to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth. In addition to routine capital projects, they also refer to amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following types of construction and capital investments:

•Investments in generation projects to modernize, decarbonize, and diversify Entergy’s portfolio, including the Sunflower Solar Facility, Walnut Bend Solar Facility, West Memphis Solar Facility, Orange County Advanced Power Station, St. Jacques Louisiana Solar, and potential construction of additional generation.
•Investments in Entergy’s Utility nuclear fleet.
•Transmission spending to drive reliability and resilience while also supporting renewables expansion.
•Distribution and Utility Support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
Renewables

Sunflower Solar Facility

In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project is being built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  In December 2018, Entergy Mississippi filed a joint petition with Sunflower Solar Project with the MPSC for Sunflower Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility.  In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism. Recovery through the interim capacity rate adjustment requires MPSC approval for each new resource. In August 2019 consultants retained by the Mississippi Public Utilities Staff filed a report expressing concerns regarding the project economics. In March 2020, Entergy Mississippi filed supplemental testimony addressing questions and observations raised by the consultants retained by the Mississippi Public Utilities Staff and proposing an alternative structure for the transaction that would reduce its cost. A hearing before the MPSC was held in March 2020. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar Facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions including: (i) that Entergy Mississippi pursue a partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the level of recoverable costs. Closing is targeted to occur by the end of the second quarter 2022.

Walnut Bend Solar Facility

In October 2020, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 100 MW Walnut Bend Solar Facility is in the public interest. Entergy Arkansas primarily requested cost recovery through the formula rate plan rider. In July 2021 the APSC granted Entergy Arkansas’s petition and approved the acquisition of the resource and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In January 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained. Entergy Arkansas views the progress of the outreach to potential tax equity investors and the current status of the discussions as consistent with its expectations for the timeline for achieving a tax equity partnership. Closing was expected to occur in 2022. The counter-party has notified Entergy Arkansas that it is seeking changes to certain terms of the build-own-transfer agreement, including both cost and schedule. Negotiations are ongoing, but at this time the project is not expected to achieve commercial operation in 2022.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

2021 Solar Certification and the Geaux Green Option

In November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The 2021 Solar Portfolio consists of four resources that are expected to provide $242 million in net benefits to Entergy Louisiana’s customers. These resources, all of which would be constructed in Louisiana, include (i) Vacherie Solar Energy Center, a 150 megawatt resource in St. James Parish; (ii) Sunlight Road Solar, a 50 megawatt resource in Washington Parish; (iii) St. Jacques Louisiana Solar, a 150 megawatt resource in St. James; and (iv) Elizabeth Solar Facility, a 125 megawatt resource in Allen Parish. St. Jacques Louisiana Solar would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase agreements. The filing proposes to recover the costs of the power purchase agreements through the fuel adjustment clause and the acquisition costs through the formula rate plan.

The proposed Rider GGO is a voluntary rate schedule that would enhance Entergy Louisiana’s ability to help customers meet their sustainability goals by allowing customers to align some or all of their electricity requirements with renewable energy from the resources. Because subscription fees from Rider GGO participants would help to offset the cost of the resources, the design of Rider GGO also preserves the benefits of the 2021 Solar Portfolio for non-participants by providing them with the reliability and capacity benefits of locally-sited solar generation at a discounted price.

The LPSC has established a procedural schedule that is expected to result in an LPSC decision by the end of 2022. Discovery is currently underway.

Other Generation

Orange County Advanced Power Station

In September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined-cycle combustion turbine facility to be located in Bridge City, Texas at an expected total cost of $1.2 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. In December 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A hearing on the merits is scheduled for April 2022. A final order by the PUCT is expected in September 2022. Subject to receipt of required regulatory approvals and other conditions, the facility is expected to be in-service by May 2026.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities. At its January 2022 meeting, the Board declared a dividend of $1.01 per share. Entergy paid $775 million in 2021, $748 million in 2020, and $712 million in 2019 in cash dividends on its common stock.

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

In addition to the authority to fund grant exercises, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. As of December 31, 2021, $350 million of authority remains under the $500 million share repurchase program. The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Sources of Capital

Entergy’s sources to meet its capital requirements and to fund potential investments include:

•internally generated funds;
•cash on hand ($443 million as of December 31, 2021);
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

Provisions within the organizational documents relating to preferred stock or membership interests of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred equity. All debt and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their debt issuances are also subject to issuance tests set forth in bond indentures and other agreements. Entergy believes that the Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs for the next twelve months and beyond.

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy. The City Council has concurrent jurisdiction over Entergy New Orleans’s securities issuances with maturities longer than one year. The APSC has concurrent jurisdiction over Entergy Arkansas’s issuances of securities secured by Arkansas property, including first mortgage bond issuances. No regulatory approvals are necessary for Entergy Corporation to issue securities. The current FERC-authorized short-term borrowing limits and long-term financing authorization for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through October 2023. Entergy Arkansas has obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2022. Entergy New Orleans also has obtained long-term financing authorization from the City Council that extends through December 2023. Entergy Arkansas, Entergy Louisiana, and System Energy each has obtained long-term financing authorization from the FERC that extends through October 2023 for issuances by the nuclear fuel company variable interest entities. In addition to borrowings from commercial banks, the Registrant Subsidiaries may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements. The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce Entergy’s subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. See Notes 4 and 5 to the financial statements for further discussion of Entergy’s borrowing limits, authorizations, and amounts outstanding.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Equity Issuances and Equity Distribution Program

In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may also enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $1 billion. In 2021, Entergy utilized the at the market equity distribution program and sold nearly $500 million, approximately $300 million of which has not been settled and is subject to adjustment pursuant to the forward sale agreements. In addition to settlement of existing forward sales agreements, Entergy Corporation currently expects to issue approximately $700 million of equity through 2024. Entergy is considering various methods, including, among others, at the market distributions, block trades, and preferred equity issuances. See Note 7 to the financial statements for discussion of the forward sales agreements and common stock issuances and sales under the equity distribution program.

Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida (Entergy Louisiana)

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

In October 2020, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments in connection with the issuance of shorter-term mortgage bonds to provide interim financing for restoration costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta. Subsequently, Entergy Louisiana and the LPSC staff filed a joint motion seeking approval to exclude from the derivation of Entergy Louisiana’s capital structure and cost rate of debt for ratemaking purposes, including the allowance for funds used during construction, shorter-term debt up to $1.1 billion issued by Entergy Louisiana to fund costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta costs on an interim basis. In November 2020 the LPSC issued an order approving the joint motion, and Entergy Louisiana issued $1.1 billion of 0.62% Series mortgage bonds due November 2023. Also in November 2020, Entergy Louisiana withdrew $257 million from its funded storm reserves.

In February 2021 two winter storms (collectively, Winter Storm Uri) brought freezing rain and ice to Louisiana. Ice accumulation sagged or downed trees, limbs and power lines, causing damage to Entergy Louisiana’s transmission and distribution systems. The additional weight of ice caused trees and limbs to fall into power lines and other electric equipment. When the ice melted, it affected vegetation and electrical equipment, causing additional outages. As discussed in the “Fuel and purchased power recovery” section of Note 2 to the financial statements, Entergy Louisiana recovered the incremental fuel costs associated with Winter Storm Uri over a five-month period from April 2021 through August 2021.

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by these storms are currently estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana is seeking an LPSC determination that $2.11 billion was prudently incurred and, therefore, is eligible for recovery from customers. Additionally, Entergy Louisiana is requesting that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million is appropriate. In July 2021, Entergy Louisiana supplemented the application

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. As previously discussed, in August 2021, Hurricane Ida caused extensive damage to Entergy Louisiana’s distribution and, to a lesser extent, transmission systems resulting in widespread power outages. In September 2021, Entergy Louisiana supplemented the application with a request to establish and securitize a $1 billion restricted storm escrow account for Hurricane Ida related restoration costs, subject to a subsequent prudence review. In total, Entergy Louisiana requested authorization for the issuance of system restoration bonds in one or more series in an aggregate principal amount of $3.18 billion, which includes the costs of re-establishing and funding a storm damage escrow account, carrying costs and unamortized debt costs on interim financing, and issuance costs. After filing of testimony by LPSC staff and intervenors, which generally supported or did not oppose Entergy Louisiana’s requests, the parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in February 2022. The settlement agreement contains the following key terms: $2.1 billion of restoration costs from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and are eligible for recovery; carrying costs of $51 million are recoverable; a $290 million cash storm reserve should be re-established; a $1 billion reserve should be established to partially pay for Hurricane Ida restoration costs; and Entergy Louisiana is authorized to finance $3.186 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. The LPSC voted to approve the settlement at its February 2022 meeting.

Hurricane Laura, Hurricane Delta, and Winter Storm Uri (Entergy Texas)

In August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to distribution and transmission infrastructure, and the loss of sales during the power outages. In April 2021, Entergy Texas filed an application with the PUCT requesting a determination that approximately $250 million of system restoration costs associated with Hurricane Laura, Hurricane Delta, and Winter Storm Uri, including approximately $200 million in capital costs and approximately $50 million in non-capital costs, were reasonable and necessary to enable Entergy Texas to restore electric service to its customers and Entergy Texas’s electric utility infrastructure. The filing also included the projected balance of approximately $13 million of a regulatory asset containing previously approved system restoration costs related to Hurricane Harvey. In September 2021 the parties filed an unopposed settlement agreement, pursuant to which Entergy Texas removed from the amount to be securitized approximately $4.3 million that will instead be charged to its storm reserve, $5 million related to no particular issue, of which Entergy Texas would be permitted to seek recovery in a future proceeding, and approximately $300 thousand related to attestation costs. In December 2021 the PUCT issued an order approving the unopposed settlement and determining system restoration costs of $243 million related to Hurricane Laura, Hurricane Delta, and Winter Storm Uri and the $13 million projected remaining balance of the Hurricane Harvey system restoration costs were eligible for securitization. The order also determines that Entergy Texas can recover carrying costs on the system restoration costs related to Hurricane Laura, Hurricane Delta, and Winter Storm Uri.

In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of the system restoration costs that are the subject of the April 2021 application. In November 2021 the parties filed an unopposed settlement agreement supporting the issuance of a financing order consistent with Entergy Texas’s application and with minor adjustments to certain upfront and ongoing costs to be incurred to facilitate the issuance and serving of system restoration bonds. In January 2022 the PUCT issued a financing order consistent with the unopposed settlement.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
	(In Millions)
Cash and cash equivalents at beginning of period	$1,759	$426	$481

Net cash provided by (used in):
Operating activities	2,301	2,690	2,817
Investing activities	(6,179)	(4,772)	(4,510)
Financing activities	2,562	3,415	1,638
Net increase (decrease) in cash and cash equivalents	(1,316)	1,333	(55)

Cash and cash equivalents at end of period	$443	$1,759	$426

2021 Compared to 2020

Operating Activities

Net cash flow provided by operating activities decreased by $389 million in 2021 primarily due to:

•increased fuel costs, including those related to Winter Storm Uri. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery;
•an increase of approximately $220 million in storm spending in 2021. See Note 2 to the financial statements for discussion of recent storms;
•income tax payments of $98 million in 2021 compared to income tax refunds of $31 million in 2020. Entergy had net income tax payments in 2021 related to state income taxes and federal estimated taxes, offset by federal income tax refunds received associated with the completion of the 2014-2015 IRS audit. Entergy had income tax refunds in 2020 as a result of an overpayment on a prior year state income tax return;
•lower Entergy Wholesale Commodities revenues in 2021;
•an increase of $65 million in severance and retention payments in 2021 as compared to 2020. See Note 13 to the financial statements for a discussion of the severance and retention payments related to Entergy Wholesale Commodities. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of management’s strategy to exit the Entergy Wholesale Commodities merchant power business;
•a decrease of $55 million in proceeds received from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation; and
•an increase of $40 million in pension contributions in 2021 as compared to 2020. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by higher collections from Utility customers and a decrease in spending of $52 million on nuclear refueling outages in 2021 as compared to prior period.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased by $1,407 million in 2021 primarily due to:

•an increase of $1,278 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2021 and increased spending on the reliability and infrastructure of the distribution system, partially offset by lower spending in 2021 on advanced metering infrastructure;
•an increase of $366 million in transmission construction expenditures primarily due to higher capital expenditures for storm restoration in 2021;
•a decrease of $212 million in net receipts from storm reserve escrow accounts; and
•the purchase of the Hardin County Peaking Facility by Entergy Texas in June 2021 for approximately $37 million and the purchase of the Searcy Solar facility by the Entergy Arkansas tax equity partnership in December 2021 for approximately $132 million. See Note 14 to the financial statements for discussion of the Hardin County Peaking Facility and the Searcy Solar facility purchases.

The increase was partially offset by:

•the purchase of Washington Parish Energy Center by Entergy Louisiana in November 2020 for approximately $222 million. See Note 14 to the financial statements for further discussion of the Washington Parish Energy Center purchase;
•a decrease of $208 million in non-nuclear generation construction expenditures primarily due to higher spending in 2020 on the Montgomery County Power Station, Lake Charles Power Station, New Orleans Power Station, and New Orleans Solar Station projects, partially offset by a higher scope of work performed during outages in 2021 as compared to 2020;
•a decrease of $102 million in decommissioning trust fund investment activity;
•a decrease of $49 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle;
•a decrease of $26 million in information technology construction expenditures primarily due to decreased spending on various technology projects in 2021, including advanced metering infrastructure; and
•$25 million in plant upgrades for the Choctaw Generating Station in March 2020.

Financing Activities

Net cash flow provided by financing activities decreased by $854 million in 2021 primarily due to:

•long-term debt activity providing approximately $3,481 million of cash in 2021 compared to providing approximately $4,467 million in 2020;
•an increase of $107 million in net repayments of commercial paper in 2021 compared to 2020; and
•a decrease of $37 million in proceeds received from treasury stock issuances in 2021 due to a larger amount of previously repurchased Entergy Corporation common stock issued in 2020 to satisfy stock option exercises.

The decrease was partially offset by:

•net sales proceeds of $201 million from the issuance of common stock in 2021 under the at the market equity distribution program. See Note 7 to the financial statements for discussion of the equity distribution program;
•capital contributions of $51 million received in 2021 from the noncontrolling tax equity investor in AR Searcy Partnership, LLC and used by the partnership to acquire the Searcy Solar facility. See Note 14 to the financial statements for discussion of the Searcy Solar facility purchase; and

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•an increase of $50 million primarily due to higher prepaid deposits related to contributions-in-aid-of-construction generation interconnection agreements in 2021 as compared to 2020.

For the details of Entergy’s commercial paper program, see Note 4 to the financial statements. See Note 5 to the financial statements for details of long-term debt.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow Activity” in Item 7 of Entergy’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021 for discussion of operating, investing, and financing cash flow activities for 2020 compared to 2019.

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

Company	Authorized Return on Common Equity

Entergy Arkansas	9.15% - 10.15%
Entergy Louisiana	9.0% - 10.0% Electric; 9.3% - 10.3% Gas
Entergy Mississippi	9.03% - 11.08%
Entergy New Orleans	8.85% - 9.85%
Entergy Texas	9.65%

The Utility operating companies’ base rate, fuel and purchased power cost recovery, and storm cost recovery proceedings are discussed in Note 2 to the financial statements.

Federal Regulation

The FERC regulates wholesale sales of electricity rates and interstate transmission of electricity, including rates for System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. The current return on equity and capital structure of System Energy are currently the subject of complaints filed by certain of the operating companies’ retail regulators. The current return on equity under the Unit Power Sales Agreement is 10.94%. Prior to each operating company’s termination of participation in the System Agreement (Entergy Arkansas in December 2013, Entergy Mississippi in November 2015, and Entergy Louisiana, Entergy New Orleans, and Entergy Texas, each in August 2016), the Utility operating companies engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which was a rate schedule approved by the FERC. Certain of the Utility operating companies’ retail regulators are pursuing litigation involving the System Agreement at the FERC and in federal courts. See Note 2 to the financial statements for discussion of the complaints filed with the FERC challenging System Energy’s return on equity and capital structure, System Energy’s treatment of uncertain tax positions and the Grand Gulf sale leaseback arrangement, rates charged under the Unit Power Sales Agreement, and the prudence of Grand Gulf’s operations and 2012 extended power uprate.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of management’s strategy to shut down and sell all remaining plants in the Entergy Wholesale Commodities merchant nuclear fleet.  As of December 31, 2021, Palisades is the only remaining operating plant in the Entergy Wholesale Commodities merchant nuclear fleet. Almost all of the Palisades output is sold under a power purchase agreement that is scheduled to expire in 2022. Planned generation currently under contract from the Palisades plant is 99% for 2022, all of which is sold under normal purchase/normal sale contracts.  Total planned generation for 2022 is 2.8 TWh.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities Portfolio

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At December 31, 2021, based on power prices at that time, Entergy had liquidity exposure of $29 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $8 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2021, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements. As of December 31, 2021, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by an insignificant amount for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of December 31, 2021, substantially all of the credit exposure associated with the planned energy output under contract for the Palisades plant through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

Entergy’s Utility and Entergy Wholesale Commodities businesses include the ownership and operation of nuclear generating plants and are, therefore, subject to the risks related to such ownership and operation. These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, including the financial requirements to address emerging issues like stress corrosion cracking of certain materials within the plant systems to position Entergy’s nuclear fleet to meet its operational goals; the performance and capacity factors of these nuclear plants; the risk of an adverse outcome to an expected challenge to the prudence of operations at Grand Gulf; the implementation of plans to exit the Entergy Wholesale Commodities merchant nuclear power business in 2022; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license amendments, and decommissioning; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts and types of insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, and “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. All of the nuclear generating plants owned and operated by Entergy’s Utility and Entergy Wholesale Commodities businesses are currently in Column 1.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
In March 2021 the NRC placed Grand Gulf in Column 3 based on the incidence of five unplanned plant scrams during calendar year 2020, some of which were related to upgrades made to the plant’s turbine control system during the spring 2020 refueling outage. The NRC conducted a supplemental inspection of Grand Gulf in accordance with its inspection procedures for nuclear plants in Column 3 and, in October 2021, notified Entergy that all inspection objectives were met. The NRC issued its report in November 2021 and Grand Gulf was returned to Column 1.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Impairment of Long-lived Assets

Entergy has significant investments in long-lived assets in both of its operating segments, and Entergy evaluates these assets against the market economics and under the accounting rules for impairment when there are indications that the carrying amount of an asset or asset group may not be recoverable. This evaluation involves a significant degree of estimation and uncertainty. In the Entergy Wholesale Commodities business, Entergy’s

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
investments in merchant generation assets are subject to impairment if adverse market or regulatory conditions arise, particularly if it leads to a decision or an expectation that Entergy will operate or own a plant for a shorter period than previously expected; if there is a significant adverse change in the physical condition of a plant; or, if capital investment in a plant significantly exceeds previously-expected amounts.

If an asset is considered held for use, and Entergy concludes that events and circumstances are present indicating that an impairment analysis should be performed under the accounting standards, the sum of the expected undiscounted future cash flows from the asset are compared to the asset’s carrying value. The carrying value of the asset includes any capitalized asset retirement cost associated with the decommissioning liability; therefore, changes in assumptions that affect the decommissioning liability can increase or decrease the carrying value of the asset subject to impairment for those assets for which a decommissioning liability is recorded. If the expected undiscounted future cash flows exceed the carrying value, no impairment is recorded. If the expected undiscounted future cash flows are less than the carrying value and the carrying value exceeds the fair value, Entergy is required to record an impairment charge to write the asset down to its fair value. If an asset is considered held for sale, an impairment is required to be recognized if the fair value (less costs to sell) of the asset is less than its carrying value.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

As a result of System Energy being allowed to include part of its decommissioning liability in cost of goods sold, System Energy and Entergy recorded a deferred tax liability of $26 million in 2020. System Energy also recorded federal and state taxes payable of $402 million in 2020; on a consolidated basis, however, Entergy utilized tax loss carryovers to offset the federal taxable income adjustment and accordingly did not record federal taxes payable as a result of the outcome of this uncertain tax position. The state taxes due were paid in 2021.

As a result of Entergy Louisiana being allowed to include part of its decommissioning liability in cost of goods sold, Entergy Louisiana and Entergy recorded a deferred tax liability of $60 million in 2020. Both Entergy Louisiana and Entergy utilized tax loss carryovers to offset the taxable income adjustment and accordingly did not record taxes payable as a result of the outcome of this uncertain tax position.

The partial disallowance of the uncertain tax position to include the decommissioning liability in cost of goods sold resulted in a $1.5 billion decrease in the balance of unrecognized tax benefits related to federal and state taxes for Entergy which were recorded in 2020. Additionally, both System Energy and Entergy Louisiana, in 2020, recorded a reduction to their balances of unrecognized tax benefits for federal and state taxes of $461 million and $1.1 billion, respectively.

See Note 3 to the financial statements for discussion of the effects of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans, including cash balance plans and final average pay plans. Generally, plan participation is determined based on the employee’s most recent date of hire and collective bargaining agreement where applicable. Additionally, Entergy currently provides other postretirement health care and life insurance benefits for substantially all full-time employees whose most recent date of hire or rehire is before July 1, 2014 and who reach retirement age and meet certain eligibility requirements while still working for Entergy.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
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

In 2017, Entergy confirmed its liability-driven investment strategy for its pension assets, which recommended that the target asset allocation adjust dynamically over time, based on the funded status of the plan, to an ultimate allocation of 35% equity securities and 65% fixed income securities. The ultimate asset allocation is expected to be attained when the plan is 100% funded. The target pension asset allocation for 2021 was 58% equity and 42% fixed income securities. In 2022, Entergy expects to adjust its asset allocation strategy for pension assets, which will target an overall shift to less fixed income securities and more equity securities.

In 2017, Entergy implemented a new asset allocation strategy for its non-taxable and taxable other postretirement assets, based on the funded status of each sub-account within each trust. The new strategy no longer focuses on targeting an overall asset allocation for each trust, but rather a target asset allocation for each sub-account within each trust that adjusts dynamically based on the funded status. The 2021 weighted average target postretirement asset allocation is 42% equity and 58% fixed income securities. See Note 11 to the financial statements for discussion of the current asset allocations for Entergy’s pension and other postretirement assets.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Sensitivities

The estimated 2022 and actual 2021 qualified pension and other postretirement costs and related underlying assumptions and sensitivities are shown below:

Costs	Estimated 2022	2021
	(In millions)
Qualified pension cost	$183	$471.8 (a)
Other postretirement income	($12.6)	($25.9)

Assumptions	2022	2021
Discount rates
Qualified pension
Service cost	3.07%	2.81%
Interest cost	2.49%	2.08%

Other postretirement
Service cost	3.20%	2.98%
Interest cost	2.31%	1.86%

Expected long-term rates of return
Qualified pension assets	6.75%	6.75%
Other postretirement - non-taxable assets	5.75% - 6.75%	6.00% - 6.75%
Other postretirement - taxable assets - after tax rate	4.75%	5.00%

Weighted-average rate of increase in future compensation	3.98% - 4.40%	3.98% - 4.40%

Assumed health care cost trend rates
Pre-65 retirees	5.65%	5.87%
Post-65 retirees	5.90%	6.31%
Ultimate rate	4.75%	4.75%
Year ultimate rate is reached and beyond
Pre-65 retirees	2032	2030
Post-65 retirees	2032	2028

(a)    In 2021 qualified pension cost included settlement costs of $205.9 million.

Actual asset returns have an effect on Entergy’s qualified pension and other postretirement costs. In 2021, Entergy’s actual annual return on qualified pension assets was approximately 11% and for other postretirement assets was approximately 8%, as compared with the 2021 expected long-term rates of return discussed above.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis
The following chart reflects the sensitivity of qualified pension cost and qualified pension projected benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2022 Qualified Pension Cost	Impact on 2021 Qualified Projected Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$13	$236
Rate of return on plan assets	(0.25%)	$15	$—
Rate of increase in compensation	0.25%	$9	$41

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2022 Postretirement Benefit Cost	Impact on 2021 Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$2	$37
Health care cost trend	0.25%	$2	$25

Each fluctuation above assumes that the other components of the calculation are held constant.

Accounting Mechanisms

In accordance with pension accounting standards, Entergy utilizes a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees or the average remaining life expectancy of plan participants if almost all are inactive, as is the case for certain qualified pension plans in which some companies within the Entergy Wholesale Commodities segment participate. Additionally, accounting standards allow for the deferral of prior service costs/credits arising from plan amendments that attribute an increase or decrease in benefits to employee service in prior periods. Prior service costs/credits are then amortized into expense over the average future working life of active employees. Certain decisions, including workforce reductions, plan amendments, and plant shutdowns may significantly reduce the expense amortization period and result in immediate recognition of certain previously-deferred costs and gains/losses in the form of curtailment gains or losses. Similarly, payments made to settle benefit obligations, including lump sum benefit payments, can also result in accelerated recognition in the form of settlement losses or gains.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Employer Contributions

Entergy contributed $356 million to its qualified pension plans in 2021. Entergy estimates pension contributions will be approximately $200 million in 2022; although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022.

Minimum required funding calculations as determined under Pension Protection Act guidance, as amended by the American Rescue Plan Act of 2021, are performed annually as of January 1 of each year and are based on measurements of the assets and funding liabilities as measured at that date. Any excess of the funding liability over the calculated fair market value of assets results in a funding shortfall that must be funded over a fifteen-year rolling period. The Pension Protection Act also imposes certain plan limitations if the funded percentage, which is based on calculated fair market values of assets divided by funding liabilities, does not meet certain thresholds. For funding purposes, asset gains and losses are smoothed in to the calculated fair market value of assets. The funding liability is based upon a weighted average 24-month corporate bond rate published by the U.S. Treasury which is generally subject to a corridor of the 25-year average of prior segment rates. Periodic changes in asset returns and interest rates can affect funding shortfalls and future cash contributions.

Entergy contributed $32.8 million to its postretirement plans in 2021 and plans to contribute $42.8 million in 2022.

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

Entergy Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy Corporation’s internal control over financial reporting as of December 31, 2021.

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

Based on management’s assessment of internal controls using the 2013 COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2021. Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy’s and each of the Registrant Subsidiaries’ financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

LEO P. DENAULT Chairman of the Board and Chief Executive Officer of Entergy Corporation	ANDREW S. MARSH
Executive Vice President and Chief Financial Officer of Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.
LAURA R. LANDREAUX Chair of the Board, President, and Chief Executive Officer of Entergy Arkansas, LLC	PHILLIP R. MAY, JR. Chairman of the Board, President, and Chief Executive Officer of Entergy Louisiana, LLC
HALEY R. FISACKERLY Chairman of the Board, President, and Chief Executive Officer of Entergy Mississippi, LLC	DEANNA D. RODRIGUEZ Chair of the Board, President, and Chief Executive Officer of Entergy New Orleans, LLC
ELIECER VIAMONTES Chairman of the Board, President, and Chief Executive Officer of Entergy Texas, Inc.	RODERICK K. WEST Chairman of the Board, President, and Chief Executive Officer of System Energy Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the (1) likelihood of recovery in future rates of incurred costs, including major storm restoration costs, (2) likelihood of refunds to customers, and (3) ongoing complaints filed with the FERC against System Energy Resources, Inc. (“SERI”). Auditing management’s judgments regarding the outcome of future decisions by the Commissions and the FERC involved especially subjective judgment and specialized knowledge of accounting for rate regulation and the rate-setting process.

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

•For regulatory matters in process, we inspected the Corporation’s filings with the Commissions and the FERC, including the annual formula rate plan filings, base rate case filings, major storm restoration cost filings and open complaints filed with the FERC against SERI, including the Return on Equity, Capital Structure, Grand Gulf Sale-Leaseback Renewal, Unit Power Sales Agreement and Prudence complaints, and considered the filings with the Commissions and the FERC by intervenors that may impact the Corporation’s future rates, for any evidence that might contradict management’s assertions.

•We obtained an analysis from management and support from the Corporation’s internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order, including major storm restoration costs incurred and the complaints filed with the FERC against SERI, to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

Uncertain Tax Positions—Entergy Wholesale Commodities—Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Corporation accounts for uncertain income tax positions under a two-step approach with a more likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. The Corporation has uncertain tax positions which require management to make significant judgments and assumptions to determine whether available information supports the assertion that the recognition threshold is met, particularly related to the technical merits and facts and circumstances of each position, as well as the probability of different potential outcomes. These uncertain tax positions could be significantly affected by events such as additional transactions contemplated or consummated by the Corporation as well as audits by taxing authorities of the tax positions. The net unrecognized tax benefit of $712 million at December 31, 2021, includes uncertain tax positions related to Entergy Wholesale Commodities.

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

•With the assistance of our income tax specialists, we tested the technical merits of the uncertain tax positions and management’s key estimates and judgments made by:

•Assessing the technical merits of the uncertain tax positions by comparing to similar cases filed with the Internal Revenue Service.

•Evaluating the reasonableness and consistency of the probabilities applied to the uncertain tax position by comparing to probabilities used on similar uncertain tax positions.

•Considering the impact of changes or settlements in the tax environment on management’s methods and assumptions used to estimate the uncertain tax positions.

Nuclear Decommissioning Costs—Entergy Wholesale Commodities—Refer to Note 9 to the financial statements

Critical Audit Matter Description

The Corporation owns nuclear generation facilities in the Entergy Wholesale Commodities operating segment where regulation requires the Corporation to decommission its nuclear power plants after each facility is taken out of service. The Corporation periodically conducts decommissioning cost studies, which requires management to make significant judgments and assumptions, specifically related to future dismantlement, site restoration, spent fuel management, and license termination costs. The liability for Entergy Wholesale Commodities nuclear decommissioning was $682 million at December 31, 2021.

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
February 25, 2022

We have served as the Corporation’s auditor since 2001.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$10,873,995	$9,046,643	$9,429,978
Natural gas	170,610	124,008	153,954
Competitive businesses	698,291	942,985	1,294,741
TOTAL	11,742,896	10,113,636	10,878,673

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	2,458,096	1,564,371	2,029,638
Purchased power	1,271,677	904,268	1,192,860
Nuclear refueling outage expenses	172,636	184,157	204,927
Other operation and maintenance	2,968,621	3,002,626	3,272,381
Asset write-offs, impairments, and related charges	263,625	26,623	290,027
Decommissioning	306,411	381,861	400,802
Taxes other than income taxes	660,290	652,840	643,745
Depreciation and amortization	1,684,286	1,613,086	1,480,016
Other regulatory charges (credits) - net	111,628	14,609	(26,220)
TOTAL	9,897,270	8,344,441	9,488,176

OPERATING INCOME	1,845,626	1,769,195	1,390,497

OTHER INCOME
Allowance for equity funds used during construction	70,473	119,430	144,974
Interest and investment income	430,466	392,818	547,912
Miscellaneous - net	(201,778)	(210,633)	(252,539)
TOTAL	299,161	301,615	440,347

INTEREST EXPENSE
Interest expense	863,712	837,981	807,382
Allowance for borrowed funds used during construction	(29,018)	(52,318)	(64,957)
TOTAL	834,694	785,663	742,425

INCOME BEFORE INCOME TAXES	1,310,093	1,285,147	1,088,419

Income taxes	191,374	(121,506)	(169,825)

CONSOLIDATED NET INCOME	1,118,719	1,406,653	1,258,244

Preferred dividend requirements of subsidiaries and noncontrolling interest	227	18,319	17,018

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$1,118,492	$1,388,334	$1,241,226

Earnings per average common share:
Basic	$5.57	$6.94	$6.36
Diluted	$5.54	$6.90	$6.30

Basic average number of common shares outstanding	200,941,511	200,106,945	195,195,858
Diluted average number of common shares outstanding	201,873,024	201,102,220	196,999,284

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)

Net Income	$1,118,719	$1,406,653	$1,258,244

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of ($7,935), ($14,776), and $28,516)	(29,754)	(55,487)	115,026
Pension and other postretirement liabilities
(net of tax expense (benefit) of $55,161, $5,600, and ($6,539))	195,929	22,496	(25,150)
Net unrealized investment gain (loss)
(net of tax expense (benefit) of ($28,435), $17,586, and $14,023)	(49,496)	30,704	27,183
Other comprehensive income (loss)	116,679	(2,287)	117,059

Comprehensive Income	1,235,398	1,404,366	1,375,303
Preferred dividend requirements of subsidiaries and noncontrolling interest	227	18,319	17,018
Comprehensive Income Attributable to Entergy Corporation	$1,235,171	$1,386,047	$1,358,285

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$1,118,719	$1,406,653	$1,258,244
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	2,242,944	2,257,750	2,182,313
Deferred income taxes, investment tax credits, and non-current taxes accrued	248,719	(131,114)	193,950
Asset write-offs, impairments, and related charges	263,599	26,379	226,678
Changes in working capital:
Receivables	(84,629)	(139,296)	(101,227)
Fuel inventory	18,359	(27,458)	(28,173)
Accounts payable	269,797	137,457	(71,898)
Taxes accrued	(21,183)	207,556	(20,784)
Interest accrued	(10,640)	7,662	937
Deferred fuel costs	(466,050)	(49,484)	172,146
Other working capital accounts	(53,883)	(143,451)	(3,108)
Changes in provisions for estimated losses	(85,713)	(291,193)	19,914
Changes in other regulatory assets	(536,707)	(784,494)	(545,559)
Changes in other regulatory liabilities	43,631	238,669	(14,781)
Changes in pension and other postretirement liabilities	(897,167)	50,379	187,124
Other	250,917	(76,149)	(639,149)
Net cash flow provided by operating activities	2,300,713	2,689,866	2,816,627

INVESTING ACTIVITIES
Construction/capital expenditures	(6,087,296)	(4,694,076)	(4,197,667)
Allowance for equity funds used during construction	70,473	119,430	144,862
Nuclear fuel purchases	(166,512)	(215,664)	(128,366)
Payment for purchase of plant or assets	(168,304)	(247,121)	(305,472)
Net proceeds from sale of assets	17,421	—	28,932
Insurance proceeds received for property damages	—	—	7,040
Changes in securitization account	13,669	5,099	3,298
Payments to storm reserve escrow account	(25)	(2,273)	(8,038)
Receipts from storm reserve escrow account	83,105	297,588	—
Decrease (increase) in other investments	2,343	(12,755)	30,319
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	49,236	72,711	2,369
Proceeds from nuclear decommissioning trust fund sales	5,553,629	3,107,812	4,121,351
Investment in nuclear decommissioning trust funds	(5,547,015)	(3,203,057)	(4,208,870)
Net cash flow used in investing activities	(6,179,276)	(4,772,306)	(4,510,242)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	$8,308,427	$12,619,201	$9,304,396
Preferred stock of subsidiary	—	—	33,188
Treasury stock	5,977	42,600	93,862
Common stock	200,776	—	607,650
Retirement of long-term debt	(4,827,827)	(8,152,378)	(7,619,380)
Repurchase / redemptions of preferred stock	—	—	(50,000)
Changes in credit borrowings and commercial paper - net	(426,312)	(319,238)	4,389
Capital contributions from noncontrolling interest	51,202	—	—
Other	43,221	(7,524)	(7,732)
Dividends paid:
Common stock	(775,122)	(748,342)	(711,573)
Preferred stock	(18,319)	(18,502)	(16,438)
Net cash flow provided by financing activities	2,562,023	3,415,817	1,638,362

Net increase (decrease) in cash and cash equivalents	(1,316,540)	1,333,377	(55,253)

Cash and cash equivalents at beginning of period	1,759,099	425,722	480,975

Cash and cash equivalents at end of period	$442,559	$1,759,099	$425,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$843,228	$803,923	$778,209
Income taxes	$98,377	($31,228)	($40,435)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2021	2020
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$44,944	$128,851
Temporary cash investments	397,615	1,630,248
Total cash and cash equivalents	442,559	1,759,099
Accounts receivable:
Customer	786,866	833,478
Allowance for doubtful accounts	(68,608)	(117,794)
Other	231,843	135,208
Accrued unbilled revenues	420,255	434,835
Total accounts receivable	1,370,356	1,285,727
Deferred fuel costs	324,394	4,380
Fuel inventory - at average cost	154,575	172,934
Materials and supplies - at average cost	1,041,515	962,185
Deferred nuclear refueling outage costs	133,422	179,150
Prepayments and other	156,774	196,424
TOTAL	3,623,595	4,559,899

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	5,514,016	7,253,215
Non-utility property - at cost (less accumulated depreciation)	357,576	343,328
Other	159,455	214,222
TOTAL	6,031,047	7,810,765

PROPERTY, PLANT, AND EQUIPMENT
Electric	64,263,250	59,696,443
Natural gas	658,989	610,768
Construction work in progress	1,511,966	2,012,030
Nuclear fuel	577,006	601,281
TOTAL PROPERTY, PLANT, AND EQUIPMENT	67,011,211	62,920,522
Less - accumulated depreciation and amortization	24,767,051	24,067,745
PROPERTY, PLANT, AND EQUIPMENT - NET	42,244,160	38,852,777

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $49,579 as of December 31, 2021 and $119,238 as of December 31, 2020)	6,613,256	6,076,549
Deferred fuel costs	240,953	240,422
Goodwill	377,172	377,172
Accumulated deferred income taxes	54,186	76,289
Other	269,873	245,339
TOTAL	7,555,440	7,015,771

TOTAL ASSETS	$59,454,242	$58,239,212

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2021	2020
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$1,039,329	$1,164,015
Notes payable and commercial paper	1,201,177	1,627,489
Accounts payable	2,610,132	2,739,437
Customer deposits	395,184	401,512
Taxes accrued	419,828	441,011
Interest accrued	191,151	201,791
Deferred fuel costs	7,607	153,113
Pension and other postretirement liabilities	68,336	61,815
Current portion of unprotected excess accumulated deferred income taxes	53,385	63,683
Other	204,613	206,640
TOTAL	6,190,742	7,060,506

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,706,797	4,361,772
Accumulated deferred investment tax credits	211,975	212,494
Regulatory liability for income taxes-net	1,255,692	1,521,757
Other regulatory liabilities	2,643,845	2,323,851
Decommissioning and asset retirement cost liabilities	4,757,084	6,469,452
Accumulated provisions	157,122	242,835
Pension and other postretirement liabilities	1,949,325	2,853,013
Long-term debt (includes securitization bonds of $83,639 as of December 31, 2021 and $174,635 as of December 31, 2020)	24,841,572	21,205,761
Other	815,284	807,219
TOTAL	41,338,696	39,998,154

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2021 and 0 shares in 2020; issued shares in 2021 and 2020 - none	—	—
Common stock, $0.01 par value, authorized 499,000,000 shares in 2021 and 500,000,000 shares in 2020; issued 271,965,510 shares in 2021 and 270,035,180 shares in 2020	2,720	2,700
Paid-in capital	6,766,239	6,549,923
Retained earnings	10,240,552	9,897,182
Accumulated other comprehensive loss	(332,528)	(449,207)
Less - treasury stock, at cost (69,312,326 shares in 2021 and 69,790,346 shares in 2020)	5,039,699	5,074,456
Total common shareholders' equity	11,637,284	10,926,142
Subsidiaries’ preferred stock without sinking fund and noncontrolling interest	68,110	35,000
TOTAL	11,705,394	10,961,142

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,454,242	$58,239,212

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2021, 2020, and 2019

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interest	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2018	$—	$2,616	($5,273,719)	$5,951,431	$8,721,150	($557,173)	$8,844,305
Implementation of accounting standards					6,806	(6,806)	—
Balance at January 1, 2019	$—	$2,616	($5,273,719)	$5,951,431	$8,727,956	($563,979)	$8,844,305
Consolidated net income (a)	17,018	—	—	—	1,241,226	—	1,258,244
Other comprehensive income	—	—	—	—	—	117,059	117,059
Settlement of equity forwards through common stock issuance	—	84	—	607,566	—	—	607,650
Common stock issuance costs	—	—	—	(7)	—	—	(7)
Common stock issuances related to stock plans	—	—	119,569	5,446	—	—	125,015
Common stock dividends declared	—	—	—	—	(711,573)	—	(711,573)
Subsidiaries' capital stock redemptions	35,000	—	—	—	—	—	35,000
Preferred dividend requirements of subsidiaries (a)	(17,018)	—	—	—	—	—	(17,018)
Balance at December 31, 2019	$35,000	$2,700	($5,154,150)	$6,564,436	$9,257,609	($446,920)	$10,258,675
Implementation of accounting standards	—	—	—	—	(419)	—	(419)
Balance at January 1, 2020	$35,000	$2,700	($5,154,150)	$6,564,436	$9,257,190	($446,920)	$10,258,256
Consolidated net income (a)	18,319	—	—	—	1,388,334	—	1,406,653
Other comprehensive loss	—	—	—	—	—	(2,287)	(2,287)
Common stock issuances related to stock plans	—	—	79,694	(14,513)	—	—	65,181
Common stock dividends declared	—	—	—	—	(748,342)	—	(748,342)
Preferred dividend requirements of subsidiaries (a)	(18,319)	—	—	—	—	—	(18,319)
Balance at December 31, 2020	$35,000	$2,700	($5,074,456)	$6,549,923	$9,897,182	($449,207)	$10,961,142
Consolidated net income (a)	227	—	—	—	1,118,492	—	1,118,719
Other comprehensive income	—	—	—	—	—	116,679	116,679
Common stock issuances and sales under the at the market equity distribution program	—	20	—	204,194	—	—	204,214
Common stock issuance costs	—	—	—	(3,438)	—	—	(3,438)
Common stock issuances related to stock plans	—	—	34,757	15,560	—	—	50,317
Common stock dividends declared	—	—	—	—	(775,122)	—	(775,122)
Capital contributions from noncontrolling interest	51,202	—	—	—	—	—	51,202
Preferred dividend requirements of subsidiaries (a)	(18,319)	—	—	—	—	—	(18,319)
Balance at December 31, 2021	$68,110	$2,720	($5,039,699)	$6,766,239	$10,240,552	($332,528)	$11,705,394

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries include $16 million for 2021, 2020, and 2019 of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Net property, plant, and equipment for Entergy (including property under lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2021 and 2020, is shown below:

2021	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$7,632	$7,624	$8	$—
Other	7,158	7,105	53	—
Transmission	9,578	9,577	1	—
Distribution	12,877	12,877	—	—
Other	2,910	2,905	—	5
Construction work in progress	1,512	1,511	1	—
Nuclear fuel	577	563	14	—
Property, plant, and equipment - net	$42,244	$42,162	$77	$5

2020	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$7,526	$7,493	$33	$—
Other	6,346	6,270	76	—
Transmission	8,758	8,758	—	—
Distribution	10,805	10,805	—	—
Other	2,804	2,792	5	7
Construction work in progress	2,012	2,008	4	—
Nuclear fuel	601	548	53	—
Property, plant, and equipment - net	$38,853	$38,674	$171	$7

Depreciation rates on average depreciable property for Entergy approximated 2.7% in 2021, 2.8% in 2020, and 2.8% in 2019.  Included in these rates are the depreciation rates on average depreciable Utility property of 2.7% in 2021, 2.7% in 2020, and 2.6% in 2019, and the depreciation rates on average depreciable Entergy Wholesale Commodities property of 7.5% in 2021, 12.7% in 2020, and 18.3% in 2019. The depreciation rates for Entergy Wholesale Commodities reflect the significantly reduced remaining estimated operating lives associated with management’s strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet. The decreases in the depreciation rates in 2021 and 2020 for Entergy Wholesale Commodities are due to the shutdown of Indian Point 3 in April 2021 and the shutdown of Indian Point 2 in April 2020.

Entergy amortizes nuclear fuel using a units-of-production method.  Nuclear fuel amortization is included in fuel expense in the income statements. Because the values of their long-lived assets were impaired, and their remaining estimated operating lives significantly reduced, the Entergy Wholesale Commodities nuclear plants, except for Palisades, charged nuclear fuel costs directly to expense when incurred because their undiscounted cash flows were insufficient to recover the carrying amount of these capital additions.

Non-utility property - at cost (less accumulated depreciation) for Entergy is reported net of accumulated depreciation of $200 million as of December 31, 2021 and $191 million as of December 31, 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Construction expenditures included in accounts payable is $723 million as of December 31, 2021 and $745 million as of December 31, 2020.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under lease and associated accumulated amortization) by company and functional category, as of December 31, 2021 and 2020, is shown below:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,775	$3,941	$—	$—	$—	$1,908
Other	931	3,631	882	411	1,250	—
Transmission	2,065	4,237	1,383	114	1,743	35
Distribution	2,801	5,629	1,879	702	1,866	—
Other	534	1,042	342	349	273	24
Construction work in progress	241	848	95	22	184	98
Nuclear fuel	182	209	—	—	—	171
Property, plant, and equipment - net	$8,529	$19,537	$4,581	$1,598	$5,316	$2,236

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,622	$3,980	$—	$—	$—	$1,891
Other	803	3,660	868	416	523	—
Transmission	2,053	3,756	1,235	111	1,566	37
Distribution	2,666	4,130	1,651	576	1,782	—
Other	506	984	325	326	273	26
Construction work in progress	234	667	135	12	880	60
Nuclear fuel	163	210	—	—	—	175
Property, plant, and equipment - net	$8,047	$17,388	$4,214	$1,441	$5,023	$2,189

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
2021	2.7%	2.4%	3.6%	3.2%	3.2%	1.9%
2020	2.6%	2.4%	3.5%	3.1%	3.1%	2.1%
2019	2.5%	2.4%	3.2%	3.2%	3.0%	2.1%

Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $188.5 million as of December 31, 2021 and $179.8 million as of December 31, 2020. Non-utility property - at cost (less accumulated depreciation) for Entergy Mississippi is reported net of accumulated depreciation of $0.5 million as of December 31, 2021 and $0.5 million as of December 31, 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2021, construction expenditures included in accounts payable are $35.6 million for Entergy Arkansas, $507.9 million for Entergy Louisiana, $26.5 million for Entergy Mississippi, $73.1 million for Entergy Texas, and $23.4 million for System Energy. As of December 31, 2020, construction expenditures included in accounts payable are $59.7 million for Entergy Arkansas, $460.5 million for Entergy Louisiana, $31.4 million for Entergy Mississippi, $9.2 million for Entergy New Orleans, $116.8 million for Entergy Texas, and $17.7 million for System Energy.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties. All parties are required to provide their own financing.  The investments, fuel expenses, and other operation and maintenance expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2021, the subsidiaries’ investment and accumulated depreciation in each of these generating stations were as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Generating Stations		Fuel Type	Total Megawatt Capability (a)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	822	31.50%	$143	$106
Independence	Common Facilities	Coal		15.75%	$43	$31
White Bluff	Units 1 and 2	Coal	1,639	57.00%	$587	$390
Ouachita (b)	Common Facilities	Gas		66.67%	$173	$156
Union (c)	Common Facilities	Gas		25.00%	$29	$9
Entergy Louisiana -
Roy S. Nelson	Unit 6	Coal	521	40.25%	$294	$212
Roy S. Nelson	Unit 6 Common Facilities	Coal		19.57%	$21	$10
Big Cajun 2	Unit 3	Coal	540	24.15%	$151	$131
Big Cajun 2	Unit 3 Common Facilities	Coal		8.05%	$5	$3
Ouachita (b)	Common Facilities	Gas		33.33%	$91	$78
Acadia	Common Facilities	Gas		50.00%	$21	$2
Union (c)	Common Facilities	Gas		50.00%	$59	$10
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,246	25.00%	$286	$179
Entergy New Orleans -
Union (c)	Common Facilities	Gas		25.00%	$29	$8
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	521	29.75%	$208	$120
Roy S. Nelson	Unit 6 Common Facilities	Coal		14.47%	$7	$3
Big Cajun 2	Unit 3	Coal	540	17.85%	$113	$84
Big Cajun 2	Unit 3 Common Facilities	Coal		5.95%	$4	$1
Montgomery County	Unit 1	Gas	909	92.44%	$728	$18
System Energy -
Grand Gulf (d)	Unit 1	Nuclear	1,404	90.00%	$5,363	$3,317
Entergy Wholesale Commodities:
Independence	Unit 2	Coal	424	14.37%	$76	$55
Independence	Common Facilities	Coal		7.18%	$20	$14
Roy S. Nelson	Unit 6	Coal	521	10.90%	$118	$69
Roy S. Nelson	Unit 6 Common Facilities	Coal		5.30%	$3	$1
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

Nuclear Refueling Outage Costs

Nuclear refueling outage costs are deferred during the outage and amortized over the estimated period to the next outage because these refueling outage expenses are incurred to prepare the units to operate for the next operating cycle without having to be taken off line. Because the values of their long-lived assets were impaired, and their remaining estimated operating lives significantly reduced, the Entergy Wholesale Commodities nuclear plants, except for Palisades, charged nuclear refueling outage costs directly to expense when incurred because their undiscounted cash flows were insufficient to recover the carrying amount of these costs.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculation included on the consolidated statements of operations:

	For the Years Ended December 31,
	2021		2020		2019
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Net income attributable to Entergy Corporation	$1,118.5		$1,388.3		$1,241.2
Basic shares and earnings per average common share	200.9	$5.57	200.1	$6.94	195.2	$6.36
Average dilutive effect of:
Stock options	0.4	(0.01)	0.5	(0.02)	0.6	(0.02)
Other equity plans	0.6	(0.02)	0.5	(0.02)	0.8	(0.03)
Equity forwards	—	—	—	—	0.4	(0.01)
Diluted shares and earnings per average common shares	201.9	$5.54	201.1	$6.90	197.0	$6.30

The calculation of diluted earnings per share excluded 1,013,320 options outstanding at December 31, 2021, 523,999 options outstanding at December 31, 2020, and 173,290 options outstanding at December 31, 2019 because they were antidilutive. In addition, as discussed further in Note 7 to the financial statements, at December 31, 2021, 1,158,917 shares under then outstanding forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Securitization Recovery Trust Accounts

The funds that Entergy New Orleans and Entergy Texas hold in their securitization recovery trust accounts are not classified as cash and cash equivalents or restricted cash and cash equivalents because of their nature, uses, and restrictions. These funds are classified as part of other current assets and other investments, depending on the timeframe within which the Registrant Subsidiary expects to use the funds.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Partnership with Disproportionate Allocation of Earnings and Losses in Relation to an Investor’s Ownership Interest

Entergy Arkansas, as managing member, controls a tax equity partnership with a third party tax equity investor and consolidates the partnership for financial reporting purposes. The limited liability company agreement with the tax equity investor stipulates a disproportionate allocation of tax attributes, earnings, and cash flows between Entergy Arkansas and the tax equity investor with the tax equity investor being allocated a significant portion of the tax attributes, earnings, and cash flows until it receives its target return, at which point the earnings and cash flows will primarily be allocated to Entergy Arkansas. Entergy Arkansas has the option to purchase, at a future date specified in the partnership agreement, the tax equity investor’s interests at the then-current fair market value, plus an amount that results in the tax equity investor reaching its target return, if needed.

Because of this disproportionate allocation, Entergy Arkansas accounts for its earnings in the partnership using the HLBV method of accounting. Under the HLBV method, the amounts of income and loss attributable to both Entergy Arkansas and the tax equity investor reflect changes in the amount each would hypothetically receive at the balance sheet date under the respective liquidation provisions of the limited liability company agreement, assuming the net assets of the partnership were liquidated at book value, after consideration of contributions and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

distributions, between Entergy Arkansas and the tax equity investor. Once the tax equity investor reaches its target return in the hypothetical liquidation, the remaining proceeds are primarily allocated to Entergy Arkansas. This allocation may result in fluctuations of income on a periodic basis that differ significantly from what would otherwise be recognized if the earnings were allocated under the relative ownership percentages between Entergy Arkansas and the tax equity investor. Entergy Arkansas has determined these differences are primarily due to timing, and the APSC has approved that, for purposes of ratemaking, Entergy Arkansas reflect its interest in the partnership using its relative ownership percentage and disregard the effects of the HLBV method of accounting. Because of this, Entergy Arkansas recorded a regulatory liability of $18.1 million in 2021 for the difference between the earnings allocated to it under the HLBV method of accounting and the earnings that would have been allocated to it under its respective ownership percentage in the partnership.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

income.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.  See Note 15 to the financial statements for further discussion of fair value.

Impairment of Long-lived Assets

Entergy periodically reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain.  Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from such operations and assets.  Projected net cash flows depend on the expected operating life of the assets, the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy and capacity over the remaining life of the assets. Because the values of the long-lived assets were impaired, and the remaining estimated operating lives significantly reduced, the Entergy Wholesale Commodities nuclear plants, except for Palisades, were charging additional expenditures for capital assets directly to expense when incurred.  See Note 14 to the financial statements for further discussions of the impairments of the Entergy Wholesale Commodities nuclear plants.

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

New Accounting Pronouncements

The accounting standard-setting process is ongoing and the FASB is currently working on several projects that have not yet resulted in final pronouncements. Final pronouncements that result from these projects could have a material effect on Entergy’s future net income, financial positions, or cash flows.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets and Regulatory Liabilities

Regulatory assets represent probable future revenues associated with costs that Entergy expects to recover from customers through the regulatory ratemaking process under which the Utility business operates. Regulatory liabilities represent probable future reductions in revenues associated with amounts that Entergy expects to benefit customers through the regulatory ratemaking process under which the Utility business operates. In addition to the regulatory assets and liabilities that are specifically disclosed on the face of the balance sheets, the tables below provide detail of “Other regulatory assets” and “Other regulatory liabilities” that are included on Entergy’s and the Registrant Subsidiaries’ balance sheets as of December 31, 2021 and 2020:

Other Regulatory Assets

Entergy

	2021	2020
	(In Millions)
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$2,327.7	$3,027.5
Removal costs (Note 9)	1,488.8	893.8
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Hurricane Ida and Storm Cost Recovery Filings with Retail Regulators and Note 5 - Securitization Bonds)	993.6	379.2
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	935.5	1,018.9
Retired electric and gas meters - recovered through retail rates as determined by retail regulators	179.4	192.1
Deferred COVID-19 costs - recovery period to be determined (Note 2 - Retail Rate Proceedings) (b)	133.1	105.7
Opportunity Sales - recovery will be determined after final order in proceeding (Note 2 - Entergy Arkansas Opportunity Sales Proceeding) (b)	131.8	131.8
Qualified Pension Settlement Cost Deferral - recovered over a 10-year period through July 2031 (Note 11 - Qualified Pension Settlement Cost)	113.2	16.9
Unamortized loss on reacquired debt - recovered over term of debt	74.7	79.2
Retail rate deferrals - recovered through formula rates or rate riders as rates are redetermined by retail regulators	66.1	66.0
Attorney General litigation costs - recovered over a six-year period through March 2026 (b)	20.5	25.3
Formula rate plan historical year rate adjustment (Note 2 - Retail Rate Proceedings)	19.0	—
New nuclear generation development costs - recovery through formula rate plan December 2014 through November 2022 (b)	6.8	14.2
Other	123.1	125.9
Entergy Total	$6,613.3	$6,076.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

	2021	2020
	(In Millions)
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$640.0	$831.5
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	489.2	479.3
Removal costs (Note 9)	224.3	212.6
Opportunity sales - recovery will be determined after final order in proceeding (Note 2 - Entergy Arkansas Opportunity Sales Proceeding) (b)	131.8	131.8
Retired electric meters - recovered over 15-year period through March 2034	43.4	46.9
Qualified Pension Settlement Cost Deferral - recovered over a 10-year period through July 2031 (Note 11 - Qualified Pension Settlement Cost)	39.8	9.5
Storm damage costs - recovered either through securitization or retail rates (Note 5 - Entergy Arkansas Securitization Bonds)	39.3	42.7
Deferred COVID-19 costs - recovery period to be determined (Note 2 - Retail Rate Proceedings) (b)	32.6	10.5
Unamortized loss on reacquired debt - recovered over term of debt	23.1	24.7
ANO Fukushima and Flood Barrier costs - recovered through retail rates through February 2026 (Note 2 - Retail Rate Proceedings) (b)	7.3	9.1
Retail rate deferrals - recovered through rate riders as rates are redetermined annually (b)	1.0	12.6
Other	17.9	21.2
Entergy Arkansas Total	$1,689.7	$1,832.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2021	2020
	(In Millions)
Removal costs (Note 9)	$848.2	$302.5
Storm damage costs, including hurricane costs - recovery expected through retail rates and securitization (Note 2 - Hurricane Ida and Storm Cost Recovery Filings with Retail Regulators)	773.6	94.0
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Non-Qualified Pension Plans) (a)	592.7	799.4
Asset Retirement Obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	286.6	299.0
Retired electric meters - recovered over a 22-year period through July 2041	91.7	96.4
Deferred COVID-19 costs - recovery period to be determined (Note 2 - Retail Rate Proceedings) (b)	56.3	48.8
Qualified Pension Settlement Cost Deferral - recovered over a 10-year period through July 2031 (Note 11 - Qualified Pension Settlement Cost)	55.0	5.4
Unamortized loss on reacquired debt - recovered over term of debt	26.9	26.6
New nuclear generation development costs - recovery through formula rate plan December 2014 through November 2022 (b)	6.7	14.0
Other	39.0	40.0
Entergy Louisiana Total	$2,776.7	$1,726.1

Entergy Mississippi

	2021	2020
	(In Millions)
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$175.4	$242.7
Removal costs (Note 9)	136.8	107.3
Retail rate deferrals - returned through formula rates or rate riders as rates are redetermined annually	48.1	44.3
Attorney General litigation costs - recovered over a six-year period through March 2026 (b)	20.5	25.3
Formula rate plan historical year rate adjustment (Note 2 - Retail Rate Proceedings)	19.0	—
Deferred COVID-19 costs - recovery period to be determined (Note 2 - Retail Rate Proceedings) (b)	15.0	19.2
Qualified Pension Settlement Cost Deferral - recovered over a 10-year period through July 2031 (Note 11 - Qualified Pension Settlement Cost)	13.8	2.0
Unamortized loss on reacquired debt - recovered over term of debt	12.2	13.5
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (a)	8.4	7.9
Other	13.2	5.1
Entergy Mississippi Total	$462.4	$467.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

	2021	2020
	(In Millions)
Removal costs (Note 9)	$91.7	$63.2
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	44.9	75.7
Storm damage costs, including hurricane costs - recovered through securitization or retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators and Note 5 - Entergy New Orleans Securitization Bonds - Hurricane Isaac)	31.2	55.2
Retired meters - recovered over a 12-year period through July 2031 (b)	19.6	21.7
Deferred COVID-19 costs - recovery period to be determined (Note 2 - Retail Rate Proceedings) (b)	17.4	14.3
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (a)	5.4	5.2
Unamortized loss on reacquired debt - recovered over term of debt	1.6	1.9
Other	36.8	29.6
Entergy New Orleans Total	$248.6	$266.8

Entergy Texas

	2021	2020
	(In Millions)
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators and Note 5 - Entergy Texas Securitization Bonds - Hurricane Rita and Entergy Texas Securitization Bonds - Hurricane Ike and Hurricane Gustav)	$143.1	$187.3
Removal costs (Note 9)	98.1	115.3
Pension & postretirement costs (Note 11 - Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	96.0	140.1
Retired electric meters - recovered over 13-year period through February 2032	23.7	26.0
Neches and Sabine costs - recovered over a 10-year period through September 2028 (Note 2 - Retail Rate Proceedings)	16.4	18.8
Pension & postretirement benefits expense deferral - recovery period to be determined (Note 11 - Entergy Texas Reserve)	14.6	3.8
Deferred COVID-19 costs - recovery period to be determined (Note 2 - Retail Rate Proceedings) (b)	11.7	12.9
Unamortized loss on reacquired debt - recovered over term of debt	9.8	10.5
Other	7.9	10.0
Entergy Texas Total	$421.3	$524.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

	2021	2020
	(In Millions)
Pension & postretirement costs (Note 11 - Qualified Pension Plans and Other Postretirement Benefits) (a)	$160.3	$217.8
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (a)	144.4	226.3
Removal costs - recovered through depreciation rates (Note 9)	89.7	92.9
Unamortized loss on reacquired debt - recovered over term of debt	1.1	2.0
System Energy Total	$395.5	$539.0

(a)Does not earn a return on investment, but is offset by related liabilities.
(b)Does not earn a return on investment.

Hurricane Ida

In August 2021, Hurricane Ida caused extensive damage to the Entergy distribution and, to a lesser extent, transmission systems across Louisiana resulting in widespread power outages. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Ida for Entergy Louisiana and Entergy New Orleans are currently estimated to be approximately $2.7 billion. Also, Utility revenues in 2021 were adversely affected by extended power outages resulting from the hurricane.

Entergy has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy recorded corresponding regulatory assets of approximately $1.1 billion, including $1 billion at Entergy Louisiana and $80 million at Entergy New Orleans, and construction work in progress of approximately $1.6 billion, including $1.5 billion at Entergy Louisiana and $120 million at Entergy New Orleans. Entergy recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. There are well-established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy has not gone through the regulatory process regarding these storm costs, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Entergy is considering all available avenues to recover storm-related costs from Hurricane Ida, including federal government assistance and securitization financing. In September 2021, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments in connection with the issuance of approximately $1 billion of shorter-term mortgage bonds to provide interim financing for restoration costs associated with Hurricane Ida, which bonds were issued in October 2021. Also in September 2021, as discussed below in “Storm Cost Filings with Retail Regulators - Entergy Louisiana - Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida,” Entergy Louisiana sought approval for the creation and funding of a $1 billion restricted escrow account for Hurricane Ida restoration costs, subject to a subsequent prudence review. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. Storm cost recovery or financing will be subject to review by applicable regulatory authorities. In February 2022, Entergy New Orleans filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Regulatory Liabilities

Entergy

	2021	2020
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$1,993.3	$1,694.1
Louisiana Act 55 financing savings obligation (Note 3) (b)	127.4	144.3
Retail rate over-recovery - refunded through formula rate or rate riders as rates are redetermined annually	126.5	75.1
Vidalia purchased power agreement (Note 8) (b)	106.2	115.7
Grand Gulf sale-leaseback - (Note 5 - Grand Gulf Sale-Leaseback Transactions)	55.6	55.6
Asset retirement obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	45.5	29.7
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Internal restructuring guaranteed tax credits	19.8	26.4
Deferred tax equity partnership earnings (Note 1)	18.1	—
Business combination guaranteed customer benefits - returned to customers through retail rates and fuel rates December 2015 through November 2024	16.0	21.5
Advanced metering system (AMS) surcharge - return to customers dependent upon AMS spend	7.3	20.1
Formula rate plan historical year rate adjustment (Note 2 - Retail Rate Proceedings)	—	43.5
Other	83.7	53.5
Entergy Total	$2,643.8	$2,323.9

Entergy Arkansas

	2021	2020
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$685.4	$597.4
Internal restructuring guaranteed customer credits	19.8	26.4
Retail rate rider over-recovery - refunded through rate riders as rates are redetermined annually	18.9	19.6
Deferred tax equity partnership earnings (Note 1)	18.1	—
Formula rate plan historical year rate adjustment (Note 2 - Retail Rate Proceedings)	—	43.5
Other	1.1	—
Entergy Arkansas Total	$743.3	$686.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2021	2020
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$692.2	$567.7
Louisiana Act 55 financing savings obligation (Note 3)	127.4	144.3
Vidalia purchased power agreement (Note 8) (b)	106.2	115.7
Asset retirement obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	45.5	29.7
Retail rate rider over-recovery - refunded through rate riders as rates are determined annually	30.7	36.0
Business combination guaranteed customer benefits - returned to customers through retail rates and fuel rates December 2015 through November 2024	16.0	21.5
Derivative Instruments & Hedging Activities (Note 15)	11.4	—
Other	13.2	3.4
Entergy Louisiana Total	$1,042.6	$918.3

Entergy Mississippi

	2021	2020
	(In Millions)
Retail rate rider over-recovery - refunded through rate riders as rates are redetermined annually	$34.2	$14.2
Grand Gulf over-recovery - returned to customers through rate riders as rates are redetermined annually	15.1	1.0
Other	—	0.6
Entergy Mississippi Total	$49.3	$15.8

Entergy Texas

	2021	2020
	(In Millions)
Retail refunds - return to customers to be determined	$22.8	$—
Advanced metering system (AMS) surcharge - returned to customers dependent upon AMS spend	7.3	20.1
Income tax rate change - refunded through a rate rider (Note 2 - Retail Rate Proceedings)	2.7	6.5
Transition to competition costs - returned to customers through rate riders when rates are redetermined periodically	—	3.2
Other	4.3	2.5
Entergy Texas Total	$37.1	$32.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

	2021	2020
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$615.7	$529.0
Grand Gulf sale-leaseback - (Note 5 - Grand Gulf Sale-Leaseback Transactions)	55.6	55.6
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Grand Gulf sale-leaseback accumulated deferred income taxes (a)	25.6	25.7
Entergy Mississippi’s accumulated accelerated Grand Gulf amortization - amortized and credited through the Unit Power Sales Agreement	3.6	10.7
System Energy Total	$744.9	$665.4

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

Regulatory activity regarding the Tax Cuts and Jobs Act

See the “Other Tax Matters - Tax Cuts and Jobs Act” section in Note 3 to the financial statements for discussion of the effects of the December 2017 enactment of the Tax Cuts and Jobs Act (Tax Act), including its effects on Entergy’s and the Registrant Subsidiaries’ regulatory asset/liability for income taxes.

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

As discussed below, in July 2018, Entergy Arkansas made its formula rate plan filing to set its formula rate for the 2019 calendar year. A hearing was held in May 2018 regarding the APSC’s inquiries into the effects of the Tax Act, including Entergy Arkansas’s proposal to utilize its formula rate plan rider for its customers to realize the remaining benefits of the Tax Act. Entergy Arkansas’s formula rate plan rider included a netting adjustment that compared actual annual results to the allowed rate of return on common equity. In July 2018 the APSC issued an order agreeing with Entergy Arkansas’s proposal to have the effects of the Tax Act on current income tax expense flow through Entergy Arkansas’s formula rate plan rider and with Entergy Arkansas’s treatment of protected and unprotected excess accumulated deferred income taxes. The APSC also directed Entergy Arkansas to submit in the tax adjustment rider proceeding, discussed above, the adjustments to all other riders affected by the Tax Act and to include an amendment for a true up mechanism where a rider affected by the Tax Act does not already contain a

Entergy Corporation and Subsidiaries
Notes to Financial Statements

true-up mechanism. Pursuant to a 2018 settlement agreement in Entergy Arkansas’s formula rate plan proceeding, Entergy Arkansas also removed the net operating loss accumulated deferred income tax asset caused by the Tax Act from Entergy Arkansas’s tax adjustment rider. Entergy Arkansas’s compliance tariff filings were accepted by the APSC in October 2018. In February 2021, pursuant to its 2020 formula rate plan evaluation report settlement, Entergy Arkansas flowed $5.6 million in credits to customers through the tax adjustment rider based on the outcome of certain federal tax positions and a decrease in the state tax rate.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In November 2020, System Energy filed a motion to vacate the ALJ’s decision, arguing that it had been overtaken by changed circumstances because of the IRS’s determination resulting from the NOPA and RAR. In January 2021 the LPSC, APSC, MPSC, and City Council filed a joint answer opposing System Energy’s motion, and the FERC trial staff also filed an answer opposing System Energy’s motion. Additional responsive pleadings were filed in February and March 2021. There is no formal deadline for FERC to rule on the motion.

Fuel and purchased power cost recovery

The Utility operating companies are allowed to recover fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is generally recorded as “Deferred fuel costs” on the Utility operating companies’ financial statements.  The table below shows the amount of deferred fuel costs as of December 31, 2021 and 2020 that Entergy expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

	2021	2020
	(In Millions)
Entergy Arkansas (a)	$177.6	$15.2
Entergy Louisiana (b)	$213.5	$170.4
Entergy Mississippi	$121.9	($14.7)
Entergy New Orleans (b)	($3.5)	$6.2
Entergy Texas	$48.3	($85.4)

(a)Includes $68.8 million in 2021 and $68.2 million in 2020 of fuel and purchased power costs whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months.
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

charges, of the energy costs for the prior calendar year.  The energy cost recovery rider tariff also allows an interim rate request depending upon the level of over- or under-recovery of fuel and purchased energy costs.

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its upcoming energy cost rate redetermination filing that was made in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude from the redetermination of its 2014 energy cost rate $65.9 million of incremental fuel and replacement energy costs incurred in 2013 as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information was available regarding various claims associated with the ANO stator incident. In February 2014 the APSC approved Entergy Arkansas’s request to retain that amount in its deferred fuel balance. In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that proceeding, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a regulatory proceeding for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs previously noted, subject to certain timelines and conditions set forth in the settlement agreement. In October 2021 the APSC approved Entergy Arkansas’s second request to extend the deadline for initiating a regulatory proceeding for the purpose of recovering funds related to the stator incident for twelve additional months, or until December 1, 2022. See the “ANO Damage, Outage, and NRC Reviews” section in Note 8 to the financial statements for further discussion of the ANO stator incident.

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

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Cuts and Jobs Act. Entergy Arkansas replied to the Attorney General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Cuts and Jobs Act are appropriately considered in the APSC’s separate proceeding regarding potential implications of the tax law. The APSC general staff filed a reply to the Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. The redetermined rate became effective with the first billing cycle of April 2018. Subsequently in April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation at that time of the issues suggested by the Attorney General in the proceeding. Following a period of discovery, the Attorney General filed a supplemental response in October 2018 raising new issues with Entergy Arkansas’s March 2018 rate redetermination and asserting that $45.7 million of the increase should be collected subject to refund pending further investigation. Entergy Arkansas filed to dismiss the Attorney General’s supplemental response, the APSC general staff filed a motion to strike the Attorney General’s filing, and the Attorney General filed a supplemental response disputing Entergy Arkansas and the APSC staff’s filing. Applicable APSC rules and processes authorize its general staff to initiate periodic audits of Entergy Arkansas’s energy cost recovery rider. In late-2018 the APSC general staff notified Entergy Arkansas it has initiated an audit of the 2017 fuel costs. The time in which the audit will be complete is uncertain at this time.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. In September 2021 the LPSC submitted its audit report and found that all costs recovered through the fuel adjustment clause were reasonable and eligible for recovery through the fuel adjustment clause. Intervenors are conducting discovery regarding the LPSC staff’s report.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In November 2020, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an over-recovery of approximately $24.4 million as of September 30, 2020. In January 2021 the MPSC approved the proposed energy cost factor effective for February 2021 bills.

In November 2021, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an under-recovery of approximately $80.6 million as of September 30, 2021. In December 2021, at the request of the MPSC, Entergy Mississippi submitted a proposal to mitigate the impact of rising fuel costs on customer bills during 2022. Entergy Mississippi proposed that the deferred fuel balance as of December 31, 2021, which was $121.9 million, be amortized over three years, and that the MPSC authorize Entergy Mississippi to apply its weighted-average cost of capital as the carrying cost for the unamortized fuel balance. In January 2022 the MPSC approved the amortization of $100 million of the deferred fuel balance over two years and authorized Entergy Mississippi to apply its weighted-average cost of capital as the carrying cost for the unamortized fuel balance. The MPSC approved the proposed energy cost factor effective for February 2022 bills.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

2020 Formula Rate Plan Filing

In July 2020, Entergy Arkansas filed with the APSC its 2020 formula rate plan filing to set its formula rate for the 2021 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021, as amended through subsequent filings in the proceeding, and a netting adjustment for the historical year 2019. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2021 projected year is 8.22% resulting in a revenue deficiency of $64.3 million. The earned rate of return on common equity for the 2019 historical year was 9.07% resulting in a $23.9 million netting adjustment. The total proposed revenue change for the 2021 projected year and 2019 historical year netting adjustment was $88.2 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $74.3 million. As part of the formula rate plan tariff the calculation for the revenue constraint was updated based on actual revenues which had the effect of reducing the initially-proposed $74.3 million revenue requirement increase to $72.6 million. In October 2020, Entergy Arkansas filed with the APSC a unanimous settlement agreement reached with the other parties that resolved all but one issue. As a result of the settlement agreement, Entergy Arkansas’s requested revenue increase was $68.4 million, including a $44.5 million increase for the projected 2021 year and a $23.9 million netting adjustment. The remaining issue litigated concerned the methodology used to calculate the netting adjustment within the formula rate plan. In December 2020 the APSC issued an order rejecting the netting adjustment method used by Entergy Arkansas. Applying the approach ordered by the APSC changed the netting adjustment for the 2019 historical year from a $23.9 million deficiency to $43.5 million excess. Overall, the decision reduced Entergy Arkansas’s revenue adjustment for 2021 to $1 million. In December 2020, Entergy Arkansas filed a petition for rehearing of the APSC’s decision in the 2020 formula rate plan proceeding regarding the 2019 netting adjustment, and in January 2021 the APSC granted further consideration of Entergy Arkansas’s petition. Based on the progress of the proceeding at that point, in December 2020, Entergy Arkansas recorded a regulatory liability of $43.5 million to reflect the netting adjustment for 2019, as included in the APSC’s December 2020 order, which would be returned to customers in 2021. Entergy Arkansas also requested an extension of the formula rate plan rider for a second five-year term. In March 2021 the Arkansas Governor signed HB1662 into law (Act 404). Act 404 clarified aspects of the original formula rate plan legislation enacted in 2015, including with respect to the extension of a formula rate plan, the methodology for the netting adjustment, and debt and equity levels; it also reaffirmed the customer protections of the original formula rate plan legislation, including the cap on annual formula rate plan rate changes. Pursuant to Act 404, Entergy Arkansas’s formula rate plan rider was extended for a second five-year term. Entergy Arkansas filed a compliance tariff in its formula rate plan docket in April 2021 to effectuate the netting provisions of Act 404, which reflected a net change in required formula rate plan rider revenue of $39.8 million, effective with the first billing cycle of May 2021. In April 2021 the APSC issued an order approving the compliance tariff and recognizing the formula rate plan extension. Also in April 2021, Entergy Arkansas filed for approval of modifications to the formula rate plan tariff incorporating the provisions in Act 404, and the APSC approved the tariff modifications in April 2021. Given the APSC general staff’s support for the expedited approval of these filings by the APSC, Entergy Arkansas supported an amendment to Act 404 to achieve a reduced return on equity from 9.75% to 9.65% to apply for years applicable to the extension term; that amendment was signed by the Arkansas Governor in April 2021 and is now Act 894. Based on the APSC’s order issued in April 2021, in the first quarter 2021, Entergy Arkansas reversed the remaining regulatory liability for the netting adjustment for 2019. In June 2021, Entergy Arkansas filed another compliance tariff in its formula rate plan proceeding to effectuate the additional provisions of Act 894, and the APSC approved the second compliance tariff filing in July 2021.

2021 Formula Rate Plan Filing

In July 2021, Entergy Arkansas filed with the APSC its 2021 formula rate plan filing to set its formula rate for the 2022 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2022 and a netting adjustment for the historical year 2020. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2022 projected year is 7.65% resulting in a revenue deficiency of $89.2 million. The earned rate of return on common equity for the 2020 historical year was 7.92% resulting in a $19.4 million netting adjustment. The total proposed revenue change for the 2022 projected year and 2020 historical year netting adjustment is $108.7 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase is limited to $72.4 million. In October

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding. As a result of the settlement agreement, the total proposed revenue change is $82.2 million, including a $62.8 million increase for the projected 2022 year and a $19.4 million netting adjustment. Because Entergy Arkansas’s revenue requirement exceeded the constraint, the resulting increase is limited to $72.1 million. In December 2021 the APSC approved the settlement as being in the public interest and approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2022.

COVID-19 Orders

In April 2020, in light of the COVID-19 pandemic, the APSC issued an order requiring utilities, to the extent they had not already done so, to suspend service disconnections during the remaining pendency of the Arkansas Governor’s emergency declaration or until the APSC rescinds the directive. The order also authorized utilities to establish a regulatory asset to record costs resulting from the suspension of service disconnections, directed that in future proceedings the APSC will consider whether the request for recovery of these regulatory assets is reasonable and necessary, and required utilities to track and report the costs and any savings directly attributable to suspension of disconnects. In May 2020 the APSC approved Entergy Arkansas expanding deferred payment agreements to assist customers during the COVID-19 pandemic. Quarterly reporting began in August 2020 and the APSC ordered additional reporting in October 2020 regarding utilities’ transitional plans for ending the moratorium on service disconnects. In March 2021 the APSC issued an order confirming the lifting of the moratorium on service disconnects effective in May 2021. In August 2021 the APSC general staff filed a report recommending that utilities with a formula rate plan discontinue capturing any additional direct costs and savings as a regulatory asset and seek cost recovery through the formula rate plan. The APSC general staff further recommended that uncollectible amounts should be determined as of the end of its write-off period, approximately December 2021, and recovered in the next formula rate plan filing over one year. In November 2021 the APSC found the APSC general staff’s recommendation to be premature and asked utilities to report on the continued need for a regulatory asset. Entergy Arkansas reported a continued need for a regulatory asset due to a variety of factors including the unusually long terms of the customer delayed payment agreements. As of December 31, 2021, Entergy Arkansas had a regulatory asset of $32.6 million for costs associated with the COVID-19 pandemic.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2017 Formula Rate Plan Filing

In June 2018, Entergy Louisiana filed its formula rate plan evaluation report for its 2017 calendar year operations. The 2017 test year evaluation report produced an earned return on equity of 8.16%, due in large part to revenue-neutral realignments to other recovery mechanisms. Without these realignments, the evaluation report produces an earned return on equity of 9.88% and a resulting base rider formula rate plan revenue increase of $4.8 million. Excluding the Tax Cuts and Jobs Act credits provided for by the tax reform adjustment mechanisms, total formula rate plan revenues were further increased by a total of $98 million as a result of the evaluation report due to adjustments to the additional capacity and MISO cost recovery mechanisms of the formula rate plan, and implementation of the transmission recovery mechanism. In August 2018, Entergy Louisiana filed a supplemental formula rate plan evaluation report to reflect changes from the 2016 test year formula rate plan proceedings, a decrease to the transmission recovery mechanism to reflect lower actual capital additions, and a decrease to evaluation period expenses to reflect the terms of a new power sales agreement. Based on the August 2018 update, Entergy Louisiana recognized a total decrease in formula rate plan revenue of approximately $17.6 million. Results of the updated 2017 evaluation report filing were implemented with the September 2018 billing month subject to refund and review by the LPSC staff and intervenors. In accordance with the terms of the formula rate plan, in September 2018 the LPSC staff and intervenors submitted their responses to Entergy Louisiana’s original formula rate plan evaluation report and supplemental compliance updates. The LPSC staff asserted objections/reservations regarding (1) Entergy Louisiana’s proposed rate adjustments associated with the return of excess accumulated

Entergy Corporation and Subsidiaries
Notes to Financial Statements

deferred income taxes pursuant to the Tax Cuts and Jobs Act and the treatment of accumulated deferred income taxes related to reductions of rate base; (2) Entergy Louisiana’s reservation regarding treatment of a regulatory asset related to certain special orders by the LPSC; and (3) test year expenses billed from Entergy Services to Entergy Louisiana. Intervenors also objected to Entergy Louisiana’s treatment of the regulatory asset related to certain special orders by the LPSC. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2017 test year formula rate plan evaluation report. In its letter, the LPSC staff reiterated its original objections/reservations pertaining to Entergy Louisiana’s proposed rate adjustments associated with the return of excess accumulated deferred income taxes pursuant to the Tax Cuts and Jobs Act and the treatment of accumulated deferred income taxes related to reductions of rate base, specifically how the accumulated deferred income taxes associated with uncertain tax positions have been accounted for, and test year expenses billed from Entergy Services to Entergy Louisiana. The LPSC staff further reserved its rights for future proceedings and to dispute future proposed adjustments to the 2017 test year formula rate plan evaluation report. The LPSC staff withdrew all other objections/reservations. A procedural schedule has not yet been established to resolve these issues.

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

Several parties intervened in the proceeding and the LPSC staff filed its report of objections/reservations in accordance with the applicable provisions of the formula rate plan. In its report the LPSC staff re-urged reservations with respect to the outstanding issues from the 2017 test year formula rate plan filing and disputed the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

inclusion of certain affiliate costs for test years 2017 and 2018. The LPSC staff objected to Entergy Louisiana’s proposal to combine residential rates but proposed the setting of a status conference to establish a procedural schedule to more fully address the issue. The LPSC staff also reserved its right to object to the treatment of the sale of Willow Glen reflected in the evaluation report and to the August 2019 compliance update, which was made primarily to update the capital additions reflected in the formula rate plan’s transmission recovery mechanism, based on limited time to review it. Additionally, since the completion of certain transmission projects, the LPSC staff issued supplemental data requests addressing the prudence of Entergy Louisiana’s expenditures in connection with those projects. Entergy Louisiana responded to all such requests. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2018 test year formula rate plan evaluation report. In its letter, the LPSC staff reiterated its original objection/reservation pertaining to test year expenses billed from Entergy Services to Entergy Louisiana and outstanding issues from the 2017 test year formula rate plan evaluation report. The LPSC staff withdrew all other objections/reservations.

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

2019 Formula Rate Plan Filing

In May 2020, Entergy Louisiana filed with the LPSC its formula rate plan evaluation report for its 2019 calendar year operations. The 2019 test year evaluation report produced an earned return on common equity of 9.66%. As such, no change to base rider formula rate plan revenue is required. Although base rider formula rate plan revenue did not change as a result of this filing, overall formula rate plan revenues increased by approximately $103 million. This outcome is driven by the removal of prior year credits associated with the sale of the Willow Glen Power Station and an increase in the transmission recovery mechanism. Also contributing to the overall change was an increase in legacy formula rate plan revenue requirements driven by legacy Entergy Louisiana capacity cost true-ups and higher annualized legacy Entergy Gulf States Louisiana revenues due to higher billing determinants, offset by reductions in MISO cost recovery mechanism and tax reform adjustment mechanism revenue requirements. In August 2020 the LPSC staff submitted a list of items for which it needs additional information to confirm the accuracy and compliance of the 2019 test year evaluation report. The LPSC staff objected to a proposed revenue neutral adjustment regarding a certain rider as being beyond the scope of permitted formula rate plan adjustments. Rates reflected in the May 2020 filing, with the exception of a revenue neutral rider adjustment, and as updated in an August 2020 filing, were implemented in September 2020, subject to refund. Entergy Louisiana is in the process of providing additional information and details on the May 2020 filing as requested by the LPSC staff. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2019 test year formula rate plan filing. In its letter, the LPSC staff disputes Entergy Louisiana’s exclusion of approximately $251 thousand of interest income allocated from Entergy Operations and Entergy Services to Entergy Louisiana to the extent that there are other adjustments that would move Entergy Louisiana out of the formula rate plan deadband. The LPSC staff reserved the right to further contest the issue in future proceedings. The LPSC staff further reserved outstanding issues from the 2017 and 2018 formula rate plan evaluation reports and withdrew all other remaining objections/reservations.

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

Request for Extension and Modification of Formula Rate Plan

In May 2020, Entergy Louisiana filed with the LPSC its application for authority to extend its formula rate plan. In its application, Entergy Louisiana sought to maintain a 9.8% return on equity, with a bandwidth of 60 basis points above and below the midpoint, with a first-year midpoint reset. The parties reached a settlement in April 2021 regarding Entergy Louisiana’s proposed FRP extension. In May 2021 the LPSC approved the uncontested settlement. Key terms of the settlement include: a three year term (test years 2020, 2021, and 2022) covering a rate-effective period of September 2021 through August 2024; a 9.50% return on equity, with a smaller, 50 basis point deadband above and below (9.0%-10.0%); elimination of sharing if earnings are outside the deadband; a $63 million rate increase for test year 2020 (exclusive of riders); continuation of existing riders (transmission, additional capacity, etc.); addition of a distribution recovery mechanism permitting $225 million per year of distribution investment above a baseline level to be recovered dollar for dollar; modification of the tax mechanism to allow timely rate changes in the event the federal corporate income tax rate is changed from 21%; a cumulative rate increase limit of $70 million (exclusive of riders) for test years 2021 and 2022; and deferral of up to $7 million per year in 2021 and 2022 of expenditures on vegetation management for outside of right of way hazard trees.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

COVID-19 Orders

In April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. The suspension of late fees and disconnects for non-pay was extended until the first billing cycle after July 16, 2020. In January 2021, Entergy Louisiana resumed disconnections for customers in all customer classes with past-due balances that had not made payment arrangements. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of December 31, 2021, Entergy Louisiana had a regulatory asset of $56.3 million for costs associated with the COVID-19 pandemic.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In June 2021, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2021 test year filing that resulted in a total rate increase of $48.2 million. Pursuant to the joint stipulation, Entergy Mississippi’s 2020 look-back filing reflected an earned return on rate base of 6.12% in calendar year 2020, which is below the look-back bandwidth, resulting in a $17.5 million increase in formula rate plan revenues on an interim basis through June 2022. This includes $1.7 million related to the Choctaw Generating Station and $3.7 million of COVID-19 non-bad debt expenses. See “COVID-19 Orders” below for additional discussion of provisions of the joint stipulation related to COVID-19 expenses. In June 2021 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2021. In June 2021, Entergy Mississippi recorded regulatory credits of $19.9 million to reflect the effects of the joint stipulation.

2022 Formula Rate Plan Filing

Entergy Mississippi’s formula rate plan includes a look-back evaluation report filing in March 2022 that will compare actual 2021 results to the performance-adjusted allowed return on rate base. In fourth quarter 2021, Entergy Mississippi recorded a regulatory asset of $19 million in connection with the look-back feature of the formula rate plan to reflect that the 2021 earned return was below the formula bandwidth.

COVID-19 Orders

In March 2020 the MPSC issued an order suspending disconnections for a period of sixty days. The MPSC extended the order on disconnections through May 26, 2020. In April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. In December 2020, Entergy Mississippi resumed disconnections for commercial, industrial, and governmental customers with past-due balances that have not made payment arrangements. In January 2021, Entergy Mississippi resumed disconnecting service for residential customers with past-due balances that had not made payment arrangements. Pursuant to the June 2021 MPSC order approving Entergy Mississippi’s 2021 formula rate plan filing, Entergy Mississippi stopped deferring COVID-19 non-bad debt expenses effective December 31, 2020 and included those expenses in the look-back filing for the 2021 formula rate plan test year. In the order, the MPSC also adopted Entergy Mississippi’s quantification and methodology for calculating COVID-19 incremental bad debt expenses and authorized Entergy Mississippi to continue deferring these bad debt expenses through December 2021. As of December 31, 2021, Entergy Mississippi had a regulatory asset of $15 million for costs associated with the COVID-19 pandemic.

Filings with the City Council (Entergy New Orleans)

Retail Rates

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The resolution directed Entergy New Orleans to submit a compliance filing within 30 days of the date of the resolution to facilitate the eventual implementation of rates, including all necessary calculations and conforming rate schedules and riders. The electric formula rate plan rider includes, among other things, (1) a provision for forward-looking adjustments to include known and measurable changes realized up to 12 months after the evaluation period; (2) a decoupling mechanism; and (3) recognition that Entergy New Orleans is authorized to make an in-service adjustment to the formula rate plan to include the non-fuel cost of the New Orleans Power Station in rates, unless the two pending appeals in the New Orleans Power Station proceeding have not concluded. Under this circumstance, Entergy New Orleans shall be permitted to defer the New Orleans Power Station non-fuel costs, including the cost of capital, until Entergy New Orleans commences non-fuel cost recovery. After taking into account the requirements for submission of the compliance filing, the total annual revenue requirement reduction required by the resolution was refined to approximately $45 million ($42 million electric, including $29 million in rider reductions; $3 million gas). In January 2020 the City Council’s advisors found that the rates calculated by Entergy New Orleans and reflected in the December 2019 compliance filing should be implemented, except with respect to the City Council-approved energy efficiency cost recovery rider, which rider calculation should take into account events to be determined by the City Council in the future. On February 17, 2020, Entergy New Orleans filed with the City Council an agreement in principle between Entergy New Orleans and the City Council’s advisors. On February 20, 2020, the City Council voted to approve the proposed agreement in principle and issued a resolution modifying the required treatment of certain accumulated deferred income taxes. As a result of the agreement in principle, the total annual revenue requirement reduction will be approximately $45 million ($42 million electric, including $29 million in rider reductions; and $3 million gas). Entergy New Orleans fully implemented the new rates in April 2020.

Commercial operation of the New Orleans Power Station commenced in May 2020. In accordance with the City Council resolution issued in the 2018 base rate case proceeding, Entergy New Orleans had been deferring the New Orleans Power Station non-fuel costs pending the conclusion of the appellate proceedings. In October 2020 the Louisiana Supreme Court denied all writ applications relating to the New Orleans Power Station. With those denials, Entergy New Orleans began recovering New Orleans Power Station costs in rates in November 2020. Entergy New Orleans is recovering the costs over a five-year period that began in November 2020. In December 2020 the Alliance for Affordable Energy and Sierra Club filed a joint motion with the City Council to institute a prudence review to investigate the costs of the New Orleans Power Station. On January 28, 2021, the City Council passed a resolution giving parties 30 days to respond to the motion. In March 2021, Entergy New Orleans filed a response to that motion stating that a prudence review is unnecessary given the New Orleans Power Station was

Entergy Corporation and Subsidiaries
Notes to Financial Statements

constructed on budget and ahead of schedule. As of December 31, 2021 the regulatory asset for the deferral of New Orleans Power Station non-fuel costs was $4 million.

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

2021 Formula Rate Plan Filing

In July 2021, Entergy New Orleans submitted to the City Council its formula rate plan 2020 test year filing. The 2020 test year evaluation report produced an earned return on equity of 6.26% compared to the authorized return on equity of 9.35%. Entergy New Orleans sought approval of a $64 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula resulted in an increase in authorized electric revenues of $40 million and an increase in authorized gas revenues of $18.8 million. Entergy New Orleans also sought to commence collecting $5.2 million in electric revenues and $0.3 million in gas revenues that were previously approved by the City Council for collection through the formula rate plan. The filing was subject to review by the City Council and other parties over a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. In October 2021 the City Council’s advisors filed a 75-day report recommending a reduction of $10 million for electric revenues and a reduction of $4.5 million for gas revenues, along with one-time credits funded by certain electric regulatory liabilities currently held by Entergy New Orleans for customers. On October 26, 2021, Entergy New Orleans provided notice to the City Council that it intends to implement rates effective with the first billing cycle of November 2021, with such rates reflecting an amount agreed-upon by Entergy New Orleans including adjustments filed in the City Council’s 75-day report, per the approved process for formula rate plan implementation. The total formula rate plan increase implemented was $49.5 million, with an increase of $34.9 million in electric revenues and $14.6 million in gas revenues. Also, credits of $17.4 million funded by certain regulatory liabilities currently held by Entergy New Orleans for customers will be issued over a five-month period from November 2021 through March 2022. Resulting rates went into effect with the first billing cycle of November 2021 pursuant to the formula rate plan tariff.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

COVID-19 Orders

In March 2020, Entergy New Orleans voluntarily suspended customer disconnections for non-payment of utility bills through May 2020. Subsequently, the City Council ordered that the moratorium be extended to August 1, 2020. In May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. In January 2021, Entergy New Orleans resumed disconnecting service to commercial and small business customers with past-due balances that had not made payment arrangements. In February 2021 the City Council adopted a resolution suspending residential customer disconnections for non-payment of utility bills and suspending the assessment and accumulation of late fees on residential customers with past-due balances through May 15, 2021, which was not extended by the City Council. As of December 31, 2021, Entergy New Orleans had a regulatory asset of $17.4 million for costs associated with the COVID-19 pandemic.

In June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding and approximately $15 million of non-securitized storm reserves to fund this program, which was intended to provide temporary bill relief to customers who become unemployed during the COVID-19 pandemic. The program was effective July 1, 2020, and offered qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits. Credits of $4.3 million were applied to customer bills under the City Council Cares Program.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2018 Base Rate Case

In May 2018, Entergy Texas filed a base rate case with the PUCT seeking an increase in base rates and rider rates of approximately $166 million, of which $48 million was associated with moving costs then being collected through riders into base rates such that the total incremental revenue requirement increase was approximately $118 million. The base rate case was based on a 12-month test year ending December 31, 2017. In addition, Entergy Texas included capital additions placed into service for the period of April 1, 2013 through December 31, 2017, as well as a post-test year adjustment to include capital additions placed in service by June 30, 2018.

In October 2018 the parties filed an unopposed settlement resolving all issues in the proceeding and a motion for interim rates effective for usage on and after October 17, 2018. The unopposed settlement reflected the following terms: a base rate increase of $53.2 million (net of costs realigned from riders and including updated depreciation rates), a $25 million refund to reflect the lower federal income tax rate applicable to Entergy Texas from January 25, 2018 through the date new rates were implemented, $6 million of capitalized skylining tree hazard costs will not be recovered from customers, $242.5 million of protected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through base rates under the average rate assumption method over the lives of the associated assets, and $185.2 million of unprotected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through a rider. The unprotected excess accumulated deferred income taxes rider will include carrying charges and will be in effect over a period of 12 months for large customers and over a period of four years for other customers. The settlement also provided for the deferral of $24.5 million of costs associated with the remaining book value of the Neches and Sabine 2 plants, previously taken out of service, to be recovered over a ten-year period and the deferral of $20.5 million of costs associated with Hurricane Harvey to be recovered over a 12-year period, each beginning in October 2018. The settlement provided final resolution of all issues in the matter, including those related to the Tax Cuts and Jobs Act. In October 2018 the ALJ granted the unopposed motion for interim rates to be effective for service rendered on or after October 17, 2018. In December 2018 the PUCT issued an order approving the unopposed settlement.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Distribution Cost Recovery Factor (DCRF) Rider

In March 2019, Entergy Texas filed with the PUCT a request to set a new DCRF rider. The new DCRF rider was designed to collect approximately $3.2 million annually from Entergy Texas’s retail customers based on its capital invested in distribution between January 1, 2018 and December 31, 2018. In September 2019 the PUCT issued an order approving rates, which had been effective on an interim basis since June 2019, at the level proposed in Entergy Texas’s application.

In March 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $23.6 million annually, or $20.4 million in incremental annual DCRF revenue beyond Entergy Texas’s then-effective DCRF rider, based on its capital invested in distribution between January 1, 2019 and December 31, 2019. In May and June 2020 intervenors filed testimony recommending reductions in Entergy Texas’s annual revenue requirement of approximately $0.3 million and $4.1 million. The parties briefed the contested issues in this matter and a proposal for decision was issued in September 2020 recommending a $4.1 million revenue reduction related to non-advanced metering system meters included in the DCRF calculation. The parties filed exceptions to the proposal for decision and replies to those exceptions in September 2020. In October 2020 the PUCT issued a final order approving a $16.3 million incremental annual DCRF revenue increase.

In October 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $26.3 million annually, or $6.8 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between January 1, 2020 and August 31, 2020. In February 2021 the ALJ with the State Office of Administrative Hearings approved Entergy Texas's agreed motion for interim rates, which went into effect in March 2021. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding. In May 2021 the PUCT issued an order approving the settlement.

In August 2021, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $40.2 million annually, or $13.9 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between September 1, 2020 and June 30, 2021. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in December 2021. In December 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding, including a motion for interim rates to take effect for usage on and after January 24, 2022. Also, in December 2021, the ALJ with the State Office of Administrative Hearings issued an order granting the motion for interim rates, which went into effect in January 2022, admitting evidence, and remanding the proceeding to the PUCT to consider the settlement.

Transmission Cost Recovery Factor (TCRF) Rider

In December 2018, Entergy Texas filed with the PUCT a request to set a new TCRF rider. The new TCRF rider was designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and September 30, 2018. In April 2019 parties filed testimony proposing a load growth adjustment, which would fully offset Entergy Texas’s proposed TCRF revenue requirement. In July 2019 the PUCT granted Entergy Texas’s application as filed to begin recovery of the requested $2.7 million annual revenue requirement, rejecting opposing parties’ proposed adjustment; however, the PUCT found that the question of prudence of the actual investment costs should be determined in Entergy Texas’s next rate case similar to the procedure used for the costs recovered through the DCRF rider. In October 2019 the PUCT issued an order on a motion for rehearing, clarifying and affirming its prior order granting Entergy Texas’s

Entergy Corporation and Subsidiaries
Notes to Financial Statements

application as filed. Also in October 2019 a second motion for rehearing was filed, and Entergy Texas filed a response in opposition to the motion. The second motion for rehearing was overruled by operation of law. In December 2019, Texas Industrial Energy Consumers filed an appeal to the PUCT order in district court alleging that the PUCT erred in declining to apply a load growth adjustment.

In August 2019, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The amended TCRF rider was designed to collect approximately $19.4 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and June 30, 2019, which is $16.7 million in incremental annual revenue above the $2.7 million approved in the prior pending TCRF proceeding. In January 2020 the PUCT issued an order approving an unopposed settlement providing for recovery of the requested revenue requirement. Entergy Texas implemented the amended rider beginning with bills covering usage on and after January 23, 2020.

In October 2020, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $51 million annually, or $31.6 million in incremental annual revenues beyond Entergy Texas’s then-effective TCRF rider based on its capital invested in transmission between July 1, 2019 and August 31, 2020. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2021 and resolving all issues in the proceeding. In March 2021 the ALJ granted the motion for interim rates, admitted evidence, and remanded the case to the PUCT for consideration of a final order at a future open meeting. In June 2021 the PUCT issued an order approving the settlement.

In October 2021, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $66.1 million annually, or $15.1 million in incremental annual revenues beyond Energy Texas’s currently effective TCRF rider based on its capital invested in transmission between September 1, 2020 and July 31, 2021 and changes in approved transmission charges. In January 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In February 2022 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2022. In February 2022 the ALJ granted the motion for interim rates, admitted evidence, and remanded the case to the PUCT for consideration of a final order at a future open meeting.

Generation Cost Recovery Rider

In October 2020, Entergy Texas filed an application to establish a generation cost recovery rider with an initial annual revenue requirement of approximately $91 million to begin recovering a return of and on its generation capital investment in the Montgomery County Power Station through August 31, 2020. In December 2020, Entergy Texas filed an unopposed settlement supporting a generation cost recovery rider with an annual revenue requirement of approximately $86 million. The settlement revenue requirement was based on a depreciation rate intended to fully depreciate Montgomery County Power Station over 38 years and the removal of certain costs from Entergy Texas’s request. Under the settlement, Entergy Texas retained the right to propose a different depreciation rate and seek recovery of a majority of the costs removed from its request in its next base rate proceeding. On January 14, 2021, the PUCT approved the generation cost recovery rider settlement rates on an interim basis and abated the proceeding. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include investment in Montgomery County Power Station after August 31, 2020. In April 2021 the ALJ issued an order unabating the proceeding and in May 2021 the ALJ issued an order finding Entergy Texas’s application and notice of the application to be sufficient. In May 2021, Entergy Texas filed an amendment to the application to reflect the PUCT’s approval of the sale of a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc., which closed in June 2021. In June 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2021 the ALJ with the State Office of Administrative Hearings adopted a procedural schedule setting a hearing on the merits for September 2021. In July 2021 the parties filed a motion to abate the procedural schedule noting they had reached an agreement in principle

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and to allow the parties time to finalize a settlement agreement, which motion was granted by the ALJ. In October 2021, Entergy Texas filed on behalf of the parties an unopposed settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $88.3 million related to Entergy Texas’s investment in the Montgomery County Power Station through January 1, 2021, with Entergy Texas able to seek recovery of the remainder of its investment in its next base rate case. Also in October 2021 the ALJ granted a motion to admit evidence and remand the proceeding to the PUCT. In January 2022 the PUCT issued an order approving the unopposed settlement.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’ previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in April 2022. In January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. See Note 14 to the financial statements for further discussion of the Hardin County Peaking Facility purchase.

COVID-19 Orders

In March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. In January 2021, Entergy Texas resumed disconnections for customers with past-due balances that have not made payment arrangements. As of December 31, 2021, Entergy Texas had a regulatory asset of $11.7 million for costs associated with the COVID-19 pandemic.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In February 2019 the LPSC filed a new complaint relating to two issues that were raised in the opportunity sales proceeding, but that, in its October 2018 order, the FERC held were outside the scope of the proceeding. In March 2019, Entergy Services filed an answer and motion to dismiss the new complaint. In November 2019 the FERC issued an order denying the LPSC’s complaint. The order concluded that the settlement agreement approved by the FERC in December 2015 terminating the System Agreement barred the LPSC’s new complaint. In December 2019 the LPSC requested rehearing of the FERC’s November 2019 order, and in July 2020 the FERC issued an order dismissing the LPSC’s request for rehearing. In September 2020 the LPSC appealed to the D.C. Circuit the FERC’s orders dismissing the new opportunity sales complaint. In November 2020 the D.C. Circuit

Entergy Corporation and Subsidiaries
Notes to Financial Statements

issued an order establishing that briefing will occur in January 2021 through April 2021. Oral argument was held in September 2021. In December 2021 the D.C. Circuit denied the LPSC’s Petition for Review of the new opportunity sales complaint. The opportunity sales cases are complete at FERC and at the D.C. Circuit and no additional refund amounts are owed by Entergy Arkansas.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Complaints Against System Energy

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. System Energy and the Unit Power Sales Agreement are currently the subject of several litigation proceedings at the FERC, including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and a prudence complaint challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period. The claims in these proceedings include claims for refunds and claims for rate adjustments; the aggregate amount of refunds claimed in these proceedings substantially exceeds the net book value of System Energy. Following are discussions of the proceedings.

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

The APSC and MPSC complaint alleges that the return on equity is unjust and unreasonable because capital market and other considerations indicate that it is excessive. The complaint requests proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017 as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. In September 2017 the FERC established a refund effective date of January 23, 2017 and directed the parties to engage in settlement proceedings before an ALJ. The parties were unable to settle the return on equity issue and a FERC hearing judge was assigned in July 2018. The 15-month refund period in connection with the APSC/MPSC complaint expired on April 23, 2018.

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

The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The parties addressed an order (issued in a separate FERC proceeding involving New England transmission owners) that proposed modifying the FERC’s standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an

Entergy Corporation and Subsidiaries
Notes to Financial Statements

amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC initiated a new proceeding for the amended capital structure complaint, and System Energy submitted a response in October 2018. In January 2019 the FERC set the amended complaint for settlement and hearing proceedings. Settlement proceedings in the capital structure proceeding commenced in February 2019. As noted below, in June 2019 settlement discussions were terminated and the amended capital structure complaint was consolidated with the ongoing return on equity proceeding. The 15-month refund period in connection with the capital structure complaint was from September 24, 2018 to December 23, 2019.

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

In June 2019, System Energy filed testimony responding to the testimony filed by the FERC trial staff. Among other things, System Energy’s testimony rebutted arguments raised by the FERC trial staff and provided updated calculations for the second refund period based on the study period ending May 31, 2019. For that refund period, System Energy’s testimony shows that strict application of the return on equity methodology proposed by the FERC staff indicates that the second complaint would not be dismissed, and the new return on equity would be set at 9.65% (median) or 9.74% (midpoint). System Energy’s testimony argues that these results are insufficient in light of benchmarks such as state returns on equity and treasury bond yields, and instead proposes that the calculated returns on equity for the second period should be either 9.91% (median) or 10.3% (midpoint). System Energy’s testimony also argues that, under application of its proposed modified methodology, the 10.10% return on equity calculated for the first refund period would fall within the range of presumptively just and reasonable returns on equity for the second refund period.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2021 the FERC ALJ issued an initial decision. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $60 million, which includes interest through December 31, 2021, and the estimated resulting annual rate reduction would be approximately $45 million. The estimated refund will continue to accrue interest until a final FERC decision is issued. Based on the course of the proceeding to date, System Energy has recorded a provision of $37 million, including interest, as of December 31, 2021.

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

In August 2019 the FERC trial staff filed direct and answering testimony seeking refunds for rate base reductions for liabilities associated with uncertain tax positions. The FERC trial staff also argued that System Energy recovered $32 million more than it should have in depreciation expense for capital additions. In September 2019, System Energy filed cross-answering testimony disputing the FERC trial staff’s arguments for refunds, stating that the FERC trial staff’s position regarding depreciation rates for capital additions is not unreasonable, but

Entergy Corporation and Subsidiaries
Notes to Financial Statements

explaining that any change in depreciation expense is only one element of a Unit Power Sales Agreement re-billing calculation. Adjustments to depreciation expense in any re-billing under the Unit Power Sales Agreement formula rate will also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed. In October 2019 the LPSC filed rebuttal testimony increasing the amount of refunds sought for liabilities associated with uncertain tax positions.  The LPSC seeks approximately $512 million plus interest, which is approximately $216 million through December 31, 2021.  The FERC trial staff also filed rebuttal testimony in which it seeks refunds of a similar amount as the LPSC for the liabilities associated with uncertain tax positions.  The LPSC testimony also argued that adjustments to depreciation rates should affect rate base on a prospective basis only.

A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through December 31, 2021, is approximately $422 million, plus interest, which is approximately $128 million through December 31, 2021. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through December 31, 2021.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Louisiana's retail customers may have been detrimentally impacted, and authorized “the filing of a FERC complaint to address these performance issues and to seek appropriate refund, rate reduction, and other remedies as may be appropriate.”

Unit Power Sales Agreement Complaint

The first of the additional complaints was filed by the LPSC, the APSC, the MPSC, and the City Council in September 2020. The complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. Several of the filed rate allegations overlap with the previous complaints. The filed rate allegations not previously raised are that System Energy: failed to provide a rate base credit to customers for the “time value” of sale-leaseback lease payments collected from customers in advance of the time those payments were due to the owner-lessors; improperly included certain lease refinancing costs in rate base as prepayments; improperly included nuclear decommissioning outage costs in rate base; failed to include categories of accumulated deferred income taxes as a reduction to rate base; charged customers based on a higher equity ratio than would be appropriate due to excessive retained earnings; and did not correctly reflect money pool investments and imprudently invested cash into the money pool. The elements of the Unit Power Sales Agreement that the complaint alleges are unjust and unreasonable include: incentive and executive compensation, lack of an equity re-opener, lobbying, and private airplane travel. The complaint also requests a rate investigation into the Unit Power Sales Agreement and System Energy’s billing practices pursuant to section 206 of the Federal Power Act, including any issue relevant to the Unit Power Sales Agreement and its inputs. System Energy filed its answer opposing the complaint in November 2020. In its answer, System Energy argued that all of the claims raised in the complaint should be dismissed and agreed that bill adjustment with respect to two discrete issues were justified. System Energy argued that dismissal is warranted because all claims fall into one or more of the following categories: the claims have been raised and are being litigated in another proceeding; the claims do not present a prima facie case and do not satisfy the threshold burden to establish a complaint proceeding; the claims are premised on a theory or request relief that is incompatible with federal law or FERC policy; the claims request relief that is inconsistent with the filed rate; the claims are barred or waived by the legal doctrine of laches; and/or the claims have been fully addressed and do not warrant further litigation. In December 2020, System Energy filed a bill adjustment report indicating that $3.4 million had been credited to customers in connection with the two discrete issues concerning the inclusion of certain accumulated deferred income taxes balances in rates. In January 2021 the complainants filed a response to System Energy’s November 2020 answer, and in February 2021, System Energy filed a response to the complainant’s response.

In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in abeyance pending FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above. System Energy agreed that the hearing should be held in abeyance but sought rehearing of FERC’s decision as related to matters set for hearing that were beyond the scope of FERC’s jurisdiction or authority. The complainants sought rehearing of FERC’s decision to hold the hearing in abeyance and filed a motion to proceed, which motion System Energy subsequently opposed. In June 2021, System Energy’s request for rehearing was denied by operation of law, and System Energy filed an appeal of FERC’s orders in the Court of Appeals for the Fifth Circuit. The appeal was initially stayed for a period of 90 days, but the stay expired. In November 2021 the Fifth Circuit dismissed the appeal as premature.

In August 2021 the FERC issued an order addressing System Energy’s and the complainants’ rehearing requests. The FERC dismissed part of the complaint seeking an equity re-opener, maintained the abeyance for issues related to the proceeding addressing the sale-leaseback renewal and uncertain tax positions, lifted the abeyance for issues unrelated to that proceeding, and clarified the scope of the hearing. A procedural schedule was established, with the hearing scheduled for June 2022 and the ALJ’s initial decision scheduled for November 2022. Discovery is ongoing.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In November 2021 the LPSC, APSC, and City Council filed direct testimony and requested the FERC to order refunds for prior periods and prospective amendments to the Unit Power Sales Agreement. The LPSC’s refund claims include, among other things, allegations that: (1) System Energy should not have included certain sale-leaseback transaction costs in prepayments; (2) System Energy should have credited rate base to reflect the time value of money associated with the advance collection of lease payments; (3) System Energy incorrectly included refueling outage costs that were recorded in account 174 in rate base; and (4) System Energy should have excluded several accumulated deferred income tax balances in account 190 from rate base. The LPSC is also seeking a retroactive adjustment to retained earnings and capital structure in conjunction with the implementation of its proposed refunds. In addition, the LPSC seeks amendments to the Unit Power Sales Agreement going forward to address below-the-line costs, incentive compensation, the working capital allowance, litigation expenses, and the 2019 termination of the capital funds agreement. The APSC argues that: (1) System Energy should have included borrowings from the Entergy System money pool in its determination of short-term debt in its cost of capital; and (2) System Energy should credit customers with System Energy’s allocation of earnings on money pool investments. The City Council alleges that System Energy has maintained excess cash on hand in the money pool and that retention of excess cash was imprudent. Based on this allegation, the City Council’s witness recommends a refund of approximately $98.8 million for the period 2004-September 2021 or other alternative relief. The City Council further recommends that the FERC impose a hypothetical equity ratio such as 48.15% equity to capital on a prospective basis.

In January 2022, System Energy filed answering testimony arguing that the FERC should not order refunds for prior periods or any prospective amendments to the Unit Power Sales Agreement. In response to the LPSC’s refund claims, System Energy argues, among other things, that (1) the inclusion of sale-leaseback transaction costs in prepayments was correct; (2) that the filed rate doctrine bars the request for a retroactive credit to rate base for the time value of money associated with the advance collection of lease payments; (3) that an accounting misclassification for deferred refueling outage costs has been corrected, caused no harm to customers, and requires no refunds; and (4) that its accounting and ratemaking treatment of specified accumulated deferred income tax balances in account 190 has been correct. System Energy further responds that no retroactive adjustment to retained earnings or capital structure should be ordered because there is no general policy requiring such a remedy and there was no showing that the retained earnings element of the capital structure was incorrectly implemented. Further, System Energy presented evidence that all of the costs that are being challenged were long known to the retail regulators and were approved by them for inclusion in retail rates, and the attempt to retroactively challenge these costs, some of which have been included in rates for decades, is unjust and unreasonable. In response to the LPSC’s proposed going-forward adjustments, System Energy presents evidence to show that none of the proposed adjustments are needed. On the issue of below-the-line expenses, during discovery procedures System Energy identified a historical allocation error in certain months and agreed to provide a bill credit to customers to correct the error. In response to the APSC’s claims, System Energy argues that the Unit Power Sales Agreement does not include System Energy’s borrowings from the Entergy System money pool or earnings on deposits to the Entergy System money pool in the determination of the cost of capital; and accordingly, no refunds are appropriate on those issues. In response to the City Council’s claims, System Energy argues that it has reasonably managed its cash and that the City Council’s theory of cash management is defective because it fails to adequately consider the relevant cash needs of System Energy and it makes faulty presumptions about the operation of the Entergy System money pool. System Energy further points out that the issue of its capital structure is already subject to pending FERC litigation.

Grand Gulf Prudence Complaint

The second of the additional complaints was filed at the FERC in March 2021 by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. The second complaint contains two primary allegations. First, it alleges that, based on the plant’s capacity factor and alleged safety performance, System Energy and the other respondents imprudently operated Grand Gulf during the period 2016-2020, and it seeks refunds of at least $360 million in alleged replacement energy costs, in addition to other costs, including those that can only be identified upon further investigation. Second, it alleges that the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

performance and/or management of the 2012 extended power uprate of Grand Gulf was imprudent, and it seeks refunds of all costs of the 2012 uprate that are determined to result from imprudent planning or management of the project. In addition to the requested refunds, the complaint asks that the FERC modify the Unit Power Sales Agreement to provide for full cost recovery only if certain performance indicators are met and to require pre-authorization of capital improvement projects in excess of $125 million before related costs may be passed through to customers in rates. In April 2021, System Energy and the other respondents filed their motion to dismiss and answer to the complaint. System Energy requested that the FERC dismiss the claims within the complaint. With respect to the claim concerning operations, System Energy argues that the complaint does not meet its legal burden because, among other reasons, it fails to allege any specific imprudent conduct. With respect to the claim concerning the uprate, System Energy argues that the complaint fails because, among other reasons, the complainants’ own conduct prevents them from raising a serious doubt as to the prudence of the uprate. System Energy also requests that the FERC dismiss other elements of the complaint, including the proposed modifications to the Unit Power Sales Agreement, because they are not warranted. Additional responsive pleadings were filed by the complainants and System Energy during the period from March through July 2021. The pleadings are pending FERC action.

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

In October 2020, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments in connection with the issuance of shorter-term mortgage bonds to provide interim financing for restoration costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta. Subsequently, Entergy Louisiana and the LPSC staff filed a joint motion seeking approval to exclude from the derivation of Entergy Louisiana’s capital structure and cost rate of debt for ratemaking purposes, including the allowance for funds used during construction, shorter-term debt up to $1.1 billion issued by Entergy Louisiana to fund costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta costs on an interim basis. In November 2020 the LPSC issued an order approving the joint motion, and Entergy Louisiana issued $1.1 billion of 0.62% Series mortgage bonds due November 2023. Also in November 2020, Entergy Louisiana withdrew $257 million from its funded storm reserves.

In February 2021 two winter storms (collectively, Winter Storm Uri) brought freezing rain and ice to Louisiana. Ice accumulation sagged or downed trees, limbs and power lines, causing damage to Entergy Louisiana’s transmission and distribution systems. The additional weight of ice caused trees and limbs to fall into power lines and other electric equipment. When the ice melted, it affected vegetation and electrical equipment, causing additional outages. As discussed above in “Fuel and purchased power recovery,” Entergy Louisiana recovered the incremental fuel costs associated with Winter Storm Uri over a five-month period from April 2021 through August 2021.

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by these storms are currently estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital

Entergy Corporation and Subsidiaries
Notes to Financial Statements

costs. Including carrying costs through January 2022, Entergy Louisiana is seeking an LPSC determination that $2.11 billion was prudently incurred and, therefore, is eligible for recovery from customers. Additionally, Entergy Louisiana is requesting that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million is appropriate. In July 2021, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. As previously discussed, in August 2021, Hurricane Ida caused extensive damage to Entergy Louisiana’s distribution and, to a lesser extent, transmission systems resulting in widespread power outages. In September 2021, Entergy Louisiana supplemented the application with a request to establish and securitize a $1 billion restricted storm escrow account for Hurricane Ida related restoration costs, subject to a subsequent prudence review. In total, Entergy Louisiana requested authorization for the issuance of system restoration bonds in one or more series in an aggregate principal amount of $3.18 billion, which includes the costs of re-establishing and funding a storm damage escrow account, carrying costs and unamortized debt costs on interim financing, and issuance costs. After filing of testimony by LPSC staff and intervenors, which generally supported or did not oppose Entergy Louisiana’s requests, the parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in February 2022. The settlement agreement contains the following key terms: $2.1 billion of restoration costs from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and are eligible for recovery; carrying costs of $51 million are recoverable; a $290 million cash storm reserve should be re-established; a $1 billion reserve should be established to partially pay for Hurricane Ida restoration costs; and Entergy Louisiana is authorized to finance $3.186 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. The LPSC voted to approve the settlement at its February 2022 meeting.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In July 2010 the LCDA issued two series of bonds totaling $713.0 million under Act 55.  From the $702.7 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $290 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $412.7 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana used $412.7 million to acquire 4,126,940.15 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In July 2008 the LPFA issued $687.7 million in bonds under the aforementioned Act 55.  From the $679 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $527 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $545 million, including $17.8 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 5,449,861.85 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate.  In August 2008 the LPFA issued $278.4 million in bonds under the aforementioned Act 55.  From the $274.7 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $87 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $187.7 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $189.4 million, including $1.7 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 1,893,918.39 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Texas

Hurricane Laura, Hurricane Delta, and Winter Storm Uri

In August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to distribution and transmission infrastructure, and the loss of sales during the power outages. In April 2021, Entergy Texas filed an application with the PUCT requesting a determination that approximately $250 million of system restoration costs associated with Hurricane Laura, Hurricane Delta, and Winter Storm Uri, including approximately $200 million in capital costs and approximately $50 million in non-capital costs, were reasonable and necessary to enable Entergy Texas to restore electric service to its customers and Entergy Texas’s electric utility infrastructure. The filing also included the projected balance of approximately $13 million of a regulatory asset containing previously approved system restoration costs related to Hurricane Harvey. In September 2021 the parties filed an unopposed settlement agreement, pursuant to which Entergy Texas removed from the amount to be securitized approximately $4.3 million that will instead be charged to its storm reserve, $5 million related to no particular issue, of which Entergy Texas would be permitted to seek recovery in a future proceeding, and approximately $300 thousand related to attestation costs. In December 2021 the PUCT issued an order approving the unopposed settlement and determining system restoration costs of $243 million related to Hurricane Laura, Hurricane Delta, and Winter Storm Uri and the $13 million projected remaining balance of the Hurricane Harvey system restoration costs were eligible for securitization. The order also determines that Entergy Texas can recover carrying costs on the system restoration costs related to Hurricane Laura, Hurricane Delta, and Winter Storm Uri.

In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of the system restoration costs that are the subject of the April 2021 application. In November 2021 the parties filed an unopposed settlement agreement supporting the issuance of a financing order consistent with Entergy Texas’s application and with minor adjustments to certain upfront and ongoing costs to be incurred to facilitate the issuance and serving of system restoration bonds. In January 2022 the PUCT issued a financing order consistent with the unopposed settlement.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.    INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income taxes for 2021, 2020, and 2019 for Entergy Corporation and Subsidiaries consist of the following:

	2021	2020	2019
	(In Thousands)
Current:
Federal	($5,003)	$5,807	($14,416)
State	(8,995)	57,939	6,535
Total	(13,998)	63,746	(7,881)
Deferred and non-current - net	205,891	(190,635)	(155,956)
Investment tax credit adjustments - net	(519)	5,383	(5,988)
Income taxes	$191,374	($121,506)	($169,825)

Income taxes for 2021, 2020, and 2019 for Entergy’s Registrant Subsidiaries consist of the following:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($20,285)	($24,053)	($5,868)	($6,724)	($189)	$29,416
State	529	2,459	(11,506)	(413)	1,261	(10,258)
Total	(19,756)	(21,594)	(17,374)	(7,137)	1,072	19,158
Deferred and non-current - net	96,180	146,786	60,861	12,870	25,087	(25,229)
Investment tax credit adjustments - net	(1,229)	(4,783)	1,836	203	(633)	4,094
Income taxes	$75,195	$120,409	$45,323	$5,936	$25,526	($1,977)

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($44,627)	$62,728	($14,580)	$293	($5,603)	$372,206
State	(2,563)	4,457	(1,316)	(303)	2,658	55,551
Total	(47,190)	67,185	(15,896)	(10)	(2,945)	427,757
Deferred and non-current - net	96,195	(444,647)	43,640	(18,153)	6,619	(405,928)
Investment tax credit adjustments - net	(1,228)	(4,862)	(554)	13,956	(632)	(1,286)
Income taxes	$47,777	($382,324)	$27,190	($4,207)	$3,042	$20,543

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($14,549)	($20,173)	($8,939)	($5,822)	$16,035	$16,256
State	(714)	(735)	5,823	1,856	663	(2,831)
Total	(15,263)	(20,908)	(3,116)	(3,966)	16,698	13,425
Deferred and non-current - net	(30,278)	147,453	34,579	4,248	(69,963)	422
Investment tax credit adjustments - net	(1,228)	(4,922)	(597)	(96)	(631)	1,502
Income taxes	($46,769)	$121,623	$30,866	$186	($53,896)	$15,349

Total income taxes for Entergy Corporation and Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before income taxes.  The reasons for the differences for the years 2021, 2020, and 2019 are:

	2021	2020	2019
	(In Thousands)
Net income attributable to Entergy Corporation	$1,118,492	$1,388,334	$1,241,226
Preferred dividend requirements of subsidiaries	227	18,319	17,018
Consolidated net income	1,118,719	1,406,653	1,258,244
Income taxes	191,374	(121,506)	(169,825)
Income before income taxes	$1,310,093	$1,285,147	$1,088,419
Computed at statutory rate (21%)	$275,120	$269,881	$228,568
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	79,273	60,087	61,791
Regulatory differences - utility plant items	(57,556)	(53,229)	(45,336)
Equity component of AFUDC	(14,799)	(25,080)	(30,444)
Amortization of investment tax credits	(7,695)	(8,386)	(8,093)
Flow-through / permanent differences	(5,585)	11,099	(2,059)
Amortization of excess ADIT (a)	(66,478)	(59,629)	(205,614)
Arkansas and Louisiana Rate Changes (b)	(27,108)	—	—
IRS audit adjustment (d)	—	(301,041)	—
Entergy Wholesale Commodities restructuring (c)	—	(9,223)	(173,725)
Stock compensation (e)	—	(25,591)	—
Charitable contribution (c)	—	—	(19,101)
Net operating loss recognition	—	—	(41,427)
Provision for uncertain tax positions	16,533	15,208	7,332
Valuation allowance	(2,600)	—	59,345
Other - net	2,269	4,398	(1,062)
Total income taxes as reported	$191,374	($121,506)	($169,825)
Effective Income Tax Rate	14.6%	(9.5%)	(15.6%)

(a)See “Other Tax Matters - Tax Cuts and Jobs Act” below for discussion of the amortization of excess accumulated deferred income taxes (ADIT) in 2019, 2020, and 2021 and the tax legislation enactment in 2017.
(b)See “Arkansas and Louisiana Corporate Income Tax Rate Changes” below for details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(c)See “Other Tax Matters - Entergy Wholesale Commodities Restructuring” below for discussion of the Entergy Wholesale Commodities restructuring in 2019, the ownership of Palisades restructuring in 2020, and the charitable contribution in 2019.
(d)See “Income Tax Audits - 2014-2015 IRS Audit” below for discussion of the resolution of the audit in 2020.
(e)See “Other Tax Matters - Stock Compensation” below for discussion of excess tax deductions.

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2021, 2020, and 2019 are:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$298,484	$653,984	$166,834	$31,798	$228,824	$106,814
Income taxes	75,195	120,409	45,323	5,936	25,526	(1,977)
Pretax income	$373,679	$774,393	$212,157	$37,734	$254,350	$104,837
Computed at statutory rate (21%)	$78,473	$162,623	$44,553	$7,924	$53,413	$22,016
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	19,633	41,030	9,305	2,579	1,553	5,385
Regulatory differences - utility plant items	(16,078)	(14,123)	(8,133)	(4,332)	(2,115)	(12,776)
Equity component of AFUDC	(3,207)	(6,016)	(1,701)	(498)	(2,077)	(1,300)
Amortization of investment tax credits	(1,201)	(4,729)	64	(56)	(617)	(1,155)
Flow-through / permanent differences	(814)	(2,655)	124	1,559	(475)	(1,235)
Amortization of excess ADIT (a)	(5,845)	(24,323)	—	(1,028)	(21,929)	(13,354)
Arkansas and Louisiana Rate Changes (b)	398	(6,126)	395	(1,569)	216	115
Non-taxable dividend income	—	(26,801)	—	—	—	—
Provision for uncertain tax positions	353	300	465	1,200	(2,716)	200
Valuation Allowance	2,766	—	—	—	—	—
Other - net	717	1,229	251	157	273	127
Total income taxes as reported	$75,195	$120,409	$45,323	$5,936	$25,526	($1,977)
Effective Income Tax Rate	20.1%	15.5%	21.4%	15.7%	10.0%	(1.9%)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$245,232	$1,082,352	$140,583	$49,338	$215,073	$99,131
Income taxes	47,777	(382,324)	27,190	(4,207)	3,042	20,543
Pretax income	$293,009	$700,028	$167,773	$45,131	$218,115	$119,674
Computed at statutory rate (21%)	$61,532	$147,006	$35,232	$9,478	$45,804	$25,132
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	16,256	38,182	6,917	2,606	1,460	5,524
Regulatory differences - utility plant items	(8,034)	(23,819)	(7,441)	(3,442)	(7,673)	(2,821)
Equity component of AFUDC	(3,154)	(8,012)	(1,412)	(1,331)	(9,255)	(1,916)
Amortization of investment tax credits	(1,201)	(4,811)	(540)	(61)	(617)	(1,155)
Flow-through / permanent differences	(2,219)	1,404	(102)	498	766	(421)
Amortization of excess ADIT (a)	(6,011)	(26,293)	18	(4,564)	(22,780)	—
Stock compensation (d)	(4,952)	(9,004)	(2,763)	(1,526)	(2,842)	(1,300)
IRS audit adjustment (c)	(6,351)	(471,702)	(3,768)	(6,819)	(2,091)	(2,925)
Non-taxable dividend income	—	(26,795)	—	—	—	—
Provision for uncertain tax positions	1,200	300	800	800	—	300
Other - net	711	1,220	249	154	270	125
Total income taxes as reported	$47,777	($382,324)	$27,190	($4,207)	$3,042	$20,543
Effective Income Tax Rate	16.3%	(54.6%)	16.2%	(9.3%)	1.4%	17.2%

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$262,964	$691,537	$119,925	$52,629	$159,397	$99,120
Income taxes	(46,769)	121,623	30,866	186	(53,896)	15,349
Pretax income	$216,195	$813,160	$150,791	$52,815	$105,501	$114,469
Computed at statutory rate (21%)	$45,401	$170,764	$31,666	$11,091	$22,155	$24,039
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	15,954	42,854	5,563	3,443	360	5,134
Regulatory differences - utility plant items	(10,627)	(19,421)	(5,556)	(1,532)	(1,987)	(6,213)
Equity component of AFUDC	(3,255)	(15,545)	(1,755)	(2,088)	(5,973)	(1,829)
Amortization of investment tax credits	(1,201)	(4,871)	(160)	(88)	(617)	(1,155)
Flow-through / permanent differences	696	439	160	(741)	560	(500)
Amortization of excess ADIT (a)	(90,921)	(28,531)	203	(11,724)	(69,091)	(5,550)
Non-taxable dividend income	—	(26,795)	—	—	—	—
Provision for uncertain tax positions	(3,517)	1,519	500	1,672	430	1,300
Other - net	701	1,210	245	153	267	123
Total income taxes as reported	($46,769)	$121,623	$30,866	$186	($53,896)	$15,349
Effective Income Tax Rate	(21.6%)	15.0%	20.5%	0.4%	(51.1%)	13.4%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)See “Other Tax Matters - Tax Cuts and Jobs Act” below for discussion of the amortization of excess accumulated deferred income taxes (ADIT) in 2019, 2020 and 2021 and the tax legislation enactment in 2017.
(b)See “Arkansas and Louisiana Corporate Income Tax Rate Changes” below for details.
(c)See “Income Tax Audits - 2014-2015 IRS Audit” below for discussion of the resolution of the audit in 2020.
(d)See “Other Tax Matters - Stock Compensation” below for discussion of excess tax deductions.

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and Subsidiaries as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($6,136,563)	($4,795,422)
Regulatory assets	(930,244)	(429,996)
Nuclear decommissioning trusts/receivables	(656,185)	(1,188,235)
Pension, net regulatory asset	(322,788)	(327,445)
Combined unitary state taxes	(7,255)	(7,723)
Unbilled/deferred revenues	—	(9,152)
Accumulated storm damage provision	(207,243)	—
Deferred fuel	(85,310)	(7,667)
Other	(341,450)	(549,355)
Total	(8,687,038)	(7,314,995)
Deferred tax assets:
Nuclear decommissioning liabilities	278,136	968,464
Regulatory liabilities	1,318,381	791,927
Pension and other post-employment benefits	208,128	278,486
Sale and leaseback	102,474	102,477
Compensation	79,798	89,279
Accumulated deferred investment tax credit	57,986	57,379
Provision for allowances and contingencies	82,286	71,598
Power purchase agreements	55,259	352,019
Unbilled/deferred revenues	26,683	—
Net operating loss carryforwards	2,868,424	1,580,109
Capital losses and miscellaneous tax credits	11,111	21,291
Valuation allowance	(325,239)	(328,581)
Other	200,032	230,291
Total	4,963,459	4,214,739
Non-current accrued taxes (including unrecognized tax benefits)	(929,032)	(1,185,227)
Accumulated deferred income taxes and taxes accrued	($4,652,611)	($4,285,483)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s estimated tax attributes carryovers and their expiration dates as of December 31, 2021 are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration

Federal net operating losses before 1/1/2018	$6.2 billion	2023-2027
Federal net operating losses - 1/1/2018 forward	$21.1 billion	N/A
State net operating losses	$7.4 billion	2022-2041
State net operating losses with no expiration	$16.7 billion	N/A
Federal and state charitable contributions	$460.8 million	2022-2026
Miscellaneous federal and state credits	$73.1 million	2022-2041

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

Because it is more likely than not that the benefits from certain state net operating losses and other deferred tax assets will not be utilized, valuation allowances totaling $325 million as of December 31, 2021 and $329 million as of December 31, 2020 have been provided on the deferred tax assets related to federal and state jurisdictions in which Entergy does not currently expect to be able to utilize certain separate company tax return attributes, preventing realization of such deferred tax assets. As a result of incurring costs related to Hurricane Ida restoration, certain Utility operating companies are entitled to an accelerated tax deduction which generated a taxable loss in various taxing jurisdictions. This accelerated deduction has impaired the realizability of a limited term carryover tax attribute. Accordingly, the impairment contributed to the activity reflected for the valuation allowance disclosed above.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2021 and 2020 are as follows:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,158,523)	($3,429,473)	($681,968)	($192,660)	($654,252)	($433,874)
Regulatory assets	(226,687)	(530,274)	(34,799)	(30,694)	(45,470)	(61,205)
Nuclear decommissioning trusts/receivables	(175,882)	(186,382)	—	—	—	(153,610)
Pension, net regulatory asset	(92,881)	(93,681)	(22,253)	(11,429)	(19,914)	(18,033)
Deferred fuel	(27,497)	(13,686)	(30,409)	(1,600)	(10,139)	(49)
Accumulated storm damage provision	—	(193,967)	—	—	(13,276)	—
Other	(77,820)	(138,299)	(29,108)	(33,071)	(2,526)	(5,622)
Total	(1,759,290)	(4,585,762)	(798,537)	(269,454)	(745,577)	(672,393)
Deferred tax assets:
Regulatory liabilities	310,256	634,184	59,418	36,057	55,022	224,036
Nuclear decommissioning liabilities	123,568	(909)	1	(433)	94	9,432
Pension and other post-employment benefits	(26,577)	73,006	(7,793)	(16,090)	(18,793)	(1,925)
Sale and leaseback	—	—	—	—	—	102,474
Accumulated deferred investment tax credit	7,518	30,666	2,723	4,391	1,958	10,729
Provision for allowances and contingencies	24,829	21,768	10,236	5,559	7,730	—
Power purchase agreements	—	—	1,140	—	(1,202)	—
Unbilled/deferred revenues	3,331	9,919	2,306	971	10,196	—
Compensation	3,347	5,288	2,181	1,036	1,618	447
Net operating loss carryforwards	275,054	1,228,547	166,008	105,549	81	—
Capital losses and miscellaneous tax credits	—	5,141	1,258	10,977	883	1,958
Other	19,397	5,968	2,891	7,788	863	2
Total	740,723	2,013,578	240,369	155,805	58,450	347,153
Non-current accrued taxes (including unrecognized tax benefits)	(397,634)	138,330	(161,929)	(251,735)	(5,369)	(57,691)
Accumulated deferred income taxes and taxes accrued	($1,416,201)	($2,433,854)	($720,097)	($365,384)	($692,496)	($382,931)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,117,948)	($2,481,976)	($623,796)	($83,457)	($620,669)	($407,125)
Regulatory assets	(188,284)	(95,135)	(22,381)	(20,276)	(47,684)	(56,496)
Nuclear decommissioning trusts/receivables	(156,123)	(148,040)	—	—	—	(131,985)
Pension, net funding	(93,486)	(95,854)	(24,922)	(11,564)	(19,481)	(20,330)
Deferred fuel	—	(4,210)	(1,706)	(1,393)	—	(314)
Other	(54,753)	(76,735)	(27,565)	(26,334)	(141)	(12,521)
Total	(1,610,594)	(2,901,950)	(700,370)	(143,024)	(687,975)	(628,771)
Deferred tax assets:
Regulatory liabilities	273,774	218,278	56,022	31,248	47,991	163,534
Nuclear decommissioning liabilities	123,319	7,767	—	(419)	121	29,916
Pension and other post-employment benefits	(24,747)	72,724	(6,763)	(13,997)	(17,132)	(1,344)
Sale and leaseback	—	—	—	—	—	102,477
Accumulated deferred investment tax credit	7,971	31,155	2,261	4,197	2,088	9,706
Provision for allowances and contingencies	22,179	7,071	16,799	24,529	(4,094)	—
Power purchase agreements	9,662	3,381	1,140	(5,324)	(30,932)	—
Unbilled/deferred revenues	4,242	(23,382)	2,989	877	5,909	—
Compensation	2,264	3,240	1,670	761	1,308	48
Net operating loss carryforwards	119,555	363,806	54,262	26,564	53,052	—
Capital losses and miscellaneous tax credits	—	9,309	—	12,317	—	7,014
Other	16,036	6,958	3,507	8,128	2,232	2
Total	554,255	700,307	131,887	88,881	60,543	311,353
Non-current accrued taxes (including unrecognized tax benefits)	(229,784)	63,121	(78,191)	(284,571)	(11,990)	(42,417)
Accumulated deferred income taxes and taxes accrued	($1,286,123)	($2,138,522)	($646,674)	($338,714)	($639,422)	($359,835)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ estimated tax attributes carryovers and their expiration dates as of December 31, 2021 are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Federal net operating losses before 1/1/2018	$— billion	$1.7 billion	$— billion	$0.9 billion	$— billion	$— billion
Year(s) of expiration	N/A	2035-2037	N/A	2037	N/A	N/A

Federal net operating losses - 1/1/2018 forward	$4.5 billion	$4.5 billion	$2.1 billion	$0.7 billion	$2.6 billion	$— billion
Year(s) of expiration	N/A	N/A	N/A	N/A	N/A	N/A

State net operating losses	$4.8 billion	$7.2 billion	$2.3 billion	$1.7 billion	$— million	$— million
Year(s) of expiration	2023-2026	N/A	2038-2041	N/A	N/A	N/A

Misc. federal credits	$4.7 million	$12.3 million	$1.8 million	$15.3 million	$3.1 million	$1.5 million
Year(s) of expiration	2038-2041	2035-2041	2038-2041	2037-2041	2036-2041	2036-2041

State credits	$— million	$— million	$1.3 million	$—million	$2.9 million	$9 million
Year(s) of expiration	N/A	N/A	2022-2025	N/A	2027	2022-2025

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

	2021	2020	2019
	(In Thousands)
Gross balance at January 1	$5,699,339	$7,383,154	$7,181,482
Additions based on tax positions related to the current year	101,623	669,207	731,276
Additions for tax positions of prior years	33,419	98,591	151,628
Reductions for tax positions of prior years	(74,413)	(935,735)	(681,232)
Settlements	—	(1,515,878)	—
Gross balance at December 31	5,759,968	5,699,339	7,383,154
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(4,987,799)	(4,710,214)	(5,831,587)
Cash paid to taxing authorities	(60,000)	(10,000)	(10,000)
Unrecognized tax benefits net of unused tax attributes, refund claims and payments (a)	$712,169	$979,125	$1,541,567

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)Potential tax liability above what is payable on tax returns

The balances of unrecognized tax benefits include $2,256 million, $2,208 million, and $2,421 million as of December 31, 2021, 2020, and 2019, respectively, which, if recognized, would lower the effective income tax rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $3,504 million, $3,491 million, and $4,962 million as of December 31, 2021, 2020, and 2019, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Entergy accrues interest expense, if any, related to unrecognized tax benefits in income tax expense.  Entergy’s December 31, 2021, 2020, and 2019 accrued balance for the possible payment of interest is approximately $52 million, $44 million, and $48 million, respectively. Interest (net-of-tax) of $8 million, ($4) million, and $4 million was recorded in 2021, 2020, and 2019, respectively.

A reconciliation of the Registrant Subsidiaries’ beginning and ending amount of unrecognized tax benefits for 2021, 2020, and 2019 is as follows:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2021	$1,364,635	$640,295	$549,717	$639,546	$521,932	$21,652
Additions based on tax positions related to the current year	30,419	13,437	684	1,050	32,616	1,753
Additions for tax positions of prior years	15,013	9,304	1,504	6	2,315	1,897
Reductions for tax positions of prior years	(1,573)	(58,408)	(2,336)	(1,105)	(4,568)	(1,946)
Gross balance at December 31, 2021	1,408,494	604,628	549,569	639,497	552,295	23,356
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(992,643)	(604,628)	(388,728)	(484,899)	(540,694)	(8,576)
Unrecognized tax benefits net of unused tax attributes and payments	$415,851	$—	$160,841	$154,598	$11,601	$14,780

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2020	$1,341,242	$2,381,653	$566,287	$716,773	$21,406	$473,331
Additions based on tax positions related to the current year (a)	9,403	35,681	5,619	2,430	504,362	4,013
Additions for tax positions of prior years	13,400	10,508	1,156	294	799	4,606
Reductions for tax positions of prior years	(11,346)	(679,601)	(24,173)	(80,267)	(5,559)	(41,466)
Settlements	11,936	(1,107,946)	828	316	924	(418,832)
Gross balance at December 31, 2020	1,364,635	640,295	549,717	639,546	521,932	21,652
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(1,112,628)	(640,295)	(465,679)	(451,922)	(507,720)	(7,413)
Unrecognized tax benefits net of unused tax attributes and payments	$252,007	$—	$84,038	$187,624	$14,212	$14,239

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2019	$1,298,662	$2,400,171	$508,765	$686,687	$17,802	$467,487
Additions based on tax positions related to the current year	84,335	28,705	68,594	40,676	2,312	5,496
Additions for tax positions of prior years	20,399	25,090	1,651	489	1,299	2,186
Reductions for tax positions of prior years	(62,154)	(72,313)	(12,723)	(11,079)	(7)	(1,838)
Gross balance at December 31, 2019	1,341,242	2,381,653	566,287	716,773	21,406	473,331
Offsets to gross unrecognized tax benefits:
Loss and tax credit carryovers	(1,134,187)	(1,573,257)	(506,976)	(445,430)	(3,944)	(8,392)
Unrecognized tax benefits net of unused tax attributes and payments	$207,055	$808,396	$59,311	$271,343	$17,462	$464,939

(a)The primary additions for Entergy Texas in 2020 are related to the mark-to-market treatment discussed in “Other Tax Matters - Tax Accounting Methods” below.

The Registrant Subsidiaries’ balances of unrecognized tax benefits included amounts which, if recognized, would have reduced income tax expense as follows:

	December 31,
	2021	2020	2019
	(In Millions)
Entergy Arkansas	$262.1	$259.3	$203.3
Entergy Louisiana	$66.3	$63.8	$556.3
Entergy Mississippi	$51.7	$50.7	$1.9
Entergy New Orleans	$228.6	$203.5	$242.7
Entergy Texas	$2.6	$6.1	$5.7
System Energy	$1.7	$0.5	$—

Accrued balances for the possible payment of interest related to unrecognized tax benefits are as follows:

	December 31,
	2021	2020	2019
	(In Millions)
Entergy Arkansas	$2.7	$2.3	$3.1
Entergy Louisiana	$3.7	$3.4	$14.2
Entergy Mississippi	$2.4	$1.9	$1.7
Entergy New Orleans	$5.2	$3.9	$4.7
Entergy Texas	$1.1	$0.9	$1.1
System Energy	$12.1	$11.9	$14.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries record interest and penalties related to unrecognized tax benefits in income tax expense.  No penalties were recorded in 2021, 2020, and 2019. Interest (net-of-tax) was recorded as follows:

	2021	2020	2019
	(In Millions)
Entergy Arkansas	$0.4	($0.8)	$1.4
Entergy Louisiana	$0.3	($10.8)	($3.7)
Entergy Mississippi	$0.5	$0.2	$0.5
Entergy New Orleans	$1.3	($0.8)	$2.0
Entergy Texas	$0.2	($0.2)	$0.2
System Energy	$0.2	($2.6)	$1.3

Income Tax Audits

Entergy and its subsidiaries file U.S. federal and various state income tax returns.  IRS examinations are complete for years before 2016. All state taxing authorities’ examinations are complete for years before 2014. Entergy regularly defends its positions and works with the IRS to resolve audits.  The resolution of audit issues could result in significant changes to the amounts of unrecognized tax benefits in the next twelve months.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

TCJA also limited the deduction for net business interest expense to 30 percent of adjusted taxable income, which is similar to earnings before interest, taxes, depreciation, and amortization. The limitation does not apply to interest expense that is properly allocable to a trade or business classified as a regulated public utility. This was further modified by a temporary provision of the CARES Act resulting in an increase of the adjusted taxable income limitation from 30% to 50% for tax years that begin in 2019 or 2020.

The IRS issued final regulations which are effective for Entergy beginning with the 2021 tax year. The regulations provide that if 90% of a tax group’s consolidated assets consist of regulated utility property, the entire consolidated tax group will be treated as a regulated public utility and all of the consolidated group’s interest expense will be currently tax deductible. Entergy expects that this provision will continue to apply to Entergy’s business operations making the application of this limitation to Entergy less likely. The provision has not resulted in Entergy having to report any significant business interest expense limitations on its tax returns.

With respect to the federal corporate income tax rate change from 35% to 21% in 2017, Entergy and the Registrant Subsidiaries recorded a regulatory liability associated with the decrease in the net accumulated deferred income tax liability, which is often referred to as “excess ADIT,” a significant portion of which has been paid to customers in 2019, 2020 and 2021 in the form of lower rates. Entergy’s December 31, 2021 and December 31, 2020 balance sheets reflect a regulatory liability of $1.3 billion and $1.6 billion, respectively, as a result of the re-measurement of deferred tax assets and liabilities from the income tax rate change, amortization of excess ADIT, and payments to customers during 2019, 2020 and 2021. Entergy’s regulatory liability for income taxes includes a gross-up at the applicable tax rate because of the effect that excess ADIT has on the ratemaking formula. The regulatory liability for income taxes includes the effect of a) the reduction of the net deferred tax liability resulting in excess ADIT, and b) the tax gross-up of excess ADIT. The Registrant Subsidiaries’ December 31, 2021 and December 31, 2020 balance sheets reflect net regulatory liabilities for income taxes as follows:

	2021	2020
	(In Millions)
Entergy Arkansas	$432	$467
Entergy Louisiana	$338	$479
Entergy Mississippi	$212	$224
Entergy New Orleans	$42	$59
Entergy Texas	$171	$205
System Energy	$113	$152

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Excess ADIT is generally classified into two categories: 1) the portion that is subject to the normalization requirements of the TCJA, i.e., “protected”, and 2) the portion that is not subject to such normalization provisions, referred to as “unprotected”. The TCJA provides that the normalization method of accounting for income taxes is required for excess ADIT associated with public utility property. The TCJA provides for the use of the average rate assumption method (ARAM) for the determination of the timing of the return of excess ADIT associated with such property. Under ARAM, the excess ADIT is reduced over the remaining life of the asset. Remaining asset lives vary for each Registrant Subsidiary, but the average life of public utility property is typically 30 years or longer. Entergy will amortize the protected portion of the excess ADIT in conformity with the normalization requirements. The Registrant Subsidiaries’ net regulatory liability for income taxes as of December 31, 2021 and December 31, 2020, includes protected excess ADIT as follows:

	2021	2020
	(In Millions)
Entergy Arkansas	$463	$490
Entergy Louisiana	$669	$721
Entergy Mississippi	$237	$248
Entergy New Orleans	$56	$61
Entergy Texas	$208	$215
System Energy	$148	$173

Payment of the unprotected excess accumulated deferred income taxes results in a reduction in the regulatory liability for income taxes and a corresponding reduction in income tax expense. This has a significant effect on the effective tax rate for the period as compared to the statutory tax rate. The Registrant Subsidiaries’ net regulatory liability for income taxes as of December 31, 2021 and December 31, 2020, includes unprotected excess ADIT as follows:

	2021	2020
	(In Millions)
Entergy Arkansas	$12	$11
Entergy Louisiana	$148	$223
Entergy New Orleans	$—	$3
Entergy Texas	$26	$54
System Energy	$—	$16

The return of unprotected excess accumulated deferred income taxes reduced Entergy’s and the Registrant Subsidiaries’ regulatory liability for income taxes as follows for 2021 and 2020:

	2021	2020
	(In Millions)
Entergy	$88	$74
Entergy Arkansas	$8	$8
Entergy Louisiana	$33	$31
Entergy New Orleans	$1	$6
Entergy Texas	$28	$29
System Energy	$18	$—

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

Entergy anticipates that the effect of TCJA may continue to have ramifications that require adjustments in the future as certain events occur. These events include: 1) IRS audit adjustments to or amendments of federal and state income tax returns that include modifications to the computation of taxable income resulting from TCJA; and 2) additional guidance, interpretations, or rulings by the U.S. Department of the Treasury or the IRS. The potential exists for these types of events to result in future tax expense adjustments because of the difference in the federal corporate income tax rate between past and future periods and the effect of the tax rate change on ratemaking. In turn, these events also could potentially affect the regulatory liability for income taxes.

Coronavirus Aid, Relief, and Economic Security Act

In response to the economic impacts of the COVID-19 pandemic, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) into law on March 27, 2020. The CARES Act provisions that result in the most significant opportunities for tax relief to Entergy and the Registrant Subsidiaries are (i) permitting a five-year carryback of 2018-2020 NOLs, (ii) removing the 80 percent limitation on NOLs carried to tax years beginning before 2021, (iii) increasing the limitation on interest expense deductibility for 2019 and 2020, (iv) accelerating available refunds for minimum tax credit carryforwards, modifying limitations on charitable contributions during 2020, and (v) delaying the payment of employer payroll taxes. Entergy deferred approximately $64 million of 2020 payroll tax payments, payable in equal installments over two years. The initial installment of $32 million was paid in December 2021. The second installment will be paid in December 2022.

Entergy Wholesale Commodities Restructuring

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

In the fourth quarter 2020, Entergy’s ownership of Palisades was restructured. The restructuring required Entergy to recognize Palisades’ nuclear decommissioning liability for income tax purposes resulting in a tax accounting permanent difference that reduced income tax expense, net of unrecognized tax benefits, by $9.2 million. The accrual of the nuclear decommissioning liability also required Entergy to recognize a gain for income tax purposes, a portion of which resulted in an increase in the tax basis of the assets. Recognition of the gain and the increase in the tax basis of the assets represents a tax accounting temporary difference.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Arkansas and Louisiana Corporate Income Tax Rate Changes

In April 2019 and December 2021 the State of Arkansas enacted corporate income tax law changes that phased in rate reductions from the former rate of 6.5% to 6.2% in 2021, 5.9% in 2022, and 5.7% in 2023.    As a result of the 2019 rate reduction, Entergy Arkansas computed a regulatory liability for income taxes as of December 31, 2020 of approximately $21 million, which includes a tax gross-up related to the treatment of income taxes in the retail and wholesale ratemaking formulas and has been included in the appropriate rate mechanisms. Entergy Arkansas recorded an incremental regulatory liability of $11 million associated with the rate reduction enacted in December 2021. The Arkansas tax law enactment also phases in an increase to the net operating loss carryover period from five to ten years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Pursuant to legislation enacted in 2021 and approved by Louisiana citizens by amendment to the state constitution, beginning January 1, 2022, federal income taxes paid will no longer be deductible for state income tax purposes, and the top Louisiana corporate income tax rate will be reduced from 8% to 7.5%. As a result of this change in Louisiana tax law, the Louisiana applicable tax rate increased by 0.85%. Accordingly, deferred tax assets and liabilities were adjusted to reflect the new applicable federal and state rates. Legislation enacted in 2021 also provides that Louisiana net operating losses generally have an indefinite carryover period.

Entergy recorded a net increase to its deferred tax asset of $27 million. Entergy Louisiana and Entergy New Orleans recorded net increases to their deferred tax liabilities before consideration of the tax gross-up of $77 million and $8 million, respectively, which were offset by regulatory assets for income taxes. Therefore, these increases had no effect on tax expense. However, the increase of deferred tax assets associated with certain assets reduced tax expense for Entergy Louisiana and Entergy New Orleans by $6 million and $2 million, respectively.

Consolidated Income Tax Return of Entergy Corporation

In September 2019, Entergy Utility Holding Company, LLC and its regulated, wholly-owned subsidiaries including Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, became eligible to and joined the Entergy Corporation consolidated federal income tax group.  As a result of these four Utility operating companies re-joining the Entergy Corporation consolidated tax return group, Entergy was able to recognize a $41 million deferred tax asset associated with a previously unrecognized net operating loss carryover.

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2026.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2021 was 1.60% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2021.

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of December 31, 2021, Entergy Corporation had $1.201 billion of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2021 was 0.28%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2021 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2021	Letters of Credit Outstanding as of December 31, 2021
Entergy Arkansas	April 2022	$25 million (b)	2.75%	—	—
Entergy Arkansas	June 2026	$150 million (c)	1.23%	—	—
Entergy Louisiana	June 2026	$350 million (c)	1.32%	$125 million	—
Entergy Mississippi	April 2022	$10 million (d)	1.60%	—	—
Entergy Mississippi	April 2022	$35 million (d)	1.60%	—	—
Entergy Mississippi	April 2022	$37.5 million (d)	1.60%	—	—
Entergy New Orleans	June 2024	$25 million (c)	1.73%	—	—
Entergy Texas	June 2026	$150 million (c)	1.60%	—	$1.3 million

(a)The interest rate is the estimated interest rate as of December 31, 2021 that would have been applied to outstanding borrowings under the facility.
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The commitment fees on the credit facilities range from 0.075% to 0.375% of the undrawn commitment amount for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas, and of the entire facility amount for Entergy New Orleans. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization. Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2021:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2021 (a) (b)
Entergy Arkansas	$25 million	0.78%	$8.5 million
Entergy Louisiana	$125 million	0.78%	$15.0 million
Entergy Mississippi	$65 million	0.78%	$9.3 million
Entergy New Orleans	$15 million	1.00%	$1.0 million
Entergy Texas	$80 million	0.875%	$79.6 million

(a)     As of December 31, 2021, letters of credit posted with MISO covered financial transmission right exposure of $0.2 million for Entergy Mississippi and $0.1 million for Entergy Texas. See Note 15 to the financial statements for discussion of financial transmission rights.
(b)    As of December 31, 2021, in addition to the $9.3 million MISO letter of credit, Entergy Mississippi has $1 million of non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized short-term borrowing limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through October 2023. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2021 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$140
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$80
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The

Entergy Corporation and Subsidiaries
Notes to Financial Statements

credit facility has a borrowing capacity of $139 million and expires in December 2022. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of December 31, 2021, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the year ended December 31, 2021 was 1.67% on the drawn portion of the facility. See Note 14 to the financial statements for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of December 31, 2021:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of December 31, 2021
	(Dollars in Millions)
Entergy Arkansas VIE	June 2024	$80	1.17%	$4.8
Entergy Louisiana River Bend VIE	June 2024	$105	1.15%	$42.7
Entergy Louisiana Waterford VIE	June 2024	$105	1.16%	$39.6
System Energy VIE	June 2024	$120	1.16%	$36.1

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of December 31, 2021 as follows:

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

Entergy Arkansas, Entergy Louisiana, and System Energy each has obtained financing authorization from the FERC that extend through October 2023 for issuances by their nuclear fuel company variable interest entities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2021 and 2020 consisted of:

Type of Debt and Maturity	Weighted Average Interest Rate December 31, 2021	Interest Rate Ranges at December 31,		Outstanding at December 31,
		2021	2020	2021	2020
				(In Thousands)
Mortgage Bonds
2021-2025	2.70%	0.62% - 5.59%	0.62% - 5.59%	$5,228,000	$4,978,000
2026-2030	3.13%	1.50%- 4.44%	1.6% - 4.44%	3,965,000	3,835,000
2031-2041	3.31%	1.75% - 4.52%	1.75% - 4.52%	3,612,000	2,252,000
2044-2066	4.06%	2.65% - 5.5%	2.65% - 5.5%	6,980,000	6,380,000
Governmental Bonds (a)
2022-2044	2.43%	2.0% - 2.5%	2.375% - 3.5%	332,680	377,680
Securitization Bonds
2022-2027	3.31%	2.67% - 4.38%	2.04% - 5.93%	85,234	177,522
Variable Interest Entities Notes Payable (Note 4)
2021-2027	2.21%	1.84% - 3.22%	2.05% - 3.92%	310,000	450,000
Entergy Corporation Notes
due July 2022	n/a	4.00%	4.00%	650,000	650,000
due September 2025	n/a	0.9%	0.9%	800,000	800,000
due September 2026	n/a	2.95%	2.95%	750,000	750,000
due June 2028	n/a	1.9%	—	650,000	—
due June 2030	n/a	2.80%	2.80%	600,000	600,000
due June 2031	n/a	2.40%	—	650,000	—
due June 2050	n/a	3.75%	3.75%	600,000	600,000
Entergy New Orleans Unsecured Term Loan due May 2022	n/a	—	3.00%	—	70,000
Entergy New Orleans Unsecured Term Loan due May 2023	n/a	2.50%	—	70,000	—
5 Year Credit Facility (Note 4)	n/a	1.60%	2.35%	165,000	165,000
Entergy Louisiana Credit Facility (Note 4)	n/a	1.32%	—	125,000	—
Vermont Yankee Credit Facility (Note 4)	n/a	1.67%	2.46%	139,000	139,000
Entergy Arkansas VIE Credit Facility (Note 4)	n/a	1.17%	1.94%	4,800	12,200
Entergy Louisiana River Bend VIE Credit Facility (Note 4)	n/a	1.15%	1.95%	42,700	18,900
Entergy Louisiana Waterford VIE Credit Facility (Note 4)	n/a	1.16%	1.72%	39,600	39,300
System Energy VIE Credit Facility (Note 4)	n/a	1.16%	1.63%	36,100	—
Long-term DOE Obligation (b)	—	—	—	192,115	192,018
Grand Gulf Sale-Leaseback Obligation	n/a	—	—	34,321	34,336
Unamortized Premium and Discount - Net				(8,273)	3,665
Unamortized Debt Issuance Costs				(177,904)	(160,420)
Other				5,528	5,575
Total Long-Term Debt				25,880,901	22,369,776
Less Amount Due Within One Year				1,039,329	1,164,015
Long-Term Debt Excluding Amount Due Within One Year				$24,841,572	$21,205,761
Fair Value of Long-Term Debt				$27,061,171	$24,813,818

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

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2021, for the next five years are as follows:

Amount
(In Thousands)
2022	$1,040,631
2023	$2,460,563
2024	$2,299,475
2025	$1,379,140
2026	$2,595,720

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 2023.  Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through December 2023. Entergy Arkansas has also obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Long-term debt for the Registrant Subsidiaries as of December 31, 2021 and 2020 consisted of:

	2021	2020
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
3.75% Series due February 2021	$—	$350,000
3.05% Series due June 2023	250,000	250,000
3.7% Series due June 2024	375,000	375,000
3.5% Series due April 2026	600,000	600,000
4.00% Series due June 2028	350,000	350,000
4.95% Series due December 2044	250,000	250,000
4.20% Series due April 2049	350,000	350,000
2.65% Series due June 2051	675,000	675,000
3.35% Series due June 2052	400,000	—
4.875% Series due September 2066	410,000	410,000
Total mortgage bonds	3,660,000	3,610,000
Governmental Bonds (a):
2.375% Series due January 2021, Independence County (c)	—	45,000
Total governmental bonds	—	45,000
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
3.65% Series L due July 2021	—	90,000
3.17% Series M due December 2023	40,000	40,000
1.84% Series N due July 2026	90,000	—
Credit Facility due June 2024, weighted avg rate 1.17%	4,800	12,200
Total variable interest entity notes payable and credit facility	134,800	142,200
Other:
Long-term DOE Obligation (b)	192,115	192,018
Unamortized Premium and Discount – Net	2,776	6,938
Unamortized Debt Issuance Costs	(32,803)	(30,638)
Other	1,974	1,989
Total Long-Term Debt	3,958,862	3,967,507
Less Amount Due Within One Year	—	485,000
Long-Term Debt Excluding Amount Due Within One Year	$3,958,862	$3,482,507
Fair Value of Long-Term Debt	$4,176,577	$4,355,632

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2021	2020
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
4.80% Series due May 2021	$—	$200,000
3.3% Series due December 2022	200,000	200,000
4.05% Series due September 2023	325,000	325,000
0.62% Series due November 2023	1,100,000	1,100,000
5.59% Series due October 2024	300,000	300,000
0.95% Series due October 2024	1,000,000	—
5.40% Series due November 2024	400,000	400,000
3.78% Series due April 2025	110,000	110,000
3.78% Series due April 2025	190,000	190,000
4.44% Series due January 2026	250,000	250,000
2.40% Series due October 2026	400,000	400,000
3.12% Series due September 2027	450,000	450,000
3.25% Series due April 2028	425,000	425,000
1.60% Series due December 2030	300,000	300,000
3.05% Series due June 2031	325,000	325,000
2.35% Series due June 2032	500,000	—
4.0% Series due March 2033	750,000	750,000
3.10% Series due June 2041	500,000	—
5.0% Series due July 2044	170,000	170,000
4.95% Series due January 2045	450,000	450,000
4.20% Series due September 2048	900,000	900,000
4.20% Series due April 2050	525,000	525,000
2.90% Series due March 2051	650,000	650,000
4.875% Series due September 2066	270,000	270,000
Total mortgage bonds	10,490,000	8,690,000
Governmental Bonds (a):
3.375% Series due September 2028, Louisiana Public Facilities Authority (c)	—	83,680
3.50% Series due June 2030, Louisiana Public Facilities Authority (c)	—	115,000
2.00% Series due June 2030, Louisiana Local Government Environmental Facilities and Community Development Authority (c)	16,200	—
2.50% Series due April 2036, Louisiana Local Government Environmental Facilities and Community Development Authority (c)	182,480	—
Total governmental bonds	198,680	198,680
Variable Interest Entity Notes Payable and Credit Facilities (Note 4):
3.92% Series H due February 2021	—	40,000
3.22% Series I due December 2023	20,000	20,000
2.51% Series V due June 2027	70,000	70,000
Credit Facility due June 2024, weighted avg rate 1.15%	42,700	18,900
Credit Facility due June 2024, weighted avg rate 1.16%	39,600	39,300
Total variable interest entity notes payable and credit facilities	172,300	188,200
Securitization Bonds:
2.04% Series Senior Secured due September 2023	—	10,980
Total securitization bonds	—	10,980
Other:
Credit Facility due June 2026, weighted avg rate 1.32%	125,000	—
Unamortized Premium and Discount - Net	(7,523)	(2,863)
Unamortized Debt Issuance Costs	(67,665)	(61,132)
Other	3,554	3,586
Total Long-Term Debt	10,914,346	9,027,451
Less Amount Due Within One Year	200,000	240,000
Long-Term Debt Excluding Amount Due Within One Year	$10,714,346	$8,787,451
Fair Value of Long-Term Debt	$11,492,650	$10,258,294

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2021	2020
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
3.10% Series due July 2023	$250,000	$250,000
3.75% Series due July 2024	100,000	100,000
3.25% Series due December 2027	150,000	150,000
2.85% Series due June 2028	375,000	375,000
2.55% Series due December 2033	200,000	—
4.52% Series due December 2038	55,000	55,000
3.85% Series due June 2049	435,000	435,000
3.50% Series due June 2051	370,000	170,000
4.90% Series due October 2066	260,000	260,000
Total mortgage bonds	2,195,000	1,795,000
Other:
Unamortized Premium and Discount – Net	5,853	3,685
Unamortized Debt Issuance Costs	(20,864)	(18,108)
Total Long-Term Debt	2,179,989	1,780,577
Less Amount Due Within One Year	—	—
Long-Term Debt Excluding Amount Due Within One Year	$2,179,989	$1,780,577
Fair Value of Long-Term Debt	$2,346,230	$2,021,432

	2021	2020
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
3.9% Series due July 2023	$100,000	$100,000
3.0% Series due March 2025	78,000	78,000
4.0% Series due June 2026	85,000	85,000
4.19% Series due November 2031	90,000	—
4.51% Series due September 2033	60,000	60,000
4.51% Series due November 2036	70,000	—
3.75% Series due March 2040	62,000	62,000
5.0% Series due December 2052	30,000	30,000
5.50% Series due April 2066	110,000	110,000
Total mortgage bonds	685,000	525,000
Securitization Bonds:
2.67% Series Senior Secured due June 2027	30,977	42,850
Total securitization bonds	30,977	42,850
Other:
3.0% Unsecured Term Loan due May 2022	—	70,000
2.5% Unsecured Term Loan due May 2023	70,000	—
Payable to associated company due November 2035	10,911	12,529
Unamortized Premium and Discount – Net	(58)	(91)
Unamortized Debt Issuance Costs	(8,665)	(8,055)
Total Long-Term Debt	788,165	642,233
Less Amount Due Within One Year	1,326	1,618
Long-Term Debt Excluding Amount Due Within One Year	$786,839	$640,615
Fair Value of Long-Term Debt	$765,538	$620,634

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2021	2020
	(In Thousands)
Entergy Texas
Mortgage Bonds:
2.55% Series due June 2021	$—	$125,000
4.10% Series due September 2021	—	75,000
1.50% Series due September 2026	130,000	—
3.45% Series due December 2027	150,000	150,000
4.0% Series due March 2029	300,000	300,000
1.75% Series due March 2031	600,000	600,000
4.5% Series due March 2039	400,000	400,000
5.15% Series due June 2045	250,000	250,000
3.55% Series due September 2049	475,000	475,000
Total mortgage bonds	2,305,000	2,375,000
Securitization Bonds:
5.93% Series Senior Secured, Series A due June 2022	—	17,478
4.38% Series Senior Secured, Series A due November 2023	54,257	106,214
Total securitization bonds	54,257	123,692
Other:
Unamortized Premium and Discount - Net	13,556	14,064
Unamortized Debt Issuance Costs	(18,665)	(19,048)
Total Long-Term Debt	2,354,148	2,493,708
Less Amount Due Within One Year	—	200,000
Long-Term Debt Excluding Amount Due Within One Year	$2,354,148	$2,293,708
Fair Value of Long-Term Debt	$2,483,995	$2,765,193

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2021	2020
	(In Thousands)
System Energy
Mortgage Bonds:
4.1% Series due April 2023	$250,000	$250,000
2.14% Series due December 2025	200,000	200,000
Total mortgage bonds	450,000	450,000
Governmental Bonds (a):
2.5% Series due April 2022, Mississippi Business Finance Corp.	50,305	134,000
2.375% Series due June 2044, Mississippi Business Finance Corp. (c)	83,695	—
Total governmental bonds	134,000	134,000
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
3.42% Series J due April 2021	—	100,000
2.05% Series K due September 2027	90,000	90,000
Credit Facility due June 2024, weighted avg rate 1.16%	36,100	—
Total variable interest entity notes payable and credit facility	126,100	190,000
Other:
Grand Gulf Sale-Leaseback Obligation	34,321	34,336
Unamortized Premium and Discount – Net	(108)	(165)
Unamortized Debt Issuance Costs	(3,017)	(2,897)
Total Long-Term Debt	741,296	805,274
Less Amount Due Within One Year	50,329	100,015
Long-Term Debt Excluding Amount Due Within One Year	$690,967	$705,259
Fair Value of Long-Term Debt	$743,040	$840,540

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

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2021, for the next five years are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2022	$—	$200,000	$—	$1,326	$—	$50,305
2023	$290,000	$1,445,000	$250,000	$171,306	$54,257	$250,000
2024	$379,800	$1,782,300	$100,000	$1,275	$—	$36,100
2025	$—	$300,000	$—	$79,140	$—	$200,000
2026	$690,000	$775,000	$—	$85,720	$130,000	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana Debt Issuance

In December 2021, Entergy Louisiana entered into a term loan credit agreement providing a $1.2 billion unsecured term loan due June 2023. The term loan bears interest at a variable interest rate based on an adjusted term Secured Overnight Financing Rate plus the applicable margin. Entergy Louisiana received the funds in January 2022 and used the proceeds for general corporate purposes, including storm restoration costs related to Hurricane Ida.

Securitization Bonds

Entergy Arkansas Securitization Bonds

In June 2010 the APSC issued a financing order authorizing the issuance of bonds to recover Entergy Arkansas’s January 2009 ice storm damage restoration costs, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  In August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds, with a coupon of 2.30%.  Although the principal amount was not due until August 2021, Entergy Arkansas Restoration Funding made principal payments on the bonds in the amount of $7.3 million in 2020, after which the bonds were fully repaid. Entergy Arkansas Restoration Funding, LLC was then legally dissolved in January 2021.

Entergy Louisiana Securitization Bonds – Little Gypsy

In August 2011 the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the canceled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds had an interest rate of 2.04%.  Although the principal amount was not due until September 2023, Entergy Louisiana Investment Recovery Funding made principal payments on the bonds in the amount of $11 million in 2021, after which the bonds were fully repaid.

Entergy New Orleans Securitization Bonds - Hurricane Isaac

In May 2015 the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs, the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million of up-front financing costs associated with the securitization. In July 2015, Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly owned and consolidated by Entergy New Orleans, issued $98.7 million of storm cost recovery bonds. The bonds have a coupon of 2.67%. Although the principal amount is not due until June 2027, Entergy New Orleans Storm Recovery Funding expects to make principal payments on the bonds over the next three years in the amounts of $12.3 million for 2022, $12.5 million for 2023, and $6.2 million for 2024, after which the bonds will be fully repaid. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. The storm recovery property is reflected as a regulatory asset on the consolidated Entergy New Orleans balance sheet. The creditors of Entergy New Orleans do not have recourse to the assets or revenues of Entergy New Orleans Storm Recovery Funding, including the storm recovery property, and the creditors of Entergy New Orleans Storm Recovery Funding do not have recourse to the assets or revenues of Entergy New Orleans. Entergy New Orleans has no payment obligations to Entergy New Orleans Storm Recovery Funding except to remit storm recovery charge collections.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas Securitization Bonds - Hurricane Rita

In April 2007 the PUCT issued a financing order authorizing the issuance of securitization bonds to recover $353 million of Entergy Texas’s Hurricane Rita reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits.  In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company that is now wholly-owned and consolidated by Entergy Texas, issued $329.5 million of senior secured transition bonds (securitization bonds). Although the principal amount was not due until June 2022, Entergy Gulf States Reconstruction Funding made principal payments on the bonds in the amount of $17.5 million in 2021, after which the bonds were fully repaid.

Entergy Texas Securitization Bonds - Hurricane Ike and Hurricane Gustav

In September 2009 the PUCT authorized the issuance of securitization bonds to recover $566.4 million of Entergy Texas’s Hurricane Ike and Hurricane Gustav restoration costs, plus carrying costs and transaction costs, offset by insurance proceeds.  In November 2009, Entergy Texas Restoration Funding, LLC (Entergy Texas Restoration Funding), a company wholly-owned and consolidated by Entergy Texas, issued $545.9 million of senior secured transition bonds (securitization bonds). Although the principal amount is not due until November 2023, Entergy Texas Restoration Funding expects to make principal payments on the bonds in the amount of $54.3 million for 2022, after which the bonds will be fully repaid.

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

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements.  As such, it has recognized debt for the lease obligation and retained the portion of the plant subject to the sale-leaseback on its balance sheet. For financial reporting purposes, System Energy has recognized interest expense on the debt balance and depreciation on the applicable plant balance.  The lease payments are recognized as principal and interest payments on the debt balance. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes.  Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term.  The amount was a net regulatory liability of $55.6 million as of December 31, 2021 and 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2021, System Energy, in connection with the Grand Gulf sale and leaseback transactions, had future minimum lease payments that are recorded as long-term debt, as follows, which reflects the effect of the December 2013 renewal:

Amount
(In Thousands)

2022	$17,188
2023	17,188
2024	17,188
2025	17,188
2026	17,188
Years thereafter	171,875
Total	257,815
Less: Amount representing interest	223,494
Present value of net minimum lease payments	$34,321

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.   PREFERRED EQUITY AND NONCONTROLLING INTEREST (Entergy Corporation, Entergy Arkansas, and Entergy Texas)

In May 2021, Entergy’s certificate of incorporation was amended and restated to provide authority to issue up to 1,000,000 shares of preferred stock, no par value per share, and to decrease from 500,000,000 to 499,000,000 the number of shares of common stock, par value of $0.01 per share, authorized for issuance. As of December 31, 2021, no preferred stock has been issued.

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and noncontrolling interest for Entergy Corporation subsidiaries as of December 31, 2021 and 2020 are presented below.

	Shares/Units Authorized		Shares/Units Outstanding
	2021	2020	2021	2020	2021	2020
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund and Noncontrolling Interest:
Entergy Utility Holding Company, LLC, 7.5% Series (a)	110,000	110,000	110,000	110,000	$107,425	$107,425
Entergy Utility Holding Company, LLC, 6.25% Series (b)	15,000	15,000	15,000	15,000	14,366	14,366
Entergy Utility Holding Company, LLC, 6.75% Series (c)	75,000	75,000	75,000	75,000	73,370	73,370
Entergy Texas, 5.375% Series	1,400,000	1,400,000	1,400,000	1,400,000	35,000	35,000
Entergy Texas, 5.10% Series (d)	150,000	—	—	—	—	—
Entergy Arkansas Noncontrolling Interest	—	—	—	—	33,110	—
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund and Noncontrolling Interest	1,750,000	1,600,000	1,600,000	1,600,000	263,271	230,161
Entergy Wholesale Commodities:
Preferred Stock without sinking fund:
Entergy Finance Holding, Inc. 8.75% (e)	250,000	250,000	250,000	250,000	24,249	24,249
Total Subsidiaries’ Preferred Stock or Preferred Membership Interests without sinking fund and Noncontrolling Interest	2,000,000	1,850,000	1,850,000	1,850,000	$287,520	$254,410

(a)In October 2015, Entergy Utility Holding Company, LLC issued 110,000 units of $1,000 liquidation value 7.5% Series A Preferred Membership Interests, all of which are outstanding as of December 31, 2021. The distributions are cumulative and payable quarterly. These units are redeemable on or after January 1, 2036, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $2,575 thousand of preferred stock issuance costs.
(b)In November 2017, Entergy Utility Holding Company, LLC issued 15,000 units of $1,000 liquidation value 6.25% Series B Preferred Membership Interests, all of which are outstanding as of December 31, 2021. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28, 2038, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $634 thousand of preferred stock issuance costs.
(c)In November 2018, Entergy Utility Holding Company, LLC issued 75,000 units of $1,000 liquidation value 6.75% Series C Preferred Membership Interests, all of which are outstanding as of December 31, 2021. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28, 2039, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per unit. Dollar amount outstanding is net of $1,630 thousand of preferred stock issuance costs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(d)Currently, all shares are held by Entergy Corporation.
(e)In December 2013, Entergy Finance Holding, Inc. issued 250,000 shares of $100 par value 8.75% Series Preferred Stock, all of which are outstanding as of December 31, 2021. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after December 16, 2023, at Entergy Finance Holding, Inc.’s option, at the fixed redemption price of $100 per share. Dollar amount outstanding is net of $751 thousand of preferred stock issuance costs.

The number of shares authorized and outstanding and dollar value of preferred stock for Entergy Texas as of December 31, 2021 and 2020 are presented below.

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2021	2020	2021	2020	2021
Entergy Texas Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $25 par value:
5.375% Series (a)	1,400,000	1,400,000	$35,000	$35,000	$—
5.10% Series (b)	150,000	—	3,750	—	$25.50
Total without sinking fund	1,550,000	1,400,000	$38,750	$35,000

(a)In September 2019, Entergy Texas issued $35 million of 5.375% Series A Preferred Stock, a total of 1,400,000 shares with a liquidation value of $25 per share, all of which are outstanding as of December 31, 2021. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after October 15, 2024 at Entergy Texas’s option, at a fixed redemption price of $25 per share.
(b)In November 2021, Entergy Texas issued $3.75 million of 5.10% Series B Preferred Stock, a total of 150,000 shares with a liquidation value of $25 per share, all of which are outstanding and held by Entergy Corporation as of December 31, 2021. The dividends are cumulative and payable quarterly. The preferred stock is redeemable at Entergy Texas’s option at a fixed redemption price of $25.50 per share prior to November 1, 2026 and at a fixed redemption price of $25 per share on or after November 1, 2026.

Dividends and distributions paid on all of Entergy Corporation’s subsidiaries’ preferred stock and membership interests series may be eligible for the dividends received deduction.

The dollar value of noncontrolling interest for Entergy Arkansas as of December 31, 2021 and 2020 is presented below.

	2021	2020
	(Dollars in Thousands)
Entergy Arkansas Noncontrolling Interest
AR Searcy Partnership, LLC (a)	$33,110	$—
Total Noncontrolling Interest	$33,110	$—

(a)In December 2021, AR Searcy Partnership, LLC, a tax equity partnership between Entergy Arkansas and a tax equity investor, acquired the Searcy Solar facility. Entergy Arkansas, as the managing member, consolidates AR Searcy Partnership, LLC and the tax equity investor’s interest is shown as noncontrolling interest in the financial statements. Entergy Arkansas uses the HLBV method of accounting for income or loss allocation to the tax equity investor’s noncontrolling interest. See Note 1 to the financial statements for further discussion on the presentation of the tax equity investor’s noncontrolling interest and the HLBV method of accounting used to account for the investment in AR Searcy Partnership, LLC.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Presentation of Preferred Stock without Sinking Fund

Accounting standards regarding noncontrolling interests and the classification and measurement of redeemable securities require the classification of preferred securities between liabilities and shareholders’ equity on the balance sheet if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances.  These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote.  The outstanding preferred stock of Entergy Texas has protective rights with respect to unpaid dividends but provides for the election of board members that would not constitute a majority of the board, and the preferred stock of Entergy Texas is therefore classified as a component of equity.

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

Common Stock

Common stock and treasury stock shares activity for Entergy for 2021, 2020, and 2019 is as follows:

	2021		2020		2019
	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares
Beginning Balance, January 1	270,035,180	69,790,346	270,035,180	70,886,400	261,587,009	72,530,866
Issuances:
Equity Distribution Program	1,930,330	—	—	—	—	—
Equity forwards settled	—	—	—	—	8,448,171	—
Employee Stock-Based Compensation Plans	—	(461,903)	—	(1,076,511)	—	(1,624,358)
Directors’ Plan	—	(16,117)	—	(19,543)	—	(20,108)
Ending Balance, December 31	271,965,510	69,312,326	270,035,180	69,790,346	270,035,180	70,886,400

Entergy Corporation reissues treasury shares to meet the requirements of the Stock Plan for Outside Directors (Directors’ Plan), the three equity plans of Entergy Corporation and Subsidiaries, and certain other stock benefit plans.  The Directors’ Plan awards to non-employee directors a portion of their compensation in the form of a fixed dollar value of shares of Entergy Corporation common stock.

In October 2010 the Board granted authority for a $500 million share repurchase program.  As of December 31, 2021, $350 million of authority remains under the $500 million share repurchase program.

Dividends declared per common share were $3.86 in 2021, $3.74 in 2020, and $3.66 in 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

During the year ended December 31, 2021, Entergy Corporation issued 1,930,330 shares of common stock under the at the market equity distribution program. The net sales proceeds from these shares totaled $200.8 million, which includes the gross sales price of $204.2 million received by Entergy Corporation less $1.4 million of general issuance costs and $2.0 million of aggregate compensation to the agents with respect to such sales.

In June, August, and October 2021, Entergy entered into forward sale agreements for 416,853 shares, 1,692,555 shares, and 250,743 shares of common stock, respectively. No amounts have or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreements occur. The forward sale agreements require Entergy to, at its election prior to September 30, 2022, either (i) physically settle the transactions by issuing the total of 416,853 shares, 1,692,555 shares, and 250,743 shares, respectively, of its common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially approximately $106.87, $111.16, and $100.35 per share, respectively) or (ii) net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 416,853 shares, 1,692,555 shares, and 250,743 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled $45 million, $190.1 million, and $25.4 million, respectively. In connection with the sales of these shares, Entergy paid to the agents fees of $0.5 million, $1.9 million, and $0.3 million, respectively, which have not been deducted from the gross sales prices. Entergy did not receive any proceeds from such sales of borrowed shares.

Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. At December 31, 2021, 1,158,917 shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

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

Retained Earnings and Dividends

Entergy implemented ASU No. 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” effective January 1, 2019. The ASU makes a number of amendments to hedge accounting, most significantly changing the recognition and presentation of highly effective hedges. Entergy implemented this standard using a modified retrospective method and recorded an adjustment increasing retained earnings and increasing accumulated other comprehensive loss by approximately $8 million as of January 1, 2019 for the cumulative effect of the ineffectiveness portion of designated hedges on nuclear power sales.

Entergy implemented ASU 2017-08 “Receivables (Topic 310): Nonrefundable Fees and Other Costs” effective January 1, 2019. The ASU amends the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Entergy implemented this standard using the modified retrospective approach and recorded an adjustment decreasing retained earnings and decreasing accumulated other comprehensive loss by approximately $1 million as of January 1, 2019 for the cumulative effect of the amended amortization period.

Entergy Corporation received dividend payments and distributions from subsidiaries totaling $136 million in 2021, $113 million in 2020, and $124 million in 2019.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2021 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Beginning balance, January 1, 2021	$28,719	($534,576)	$56,650	($449,207)
Other comprehensive income (loss) before reclassifications	1,439	130,371	(48,050)	83,760
Amounts reclassified from accumulated other comprehensive income (loss)	(31,193)	65,558	(1,446)	32,919
Net other comprehensive income (loss) for the period	(29,754)	195,929	(49,496)	116,679
Ending balance, December 31, 2021	($1,035)	($338,647)	$7,154	($332,528)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2020 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Beginning balance, January 1, 2020	$84,206	($557,072)	$25,946	($446,920)
Other comprehensive income (loss) before reclassifications	60,928	(49,113)	41,354	53,169
Amounts reclassified from accumulated other comprehensive income (loss)	(116,415)	71,609	(10,650)	(55,456)
Net other comprehensive income (loss) for the period	(55,487)	22,496	30,704	(2,287)
Ending balance, December 31, 2020	$28,719	($534,576)	$56,650	($449,207)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the year ended December 31, 2021:

Pension and Other Postretirement Liabilities
(In Thousands)

Beginning balance, January 1, 2021	$4,327
Other comprehensive income (loss) before reclassifications	4,084
Amounts reclassified from accumulated other comprehensive income (loss)	(133)
Net other comprehensive income (loss) for the period	3,951
Ending balance, December 31, 2021	$8,278

    The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the year ended December 31, 2020:

Pension and Other Postretirement Liabilities
(In Thousands)

Beginning balance, January 1, 2020	$4,562
Other comprehensive income (loss) before reclassifications	3,002
Amounts reclassified from accumulated other comprehensive income (loss)	(3,237)
Net other comprehensive income (loss) for the period	(235)
Ending balance, December 31, 2020	$4,327

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the years ended December 31, 2021 and 2020 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2021	2020
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$39,679	$147,554	Competitive business operating revenues
Interest rate swaps	(194)	(194)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	39,485	147,360
Income taxes	(8,292)	(30,945)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$31,193	$116,415

Pension and other postretirement liabilities
Amortization of prior-service costs	$20,947	$20,769	(a)
Amortization of loss	(88,838)	(110,185)	(a)
Settlement loss	(16,379)	(243)	(a)
Total amortization and settlement loss	(84,270)	(89,659)
Income taxes	18,712	18,050	Income taxes
Total amortization and settlement loss (net of tax)	($65,558)	($71,609)

Net unrealized investment gain (loss)
Realized gain (loss)	$2,289	$16,851	Interest and investment income
Income taxes	(843)	(6,201)	Income taxes
Total realized investment gain (loss) (net of tax)	$1,446	$10,650

Total reclassifications for the period (net of tax)	($32,919)	$55,456

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 11 to the financial statements for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the years ended December 31, 2021 and 2020 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2021	2020
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$4,920	$6,179	(a)
Amortization of loss	(2,322)	(1,557)	(a)
Settlement loss	(2,484)	(243)	(a)
Total amortization	114	4,379
Income taxes	19	(1,142)	Income taxes
Total amortization (net of tax)	133	3,237

Total reclassifications for the period (net of tax)	$133	$3,237

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 11 to the financial statements for additional details.

NOTE 8.  COMMITMENTS AND CONTINGENCIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory authorities, and governmental agencies in the ordinary course of business.  While management is unable to predict with certainty the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy’s results of operations, cash flows, or financial condition.  Entergy discusses regulatory proceedings in Note 2 to the financial statements and discusses tax proceedings in Note 3 to the financial statements.

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $128.5 million in 2021, $132.7 million in 2020, and $135.5 million in 2019.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $137 million in 2022, and a total of $1.23 billion for the years 2023 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to 10 years, beginning in October 2002.  In

Entergy Corporation and Subsidiaries
Notes to Financial Statements

October 2011 the LPSC approved a settlement under which Entergy Louisiana agreed to provide credits to customers by crediting billings an additional $20.235 million per year for 15 years beginning January 2012.  Entergy Louisiana recorded a regulatory charge and a corresponding regulatory liability to reflect this obligation.  The settlement agreement allowed for an adjustment to the credits if, among other things, there was a change in the applicable federal or state income tax rate. As a result of the enactment of the Tax Cuts and Jobs Act, in December 2017, and the lowering of the federal corporate income tax rate from 35% to 21%, the Vidalia purchased power regulatory liability was reduced by $30.5 million, with a corresponding increase to Other regulatory credits on the income statement. The effects of the Tax Cuts and Jobs Act are discussed further in Note 3 to the financial statements. Pursuant to legislation enacted in 2021 and approved by Louisiana citizens by amendment to the state constitution, beginning January 1, 2022, federal income taxes paid will no longer be deductible for state income tax purposes, and the top Louisiana corporate income tax rate will be reduced from 8% to 7.5%. As a result of this change in Louisiana tax law, deferred taxes must be adjusted to reflect the applicable federal and state rates which has a corresponding effect on the Vidalia regulatory liability. Such effect is not expected to be significant.

ANO Damage, Outage, and NRC Reviews

In March 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was approximately $95 million.  Entergy Arkansas pursued its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. Entergy Arkansas collected $50 million in 2014 from Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants. Entergy Arkansas also collected a total of $21 million in 2018 as a result of stator-related settlements.

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

In October 2021 the APSC approved Entergy Arkansas’s second request to extend the deadline for initiating

Entergy Corporation and Subsidiaries
Notes to Financial Statements

a regulatory proceeding for the purpose of recovering funds related to the stator incident for twelve additional months, or until December 1, 2022.

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

Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. Beginning in November 2003 these subsidiaries have pursued litigation to recover the damages caused by the DOE’s delay in performance. Following are details of final judgments recorded by Entergy in 2019, 2020, and 2021 related to Entergy’s nuclear owner licensee subsidiaries’ litigation with the DOE.

In August 2019 the U.S. Court of Federal Claims issued a final judgment in the amount of $19 million in favor of Entergy Louisiana against the DOE in the second round River Bend damages case. Entergy Louisiana received payment from the U.S. Treasury in September 2019. The effects in 2019 of recording the judgment were reductions to plant, nuclear fuel expense, and other operation and maintenance expense. The River Bend damages awarded included $12 million related to costs previously recorded as nuclear fuel expense, $5 million related to costs previously recorded as other operation and maintenance expense, and $2 million in costs previously recorded as plant.

In December 2019 the DOE submitted an offer of judgment to resolve claims in the third round ANO damages case.  The $80 million offer was accepted by Entergy Arkansas, and the U.S. Court of Federal Claims issued a judgment in that amount in favor of Entergy Arkansas and against the DOE. Entergy Arkansas received payment from the U.S. Treasury in January 2020. The effects in 2019 of recording the judgment were reductions to plant, nuclear fuel expense, other operation and maintenance expense, depreciation expense, and taxes other than income taxes. The ANO damages awarded included $55 million in costs previously recorded as plant, $12 million related to costs previously recorded as nuclear fuel expense, $12 million related to costs previously recorded as other operation and maintenance expense, and $1 million related to costs previously recorded as taxes other than income taxes. Of the $55 million, Entergy Arkansas, recorded $5 million as a reduction to previously-recorded depreciation expense.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

awarded relate to costs previously expensed as asset write-offs, impairments, and related charges, and in December 2019 Entergy recorded $7 million as a reduction to asset write-offs, impairments, and related charges.

In April 2020 the U.S. Court of Federal Claims issued a final judgment in the amount of $33 million in favor of Entergy Louisiana against the DOE in the second round Waterford 3 damages case. Entergy Louisiana received payment from the U.S. Treasury in June 2020. The effects of recording the judgment were reductions to plant, nuclear fuel expense, and other operation and maintenance expense. The Waterford 3 damages awarded included $20 million related to costs previously recorded as nuclear fuel expense, $8 million related to costs previously recorded as other operation and maintenance expenses, and $5 million in costs previously recorded as plant.

In October 2020 the U.S. Court of Federal Claims issued a final judgment in the amount of $40.5 million in favor of System Energy and against the DOE in the third round Grand Gulf damages case. System Energy received payment from the U.S. Treasury in December 2020. The effects of recording the judgment were reductions to plant, nuclear fuel expense, and other operation and maintenance expense. The amounts of Grand Gulf damages awarded related to System Energy’s 90% ownership of Grand Gulf included $5 million related to costs previously recorded as plant, $21 million related to costs previously recorded as nuclear fuel expense, and $10 million related to costs previously recorded as other operation and maintenance expense.

In January 2021 the U.S. Court of Federal Clams issued a final judgment in the amount of $23 million in favor of Entergy Nuclear Palisades and against the DOE in the second round Palisades damages case. Entergy received payment from the U.S. Treasury in February 2021. The effects of recording the judgment were reductions to plant, other operation and maintenance expense, and taxes other than income taxes. The Palisades damages awarded included $16 million related to costs previously recorded as plant, and $7 million related to costs previously recorded as other operation and maintenance expenses. Of the $16 million previously capitalized, Entergy recorded $9 million as a reduction to previously-recorded depreciation expense.

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

In August 2021 the U.S. Court of Federal Claims issued a final judgment in the amount of $21 million in favor of Entergy Louisiana against the DOE in the third round River Bend damages case. Entergy Louisiana received the payment from the U.S. Treasury in September 2021. The effects of recording the judgment were reductions to plant, nuclear fuel expense, and other operation and maintenance expense. The River Bend damages awarded included $9 million in costs previously capitalized, $8 million related to costs previously recorded as nuclear fuel expense, and $4 million related to costs previously recorded as other operation and maintenance expense.

In October 2021 the U.S. Court of Federal Claims issued a final judgment in the amount of $83 million in favor of Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear Indian Point 3, LLC against the DOE in the Indian Point Unit 2 third round and Unit 3 second round combined damages case. Entergy received payment from the U. S. Treasury in January 2022. The effect of recording the judgment was a reduction to asset write-offs, impairments, and related charges. The damages awarded included $32 million related to costs previously recorded as plant, $47 million related to costs previously recorded as other operation and maintenance expenses, and $4 million related to costs previously recorded as taxes other than income taxes.

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

2.Secondary Financial Protection: Currently, 95 nuclear reactors participate in the Secondary Financial Protection program, which provides approximately $13 billion in secondary layer insurance coverage to compensate the public in the event of a nuclear power reactor accident.  The Price-Anderson Act provides that all potential liability for a nuclear accident is limited to the amounts of insurance coverage available under the primary and secondary layers.

Within the Secondary Financial Protection program, each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident or fault, up to a maximum of approximately $137.6 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $826 million following the recent sale of the Indian Point Energy Center in May 2021).  This retrospective premium is assessable at approximately $21 million per year per incident per nuclear power reactor.

3.Total insurance coverage available is approximately $13.5 billion, among the primary ANI coverage and the Secondary Financial Protection program, to respond to a nuclear power plant accident that causes third-party damages (e.g. off-site property and environmental damage, off-site bodily injury and on-site third-party bodily injury (i.e. contractors)). These coverages also respond to an accident caused by terrorism. The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event. Under current law, the Terrorism Risk Insurance Act extends through 2027.

The shutdown Big Rock Point facility maintains its site-specific statutory nuclear liability insurance requirement limit of $44.4 million, as designated by the NRC.

Entergy Arkansas and Entergy Louisiana each have two licensed reactors. System Energy has one licensed reactor (10% of Grand Gulf is owned by a non-affiliated company (Cooperative Energy) that would share on a pro-rata basis in any retrospective premium assessment to System Energy under the Price-Anderson Act).  The Entergy Wholesale Commodities segment includes the ownership, operation, and decommissioning of one remaining nuclear power reactor at Palisades and the ownership of the shutdown Big Rock Point facility. The Indian Point Energy Center was sold to Holtec in late May 2021, following the final shutdown of Indian Point Unit 2 and Indian Point Unit 3 in April 2020 and 2021, respectively. Palisades is scheduled for shutdown in May 2022, with sale of Palisades and Big Rock to follow soon thereafter. The Entergy Wholesale Commodities segment previously

Entergy Corporation and Subsidiaries
Notes to Financial Statements

included three nuclear power reactors that were sold (FitzPatrick sold in March 2017, Vermont Yankee sold in January 2019, and Pilgrim sold in August 2019) in addition to the recently sold Indian Point Energy Center.

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

The Utility plants’ (ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3) property damage insurance limits are $1.5 billion per occurrence at each plant with an additional $100 million per nuclear property occurrence that is shared among the plants. The nuclear property deductible is $10 million per site at the Utility plants, except for earth movement, flood, and windstorm. Property damage from earth movement is excluded from the first $500 million in coverage for all Utility plants. Property damage from flood is excluded from the first $500 million in coverage at ANO 1 and 2 and Grand Gulf. Property damage from flood for Waterford 3 and River Bend includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million. Property damage from wind for all of the Utility nuclear plants includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a total maximum deductible of $50 million.

The Entergy Wholesale Commodities’ plants (Palisades and Big Rock Point) have property damage insurance limits as follows: Big Rock Point - $50 million per occurrence and Palisades - $1.115 billion per occurrence. For losses that are considered non-nuclear in nature, the property damage insurance limit at Palisades is $500 million. The nuclear property deductible is $10 million at Palisades and $5 million at Big Rock Point, except for earth movement, flood, and windstorm. Property damage from earth movement, flood, and windstorm at Palisades includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million. Property damage from earth movement, flood, and windstorm at Big Rock Point includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $14 million.

The valuation basis of the insured property at Palisades has been changed from replacement cost to actual cash value, given the site’s age, anticipated ownership horizon and/or shutdown status.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Under the property damage and accidental outage insurance programs, all NEIL insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL.  Effective April 1, 2021, the maximum amounts of such possible assessments per occurrence were as follows:

Assessments
(In Millions)
Utility:
Entergy Arkansas	$27.6
Entergy Louisiana	$49.2
Entergy Mississippi	$0.11
Entergy New Orleans	$0.11
Entergy Texas	N/A
System Energy	$21.4

Entergy Wholesale Commodities	N/A *

*Potential assessments for the Entergy Wholesale Commodities plants are covered by insurance obtained through NEIL’s reinsurers.

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

Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties.  Excluded property generally includes transmission and distribution lines, poles, and towers. For substations valued at $5 million or less, coverage for named windstorm and associated storm surge is excluded.  This coverage is in place for Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries.  Entergy also purchases $400 million in terrorism insurance coverage for its conventional property.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event. Under current law, the Terrorism Risk Insurance Act extends through 2027.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employment and Labor-related Proceedings

The Registrant Subsidiaries and other Entergy subsidiaries and related entities are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees, recognized bargaining representatives, and certain third parties.  Generally, the amount of damages being sought is not specified in these proceedings.  These actions may include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender, age, and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board or concerning the National Labor Relations Act; claims of retaliation; claims of harassment and hostile work environment; and claims for or regarding benefits under various Entergy Corporation-sponsored plans. Entergy and the Registrant Subsidiaries and related entities are responding to these lawsuits and proceedings and deny liability to the claimants.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of Entergy or the Utility operating companies.

Asbestos Litigation (Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in state courts against primarily Entergy Texas and Entergy Louisiana by individuals alleging exposure to asbestos while working at Entergy facilities between 1955 and 1980. Entergy is being sued as a premises owner.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 200 lawsuits involving approximately 325 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of the Utility operating companies.

Grand Gulf - Related Agreements

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by the FERC.  Charges under this agreement are paid in consideration for the purchasing companies’ respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered.  The agreement will remain in effect until terminated by the parties and the termination is approved by the FERC, most likely upon Grand Gulf’s retirement from service.  In December 2016 the NRC granted the extension of Grand Gulf’s operating license to 2044. Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2021 under the agreement were approximately $16.4 million for Entergy Arkansas, $6.5 million for Entergy Louisiana, $14.6 million for Entergy Mississippi, and $7.9 million for Entergy New Orleans. See Note 2 to the financial statements for discussion of the complaints filed with the FERC against System Energy seeking a reduction in the return on equity component of the Unit Power Sales Agreement and other complaints filed with the FERC regarding the rates charged by System Energy under the System Agreement.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

	December 31,
	2021	2020
	(In Millions)
Entergy Arkansas	$224.3	$212.6
Entergy Louisiana	$848.2	$302.5
Entergy Mississippi	$136.8	$107.3
Entergy New Orleans	$91.7	$63.2
Entergy Texas	$98.1	$115.3
System Energy	$89.7	$92.9

As of December 31, 2021 and 2020, the regulatory asset for removal costs for the Utility operating companies includes amounts related to storm restoration costs. See Note 2 to the financial statements for further discussion of storm restoration costs and requested recovery.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2021 and 2020 by Entergy were as follows:

	Liabilities as of December 31, 2020	Accretion	Spending	Dispositions		Liabilities as of December 31, 2021
	(In Millions)
Entergy	$6,469.5	$317.9	($33.2)	($1,997.1)		$4,757.1

Utility
Entergy Arkansas	1,314.2	77.7	—	(1.5)		1,390.4
Entergy Louisiana	1,573.3	79.9	—	—		1,653.2
Entergy Mississippi	9.8	0.5	—	—		10.3
Entergy New Orleans	3.8	0.2	—	—		4.0
Entergy Texas	8.1	0.4	—	—		8.5
System Energy	968.9	38.7	—	—		1,007.6

Entergy Wholesale Commodities
Big Rock Point	41.1	3.4	(2.5)	—		42.0
Indian Point 1	246.6	8.8	(1.3)	(254.1)	(b)	—
Indian Point 2	839.8	28.9	(25.1)	(843.6)	(b)	—
Indian Point 3	869.4	29.1	(0.6)	(897.9)	(b)	—
Palisades	594.1	50.1	(3.8)	—		640.4
Other (a)	0.5	0.1	—	—		0.6

	Liabilities as of December 31, 2019	Accretion	Spending	Liabilities as of December 31, 2020
	(In Millions)
Entergy	$6,159.2	$394.6	($84.3)	$6,469.5

Utility
Entergy Arkansas	1,242.6	73.3	(1.7)	1,314.2
Entergy Louisiana	1,497.3	76.0	—	1,573.3
Entergy Mississippi	9.7	0.6	(0.5)	9.8
Entergy New Orleans	3.5	0.3	—	3.8
Entergy Texas	7.6	0.5	—	8.1
System Energy	931.7	37.2	—	968.9

Entergy Wholesale Commodities
Big Rock Point	40.3	3.3	(2.5)	41.1
Indian Point 1	238.6	20.4	(12.4)	246.6
Indian Point 2	829.0	69.4	(58.6)	839.8
Indian Point 3	808.4	67.4	(6.4)	869.4
Palisades	549.8	46.4	(2.1)	594.1
Other (a)	0.5	—	—	0.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)    See “Coal Combustion Residuals” below for additional discussion regarding the asset retirement obligations related to coal combustion residuals management.
(b)    See Note 14 to the financial statements for discussion of the sale of the Indian Point Energy Center to Holtec International in May 2021.

Nuclear Plant Decommissioning

Entergy periodically reviews and updates estimated decommissioning costs.  The actual decommissioning costs may vary from the estimates because of the timing of plant decommissioning, regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. Entergy did not update decommissioning cost estimates in 2021 or 2020.

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

NOTE 10.   LEASES  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

As of December 31, 2021 and 2020, Entergy and the Registrant Subsidiaries held operating and finance leases for fleet vehicles used in operations, real estate, and aircraft. Excluded are power purchase agreements not meeting the definition of a lease, nuclear fuel leases, and the Grand Gulf sale-leaseback which were determined not to be leases under the accounting standards.

Leases have remaining terms of one year to 59 years. Real estate leases generally include at least one five-year renewal option; however, renewal is not typically considered reasonably certain unless Entergy or a Registrant

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Subsidiary makes significant leasehold improvements or other modifications that would hinder its ability to easily move. In certain of the lease agreements for fleet vehicles used in operations, Entergy and the Registrant Subsidiaries provide residual value guarantees to the lessor. Due to the nature of the agreements and Entergy’s continuing relationship with the lessor, however, Entergy and the Registrant Subsidiaries expect to renegotiate or refinance the leases prior to conclusion of the lease. As such, Entergy and the Registrant Subsidiaries do not believe it is probable that they will be required to pay anything pertaining to the residual value guarantee, and the lease liabilities and right-of-use assets are measured accordingly.

Entergy incurred the following total lease costs for the years ended December 31, 2021 and 2020:

	2021	2020
	(In Thousands)
Operating lease cost	$69,067	$67,471
Finance lease cost:
Amortization of right-of-use assets	$12,483	$12,180
Interest on lease liabilities	$2,845	$2,884

Of the lease costs disclosed above, Entergy had $2.8 million and $759 thousand in short-term leases costs for the years ended December 31, 2021 and 2020, respectively.

The Registrant Subsidiaries incurred the following lease costs for the year ended December 31, 2021:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Operating lease cost	$15,087	$14,368	$7,018	$1,745	$5,370
Finance lease cost:
Amortization of right-of-use assets	$2,860	$3,938	$1,766	$731	$1,493
Interest on lease liabilities	$432	$607	$270	$124	$214

Of the lease costs disclosed above, Entergy Arkansas had $826 thousand, Entergy Louisiana had $934 thousand, Entergy Mississippi had $703 thousand, Entergy New Orleans had $77 thousand, and Entergy Texas had $261 thousand in short-term lease costs for the year ended December 31, 2021.

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

Included within Property, Plant, and Equipment on Entergy’s consolidated balance sheet at December 31, 2021 and 2020 are $212 million and $230 million related to operating leases, respectively, and $67 million and $60 million related to finance leases, respectively.

Included within Utility Plant on the Registrant Subsidiaries’ respective balance sheets at December 31, 2021 and 2020 are the following amounts:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2021
Operating leases	$56,099	$46,443	$16,831	$5,480	$14,986
Finance leases	$15,043	$19,007	$9,114	$4,023	$7,583

2020
Operating leases	$55,840	$43,189	$16,538	$5,222	$14,738
Finance leases	$12,447	$16,425	$7,452	$3,428	$5,719

The following lease-related liabilities are recorded within the respective Other lines on Entergy’s consolidated balance sheet as of December 31, 2021 and 2020:

	2021	2020
	(In Thousands)
Current liabilities:
Operating leases	$59,437	$59,004
Finance leases	$12,988	$11,921
Non-current liabilities:
Operating leases	$152,363	$170,980
Finance leases	$59,320	$52,803

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following lease-related liabilities are recorded within the respective Other lines on the Registrant Subsidiaries’ respective balance sheets at December 31, 2021:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities:
Operating leases	$12,695	$12,520	$5,866	$1,491	$4,489
Finance leases	$2,964	$4,001	$1,843	$812	$1,476
Non-current liabilities:
Operating leases	$43,420	$33,931	$10,976	$3,994	$10,505
Finance leases	$12,079	$15,006	$7,271	$3,211	$6,107

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

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and finance leases of Entergy at December 31, 2021 and 2020:

	2021	2020
Weighted average remaining lease terms:
Operating leases	4.44	4.82
Finance leases	6.18	6.34
Weighted average discount rate:
Operating leases	3.37%	3.58%
Finance leases	3.96%	4.42%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and finance leases of the Registrant Subsidiaries at December 31, 2021:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas

Weighted average remaining lease terms:
Operating leases	5.13	4.65	5.36	5.35	3.94
Finance leases	5.89	5.57	5.63	5.94	5.97
Weighted average discount rate:
Operating leases	3.10%	2.93%	3.00%	2.99%	3.04%
Finance leases	2.80%	3.08%	2.87%	3.03%	2.79%

The following information contains the weighted average remaining lease term in years and the weighted average discount rate for the operating and finance leases of the Registrant Subsidiaries at December 31, 2020:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas

Weighted average remaining lease terms:
Operating leases	5.74	4.72	5.30	5.78	4.30
Finance leases	5.60	5.20	5.44	5.69	5.39
Weighted average discount rate:
Operating leases	3.34%	3.11%	3.43%	3.09%	3.07%
Finance leases	3.18%	3.33%	3.22%	3.35%	3.22%

Maturity of the lease liabilities for Entergy as of December 31, 2021 are as follows:

Year	Operating Leases	Finance Leases
	(In Thousands)

2022	$65,270	$15,312
2023	55,527	14,611
2024	48,281	13,296
2025	28,174	11,913
2026	15,864	10,061
Years thereafter	14,531	15,756
Minimum lease payments	227,647	80,949
Less: amount representing interest	15,847	8,640
Present value of net minimum lease payments	$211,800	$72,309

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Maturity of the lease liabilities for the Registrant Subsidiaries as of December 31, 2021 are as follows:

Operating Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

2022	$14,180	$13,706	$6,280	$1,682	$4,888
2023	12,713	11,791	4,181	1,441	4,449
2024	11,150	9,618	3,174	1,182	3,427
2025	9,292	6,694	2,168	773	1,933
2026	7,314	4,081	827	398	771
Years thereafter	5,892	3,574	1,924	601	423
Minimum lease payments	60,541	49,464	18,554	6,077	15,891
Less: amount representing interest	4,425	3,013	1,711	592	898
Present value of net minimum lease payments	$56,116	$46,451	$16,843	$5,485	$14,993

Finance Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

2022	$3,319	$4,481	$2,054	$854	$1,637
2023	3,100	4,231	1,971	814	1,532
2024	2,791	3,671	1,783	712	1,382
2025	2,449	3,122	1,529	621	1,256
2026	2,018	2,367	1,202	545	1,016
Years thereafter	2,477	2,613	1,220	673	1,296
Minimum lease payments	16,154	20,485	9,759	4,219	8,119
Less: amount representing interest	1,111	1,478	645	196	536
Present value of net minimum lease payments	$15,043	$19,007	$9,114	$4,023	$7,583

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

Qualified Pension Plans

Entergy has eight defined benefit qualified pension plans. The Entergy Corporation Retirement Plan for Non-Bargaining Employees (Non-Bargaining Plan I), the Entergy Corporation Retirement Plan for Bargaining Employees (Bargaining Plan I), the Entergy Corporation Retirement Plan II for Non-Bargaining Employees (Non-Bargaining Plan II), the Entergy Corporation Retirement Plan II for Bargaining Employees, the Entergy Corporation Retirement Plan III, and the Entergy Corporation Retirement Plan IV for Bargaining Employees are non-contributory final average pay plans that provide pension benefits based on employees’ credited service and compensation during employment.  Non-bargaining employees whose most recent date of hire is after June 30, 2014 and before January 1, 2021 do not participate in a final average pay plan, but instead participate in the Entergy Corporation Cash Balance Plan for Non-Bargaining Employees (Non-Bargaining Cash Balance Plan). Effective January 1, 2021, the Non-Bargaining Cash Balance Plan was closed to non-bargaining employees whose most recent date of hire is after December 31, 2020, who instead may be eligible to participate in, and receive a discretionary employer contribution under, the Savings Plan of Entergy Corporation and Subsidiaries VIII, an Entergy-sponsored tax-qualified defined contribution plan that includes a 401(k) feature. Certain bargaining employees whose most recent date of hire is after June 30, 2014, or such later date provided for in their applicable collective bargaining agreements, participate in the Entergy Corporation Cash Balance Plan for Bargaining Employees (Bargaining Cash Balance Plan). Effective January 1, 2021, the Bargaining Cash Balance Plan was amended to close participation in the plan to those bargaining employees whose most recent hire date is after December 31, 2020 or such later date provided for in their applicable collective bargaining agreements. The Registrant Subsidiaries participate in these four plans: Non-Bargaining Plan I, Bargaining Plan I, Non-Bargaining Cash Balance Plan, and Bargaining Cash Balance Plan. Effective January 1, 2022, the Non-Bargaining Cash Balance Plan was merged with and into Non-Bargaining Plan I.

The assets of the six final average pay defined benefit qualified pension plans are held in a master trust established by Entergy, and the assets of the two cash balance pension plans are held in a second master trust established by Entergy.  Each pension plan has an undivided beneficial interest in each of the investment accounts in its respective master trust that is maintained by a trustee.  Use of the master trusts permits the commingling of the trust assets of the pension plans of Entergy Corporation and its Registrant Subsidiaries for investment and administrative purposes.  Although assets in the master trusts are commingled, the trustee maintains supporting records for the purpose of allocating the trust level equity in net earnings (loss) and the administrative expenses of the investment accounts in each trust to the various participating pension plans in that particular trust.  The fair value of the trusts’ assets is determined by the trustee and certain investment managers.  For each trust, the trustee calculates a daily earnings factor, including realized and unrealized gains or losses, collected and accrued income, and administrative expenses, and allocates earnings to each plan in the master trusts on a pro rata basis. Effective January 1, 2022, the assets of the remaining cash balance pension plan held in a second master trust were merged with and into a master trust that holds the assets of the six final average pay defined benefit qualified pension plans.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

securities, interest in a money market fund, and insurance contracts.  The Registrant Subsidiaries’ pension costs are recovered from customers as a component of cost of service in each of their respective jurisdictions.

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation and its subsidiaries’ total 2021, 2020, and 2019 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2021	2020	2019
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$165,278	$161,487	$134,193
Interest cost on projected benefit obligation	191,107	239,614	293,114
Expected return on assets	(424,572)	(414,273)	(414,947)
Recognized net loss	334,124	350,010	241,117
Settlement charges	205,878	36,946	23,492
Net periodic pension costs	$471,815	$373,784	$276,969
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	($448,532)	$483,653	$614,600
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(334,124)	(358,473)	(241,117)
Settlement charge	(205,878)	(36,946)	(23,492)
Total	($988,534)	$88,234	$349,991
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	($516,719)	$462,018	$626,960

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total 2021, 2020, and 2019 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, for their employees included the following components:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$28,632	$38,271	$9,070	$3,038	$6,921	$8,851
Interest cost on projected benefit obligation	35,683	39,740	10,446	4,392	8,381	9,087
Expected return on assets	(78,368)	(89,821)	(22,407)	(10,598)	(21,158)	(19,254)
Recognized net loss	69,290	67,015	20,007	7,596	12,676	18,404
Settlement charges	37,682	61,945	16,710	5,431	11,797	12,260
Net pension cost	$92,919	$117,150	$33,826	$9,859	$18,617	$29,348
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($96,066)	($89,534)	($29,675)	($16,159)	($18,217)	($27,617)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(69,290)	(67,015)	(20,007)	(7,596)	(12,676)	(18,404)
Settlement charge	(37,682)	(61,945)	(16,710)	(5,431)	(11,797)	(12,260)
Total	($203,038)	($218,494)	($66,392)	($29,186)	($42,690)	($58,281)
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	($110,119)	($101,344)	($32,566)	($19,327)	($24,073)	($28,933)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$26,329	$35,158	$8,060	$2,654	$6,116	$7,883
Interest cost on projected benefit obligation	44,165	50,432	12,922	5,825	10,731	11,006
Expected return on assets	(78,187)	(89,691)	(23,147)	(10,509)	(21,951)	(18,757)
Recognized net loss	68,338	66,640	18,983	8,018	13,173	17,104
Settlement charges	21,078	8,109	3,366	—	4,289	105
Net pension cost	$81,723	$70,648	$20,184	$5,988	$12,358	$17,341
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$106,178	$90,064	$36,899	$8,148	$13,379	$35,403
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(69,713)	(68,248)	(19,393)	(8,213)	(13,564)	(17,434)
Settlement charge	(21,078)	(8,109)	(3,366)	—	(4,289)	(105)
Total	$15,387	$13,707	$14,140	($65)	($4,474)	$17,864
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$97,110	$84,355	$34,324	$5,923	$7,884	$35,205

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$21,043	$29,137	$6,516	$2,274	$5,401	$6,199
Interest cost on projected benefit obligation	56,701	63,529	16,272	7,495	14,451	13,456
Expected return on assets	(80,705)	(90,607)	(23,873)	(10,785)	(23,447)	(18,710)
Recognized net loss	47,361	46,571	12,416	6,117	9,335	11,400
Net pension cost	$44,400	$48,630	$11,331	$5,101	$5,740	$12,345
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$118,898	$99,346	$41,088	$6,531	$10,869	$36,711
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(47,361)	(46,571)	(12,416)	(6,117)	(9,335)	(11,400)
Total	$71,537	$52,775	$28,672	$414	$1,534	$25,311
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$115,937	$101,405	$40,003	$5,515	$7,274	$37,656

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Recognized in the Balance Sheet

Qualified pension obligations, plan assets, funded status, amounts recognized in the Consolidated Balance Sheets for Entergy Corporation and its Subsidiaries as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$9,143,652	$8,406,203
Service cost	165,278	161,487
Interest cost	191,107	239,614
Actuarial (gain)/ loss	(158,276)	969,609
Benefits paid (including settlement lump sum benefit payments of ($553,576) in 2021 and ($84,754) in 2020)	(932,141)	(633,261)
Balance at December 31	$8,409,620	$9,143,652
Change in Plan Assets
Fair value of assets at January 1	$6,854,426	$6,271,160
Actual return on plan assets	714,827	900,229
Employer contributions	355,998	316,298
Benefits paid (including settlement lump sum benefit payments of ($553,576) in 2021 and ($84,754) in 2020)	(932,141)	(633,261)
Fair value of assets at December 31	$6,993,110	$6,854,426
Funded status	($1,416,510)	($2,289,226)
Amount recognized in the balance sheet
Non-current liabilities	($1,416,510)	($2,289,226)
Amount recognized as a regulatory asset
Net loss	$2,214,390	$2,926,670
Amount recognized as AOCI (before tax)
Net loss	$449,756	$726,010

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified pension obligations, plan assets, funded status, amounts recognized in the Balance Sheets for the Registrant Subsidiaries as of December 31, 2021 and 2020 are as follows:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$1,739,382	$1,927,271	$510,109	$220,287	$410,664	$441,148
Service cost	28,632	38,271	9,070	3,038	6,921	8,851
Interest cost	35,683	39,740	10,446	4,392	8,381	9,087
Actuarial gain	(41,227)	(28,439)	(14,831)	(9,118)	(3,971)	(14,746)
Benefits paid (a)	(183,124)	(240,447)	(65,936)	(23,219)	(50,193)	(49,546)
Balance at December 31	$1,579,346	$1,736,396	$448,858	$195,380	$371,802	$394,794
Change in Plan Assets
Fair value of assets at January 1	$1,285,856	$1,476,306	$371,394	$172,551	$349,748	$310,818
Actual return on plan assets	133,207	150,917	37,251	17,639	35,405	32,125
Employer contributions	66,649	59,882	13,715	5,395	6,955	18,663
Benefits paid (a)	(183,124)	(240,447)	(65,936)	(23,219)	(50,193)	(49,546)
Fair value of assets at December 31	$1,302,588	$1,446,658	$356,424	$172,366	$341,915	$312,060
Funded status	($276,758)	($289,738)	($92,434)	($23,014)	($29,887)	($82,734)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($276,758)	($289,738)	($92,434)	($23,014)	($29,887)	($82,734)
Amounts recognized as regulatory asset
Net loss	$612,963	$556,345	$173,511	$62,805	$113,790	$153,782
Amounts recognized as AOCI (before tax)
Net loss	$—	$23,181	$—	$—	$—	$—

(a)    Including settlement lump sum benefit payments of ($104.4) million at Entergy Arkansas, ($166.6) million at Entergy Louisiana, ($45.7) million at Entergy Mississippi, ($14.3) million at Entergy New Orleans, ($31.9) million at Entergy Texas, and ($33) million at System Energy.

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

The qualified pension plans incurred actuarial gains during 2021 primarily due to a rise in bond yields that resulted in increases to the discount rates used to develop the benefit obligations and an actual return on assets exceeding the expected return on assets for 2021. The qualified pension plans incurred actuarial losses during 2020 primarily due to a fall in bond yields that resulted in decreases to the discount rates used to develop the benefit obligations. These losses were partially offset by gains resulting from the actual return on assets exceeding the expected return on assets for 2020.

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy’s qualified pension plans was $7.8 billion and $8.4 billion at December 31, 2021 and 2020, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries for their employees as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
	(In Thousands)
Entergy Arkansas	$1,463,966	$1,617,858
Entergy Louisiana	$1,574,273	$1,753,980
Entergy Mississippi	$407,851	$466,497
Entergy New Orleans	$178,010	$201,159
Entergy Texas	$342,441	$379,050
System Energy	$366,920	$410,296

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

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation’s and its subsidiaries’ total 2021, 2020, and 2019 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, included the following components:

	2021	2020	2019
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$26,578	$24,500	$18,699
Interest cost on accumulated postretirement benefit obligation (APBO)	21,278	28,597	47,901
Expected return on assets	(43,220)	(40,880)	(38,246)
Amortization of prior service credit	(33,069)	(32,882)	(35,377)
Recognized net loss	2,853	3,481	1,430
Net other postretirement benefit income	($25,580)	($17,184)	($5,593)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and /or AOCI (before tax)
Arising this period:
Prior service credit for period	($3,168)	($128,837)	$—
Net (gain)/loss	6,210	41,031	(38,526)
Amounts reclassified from regulatory asset and /or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	33,069	32,882	35,377
Amortization of net loss	(2,853)	(3,481)	(1,430)
Total	$33,258	($58,405)	($4,579)
Total recognized as net periodic benefit (income)/cost, regulatory asset, and/or AOCI (before tax)	$7,678	($75,589)	($10,172)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2021, 2020, and 2019 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, for their employees included the following components:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Other postretirement costs:
Service cost - benefits earned during the period	$4,135	$6,174	$1,448	$437	$1,384	$1,340
Interest cost on APBO	3,726	4,520	1,110	521	1,269	878
Expected return on assets	(18,020)	—	(5,536)	(5,750)	(10,192)	(3,156)
Amortization of prior service credit	(1,121)	(4,920)	(1,775)	(916)	(3,742)	(436)
Recognized net (gain)/ loss	196	(364)	76	(712)	398	61
Net other postretirement benefit (income)/cost	($11,084)	$5,410	($4,677)	($6,420)	($10,883)	($1,313)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service cost/(credit) for the period	($85)	$357	$—	$—	($3,776)	$69
Net (gain)/loss	$9,956	($2,367)	($2,823)	($3,330)	$939	$210
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	1,121	4,920	1,775	916	3,742	436
Amortization of net (gain)/loss	(196)	364	(76)	712	(398)	(61)
Total	$10,796	$3,274	($1,124)	($1,702)	$507	$654
Total recognized as net periodic other postretirement (income)/cost, regulatory asset, and/or AOCI (before tax)	($288)	$8,684	($5,801)	($8,122)	($10,376)	($659)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$3,626	$5,993	$1,468	$445	$1,219	$1,254
Interest cost on APBO	4,712	6,216	1,536	784	2,008	1,130
Expected return on assets	(17,104)	—	(5,167)	(5,382)	(9,643)	(2,958)
Amortization of prior service credit	(1,849)	(6,179)	(1,652)	(763)	(3,364)	(1,065)
Recognized net (gain)/loss	540	(447)	171	(13)	907	121
Net other postretirement benefit (income)/cost	($10,075)	$5,583	($3,644)	($4,929)	($8,873)	($1,518)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service cost/(credit) for the period	$12,320	($23,508)	($4,428)	($5,493)	($22,441)	($1,963)
Net (gain)/loss	$2,245	$8,744	($4,456)	($5,351)	($3,266)	$58
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	1,849	6,179	1,652	763	3,364	1,065
Amortization of net (gain)/ loss	(540)	447	(171)	13	(907)	(121)
Total	$15,874	($8,138)	($7,403)	($10,068)	($23,250)	($961)
Total recognized as net periodic other postretirement (income)/cost, regulatory asset, and/or AOCI (before tax)	$5,799	($2,555)	($11,047)	($14,997)	($32,123)	($2,479)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$2,363	$4,639	$1,046	$367	$943	$973
Interest cost on APBO	7,226	10,664	2,681	1,581	3,415	1,902
Expected return on assets	(15,962)	—	(4,794)	(4,947)	(9,103)	(2,788)
Amortization of prior service credit	(4,950)	(7,349)	(1,756)	(682)	(2,243)	(1,450)
Recognized net (gain)/loss	576	(695)	723	231	485	354
Net other postretirement benefit (income)/cost	($10,747)	$7,259	($2,100)	($3,450)	($6,503)	($1,009)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	(26,707)	(2,220)	(11,950)	(10,967)	(6,406)	(5,539)
Amounts reclassified from regulatory asset and/or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	4,950	7,349	1,756	682	2,243	1,450
Amortization of net (gain)/loss	(576)	695	(723)	(231)	(485)	(354)
Total	($22,333)	$5,824	($10,917)	($10,516)	($4,648)	($4,443)
Total recognized as net periodic other postretirement (income)/cost, regulatory asset, and/or AOCI (before tax)	($33,080)	$13,083	($13,017)	($13,966)	($11,151)	($5,452)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet

Other postretirement benefit obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Consolidated Balance Sheets of Entergy Corporation and its Subsidiaries as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(In Thousands)
Change in APBO
Balance at January 1	$1,181,075	$1,252,903
Service cost	26,578	24,500
Interest cost	21,278	28,597
Plan amendments	(3,168)	(128,837)
Plan participant contributions	22,023	37,176
Actuarial loss	20,955	80,162
Benefits paid	(79,308)	(113,786)
Medicare Part D subsidy received	249	360
Balance at December 31	$1,189,682	$1,181,075
Change in Plan Assets
Fair value of assets at January 1	$737,866	$686,262
Actual return on plan assets	57,965	80,011
Employer contributions	32,773	48,203
Plan participant contributions	22,023	37,176
Benefits paid	(79,308)	(113,786)
Fair value of assets at December 31	$771,319	$737,866
Funded status	($418,363)	($443,209)
Amounts recognized in the balance sheet
Current liabilities	($42,000)	($38,963)
Non-current liabilities	(376,363)	(404,246)
Total funded status	($418,363)	($443,209)
Amounts recognized as a regulatory asset
Prior service credit	($37,693)	($45,501)
Net gain	(7,981)	(8,565)
	($45,674)	($54,066)
Amounts recognized as AOCI (before tax)
Prior service credit	($61,488)	($83,581)
Net loss	27,138	24,365
	($34,350)	($59,216)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other postretirement benefit obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2021 and 2020 are as follows:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$209,369	$255,571	$61,990	$31,707	$74,233	$47,701
Service cost	4,135	6,174	1,448	437	1,384	1,340
Interest cost	3,726	4,520	1,110	521	1,269	878
Plan amendments	(85)	357	—	—	(3,776)	69
Plan participant contributions	5,637	5,186	1,386	403	1,491	1,353
Actuarial (gain)/loss	14,323	(2,367)	(1,335)	988	4,270	1,289
Benefits paid	(15,954)	(16,460)	(3,604)	(2,194)	(6,923)	(4,769)
Medicare Part D subsidy received	32	50	6	4	13	14
Balance at December 31	$221,183	$253,031	$61,001	$31,866	$71,961	$47,875
Change in Plan Assets
Fair value of assets at January 1	$304,192	$—	$93,475	$102,734	$174,096	$52,619
Actual return on plan assets	22,387	—	7,024	10,068	13,523	4,235
Employer contributions	(767)	11,274	(393)	126	98	1,212
Plan participant contributions	5,637	5,186	1,386	403	1,491	1,353
Benefits paid	(15,954)	(16,460)	(3,604)	(2,194)	(6,923)	(4,769)
Fair value of assets at December 31	$315,495	$—	$97,888	$111,137	$182,285	$54,650
Funded status	$94,312	($253,031)	$36,887	$79,271	$110,324	$6,775
Amounts recognized in the balance sheet
Current liabilities	$—	($15,839)	$—	$—	$—	$—
Non-current liabilities	94,312	(237,192)	36,887	79,271	110,324	6,775
Total funded status	$94,312	($253,031)	$36,887	$79,271	$110,324	$6,775
Amounts recognized in regulatory asset
Prior service cost/(credit)	$8,691	$—	($4,109)	($3,814)	($20,532)	($1,249)
Net (gain)/loss	(6,797)	—	(4,254)	(16,003)	2,571	2,967
	$1,894	$—	($8,363)	($19,817)	($17,961)	$1,718
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($16,967)	$—	$—	$—	$—
Net gain	—	(17,551)	—	—	—	—
	$—	($34,518)	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$185,744	$274,175	$65,979	$38,460	$94,742	$47,348
Service cost	3,626	5,993	1,468	445	1,219	1,254
Interest cost	4,712	6,216	1,536	784	2,008	1,130
Plan amendments	12,320	(23,508)	(4,428)	(5,493)	(22,441)	(1,963)
Plan participant contributions	7,792	8,269	2,122	1,123	2,456	1,732
Actuarial (gain)/loss	18,257	8,744	684	(91)	5,952	3,025
Benefits paid	(23,141)	(24,395)	(5,382)	(3,530)	(9,721)	(4,851)
Medicare Part D subsidy received	59	77	11	9	18	26
Balance at December 31	$209,369	$255,571	$61,990	$31,707	$74,233	$47,701
Change in Plan Assets
Fair value of assets at January 1	$284,224	$—	$86,085	$93,858	$161,810	$48,471
Actual return on plan assets	33,116	—	10,307	10,642	18,861	5,925
Employer contributions	2,201	16,126	343	641	690	1,342
Plan participant contributions	7,792	8,269	2,122	1,123	2,456	1,732
Benefits paid	(23,141)	(24,395)	(5,382)	(3,530)	(9,721)	(4,851)
Fair value of assets at December 31	$304,192	$—	$93,475	$102,734	$174,096	$52,619
Funded status	$94,823	($255,571)	$31,485	$71,027	$99,863	$4,918
Amounts recognized in the balance sheet
Current liabilities	$—	($15,580)	$—	$—	$—	$—
Non-current liabilities	94,823	(239,991)	31,485	71,027	99,863	4,918
Total funded status	$94,823	($255,571)	$31,485	$71,027	$99,863	$4,918
Amounts recognized in regulatory asset
Prior service cost/(credit)	$7,655	$—	($5,884)	($4,730)	($20,498)	($1,754)
Net (gain)/loss	(16,557)	—	(1,355)	(13,385)	2,030	2,818
	($8,902)	$—	($7,239)	($18,115)	($18,468)	$1,064
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($22,244)	$—	$—	$—	$—
Net gain	—	(15,548)	—	—	—	—
	$—	($37,792)	$—	$—	$—	$—

The other postretirement plans incurred actuarial losses during 2021 primarily due to a reduction in the projected Employer Group Waiver Plan (EGWP) revenue and updated census data. These losses were partially offset by gains resulting from the actual return on assets exceeding the expected return on assets for 2021 and a rise in bond yields that resulted in increases to the discount rates used to develop the benefit obligations. The other postretirement plans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

incurred actuarial losses during 2020 primarily due to a reduction in the projected EGWP revenue and a fall in bond yields that resulted in decreases to the discount rates used to develop the benefit obligations. These losses were partially offset by gains resulting from the actual return on assets exceeding the expected return on assets for 2020, an update to the latest mortality projection scale MP-2020, and favorable claims experience.

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $28.6 million in 2021, $18.1 million in 2020, and $22.6 million in 2019.  In 2021 and 2019 Entergy recognized $10.9 million and $7.4 million, respectively in settlement charges related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above. In 2020 there were no settlement charges related to the payment of lump sum benefits out of the plan.

The projected benefit obligation was $181.6 million as of December 31, 2021 of which $26.3 million was a current liability and $155.3 million was a non-current liability. The projected benefit obligation was $182.4 million as of December 31, 2020 of which $22.9 million was a current liability and $159.5 million was a non-current liability.  The accumulated benefit obligation was $165.5 million and $161.3 million as of December 31, 2021 and 2020, respectively. The unamortized prior service cost and net loss are recognized in regulatory assets ($74.9 million at December 31, 2021 and $77.3 million at December 31, 2020) and accumulated other comprehensive income before taxes ($17 million at December 31, 2021 and $16.7 million at December 31, 2020).

A Rabbi Trust has been established for the benefit of certain participants in Entergy’s non-qualified, non-contributory defined benefit pension plans. The Rabbi Trust assets are invested in money-market funds which are recorded at fair value with all gains and losses recognized immediately in income. All of the investments are classified as Level 1 investments for purposes of Fair Value Measurements. At December 31, 2021, the fair value of the assets held in the Rabbi Trust was $35 million.

The following Registrant Subsidiaries participate in Entergy’s non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for their employees for the non-qualified plans for 2021, 2020, and 2019, was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2021	$343	$307	$365	$30	$615
2020	$333	$148	$359	$31	$469
2019	$275	$159	$326	$20	$481

Included in the 2021 net periodic pension cost above are settlement charges of $155 thousand and $172 thousand for Entergy Louisiana and Entergy Texas, respectively, related to the lump sum benefits paid out of the plan. Included in the 2019 net periodic pension cost above are settlement charges of $40 thousand for Entergy Mississippi related to the lump sum benefits paid out of the plan. In 2020 there were no settlement charges related to the payment of lump sum benefits out of the plan.

The projected benefit obligation for their employees for the non-qualified plans as of December 31, 2021 and 2020 was as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2021	$2,875	$1,469	$3,708	$1,069	$7,462
2020	$3,197	$1,965	$3,852	$247	$8,475

The accumulated benefit obligation for their employees for the non-qualified plans as of December 31, 2021 and 2020 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2021	$2,482	$1,445	$3,377	$738	$7,355
2020	$2,626	$1,802	$3,345	$240	$7,949

The following amounts were recorded on the balance sheet as of December 31, 2021 and 2020:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($248)	($186)	($190)	($31)	($3,080)
Non-current liabilities	(2,627)	(1,283)	(3,518)	(1,039)	(4,382)
Total funded status	($2,875)	($1,469)	($3,708)	($1,070)	($7,462)
Regulatory asset/(liability)	$1,059	$233	$1,368	$251	($706)
Accumulated other comprehensive income (before taxes)	$—	$10	$—	$—	$—

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($218)	($193)	($181)	($17)	($633)
Non-current liabilities	(2,979)	(1,772)	(3,671)	(230)	(7,842)
Total funded status	($3,197)	($1,965)	($3,852)	($247)	($8,475)
Regulatory asset/(liability)	$1,535	$424	$1,757	($558)	$147
Accumulated other comprehensive income (before taxes)	$—	$18	$—	$—	$—

The non-qualified pension plans incurred actuarial losses during 2021 primarily due to differences in recent retirement and lump sum experience relative to actuarial assumptions. The non-qualified pension plans incurred actuarial losses during 2020 primarily due to a fall in bond yields that resulted in decreases to the discount rates used to develop the benefit obligations.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) as of December 31, 2021:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	$—	$21,151	($204)	$20,947
Amortization of loss	(84,661)	(1,983)	(2,194)	(88,838)
Settlement loss	(12,001)	—	(4,378)	(16,379)
	($96,662)	$19,168	($6,776)	($84,270)
Entergy Louisiana
Amortization of prior service cost	$—	$4,920	$—	$4,920
Amortization of loss	(2,681)	364	(5)	(2,322)
Settlement loss	(2,478)	—	(6)	(2,484)
	($5,159)	$5,284	($11)	$114

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, for the difference between the amount recorded for pension and other postretirement benefits expense under generally accepted accounting principles during 2019, the first year that rates from Entergy Texas’s last general rate proceeding were in effect, and the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amount will be evaluated in the next scheduled PUCT rate case and a reasonable amortization period will be determined by the PUCT at that time. At December 31, 2021, the balance in this reserve was approximately $14.6 million.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy’s qualified pension and postretirement weighted-average asset allocations by asset category at December 31, 2021 and 2020 and the target asset allocation and ranges for 2021 are as follows:

Pension Asset Allocation	Target	Range			Actual 2021	Actual 2020
Domestic Equity Securities	39%	32%	to	46%	40%	38%
International Equity Securities	19%	15%	to	23%	20%	19%
Fixed Income Securities	42%	39%	to	45%	40%	42%
Other	0%	0%	to	10%	0%	1%

Postretirement Asset Allocation	Non-Taxable and Taxable
	Target	Range			Actual 2021	Actual 2020
Domestic Equity Securities	25%	20%	to	30%	28%	29%
International Equity Securities	17%	12%	to	22%	17%	18%
Fixed Income Securities	58%	53%	to	63%	55%	53%
Other	0%	0%	to	5%	0%	0%

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.  Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area and individual security issuance.  As of December 31, 2021, all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were no significant concentrations (defined as greater than 10 percent of plan assets) of credit risk in Entergy’s pension and other postretirement benefit plan assets.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy, measured at fair value on a recurring basis at December 31, 2021, and December 31, 2020, a summary of the investments held in the master trusts for Entergy’s qualified pension and other postretirement plans in which the Registrant Subsidiaries participate.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Defined Benefit Pension Plan Trusts

2021	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$16,231	(b)	$—		$—	$16,231
Common	1,001,169	(b)	—		—	1,001,169
Common collective trusts (c)						3,123,111
Fixed income securities:
U.S. Government securities	—		627,148	(a)	—	627,148
Corporate debt instruments	—		966,616	(a)	—	966,616
Registered investment companies (e)	92,347	(d)	3,004	(d)	—	1,129,070
Other	—		68,886	(f)	—	68,886
Other:
Insurance company general account (unallocated contracts)	—		5,961	(g)	—	5,961
Total investments	$1,109,747		$1,671,615		$—	$6,938,192
Cash						123,153
Other pending transactions						11,125
Less: Other postretirement assets included in total investments						(79,360)
Total fair value of qualified pension assets						$6,993,110

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$15,756	(b)	$—		$—	$15,756
Common	1,031,213	(b)	—		—	1,031,213
Common collective trusts (c)						2,958,767
Fixed income securities:
U.S. Government securities	—		731,319	(a)	—	731,319
Corporate debt instruments	—		1,029,370	(a)	—	1,029,370
Registered investment companies (e)	81,800	(d)	3,076	(d)	—	1,128,107
Other	156	(f)	56,323	(f)	—	56,479
Other:
Insurance company general account (unallocated contracts)	—		6,253	(g)	—	6,253
Total investments	$1,128,925		$1,826,341		$—	$6,957,264
Cash						2,316
Other pending transactions						(29,121)
Less: Other postretirement assets included in total investments						(76,033)
Total fair value of qualified pension assets						$6,854,426

Other Postretirement Trusts

2021	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$312,594
Fixed income securities:
U.S. Government securities	62,240	(b)	89,951	(a)	—	152,191
Corporate debt instruments	—		152,562	(a)	—	152,562
Registered investment companies	28,450	(d)	—		—	28,450
Other	—		72,059	(f)	—	72,059
Total investments	$90,690		$314,572		$—	$717,856
Other pending transactions						(25,897)
Plus: Other postretirement assets included in the investments of the qualified pension trust						79,360
Total fair value of other postretirement assets						$771,319

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$315,191
Fixed income securities:
U.S. Government securities	46,498	(b)	97,604	(a)	—	144,102
Corporate debt instruments	—		147,287	(a)	—	147,287
Registered investment companies	16,965	(d)	—		—	16,965
Other	—		60,219	(f)	—	60,219
Total investments	$63,463		$305,110		$—	$683,764
Other pending transactions						(21,931)
Plus: Other postretirement assets included in the investments of the qualified pension trust						76,033
Total fair value of other postretirement assets						$737,866

(a)Certain fixed income debt securities (corporate, government, and securitized) are stated at fair value as determined by broker quotes.
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
(f)The other remaining assets are U.S. municipal and foreign government bonds stated at fair value as determined by broker quotes and quoted market values.
(g)The unallocated insurance contract investments are recorded at contract value, which approximates fair value.  The contract value represents contributions made under the contract, plus interest, less funds used to pay benefits and contract expenses, and less distributions to the master trust.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy’s qualified pension and other postretirement benefit obligations at December 31, 2021, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement (before Medicare Subsidy)	Estimated Future Medicare D Subsidy Receipts
	(In Thousands)
Year(s)
2022	$550,204	$26,336	$72,400	$70
2023	$542,753	$24,710	$72,220	$27
2024	$549,913	$21,230	$71,506	$34
2025	$530,406	$36,210	$70,148	$34
2026	$525,278	$14,377	$68,744	$39
2027 - 2031	$2,527,735	$52,967	$328,634	$222

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries for their employees will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2022	$107,542	$120,365	$33,459	$13,992	$31,134	$26,953
2023	$104,328	$118,289	$33,055	$13,677	$30,381	$25,985
2024	$104,606	$117,416	$32,711	$13,333	$28,661	$26,155
2025	$102,411	$116,610	$31,838	$13,146	$26,807	$25,203
2026	$101,144	$114,232	$31,708	$12,875	$26,983	$24,939
2027 - 2031	$487,637	$534,665	$143,052	$58,299	$114,747	$123,220

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2022	$248	$186	$190	$31	$3,080
2023	$383	$172	$422	$82	$441
2024	$324	$159	$504	$104	$420
2025	$689	$146	$486	$135	$398
2026	$143	$133	$412	$128	$428
2027 - 2031	$878	$503	$1,927	$782	$1,677

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Other Postretirement Benefits Payments (before Medicare Part D Subsidy)	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2022	$14,228	$15,845	$3,488	$2,449	$5,061	$2,828
2023	$13,652	$15,766	$3,550	$2,378	$4,998	$2,774
2024	$13,392	$15,404	$3,597	$2,288	$4,824	$2,668
2025	$13,021	$15,182	$3,657	$2,200	$4,686	$2,617
2026	$12,717	$14,868	$3,645	$2,096	$4,458	$2,511
2027 - 2031	$61,153	$70,094	$18,095	$9,058	$20,932	$12,474

Estimated Future Medicare Part D Subsidy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2022	$35	$6	$14	$—	$—	$1
2023	$3	$5	$15	$—	$—	$1
2024	$4	$7	$16	$—	$—	$1
2025	$4	$8	$17	$—	$—	$—
2026	$5	$7	$18	$1	$—	$1
2027 - 2031	$27	$51	$104	$—	$—	$4

Contributions

Entergy currently expects to contribute approximately $200 million to its qualified pension plans and approximately $42.8 million to other postretirement plans in 2022.  The expected 2022 pension and other postretirement plan contributions of the Registrant Subsidiaries for their employees are shown below.  The 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022.

The Registrant Subsidiaries expect to contribute approximately the following to the qualified pension and other postretirement plans for their employees in 2022:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension Contributions	$40,840	$22,917	$12,852	$922	$1,924	$12,760
Other Postretirement Contributions	$517	$15,845	$130	$175	$66	$22

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Actuarial Assumptions

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefit APBO as of December 31, 2021 and 2020 were as follows:

	2021	2020
Weighted-average discount rate:
Qualified pension	2.99% - 3.08% Blended 3.05%	2.60% - 2.83% Blended 2.77%
Other postretirement	2.94%	2.62%
Non-qualified pension	2.11%	1.61%
Weighted-average rate of increase in future compensation levels	3.98% - 4.40%	3.98% - 4.40%
Interest crediting rate	2.60%	2.60%
Assumed health care trend rate:
Pre-65	5.65%	5.87%
Post-65	5.90%	6.31%
Ultimate rate	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2032	2030
Post-65	2032	2028

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2021, 2020, and 2019 were as follows:

	2021	2020	2019
Weighted-average discount rate:
Qualified pension:
Service cost	2.81%	3.42%	4.57%
Interest cost	2.08%	2.99%	4.15%
Other postretirement:
Service cost	2.98%	3.27%	4.62%
Interest cost	1.86%	2.41%	4.01%
Non-qualified pension:
Service cost	1.48%	2.71%	3.94%
Interest cost	2.14%	2.25%	3.46%
Weighted-average rate of increase in future compensation levels	3.98% - 4.40%	3.98% - 4.40%	3.98%
Expected long-term rate of return on plan assets:
Pension assets	6.75%	7.00%	7.25%
Other postretirement non-taxable assets	6.00% - 6.75%	6.25% - 7.25%	6.50% - 7.50%
Other postretirement taxable assets	5.00%	5.25%	5.50%
Assumed health care trend rate:
Pre-65	5.87%	6.13%	6.59%
Post-65	6.31%	6.25%	7.15%
Ultimate rate	4.75%	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2030	2027	2027
Post-65	2028	2027	2026

Entergy Corporation and Subsidiaries
Notes to Financial Statements

With respect to the mortality assumptions, Entergy used the Pri-2012 Employee and Healthy Annuitant Tables with a fully generational MP-2020 projection scale, in determining its December 31, 2021 and 2020 pension plans’ PBOs and the Pri.H 2012 (headcount weighted) Employee and Healthy Annuitant Tables with a fully generational MP-2020 projection scale, in determining its December 31, 2021 and 2020 other postretirement benefit APBO.

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

Entergy’s subsidiaries’ contributions to defined contribution plans collectively were $62.3 million in 2021, $63.1 million in 2020, and $57.6 million in 2019.  The majority of the contributions were to the System Savings Plan.

The Registrant Subsidiaries’ 2021, 2020, and 2019 contributions to defined contribution plans for their employees were as follows:

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2021	$4,820	$6,678	$3,045	$1,140	$2,699
2020	$4,515	$6,518	$2,863	$1,115	$2,596
2019	$4,111	$5,641	$2,424	$882	$2,136

NOTE 12.    STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options, restricted stock, performance units, and restricted stock units to key employees of the Entergy subsidiaries under its equity plans which are shareholder-approved stock-based compensation plans.  Effective May 3, 2019, Entergy’s shareholders approved the 2019 Omnibus Incentive Plan (2019 Plan).  The maximum number of common shares that can be issued from the 2019 Plan for stock-based awards is 7,300,000 all of which are available for incentive stock option grants.  The 2019 Plan applies to awards granted on or after May 3, 2019 and awards expire ten years from the date of grant. As of December 31, 2021, there were 4,711,095 authorized shares remaining for stock-based awards.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The following table includes financial information for stock options for each of the years presented:

	2021	2020	2019
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$4.2	$3.9	$3.8
Tax benefit recognized in Entergy’s consolidated net income	$1.1	$1.0	$1.0
Compensation cost capitalized as part of fixed assets and inventory	$1.5	$1.5	$1.4

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2021	2020	2019
Stock price volatility	23.93%	17.16%	17.23%
Expected term in years	6.93	7.04	7.32
Risk-free interest rate	0.74%	1.49%	2.50%
Dividend yield	4.00%	4.00%	4.50%
Dividend payment per share	$3.86	$3.74	$3.66

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

A summary of stock option activity for the year ended December 31, 2021 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Options outstanding as of January 1, 2021	2,399,379	$89.63
Options granted	508,704	$95.87
Options exercised	(72,138)	$80.54
Options forfeited/expired	(16,301)	$117.89
Options outstanding as of December 31, 2021	2,819,644	$90.82	$71,110,949	6.34 years
Options exercisable as of December 31, 2021	1,788,702	$81.91	$58,164,228	5.16 years
Weighted-average grant-date fair value of options granted during 2021	$12.27

The weighted-average grant-date fair value of options granted during the year was $11.45 for 2020 and $8.32 for 2019.  The total intrinsic value of stock options exercised was $2 million during 2021, $26 million during 2020, and $29 million during 2019.  The intrinsic value, which has no effect on net income, of the outstanding stock options exercised is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of December 31, 2021.  The aggregate intrinsic value of the stock options outstanding as of December 31, 2021 was $71.1 million. Stock options outstanding as of December 31, 2021 includes 501,316 out of the money options with an intrinsic value of zero. Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.  The total fair value of options that vested was approximately $5 million during 2021, $5 million during 2020, and $5 million during 2019. Cash received from option exercises was $6 million for the year ended December 31, 2021. The tax benefits realized from options exercised was $0.5 million for the year ended December 31, 2021.

The following table summarizes information about stock options outstanding as of December 31, 2021:

			Options Outstanding			Options Exercisable
Range of Exercise Price			As of December 31, 2021	Weighted-Average Remaining Contractual Life-Yrs.	Weighted Average Exercise Price	Number Exercisable as of December 31, 2021	Weighted Average Exercise Price
$51	-	$64.99	240,200	1.72	$63.69	240,200	$63.69
$65	-	$78.99	915,839	5.19	$73.80	915,839	$73.80
$79	-	$91.99	653,585	6.21	$89.35	465,577	$89.41
$92	-	$131.72	1,010,020	8.58	$113.66	167,086	$131.72
$51	-	$131.72	2,819,644	6.34	$90.82	1,788,702	$81.91

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2021 not yet recognized is approximately $7 million and is expected to be recognized over a weighted-average period of 1.72 years.

Restricted Stock Awards

Entergy grants restricted stock awards earned under its stock benefit plans in the form of stock units. One-third of the restricted stock awards will vest upon each anniversary of the grant date and are expensed ratably over

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the three-year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting. In January 2021 the Board approved and Entergy granted 392,383 restricted stock awards under the 2019 Plan.  The restricted stock awards were made effective on January 28, 2021 and were valued at $95.87 per share, which was the closing price of Entergy Corporation’s common stock on that date.

The following table includes information about the restricted stock awards outstanding as of December 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2021	648,498	$107.89
Granted	419,095	$96.45
Vested	(323,698)	$99.28
Forfeited	(58,540)	$108.57
Outstanding shares at December 31, 2021	685,355	$104.91

The following table includes financial information for restricted stock for each of the years presented:

	2021	2020	2019
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$24.7	$23.1	$20.2
Tax benefit recognized in Entergy’s consolidated net income	$6.3	$5.9	$5.1
Compensation cost capitalized as part of fixed assets and inventory	$9.3	$8.5	$7.1

The total fair value of the restricted stock awards granted was $40 million, $44 million, and $34 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The total fair value of the restricted stock awards vested was $32 million, $27 million, and $25 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Long-Term Performance Unit Program

Entergy grants long-term incentive awards earned under its stock benefit plans in the form of performance units, which represents the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. The Long-Term Performance Unit Program specifies a minimum, target, and maximum achievement level, the achievement of which will determine the number of performance units that may be earned. Entergy measures performance by assessing Entergy’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index. To emphasize the importance of strong cash generation for the long-term health of its business, Entergy Corporation replaced the cumulative adjusted earnings per share metric with a credit measure – adjusted funds from operations/debt ratio for the 2021-2023 performance period. For the 2021-2023 performance period, performance will be measured based eighty percent on relative total shareholder return and twenty percent on the credit metric.

In January 2021 the Board approved and Entergy granted 203,983 performance units under the 2019 Plan.  The performance units were granted on January 28, 2021, and eighty percent were valued at $110.74 per share based on various factors, primarily market conditions; and twenty percent were valued at $95.87 per share, the closing price of Entergy Corporation’s common stock on that date. Performance units have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are

Entergy Corporation and Subsidiaries
Notes to Financial Statements

expensed ratably over the 3-year vesting period, and compensation cost for the portion of the award based on cumulative adjusted earnings per share will be adjusted based on the number of units that ultimately vest.

The following table includes information about the long-term performance units outstanding at the target level as of December 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2021	475,765	$110.82
Granted	303,092	$104.02
Vested	(235,983)	$82.42
Forfeited	(21,038)	$122.87
Outstanding shares at December 31, 2021	521,836	$119.23

The following table includes financial information for the long-term performance units for each of the years presented:

	2021	2020	2019
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$14.5	$12.6	$11.1
Tax benefit recognized in Entergy’s consolidated net income	$3.7	$3.2	$2.8
Compensation cost capitalized as part of fixed assets and inventory	$5.8	$4.9	$4.0

The total fair value of the long-term performance units granted was $32 million, $40 million, and $23 million for the years ended December 31, 2021, 2020, and 2019, respectively.

In January 2021, Entergy issued 235,983 shares of Entergy Corporation common stock at a share price of $95.12 for awards earned and dividends accrued under the 2018-2020 Long-Term Performance Unit Program. In January 2020, Entergy issued 423,184 shares of Entergy Corporation common stock at a share price of $126.31 for awards earned and dividends accrued under the 2017-2019 Long-Term Performance Unit Program. In January 2019, Entergy issued 226,208 shares of Entergy Corporation common stock at a share price of $86.03 for awards earned and dividends accrued under the 2016-2018 Long-Term Performance Unit Program.

Restricted Stock Unit Awards

Entergy grants restricted stock unit awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted stock units may be settled in shares of Entergy Corporation common stock or the cash value of shares of Entergy Corporation common stock at the time of vesting.  The costs of restricted stock unit awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted stock unit awards granted is 35 months.  As of December 31, 2021, there were 88,648 unvested restricted stock units that are expected to vest over an average period of 18 months.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes information about the restricted stock unit awards outstanding as of December 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2021	86,175	$92.92
Granted	39,478	$105.06
Vested	(37,005)	$90.89
Outstanding shares at December 31, 2021	88,648	$99.18

The following table includes financial information for restricted stock unit awards for each of the years presented:

	2021	2020	2019
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.9	$2.0	$2.2
Tax benefit recognized in Entergy’s consolidated net income	$0.5	$0.5	$0.6
Compensation cost capitalized as part of fixed assets and inventory	$0.7	$0.9	$0.9

The total fair value of the restricted stock unit awards granted was $4 million, $2 million, and $3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The total fair value of the restricted stock unit awards vested was $3 million, $4 million, and $5.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 13. BUSINESS SEGMENT INFORMATION  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of December 31, 2021 were Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information was as follows:

2021	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$11,044,674	$698,164	$87	($29)	$11,742,896
Asset write-offs, impairments, and related charges	$—	$263,625	$—	$—	$263,625
Depreciation, amortization, & decommissioning	$1,823,389	$164,602	$2,706	$—	$1,990,697
Interest and investment income	$442,817	$118,597	$10,932	($141,880)	$430,466
Interest expense	$692,004	$13,334	$143,614	($14,258)	$834,694
Income taxes	$264,209	($25,381)	($47,454)	$—	$191,374
Consolidated net income (loss)	$1,488,487	($120,689)	($121,457)	($127,622)	$1,118,719
Total assets	$59,733,625	$1,242,675	$561,168	($2,083,226)	$59,454,242
Cash paid for long-lived asset additions	$6,409,855	$12,100	$157	$—	$6,422,112

2020	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,170,714	$942,869	$78	($25)	$10,113,636
Asset write-offs, impairments, and related charges	$—	$26,623	$—	$—	$26,623
Depreciation, amortization, & decommissioning	$1,685,138	$306,974	$2,835	$—	$1,994,947
Interest and investment income	$299,004	$234,194	$19,563	($159,943)	$392,818
Interest expense	$648,851	$22,432	$146,730	($32,350)	$785,663
Income taxes	($282,311)	$104,937	$55,868	$—	($121,506)
Consolidated net income (loss)	$1,816,354	($62,763)	($219,344)	($127,594)	$1,406,653
Total assets	$55,940,153	$3,800,378	$552,632	($2,053,951)	$58,239,212
Cash paid for long-lived asset additions	$5,102,322	$54,455	$84	$—	$5,156,861

2019	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,583,985	$1,294,719	$21	($52)	$10,878,673
Asset write-offs, impairments, and related charges	$—	$290,027	$—	$—	$290,027
Depreciation, amortization, & decommissioning	$1,493,167	$384,707	$2,944	$—	$1,880,818
Interest and investment income	$289,570	$414,636	$26,295	($182,589)	$547,912
Interest expense	$589,395	$29,450	$178,575	($54,995)	$742,425
Income taxes	$19,634	($161,295)	($28,164)	$—	($169,825)
Consolidated net income (loss)	$1,425,643	$148,870	($188,675)	($127,594)	$1,258,244
Total assets	$49,557,664	$4,154,961	$514,020	($2,502,733)	$51,723,912
Cash paid for long-lived asset additions	$4,527,045	$104,300	$160	$—	$4,631,505

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Entergy Wholesale Commodities business is sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity.  Almost all of Entergy’s goodwill is related to the Utility segment.

Results of operations for 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements for further discussion of the sale of the Indian Point Energy Center.

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

Entergy Wholesale Commodities

In January 2019, Entergy sold the Vermont Yankee plant, which it had previously shut down, to NorthStar. In August 2019, Entergy sold the Pilgrim plant, which it had previously shut down, to Holtec. In May 2021, Entergy sold Indian Point 1, Indian Point 2, and Indian Point 3 to Holtec. Entergy has also announced plans to shut down Palisades in May 2022 and has a purchase and sale agreement with Holtec expected to close after the plant is shut down. Management expects these transactions to result in the cessation of merchant power generation at all Entergy Wholesale Commodities nuclear power plants owned and operated by Entergy by 2022. Entergy will continue to have the obligation to decommission the Palisades plant pending its sale to Holtec.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total restructuring charges in 2021, 2020, and 2019 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of December 31, 2018	$179	$14	$193
Restructuring costs accrued	91	—	91
Cash paid out	141	—	141
Balance as of December 31, 2019	$129	$14	$143
Restructuring costs accrued	71	—	71
Cash paid out	55	—	55
Balance as of December 31, 2020	$145	$14	$159
Restructuring costs accrued	12	1	13
Cash paid out	120	15	135
Balance as of December 31, 2021	$37	$—	$37

In addition, Entergy Wholesale Commodities incurred $264 million in 2021, $19 million in 2020, and $290 million in 2019 of impairment, loss on sales, and other related charges associated with these strategic decisions and transactions. See Note 14 to the financial statements for further discussion of these impairment charges.

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses of approximately $5 million in 2022 associated with these strategic transactions.

Geographic Areas

For the years ended December 31, 2021, 2020, and 2019, the amount of revenue Entergy derived from outside of the United States was insignificant.  As of December 31, 2021 and 2020, Entergy had no long-lived assets located outside of the United States.

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

NOTE 14.  ACQUISITIONS, DISPOSITIONS, AND IMPAIRMENT OF LONG-LIVED ASSETS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas)

Acquisitions

Searcy Solar Facility

In March 2019, Entergy Arkansas entered into a build-own-transfer agreement for the purchase of an approximately 100 MW solar energy facility to be sited on approximately 800 acres in White County near Searcy, Arkansas. The project, Searcy Solar facility, was being constructed by a subsidiary of NextEra Energy Resources. In April 2020 the APSC issued an order approving Entergy Arkansas’s acquisition of the Searcy Solar facility as

Entergy Corporation and Subsidiaries
Notes to Financial Statements

being in the public interest. In May 2021, Entergy Arkansas filed with the APSC an application seeking to amend its certificate for the Searcy Solar facility to allow for the use of a tax equity partnership to acquire and own the facility. The tax equity partnership structure is expected to reduce costs and yield incremental net benefits to customers beyond those expected under the build-own-transfer structure alone. The APSC approved Entergy Arkansas’s tax equity partnership request in September 2021. AR Searcy Partnership, LLC was formed for the tax equity partnership with Entergy Arkansas as its managing member. In November 2021 both Entergy Arkansas and the tax equity investor made capital contributions to the tax equity partnership that were then used to acquire the facility. Upon substantial completion of the facility in December 2021, the tax equity partnership completed the purchase of the Searcy Solar facility. The purchase price for the Searcy Solar facility was approximately $133 million, which includes a final payment of approximately $1 million to be made in 2022. See Note 1 to the financial statements for further discussion of the HLBV method of accounting used to account for the investment in AR Searcy Partnership, LLC.

Hardin County Peaking Facility

In June 2021, Entergy Texas purchased the Hardin County Peaking Facility, an existing 147 MW simple-cycle gas-fired peaking power plant in Kountze, Texas, from East Texas Electric Cooperative, Inc. In addition, also in June 2021, Entergy Texas sold a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc. for approximately $68 million. The two interdependent transactions were approved by the PUCT in April 2021. The purchase price for the Hardin County Peaking Facility was approximately $37 million.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Nuclear Vermont Yankee had an outstanding credit facility that was used to pay for dry fuel storage costs. This credit facility was guaranteed by Entergy Corporation. A subsidiary of Entergy assumed the obligations under the credit facility, which remains outstanding. At the closing of the sale transaction, NorthStar caused Entergy Nuclear Vermont Yankee, renamed NorthStar Vermont Yankee, to issue a $139 million promissory note to the Entergy subsidiary that assumed the credit facility obligations. The amount of the note included the balance outstanding on the credit facility, as well as borrowing fees and costs incurred by Entergy in connection with the credit facility.

With the receipt of the NRC and Vermont Public Utility Commission approvals and the resolution among the parties of the significant conditions of the sale, Entergy concluded that as of December 31, 2018, Vermont Yankee was in held for sale status. Entergy accordingly evaluated the Vermont Yankee asset retirement obligation in light of the terms of the sale transaction and evaluated the remaining values of the Vermont Yankee assets. These evaluations resulted in an increase in the asset retirement obligation and $173 million of asset impairment and related other charges in the fourth quarter 2018. Upon closing of the transaction in January 2019, the Vermont Yankee decommissioning trust, along with the decommissioning obligation for the plant, was transferred to NorthStar.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Impairment of Long-lived Assets

2019, 2020, and 2021 Impairments

Entergy continues to execute its strategy to shut down and sell all of the remaining plants in Entergy Wholesale Commodities’ merchant nuclear fleet, with a planned shutdown of the only remaining operating plant, Palisades, by May 31, 2022. The other five Entergy Wholesale Commodities’ nuclear plants, FitzPatrick, Vermont Yankee, Pilgrim, Indian Point 2, and Indian Point 3, have been sold. The FitzPatrick plant was classified as held-for-sale at December 31, 2016, and subsequently sold to Exelon in March 2017. The Vermont Yankee plant was classified as held-for-sale at December 31, 2018, and subsequently sold to NorthStar on January 11, 2019. The Pilgrim plant was sold to Holtec International on August 26, 2019. The Indian Point 2 and Indian Point 3 plants were sold to Holtec International on May 28, 2021.

Entergy Wholesale Commodities incurred $7 million in 2021, $19 million in 2020, and $100 million in 2019 of impairment charges primarily related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

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

Derivatives

Some derivative instruments are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sale transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity swaps and options.  Entergy may enter into financially-settled swap and option contracts to manage market risk that may or may not be designated as hedging instruments.

Entergy entered into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settled against day-ahead power pool prices were used to manage price exposure for Entergy Wholesale Commodities generation.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 99% for 2022, all of which is sold under normal purchase/normal sale contracts.  Total planned generation for 2022 is 2.8 TWh.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

accordance with Entergy’s credit policy. In addition, collateral agreements allowed for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contained provisions that required an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements was an Entergy Corporation guarantee. If the Entergy Corporation credit rating fell below investment grade, Entergy would have had to post collateral equal to the estimated outstanding liability under the contract at the applicable date.  As of December 31, 2021, there were no outstanding derivative contracts held by Entergy Wholesale Commodities. As of December 31, 2021, $8 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. As of December 31, 2020, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $5 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $39 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of December 31, 2021 is 2.25 years for Entergy Louisiana and the maximum length of time over which Entergy has executed natural gas swaps as of December 31, 2021 is 10 months for Entergy Mississippi and 3 months for Entergy New Orleans. The total volume of natural gas swaps and options outstanding as of December 31, 2021 is 33,083,500 MMBtu for Entergy, including 16,420,000 MMBtu for Entergy Louisiana, 16,017,800 MMBtu for Entergy Mississippi, and 645,700 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2021, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2021 through May 31, 2022. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of December 31, 2021 is 57,836 GWh for Entergy, including 12,561 GWh for Entergy Arkansas, 25,973 GWh for Entergy Louisiana, 6,429 GWh for Entergy Mississippi, 2,643 GWh for Entergy New Orleans, and 10,003 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of December 31, 2021 and 2020. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Mississippi and Entergy Texas as of December 31, 2021 and for Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of December 31, 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2021 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps and options	Prepayments and other (current portion)	$6	$—	$6	Utility
Natural gas swaps and options	Other deferred debits and other assets (non-current portion)	$5	$—	$5	Utility
Financial transmission rights	Prepayments and other	$4	$—	$4	Utility and Entergy Wholesale Commodities

Liabilities:
Natural gas swaps and options	Other current liabilities (current portion)	$7	$—	$7	Utility

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet
(d)Excludes cash collateral in the amount of $8 million posted as of December 31, 2021 and $5 million posted as of December 31, 2020. Also excludes letters of credit in the amount of $1 million posted and $39 million held as of December 31, 2020.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the years ended December 31, 2021, 2020, and 2019 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2021
Electricity swaps and options	$2	Competitive business operating revenues	$40

2020
Electricity swaps and options	$77	Competitive business operating revenues	$148

2019
Electricity swaps and options	$232	Competitive business operating revenues	$97

(a)Before taxes of $8 million, $31 million, and $20 million, for the years ended December 31, 2021, 2020, and 2019, respectively

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the years ended December 31, 2021, 2020, and 2019 are as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$32
Financial transmission rights	Purchased power expense	(b)	$179
Electricity swaps and options (c)	Competitive business operating revenues		($2)

2020
Natural gas swaps and option	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($12)
Financial transmission rights	Purchased power expense	(b)	$92
Electricity swaps and options (c)	Competitive business operating revenues		$1

2019
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($13)
Financial transmission rights	Purchased power expense	(b)	$94
Electricity swaps and options (c)	Competitive business operating revenues		$12

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2021 and 2020 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
2021
Assets:
Natural gas swaps and options	Prepayments and other	$5.7	$—	$5.7	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$5.3	$—	$5.3	Entergy Louisiana

Financial transmission rights	Prepayments and other	$2.3	$—	$2.3	Entergy Arkansas
Financial transmission rights	Prepayments and other	$0.6	$—	$0.6	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.3	$—	$0.3	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.1	$—	$0.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$0.8	$—	$0.8	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$6.7	$—	$6.7	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.5	$—	$0.5	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant

2020
Assets:
Natural gas swaps and options	Prepayments and other	$0.8	$—	$0.8	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$0.5	$—	$0.5	Entergy Louisiana

Financial transmission rights	Prepayments and other	$2.9	($0.2)	$2.7	Entergy Arkansas
Financial transmission rights	Prepayments and other	$4.3	($0.1)	$4.2	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.6	$—	$0.6	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.2	($0.1)	$0.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.6	$—	$1.6	Entergy Texas

Liabilities:
Natural gas swaps and options	Other current liabilities	$0.3	$—	$0.3	Entergy Louisiana
Natural gas swaps and options	Other non-current liabilities	$1.3	$—	$1.3	Entergy Louisiana
Natural gas swaps	Other current liabilities	$5.0	$—	$5.0	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.3	$—	$0.3	Entergy New Orleans

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of December 31, 2021 letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi and $0.1 million for Entergy Texas. As of December 31, 2020, letters of credit posted with MISO covered financial transmission rights exposure of $0.3 million for Entergy Louisiana, $0.2 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, and $0.5 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the years ended December 31, 2021, 2020, and 2019 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$12.6	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$19.8	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$42.6	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$31.6	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$11.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$4.3	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$85.9	(b)	Entergy Texas

2020
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($11.1)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.8)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$26.7	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$19.6	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$3.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$1.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$40.4	(b)	Entergy Texas

2019
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	($5.3)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.7)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power	$22.3	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$46.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$6.8	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$2.7	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$15.7	(b)	Entergy Texas

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

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using historical prices, bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments are reflected in future rates and therefore do not affect net income. Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

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

The values for power contract assets or liabilities prior to expiration in April 2021 were based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They were classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities were performed by the Office of Corporate Risk Oversight and the Entergy Wholesale Commodities Accounting group.  The primary related functions of the Office of Corporate Risk Oversight included: gathering, validating and reporting market data, providing market risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market risks, and implementing and maintaining controls around changes to market data in the energy trading and risk management system.  The Office of Corporate Risk Oversight was also responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The Entergy Wholesale Commodities Accounting group performed functions related to market and counterparty settlements, revenue reporting and analysis, and financial accounting. The Office of Corporate Risk Oversight report to the Vice President and Treasurer while the Entergy Wholesale Commodities Accounting group reports to the Chief Accounting Officer.

The amounts reflected as the fair value of electricity swaps were based on the estimated amount that the contracts were in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and equaled the estimated amount receivable to or payable by Entergy if the contracts were settled at that date.  These derivative contracts included cash flow hedges that swapped fixed for floating cash flows for sales of the output from the Entergy Wholesale Commodities business.  The fair values were based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from quoted forward power market prices.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate were recorded as derivative contract assets or liabilities.  For contracts that had unit contingent terms, a further discount was applied based on the historical relationship between contract and market prices for similar contract terms.

The amounts reflected as the fair values of electricity options were valued based on a Black Scholes model, and were calculated at the end of each month for accounting purposes.  Inputs to the valuation included end of day forward market prices for the period when the transactions settled, implied volatilities based on market volatilities provided by a third-party data aggregator, and U.S. Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities were reviewed and could be adjusted if it was determined that there was a better representation of fair value.

On a daily basis, the Office of Corporate Risk Oversight calculated the mark-to-market for electricity swaps and options.  The Office of Corporate Risk Oversight also validated forward market prices by comparing them to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences were analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options were also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available and compared with other sources of market implied volatilities.  Moreover, on a quarterly basis, the Office of Corporate Risk Oversight confirmed the mark-to-market calculations and prepared price scenarios and credit downgrade scenario analysis.  The scenario analysis was communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis was completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit and liquidity effects were calculated for this analysis.  This analysis was communicated to senior management within Entergy and Entergy Wholesale Commodities.

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$398	$—	$—	$398
Decommissioning trust funds (a):
Equity securities	132	—	—	132
Debt securities (b)	770	1,407	—	2,177
Common trusts (c)				3,205
Securitization recovery trust account	29	—	—	29
Escrow accounts	49	—	—	49
Gas hedge contracts	6	5	—	11
Financial transmission rights	—	—	4	4
	$1,384	$1,412	$4	$6,005
Liabilities:
Gas hedge contracts	$7	$—	$—	$7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,630	$—	$—	$1,630
Decommissioning trust funds (a):
Equity securities	1,533	—	—	1,533
Debt securities	919	1,698	—	2,617
Common trusts (c)				3,103
Power contracts	—	—	38	38
Securitization recovery trust account	42	—	—	42
Escrow accounts	148	—	—	148
Gas hedge contracts	1	1	—	2
Financial transmission rights	—	—	9	9
	$4,273	$1,699	$47	$9,122
Liabilities:
Gas hedge contracts	$6	$1	$—	$7

(a)The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements for additional information on the investment portfolios.
(b)The decommissioning trust funds fair value presented herein does not include the recognition pursuant to ASU 2016-13 of a credit loss valuation allowance of $0.4 million as of December 31, 2021 and $0.1 million as of December 31, 2020 on debt securities. See Note 16 to the financial statements for additional information on the allowance for expected credit losses.
(c)Common trust funds are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the years ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$38	$9	$118	$10	($31)	$15
Total gains (losses) for the period (a)
Included in earnings	(2)	—	1	1	12	—
Included in other comprehensive income	2	—	77	—	232	—
Included as a regulatory liability/asset	—	162	—	67	—	54
Issuances of financial transmission rights	—	12	—	23	—	35
Settlements	(38)	(179)	(158)	(92)	(95)	(94)
Balance as of December 31,	$—	$4	$38	$9	$118	$10

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)    Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($0.3) million and ($9.2) million for the years ended December 31, 2020 and 2019, respectively.

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.8	$—	$—	$4.8
Decommissioning trust funds (a):
Equity securities	16.7	—	—	16.7
Debt securities	119.5	406.8	—	526.3
Common trusts (b)				895.4
Financial transmission rights	—	—	2.3	2.3
	$141.0	$406.8	$2.3	$1,445.5

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$168.0	$—	$—	$168.0
Decommissioning trust funds (a):
Equity securities	1.3	—	—	1.3
Debt securities	98.2	349.7	—	447.9
Common trusts (b)				824.7
Financial transmission rights	—	—	2.7	2.7
	$267.5	$349.7	$2.7	$1,444.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$18.4	$—	$—	$18.4
Decommissioning trust funds (a):
Equity securities	20.2	—	—	20.2
Debt securities	262.6	531.6	—	794.2
Common trusts (b)				1,300.1
Gas hedge contracts	5.7	5.3	—	11.0
Financial transmission rights	—	—	0.6	0.6
	$306.9	$536.9	$0.6	$2,144.5

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$726.7	$—	$—	$726.7
Decommissioning trust funds (a):
Equity securities	8.7	—	—	8.7
Debt securities	172.4	459.8	—	632.2
Common trusts (b)				1,153.1
Securitization recovery trust account	2.7	—	—	2.7
Gas hedge contracts	0.8	0.5	—	1.3
Financial transmission rights	—	—	4.2	4.2
	$911.3	$460.3	$4.2	$2,528.9

Liabilities:
Gas hedge contracts	$0.3	$1.3	$—	$1.6

Entergy Mississippi

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$47.6	$—	$—	$47.6
Escrow accounts	48.9	—	—	48.9
Financial transmission rights	—	—	0.3	0.3
	$96.5	$—	$0.3	$96.8
Liabilities:
Gas hedge contracts	$6.7	$—	$—	$6.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$64.6	$—	$—	$64.6
Financial transmission rights	—	—	0.6	0.6
	$64.6	$—	$0.6	$65.2

Liabilities:
Gas hedge contracts	$5.0	$—	$—	$5.0

Entergy New Orleans

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$42.8	$—	$—	$42.8
Securitization recovery trust account	2.0	—	—	2.0
Financial transmission rights	—	—	0.1	0.1
	$44.8	$—	$0.1	$44.9

Liabilities:
Gas hedge contracts	$0.5	$—	$—	$0.5

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$3.4	$—	$—	$3.4
Escrow accounts	83.0	—	—	83.0
Financial transmission rights	—	—	0.1	0.1
	$86.4	$—	$0.1	$86.5

Liabilities:
Gas hedge contracts	$0.3	$—	$—	$0.3

Entergy Texas

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$26.6	$—	$—	$26.6
Financial transmission rights	—	—	0.8	0.8
	$26.6	$—	$0.8	$27.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$248.6	$—	$—	$248.6
Securitization recovery trust account	36.2	—	—	36.2
Financial transmission rights	—	—	1.6	1.6
	$284.8	$—	$1.6	$286.4

System Energy

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$89.1	$—	$—	$89.1
Decommissioning trust funds (a):
Equity securities	12.9	—	—	12.9
Debt securities	273.0	251.5	—	524.5
Common trusts (b)				847.9
	$375.0	$251.5	$—	$1,474.4

2020	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$216.4	$—	$—	$216.4
Decommissioning trust funds (a):
Equity securities	3.8	—	—	3.8
Debt securities	177.3	250.4	—	427.7
Common trusts (b)				784.4
	$397.5	$250.4	$—	$1,432.3

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2021.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of January 1, 2021	$2.7	$4.2	$0.6	$0.1	$1.6
Issuances of financial transmission rights	2.8	4.1	1.7	0.4	2.7
Gains (losses) included as a regulatory liability/asset	39.4	23.9	9.3	3.9	82.4
Settlements	(42.6)	(31.6)	(11.3)	(4.3)	(85.9)
Balance as of December 31, 2021	$2.3	$0.6	$0.3	$0.1	$0.8

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

As discussed in Note 14 to the financial statements, in May 2021, Entergy completed the transfer of Indian Point 1, Indian Point 2, and Indian Point 3 to Holtec. As part of the transaction, Entergy transferred the Indian Point 1, Indian Point 2, and Indian Point 3 decommissioning trust funds to Holtec. The disposition-date fair value of the decommissioning trust funds was approximately $2,387 million.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The unrealized gains/(losses) recognized during the year ended December 31, 2021 on equity securities still held as of December 31, 2021 were $605 million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard Poor’s 500 Index. A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of December 31, 2021 and 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$2,177	$65	$12

2020
Debt Securities	$2,617	$197	$3

The unrealized gains/(losses) above are reported before deferred taxes of $2 million as of December 31, 2021 and $31 million as of December 31, 2020 for debt securities. The amortized cost of available-for-sale debt securities was $2,125 million as of December 31, 2021 and $2,423 million as of December 31, 2020.  As of December 31, 2021, available-for-sale debt securities had an average coupon rate of approximately 2.74%, an average duration of approximately 6.94 years, and an average maturity of approximately 10.55 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$770	$8	$187	$3
More than 12 months	99	4	2	—
Total	$869	$12	$189	$3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	($4)
1 year - 5 years	473	672
5 years - 10 years	655	852
10 years - 15 years	389	377
15 years - 20 years	130	144
20 years+	530	576
Total	$2,177	$2,617

During the years ended December 31, 2021, 2020, and 2019, proceeds from the dispositions of available-for-sale securities amounted to $1,465 million, $1,024 million, and $1,427 million, respectively.  During the years ended December 31, 2021, 2020, and 2019, gross gains of $29 million, $47 million, and $25 million, respectively, and gross losses of $17 million, $4 million, and $4 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair value of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plant as of December 31, 2021 was $576 million for Palisades. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2020 were $631 million for Indian Point 1, $794 million for Indian Point 2, $991 million for Indian Point 3, and $554 million for Palisades. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of December 31, 2021 and 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$526.3	$11.4	$4.7

2020
Debt Securities	$447.9	$27.7	$0.3

The amortized cost of available-for-sale debt securities was $519.6 million as of December 31, 2021 and $420.4 million as of December 31, 2020.  As of December 31, 2021, the available-for-sale debt securities had an average coupon rate of approximately 2.28%, an average duration of approximately 6.44 years, and an average maturity of approximately 7.58 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2021 on equity securities still held as of December 31, 2021 were $163.2 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$183.8	$2.9	$29.9	$0.3
More than 12 months	39.5	1.8	—	—
Total	$223.3	$4.7	$29.9	$0.3

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	$—
1 year - 5 years	91.7	113.1
5 years - 10 years	217.4	189.8
10 years - 15 years	146.0	81.4
15 years - 20 years	35.7	28.5
20 years+	35.5	35.1
Total	$526.3	$447.9

During the years ended December 31, 2021, 2020, and 2019, proceeds from the dispositions of available-for-sale securities amounted to $57.6 million, $94.5 million, and $110.6 million, respectively.  During the years ended December 31, 2021, 2020, and 2019, gross gains of $2.5 million, $8.8 million, and $2.9 million, respectively, and gross losses of $0.6 million, $0.2 million, and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of December 31, 2021 and 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$794.2	$31.3	$3.3

2020
Debt Securities	$632.2	$51.3	$0.5

The amortized cost of available-for-sale debt securities was $766.3 million as of December 31, 2021 and $581.4 million as of December 31, 2020.  As of December 31, 2021, the available-for-sale debt securities had an average coupon rate of approximately 3.30%, an average duration of approximately 6.83 years, and an average maturity of approximately 12.29 years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The unrealized gains/(losses) recognized during the year ended December 31, 2021 on equity securities still held as of December 31, 2021 were $249.4 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$206.9	$1.4	$36.4	$0.5
More than 12 months	42.9	1.9	0.8	—
Total	$249.8	$3.3	$37.2	$0.5

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	$—
1 year - 5 years	157.8	117.0
5 years - 10 years	173.0	159.4
10 years - 15 years	123.0	101.2
15 years - 20 years	80.2	66.9
20 years+	260.2	187.7
Total	$794.2	$632.2

During the years ended December 31, 2021, 2020, and 2019, proceeds from the dispositions of available-for-sale securities amounted to $303.4 million, $159.7 million, and $186 million, respectively.  During the years ended December 31, 2021, 2020, and 2019, gross gains of $6.8 million, $8.1 million, and $4.8 million, respectively, and gross losses of $4.1 million, $0.7 million, and $0.3 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of December 31, 2021 and 2020 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2021
Debt Securities	$524.5	$11.8	$2.9

2020
Debt Securities	$427.7	$30.0	$0.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of available-for-sale debt securities was $515.6 million as of December 31, 2021 and $398.4 million as of December 31, 2020.  As of December 31, 2021, the available-for-sale debt securities had an average coupon rate of approximately 2.33%, an average duration of approximately 7.33 years, and an average maturity of approximately 10.15 years.

The unrealized gains/(losses) recognized during the year ended December 31, 2021 on equity securities still held as of December 31, 2021 were $155.1 million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$276.6	$2.3	$28.9	$0.8
More than 12 months	11.3	0.6	—	—
Total	$287.9	$2.9	$28.9	$0.8

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(In Millions)
Less than 1 year	$—	($1.1)
1 year - 5 years	156.8	134.7
5 years - 10 years	161.8	141.5
10 years - 15 years	58.6	31.5
15 years - 20 years	1.9	5.3
20 years+	145.4	115.8
Total	$524.5	$427.7

During the years ended December 31, 2021, 2020, and 2019, proceeds from the dispositions of available-for-sale securities amounted to $513.8 million, $252.2 million, and $338.1 million, respectively.  During the years ended December 31, 2021, 2020, and 2019, gross gains of $9.3 million, $11.5 million, and $5.4 million, respectively, and gross losses of $4.0 million, $0.6 million, and $0.7 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy implemented ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. In accordance with the new standard, Entergy estimates the expected credit losses for its available for sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt

Entergy Corporation and Subsidiaries
Notes to Financial Statements

securities.  As of December 31, 2021 and 2020, Entergy’s allowance for expected credit losses related to available-for-sale securities were $0.4 million and $0.1 million, respectively. Entergy did not record any impairments of available-for-sale debt securities for the years ended December 31, 2021 and 2020.

Other-than-temporary impairments and unrealized gains and losses

Prior to the implementation of ASU 2016-13 on January 1, 2020, Entergy evaluated the available-for-sale debt securities in the Entergy Wholesale Commodities nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment had occurred.  The assessment of whether an investment in a debt security suffered an other-than-temporary impairment was based on whether Entergy had the intent to sell or more likely than not would have been required to sell the debt security before recovery of its amortized costs.  Further, if Entergy did not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment was considered to have occurred and it was measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the year ended December 31, 2019.

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

Entergy Gulf States Reconstruction Funding I, LLC, and Entergy Texas Restoration Funding, LLC, companies wholly-owned and consolidated by Entergy Texas, are variable interest entities and Entergy Texas is the primary beneficiary. In June 2007, Entergy Gulf States Reconstruction Funding issued senior secured transition bonds (securitization bonds) to finance Entergy Texas’s Hurricane Rita reconstruction costs. Although the principal amount was not due until June 2022, Entergy Gulf States Reconstruction Funding made principal payments on the bonds in 2021, after which the bonds were fully repaid. In November 2009, Entergy Texas Restoration Funding issued senior secured transition bonds (securitization bonds) to finance Entergy Texas’s Hurricane Ike and Hurricane Gustav restoration costs. With the proceeds, the variable interest entities purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. The transition property is reflected as a regulatory asset on the consolidated

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas balance sheet. The creditors of Entergy Texas do not have recourse to the assets or revenues of the variable interest entities, including the transition property, and the creditors of the variable interest entities do not have recourse to the assets or revenues of Entergy Texas. Entergy Texas has no payment obligations to the variable interest entities except to remit transition charge collections. See Note 5 to the financial statements for additional details regarding the securitization bonds.

Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, is a variable interest entity and Entergy Arkansas is the primary beneficiary. In August 2010, Entergy Arkansas Restoration Funding issued storm cost recovery bonds to finance Entergy Arkansas’s January 2009 ice storm damage restoration costs. With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. Although the principal amount was not due until August 2021, Entergy Arkansas Restoration Funding made principal payments on the bonds in 2020, after which the bonds were fully repaid. Entergy Arkansas Restoration Funding, LLC was then legally dissolved in January 2021. See Note 5 to the financial statements for additional details regarding the storm cost recovery bonds.

Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, is a variable interest entity and Entergy Louisiana is the primary beneficiary. In September 2011, Entergy Louisiana Investment Recovery Funding issued investment recovery bonds to recover Entergy Louisiana’s investment recovery costs associated with the canceled Little Gypsy repowering project.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds. Although the principal amount was not due until September 2023, Entergy Louisiana Investment Recovery Funding made principal payments on the bonds in 2021, after which the bonds were fully repaid. See Note 5 to the financial statements for additional details regarding the investment recovery bonds.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant.  System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements. System Energy made payments on its lease, including interest, of $17.2 million in 2021, $17.2 million in 2020, and $17.2 million in 2019.  The lessor is a bank acting in the capacity of owner trustee for the benefit of equity investors in the transaction pursuant to trust agreement entered solely for the purpose of facilitating the lease transaction.  It is possible that System Energy may be considered as the primary beneficiary of the lessor, but it is unable to apply the authoritative accounting guidance with respect to this VIE because the lessor is not required to, and could not, provide the necessary financial information to consolidate the lessor.  Because System Energy accounts for this leasing arrangement as a capital financing, however, System Energy believes that consolidating the lessor would not materially affect the financial statements.  In the unlikely event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  System Energy believes, however, that the obligations recorded on the balance sheet materially represent its potential exposure to loss.

AR Searcy Partnership, LLC, is a tax equity partnership that qualifies as a variable interest entity, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. See Note 14 to the financial statements for additional discussion on the establishment of AR Searcy Partnership, LLC and the acquisition of the Searcy Solar facility. The entity is a VIE because the membership interests do not give Entergy Arkansas or the third party tax equity investor substantive kick out rights typical of equity owners. Entergy Arkansas is the primary beneficiary of the partnership because it is the managing member and has the right to a majority of the operating income of the partnership. See Note 1 to the financial statements for further discussion on the presentation of the third party tax equity partner’s noncontrolling interest and the HLBV method of accounting used to account for Entergy Arkansas’s investment in AR Searcy Partnership, LLC. As of December 31, 2021, AR Searcy Partnership, LLC recorded assets equal to $140 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $107 million.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.

Intercompany Revenues

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2021	$109.8	$289.9	$1.4	$—	$64.3	$545.6
2020	$105.2	$280.5	$1.2	$—	$40.4	$520.7
2019	$117.5	$277.8	$1.4	$—	$51.6	$584.1

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2021	$559.7	$755.2	$299.8	$287.8	$275.0	$190.8
2020	$515.5	$661.5	$283.3	$266.0	$260.3	$177.4
2019	$534.0	$665.4	$306.7	$292.1	$255.0	$156.2

Intercompany Interest and Investment Income

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
		(In Millions)

2021	$—	$127.6	$—	$—	$—	$—
2020	$—	$127.7	$0.1	$—	$—	$0.2
2019	$0.4	$128.5	$0.4	$—	$0.4	$1.0

Transactions with Equity Method Investees

EWO Marketing, LLC, an indirect wholly-owned subsidiary of Entergy, paid capacity charges and gas transportation to RS Cogen in the amounts of $24 million in 2021, $26 million in 2020, and $24.5 million in 2019.

Entergy’s operating transactions with its other equity method investees were not significant in 2021, 2020, or 2019.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 19.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Revenues from electric service and the sale of natural gas are recognized when services are transferred to the customer in an amount equal to what Entergy has the right to bill the customer because this amount represents the value of services provided to customers. Entergy’s total revenues for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
	(In Thousands)
Utility:
Residential	$3,981,846	$3,550,317	$3,531,500
Commercial	2,610,207	2,292,740	2,475,586
Industrial	2,942,370	2,331,170	2,541,287
Governmental	245,685	212,131	228,470
Total billed retail	9,780,108	8,386,358	8,776,843

Sales for resale (a)	601,895	295,810	285,722
Other electric revenues (b)	375,312	348,102	343,143
Revenues from contracts with customers	10,757,315	9,030,270	9,405,708
Other revenues (c)	116,680	16,373	24,270
Total electric revenues	10,873,995	9,046,643	9,429,978

Natural gas	170,610	124,008	153,954

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	672,493	771,360	1,164,552
Other revenues (c)	25,798	171,625	130,189
Total competitive businesses revenues	698,291	942,985	1,294,741

Total operating revenues	$11,742,896	$10,113,636	$10,878,673

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Utility operating companies’ total revenues for the year ended December 31, 2021 were as follows:

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$882,773	$1,484,612	$578,258	$269,891	$766,312
Commercial	480,401	1,055,825	439,950	208,104	425,927
Industrial	496,661	1,771,311	150,698	30,751	492,949
Governmental	19,112	82,503	46,248	71,584	26,238
Total billed retail	1,878,947	4,394,251	1,215,154	580,330	1,711,426
Sales for resale (a)	311,791	391,424	124,632	88,349	145,719
Other electric revenues (b)	130,443	148,304	58,357	1,813	41,805
Revenues from contracts with customers	2,321,181	4,933,979	1,398,143	670,492	1,898,950
Other revenues (c)	17,409	60,480	8,203	1,739	3,561
Total electric revenues	2,338,590	4,994,459	1,406,346	672,231	1,902,511
Natural gas	—	73,989	—	96,621	—
Total operating revenues	$2,338,590	$5,068,448	$1,406,346	$768,852	$1,902,511

The Utility operating companies’ total revenues for the year ended December 31, 2020 were as follows:

2020	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$841,162	$1,270,187	$523,379	$243,502	$672,087
Commercial	466,273	886,548	395,875	179,406	364,638
Industrial	461,907	1,314,234	145,100	24,248	385,681
Governmental	18,011	68,901	41,955	59,819	23,445
Total billed retail	1,787,353	3,539,870	1,106,309	506,975	1,445,851
Sales for resale (a)	173,115	333,594	77,530	33,213	100,273
Other electric revenues (b)	109,642	141,004	54,590	8,294	39,981
Revenues from contracts with customers	2,070,110	4,014,468	1,238,429	548,482	1,586,105
Other revenues (c)	14,384	4,595	9,425	12,150	1,020
Total electric revenues	2,084,494	4,019,063	1,247,854	560,632	1,587,125
Natural gas	—	50,799	—	73,209	—
Total operating revenues	$2,084,494	$4,069,862	$1,247,854	$633,841	$1,587,125

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Utility operating companies’ total revenues for the year ended December 31, 2019 were as follows:

2019	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$795,269	$1,270,478	$562,219	$245,081	$658,453
Commercial	538,850	947,412	444,173	202,138	343,013
Industrial	520,958	1,450,966	164,491	31,824	373,048
Governmental	20,795	71,046	44,300	70,865	21,464
Total billed retail	1,875,872	3,739,902	1,215,183	549,908	1,395,978
Sales for resale (a)	257,864	333,395	39,295	38,626	59,074
Other electric revenues (b)	112,618	135,783	58,269	9,842	32,424
Revenues from contracts with customers	2,246,354	4,209,080	1,312,747	598,376	1,487,476
Other revenues (c)	13,240	13,947	10,296	(3,959)	1,479
Total electric revenues	2,259,594	4,223,027	1,323,043	594,417	1,488,955
Natural gas	—	62,148	—	91,806	—
Total operating revenues	$2,259,594	$4,285,175	$1,323,043	$686,223	$1,488,955

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Competitive Businesses Revenues

The Entergy Wholesale Commodities segment derives almost all of its revenue from sales of electric power and capacity produced by its operating plants to wholesale customers. The majority of Entergy Wholesale Commodities’ 2021 revenues were from the Palisades nuclear power plant located in Michigan. Entergy issues monthly invoices to the counterparties for these electric sales at the respective contracted or ISO market rate of electricity and related services provided during the previous month.

Almost all of the Palisades nuclear plant output is sold under a 15-year PPA with Consumers Energy, executed as part of the acquisition of the plant in 2007 and expiring in April 2022. Prices under the original PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh. Entergy executed an additional PPA to cover the period from the expiration of the original PPA through final shutdown in May 2022, at a price of $24.14/MWh. Entergy issues monthly invoices to Consumers Energy for electric sales based on the actual output of electricity and related services provided during the previous month at the contract price.  The PPA was at below-market prices at the time of the acquisition and Entergy amortizes a liability to revenue over the life of the agreement.  The amount amortized each period is based upon the present value, calculated at the date of acquisition, of each year’s difference between revenue under the agreement and revenue based on estimated market prices.  Amounts amortized to revenue were $12 million in 2021, $11 million in 2020, and $10 million in 2019.  Amounts to be amortized to revenue through the remaining life of the agreement will be approximately $5 million in 2022.

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. Due to the effect of the COVID-19 pandemic on customer receivables, however, Entergy recorded an increase in 2020 in its allowance for doubtful accounts, as shown below. The following tables set forth a reconciliation of changes in the allowance for doubtful accounts for the years ended December 31, 2021 and 2020.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2020	$117.7	$18.3	$45.7	$19.5	$17.4	$16.8
Provisions (a)	56.2	30.4	16.7	0.7	7.3	1.1
Write-offs	(118.2)	(38.9)	(38.3)	(15.7)	(12.3)	(13.0)
Recoveries	12.9	3.3	5.1	2.7	0.9	0.9
Balance as of December 31, 2021	$68.6	$13.1	$29.2	$7.2	$13.3	$5.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2019	$7.4	$1.2	$1.9	$0.6	$3.2	$0.5
Provisions (b)	109.0	16.2	43.7	18.8	14.1	16.2
Write-offs	(8.6)	(1.8)	(3.5)	(1.2)	(1.0)	(1.1)
Recoveries	9.9	2.7	3.6	1.3	1.1	1.2
Balance as of December 31, 2020	$117.7	$18.3	$45.7	$19.5	$17.4	$16.8
(a)Provisions include estimated incremental bad debt expenses, and revisions to those estimates, resulting from the COVID-19 pandemic of $30.4 million for Entergy, $22.2 million for Entergy Arkansas, $7.4 million for Entergy Louisiana, ($2.4) million for Entergy Mississippi, $4.3 million for Entergy New Orleans, and ($1.1) million for Entergy Texas that have been deferred as regulatory assets. See Note 2 to the financial statements for discussion of the COVID-19 orders issued by retail regulators.
(b)Provisions include estimated incremental bad debt expenses resulting from the COVID-19 pandemic of $87.1 million for Entergy, $10.5 million for Entergy Arkansas, $36 million for Entergy Louisiana, $15.5 million for Entergy Mississippi, $12.2 million for Entergy New Orleans, and $12.9 million for Entergy Texas that have been deferred as regulatory assets. See Note 2 to the financial statements for discussion of the COVID-19 orders issued by retail regulators.
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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy
Item 1. Business

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
•A delay or failure in recovering amounts for storm restoration costs incurred as a result of severe weather (including from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Hurricane Ida) could have material effects on Entergy and those Utility operating companies affected by severe weather.

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
◦the potential requirement to pay substantial retrospective premiums imposed under the Price-Anderson Act and/or from Nuclear Electric Insurance Limited (NEIL) in the event of a nuclear incident, and losses not covered by insurance;
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
•Entergy could be negatively affected by the effects of climate change, including transition and physical risks, and environmental and regulatory obligations intended to compel greenhouse gas emission reductions or increase clean or renewable energy requirements or to place a price on greenhouse gas emissions.
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
•Significant increases in commodity prices, other materials and supplies, and operation and maintenance expenses may adversely affect Entergy’s results of operations, financial condition, and liquidity.
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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY’S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail distribution operations.  Entergy owns and operates power plants with approximately 26,000 MW of electric generating capacity, including approximately 6,000 MW of nuclear power. Entergy delivers electricity to 3 million utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy had annual revenues of $11.7 billion in 2021 and had more than 12,000 employees as of December 31, 2021.

Entergy operates primarily through two business segments: Utility and Entergy Wholesale Commodities.

•The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.
•The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers. Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” for discussion of the operation and planned shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants, including the planned shutdown of Palisades, the only remaining operating plant in Entergy Wholesale Commodities’ merchant nuclear fleet.

See Note 13 to the financial statements for financial information regarding Entergy’s business segments.

Strategy

Entergy’s strategy is to operate and grow its utility business, creating sustainable value for its customers, employees, communities, and owners. Entergy’s strategy to achieve its stakeholder objectives has a few key aspects. First, Entergy invests in the Utility for the benefit of its customers, which supports steady, predictable growth in earnings and dividends. Second, Entergy manages risks by ensuring its Utility investments are customer-centric, supported by progressive regulatory constructs, and executed with disciplined project management. Third, Entergy is committed to delivering sustainable outcomes for all of its stakeholders by focusing on continually improving key elements of Environmental, Social, and Governance (ESG), including reducing carbon emissions for Entergy and its customers.  Entergy is also executing the wind down of the Entergy Wholesale Commodities merchant nuclear generation business, which is expected to be effectively complete by the end of 2022.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

As of December 31, 2021, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)
Entergy Arkansas	Portions of Arkansas	728	24%
Entergy Louisiana	Portions of Louisiana	1,100	37%	96	47%
Entergy Mississippi	Portions of Mississippi	461	16%
Entergy New Orleans	City of New Orleans	209	7%	110	53%
Entergy Texas	Portions of Texas	486	16%
Total customers		2,984	100%	206	100%

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On August 23, 2021, Entergy reached a 2021 peak demand of 22,051 MWh, compared to the 2020 peak of 21,340 MWh recorded on August 10, 2020.  Selected electric energy sales data is shown in the table below:

Selected 2021 Electric Energy Sales Data

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(In GWh)
Sales to retail customers	22,280	54,634	12,745	5,406	19,679	—	114,744
Sales for resale:
Affiliates	2,254	4,950	—	—	1,364	10,593	—
Others	6,151	2,764	4,364	2,369	1,008	—	16,656
Total	30,685	62,348	17,109	7,775	22,051	10,593	131,400
Average use per residential customer (kWh)	13,390	14,139	14,555	12,032	14,601	—	13,947

(a)Includes the effect of intercompany eliminations.

The following table illustrates the Utility operating companies’ 2021 combined electric sales volume as a percentage of total electric sales volume, and 2021 combined electric revenues as a percentage of total 2021 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue
Residential	27.1	36.6
Commercial	20.4	24.0
Industrial (a)	37.9	27.0
Governmental	1.9	2.3
Wholesale/Other	12.7	10.1

(a)Major industrial customers are primarily in the petroleum refining and chemical industries.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Selected 2021 Natural Gas Sales Data

Entergy New Orleans and Entergy Louisiana provide both electric power and natural gas to retail customers.  Entergy New Orleans and Entergy Louisiana sold 10,686,659 and 7,409,278 Mcf, respectively, of natural gas to retail customers in 2021.  In 2021, 99% of Entergy Louisiana’s operating revenue was derived from the electric utility business, and only 1% from the natural gas distribution business.  For Entergy New Orleans, 87% of operating revenue was derived from the electric utility business and 13% from the natural gas distribution business in 2021.

Following is data concerning Entergy New Orleans’s 2021 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Operating Revenue
Residential	47%	50%
Commercial	36%	24%
Industrial	5%	19%
Governmental/Municipal	12%	7%

Retail Rate Regulation

General (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, System Energy)

Each Utility operating company regularly participates in retail rate proceedings.  The status of material retail rate proceedings is described in Note 2 to the financial statements.  Certain aspects of the Utility operating companies’ retail rate mechanisms are discussed below.

	Rate base (in billions)	Current authorized return on common equity	Weighted average cost of capital (after-tax)	Equity ratio	Regulatory construct

Entergy Arkansas	$8.7 (a)	9.15% - 10.15%	5.17%	37.6%	- forward test year formula rate plan - riders: MISO, capacity, Grand Gulf, tax adjustment, energy efficiency, fuel and purchased power

Entergy Louisiana (electric)	$13.6 (b)	9.0% - 10.0%	6.74%	49.98%	- formula rate plan through 2022 test year - riders/specific recovery: MISO, capacity, transmission, fuel, distribution

Entergy Louisiana (gas)	$0.09 (c)	9.3% - 10.3%	6.97%	49.31%	- gas rate stabilization plan - rider: gas infrastructure

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Mississippi	$3.6 (d)	9.03% - 11.08%	6.85%	48.63%	- formula rate plan with
forward-looking features

- riders: power management, Grand
Gulf, fuel, MISO, unit power cost,
storm damage,
ad valorem tax adjustment,
vegetation, grid modernization,
					restructuring credit

Entergy New Orleans (electric)	$1.1 (e)	9.35%	6.89%	51%	- formula rate plan with forward-looking features - riders/specific recovery: fuel and purchased power, MISO, energy efficiency, environmental

Entergy New Orleans (gas)	$0.2 (e)	9.35%	6.89%	51%	- formula rate plan with forward-looking features - rider: purchased gas

Entergy Texas	$2.4 (f)	9.65%	7.73%	50.90%	- rate case - riders: fuel, capacity, cost recovery (distribution, transmission, and generation), rate case expenses, AMI surcharge, tax reform, among others

System Energy	$1.55 (g)	10.94% (h)	8.26%	65% (h)	- monthly cost of service

(a)Based on 2022 test year.
(b)Based on December 31, 2020 test year and excludes approximately $800 million for the Lake Charles Power Station and $300 million for the Washington Parish Energy Center, each included in the capacity rider, and $400 million of transmission plant, included in the transmission rider.
(c)Based on September 30, 2020 test year.
(d)Based on 2021 forward test year.
(e)Based on December 31, 2020 test year and known and measurables through December 31, 2021.
(f)Based on December 31, 2017 test year and excludes $1.4 billion in cost recovery riders.
(g)Based on calculation as of December 31, 2021.
(h)See Note 2 to the financial statements for discussion of ongoing proceedings at the FERC challenging System Energy’s authorized return on common equity and capital structure.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Arkansas

Formula Rate Plan

Between base rate cases, Entergy Arkansas is able to adjust base rates annually, subject to certain caps, through formula rate plans that utilize a forward test year. Entergy Arkansas is subject to a maximum rate change of 4% of the filing year total retail revenue. In addition, Entergy Arkansas is subject to a true-up of projection to actuals netted with future projection. In response to Entergy Arkansas’s application for a general change in rates in 2015, the APSC approved the formula rate plan tariff proposed by Entergy Arkansas including its use of a projected year test period and an initial five-year term. The initial five-year term expired in 2021. Entergy Arkansas obtained APSC approval of the extension of the formula rate plan tariff for an additional five-year term, through 2026. If Entergy Arkansas’s formula rate plan were terminated, Entergy Arkansas could file an application for a general change in rates that may include a request for continued regulation under a formula rate review mechanism.

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

Entergy Louisiana

Formula Rate Plan

Entergy Louisiana historically sets electric base rates annually through a formula rate plan using a historic test year. The form of the formula rate plan, on a combined basis, was approved in connection with the business combination of Entergy Louisiana and Entergy Gulf States Louisiana and largely followed the formula rate plans that were approved by the LPSC in connection with the full electric base rate cases filed by those companies in February 2013. The formula rate plan was most recently extended through the test year 2022; certain modifications were made in that extension, including a decrease to the allowed return on equity, narrowing of the earnings “dead band” around the mid-point allowed return on equity, elimination of sharing above and below the earnings “dead band,” and the addition of a distribution cost recovery mechanism. The formula rate plan continues to include exceptions from the rate cap and sharing requirements for certain large capital investment projects, including acquisition or construction of generating facilities and purchase power agreements approved by the LPSC, certain transmission investment, and most recently, certain distribution investments, among other items. In the event that the electric formula rate plan is not renewed or extended or otherwise replaced, Entergy Louisiana would revert to the more traditional rate case environment.

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

Other

In March 2016 the LPSC opened two dockets to examine, on a generic basis, issues that it identified in connection with its review of Cleco Corporation’s acquisition by third party investors.  The first docket is captioned “In re: Investigation of double leveraging issues for all LPSC-jurisdictional utilities,” and the second is captioned “In re: Investigation of tax structure issues for all LPSC-jurisdictional utilities.”  In April 2016 the LPSC clarified that the concerns giving rise to the two dockets arose as a result of its review of the structure of the Cleco-Macquarie transaction and that the specific intent of the directives is to seek more information regarding intra-

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy corporate debt financing of a utility’s capital structure as well as the use of investment tax credits to mitigate the tax obligation at the parent level of a consolidated entity.  No schedule has been set for either docket, and limited discovery has occurred.

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

Entergy Mississippi

Formula Rate Plan

Since the conclusion in 2015 of Entergy Mississippi’s most recent base rate case, Entergy Mississippi has set electric base rates annually through a formula rate plan. Between base rate cases, Entergy Mississippi is able to adjust base rates annually, subject to certain caps, through formula rate plans that utilize forward-looking features. In addition, Entergy Mississippi is subject to an annual “look-back” evaluation. Entergy Mississippi is allowed a maximum rate increase of 4% of each test year’s retail revenue. Any increase above 4% requires a base rate case. If Entergy Mississippi’s formula rate plan were terminated without replacement, it would revert to the more traditional rate case environment or seek approval of a new formula rate plan.

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

Fuel Recovery

Entergy Mississippi’s rate schedules include energy cost recovery riders to recover fuel and purchased power costs.  The energy cost rate for each calendar year is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy costs as of the 12-month period ended September 30.  Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC. The energy cost recovery riders allow interim rate adjustments depending on the level over- or under-recovery of fuel and purchased energy costs.

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

Entergy New Orleans

Formula Rate Plan

As part of its determination of rates in the base rate case filed by Entergy New Orleans in 2018, in November 2019, the City Council issued a resolution resolving the rate case, with rates to become effective retroactive to August 2019. The resolution allows Entergy New Orleans to implement a three-year formula rate plan, beginning with the 2019 test year as adjusted for forward-looking known and measurable changes, with the filing for the first test year to be made in 2020. As part of a settlement of Entergy New Orleans’ appeal of the Council’s decision in its 2018 base rate case, Entergy New Orleans agreed to postpone the filing of its first test year formula rate plan to 2021 and, in return, to be provided an additional test year for the three-year cycle. Accordingly, in July 2021, Entergy New Orleans submitted its formula rate plan filing and rates were implemented in November 2021. See Note 2 to the financial statements for further discussion.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Texas

Base Rates

The base rates of Entergy Texas are established largely in traditional base rate case proceedings. Between base rate proceedings, Entergy Texas has available rate riders to recover the revenue requirements associated with certain incremental costs. Entergy Texas is required to file full base rate case proceedings every four years and within eighteen months of utilizing its generation cost recovery rider for investments above $200 million.

Fuel Recovery

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, that are not included in base rates.  Semi-annual revisions of the fixed fuel factor are made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT every three years, at a minimum. In the course of this reconciliation, the PUCT determines whether eligible fuel and fuel-related expenses and revenues are necessary and reasonable, and makes a prudence finding for each of the fuel-related contracts entered into during the reconciliation period.  The PUCT fuel cost proceedings are discussed in Note 2 to the financial statements.

At the PUCT’s April 2013 open meeting, the PUCT Commissioners discussed their view that a purchased power capacity rider was good public policy. The PUCT issued an order in May 2013 adopting the rule allowing for a purchased power capacity rider, subject to an offsetting adjustment for load growth. The rule, as adopted, also includes a process for obtaining pre-approval by the PUCT of purchased power agreements. No Texas utility, including Entergy Texas, has exercised the option to recover capacity costs under the new rider mechanism, but Entergy Texas will continue to evaluate the benefits of utilizing the rider to recover future capacity costs.

Other Cost Recovery

As discussed above, Entergy Texas has available rate riders to recover the revenue requirements associated with certain incremental costs. These riders include a transmission cost recovery factor rider mechanism for the recovery of transmission-related capital investments, a distribution cost recovery factor rider mechanism for the recovery of distribution-related capital investment, and a generation cost recovery rider mechanism for the recovery of generation-related capital investments.

In June 2009 a law was enacted in Texas containing provisions that allow Entergy Texas to take advantage of a cost recovery mechanism that permits annual filings for the recovery of reasonable and necessary expenditures for transmission infrastructure improvement and changes in wholesale transmission charges. This mechanism was previously available to other non-ERCOT Texas utility companies, but not to Entergy Texas.

In September 2011 the PUCT adopted a proposed rule implementing a distribution cost recovery factor to recover capital and capital-related costs related to distribution infrastructure.  The distribution cost recovery factor permits utilities once per year to implement an increase or decrease in rates above or below amounts reflected in base rates to reflect distribution-related depreciation expense, federal income tax and other taxes, and return on investment.  The distribution cost recovery factor rider may be changed a maximum of four times between base rate cases.

In September 2019 the PUCT initiated a rulemaking to promulgate a generation cost recovery rider rule, implementing legislation passed in the 2019 Texas legislative session intended to allow electric utilities to recover generation investments between base rate proceedings.  The PUCT approved the final rule in July 2020.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Electric Industry Restructuring

In June 2009, a law was enacted in Texas that required Entergy Texas to cease all activities relating to Entergy Texas’s transition to competition.  The law allows Entergy Texas to remain a part of the SERC Reliability Corporation (SERC) Region, although it does not prevent Entergy Texas from joining another power region.  The law provides that proceedings to certify a power region that Entergy Texas belongs to as a qualified power region can be initiated by the PUCT, or on motion by another party, when the conditions supporting such a proceeding exist.  Under the law, the PUCT may not approve a transition to competition plan for Entergy Texas until the expiration of four years from the PUCT’s certification of a qualified power region for Entergy Texas.

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

System Energy

Cost of Service

The rates of System Energy are established by the FERC, and the costs allowed to be charged pursuant to these rates are, in turn, passed through to the participating Utility operating companies through the Unit Power Sales Agreement, which has monthly billings that reflect the current operating costs of, and investment in, Grand Gulf. Retail regulators and other parties may seek to initiate proceedings at FERC to investigate the prudence of costs included in the rates charged under the Unit Power Sales Agreement and examine, among other things, the reasonableness or prudence of the operation and maintenance practices, level of expenditures, allowed rates of return and rate base, and previously incurred capital expenditures. The Unit Power Sales Agreement is currently the subject of several litigation proceedings at the FERC, including a challenge with respect to System Energy’s uncertain tax positions, sale leaseback arrangement, authorized return on equity and capital structure, and a separate proceeding for a broader investigation of rates under the Unit Power Sales Agreement. In addition, certain of the Utility operating companies’ retail regulators have filed a complaint at FERC challenging the 2012 extended power uprate of Grand Gulf and the operation and management of the plant, particularly during the time period 2016 - 2020. Entergy cannot predict the outcome of any of these proceedings, and an adverse outcome in any of them could have a material adverse effect on Entergy’s or System Energy’s results of operations, financial condition, or liquidity. See Note 2 to the financial statements for further discussion of the proceedings. Beginning in 2021, System Energy has implemented billing protocols to provide retail regulators with information regarding rates billed under the Unit Power Sales Agreement.

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

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 27 counties in eastern Texas, and holds non-exclusive franchises to provide electric service in approximately 69 incorporated municipalities.  Entergy Texas typically obtains 25-year franchise agreements as existing agreements expire.  Entergy Texas’s electric franchises expire over the period 2022-2058.

The business of System Energy is limited to wholesale power sales.  It has no distribution franchises.

Property and Other Generation Resources

Owned Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2021, is indicated below:

	Owned and Leased Capability MW(a)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro	Solar
Entergy Arkansas	5,175	2,091	1,819	1,193	72	—
Entergy Louisiana	10,741	8,261	2,140	340	—	—
Entergy Mississippi	3,252	2,938	—	312	—	2
Entergy New Orleans	666	639	—	—	—	27
Entergy Texas	3,256	3,004	—	252	—	—
System Energy	1,263	—	1,263	—	—	—
Total	24,353	16,933	5,222	2,097	72	29

(a)“Owned and Leased Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

Summer peak load for the Utility has averaged 21,557 MW over the previous decade.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The Utility operating companies’ long-term resource strategy (Portfolio Transformation Strategy) calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted. Over the past decade, the Portfolio Transformation Strategy has resulted in the addition of about 9,243 MW of new long-term resources and the deactivation of about 4,353 MW of legacy generation. As MISO market participants, the Utility operating companies also participate in MISO’s Day Ahead and Real Time Energy and Ancillary Services markets to economically dispatch generation and purchase energy to serve customers reliably and at the lowest reasonable cost.

Other Generation Resources

RFP Procurements

The Utility operating companies from time to time issue requests for proposals (RFP) to procure supply-side resources from sources other than the spot market to meet the unique regional needs of the Utility operating companies. The RFPs issued by the Utility operating companies have sought resources needed to meet near-term MISO reliability requirements as well as long-term requirements through a broad range of wholesale power products, including long-term contractual products and asset acquisitions. The RFP process has resulted in selections or acquisitions, including, among other things:

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
•In December 2020, Entergy Texas selected the self-build alternative, Orange County Advanced Power Station, out of the 2020 Entergy Texas combined-cycle, gas turbine RFP. The self-build alternative will be constructed upon receipt of regulatory approvals. The facility is expected to be in service by mid-2026;
•Entergy New Orleans received regulatory approval in August 2019 to construct the New Orleans Solar Station (a 20 MW self-build solar project) located at the NASA Michoud Facility. The facility was placed in service in December 2020;
•In March 2019, Entergy Arkansas signed an agreement for the purchase of an approximately 100 MW to-be- constructed solar photovoltaic energy facility that will be sited on approximately 800 acres in White County near Searcy, Arkansas. Entergy Arkansas received regulatory approval from the APSC in April 2020, and closed on the acquisition, through use of a tax equity partnership, in December 2021. The facility was placed in service in January 2022;
•In October 2018, Entergy Mississippi signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic energy facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi. Entergy Mississippi received regulatory approval from the MPSC in April 2020, and the facility is scheduled to be in service by mid-2022;
•In June 2020, Entergy Arkansas signed an agreement for the purchase of an approximately 100 MW to-be-constructed solar photovoltaic energy facility that will be sited on approximately 1,000 acres in Lee County, Arkansas. In July 2021, the APSC issued an order approving the acquisition of the facility. Closing was targeted to occur in 2022. The counter-party has notified Entergy Arkansas that it is seeking changes to certain terms of the build-own-transfer agreement, including both cost and schedule. Negotiations are ongoing, but at this time the project is not expected to achieve commercial operation in 2022;
•In September 2020, Entergy Arkansas signed an agreement for the purchase of an approximately 180 MW to-be-constructed solar photovoltaic energy facility that will be sited on approximately 1,500 acres in

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Crittenden County, Arkansas. In October 2021, the APSC issued an order approving the acquisition of the facility. Closing is expected to occur in 2023; and
•In November 2021, Entergy Louisiana signed an agreement for the purchase of an approximately 150 MW to-be-constructed solar photovoltaic energy facility that will be sited in St. James Parish near Vacherie, Louisiana. In November 2021, Entergy Louisiana filed a petition with the LPSC seeking a finding that the transaction is in the public interest and requesting all necessary approvals. Closing is expected to occur in 2024.

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
•In May 2011, Entergy Texas and Calpine Energy Services, L.P. executed a 10-year agreement for 485 MW from the Carville Energy Center located in St. Gabriel, Louisiana. Entergy Louisiana purchases 50% of the facility’s capacity and energy from Entergy Texas. In November 2019, LS Power sold and transferred the Carville Energy Center and facility to Argo Infrastructure Partners, which included the power purchase agreement;
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
•In November 2016, Entergy Louisiana and LS Power executed a 10-year agreement for 485 MW from the Carville Energy Center located in St. Gabriel, Louisiana. In November 2019, LS Power sold and transferred the Carville Energy Center and facility to Argo Infrastructure Partners, which included the power purchase agreement;
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
•In July 2018, Entergy New Orleans and St. James Solar, LLC executed a 20-year agreement for 20 MW from a solar photovoltaic electric generating facility located in St. James Parish, Louisiana. The transaction received regulatory approval in July 2019 and is targeting commercial operation in October 2022;
•In August 2018, Entergy Louisiana and South Alexander Development I, LLC executed a 5-year agreement for 5 MW from a solar photovoltaic electric generating facility located in Livingston Parish, Louisiana. The PPA began in December 2020 and received regulatory approval in January 2021;
•In February 2019, Entergy New Orleans and Iris Solar, LLC executed a 20-year agreement for 50 MW from a solar photovoltaic electric generating facility located in Washington Parish, Louisiana. The transaction received regulatory approval in July 2019 and is targeting commercial operation in August 2022;
•In August 2020, Entergy Texas and Umbriel Solar, LLC executed a 20-year agreement for 150 MW from a solar photovoltaic electric generating facility located in Polk County, Texas. The PPA is expected to start when the facility reaches commercial operation in 2023;
•In June 2021, Entergy Louisiana and Sunlight Road Solar, LLC executed a 20-year agreement for 50 MW from a solar photovoltaic electric generating facility located in Washington Parish, Louisiana. In November 2021, Entergy Louisiana signed an amended and re-stated PPA and filed a petition with the LPSC requesting all necessary approvals. The facility is expected to reach commercial operation in February 2024;
•In June 2021, Entergy Louisiana and St. James Solar II, LLC and Vacherie Solar Energy Center, LLC executed a 20-year agreement for 150 MW from a solar photovoltaic electric generating facility located in St. James Parish, Louisiana. In November 2021, Entergy Louisiana signed the PPA and filed a petition with the LPSC requesting all necessary approvals. The facility is expected to reach commercial operation in May 2024; and
•In November 2021, Entergy Louisiana signed a PPA for approximately 125 MW from a to-be-constructed solar photovoltaic energy facility in Allen, Louisiana. Following execution of the agreement, Entergy Louisiana filed a petition with the LPSC requesting all necessary approvals. The facility is expected to reach commercial operation in February 2024.

In March 2021, Entergy Services, on behalf of Entergy Louisiana, issued an RFP for solar photovoltaic resources. The RFP is seeking up to 600 MW through a combination of build-own-transfer agreements, self-build alternatives, and power purchase agreements that can provide cost-effective energy supply, fuel diversity, and other benefits to Entergy Louisiana customers.

In July 2021, Entergy Services, on behalf of Entergy Texas, issued an RFP for solar generation resources. The RFP is seeking a target of 400 MW through a combination of build-own-transfer agreements, self-build alternatives, and power purchase agreements that can provide cost-effective energy supply, fuel diversity, and other benefits to Entergy Texas customers. Evaluations are currently in progress.

In August 2021, Entergy Services, on behalf of Entergy Arkansas, issued an RFP for solar photovoltaic and wind resources. The RFP is seeking up to 500 MW through a combination of build-own-transfer agreements, self-build alternatives, and power purchase agreements that can provide cost-effective energy supply, fuel diversity, and other benefits to Entergy Arkansas customers.

In January 2022, Entergy Mississippi issued an RFP for solar photovoltaic and wind resources. The RFP is seeking up to 500 MW through a combination of build-own-transfer agreements, self-build alternatives, and power purchase agreements that can provide cost-effective energy supply, fuel diversity, and other benefits to Entergy Mississippi customers.

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

The Hardin County Peaking Facility, an existing 147 MW simple-cycle gas-fired peaking power plant in Kountze, Texas, previously owned by East Texas Electric Cooperative, was acquired by Entergy Texas in June 2021. The facility has been in operation since January 2010.

Power Through Programs

In December 2020, Entergy Texas filed an application with the PUCT to amend its certificate of convenience and necessity to own and operate up to 75 MW of natural gas-fired distributed generation to be installed at commercial and industrial customer premises. If approved, Entergy Texas would own and operate a fleet of generators ranging from 100 kW to 10 MW that would supply a portion of Entergy Texas’s long-term resource needs and enhance the resiliency of Entergy Texas’s electric grid. This fleet of generators would also be available to customers during outages to supply backup electric service as part of a program known as “Power Through.” In its 2021 session, the Texas legislature modified the Texas Utilities Code to exempt generators under 10 megawatts from the requirement to obtain a certificate of convenience and necessity. In addition, the PUCT announced an intent to conduct a broad rulemaking related to distributed generation and recommended that utilities with pending applications addressing distributed generation withdraw them. Accordingly, Entergy Texas withdrew its application for a certificate of convenience and necessity and associated tariff from the PUCT without prejudice to refiling. Entergy Texas continues to deploy certain customer-sited distributed generators under an existing PUCT-approved tariff and is evaluating when to file a new application for a distributed generation-related tariff.

In August 2021, Entergy Arkansas filed with the APSC an application for authority to deploy natural gas-fired distributed generation. The application was supported by a number of letters of interest from Entergy Arkansas customers. In December 2021 the APSC general staff requested briefing, which Entergy Arkansas opposed. In January 2022, Entergy Arkansas filed to support the establishment of a procedural schedule with a hearing in April 2022. Also in January 2022, the APSC granted the general staff’s request for briefing but on an expedited schedule; briefing concluded in February 2022.

In July 2021, Entergy Louisiana filed with the LPSC an application for authority to deploy natural gas-fired distributed generation. The application was supported by a number of letters of interest from Entergy Louisiana customers. In October 2021, a procedural schedule was established with a hearing in April 2022. Staff and certain intervenors filed direct testimony in December 2021, and cross-answering testimony was filed in January 2022. Entergy Louisiana filed rebuttal testimony in February 2022.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Interconnections

The Utility operating companies’ generating units are interconnected to a transmission system operating at various voltages up to 500 kV.  These generating units consist of steam-electric production facilities, combustion-turbine generators, reciprocating internal combustion engine generators, pressurized and boiling water nuclear reactors, and inverter-based technologies integrating both solar resources and energy storage devices that operate in the MISO energy and ancillary services market. Entergy’s Utility operating companies are MISO market participants and the companies’ transmission systems are interconnected with those of many neighboring utilities.  MISO is an essential link in the safe, cost-effective delivery of electric power across all or parts of 15 U.S. states and the Canadian province of Manitoba. In addition, the Utility operating companies are members of SERC Reliability Corporation (SERC), the Regional Entity with delegated authority from the North American Electric Reliability Corporation (NERC) for the purpose of proposing and enforcing Bulk Electric System reliability standards within 16 central and southeastern states.

Gas Property

As of December 31, 2021, Entergy New Orleans distributed and transported natural gas for distribution within New Orleans, Louisiana, through approximately 2,600 miles of gas pipeline.  As of December 31, 2021, the gas properties of Entergy Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Louisiana’s financial position.

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

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2019-2021 were:

	Natural Gas		Nuclear		Coal		Purchased Power		MISO Purchases
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh
2021	46	3.75	30	0.56	6	2.48	6	5.82	12	4.08
2020	47	1.92	29	0.57	3	2.54	8	4.36	13	2.48
2019	40	2.33	28	0.73	6	2.31	8	4.86	18	2.71

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Actual 2021 and projected 2022 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, including the Unit Power Sales Agreement, are:

	Natural Gas		Nuclear		Coal		Solar		Purchased Power (c)		MISO Purchases (d)
	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022
Entergy Arkansas (a)	26%	17%	52%	60%	16%	20%	—	1%	1%	2%	5%	—
Entergy Louisiana	50%	48%	27%	33%	2%	5%	—	—	8%	14%	13%	—
Entergy Mississippi	61%	56%	24%	31%	6%	11%	—	2%	—	—	9%	—
Entergy New Orleans	45%	42%	43%	50%	2%	3%	—	1%	1%	4%	9%	—
Entergy Texas	48%	57%	10%	17%	4%	10%	—	—	16%	16%	22%	—
System Energy (b)	—	—	100%	100%	—	—	—	—	—	—	—	—
Utility (a)	46%	42%	30%	39%	6%	10%	—	—	6%	9%	12%	—

(a)Hydroelectric power provided less than 1% of Entergy Arkansas’s generation in 2021 and is expected to provide less than 1% of its generation in 2022.
(b)Capacity and energy from System Energy’s interest in Grand Gulf is allocated as follows under the Unit Power Sales Agreement: Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%.  Pursuant to purchased power agreements, Entergy Arkansas is selling a portion of its owned capacity and energy from Grand Gulf to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.
(c)Excludes MISO purchases.
(d)In December 2013, Entergy integrated its transmission system into the MISO RTO. Entergy offers all of its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the MISO energy market to serve the demand of its customers, with MISO making dispatch decisions. The MISO purchases metric provided for 2021 is not projected for 2022.

Some of the Utility’s gas-fired plants are also capable of using fuel oil, if necessary. Although based on current economics the Utility does not expect fuel oil use in 2022, it is possible that various operational events including weather or pipeline maintenance may require the use of fuel oil.

Natural Gas

The Utility operating companies have long-term firm and short-term interruptible gas contracts for both supply and transportation. Over 50% of the Utility operating companies’ power plants maintain some level of long-term firm transportation. Short-term contracts and spot-market purchases satisfy additional gas requirements.  Entergy Texas owns a gas storage facility and Entergy Louisiana has a firm storage service agreement that provide reliable and flexible natural gas service to certain generating stations.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Coal

Entergy Arkansas has committed to six one- to three-year contracts that will supply approximately 85% of the total coal supply needs in 2022.  These contracts are staggered in term so that not all contracts have to be renewed the same year.  The remaining 15% of total coal requirements will be satisfied by contracts with a term of less than one year.  Based on continued improved Powder River Basin (PRB) coal deliveries by rail and the high cost of alternate sources and modes of transportation, no alternative coal consumption is expected at Entergy Arkansas during 2022.  Coal will be transported to Arkansas via a Union Pacific transportation agreement that is expected to provide all of Entergy Arkansas’s rail transportation requirements for the first half of 2022. A new long-term transportation agreement is anticipated to be executed to meet Entergy Arkansas’s rail transportation requirements for the second half of 2022.

Entergy Louisiana has committed to two one- to three-year contracts that will supply approximately 90% of Nelson Unit 6 coal needs in 2022.  If needed, additional PRB coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs.  For the same reasons as for Entergy Arkansas’s plants, no alternative coal consumption is expected at Nelson Unit 6 during 2022.  Coal will be transported to Nelson primarily via an existing transportation agreement that is expected to provide all of Entergy Louisiana’s rail transportation requirements for 2022.

For the year 2021, coal transportation delivery rates to Entergy Arkansas- and Entergy Louisiana-operated coal-fired units became constrained and were unable to fully meet supply needs and obligations beginning in August 2021. The rate of deliveries has begun to improve and is expected to normalize later in 2022. Both Entergy Arkansas and Entergy Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of PRB coal requested for 2022.  Entergy Louisiana’s and Entergy Texas’s coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

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

Based upon currently planned fuel cycles, the Utility nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy what Entergy believes are reasonably predictable or fixed prices through most of 2027. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners, including their ability to work through supply disruptions caused by global events, such as the COVID-19 pandemic, or national events, such as political disruption.  There are a number of possible supply alternatives that may be accessed to mitigate any supplier performance failure, including potentially drawing upon Entergy’s inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any alternate uranium supply from the market will be dependent upon the market for uranium supply at that time.  In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

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

Natural Gas Purchased for Resale

Entergy New Orleans has several suppliers of natural gas.  Its system is interconnected with one interstate and three intrastate pipelines.  Entergy New Orleans has a “no-notice” service gas purchase contract with Symmetry Energy Solutions which guarantees Entergy New Orleans gas delivery at specific delivery points and at any volume within the minimum and maximum set forth in the contract amounts.  The Symmetry Energy Solutions gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Gulf South Pipeline Co.  This service is subject to FERC-approved rates.  Entergy New Orleans also makes interruptible spot market purchases.

Entergy Louisiana purchased natural gas for resale in 2021 under a firm contract from Sequent Energy Management L.P.  The gas is delivered through a combination of intrastate and interstate pipelines.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf.  Under a settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its 36% share of Grand Gulf-related costs and recovers the remaining 78% of its share in rates.  In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided cost, which is currently less than Entergy Arkansas’s cost from its retained share.  Entergy Arkansas has life-of-resources purchased power agreements with Entergy Louisiana and Entergy New Orleans that sell a portion of the output of Entergy Arkansas’s retained share of Grand Gulf to those companies, with the remainder of the retained share being sold to Entergy Mississippi through a separate life-of-resources purchased power agreement.  In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted cost recovery with respect to costs associated with Entergy Louisiana’s share of capacity and energy from Grand Gulf, subject to certain terms and conditions.  Entergy Louisiana retains and does not recover from retail ratepayers 18% of its 14% share of the costs of Grand Gulf capacity and energy and recovers the remaining 82% of its share in rates.  Entergy Louisiana is allowed to recover through the fuel adjustment clause at 4.6 cents per kWh for the energy related to its retained portion of these costs.  Alternatively, Entergy Louisiana may sell such energy to non-affiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC’s approval. Entergy Arkansas also has a life-of-resources purchased power agreement with Entergy Mississippi to sell a portion of the output of Entergy Arkansas’s non-retained share of Grand Gulf. Entergy Mississippi was granted cost recovery for those purchases by the MPSC through its annual unit power cost rate mechanism.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy Wholesale Commodities

Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants, located in the northern United States, and the sale of the electric power produced by its operating plant, Palisades, to wholesale customers. Entergy Wholesale Commodities also provides operations and management services, including decommissioning-related services, to nuclear power plants owned by non-affiliated entities in the United States. Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion of the operation and planned shutdown and sale of each of the remaining Entergy Wholesale Commodities nuclear power plants.

Property

Nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership of the following nuclear power plant as of December 31, 2021:

Power Plant	Market	In Service Year	Acquired	Location	Capacity - Reactor Type	License Expiration Date
Palisades (a)	MISO	1971	April 2007	Covert, MI	811 MW - Pressurized Water	2031 (a)

(a)The Palisades plant is expected to cease operations on May 31, 2022. Entergy and Holtec jointly filed a license transfer application with the NRC in December 2020, requesting approval for the transfer of the Palisades and Big Rock Point licenses from Entergy to Holtec. The NRC approved the license transfer application in December 2021.

Entergy Wholesale Commodities also includes the ownership of one non-operating nuclear facility, Big Rock Point in Michigan, that was acquired when Entergy purchased the Palisades plant. Big Rock Point is under contract to be sold with Palisades to Holtec.

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

Independent System Operator

The Palisades plant falls under the authority of the MISO. The primary purpose of MISO is to direct the operations of the major generation and transmission facilities in their region; ensure grid reliability; administer and monitor wholesale electricity markets; and plan for their region’s energy needs.

Energy and Capacity Sales

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers. As part of the purchase of the Palisades plant in 2007, Entergy executed a 15-year PPA with the seller, Consumers Energy, for 100% of the plant’s output, excluding any future uprates. Under the purchased power agreement, Consumers Energy received the value of any new environmental credits for the first fourteen years of the agreement. Palisades and Consumers Energy will share on a 50/50 basis the value of any new environmental credits for the last year of the agreement. The environmental credits are defined as benefits from a change in law that causes capability of the plant as of the purchase date to become a tradable attribute (e.g., emission credit, renewable energy credit, environmental credit, “green” credit, etc.) or otherwise to have a market value. Entergy intends to shut down the Palisades plant permanently on May 31, 2022 and transfer to Holtec thereafter.

Customers

Entergy Wholesale Commodities’ customers for the sale of both energy and capacity from its nuclear plants include retail power providers, utilities, electric power co-operatives, power trading organizations, and other power generation companies. These customers include Consumers Energy, the company from which Entergy purchased the Palisades plant, and MISO. Substantially all the credit exposure associated with the planned energy output under contract for Palisades is with counterparties or their guarantors that have public investment grade credit ratings.

Competition

MISO does not have a centralized clearing capacity market, but load serving entities do meet most of their capacity needs through bilateral contracts and self-supply with a smaller portion coming through voluntary MISO

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy auctions. Almost all of Palisades’ current output is contracted to Consumers Energy through May 2022. Entergy Wholesale Commodities does not expect to be materially affected by competition in the MISO market in the near term.

Seasonality

Entergy Wholesale Commodities’ revenues and operating income are subject to fluctuations during the year due to seasonal factors, weather conditions, and contract pricing. When outdoor and cooling water temperatures are low, generally during colder months, Entergy Wholesale Commodities’ nuclear power plants operate more efficiently, and consequently, generates more electricity. Entergy Wholesale Commodities’ contracts provide for shaped pricing over the course of the year. As a result of these factors, Entergy Wholesale Commodities’ revenues are typically higher in the first and third quarters than in the second and fourth quarters.

Fuel Supply

Nuclear Fuel

See “Fuel Supply - Nuclear Fuel” in the Utility portion of Part I, Item 1 for a discussion of the nuclear fuel cycle and markets. Entergy Nuclear Fuels Company, a wholly-owned subsidiary, was responsible for contracts to acquire nuclear materials, except for fuel fabrication, for Entergy Wholesale Commodities nuclear power plants, while Entergy Nuclear Operations, Inc. acted as the agent for the purchase of nuclear fuel assembly fabrication services. All contracts for the disposal of spent nuclear fuel were between the DOE and each of the nuclear power plant owners. The nuclear fuel supply portfolio for the Entergy Wholesale Commodities segment has been adjusted to reflect reduced overall requirements related to the planned permanent shutdown of the Palisades plant. Fuel procurement for the Entergy Wholesale Commodities segment ceased after the Palisades plant’s final refueling in 2020.

Other Business Activities

Entergy Nuclear Power Marketing, LLC (ENPM) was formed in 2005 to centralize the power marketing function for Entergy Wholesale Commodities nuclear plants. Upon its formation, ENPM entered into long-term power purchase agreements with the Entergy Wholesale Commodities subsidiaries that owned nuclear power plants (generating subsidiaries). As part of a series of agreements, ENPM agreed to assume and/or otherwise service the existing power purchase agreements that were in effect between the generating subsidiaries and their customers. ENPM’s functions include origination of new energy and capacity transactions and generation scheduling.

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

Entergy Arkansas holds a FERC license that expires in 2053 for two hydroelectric projects totaling 65 MW of capacity.

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
•avoided cost payments to non-exempt Qualifying Facilities;
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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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
•certification of capacity acquisitions, both for owned capacity and for purchase power contracts that exceed either 5 MW or one year in term;
•procurement process to acquire capacity over 50 MW;
•audits of the environmental adjustment charge, avoided cost payment to non-exempt Qualifying Facilities, and energy efficiency rider;
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
•avoided cost payments to non-exempt Qualifying Facilities;
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
•integrated resource planning;
•net energy metering;
•avoided cost payments to non-exempt Qualifying Facilities;
•issuance and sale of certain securities; and

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
•avoided cost payments to non-exempt Qualifying Facilities;
•net energy metering; and
•utility mergers, sales/acquisitions/leases of plants over $10 million, sales of greater than 50% voting stock of utilities, and transfers of controlling interest in or operation of utilities.

Regulation of the Nuclear Power Industry

Atomic Energy Act of 1954 and Energy Reorganization Act of 1974

Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements.  The NRC has broad authority to impose civil penalties or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Entergy Arkansas, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend and Waterford 3, and Grand Gulf, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC. Entergy subsidiaries in the Entergy Wholesale Commodities segment are subject to the NRC’s jurisdiction as the owners and operators of Palisades and Big Rock Point.

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2021 of $192.1 million for the one-time fee. Entergy accepted assignment of the Palisades and Big Rock Point spent fuel disposal contracts with the DOE held by their previous owner. The owner of these plants prior to Entergy has paid or retained liability for the fees for all generation prior to the purchase dates of the plants. The fees payable to the DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy’s total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1.6 billion (exclusive of amounts relating to Entergy plants that were paid or are owed by prior owners of those plants).

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

As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. These subsidiaries have been, and continue to be, involved in litigation to recover the damages caused by the DOE’s delay in performance. See Note 8 to the financial statements for discussion of final judgments recorded by Entergy in 2019, 2020, and 2021 related to Entergy’s nuclear owner licensee subsidiaries’ litigation with the DOE. Through 2021, Entergy’s subsidiaries won and collected on judgments against the government totaling approximately $900 million.

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are providing their own spent fuel storage.  Storage capability additions using dry casks began operations at Palisades in 1993, at ANO in 1996, at River Bend in 2005, at Grand Gulf in 2006, and at Waterford 3 in 2011.  These facilities will be expanded as needed.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy decommissioning trusts were adequately funded without further collections, and in December 2020, the APSC ordered zero collections for ANO 1 and ANO 2 decommissioning.

In July 2010 the LPSC approved increased decommissioning collections for Waterford 3 and the Louisiana regulated share of River Bend to address previously identified funding shortfalls. This LPSC decision contemplated that the level of decommissioning collections could be revisited should the NRC grant license extensions for both Waterford 3 and River Bend. In July 2019, following the NRC approval of license extensions for Waterford 3 and River Bend, Entergy Louisiana made a filing with the LPSC seeking to adjust decommissioning and depreciation rates for those plants, including one proposed scenario that would adjust Louisiana-jurisdictional decommissioning collections to zero for both plants (including an offsetting increase in depreciation rates). Because of the ongoing public health emergency arising from the COVID-19 pandemic and accompanying economic uncertainty, Entergy Louisiana determined that the relief sought in the filing was no longer appropriate, and in November 2020, filed an unopposed motion to dismiss the proceeding. Following that filing, in a December 2020 order, the LPSC dismissed the proceeding without prejudice. In July 2021, Entergy Louisiana made a filing with the LPSC to adjust Waterford 3 and River Bend decommissioning collections based on the latest site-specific decommissioning cost estimates for those plants. The filing seeks to increase Waterford 3 decommissioning collections, and decrease River Bend decommissioning collections. Management cannot predict the outcome of this filing. A hearing in the case has been scheduled for September 2022.

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

In December 2016 the NRC issued a 20-year operating license renewal for Grand Gulf. In a 2017 filing at the FERC, System Energy stated that with the renewed operating license, Grand Gulf’s decommissioning trust was sufficiently funded, and proposed, among other things, to cease decommissioning collections for Grand Gulf effective October 1, 2017. The FERC accepted a settlement including the proposed decommissioning revenue requirement by letter order in August 2018.

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

Price-Anderson Act

The Price-Anderson Act requires that reactor licensees purchase and maintain the maximum amount of nuclear liability insurance available and participate in an industry assessment program called Secondary Financial Protection in order to protect the public in the event of a nuclear power plant accident.  The costs of this insurance are borne by the nuclear power industry.  Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025.  The Price-Anderson Act limits the contingent liability for a single nuclear incident to a maximum assessment of approximately $137.6 million per reactor (with 95 nuclear industry reactors currently participating).  In the case of a nuclear event in which Entergy Arkansas, Entergy Louisiana, System Energy, or an Entergy Wholesale Commodities company is liable, protection is afforded through a combination of private insurance and the Secondary Financial Protection program. In addition to this, insurance for property damage, costs

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy of replacement power, and other risks relating to nuclear generating units is also purchased.  The Price-Anderson Act and insurance applicable to the nuclear programs of Entergy are discussed in more detail in Note 8 to the financial statements.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, and “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC. Continued plant operation is not permitted for plants in Column 5. The nuclear generating plants owned and operated by Entergy’s Utility and Entergy Wholesale Commodities businesses are currently in Column 1.

In March 2021 the NRC placed Grand Gulf in Column 3 based on the incidence of five unplanned plant scrams during calendar year 2020, some of which were related to upgrades made to the plant’s turbine control system during the spring 2020 refueling outage. The NRC conducted a supplemental inspection of Grand Gulf in accordance with its inspection procedures for nuclear plants in Column 3 and, in October 2021, notified Entergy that all inspection objectives were met. The NRC issued its report in November 2021 and Grand Gulf was returned to Column 1.

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
•Interstate Air Transport;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  In Entergy’s utility service territory, only St. Bernard Parish and Evangeline Parish in Louisiana are designated as nonattainment. In August 2017 the EPA issued a letter indicating that East Baton Rouge and St. Charles parishes would be designated by December 31, 2020, as monitors were installed to determine compliance. In March 2021 the EPA published a fine rule designating East Baton Rouge, St. Charles, St. James, and West Baton Rouge parishes in Louisiana as attainment/unclassifiable, and, in Texas, Jefferson County as attainment/unclassifiable and Orange County as unclassifiable. No challenges to these final designations were filed within the 60 day deadline. Entergy continues to monitor this situation.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy costs through the purchase of emission allowances. Entergy began implementation in 2007, including installation of controls at several facilities and the development of an emission allowance procurement strategy.

Based on several court challenges, CAIR and its subsequent versions, now known as the Cross-State Air Pollution Rule (CSAPR), have been remanded to and modified by the EPA on multiple occasions. In September 2016 the EPA finalized the CSAPR Update Rule to address interstate transport for the 2008 ozone NAAQS. Starting in 2017 the final rule requires reductions in summer nitrogen oxides (NOx) emissions. Several states, including Arkansas and Texas, filed a challenge to the Update Rule. In September 2019 the D.C. Circuit upheld the EPA’s underlying approach to the Update Rule, but determined that it was inconsistent with the Clean Air Act because it failed to include deadlines consistent with downwind states’ deadlines for attainment. The court remanded the rule to the EPA for further consideration, but did not vacate it so the rule remains in effect pending the EPA’s further review. In April 2021, addressing the D.C. Circuit’s remand, the EPA finalized revisions to the Update Rule, which became effective June 29, 2021. The rule finalizes interstate transport obligations for 21 states. For 12 states, including Louisiana, the EPA further reduced the number of NOx emission allowances allocated to each state. Entergy is currently analyzing the potential impact on its facilities in Louisiana. Early indications are that the cost of Group 3 allowances will increase significantly (approximately $3,000 per allowance) in the near-term, which could impact the cost to dispatch Entergy’s legacy gas units located in Louisiana. However, Entergy’s 2021 ozone season NOx emissions were below 2020 levels and it does not appear that additional allowances will be needed to satisfy Entergy’s 2021 obligations. The final determination will be made in March 2022.

Regional Haze

In June 2005 the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that potentially could result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology (BART) to continue operating certain of Entergy’s fossil generation units.  The rule leaves certain CAVR determinations to the states. This rule establishes a series of 10-year planning periods, with states required to develop State Implementation Plans (SIPs) for each planning period, with each SIP including such air pollution control measures as may be necessary to achieve the ultimate goal of the CAVR by the year 2064. The various states are currently in the process of developing SIPs to implement the second planning period of the CAVR, which addresses the 2018-2028 planning period.

In January and February 2018, Entergy Arkansas, Entergy Mississippi, Entergy Power, and other co-owners received 60-day notice of intent to sue letters from the Sierra Club and the National Parks Conservation Association concerning allegations of violations of new source review and permitting provisions of the Clean Air Act at the Independence and White Bluff coal-burning units, respectively. In November 2018, following extensive negotiations, Entergy Arkansas, Entergy Mississippi, and Entergy Power entered a proposed settlement resolving those claims and reducing the risk that Entergy Arkansas, as operator of Independence and White Bluff, might be compelled under the Clean Air Act’s regional haze program to install costly emissions control technologies. Consistent with the terms of the settlement, Entergy Arkansas, along with co-owners, agreed to begin using only low-sulfur coal at Independence and White Bluff by mid-2021; agreed to cease using coal at White Bluff and Independence by the end of 2028 and 2030, respectively; agreed to cease operation of the remaining gas unit at Lake Catherine by the end of 2027; reserved the option to develop new generating sources at each plant site; and committed to installing or proposing to regulators at least 800 MWs of renewable generation by the end of 2027, with at least half installed or proposed by the end of 2022 (which includes two existing Entergy Arkansas projects) and with all qualifying co-owner projects counting toward satisfaction of the obligation. Under the settlement, the Sierra Club and the National Parks Conservation Association also waived certain potential existing claims under federal and state environmental law with respect to specified generating plants. The settlement, which formally resolves a complaint filed by the Sierra Club and the National Parks Conservation Association, was subject to approval by the U.S. District Court for the Eastern District of Arkansas. In November 2020 the court denied motions by the Arkansas Attorney General and the Arkansas Affordable Energy Coalition to intervene and to stay the proceedings. The proposed intervenors did not appeal the ruling. The District Court approved and entered the proposed settlement in March 2021. Entergy met the settlement deadline to use low-sulfur coal and is on target to

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy meet the other requirements of the settlement.

The second planning period (2018-2028) for the regional haze program requires states to examine sources for impacts on visibility and to prepare SIPs by July 31, 2021 to ensure reasonable progress is being made to attain visibility improvements. Entergy has received information collection requests from the Arkansas and Louisiana Departments of Environmental Quality requesting an evaluation of technical and economic feasibility of various NOx and SO2 control technologies for Independence, Nelson 6, Nelson Industrial Steam Company (NISCO), and Ninemile. Responses to the information collection requests have been submitted to the respective state agencies. Louisiana has issued its draft SIP which, at this time, does not propose any additional air emissions controls for the affected Entergy units in Louisiana. Some public commenters, however, believe additional air controls are cost-effective. It is not yet clear how the Louisiana Department of Environmental Quality (LDEQ) will respond in its final SIP, and the agency, like many other state agencies, did not meet the July 31, 2021 deadline to submit a SIP to the EPA for review. The LDEQ is now expected to finalize its Regional Haze SIP in early 2022.

Similar to the LDEQ, the Arkansas Department of Energy and Environment, Division of Environmental Quality (ADEQ) did not meet the July 31, 2021 SIP submission deadline and is expected to issue a proposed SIP for the second planning period in the first quarter of 2022.

Greenhouse Gas Emissions

In July 2019 the EPA released the Affordable Clean Energy Rule (ACE), which applies only to existing coal-fired electric generating units. The ACE determines that heat rate improvements are the best system of emission reductions and lists six candidate technologies for consideration by states at each coal unit. The rule and associated rulemakings by the EPA replace the Obama administration’s Clean Power Plan, which established national emissions performance rates for existing fossil-fuel fired steam electric generating units and combustion turbines. The ACE rule provides states discretion in determining how the best system for emission reductions applies to individual units, including through the consideration of technical feasibility and the remaining useful life of the facility. The ADEQ and the LDEQ have issued information collection requests to Entergy facilities to help the states collect the information needed to determine the best system of emission reductions for each facility. Entergy responded to the requests. In January 2021 the U.S. Court of Appeals for the D.C. Circuit vacated ACE. The court held that ACE relied on an incorrect interpretation of the Clean Air Act that the statute expressly forecloses emission reduction approaches, such as emissions trading and generating shifting, that cannot be applied at and to the individual source. The court remanded ACE to the EPA for further consideration and also vacated the repeal of the Clean Power Plan. In March 2021 the D.C. Circuit issued a partial mandate vacating the ACE rule, but withheld the mandate vacating the repeal of the Clean Power Plan pending the EPA’s new rulemaking to regulate greenhouse gas emissions. Thus, the Clean Power Plan will not take effect during the rulemaking process and there currently is no regulation in place with respect to greenhouse gas emissions from existing electric generating units and states are not expected to take further action to develop and submit plans at this time. In October 2021, the United States Supreme Court agreed to hear a challenge to the already vacated ACE rule. The court’s decision could impact whether and to what extent the EPA may regulate greenhouse gases. Despite the pending decision, the EPA appears to be moving forward with a new proposal to regulate greenhouse gas emissions from new and existing electric generating units.

In April 2021, President Biden announced a target for the United States in connection with the United Nations’ “Paris Agreement” on climate change. The target consists of a 50-52 percent reduction in economy-wide net greenhouse gas emissions from 2005 levels by 2030. President Biden has also stated that a goal of his administration is for the electric power industry to decarbonize fully by 2035. The details surrounding implementation of these targets are not finalized, and the impacts to Entergy of any potential related legislation cannot be predicted.

Entergy continues to support national legislation that would most efficiently reduce economy-wide greenhouse gas emissions and increase planning certainty for electric utilities.  By virtue of its proportionally large

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy investment in low-emitting generation technologies, Entergy has a low overall carbon dioxide emission “intensity,” or rate of carbon dioxide emitted per megawatt-hour of electricity generated.  In anticipation of the imposition of carbon dioxide emission limits on the electric industry, Entergy initiated actions designed to reduce its exposure to potential new governmental requirements related to carbon dioxide emissions.  These voluntary actions included a formal program to stabilize owned power plant carbon dioxide emissions at 2000 levels through 2005, and Entergy succeeded in reducing emissions below 2000 levels. In 2006, Entergy started including emissions from controllable power purchases in addition to its ownership share of generation and established a second formal voluntary program to stabilize power plant carbon dioxide emissions and emissions from controllable power purchases, cumulatively over the period, at 20% below 2000 levels through 2010.  In 2011, Entergy extended this commitment through 2020, which it ultimately outperformed by approximately 8% both cumulatively and on an annual basis.  In 2019, in connection with a climate scenario analysis following the recommendations of the Task Force on Climate-related Financial Disclosures describing climate-related governance, strategy, risk management, and metrics and targets, Entergy announced a 2030 carbon dioxide emission rate goal focused on a 50% reduction from Entergy’s base year - 2000. Entergy now anticipates achieving this reduction several years early. In September 2020, Entergy announced a commitment to achieve net-zero greenhouse gas emissions by 2050 inclusive of all businesses, all gases, and all emissions. Entergy’s comprehensive, third-party verified greenhouse gas inventory and progress against its voluntary goals are published on its website.

Entergy participates in the M.J. Bradley & Associates’ Annual Benchmarking Air Emissions Report, an annual analysis of the 100 largest U.S. electric power producers. The report is available on the M.J. Bradley website. Entergy participates annually in the Dow Jones Sustainability Index and in 2021 was listed on the North American Index. Entergy has been listed on the World or North American Index, or both, for twenty consecutive years. Entergy also participated in the 2021 CDP Climate Change and CDP Water Security evaluations, receiving a ‘B’ for both responses.

Potential Legislative, Regulatory, and Judicial Developments

In addition to the specific instances described above, there are a number of legislative and regulatory initiatives that are under consideration at the federal, state, and local level.  Because of the nature of Entergy’s business, the imposition of any of these initiatives could affect Entergy’s operations.  Entergy continues to monitor these initiatives and activities in order to analyze their potential operational and cost implications.  These initiatives include:

•reconsideration and revision of ambient air quality standards downward which could lead to additional areas of nonattainment;
•designation by the EPA and state environmental agencies of areas that are not in attainment with national ambient air quality standards;
•introduction of bills in Congress and development of regulations by the EPA proposing further limits on NOx, SO2, mercury, carbon dioxide and other air emissions.  New legislation or regulations applicable to stationary sources could take the form of market-based cap-and-trade programs, direct requirements for the installation of air emission controls onto air emission sources, or other or combined regulatory programs;
•efforts in Congress or at the EPA to establish a federal carbon dioxide emission tax, control structure, or unit performance standards;
•revisions to the estimates of the Social Cost of Carbon and its use for regulatory impact analysis of federal laws and regulations;
•implementation of the regional cap and trade programs to limit carbon dioxide and other greenhouse gases;
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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Steam Electric Effluent Guidelines

The 2015 Steam Electric Effluent Limitations Guidelines (ELG) rule required, among other things, that there be no discharge of bottom ash transport water. In October 2020 the EPA issued its final rule revision on bottom ash transport water allowing the discharge of up to 10% system volume for certain purge waters, including storm events and non-routine operations. The final rule requires compliance as soon as possible beginning October 31, 2021, but no later than December 31, 2025. Several challenges to the final rule have been filed. Additionally, the Fifth Circuit Court of Appeals previously vacated and remanded the provisions of the rule related to legacy wastewater and leachate, which the EPA plans to address in a separate rulemaking. Despite the final rule and pending challenges, Entergy has implemented projects at its White Bluff and Independence plants to convert to zero-discharge systems to comply with the ELG rule and the coal combustion residuals restrictions on impoundments. Additionally, the Nelson Unit 6 facility is implementing operational and maintenance measures to minimize the potential for discharge of bottom ash transport water from the existing bottom ash handling system at the site, and is reviewing the effectiveness of these changes for compliance with the requirements of the October 2020 final rule.

Federal Jurisdiction of Waters of the United States

In June 2020 the EPA’s revised definition of waters of the United States in the Navigable Waters Protection Rule (NWPR) became effective, narrowing the scope of Clean Water Act jurisdiction, as compared to a 2015 definition which had been stayed by several federal courts. In August 2021 a federal district court vacated and remanded the NWPR for further consideration. The EPA and the U.S. Army Corps of Engineers (Corps) subsequently issued a statement that the agencies would revert to pre-2015 regulations pending a new rulemaking. In December 2021, the EPA and the Corps proposed a revised definition of waters of the United States by repealing the NWPR and codifying a definition that reflects the pre-2015 regulatory regime as interpreted by several United States Supreme Court decisions. Comments on the proposed rule were due in February 2022. In January 2022, despite pending rulemaking, the United States Supreme Court agreed to hear a case regarding the proper test under previous Supreme Court decisions for determining jurisdiction of waters of the United States. This case likely will impact the current rulemaking process but it still is unclear whether the final rulemaking will be delayed to await guidance from the Supreme Court or the agencies will finalize the rule prior to the Supreme Court’s consideration of the matter.

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

As part of the groundwater monitoring and protection program, Entergy has: (1) performed reviews of plant groundwater characteristics (hydrology) and historical records of past events on site that may have potentially impacted groundwater; (2) implemented fleet procedures on how to handle events that could impact groundwater; and (3) installed groundwater monitoring wells and began periodic sampling.  The program also includes protocols for notifying local officials if contamination is found.  To date, radionuclides such as tritium have been detected at Arkansas Nuclear One, Palisades, Grand Gulf, and River Bend.  Each of these sites has installed groundwater monitoring wells and implemented a program for testing groundwater at the sites for the presence of tritium and other radionuclides.  Based on current information, the concentrations and locations of radionuclides detected at these plants pose no threat to public health or safety, but each site continues to evaluate the results from its groundwater monitoring program.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The final regulations create new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse. As of December 31, 2021, Entergy has recorded asset retirement obligations related to CCR management of $21 million.

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

Other Environmental Matters

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas

The EPA notified Entergy that the EPA believes Entergy is a PRP concerning PCB contamination at the F.J. Doyle Salvage facility in Leonard, Texas. The facility operated as a scrap salvage business during the 1970s to the 1990s. In May 2018 the EPA investigated the site surface and sub-surface soils and, in November 2018 the EPA conducted a removal action, including disposal of PCB contaminated soils. Entergy responded to the EPA’s information requests in May and July 2019. In November 2020 the EPA sent Entergy and other PRPs a demand letter seeking reimbursement for response costs totaling $4 million expended at the site. The demand letter is being evaluated and liability and PRP allocation of response costs are yet to be determined. In December 2020, Entergy responded to the demand letter, without admitting liability or waiving any rights, indicating that it would engage in good faith negotiations with the EPA with respect to the demand. An initial meeting between the EPA and the PRPs took place in June 2021. Negotiations between the PRPs and the EPA are ongoing.

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

Human Capital

Employees

Employees are an integral part of Entergy’s commitment to serving customers.  As of December 31, 2021, Entergy subsidiaries employed 12,369 people.

Utility:
Entergy Arkansas	1,220
Entergy Louisiana	1,656
Entergy Mississippi	741
Entergy New Orleans	299
Entergy Texas	669
System Energy	—
Entergy Operations	3,380
Entergy Services	3,798
Entergy Nuclear Operations	571
Other subsidiaries	35
Total Entergy	12,369

Approximately 3,400 employees are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the United Government Security Officers of America, and the International Union, Security, Police, and Fire Professionals of America.

Below is the breakdown of Entergy’s employees by gender and race/ethnicity:

Gender (%)	2021	2020
Female	21.4	20.7
Male	78.6	79.3

Race/Ethnicity (%)	2021	2020
White	76.4	77.6
Black/African American	16.4	15.3
Hispanic/Latino	2.7	2.7
Asian	2.0	2.0
Other	2.5	2.4

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

Governance and Oversight

Ensuring that workplace processes support the desired culture and strategy begins with the Board of Directors and the Office of the Chief Executive. The Personnel Committee establishes priorities and each quarter reviews strategies and results on a range of topics covering the workforce, the workplace, and the marketplace. It oversees Entergy’s incentive plan design and administers its executive compensation plans to incentivize the behaviors and outcomes that support achievement of Entergy’s corporate objectives. Annually, it reviews executive performance, development, succession plans, and talent pipeline to align a high performing executive team with Entergy’s priorities. The Personnel Committee also oversees Entergy’s performance through regular briefings on a wide variety of human resources topics including Entergy’s safety culture and performance; organizational health; and diversity, inclusion, and belonging initiatives and performance.

The Personnel Committee’s Charter was revised in 2021 to acknowledge the committee’s responsibility for overseeing and monitoring the effectiveness of Entergy’s human capital strategies, including its workforce diversity, inclusion, and organizational health and safety strategies, programs, and initiatives. In recognition of the importance that organizational health and diversity, inclusion, and belonging play in enabling Entergy to achieve its business strategies, the committee receives periodic reports on Entergy’s organization health and diversity, inclusion, and belonging programs, strategies, and performance, including briefings at each of its regular meetings. The committee also receives updates on Entergy’s performance to date on key workforce, workplace, and marketplace measures, including progress in the representation of women and underrepresented minorities, both in the total workforce and in director level and above placements, progress in key diversity, inclusion, and belonging initiatives and diverse supplier spend.

Other committees of the Board oversee other key aspects of Entergy’s culture. For example, the Audit Committee reviews reports on enterprise risks, ethics and compliance training and performance, as well as regular reports on calls made to Entergy’s ethics line and related investigations. To maximize the sharing of information and facilitate the participation of all Board members in these discussions, the Board schedules its regular committee meetings in a manner such that all directors can attend.

The Office of the Chief Executive, which includes the Senior Vice President and Chief Human Resources Officer, ensures annual business plans are designed to support Entergy’s talent objectives, reviews workforce-related metrics, and regularly discusses the development, succession planning, and performance of their direct reports and other company officers.

Safety

Entergy’s safety objective is: Everyone Safe. All Day. Every Day. The continuation of the COVID-19 pandemic and another historic hurricane season presented significant challenges. Entergy employees achieved a total recordable incident rate of 0.46 in 2021, compared to 0.40 in 2020 and 0.56 in 2019. The results of 2021 unfortunately included an employee fatality. Entergy has enhanced dramatically leadership efforts and field presence to further its objective of zero fatalities. The recordable incident rate equals the number of recordable incidents per 100 full-time equivalents. Recordable incidents include fatalities, lost-time accidents, restricted-duty accidents, and medical attentions and is not inclusive of potential work-related COVID-19 cases.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Organizational Health, including Diversity, Inclusion and Belonging (DIB)

Entergy believes that organizational health fosters an engaged and productive culture that positions Entergy to deliver sustainable value to its stakeholders. Entergy measures its progress through an organizational health survey coordinated by an external third party. Since initially administering the survey in 2014, Entergy improved from an initial score of 49 (fourth quartile) to a score in 2019 of 66 (second quartile), in 2020 of 72 (second quartile), and in 2021of 63 (third quartile). Although the score declined in 2021 as compared to 2020, it improved from the 2014 baseline. Management uses the results of the annual survey to design and implement strategies to positively influence organizational health. Initial employee participation of 66 percent in 2014 rose to and remains at 90 percent in 2018-2021.

Entergy believes that creating a culture of diversity, inclusion, and belonging drives foundational engagement. Entergy is committed to developing and retaining a workforce that reflects the rich diversity of the communities it serves. In 2019, Entergy embarked on a three-year phased approach to enhance inclusion for individuals and teams. Among other actions, the primary focus of its 2021 actions was implementing customized DIB interventions to engage a diverse workforce, infusing DIB into hiring policies, practices and procedures, aligning Employee Resource Group goals to DIB goals, growing its DIB Champion network, integrating DIB into Entergy’s leadership development programs, and facilitating training from the executive leadership ranks down to the frontline. Through these efforts, Entergy aspires to create greater understanding and accountability regarding the behaviors and outcomes that are indicative of a premier utility.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

Item 1A. RISK FACTORS

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

In December 2019 a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Since then, several variants of the COVID-19 virus have spread throughout the world, including the United States. To mitigate the spread of COVID-19, public health officials in the United States have at various times both recommended and mandated wearing of masks and other precautions, including prohibitions on congregating in heavily-populated areas, closure or limitations on the functions of non-essential business, and shelter-in-place orders or similar measures, including throughout Entergy’s service areas. While many of these mitigation measures have been lifted following the wide availability of COVID-19 vaccines, there is a risk that certain of these measures could be reinstated and/or continued or that customers could elect to curtail operations to reduce the spread of an outbreak, and that such measures could have an adverse effect on the general economy, Entergy’s customers, and its operations.

Entergy and its Utility operating companies experienced a decline in commercial and industrial sales and an increase in arrearages and bad debt expense due to non-payment by customers. Much of the commercial and industrial sales have recovered, and the arrearages have begun to decline, although management cannot predict the timing of the completion of collections of such arrearages. The Utility operating companies have resumed disconnecting customers for non-payment of bills, but such disconnects could again be suspended at the Utility operating companies by their various regulators, for various reasons, including should another shelter-in-place order or similar measure occur. While they are working with regulators to ensure ultimate recovery for those and other COVID-19 related costs, the amount, method, and timing of such recovery is subject to approval by the retail regulators.

Entergy and its Registrant Subsidiaries also could experience, and in some cases have experienced, among other challenges, supply chain, vendor, and contractor disruptions, including shortages or delays in the availability of key components, parts and supplies such as electronic components and solar panels; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed refueling and maintenance outages; delays in regulatory proceedings; workforce availability challenges, including from COVID-19 infections, quarantining, or concerns with vaccination or testing mandates, health or safety issues; increased storm recovery costs; increased cybersecurity risks as a result of many employees telecommuting; risks or uncertainties associated with the return for many employees from telecommuting to on-site work on a full-time or hybrid basis; volatility in the credit or capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available credit facilities); or other adverse impacts on their ability to execute on business strategies and initiatives.

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

Although the economy has been recovering, another economic decline could adversely impact Entergy’s and the Utility operating companies’ liquidity and cash flows, including through declining sales, reduced revenues, delays in receipts of customer payments, or increased bad debt expense. The Utility operating companies also may experience regulatory outcomes that require them to postpone planned investment and otherwise reduce costs due to the impact of the COVID-19 pandemic on their customers, especially in an increasingly inflationary environment. In addition, if the COVID-19 pandemic creates additional disruptions or turmoil in the credit or financial markets, or adversely impacts Entergy’s credit metrics or ratings, such developments could adversely affect its ability to access capital on favorable terms and continue to meet its liquidity needs or cause a decrease in the value of its defined benefit pension trust funds, as well as its nuclear decommissioning trust funds, all of which are highly uncertain and cannot be predicted.

Entergy cannot predict the extent or duration of the outbreak, the impact of new or existing variants of COVID-19, the effectiveness of mitigation efforts, vaccines, anti-viral or other treatments for COVID-19, governmental responsive measures, or the extent of the effects or ultimate impacts on the global, national or local economy, the capital markets, or its customers, suppliers, operations, financial condition, results of operations, or cash flows.

The terms and conditions of service, including electric and gas rates, of the Utility operating companies and System Energy are determined through regulatory approval proceedings that can be lengthy and subject to appeal, potentially resulting in delays in effecting rate changes, lengthy litigation and uncertainty as to ultimate results.

The Utility operating companies are regulated on a cost-of-service and rate of return basis and are subject to statutes and regulatory commission rules and procedures. The rates that the Utility operating companies and System Energy charge reflect their capital expenditures, operations and maintenance costs, allowed rates of return, financing costs, and related costs of service.  These rates significantly influence the financial condition, results of operations, and liquidity of Entergy and each of the Utility operating companies and System Energy.  These rates are determined in regulatory proceedings and are subject to periodic regulatory review and adjustment, including adjustment upon the initiative of a regulator or, in some cases, affected stakeholders.

In addition, regulators may initiate proceedings to investigate the prudence of costs in the Utility operating companies’ and System Energy’s base rates and examine, among other things, the reasonableness or prudence of the companies’ operation and maintenance practices, level of expenditures (including storm costs and costs associated with capital projects), allowed rates of return and rate base, proposed resource acquisitions, and previously incurred capital expenditures that the operating companies seek to place in rates.  The regulators may disallow costs subject to their jurisdiction found not to have been prudently incurred or found not to have been incurred in compliance with applicable tariffs, creating some risk to the ultimate recovery of those costs.  Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates.  Traditional base rate proceedings, as opposed to formula rate plans, generally have long timelines, are primarily based on historical costs, and may or may not be limited in scope or duration by statute. The length of these base rate proceedings can cause the Utility operating companies and System Energy to experience regulatory lag in recovering costs through rates, such that the Utility operating companies may not fully recover all costs during the rate effective period and may, therefore, earn less than their allowed returns.  Decisions are typically subject to appeal, potentially leading to additional uncertainty associated with rate case proceedings.

The Utility operating companies have large customer and stakeholder bases and, as a result, could be the subject of public criticism or adverse publicity focused on issues including the operation and maintenance of their assets and infrastructure, their preparedness for major storms or other extreme weather events and/or the time it takes to restore service after such events, or the quality of their service. Criticism or adverse publicity of this nature could render legislatures and other governing bodies, public service commissions and other regulatory authorities, and government officials less likely to view the applicable operating company in a favorable light and could

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy potentially negatively affect legislative or regulatory processes or outcomes, as well as lead to increased regulatory oversight or more stringent legislative or regulatory requirements or other legislation or regulatory actions that adversely affect the Utility operating companies.

The Utility operating companies and System Energy, and the energy industry as a whole, have experienced a period of rising costs and investments, and an upward trend in spending, especially with respect to infrastructure investments, which is likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms, all of which could face resistance from customers and other stakeholders especially in a rising cost environment.  For information regarding rate case proceedings and formula rate plans applicable to the Utility operating companies, see Note 2 to the financial statements.

Changes to state or federal legislation or regulation affecting electric generation, electric and natural gas transmission, distribution, and related activities could adversely affect Entergy and the Utility operating companies’ financial position, results of operations, or cash flows and their utility businesses.

If legislative and regulatory structures evolve in a manner that erodes the Utility operating companies’ exclusive rights to serve their regulated customers, they could lose customers and sales and their results of operations, financial position, or cash flows could be materially affected. Additionally, technological advances in energy efficiency and distributed energy resources are reducing the costs of these technologies and together with ongoing state and federal subsidies, the increasing penetration of these technologies could result in reduced sales by the Utility operating companies. Such loss of sales could put upward pressure on rates, possibly resulting in adverse regulatory actions to mitigate such effects on rates. Further, the failure of regulatory structures to evolve to accommodate the changing needs and desires of customers with respect to the sourcing and use of electricity also could diminish sales by the operating companies. Entergy and the Utility operating companies cannot predict if or when they may be subject to changes in legislation or regulation, or the extent and timing of reductions of the cost of distributed energy resources, nor can they predict the impact of these changes on their results of operations, financial position, or cash flows.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy transmission system pursuant to the MISO RTO tariff and their participation in the MISO RTO’s wholesale markets may be adversely affected by regulatory or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.

On December 19, 2013, the Utility operating companies integrated into the MISO RTO. MISO maintains functional control over the combined transmission systems of its members and administers wholesale energy and ancillary services markets for market participants in the MISO region, including the Utility operating companies. The Utility operating companies sell capacity, energy, and ancillary services on a bilateral basis to certain wholesale customers and offer available electricity production of their generating facilities into the MISO day-ahead and real-time energy markets pursuant to the MISO tariff and market rules. The Utility operating companies are subject to economic risks associated with participation in the MISO markets. MISO tariff rules and system conditions, including transmission congestion, could affect the Utility operating companies’ ability to sell capacity, energy, and/or ancillary services in certain regions and/or the economic value of such sales, or the cost of serving the Utility operating companies’ respective loads. MISO market rules may change or be interpreted in ways that cause additional cost and risk, including compliance risk.

The Utility operating companies participate in the MISO regional transmission planning process and are subject to risks associated with planning decisions that MISO makes in the exercise of control over the planning of the Utility operating companies’ transmission assets that are under MISO’s functional control. The Utility operating companies pay transmission rates that reflect the cost of transmission projects that the Utility operating companies do not own, which could increase cash or financing needs. Further, FERC policies and regulation addressing cost responsibility for transmission projects, including transmission projects to interconnect new generation facilities, may potentially give rise to cash and financing-related risks as well as result in upward pressure on the retail rates of the Utility operating companies, which, in turn, may result in adverse actions by the Utility operating companies’ retail regulators. In addition to the cash and financing-related risks arising from the potential additional cost allocation to the Utility operating companies from transmission projects of others or changes in FERC policies or regulation related to cost responsibility for transmission projects, there is a risk that the Utility operating companies’ business and financial position could be harmed as a result of lost investment opportunities and other effects that flow from an increased number of competitive projects being approved and constructed that are interconnected with their transmission systems.

Further, the terms and conditions of the MISO tariff, including provisions related to the design and implementation of wholesale markets, the allocation of transmission upgrade costs, the MISO-wide allowed base rate of return on equity, and any required MISO-related charges and credits are subject to regulation by the FERC. The operation of the Utility operating companies’ transmission system pursuant to the MISO tariff and their participation in the MISO wholesale markets, and the resulting costs, may be adversely affected by regulatory or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.

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

Part I Item 1A and 1B
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

In August and October 2020, Hurricane Laura, Hurricane Delta, and Hurricane Zeta caused significant damage to portions of the Utility’s service areas in Louisiana, including New Orleans, Texas, and to a lesser extent, in Arkansas and Mississippi. The storms resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the outages. Additionally, as a result of Hurricane Laura’s extensive damage to the grid infrastructure serving the impacted area, large portions of the underlying transmission system required nearly a complete rebuild. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta were approximately $2.4 billion.

In August 2021, Hurricane Ida caused extensive damage to the Entergy distribution and, to a lesser extent, transmission systems across Louisiana resulting in widespread power outages. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Ida for Entergy Louisiana and Entergy New Orleans are currently estimated to be approximately $2.7 billion. Most of the storm costs were incurred by Entergy Louisiana and Entergy New Orleans. Also, Utility revenues in 2021 were adversely affected by extended power outages resulting from the hurricane.

Because Entergy has not completed the regulatory processes regarding these storm costs, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

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

Nuclear capacity factors significantly affect the results of operations of certain Utility operating companies, System Energy, and Entergy Wholesale Commodities.  Nuclear plant operations involve substantial fixed operating costs.  Consequently, there is pressure on plant owners to operate nuclear power plants at higher capacity factors, though such operations always must be consistent with safety, reliability, and nuclear regulatory requirements. For the Utility operating companies that own nuclear plants, lower nuclear plant capacity factors can increase production costs by requiring the affected companies to generate additional energy, sometimes at higher costs, from

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy their owned or contractually controlled facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs.  For the Entergy Wholesale Commodities nuclear plant, lower capacity factors directly affect revenues and cash flow from operations.

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

Outages at nuclear power plants to replenish fuel require the plant to be “turned off.”  Refueling outages generally are planned to occur once every 18 to 24 months.  Plant maintenance and upgrades are often scheduled during such planned outages, which may extend the planned outage duration beyond that required for only refueling activities.  When refueling outages last longer than anticipated or a plant experiences unplanned outages, capacity factors decrease, and maintenance costs may increase.

Certain of the Utility operating companies and System Energy face risks related to the purchase of uranium fuel (and its conversion, enrichment, and fabrication). These risks could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

Based upon currently planned fuel cycles, Entergy’s nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through 2021 and beyond. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners. While there are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. Market prices for nuclear fuel have been extremely volatile from time to time in the past and may be subject to increased volatility due to the imposition of tariffs, domestic purchase requirements or limitations on importation of uranium or uranium products from foreign countries, or shifting trade arrangements between countries.  Although Entergy’s nuclear fuel contract portfolio provides a degree of hedging against market risks for several years, costs for nuclear fuel in the future cannot be predicted with certainty due to normal inherent market uncertainties, and price changes could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies and System Energy.

Entergy’s ability to assure nuclear fuel supply also depends upon the performance and reliability of conversion, enrichment, and fabrication services providers. These service providers are fewer in number than uranium suppliers. For conversion and enrichment services, Entergy diversifies its supply by supplier and country and may take special measures to ensure a reliable supply of enriched uranium for fabrication into nuclear fuel. For fabrication services, each plant is dependent upon the performance of the fabricator of that plant’s nuclear fuel; therefore, Entergy relies upon additional monitoring, inspection, and oversight of the fabrication process to assure reliability and quality of its nuclear fuel. Certain of the suppliers and service providers are located in or dependent upon foreign countries, such as Russia, and international sanctions or tariffs impacting trade with such countries could further restrict the ability of such suppliers to continue to supply fuel or provide such services at acceptable prices or at all.  The inability of such suppliers or service providers to perform such obligations could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies and System Energy.

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

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

Certain of the Utility operating companies, System Energy, and the Palisades plant owner incur costs for the on-site storage of spent nuclear fuel.  The approval of a license for a national repository for the disposal of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, or any interim storage facility, and the timing of such facility opening, will significantly affect the costs associated with on-site storage of spent nuclear fuel.  For example, while the DOE is required by law to proceed with the licensing of Yucca Mountain and, after the license is granted by the NRC, to construct the repository and commence the receipt of spent fuel, the NRC licensing of the Yucca Mountain repository is effectively at a standstill. These actions are prolonging the time before spent fuel is removed from Entergy’s plant sites.  Because the DOE has not accomplished its objectives, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts, and Entergy has sued the DOE for such breach.  Furthermore, Entergy is uncertain as to when the DOE will commence acceptance of spent fuel from its facilities for storage or disposal.  As a result, continuing future expenditures will be required to increase spent fuel storage capacity at the companies’ nuclear sites and maintenance costs on existing storage facilities, including aging management of fuel storage casks, may increase.  The costs of on-site storage are also affected by regulatory requirements for such storage.  In addition, the availability of a repository or other off-site storage facility for spent nuclear fuel may affect the ability to fully decommission the nuclear units and the costs relating to decommissioning.  For further information regarding spent fuel storage, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs – Spent Fuel Disposal” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy and Note 8 to the financial statements.

Certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities nuclear plant owners may be required to pay substantial retrospective premiums imposed under the Price-Anderson Act and/or from Nuclear Electric Insurance Limited (NEIL) in the event of a nuclear incident, and losses not covered by insurance could have a material effect on Entergy’s and their results of operations, financial condition, or liquidity.

Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere.  As required by the Price-Anderson Act, the Utility operating companies, System Energy, and Entergy Wholesale Commodities carry the maximum available amount of primary nuclear off-site liability insurance with American Nuclear Insurers, which is $450 million for each operating site. Claims for any nuclear incident exceeding that amount are covered under Secondary Financial Protection. The Price-Anderson Act limits each reactor owner’s public liability (off-site) for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool, which is referred to as Secondary Financial Protection, up to approximately $137.6 million per reactor.  With 95 reactors currently participating, this translates to a total public liability cap of approximately $13 billion per incident.  The limit is subject to change to account for the effects of inflation, a

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy change in the primary limit of insurance coverage, and changes in the number of licensed reactors.  As a result, in the event of a nuclear incident that causes damages (off-site) in excess of the primary insurance coverage, each owner of a nuclear plant reactor, including Entergy’s Utility operating companies, System Energy, and the Palisades plant owner, regardless of fault or proximity to the incident, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary insurance level, up to a maximum of approximately $137.6 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $826 million). The retrospective premium payment is currently limited to approximately $21 million per year per incident per reactor until the aggregate public liability for each licensee is paid up to the $137.6 million cap.

NEIL is a utility industry mutual insurance company, owned by its members, including the Utility operating companies, System Energy, and the owners of the Palisades plant. NEIL provides onsite property and decontamination coverage. All member plants could be subject to an annual assessment (retrospective premium of up to 10 times current annual premium for all policies) should the NEIL surplus (reserve) be significantly depleted due to insured losses.  As of December 31, 2021, the maximum annual assessment amounts total approximately $98 million for the Utility plants.  Retrospective premium insurance available through NEIL’s reinsurance treaty can cover the potential assessments and the Palisades plant owner currently maintains the retrospective premium insurance to cover those potential assessments.

As mentioned above, as an owner of nuclear power plants, Entergy participates in industry self-insurance programs and could be liable to fund claims should a plant owned by a different company experience a major event.  Any resulting liability from a nuclear accident may exceed the applicable primary insurance coverage and require contribution of additional funds through the industry-wide program that could significantly affect the results of operations, financial condition, or liquidity of Entergy, certain of the Utility operating companies, System Energy, or the Entergy Wholesale Commodities subsidiaries.

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

Owners of nuclear generating plants have an obligation to decommission those plants.  Certain of the Utility operating companies, System Energy, and the Palisades plant owner maintain decommissioning trust funds for this purpose.  Certain of the Utility operating companies collect funds from their customers, which are deposited into the trusts covering the units operated for or on behalf of those companies.  Those rate collections, as adjusted from time to time by rate regulators, are generally based upon operating license lives and trust fund balances as well as estimated trust fund earnings and decommissioning costs.  Assets in these trust funds are subject to market fluctuations, will yield uncertain returns that may fall below projected return rates, and may result in losses resulting from the recognition of impairments of the value of certain securities held in these trust funds.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy the trust funds to be used to pay for related costs such as the management of spent nuclear fuel that are not included in the NRC’s formula.  The NRC may also require a plan for the provision of separate funding for spent fuel management costs.

Further, federal or state regulatory changes, including mandated increases in decommissioning funding or changes in the methods or standards for decommissioning operations, may also increase the funding requirements of, or accelerate the timing for funding of, the obligations related to the decommissioning of the Utility operating companies, System Energy, or the Palisades plant owner or may restrict the decommissioning-related costs that can be paid from the decommissioning trusts.  Such changes also could result in the need for additional contributions to decommissioning trusts, or the posting of parent guarantees, letters of credit, or other surety mechanisms. As a result, under any of these circumstances, Entergy’s results of operations, liquidity, and financial condition could be materially affected.

An early plant shutdown (either generally or relative to current expectations), poor investment results, or higher than anticipated decommissioning costs (including as a result of changing regulatory requirements) could cause trust fund assets to be insufficient to meet the decommissioning obligations, with the result that the Utility operating companies, System Energy, or the Palisades plant owner may be required to provide significant additional funds or credit support to satisfy regulatory requirements for decommissioning, which, with respect to the Utility operating companies, may not be recoverable from customers in a timely fashion or at all.

For further information regarding nuclear decommissioning costs, management’s decision to exit the merchant power business, the impairment charges that resulted from such decision, and the planned sale of Palisades (which will include the transfer of the associated decommissioning trust), see the “Critical Accounting Estimates - Nuclear Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy, the “Entergy Wholesale Commodities Exit from the Merchant Power Business” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries, and Notes 9 and 14 to the financial statements.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

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

Part I Item 1A and 1B
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

Entergy’s business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms.  At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies and Entergy Wholesale Commodities.  In addition, Entergy’s and the Utility operating companies’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in Entergy’s service territory with Hurricane Katrina and Hurricane Rita in 2005, Hurricane Gustav and Hurricane Ike in 2008, Hurricane Isaac in 2012, Hurricane Laura, Hurricane Delta, and Hurricane Zeta in 2020, and Winter Storm Uri and Hurricane Ida in 2021.  The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel or purchased power costs or storm restoration costs, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, changes in regulation or governmental policy (including tax and trade policy), or other unknown events, could cause the financing needs of Entergy and its subsidiaries to increase.  In addition, accessing the debt capital markets more frequently in these situations may result in an increase in leverage.  Material leverage increases could negatively affect the credit ratings of Entergy and the Utility operating companies, which in turn could negatively affect access to the capital markets.

The inability to raise capital on favorable terms, particularly during times of high interest rates, and uncertainty or reduced liquidity in the capital markets, could negatively affect Entergy and its subsidiaries’ ability to maintain and to expand their businesses.  Access to capital markets could be restricted and/or borrowing costs could be increased due to certain sources of debt and equity capital being unwilling to invest in companies that are impacted by extreme weather events, that rely on fossil fuels or offerings to fund fossil fuel projects, or due to risks related to climate change. Events beyond Entergy’s control (including an increasing interest rate environment) may create uncertainty that could increase its cost of capital or impair its ability to access the capital markets, including the ability to draw on its bank credit facilities.  Entergy and its subsidiaries are unable to predict the degree of success they will have in renewing or replacing their credit facilities as they come up for renewal.  Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities.  If Entergy and its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities and/or bear an unfavorable cost of capital, which, in turn, could impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility and/or limit Entergy Corporation’s ability to sustain its current common stock dividend level.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy below investment grade, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease, and cash or letter of credit collateral demands may be triggered by the terms of a number of commodity contracts, leases, and other agreements.

Most of Entergy Corporation’s and its subsidiaries’ suppliers and counterparties require sufficient creditworthiness to enter into transactions.  If Entergy Corporation’s or its subsidiaries’ ratings decline, particularly below investment grade, or if certain counterparties believe Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas, and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy Corporation or its subsidiaries. At December 31, 2021 based on power prices at that time, Entergy had liquidity exposure of $29 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $8 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2021, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements.

Recent U.S. tax legislation may materially adversely affect Entergy’s financial condition, results of operations, and cash flows.

The Tax Cuts and Jobs Act of 2017 and CARES Act of 2020 significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, and altering the expensing of capital expenditures. The interpretive guidance issued by the IRS and state tax authorities may be inconsistent with Entergy’s own interpretation and the legislation could be subject to amendments, which could lessen or increase certain impacts of the legislation.

The tax rate decrease included in the Tax Cuts and Jobs Act required Entergy to record a regulatory liability for income taxes payable to customers. Such regulatory liability for income taxes is described in Note 3 to the financial statements. Depending on the outcome of IRS examinations or tax positions and elections that Entergy may make, Entergy and the Registrant Subsidiaries may be required to record additional charges or credits to income tax expense.

See Note 3 to the financial statements for discussion of the effects of the Tax Cuts and Jobs Act on 2019, 2020, and 2021 results of operations and financial condition, the provisions of the Tax Cuts and Jobs Act, and the uncertainties associated with accounting for the Tax Cuts and Jobs Act, and Note 2 to the financial statements for discussion of the regulatory proceedings that have considered the effects of the Tax Cuts and Jobs Act.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact Entergy’s, the Utility operating companies’, and System Energy’s results of operations, financial condition, and liquidity.

Entergy and its subsidiaries make judgments regarding the potential tax effects of various transactions and results of operations to estimate their obligations to taxing authorities.  These tax obligations include income, franchise, real estate, sales and use, and employment-related taxes.  These judgments include provisions for potential adverse outcomes regarding tax positions that have been taken.  Entergy and its subsidiaries also estimate their ability to utilize tax benefits, including those in the form of carryforwards for which the benefits have already been reflected in the financial statements.  Changes in federal, state, or local tax laws, adverse tax audit results or adverse tax rulings on positions taken by Entergy and its subsidiaries could negatively affect Entergy’s, the Utility operating companies’, and System Energy’s results of operations, financial condition, and liquidity. For instance, pending federal tax legislation, including the Build Back Better Act or related legislation, could significantly change the U.S. Internal Revenue Code, including the taxation of U.S. corporations, by, among other things, adopting an alternative minimum income tax on a U.S. corporation’s book income. The intended and unintended consequences

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy of this proposed legislation could have a material adverse impact on Entergy’s financial results and future cash flows. For further information regarding Entergy’s income taxes, see Note 3 to the financial statements.

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

Additionally, Entergy and its subsidiaries have pursued and may continue to pursue strategic transactions including merger, acquisition, divestiture, joint venture, restructuring, or other strategic transactions. For example, Entergy has entered into an agreement to sell its equity interests in the subsidiary that owns Palisades and the decommissioned Big Rock Point Nuclear Power Plant after Palisades has been shut down and defueled. Also, a significant portion of Entergy’s utility business plan over the next several years includes the construction and/or purchase of a variety of solar facilities. These or other transactions and plans are or may become subject to regulatory approval and other material conditions or contingencies, including increased costs or delays resulting from supply chain issues. The failure to complete these transactions or plans or any future strategic transaction successfully or on a timely basis could have an adverse effect on Entergy’s or its subsidiaries’ financial condition or results of operations and the market’s perception of Entergy’s ability to execute its strategy. Further, these transactions, and any completed or future strategic transactions, involve substantial risks, including the following:

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

Entergy’s and the Utility operating companies’ ability to complete capital projects, including the construction of power generation facilities, or make other capital improvements, in a timely manner and within budget is contingent upon many variables and subject to substantial risks.  These variables include, but are not limited to, project management expertise, escalating costs for materials, labor, and environmental compliance,

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy reliance on suppliers for timely and satisfactory performance, and pandemic-related delays and cost increases.  Delays in obtaining permits, shortages in materials and qualified labor, levels of public support or opposition, suppliers and contractors not performing as expected or required under their contracts and/or experiencing financial problems that inhibit their ability to fulfill their obligations under contracts, changes in the scope and timing of projects, poor quality initial cost estimates from contractors, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel costs, or materials costs,  downward changes in the economy, changes in law or regulation, including environmental compliance requirements, supply chain delays or disruptions, and other events beyond the control of the Utility operating companies or the Entergy Wholesale Commodities business may occur that may materially affect the schedule, cost, and performance of these projects.  If these projects or other capital improvements are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments, or face increased risk of potential write-off of the investment in the project.  In addition, the Utility operating companies could be exposed to higher costs and market volatility, which could affect cash flow and cost recovery, should their respective regulators decline to approve the construction of the project or new generation needed to meet the reliability needs of customers at the lowest reasonable cost.

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

Entergy relies on a large and changing workforce of team members, including employees, contractors and temporary staffing. Certain factors, such as an aging workforce, mismatching of skill sets, failing to appropriately anticipate future workforce needs, workforce impacts of the COVID-19 pandemic and responsive measures, challenges competing with other employers offering fully remote work options, rising salary and other labor costs, or the unavailability of contract resources may lead to operating challenges and increased costs. The challenges include inability to attract or retain talent, lack of resources, loss of knowledge base, and the time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs, and safety costs, may increase. Failure to hire and adequately train replacement employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate the business, especially considering the workforce needs associated with nuclear generation facilities and new skills required to develop and operate a modernized, technology-enabled, and lower carbon power grid. If Entergy and its subsidiaries are unable to successfully attract, retain, and manage an appropriately qualified workforce, their results of operations, financial position, and cash flows could be negatively affected.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

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

Emissions of nitrogen and sulfur oxides, mercury, particulates, greenhouse gases, and other regulated emissions from generating plants potentially are subject to increased regulation, controls, and mitigation expenses.  In addition, existing environmental regulations and programs promulgated by the EPA often are challenged legally, or are revised or withdrawn by the EPA, sometimes resulting in large-scale changes to anticipated regulatory regimes and the resulting need to shift course, both operationally and economically, depending on the nature of the changes.  Risks relating to global climate change, initiatives to compel greenhouse gas emission reductions, and water availability issues are discussed below.

Entergy and its subsidiaries may not be able to obtain or maintain all required environmental regulatory approvals.  If there is a delay in obtaining any required environmental regulatory approvals, or if Entergy and its subsidiaries fail to obtain, maintain, or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs.  For further information regarding environmental regulation and environmental matters, including Entergy’s response to climate change, see the “Regulation of Entergy’s Business – Environmental Regulation” section of Part I, Item 1.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Weather, economic conditions, technological developments, and other factors may have a material impact on electricity and gas sales and otherwise materially affect the Utility operating companies’ results of operations and system reliability.

Temperatures above normal levels in the summer tend to increase electric cooling demand and revenues, and temperatures below normal levels in the winter tend to increase electric and gas heating demand and revenues.  As a corollary, mild temperatures in either season tend to decrease energy usage and resulting revenues.  Higher consumption levels coupled with seasonal pricing differentials typically cause the Utility operating companies to report higher revenues in the third quarter of the fiscal year than in the other quarters.  Changing weather patterns and extreme weather conditions including hurricanes or tropical storms, flooding events, or ice storms may stress the Utility operating companies’ generation facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on their ability to meet peak customer demand, increased regulatory oversight, criticism or adverse publicity, and reduced customer satisfaction.  These extreme conditions could have a material effect on the Utility operating companies’ financial condition, results of operations, and liquidity.

Entergy’s electricity sales volumes are affected by a number of factors including weather and economic conditions, trends in energy efficiency, new technologies, and self-generation alternatives, including the willingness and ability of large industrial customers to develop co-generation facilities that greatly reduce their grid demand. In addition, changes to regulatory policies, such as those that allow customers to directly access the market to procure wholesale energy, could reduce sales, and other non-traditional procurements, such as virtual purchase power agreements, could limit growth opportunities at the Utility operating companies. Some of these factors are inherently cyclical or temporary in nature, such as the weather or economic conditions, and rarely have a long-lasting effect on Entergy’s operating results.  Others, such as the organic turnover of appliances and lighting and their replacement with more efficient ones, adoption of newer technologies including smart thermostats, new building codes, distributed energy resources, energy storage, demand side management, and rooftop solar are having a more permanent effect by reducing sales growth rates from historical norms. As a result of these emerging efficiencies and technologies, the Utility operating companies may lose customers or experience lower average use per customer in the residential and commercial classes, and continuing advances have the potential to further limit sales growth in the future.

The Utility operating companies also may face competition from other companies offering products and services to Entergy’s customers. Electricity sales to industrial customers, in particular, benefit from steady economic growth and favorable commodity markets; however, industrial sales are sensitive to changes in conditions in the markets in which its customers operate.  Negative changes in any of these or other factors, particularly sustained economic downturns or sluggishness, have the potential to result in slower sales growth or sales declines and increased bad debt expense, which could materially affect Entergy’s and the Utility operating companies’ results of operations, financial condition, and liquidity. The Utility operating companies also may not realize anticipated or expected growth in industrial sales from electrification opportunities to help such customers achieve their environmental and sustainability goals. This could occur because of changes in customers’ goals or business priorities, competition from other companies or decisions by such customers to seek to achieve such goals through methods not offered by Entergy.

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

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

In an effort to address climate change concerns, some federal, state, and local authorities are calling for additional laws and regulations aimed at known or suspected causes of climate change.  For example, the EPA, various environmental interest groups, and other organizations have focused considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  The EPA has promulgated regulations controlling greenhouse gas emissions from certain vehicles, and from new, existing, and significantly modified stationary sources of emissions, including electric generating units. As examples of state action, in the Northeast, the Regional Greenhouse Gas Initiative establishes a cap on CO2 emissions from electric power plants and requires generators to purchase emission permits to cover their CO2 emissions, and a similar program has been developed in California. In Louisiana, the Office of the Governor announced the creation of a Climate Initiatives Task Force and issued an executive order that established a path to net-zero emissions by 2050 while the City Council of New Orleans passed a renewable and clean portfolio standard that sets a goal of net-zero emissions by 2040 and absolute zero emissions by 2050. The impact that continued changes in the governmental response to climate change risk will have on existing and pending environmental laws and regulations related to greenhouse gas emissions currently is unclear.

Developing and implementing plans for compliance with greenhouse gas emissions reduction or clean/renewable energy requirements, or for achieving voluntary climate commitments can lead to additional capital, personnel, and operation and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. The operations of low or non-emitting generating units (such as nuclear units) at lower than expected capacity factors could require increased generation from higher emitting units, thus increasing Entergy’s greenhouse gas emission rate. Moreover, long-term planning to meet environmental requirements can be negatively impacted and costs may increase to the extent laws and regulations change prior to full implementation.  These requirements could, in turn, lead to changes in the planning or operations of balancing authorities or organized markets in areas where the Utility operating companies, System Energy, or Entergy Wholesale Commodities do business. Violations of such requirements may subject Entergy Wholesale Commodities and the Utility operating companies to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  Further, real or perceived violations of environmental regulations, including those related to climate change, or inability to meet voluntary climate commitments, could adversely impact Entergy’s reputation or inhibit Entergy’s ability to pursue its decarbonization objectives. To the extent Entergy believes any of these costs are recoverable in rates, however, additional material rate increases for customers could be resisted by Entergy’s regulators and, in extreme cases, Entergy’s regulators might attempt to deny or defer timely recovery of these costs.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

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

The physical effects of climate change could materially affect the financial condition, results of operations, and liquidity of Entergy, the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business.

Potential physical risks from climate change include an increase in sea level, wind and storm surge damages, more frequent or intense hurricanes and wildfires, wetland and barrier island erosion, risks of flooding and changes in weather conditions, (such as increases in precipitation, drought, or changes in average temperatures), and potential increased impacts of extreme weather conditions or storms.  Entergy subsidiaries own assets in, and serve, communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands.  A significant portion of the nation’s oil and gas infrastructure is located in these areas and susceptible to storm damage that could be aggravated by the physical impacts of climate change, which could give rise to fuel supply interruptions and price spikes. Entergy and its subsidiaries also face the risk that climate change could impact the availability and quality of water supplies necessary for operations.

These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and transmission and distribution systems resulting in increased maintenance and capital costs (and potential increased financing needs), limits on the Entergy System’s ability to meet peak customer demand, more frequent and longer lasting outages, increased regulatory oversight, criticism or adverse publicity, and lower customer satisfaction.  Also, to the extent that climate change adversely impacts the economic health of a region or results in energy conservation or demand side management programs, it may adversely impact customer demand and revenues.  Such physical or operational risks could have a material effect on Entergy’s, Entergy Wholesale Commodities’, System Energy’s, and the Utility operating companies’ financial condition, results of operations, and liquidity.

Due in part to the recent increase in frequency and intensity of major storm activity along the Gulf Coast, Entergy is developing plans to accelerate investments that would enhance the resilience of the electric systems of the Utility operating companies to enable them to better withstand major storms or other adverse weather events, to enable more rapid restoration of electricity after major storm or other adverse events, and to deliver electricity to critical customers more immediately after such events. The need for this investment and these expenditures could give rise to liquidity, capital or other financing-related risks as well as result in upward pressure on the retail rates of the Utility operating companies, which, particularly when combined with upward pressure resulting from the recovery of the costs of recent and future storms, may result in adverse actions by the Utility operating companies’ retail regulators or effectively limit the ability to make other planned capital or other investments.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

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

To manage near-term and medium-term financial exposure related to commodity price fluctuations, Entergy and its subsidiaries, including the Utility operating companies and the Entergy Wholesale Commodities business, may enter into contracts to hedge portions of their purchase and sale commitments, fuel requirements, and inventories of natural gas, uranium and its conversion and enrichment, coal, refined products, and other commodities, within established risk management guidelines.  As part of this strategy, Entergy and its subsidiaries may utilize fixed- and variable-price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges.  However, Entergy and its subsidiaries normally cover only a portion of the exposure of their assets and positions to market price volatility, and the coverage will vary over time.  In addition, Entergy also elects to leave certain volumes during certain years unhedged.  To the extent Entergy and its subsidiaries have unhedged positions, fluctuating commodity prices can materially affect Entergy’s and its subsidiaries’ results of operations and financial position.

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

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy and its subsidiaries and related entities are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, asbestos, hazardous material and ratepayer matters, and injuries and damages issues, among other matters.  The states in which the Utility operating companies operate have proven to be unusually litigious environments.  Judges and juries in these states have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases.  Entergy and its subsidiaries use legal and appropriate means to contest litigation threatened or filed against them, but the litigation environment in these states poses a significant business risk.

Terrorist attacks, cyber attacks, system failures or data breaches of Entergy’s and its subsidiaries’ or our suppliers’ technology systems may adversely affect Entergy’s results of operations.

Entergy and its subsidiaries operate in a business that requires evolving information technology systems that include sophisticated data collection, processing systems, software, network infrastructure, and other technologies that are becoming more complex and may be subject to mandatory and prescriptive reliability and security standards. The functionality of Entergy’s technology systems depends on its own and its suppliers’ and their contractors’ technology. Suppliers’ and their contractors’ technology systems to which Entergy is connected directly or indirectly support a variety of business processes and activities to store sensitive data, including (i) intellectual property, (ii) proprietary business information, (iii) personally identifiable information of customers and employees, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply-chain activities. Any significant failure or malfunction of such information technology systems could result in loss of or inappropriate access to data or disruptions of operations.

There have been attacks and threats of attacks on energy infrastructure by cyber actors, including those associated with foreign governments. As an operator of critical infrastructure, Entergy and its subsidiaries face a heightened risk of an act or threat of terrorism, cyber-attacks, including ransomware attacks, and data breaches, whether as a direct or indirect act against one of Entergy’s generation, transmission or distribution facilities, operations centers, infrastructure, or information technology systems used to manage, monitor, and transport power to customers and perform day-to-day business functions as well as against the systems of critical suppliers and

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy contractors. Further, attacks may become more frequent in the future as technology becomes more prevalent in energy infrastructure. An actual act could affect Entergy’s ability to operate, including its ability to operate the information technology systems and network infrastructure on which it relies to conduct business.

Given the rapid technological advancements of existing and emerging threats, Entergy’s technology systems remain inherently vulnerable despite implementations and enhancements of the multiple layers of security and controls. If Entergy’s or its subsidiaries’ technology systems, or those of critical suppliers or contractors, were compromised and unable to detect or recover in a timely fashion to a normal state of operations, Entergy or its subsidiaries could be unable to perform critical business functions that are essential to the company’s well-being and could result in a loss of or inappropriate access to its confidential, sensitive, and proprietary information, including personal information of its customers, employees, suppliers, and others in Entergy’s care.

Any such attacks, failures, or data breaches could have a material effect on Entergy’s and the Utility operating companies’ business, financial condition, results of operations or reputation. Although Entergy and the Utility operating companies purchase insurance coverage for cyber-attacks or data breaches, such insurance may not be adequate to cover all losses that might arise in connection with these events. Such events may also expose Entergy to an increased risk of litigation (and associated damages and fines).

Significant increases in commodity prices, other materials and supplies, and operation and maintenance expenses may adversely affect Entergy's results of operations, financial condition, and liquidity.

Entergy and its subsidiaries have observed and expect future inflationary pressures related to commodity prices, other materials and supplies, and operation and maintenance expenses, including in the areas of labor, health care, and pension costs. The contracts for the construction of certain of the Utility operating companies’ generation facilities also have included, and in the future may include, price adjustment provisions that, subject to certain limitations, may enable the contractor to increase the contract price to reflect increases in certain costs of constructing the facility. These inflationary pressures could impact the ability of Entergy and its subsidiaries to control costs and/or make substantial investments in its businesses, including their ability to recover costs and investments, and to earn their allowed return on equity within frameworks established by their regulators while maintaining affordability of their services for its customers. Increases in commodity prices, other materials and supplies, and operation and maintenance expenses, including increasing labor costs and costs and funding requirements associated with Entergy's defined benefit retirement plans, health care plans, and other employee benefits, could increase their financing needs and otherwise adversely affect their results of operations, financial condition, and liquidity.

(Entergy New Orleans)

The effect of higher purchased gas cost charges to customers taking gas service may adversely affect Entergy New Orleans’s results of operations and liquidity.

Gas rates charged to retail gas customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy New Orleans, and distribution charges, which provide a return or profit to the utility.  Distribution charges recover fixed costs on a volumetric basis and, thus, are affected by the amount of gas sold to customers.  When purchased gas cost charges increase due to higher gas procurement costs, customer usage may decrease, especially in weaker economic times, resulting in lower distribution charges for Entergy New Orleans, which, given its relatively smaller size, could adversely affect results of operations. Purchased gas cost charges, which comprise most of a customer’s bill and may be adjusted monthly, represent gas commodity costs that Entergy New Orleans recovers from its customers.  Entergy New Orleans’s cash flows can be affected by differences between the time period when gas is purchased and the time when ultimate recovery from customers occurs.

Part I Item 1A and 1B
Entergy Corporation, Utility operating companies, and System Energy

(Entergy Corporation and System Energy)

System Energy owns and, through an affiliate, operates a single nuclear generating facility, and it is dependent on sales to affiliated companies for all of its revenues. Certain contractual arrangements relating to System Energy, the affiliated companies, and these revenues are the subject of ongoing litigation and regulatory proceedings.

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  Charges under the Unit Power Sales Agreement are paid by the Utility operating companies as consideration for their respective entitlements to receive capacity and energy.  The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which currently expires in November 2044. System Energy’s financial condition depends both on the receipt of payments from the Utility operating companies under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf. The Unit Power Sales Agreement is currently the subject of several litigation proceedings at the FERC, including a challenge with respect to System Energy’s uncertain tax positions, sale leaseback arrangement, authorized return on equity and capital structure, a broader investigation of rates under the Unit Power Sales Agreement, and a prudence complaint challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period. The claims in these proceedings include claims for refunds and claims for rate adjustments; the aggregate amount of refunds claimed in these proceedings substantially exceeds the net book value of System Energy. Entergy cannot predict the outcome of any of these proceedings, and an adverse outcome in any of them could have a material adverse effect on Entergy’s or System Energy’s results of operations, financial condition, or liquidity. See Note 2 to the financial statements for further discussion of the proceedings. The Utility operating companies have agreed to implement certain protocols for providing retail regulators with information regarding rates billed under the Unit Power Sales Agreement.

For information regarding the Unit Power Sales Agreement, the sale and leaseback transactions and certain other agreements relating to the Entergy System companies’ support of System Energy, see Notes 5 and 8 to the financial statements and the “Utility - System Energy and Related Agreements” section of Part I, Item 1.

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

Item 1B. Unresolved Staff Comments

None.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2021 Compared to 2020

Net Income

Net income increased $53.3 million primarily due to higher volume/weather and higher retail electric price, partially offset by a higher effective income tax rate, higher depreciation and amortization expenses, and higher other operation and maintenance expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2021 to 2020:

Amount
(In Millions)
2020 operating revenues	$2,084.5
Fuel, rider, and other revenues that do not significantly affect net income	170.5
Volume/weather	46.4
Retail electric price	37.2
2021 operating revenues	$2,338.6

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase of 1,531 GWh, or 7%, in billed electricity usage, including an increase in industrial usage and the effect of more favorable weather on residential and commercial sales. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the metals industry.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective May 2021. See Note 2 to the financial statements for further discussion of the 2020 formula rate plan filing.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Billed electric energy sales for Entergy Arkansas for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	8,054	7,584	6
Commercial	5,492	5,356	3
Industrial	8,509	7,586	12
Governmental	225	223	1
Total retail	22,280	20,749	7
Sales for resale:
Associated companies	2,254	1,659	36
Non-associated companies	6,151	4,198	47
Total	30,685	26,606	15

See Note 19 to the financial statements for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $13.5 million in compensation and benefits costs in 2021 primarily due to higher incentive-based compensation accruals in 2021 as compared to prior year, lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs;
•lower nuclear insurance refunds of $5.8 million;
•an increase of $5.8 million primarily due to an increase in contract costs related to customer solutions and sustainability initiatives, including customer service center support and enhanced customer billing;
•an increase of $3.6 million in distribution operations expenses primarily due to higher reliability costs; and
•an increase of $3.2 million as a result of the amount of transmission costs allocated by MISO.

The increase was partially offset by:

•a decrease of $6.9 million in nuclear generation expenses primarily due to lower nuclear labor costs, including contract labor, and a lower scope of work performed in 2021 as compared to 2020;
•a decrease of $5.9 million in meter reading expenses as a result of the deployment of advanced metering systems;
•a decrease of $4.6 million in energy efficiency expenses due to the timing of recovery from customers; and
•a decrease of $3.4 million in vegetation maintenance costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes:

•regulatory credits of $46.6 million, recorded in 2020, to reflect the amortization of the 2018 historical year netting adjustment reflected in the 2019 formula rate plan proceeding. See Note 2 to the financial statements for discussion of the 2019 formula rate plan proceeding;

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•regulatory charges of $43.5 million, recorded in the fourth quarter 2020, to reflect the 2019 historical year netting adjustment included in the APSC’s December 2020 order in the 2020 formula rate plan proceeding. See Note 2 to the financial statements for discussion of the 2020 formula rate plan proceeding; and
•the reversal in 2021 of the remaining $38.8 million regulatory liability for the 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding.

In addition, Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation related costs collected in revenue.

Other income increased primarily due to changes in decommissioning trust fund investment activity, including portfolio rebalancing for the ANO 1 and ANO 2 decommissioning trust funds in 2021.

Noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Searcy Solar facility under HLBV accounting. Entergy Arkansas has recorded a regulatory charge of $18.1 million in 2021 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements for discussion of the HLBV method of accounting.

The effective income tax rates were 20.1% for 2021 and 16.3% for 2020. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Arkansas’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for discussion of results of operations for 2020 compared to 2019.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$192,128	$3,519	$119

Net cash provided by (used in):
Operating activities	549,216	659,818	677,766
Investing activities	(898,193)	(795,709)	(676,293)
Financing activities	169,764	324,500	1,927
Net increase (decrease) in cash and cash equivalents	(179,213)	188,609	3,400

Cash and cash equivalents at end of period	$12,915	$192,128	$3,519

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2021 Compared to 2020

Operating Activities

Net cash flow provided by operating activities decreased $110.6 million in 2021 primarily due to:

•increased fuel costs and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery;
•$25 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation; and
•an increase in spending of $18.1 million on nuclear refueling outages in 2021.

The decrease was partially offset by higher collections from customers.

Investing Activities

Net cash flow used in investing activities increased $102.5 million in 2021 primarily due to:

•the purchase of the Searcy Solar facility by the tax equity partnership in December 2021 for approximately $131.8 million. See Note 14 to the financial statements for further discussion of the Searcy Solar facility purchase;
•an increase of $62.6 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2021 as compared to 2020; and
•$55 million in proceeds received from the DOE in 2020 resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

The increase was partially offset by:

•a decrease of $53.0 million in transmission construction expenditures primarily due to a lower scope of work on projects performed in 2021 as compared to 2020 and lower capital expenditures for storm restoration in 2021;
•a decrease of $32.8 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration and lower spending on advanced meter infrastructure in 2021, partially offset by a higher scope of work performed in 2021 as compared to 2020;
•a decrease of $20.9 million in decommissioning trust fund investment activity; and
•a decrease of $20.1 million in information technology construction expenditures primarily due to decreased spending on various technology projects, including advanced metering infrastructure.

Financing Activities

Net cash flow provided by financing activities decreased $154.7 million in 2021 primarily due to:

•the issuances of $100 million of 4.00% Series mortgage bonds in March 2020 and $675 million of 2.65% Series mortgage bonds in September 2020;
•the repayment, at maturity, of $350 million of 3.75% Series mortgage bonds due February 2021; and
•the repayment, at maturity, of $45 million of 2.375% Series governmental bonds due January 2021.

The decrease was partially offset by:

•the issuance of $400 million of 3.35% Series mortgage bonds in March 2021;

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•the repayment in October 2020 of $200 million of 4.90% Series mortgage bonds due December 2052;
•money pool activity;
•the repayment in October 2020 of $125 million of 4.75% Series mortgage bonds due June 2063;
•capital contributions of $51.2 million received in 2021 from the noncontrolling tax equity investor in AR Searcy Partnership, LLC and used by the partnership to acquire the Searcy Solar facility. See Note 14 to the financial statements for discussion of the Searcy Solar facility purchase;
•a decrease of $45 million in common equity distributions in 2021 in order to maintain Entergy Arkansas’s capital structure; and
•higher prepaid deposits of $36 million related to contributions-in-aid-of-construction generation interconnection agreements in 2021 as compared to 2020.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $139.9 million in 2021 compared to decreasing by $21.6 million in 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 5 to the financial statements for further details of long-term debt.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Arkansas’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for discussion of operating, investing, and financing cash flow activities for 2020 compared to 2019.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to an increase in equity resulting from retained earnings in 2021.

	December 31, 2021	December 31, 2020
Debt to capital	52.6%	54.8%
Effect of subtracting cash	—%	(1.2%)
Net debt to net capital	52.6%	53.6%

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

financed entirely with debt and reducing distributions, Entergy Arkansas may receive equity contributions to maintain its capital structure.

Uses of Capital

Entergy Arkansas requires capital resources for:

•construction and other capital investments;
•debt maturities or retirements;
•working capital purposes, including the financing of fuel and purchased power costs; and
•distribution and interest payments.

Following are the amounts of Entergy Arkansas’s planned construction and other capital investments.

	2022	2023	2024
	(In Millions)
Planned construction and capital investment:
Generation	$285	$440	$320
Transmission	80	135	225
Distribution	270	310	490
Utility Support	125	95	65
Total	$760	$980	$1,100

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Arkansas includes generation projects to modernize, decarbonize, and diversify Entergy Arkansas’s portfolio, such as the Walnut Bend Solar Facility and the West Memphis Solar Facility; investments in ANO 1 and 2; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Following are the amounts of Entergy Arkansas’s existing debt and lease obligations (includes estimated interest payments).

	2022	2023	2024	2025-2026	After 2026
	(In Millions)
Long-term debt (a)	$138	$423	$501	$904	$4,771
Operating leases (b)	$14	$13	$11	$17	$6
Finance leases (b)	$3	$3	$3	$4	$2

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Arkansas currently expects to contribute approximately $40.8 million to its qualified pension plans and approximately $517 thousand to its other postretirement health care and life insurance plans in 2022, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022.  See “Critical Accounting Estimates – Qualified Pension and

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Entergy Arkansas has $415.9 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition, Entergy Arkansas enters into fuel and purchased power agreements that contain minimum purchase obligations. Entergy Arkansas has rate mechanisms in place to recover fuel, purchased power, and associated costs incurred under these purchase obligations. See Note 8 to the financial statements for discussion of Entergy Arkansas’s obligations under the Unit Power Sales Agreement.

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy Arkansas pays distributions from its earnings at a percentage determined monthly.

Renewables

Walnut Bend Solar Facility

In October 2020, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 100 MW Walnut Bend Solar Facility is in the public interest. Entergy Arkansas primarily requested cost recovery through the formula rate plan rider. In July 2021 the APSC granted Entergy Arkansas’s petition and approved the acquisition of the resource and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In January 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained. Entergy Arkansas views the progress of the outreach to potential tax equity investors and the current status of the discussions as consistent with its expectations for the timeline for achieving a tax equity partnership. Closing was expected to occur in 2022. The counter-party has notified Entergy Arkansas that it is seeking changes to certain terms of the build-own-transfer agreement, including both cost and schedule. Negotiations are ongoing, but at this time the project is not expected to achieve commercial operation in 2022.

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
•the Entergy System money pool;
•debt or preferred membership interest issuances, including debt issuances to refund or retire currently outstanding or maturing indebtedness;
•capital contributions; and
•bank financing under new or existing facilities.

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future. In addition to the financings necessary to meet capital requirements and contractual obligations, Entergy Arkansas expects to continue, when economically feasible, to retire higher-cost debt and replace it with lower-cost debt if market conditions permit.

All debt and common and preferred membership interest issuances by Entergy Arkansas require prior regulatory approval.  Debt issuances are also subject to issuance tests set forth in Entergy Arkansas’s bond indenture and other agreements.  Entergy Arkansas has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2021	2020	2019	2018
(In Thousands)
($139,904)	$3,110	($21,634)	($182,738)

See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in June 2026. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2022.  The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of December 31, 2021, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2021, $8.5 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements for further discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2024.  As of December 31, 2021, $4.8 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements for further discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas obtained authorization from the FERC through October 2023 for short-term borrowings not to exceed an aggregate amount of $250 million at any time outstanding and borrowings by its nuclear fuel company variable interest entity. See Note 4 to the financial statements for further discussion of Entergy Arkansas’s short-term borrowing limits. The long-term securities issuances of Entergy Arkansas are limited to amounts authorized by the FERC. The APSC has concurrent jurisdiction over Entergy Arkansas’s first mortgage bond/secured issuances. Entergy Arkansas has obtained long-term financing authorization from the FERC that extends through October 2023. Entergy Arkansas has obtained first mortgage bond/secured financing authorization from the APSC that extends through December 2022.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

2020 Formula Rate Plan Filing

In July 2020, Entergy Arkansas filed with the APSC its 2020 formula rate plan filing to set its formula rate for the 2021 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2021, as amended through subsequent filings in the proceeding, and a netting adjustment for the historical year 2019. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2021 projected year is 8.22% resulting in a revenue deficiency of $64.3 million. The earned rate of return on common equity for the 2019 historical year was 9.07% resulting in a $23.9 million netting adjustment. The total proposed revenue change for the 2021 projected year and 2019 historical year netting adjustment was $88.2 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase was limited to $74.3 million. As part of the formula rate plan tariff the calculation for the revenue constraint was updated based on actual revenues which had the effect of reducing the initially-proposed $74.3 million revenue requirement increase to $72.6 million. In October 2020, Entergy Arkansas filed with the APSC a unanimous settlement agreement reached with the other parties that resolved all but one issue. As a result of the settlement agreement, Entergy Arkansas’s requested revenue increase was $68.4 million, including a $44.5 million increase for the projected 2021 year and a $23.9 million netting adjustment. The remaining issue litigated concerned the methodology used to calculate the netting adjustment within the formula rate plan. In December 2020 the APSC issued an order rejecting the netting adjustment method used by Entergy Arkansas. Applying the approach ordered by the APSC changed the netting adjustment for the 2019 historical year from a $23.9 million deficiency to $43.5 million excess. Overall, the decision reduced Entergy Arkansas’s revenue adjustment for 2021 to $1 million. In December 2020, Entergy Arkansas filed a petition for rehearing of the APSC’s decision in the 2020 formula rate plan proceeding regarding the 2019 netting adjustment, and in January 2021 the APSC granted further consideration of Entergy Arkansas’s petition. Based on the progress of the proceeding at that point, in December 2020, Entergy Arkansas recorded a regulatory liability of $43.5 million to reflect the netting adjustment for 2019, as included in the APSC’s December 2020 order, which would be returned to customers in 2021. Entergy Arkansas also requested an extension of the formula rate plan rider for a second five-

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

year term. In March 2021 the Arkansas Governor signed HB1662 into law (Act 404). Act 404 clarified aspects of the original formula rate plan legislation enacted in 2015, including with respect to the extension of a formula rate plan, the methodology for the netting adjustment, and debt and equity levels; it also reaffirmed the customer protections of the original formula rate plan legislation, including the cap on annual formula rate plan rate changes. Pursuant to Act 404, Entergy Arkansas’s formula rate plan rider was extended for a second five-year term. Entergy Arkansas filed a compliance tariff in its formula rate plan docket in April 2021 to effectuate the netting provisions of Act 404, which reflected a net change in required formula rate plan rider revenue of $39.8 million, effective with the first billing cycle of May 2021. In April 2021 the APSC issued an order approving the compliance tariff and recognizing the formula rate plan extension. Also in April 2021, Entergy Arkansas filed for approval of modifications to the formula rate plan tariff incorporating the provisions in Act 404, and the APSC approved the tariff modifications in April 2021. Given the APSC general staff’s support for the expedited approval of these filings by the APSC, Entergy Arkansas supported an amendment to Act 404 to achieve a reduced return on equity from 9.75% to 9.65% to apply for years applicable to the extension term; that amendment was signed by the Arkansas Governor in April 2021 and is now Act 894. Based on the APSC’s order issued in April 2021, in the first quarter 2021, Entergy Arkansas reversed the remaining regulatory liability for the netting adjustment for 2019. In June 2021, Entergy Arkansas filed another compliance tariff in its formula rate plan proceeding to effectuate the additional provisions of Act 894, and the APSC approved the second compliance tariff filing in July 2021.

2021 Formula Rate Plan Filing

In July 2021, Entergy Arkansas filed with the APSC its 2021 formula rate plan filing to set its formula rate for the 2022 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2022 and a netting adjustment for the historical year 2020. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2022 projected year is 7.65% resulting in a revenue deficiency of $89.2 million. The earned rate of return on common equity for the 2020 historical year was 7.92% resulting in a $19.4 million netting adjustment. The total proposed revenue change for the 2022 projected year and 2020 historical year netting adjustment is $108.7 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase is limited to $72.4 million. In October 2021, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding. As a result of the settlement agreement, the total proposed revenue change is $82.2 million, including a $62.8 million increase for the projected 2022 year and a $19.4 million netting adjustment. Because Entergy Arkansas’s revenue requirement exceeded the constraint, the resulting increase is limited to $72.1 million. In December 2021 the APSC approved the settlement as being in the public interest and approved Entergy Arkansas’s compliance tariff effective with the first billing cycle of January 2022.

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

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its upcoming energy cost rate redetermination filing that was made in March 2014. In that motion, Entergy Arkansas requested that the APSC

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

authorize Entergy Arkansas to exclude from the redetermination of its 2014 energy cost rate $65.9 million of incremental fuel and replacement energy costs incurred in 2013 as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information was available regarding various claims associated with the ANO stator incident. In February 2014 the APSC approved Entergy Arkansas’s request to retain that amount in its deferred fuel balance. In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that proceeding, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a regulatory proceeding for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs previously noted, subject to certain timelines and conditions set forth in the settlement agreement. In October 2021 the APSC approved Entergy Arkansas’s second request to extend the deadline for initiating a regulatory proceeding for the purpose of recovering funds related to the stator incident for twelve additional months, or until December 1, 2022. See the “ANO Damage, Outage, and NRC Reviews” section in Note 8 to the financial statements for further discussion of the ANO stator incident.

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

In March 2018, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01547 per kWh to $0.01882 per kWh. The Arkansas Attorney General filed a response to Entergy Arkansas’s annual redetermination filing requesting that the APSC suspend the proposed tariff to investigate the amount of the redetermination or, alternatively, to allow recovery subject to refund. Among the reasons the Attorney General cited for suspension were questions pertaining to how Entergy Arkansas forecasted sales and potential implications of the Tax Cuts and Jobs Act. Entergy Arkansas replied to the Attorney General’s filing and stated that, to the extent there are questions pertaining to its load forecasting or the operation of the energy cost recovery rider, those issues exceed the scope of the instant rate redetermination. Entergy Arkansas also stated that potential effects of the Tax Cuts and Jobs Act are appropriately considered in the APSC’s separate proceeding regarding potential implications of the tax law. The APSC general staff filed a reply to the Attorney General’s filing and agreed that Entergy Arkansas’s filing complied with the terms of the energy cost recovery rider. The redetermined rate became effective with the first billing cycle of April 2018. Subsequently in April 2018 the APSC issued an order declining to suspend Entergy Arkansas’s energy cost recovery rider rate and declining to require further investigation at that time of the issues suggested by the Attorney General in the proceeding. Following a period of discovery, the Attorney General filed a supplemental response in October 2018 raising new issues with Entergy Arkansas’s March 2018 rate redetermination and asserting that $45.7 million of the increase should be collected subject to refund pending further investigation. Entergy Arkansas filed to dismiss the Attorney General’s supplemental response, the APSC general staff filed a motion to strike the Attorney General’s filing, and the Attorney General filed a supplemental response disputing Entergy Arkansas and the APSC staff’s filing. Applicable APSC rules and processes authorize its general staff to initiate periodic audits of Entergy Arkansas’s energy cost recovery rider. In late-2018 the APSC general staff notified Entergy Arkansas it has initiated an audit of the 2017 fuel costs. The time in which the audit will be complete is uncertain at this time.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Arkansas, LLC and Subsidiaries
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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In February 2019 the LPSC filed a new complaint relating to two issues that were raised in the opportunity sales proceeding, but that, in its October 2018 order, the FERC held were outside the scope of the proceeding. In March 2019, Entergy Services filed an answer and motion to dismiss the new complaint. In November 2019 the FERC issued an order denying the LPSC’s complaint. The order concluded that the settlement agreement approved by the FERC in December 2015 terminating the System Agreement barred the LPSC’s new complaint. In December 2019 the LPSC requested rehearing of the FERC’s November 2019 order, and in July 2020 the FERC issued an order dismissing the LPSC’s request for rehearing. In September 2020 the LPSC appealed to the D.C. Circuit the FERC’s orders dismissing the new opportunity sales complaint. In November 2020 the D.C. Circuit issued an order establishing that briefing will occur in January 2021 through April 2021. Oral argument was held in September 2021. In December 2021 the D.C. Circuit denied the LPSC’s Petition for Review of the new opportunity sales complaint. The opportunity sales cases are complete at FERC and at the D.C. Circuit and no additional refund amounts are owed by Entergy Arkansas.

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

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Net Metering Legislation

An Arkansas law was enacted effective July 2019 that, among other things, expands the definition of a “net metering customer” to include two additional types of customers: (1) customers that lease net metering facilities, subject to certain leasing arrangements, and (2) government entities or other entities exempt from state and federal income taxes that enter into a service contract for a net metering facility. The latter provision allows eligible entities, many of whom are small and large general service customers, to purchase renewable energy directly from third party providers and receive bill credits for these purchases. The APSC was given authority under this law to address certain matters, such as cost shifting and the appropriate compensation for net metered energy and initiated proceedings for this purpose. Because of the size and number of customers eligible under this new law, there is a risk of loss of load and the shifting of costs to customers. A hearing was held in December 2019, with utilities, cooperatives, the Arkansas Attorney General, industrial customers, and Entergy Arkansas advocating the need for establishment of a reasonable rate structure that takes into account impacts to non-net metering customers; an additional hearing was conducted in February 2020 for purposes of public comment only. The APSC issued an order in June 2020, and in July 2020 several parties, including Entergy Arkansas, filed for rehearing on multiple grounds, including for the reasons that it imposes an unreasonable rate structure and allows facilities to net meter that do not meet the statutory definition of net metering facilities. After granting the rehearing requests, the APSC issued an order in September 2020 largely upholding its June 2020 order. In October 2020, Entergy Arkansas and

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

several other parties filed an appeal of the APSC’s September 2020 order. In January 2021, Entergy Arkansas, pursuant to an APSC order, filed an updated net metering tariff, which was approved in February 2021. In May 2021, Entergy Arkansas filed a motion to dismiss its pending judicial appeal of the APSC’s September 2020 order on rehearing in the proceeding addressing its net metering rules. In June 2021 the Arkansas Court of Appeals granted the motion and dismissed Entergy Arkansas’s appeal, although other appeals of the September 2020 APSC order remain pending with that court.

Separately, as directed by the APSC general staff, the APSC opened a proceeding to compel utilities to amend their net metering tariffs to incorporate the provisions of the legislation that the APSC general staff considered “black letter law.” Entergy Arkansas, the Arkansas Attorney General, and other intervenors opposed this directive pending the development of the rules for implementation that are being considered in the separate net metering rulemaking docket. Nevertheless, reserving its rights, Entergy Arkansas has complied with the directive to amend its tariffs. Asserting procedural and due process violations, in January 2020, Entergy Arkansas and the Arkansas Attorney General separately appealed certain APSC orders in the proceeding. In December 2021 the Arkansas Court of Appeals dismissed the appeal on procedural grounds and without prejudice.

Since the enactment of the net metering legislation, the APSC has approved numerous applications allowing Entergy Arkansas customers to enter into purchase power agreements with third parties and to utilize these purchase power agreements to offset power usage by Entergy Arkansas, despite the lack of proximity between the purchase power agreement and the end-use customer. The APSC also has allowed the aggregation of accounts by net metering customers. These decisions by the APSC have created subsidies in favor of eligible net metering customers to the detriment of non-participating customers. The level of this subsidy continues to grow as additional net metering applications are approved by the APSC.

Green Promise Renewable Tariff

In July 2021, Entergy Arkansas filed a proposed green tariff designed to help participating customers meet their renewable and sustainability goals and to enhance economic development efforts in Arkansas. The total proposed amount of solar capacity currently designated to be available under this tariff is up to 200 MW. In September and October 2021 the APSC general staff and two net-metering solar developer intervenors filed responses indicating opposition to the tariff as proposed. The tariff is supported by certain commercial and industrial customers that have indicated an interest in subscribing to the tariff. In October 2021, Entergy Arkansas, Walmart, and industrial customers filed a non-unanimous settlement agreement supporting that the tariff should be approved as filed by Entergy Arkansas; the Arkansas Attorney General stated it does not oppose the settlement. In January 2022 the APSC general staff filed in opposition to the non-unanimous settlement agreement, and one of the net-metering solar developer intervenors withdrew from the proceeding. In January 2022 the parties agreed to a paper hearing with written responses to the APSC’s questions being filed in February and March 2022. An APSC decision is expected in second quarter 2022.

COVID-19 Orders

In April 2020, in light of the COVID-19 pandemic, the APSC issued an order requiring utilities, to the extent they had not already done so, to suspend service disconnections during the remaining pendency of the Arkansas Governor’s emergency declaration or until the APSC rescinds the directive. The order also authorized utilities to establish a regulatory asset to record costs resulting from the suspension of service disconnections, directed that in future proceedings the APSC will consider whether the request for recovery of these regulatory assets is reasonable and necessary, and required utilities to track and report the costs and any savings directly attributable to suspension of disconnects. In May 2020 the APSC approved Entergy Arkansas expanding deferred payment agreements to assist customers during the COVID-19 pandemic. Quarterly reporting began in August 2020 and the APSC ordered additional reporting in October 2020 regarding utilities’ transitional plans for ending the moratorium on service disconnects. In March 2021 the APSC issued an order confirming the lifting of the moratorium on service disconnects effective in May 2021. In August 2021 the APSC general staff filed a report

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

recommending that utilities with a formula rate plan discontinue capturing any additional direct costs and savings as a regulatory asset and seek cost recovery through the formula rate plan. The APSC general staff further recommended that uncollectible amounts should be determined as of the end of its write-off period, approximately December 2021, and recovered in the next formula rate plan filing over one year. In November 2021 the APSC found the APSC general staff’s recommendation to be premature and asked utilities to report on the continued need for a regulatory asset. Entergy Arkansas reported a continued need for a regulatory asset due to a variety of factors including the unusually long terms of the customer delayed payment agreements. As of December 31, 2021, Entergy Arkansas had a regulatory asset of $32.6 million for costs associated with the COVID-19 pandemic.

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

Entergy Arkansas, LLC and Subsidiaries
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

Qualified Pension and Other Postretirement Benefits

Entergy Arkansas’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.   See “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Costs and Sensitivities

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2022 Qualified Pension Cost	Impact on 2021 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$1,876	$42,262
Rate of return on plan assets	(0.25%)	$2,851	$—
Rate of increase in compensation	0.25%	$1,908	$8,509

Entergy Arkansas, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2022 Postretirement Benefit Cost	Impact on 2021 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$171	$6,791
Health care cost trend	0.25%	$282	$4,789

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Arkansas in 2021 was $92.9 million, including $37.7 million in settlement costs.  Entergy Arkansas anticipates 2022 qualified pension cost to be $41.4 million. Entergy Arkansas contributed $66.6 million to its qualified pension plans in 2021 and estimates pension contributions will be approximately $40.8 million in 2022, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022.

Total other postretirement health care and life insurance benefit income for Entergy Arkansas in 2021 was $11.1 million.  Entergy Arkansas expects 2022 postretirement health care and life insurance benefit income of approximately $5.7 million.  In 2021, Entergy Arkansas’ contributions (that is, contributions to the external trusts plus claims payments) were offset by trust claims reimbursements, resulting in a net reimbursement of $767 thousand. Entergy Arkansas estimates that 2022 contributions will be approximately $517 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Arkansas, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Arkansas, LLC and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, cash flows and changes in member’s equity (pages 324 through 328 and applicable items in pages 49 through 233), for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
•    We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•    We read relevant regulatory orders issued by the APSC and the FERC for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the APSC’s and the FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
•    For regulatory matters in process, including the Opportunity Sales Proceeding, we inspected the Company’s filings with the APSC and the FERC, including the annual formula rate plan filing, and considered the filings with the APSC and the FERC by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•    We obtained an analysis from management and support from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order, including the Opportunity Sales Proceeding, to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2022
We have served as the Company’s auditor since 2001.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)

OPERATING REVENUES
Electric	$2,338,590	$2,084,494	$2,259,594

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	347,166	271,896	458,907
Purchased power	280,504	187,690	204,640
Nuclear refueling outage expenses	51,141	55,737	68,769
Other operation and maintenance	687,418	669,518	720,217
Decommissioning	77,696	73,319	68,030
Taxes other than income taxes	127,249	121,057	115,869
Depreciation and amortization	361,479	338,029	307,351
Other regulatory charges (credits) - net	(31,501)	(35,310)	(11,186)
TOTAL	1,901,152	1,681,936	1,932,597

OPERATING INCOME	437,438	402,558	326,997

OTHER INCOME
Allowance for equity funds used during construction	15,273	15,019	15,499
Interest and investment income	76,953	35,579	26,020
Miscellaneous - net	(22,278)	(21,908)	(18,566)
TOTAL	69,948	28,690	22,953

INTEREST EXPENSE
Interest expense	140,348	144,834	140,087
Allowance for borrowed funds used during construction	(6,641)	(6,595)	(6,332)
TOTAL	133,707	138,239	133,755

INCOME BEFORE INCOME TAXES	373,679	293,009	216,195

Income taxes	75,195	47,777	(46,769)

NET INCOME	298,484	245,232	262,964

Net loss attributable to noncontrolling interest	(18,092)	—	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$316,576	$245,232	$262,964

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$298,484	$245,232	$262,964
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	503,539	490,457	465,299
Deferred income taxes, investment tax credits, and non-current taxes accrued	100,459	87,019	94,368
Changes in assets and liabilities:
Receivables	17,682	(24,507)	(58,077)
Fuel inventory	(7,081)	(10,066)	(10,597)
Accounts payable	27,967	(22,773)	3,059
Prepaid taxes and taxes accrued	7,753	6	24,942
Interest accrued	(5,637)	(43)	3,895
Deferred fuel costs	(162,458)	(1,186)	72,560
Other working capital accounts	(53,343)	(11,061)	18,783
Provisions for estimated losses	6,915	6,289	14,901
Other regulatory assets	142,706	(165,534)	(131,873)
Other regulatory liabilities	21,066	106,878	39,293
Pension and other postretirement liabilities	(175,863)	42,576	5,831
Other assets and liabilities	(172,973)	(83,469)	(127,582)
Net cash flow provided by operating activities	549,216	659,818	677,766
INVESTING ACTIVITIES
Construction expenditures	(722,628)	(775,595)	(641,525)
Allowance for equity funds used during construction	15,273	15,019	15,306
Nuclear fuel purchases	(84,302)	(100,678)	(54,344)
Proceeds from sale of nuclear fuel	16,279	30,638	22,782
Proceeds from nuclear decommissioning trust fund sales	530,628	321,360	317,377
Investment in nuclear decommissioning trust funds	(524,783)	(336,392)	(336,519)
Payment for purchase of assets	(131,770)	(5,988)	—
Changes in money pool receivable - net	3,110	(3,110)	—
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	55,001	—
Other	—	4,036	630
Net cash flow used in investing activities	(898,193)	(795,709)	(676,293)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	719,284	1,071,121	834,038
Retirement of long-term debt	(728,917)	(632,175)	(548,952)
Capital contributions from noncontrolling interest	51,202	—	—
Change in money pool payable - net	139,904	(21,634)	(161,104)
Common equity distributions paid	(50,000)	(95,000)	(115,000)
Other	38,291	2,188	(7,055)
Net cash flow provided by financing activities	169,764	324,500	1,927
Net increase (decrease) in cash and cash equivalents	(179,213)	188,609	3,400
Cash and cash equivalents at beginning of period	192,128	3,519	119
Cash and cash equivalents at end of period	$12,915	$192,128	$3,519
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$143,561	$140,735	$131,134
Income taxes	($18,933)	($21,971)	($33,989)
See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2021	2020
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$8,155	$24,108
Temporary cash investments	4,760	168,020
Total cash and cash equivalents	12,915	192,128
Accounts receivable:
Customer	154,412	183,719
Allowance for doubtful accounts	(13,072)	(18,334)
Associated companies	29,587	34,216
Other	51,064	35,845
Accrued unbilled revenues	101,663	109,000
Total accounts receivable	323,654	344,446
Deferred fuel costs	108,862	—
Fuel inventory - at average cost	50,892	43,811
Materials and supplies - at average cost	247,980	237,640
Deferred nuclear refueling outage costs	65,318	32,692
Prepayments and other	14,863	13,296
TOTAL	824,484	864,013

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,438,416	1,273,921
Other	947	341
TOTAL	1,439,363	1,274,262

UTILITY PLANT
Electric	13,578,297	12,905,322
Construction work in progress	241,127	234,213
Nuclear fuel	182,055	163,044
TOTAL UTILITY PLANT	14,001,479	13,302,579
Less - accumulated depreciation and amortization	5,472,296	5,255,355
UTILITY PLANT - NET	8,529,183	8,047,224

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,689,678	1,832,384
Deferred fuel costs	68,751	68,220
Other	13,660	14,028
TOTAL	1,772,089	1,914,632

TOTAL ASSETS	$12,565,119	$12,100,131

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2021	2020
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$—	$485,000
Accounts payable:
Associated companies	217,310	59,448
Other	190,476	208,591
Customer deposits	92,511	98,506
Taxes accrued	89,590	81,837
Interest accrued	17,108	22,745
Deferred fuel costs	—	53,065
Other	38,901	40,628
TOTAL	645,896	1,049,820

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,416,201	1,286,123
Accumulated deferred investment tax credits	29,299	30,500
Regulatory liability for income taxes - net	431,655	467,031
Other regulatory liabilities	743,314	686,872
Decommissioning	1,390,410	1,314,160
Accumulated provisions	77,084	70,169
Pension and other postretirement liabilities	185,789	361,682
Long-term debt	3,958,862	3,482,507
Other	110,754	75,098
TOTAL	8,343,368	7,774,142

Commitments and Contingencies

EQUITY
Member's equity	3,542,745	3,276,169
Noncontrolling interest	33,110	—
TOTAL	3,575,855	3,276,169

TOTAL LIABILITIES AND EQUITY	$12,565,119	$12,100,131

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2021, 2020, and 2019

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2018	$—	$2,983,103	$2,983,103
Net income	—	262,964	262,964
Common equity distributions	—	(115,000)	(115,000)
Other	—	(5,130)	(5,130)
Balance at December 31, 2019	$—	$3,125,937	$3,125,937
Net income	—	245,232	245,232
Common equity distributions	—	(95,000)	(95,000)
Balance at December 31, 2020	$—	$3,276,169	$3,276,169
Net income (loss)	(18,092)	316,576	298,484
Common equity distributions	—	(50,000)	(50,000)
Capital contributions from noncontrolling interest	51,202	—	51,202
Balance at December 31, 2021	$33,110	$3,542,745	$3,575,855

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Ida

In August 2021, Hurricane Ida caused extensive damage to Entergy Louisiana’s distribution and, to a lesser extent, transmission systems resulting in widespread power outages. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Ida are currently estimated to be approximately $2.5 billion. Also, Entergy Louisiana’s revenues in 2021 were adversely affected by extended power outages resulting from the hurricane.

Entergy Louisiana has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy Louisiana recorded corresponding regulatory assets of approximately $1 billion and construction work in progress of approximately $1.5 billion. Entergy Louisiana recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. There are well-established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles. Because Entergy Louisiana has not gone through the regulatory process regarding these storm costs, there is an element of risk, and Entergy Louisiana is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

Entergy Louisiana is considering all available avenues to recover storm-related costs from Hurricane Ida, including federal government assistance and securitization financing. In September 2021, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments in connection with the issuance of approximately $1 billion of shorter-term mortgage bonds to provide interim financing for restoration costs associated with Hurricane Ida, which bonds were issued in October 2021. Also in September 2021, as discussed below in “Storm Cost Filings - Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida,” Entergy Louisiana sought approval for the creation and funding of a $1 billion restricted escrow account for Hurricane Ida restoration costs, subject to a subsequent prudence review. Storm cost recovery or financing will be subject to review by applicable regulatory authorities, with a prudence review likely being initiated in the second quarter of 2022.

Results of Operations

2021 Compared to 2020

Net Income

Net income decreased $428.4 million primarily due to the $382.8 million reduction in deferred income tax expense related to the basis of assets contributed in the 2015 Entergy Louisiana and Entergy Gulf States Louisiana business combination as a result of the resolution of the 2014-2015 IRS audit in the fourth quarter 2020 and the $58 million reduction in income tax expense resulting from an IRS settlement in the first quarter 2020 related to the uncertain tax position regarding the Hurricane Isaac Louisiana Act 55 financing, which also resulted in a $29 million ($21 million net-of-tax) regulatory charge to reflect Entergy Louisiana’s agreement to share the savings with customers. Also contributing to the decrease was higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher interest expense, and higher taxes other than income taxes. The decrease was partially offset by higher retail electric price and higher other income. See Note 3 to the financial statements for further discussion of the tax settlement.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2021 to 2020:

Amount
(In Millions)
2020 operating revenues	$4,069.9
Fuel, rider, and other revenues that do not significantly affect net income	865.0
Retail electric price	136.7
Volume/weather	(3.2)
2021 operating revenues	$5,068.4

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
•an interim increase in formula rate plan revenues effective December 2020 due to the inclusion of the first-year revenue requirement for the Washington Parish Energy Center; and
•an increase in formula rate plan revenues, including increases in the transmission and distribution recovery mechanisms, effective September 2021.

See Note 2 to the financial statements for further discussion of the formula rate plan proceedings.

The volume/weather variance is primarily due to a decrease in usage during the unbilled sales period and a decrease in weather-adjusted billed electricity usage for residential customers, partially offset by an increase in industrial usage and the effect of more favorable weather on residential sales. The decrease in weather-adjusted residential usage is primarily due to the effect of Hurricane Ida in 2021 and the impact that the COVID-19 pandemic had on prior year usage. The increase in industrial usage is primarily due to increased demand from expansion projects, primarily in the chemicals and transportation industries, and an increase in demand from co-generation customers, partially offset by a decrease in demand from existing customers in the chemicals and petroleum refining industries. See “Hurricane Ida” above for discussion of the impacts from the storm.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Billed electric energy sales for Entergy Louisiana for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	13,588	13,771	(1)
Commercial	10,385	10,465	(1)
Industrial	29,869	28,881	3
Governmental	792	779	2
Total retail	54,634	53,896	1
Sales for resale:
Associated companies	4,950	5,585	(11)
Non-associated companies	2,764	2,365	17
Total	62,348	61,846	1

See Note 19 to the financial statements for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $21.7 million in compensation and benefits costs in 2021 primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities, and higher incentive-based compensation accruals in 2021 as compared to prior year. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs;
•an increase of $19.3 million in distribution operations expenses primarily due to higher reliability costs;
•an increase of $12.7 million in nuclear generation expenses primarily due to a higher scope of work performed in 2021 as compared to 2020;
•an increase of $10.7 million primarily due to an increase in contract costs related to customer solutions and sustainability initiatives, including customer service center support and enhanced customer billing;
•an increase of $6 million in energy efficiency costs due to the timing of recovery from customers and higher energy efficiency costs;
•an increase of $4.9 million as a result of the amount of transmission costs allocated by MISO. See Note 2 to the financial statements for further information on the recovery of these costs; and
•lower nuclear insurance refunds of $4.2 million.

The increase was partially offset by a gain of $14.8 million, recorded in 2021, on the sale of a pipeline.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and an increase in local franchise taxes resulting from an increase in revenue collected.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Lake Charles Power Station, which was placed in service in March 2020, and the Washington Parish Energy Center, which was placed in service in November 2020.

Other regulatory charges (credits) include regulatory charges of $32.6 million recorded in the fourth quarter 2020 due to a settlement with the IRS related to the uncertain tax position regarding Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing because the savings will be shared with customers and $29 million recorded in the first quarter 2020 due to a settlement with the IRS related to the uncertain tax position regarding Hurricane Isaac Louisiana Act 55 financing because the savings will be shared with customers. See Note 3 to the financial statements for further discussion of the settlements and savings obligations. In addition, Entergy Louisiana records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation related costs collected in revenue.

Other income increased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing for the Waterford 3 and River Bend decommissioning trust funds in 2021. The increase was partially offset by a decrease in the allowance for equity funds used during construction due to higher construction work in progress in 2020, including the Lake Charles Power Station project.

Interest expense increased primarily due to:

•the issuances of $1.1 billion of 0.62% Series mortgage bonds, $300 million of 2.90% Series mortgage bonds, and $300 million of 1.60% Series mortgage bonds, each in November 2020;
•the issuances of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•the issuance of $1 billion of 0.95% Series mortgage bonds in October 2021; and
•a decrease in the allowance for borrowed funds used during construction due to higher construction work in progress in 2020, including the Lake Charles Power Station project.

The increase was partially offset by the repayment of $200 million of 5.25% Series mortgage bonds and $100 million of 4.70% Series mortgage bonds, each in December 2020, and $200 million of 4.8% Series mortgage bonds in May 2021.

The effective income tax rates were 15.5% for 2021 and (54.6%) for 2020. The difference in the effective income tax rate versus the federal statutory rate of 21% for 2020 was primarily due to completion of the 2014-2015 IRS audit effectively settling the tax positions for those years. See Notes 2 and 3 to the financial statements for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Louisiana’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for discussion of results of operations for 2020 compared to 2019.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$728,020	$2,006	$43,364

Net cash provided by (used in):
Operating activities	1,052,526	1,072,986	1,236,002
Investing activities	(3,700,199)	(1,944,671)	(1,653,634)
Financing activities	1,938,226	1,597,699	376,274
Net increase (decrease) in cash and cash equivalents	(709,447)	726,014	(41,358)

Cash and cash equivalents at end of period	$18,573	$728,020	$2,006

2021 Compared to 2020

Operating Activities

Net cash flow provided by operating activities decreased $20.5 million in 2021 primarily due to:

•an increase of approximately $197.2 million in storm spending in 2021. See Note 2 to the financial statements for discussion of recent storms;
•an increase in spending of $11.9 million on nuclear refueling outages in 2021; and
•an increase of $4.4 million in pension contributions in 2021. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by the timing of payments to vendors, higher collections from customers, and the timing of recovery of fuel and purchased power costs.

Investing Activities

Net cash flow used in investing activities increased $1,755.5 million in 2021 primarily due to:

•an increase of $1,119 million in distribution construction expenditures, primarily due to higher capital expenditures for storm restoration in 2021, partially offset by lower spending in 2021 on advanced metering infrastructure;
•an increase of $530.1 million in transmission construction expenditures primarily due to higher capital expenditures for storm restoration in 2021;
•$295.9 million in net receipts from storm reserve escrow accounts in 2020;
•an increase of $35 million in nuclear decommissioning trust fund activity as a result of a lump sum contribution for amounts collected over a 17-month period. See Note 2 for a discussion of nuclear decommissioning expense recovery;
•an increase of $23.8 million as a result of fluctuations in nuclear fuel activity, primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•an increase of $22.8 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2021 and higher capital expenditures for storm restoration in 2021.

The increase was partially offset by:

•the purchase of Washington Parish Energy Center in November 2020 for approximately $222 million. See Note 14 to the financial statements for further discussion of the Washington Parish Energy Center purchase;
•a decrease of $33.1 million in non-nuclear generation construction expenditures due to higher spending in 2020 on the Lake Charles Power Station;
•the sale of a pipeline for $15 million in 2021;
•the purchase of a portion of a transmission operating center from Entergy Services for $14.5 million in 2020; and
•money pool activity.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $1.1 million in 2021 compared to increasing by $13.4 million in 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $340.5 million in 2021 primarily due to:

•the issuance of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•the issuance of $1 billion of 0.95% Series mortgage bonds in October 2021;
•the repayment of $250 million of 3.95% Series mortgage bonds in August 2020;
•the repayment in December 2020 of $200 million of 5.25% Series mortgage bonds due July 2052;
•a capital contribution of $125 million received from Entergy Corporation in December 2021 in order to assist in paying costs associated with Hurricane Ida;
•net borrowings of $125 million in 2021 on Entergy Louisiana’s credit facility;
•the repayment in December 2020 of $100 million of 4.70% Series mortgage bonds due June 2063;
•net long-term borrowings of $24.1 million in 2021 compared to net repayments of long-term borrowings of $62 million in 2020 on the nuclear fuel company variable interest entities’ credit facilities; and
•money pool activity.

The increase was partially offset by:

•the issuance of $1.1 billion of 0.62% Series mortgage bonds in November 2020;
•the issuance of $350 million of 2.90% Series mortgage bonds and $300 million of 4.20% Series mortgage bonds, each in March 2020,
•the issuance of $300 million of 2.90% Series mortgage bonds and $300 million of 1.60% Series mortgage bonds, each in November 2020,
•the repayment of $200 million of 4.80% Series mortgage bonds in May 2021;
•the repayment in February 2021 of $40 million of 3.92% Series H notes by the Entergy Louisiana Waterford variable interest entity; and
•an increase of $38.5 million in common equity distributions in 2021 primarily to maintain Entergy Louisiana’s targeted capital structure. In addition, common equity distributions were lower in 2020 due to spending on the Lake Charles Power Station and the purchase of the Washington Parish Energy Center.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $82.8 million in 2020.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

See Note 5 to the financial statements for details of long-term debt.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Louisiana’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for discussion of operating, investing, and financing cash flow activities for 2020 compared to 2019.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to the net issuances of long-term debt in 2021 partially offset by the $125 million capital contribution received from Entergy Corporation in December 2021.

	December 31, 2021	December 31, 2020
Debt to capital	57.2%	54.8%
Effect of subtracting cash	0.0%	(2.1%)
Net debt to net capital	57.2%	52.7%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition. Entergy Louisiana also uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

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
•working capital purposes, including the financing of fuel and purchased power costs; and
•distribution and interest payments.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Louisiana’s planned construction and other capital investments.

	2022	2023	2024
	(In Millions)
Planned construction and capital investment:
Generation	$395	$380	$555
Transmission	460	340	260
Distribution	430	480	415
Utility Support	195	150	105
Total	$1,480	$1,350	$1,335

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Louisiana includes specific investments such as generation projects to modernize, decarbonize, and diversify Entergy Louisiana’s portfolio, including St. Jacques Louisiana Solar; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

In addition to the planned spending in the table above, Entergy Louisiana also expects to pay for $785 million of capital investments in 2022 related to Hurricane Ida restoration work that has been accrued as of December 31, 2021.

Following are the amounts of Entergy Louisiana’s existing debt and lease obligations (includes estimated interest payments).

	2022	2023	2024	2025-2026	After 2026
	(In Millions)
Long-term debt (a)	$534	$1,772	$2,083	$1,566	$9,957
Operating leases (b)	$14	$12	$10	$11	$3
Finance leases (b)	$4	$4	$4	$5	$3

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Louisiana currently expects to contribute approximately $22.9 million to its qualified pension plans and approximately $15.8 million to its other postretirement health care and life insurance plans in 2022, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

In addition, Entergy Louisiana enters into fuel and purchased power agreements that contain minimum purchase obligations. Entergy Louisiana has rate mechanisms in place to recover fuel, purchased power, and associated costs incurred under these purchase obligations. See Note 8 to the financial statements for discussion of Entergy Louisiana’s obligations under the Unit Power Sales Agreement and the Vidalia purchased power agreement.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy Louisiana pays distributions from its earnings at a percentage determined monthly.

2021 Solar Certification and the Geaux Green Option

In November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The 2021 Solar Portfolio consists of four resources that are expected to provide $242 million in net benefits to Entergy Louisiana’s customers. These resources, all of which would be constructed in Louisiana, include (i) Vacherie Solar Energy Center, a 150 megawatt resource in St. James Parish; (ii) Sunlight Road Solar, a 50 megawatt resource in Washington Parish; (iii) St. Jacques Louisiana Solar, a 150 megawatt resource in St. James; and (iv) Elizabeth Solar Facility, a 125 megawatt resource in Allen Parish. St. Jacques Louisiana Solar would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase agreements. The filing proposes to recover the costs of the power purchase agreements through the fuel adjustment clause and the acquisition costs through the formula rate plan.

The proposed Rider GGO is a voluntary rate schedule that would enhance Entergy Louisiana’s ability to help customers meet their sustainability goals by allowing customers to align some or all of their electricity requirements with renewable energy from the resources. Because subscription fees from Rider GGO participants would help to offset the cost of the resources, the design of Rider GGO also preserves the benefits of the 2021 Solar Portfolio for non-participants by providing them with the reliability and capacity benefits of locally-sited solar generation at a discounted price.

The LPSC has established a procedural schedule that is expected to result in an LPSC decision by the end of 2022. Discovery is currently underway.

Sources of Capital

Entergy Louisiana’s sources to meet its capital requirements include:

•internally generated funds;
•cash on hand;
•the Entergy System money pool;
•storm reserve escrow accounts;
•debt or preferred membership interest issuances, including debt issuances to refund or retire currently outstanding or maturing indebtedness;
•capital contributions; and
•bank financing under new or existing facilities.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future. In addition to the financings necessary to meet capital requirements and contractual obligations, Entergy Louisiana expects to continue, when economically feasible, to retire higher-cost debt and replace it with lower-cost debt if market conditions permit.

All debt and common and preferred membership interest issuances by Entergy Louisiana require prior regulatory approval. Debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements. Entergy Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2021	2020	2019	2018
(In Thousands)
$14,539	$13,426	($82,826)	$46,843

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in June 2026. The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of December 31, 2021, there were $125 million of cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2021, $15 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2024. As of December 31, 2021, $42.7 million of loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of December 31, 2021, $39.6 million in loans were outstanding under the Entergy Louisiana Waterford nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Entergy Louisiana obtained authorizations from the FERC through October 2023 for the following:

•short-term borrowings not to exceed an aggregate amount of $450 million at any time outstanding;
•long-term borrowings and security issuances; and
•borrowings by its nuclear fuel company variable interest entities.

See Note 4 to the financial statements for further discussion of Entergy Louisiana’s short-term borrowing limits.

In December 2021, Entergy Louisiana entered into a term loan credit agreement providing a $1.2 billion unsecured term loan due June 2023. The term loan bears interest at a variable interest rate based on an adjusted term Secured Overnight Financing Rate plus the applicable margin. Entergy Louisiana received the funds in January 2022 and used the proceeds for general corporate purposes, including storm restoration costs related to Hurricane Ida.

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

In October 2020, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments in connection with the issuance of shorter-term mortgage bonds to provide interim financing for restoration costs associated with Hurricane Laura, Hurricane Delta, and Hurricane Zeta. Subsequently, Entergy Louisiana and the LPSC staff filed a joint motion seeking approval to exclude from the derivation of Entergy Louisiana’s capital structure and cost rate of debt for ratemaking purposes, including the allowance for funds used during construction, shorter-term debt up to $1.1 billion issued by Entergy Louisiana to fund costs associated with

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Hurricane Laura, Hurricane Delta, and Hurricane Zeta costs on an interim basis. In November 2020 the LPSC issued an order approving the joint motion, and Entergy Louisiana issued $1.1 billion of 0.62% Series mortgage bonds due November 2023. Also in November 2020, Entergy Louisiana withdrew $257 million from its funded storm reserves.

In February 2021 two winter storms (collectively, Winter Storm Uri) brought freezing rain and ice to Louisiana. Ice accumulation sagged or downed trees, limbs and power lines, causing damage to Entergy Louisiana’s transmission and distribution systems. The additional weight of ice caused trees and limbs to fall into power lines and other electric equipment. When the ice melted, it affected vegetation and electrical equipment, causing additional outages. As discussed in the “Fuel and purchased power recovery” section of Note 2 to the financial statements, Entergy Louisiana recovered the incremental fuel costs associated with Winter Storm Uri over a five-month period from April 2021 through August 2021.

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by these storms are currently estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana is seeking an LPSC determination that $2.11 billion was prudently incurred and, therefore, is eligible for recovery from customers. Additionally, Entergy Louisiana is requesting that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million is appropriate. In July 2021, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. As previously discussed, in August 2021, Hurricane Ida caused extensive damage to Entergy Louisiana’s distribution and, to a lesser extent, transmission systems resulting in widespread power outages. In September 2021, Entergy Louisiana supplemented the application with a request to establish and securitize a $1 billion restricted storm escrow account for Hurricane Ida related restoration costs, subject to a subsequent prudence review. In total, Entergy Louisiana requested authorization for the issuance of system restoration bonds in one or more series in an aggregate principal amount of $3.18 billion, which includes the costs of re-establishing and funding a storm damage escrow account, carrying costs and unamortized debt costs on interim financing, and issuance costs. After filing of testimony by LPSC staff and intervenors, which generally supported or did not oppose Entergy Louisiana’s requests, the parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in February 2022. The settlement agreement contains the following key terms: $2.1 billion of restoration costs from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and are eligible for recovery; carrying costs of $51 million are recoverable; a $290 million cash storm reserve should be re-established; a $1 billion reserve should be established to partially pay for Hurricane Ida restoration costs; and Entergy Louisiana is authorized to finance $3.186 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. The LPSC voted to approve the settlement at its February 2022 meeting.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Retail Rates - Electric

Filings with the LPSC

2017 Formula Rate Plan Filing

In June 2018, Entergy Louisiana filed its formula rate plan evaluation report for its 2017 calendar year operations. The 2017 test year evaluation report produced an earned return on equity of 8.16%, due in large part to revenue-neutral realignments to other recovery mechanisms. Without these realignments, the evaluation report produces an earned return on equity of 9.88% and a resulting base rider formula rate plan revenue increase of $4.8 million. Excluding the Tax Cuts and Jobs Act credits provided for by the tax reform adjustment mechanisms, total formula rate plan revenues were further increased by a total of $98 million as a result of the evaluation report due to adjustments to the additional capacity and MISO cost recovery mechanisms of the formula rate plan, and implementation of the transmission recovery mechanism. In August 2018, Entergy Louisiana filed a supplemental formula rate plan evaluation report to reflect changes from the 2016 test year formula rate plan proceedings, a decrease to the transmission recovery mechanism to reflect lower actual capital additions, and a decrease to evaluation period expenses to reflect the terms of a new power sales agreement. Based on the August 2018 update, Entergy Louisiana recognized a total decrease in formula rate plan revenue of approximately $17.6 million. Results of the updated 2017 evaluation report filing were implemented with the September 2018 billing month subject to refund and review by the LPSC staff and intervenors. In accordance with the terms of the formula rate plan, in September 2018 the LPSC staff and intervenors submitted their responses to Entergy Louisiana’s original formula rate plan evaluation report and supplemental compliance updates. The LPSC staff asserted objections/reservations regarding 1) Entergy Louisiana’s proposed rate adjustments associated with the return of excess accumulated deferred income taxes pursuant to the Tax Cuts and Jobs Act and the treatment of accumulated deferred income taxes related to reductions of rate base; 2) Entergy Louisiana’s reservation regarding treatment of a regulatory asset related to certain special orders by the LPSC; and 3) test year expenses billed from Entergy Services to Entergy Louisiana. Intervenors also objected to Entergy Louisiana’s treatment of the regulatory asset related to certain special orders by the LPSC. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2017 test year formula rate plan evaluation report. In its letter, the LPSC staff reiterated its original objections/reservations pertaining to Entergy Louisiana’s proposed rate adjustments associated with the return of excess accumulated deferred income taxes pursuant to the Tax Cuts and Jobs Act and the treatment of accumulated deferred income taxes related to reductions of rate base, specifically how the accumulated deferred income taxes associated with uncertain tax positions have been accounted for, and test year expenses billed from Entergy Services to Entergy Louisiana. The LPSC staff further reserved its rights for future proceedings and to dispute future proposed adjustments to the 2017 test year formula rate plan evaluation report. The LPSC staff withdrew all other objections/reservations. A procedural schedule has not yet been established to resolve these issues.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Several parties intervened in the proceeding and the LPSC staff filed its report of objections/reservations in accordance with the applicable provisions of the formula rate plan. In its report the LPSC staff re-urged reservations with respect to the outstanding issues from the 2017 test year formula rate plan filing and disputed the inclusion of certain affiliate costs for test years 2017 and 2018. The LPSC staff objected to Entergy Louisiana’s proposal to combine residential rates but proposed the setting of a status conference to establish a procedural schedule to more fully address the issue. The LPSC staff also reserved its right to object to the treatment of the sale of Willow Glen reflected in the evaluation report and to the August 2019 compliance update, which was made primarily to update the capital additions reflected in the formula rate plan’s transmission recovery mechanism, based on limited time to review it. Additionally, since the completion of certain transmission projects, the LPSC staff issued supplemental data requests addressing the prudence of Entergy Louisiana’s expenditures in connection with those projects. Entergy Louisiana responded to all such requests. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2018 test year formula rate plan evaluation report. In its letter, the LPSC staff reiterated its original objection/reservation pertaining to test year expenses billed from Entergy Services to Entergy Louisiana and outstanding issues from the 2017 test year formula rate plan evaluation report. The LPSC staff withdrew all other objections/reservations.

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

2019 Formula Rate Plan Filing

In May 2020, Entergy Louisiana filed with the LPSC its formula rate plan evaluation report for its 2019 calendar year operations. The 2019 test year evaluation report produced an earned return on common equity of 9.66%. As such, no change to base rider formula rate plan revenue is required. Although base rider formula rate

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

plan revenue did not change as a result of this filing, overall formula rate plan revenues increased by approximately $103 million. This outcome is driven by the removal of prior year credits associated with the sale of the Willow Glen Power Station and an increase in the transmission recovery mechanism. Also contributing to the overall change was an increase in legacy formula rate plan revenue requirements driven by legacy Entergy Louisiana capacity cost true-ups and higher annualized legacy Entergy Gulf States Louisiana revenues due to higher billing determinants, offset by reductions in MISO cost recovery mechanism and tax reform adjustment mechanism revenue requirements. In August 2020 the LPSC staff submitted a list of items for which it needs additional information to confirm the accuracy and compliance of the 2019 test year evaluation report. The LPSC staff objected to a proposed revenue neutral adjustment regarding a certain rider as being beyond the scope of permitted formula rate plan adjustments. Rates reflected in the May 2020 filing, with the exception of a revenue neutral rider adjustment, and as updated in an August 2020 filing, were implemented in September 2020, subject to refund. Entergy Louisiana is in the process of providing additional information and details on the May 2020 filing as requested by the LPSC staff. In August 2021 the LPSC staff issued a letter updating its objections/reservations for the 2019 test year formula rate plan filing. In its letter, the LPSC staff disputes Entergy Louisiana’s exclusion of approximately $251 thousand of interest income allocated from Entergy Operations and Entergy Services to Entergy Louisiana to the extent that there are other adjustments that would move Entergy Louisiana out of the formula rate plan deadband. The LPSC staff reserved the right to further contest the issue in future proceedings. The LPSC staff further reserved outstanding issues from the 2017 and 2018 formula rate plan evaluation reports and withdrew all other remaining objections/reservations.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Request for Extension and Modification of Formula Rate Plan

In May 2020, Entergy Louisiana filed with the LPSC its application for authority to extend its formula rate plan. In its application, Entergy Louisiana sought to maintain a 9.8% return on equity, with a bandwidth of 60 basis points above and below the midpoint, with a first-year midpoint reset. The parties reached a settlement in April 2021 regarding Entergy Louisiana’s proposed FRP extension. In May 2021 the LPSC approved the uncontested settlement. Key terms of the settlement include: a three year term (test years 2020, 2021, and 2022) covering a rate-effective period of September 2021 through August 2024; a 9.50% return on equity, with a smaller, 50 basis point deadband above and below (9.0%-10.0%); elimination of sharing if earnings are outside the deadband; a $63 million rate increase for test year 2020 (exclusive of riders); continuation of existing riders (transmission, additional capacity, etc.); addition of a distribution recovery mechanism permitting $225 million per year of distribution investment above a baseline level to be recovered dollar for dollar; modification of the tax mechanism to allow timely rate changes in the event the federal corporate income tax rate is changed from 21%; a cumulative rate increase limit of $70 million (exclusive of riders) for test years 2021 and 2022; and deferral of up to $7 million per year in 2021 and 2022 of expenditures on vegetation management for outside of right of way hazard trees.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

In March 2020 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2016 through 2019. In September 2021 the LPSC submitted its audit report and found that all costs recovered through the fuel adjustment clause were reasonable and eligible for recovery through the fuel adjustment clause. Intervenors are conducting discovery regarding the LPSC staff’s report.

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

COVID-19 Orders

In April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. The suspension of late fees and disconnects for non-pay was extended until the first billing cycle after July 16, 2020. In January 2021, Entergy Louisiana resumed disconnections for customers in all customer classes with past-due balances that had not made payment arrangements. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of December 31, 2021, Entergy Louisiana had a regulatory asset of $56.3 million for costs associated with the COVID-19 pandemic.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Qualified Pension and Other Postretirement Benefits

Entergy Louisiana’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.   See “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2022 Qualified Pension Cost	Impact on 2021 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$2,265	$46,936
Rate of return on plan assets	(0.25%)	$3,132	$—
Rate of increase in compensation	0.25%	$2,307	$10,908

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2022 Postretirement Benefit Cost	Impact on 2021 Accumulated postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$788	$7,934
Health care cost trend	0.25%	$923	$5,453

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Louisiana in 2021 was $117.2 million, including $61.9 million in settlement costs.  Entergy Louisiana anticipates 2022 qualified pension cost to be $44.4 million.  Entergy Louisiana contributed $59.9 million to its qualified pension plans in 2021 and estimates pension contributions will be approximately $22.9 million in 2022, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2021 were $5.4 million.  Entergy Louisiana expects 2022 postretirement health care and life insurance benefit costs of approximately $6 million.  Entergy Louisiana contributed $11.3 million to its other postretirement plans in 2021 and estimates that 2022 contributions will be approximately $15.8 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Louisiana, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity (pages 351 through 356 and applicable items in pages 49 through 233), for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs, including major storm restoration costs, and refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the LPSC and the FERC, involved especially subjective judgment and specialized knowledge of accounting for rate regulation and the rate setting process.

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
•    We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•    We read relevant regulatory orders issued by the LPSC and the FERC for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the LPSC’s and the FERC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
•    For regulatory matters in process, including major storm restoration costs, we inspected the Company’s filings with the LPSC and the FERC, including the annual formula rate plan filing, and considered the filings with the LPSC and the FERC by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•     We obtained an analysis from management and support from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order, including major storm restoration costs, to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2022

We have served as the Company’s auditor since 2001.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)

OPERATING REVENUES
Electric	$4,994,459	$4,019,063	$4,223,027
Natural gas	73,989	50,799	62,148
TOTAL	5,068,448	4,069,862	4,285,175

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	1,302,291	700,152	845,108
Purchased power	768,546	596,480	810,462
Nuclear refueling outage expenses	49,373	55,305	54,170
Other operation and maintenance	1,034,427	969,630	994,637
Decommissioning	68,575	65,225	59,346
Taxes other than income taxes	224,079	208,902	194,222
Depreciation and amortization	656,132	609,931	535,791
Other regulatory charges (credits) - net	38,245	(584)	(105,203)
TOTAL	4,141,668	3,205,041	3,388,533

OPERATING INCOME	926,780	864,821	896,642

OTHER INCOME
Allowance for equity funds used during construction	28,648	38,151	74,023
Interest and investment income	282,200	225,627	231,985
Miscellaneous - net	(125,886)	(116,366)	(115,427)
TOTAL	184,962	147,412	190,581

INTEREST EXPENSE
Interest expense	350,227	331,352	309,493
Allowance for borrowed funds used during construction	(12,878)	(19,147)	(35,430)
TOTAL	337,349	312,205	274,063

INCOME BEFORE INCOME TAXES	774,393	700,028	813,160

Income taxes	120,409	(382,324)	121,623

NET INCOME	$653,984	$1,082,352	$691,537

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)

Net Income	$653,984	$1,082,352	$691,537

Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax expense (benefit) of $1,523, ($83), and $3,781)	3,951	(235)	10,715
Other comprehensive income (loss)	3,951	(235)	10,715

Comprehensive Income	$657,935	$1,082,117	$702,252

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$653,984	$1,082,352	$691,537
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	818,389	783,616	685,062
Deferred income taxes, investment tax credits, and non-current taxes accrued	175,700	(356,256)	196,533
Changes in working capital:
Receivables	(58,466)	(79,451)	13,942
Fuel inventory	7,722	(9,067)	(7,195)
Accounts payable	358,536	160,659	(33,375)
Prepaid taxes and taxes accrued	21,631	50,576	(38,827)
Interest accrued	803	4,505	4,294
Deferred fuel costs	(43,124)	(57,895)	24,234
Other working capital accounts	(45,517)	(76,284)	(62,536)
Changes in provisions for estimated losses	(449)	(295,480)	9,664
Changes in other regulatory assets	(1,050,600)	(410,855)	(210,134)
Changes in other regulatory liabilities	(16,478)	71,698	(35,881)
Changes in pension and other postretirement liabilities	(164,263)	12,199	35,162
Other	394,658	192,669	(36,478)
Net cash flow provided by operating activities	1,052,526	1,072,986	1,236,002
INVESTING ACTIVITIES
Construction expenditures	(3,621,775)	(1,960,787)	(1,673,194)
Allowance for equity funds used during construction	28,648	38,151	74,023
Nuclear fuel purchases	(85,419)	(92,831)	(85,984)
Proceeds from the sale of nuclear fuel	13,254	44,511	11,596
Payments to storm reserve escrow account	—	(1,488)	(6,353)
Receipts from storm reserve escrow account	—	297,363	—
Changes in securitization account	2,700	951	(32)
Proceeds from nuclear decommissioning trust fund sales	944,703	347,021	412,559
Investment in nuclear decommissioning trust funds	(1,004,888)	(372,227)	(442,501)
Changes in money pool receivable - net	(1,113)	(13,426)	46,843
Proceeds from sale of assets	15,000	—	—
Payment for purchase of assets	—	(236,999)	—
Insurance proceeds	—	—	7,040
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	8,691	5,090	2,369
Net cash flow used in investing activities	(3,700,199)	(1,944,671)	(1,653,634)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	3,769,166	3,675,083	2,691,133
Retirement of long-term debt	(1,895,091)	(1,962,635)	(2,199,053)
Capital contribution from parent	125,000	—	—
Change in money pool payable - net	—	(82,826)	82,826
Distributions paid:
Common equity	(60,000)	(21,500)	(208,000)
Other	(849)	(10,423)	9,368
Net cash flow provided by financing activities	1,938,226	1,597,699	376,274
Net increase (decrease) in cash and cash equivalents	(709,447)	726,014	(41,358)
Cash and cash equivalents at beginning of period	728,020	2,006	43,364
Cash and cash equivalents at end of period	$18,573	$728,020	$2,006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$337,926	$318,352	$296,842
Income taxes	($18,453)	($14,714)	$15,272

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2021	2020
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$195	$1,303
Temporary cash investments	18,378	726,717
Total cash and cash equivalents	18,573	728,020
Accounts receivable:
Customer	355,265	317,905
Allowance for doubtful accounts	(29,231)	(45,693)
Associated companies	96,539	81,624
Other	36,674	41,760
Accrued unbilled revenues	174,768	178,840
Total accounts receivable	634,015	574,436
Deferred fuel costs	45,374	2,250
Fuel inventory	42,958	50,680
Materials and supplies - at average cost	485,325	437,933
Deferred nuclear refueling outage costs	39,582	48,407
Prepayments and other	44,187	36,813
TOTAL	1,310,014	1,878,539

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	2,114,523	1,794,042
Non-utility property - at cost (less accumulated depreciation)	337,247	323,110
Other	13,744	13,399
TOTAL	3,856,101	3,521,138

UTILITY PLANT
Electric	28,055,038	25,619,789
Natural gas	285,006	262,744
Construction work in progress	847,924	667,281
Nuclear fuel	209,418	210,128
TOTAL UTILITY PLANT	29,397,386	26,759,942
Less - accumulated depreciation and amortization	9,860,252	9,372,224
UTILITY PLANT - NET	19,537,134	17,387,718

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $— as of December 31, 2021 and $5,088 as of December 31, 2020)	2,776,666	1,726,066
Deferred fuel costs	168,122	168,122
Other	27,801	23,924
TOTAL	2,972,589	1,918,112

TOTAL ASSETS	$27,675,838	$24,705,507

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2021	2020
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$200,000	$240,000
Accounts payable:
Associated companies	183,172	103,148
Other	1,481,902	1,450,008
Customer deposits	150,697	152,612
Taxes accrued	64,248	42,617
Interest accrued	93,052	92,249
Current portion of unprotected excess accumulated deferred income taxes	24,291	31,138
Other	68,995	62,968
TOTAL	2,266,357	2,174,740

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,433,854	2,138,522
Accumulated deferred investment tax credits	102,588	107,317
Regulatory liability for income taxes - net	313,693	447,628
Other regulatory liabilities	1,042,597	918,293
Decommissioning	1,653,198	1,573,307
Accumulated provisions	24,490	24,939
Pension and other postretirement liabilities	528,213	692,728
Long-term debt (includes securitization bonds of $— as of December 31, 2021 and $10,278 as of December 31, 2020)	10,714,346	8,787,451
Other	415,930	382,894
TOTAL	17,228,909	15,073,079

Commitments and Contingencies

EQUITY
Member’s equity	8,172,294	7,453,361
Accumulated other comprehensive income	8,278	4,327
TOTAL	8,180,572	7,457,688

TOTAL LIABILITIES AND EQUITY	$27,675,838	$24,705,507

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2021, 2020, and 2019

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2018	$5,909,071	($6,153)	$5,902,918
Net income	691,537	—	691,537
Other comprehensive income	—	10,715	10,715
Distributions declared on common equity	(208,000)	—	(208,000)
Other	(52)	—	(52)
Balance at December 31, 2019	$6,392,556	$4,562	$6,397,118
Net income	1,082,352	—	1,082,352
Other comprehensive loss	—	(235)	(235)
Distributions declared on common equity	(21,500)	—	(21,500)
Other	(47)	—	(47)
Balance at December 31, 2020	$7,453,361	$4,327	$7,457,688
Net income	653,984	—	653,984
Other comprehensive loss	—	3,951	3,951
Contributions from parent	125,000	—	125,000
Distributions declared on common equity	(60,000)	—	(60,000)
Other	(51)	—	(51)
Balance at December 31, 2021	$8,172,294	$8,278	$8,180,572

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2021 Compared to 2020

Net Income

Net income increased $26.3 million primarily due to higher retail electric price, partially offset by higher depreciation and amortization expenses, a higher effective income tax rate, higher taxes other than income taxes, and higher other operation and maintenance expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2021 to 2020.

Amount
(In Millions)
2020 operating revenues	$1,247.9
Fuel, rider, and other revenues that do not significantly affect net income	89.0
Retail electric price	66.5
Volume/weather	2.9
2021 operating revenues	$1,406.3

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in the formula rate plan rates effective April 2020, April 2021, and July 2021. See Note 2 to the financial statements for further discussion of the formula rate plan filings.

The volume/weather variance is primarily due to an increase of 343 GWh, or 3%, in billed electricity usage, including the effect of more favorable weather on residential sales and an increase in commercial usage, partially offset by a decrease in industrial usage and a decrease in usage during the unbilled sales period. The increase in commercial usage was primarily due to an increase in customers and reduced impacts from the COVID-19 pandemic on businesses as compared to prior year. The decrease in industrial usage is primarily due to a decrease in demand from mid-to-small customers.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Billed electric energy sales for Entergy Mississippi for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	5,568	5,378	4
Commercial	4,469	4,283	4
Industrial	2,298	2,343	(2)
Governmental	410	398	3
Total retail	12,745	12,402	3
Sales for resale:
Non-associated companies	4,364	4,316	1
Total	17,109	16,718	2

See Note 19 to the financial statements for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $4.6 million as a result of the amount of transmission costs allocated by MISO;
•an increase of $4.3 million in compensation and benefits costs in 2021 primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities, and higher incentive-based compensation accruals in 2021 as compared to prior year. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs;
•an increase of $3.1 million in distribution maintenance work to improve reliability;
•an increase of $3.0 million primarily due to an increase in contract costs related to customer solutions and sustainability initiatives, including customer service center support and enhanced customer billing;
•an increase of $2.4 million primarily due to the amortization of deferred litigation costs related to the Mississippi Attorney General complaint against Entergy Mississippi, which was dismissed by the Hinds County Chancery Court in February 2020; and
•several individually insignificant items.

The increase was partially offset by:

•a decrease of $8.9 million in energy efficiency expenses due to the timing of recovery from customers;
•a decrease of $2.9 million in loss provisions; and
•a decrease of $2.6 million in meter reading expenses as a result of the deployment of advanced metering systems.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes regulatory credits of $19.9 million, recorded in the second quarter 2021, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis
and regulatory credits of $19 million, recorded in the fourth quarter 2021, to reflect that the 2021 earned return is below the formula bandwidth. See Note 2 to the financial statements for discussion of the formula rate plan filings.

Interest expense increased primarily due to the issuance of $170 million of 3.50% Series mortgage bonds in May 2020 and an additional $200 million in a reopening of the same series in March 2021.

The effective income tax rates were 21.4% for 2021 and 16.2% for 2020. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Mississippi’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for discussion of results of operations for 2020 compared to 2019.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$18	$51,601	$36,954

Net cash provided by (used in):
Operating activities	350,960	300,314	339,952
Investing activities	(686,654)	(530,762)	(733,684)
Financing activities	383,303	178,865	408,379
Net increase (decrease) in cash and cash equivalents	47,609	(51,583)	14,647

Cash and cash equivalents at end of period	$47,627	$18	$51,601

2021 Compared to 2020

Operating Activities

Net cash flow provided by operating activities increased $50.6 million in 2021 primarily due to higher collections from customers and an increase of $11.6 million in income tax refunds. The increase was partially offset by the timing of payments to vendors, increased fuel costs, including those related to Winter Storm Uri, and an increase of approximately $12.3 million in storm spending in 2021, primarily due to Winter Storm Uri. Entergy Mississippi received income tax refunds in 2021 and 2020, each in accordance with an intercompany income tax allocation agreement. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities increased $155.9 million in 2021 primarily due to:

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

•an increase $89.9 million in distribution construction expenditures primarily due to increased spending on the reliability and infrastructure of the distribution system and higher capital expenditures for storm restoration in 2021, partially offset by decreased spending on advanced metering infrastructure; and
•money pool activity.

The increase was partially offset by $24.6 million in plant upgrades for the Choctaw Generating Station in March 2020.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased by $40.5 million in 2021 compared to decreasing by $44.7 million in 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $204.4 million in 2021 primarily due to the issuance of $200 million of 3.50% Series first mortgage bonds in March 2021 and the issuance of $200 million of 2.55% Series first mortgage bonds in November 2021. The increase was partially offset by the issuance of $170 million of 3.50% Series mortgage bonds in May 2020 and money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased $16.5 million in 2021 as compared to increasing by $16.5 million in 2020.

See Note 5 to the financial statements for details on long-term debt.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Mississippi’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for discussion of operating, investing, and financing cash flow activities for 2020 compared to 2019.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to the issuance of long-term debt in 2021.

	December 31, 2021	December 31, 2020
Debt to capital	54.3%	51.7%
Effect of subtracting cash	(0.5%)	—%
Net debt to net capital	53.8%	51.7%

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

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis
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
•working capital purposes, including the financing of fuel and purchased power costs; and
•distributions and interest payments.

Following are the amounts of Entergy Mississippi’s planned construction and other capital investments.

	2022	2023	2024
	(In Millions)
Planned construction and capital investment:
Generation	$185	$85	$50
Transmission	80	90	100
Distribution	220	250	225
Utility Support	100	50	30
Total	$585	$475	$405

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Mississippi includes generation projects to modernize, decarbonize, and diversify Entergy Mississippi’s portfolio, such as the Sunflower Solar Facility; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Following are the amounts of Entergy Mississippi’s existing debt and lease obligations (includes estimated interest payments).

	2022	2023	2024	2025-2026	After 2026
	(In Millions)
Long-term debt (a)	$77	$323	$167	$131	$3,128
Operating leases (b)	$6	$4	$3	$3	$2
Finance leases (b)	$2	$2	$2	$3	$1

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Mississippi currently expects to contribute approximately $12.9 million to its qualified pension plans and approximately $130 thousand to other postretirement health care and life insurance plans in 2022, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Entergy Mississippi has $160.8 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition, Entergy Mississippi enters into fuel and purchased power agreements that contain minimum purchase obligations. Entergy Mississippi has rate mechanisms in place to recover fuel, purchased power, and associated costs incurred under these purchase obligations. See Note 8 to the financial statements for discussion of Entergy Mississippi’s obligations under the Unit Power Sales Agreement.

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy Mississippi pays distributions from its earnings at a percentage determined monthly.

Sunflower Solar Facility

In November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi.  The estimated base purchase price is approximately $138.4 million.  The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. The purchase is contingent upon, among other things, obtaining necessary approvals, including full cost recovery, from applicable federal and state regulatory and permitting agencies.  The project is being built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met.  In December 2018, Entergy Mississippi filed a joint petition with Sunflower Solar Project with the MPSC for Sunflower Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility.  Entergy Mississippi proposed revisions to its formula rate plan that would provide for a mechanism, the interim capacity rate adjustment mechanism, in the formula rate plan to recover the non-fuel related costs of additional owned capacity acquired by Entergy Mississippi, including the annual ownership costs of the Sunflower Solar Facility.  In December 2019 the MPSC approved Entergy Mississippi’s proposed revisions to its formula rate plan to provide for an interim capacity rate adjustment mechanism. Recovery through the interim capacity rate adjustment requires MPSC approval for each new resource. In August 2019 consultants retained by the Mississippi Public Utilities Staff filed a report expressing concerns regarding the project economics. In March 2020, Entergy Mississippi filed supplemental testimony addressing questions and observations raised by the consultants retained by the Mississippi Public Utilities Staff and proposing an alternative structure for the transaction that would reduce its cost. A hearing before the MPSC was held in March 2020. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar Facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions including: (i) that Entergy Mississippi pursue a partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis
level of recoverable costs. Closing is targeted to occur by the end of the second quarter 2022.

Sources of Capital

Entergy Mississippi’s sources to meet its capital requirements include:

•internally generated funds;
•cash on hand;
•the Entergy System money pool;
•storm reserve escrow accounts;
•debt or preferred membership interest issuances, including debt issuances to refund or retire currently outstanding or maturing indebtedness;
•capital contributions; and
•bank financing under new or existing facilities.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future. In addition to the financings necessary to meet capital requirements and contractual obligations, Entergy Mississippi expects to continue, when economically feasible, to retire higher-cost debt and replace it with lower-cost debt if market conditions permit.

All debt and preferred membership interest issuances by Entergy Mississippi require prior regulatory approval.  Debt issuances are also subject to issuance tests set forth in its bond indenture and other agreements.  Entergy Mississippi has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2021	2020	2019	2018
(In Thousands)
$40,456	($16,516)	$44,693	$41,380

See Note 4 to the financial statements for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in April 2022. No borrowings were outstanding under the credit facilities as of December 31, 2021.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of December 31, 2021, $9.3 million in MISO letters of credit and $1 million in non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Mississippi obtained authorization from the FERC through October 2023 for short-term borrowings not to exceed an aggregate amount of $200 million at any time outstanding and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Mississippi’s short-term borrowing limits.

Entergy Mississippi has $33 million in its storm reserve escrow account at December 31, 2021.

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that Entergy Mississippi charges for electricity significantly influence its financial position, results

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

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

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis
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

In June 2021, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2021 test year filing that resulted in a total rate increase of $48.2 million. Pursuant to the joint stipulation, Entergy Mississippi’s 2020 look-back filing reflected an earned return on rate base of 6.12% in calendar year 2020, which is below the look-back bandwidth, resulting in a $17.5 million increase in formula rate plan revenues on an interim basis through June 2022. This includes $1.7 million related to the Choctaw Generating Station and $3.7 million of COVID-19 non-bad debt expenses. See “COVID-19 Orders” below for additional discussion of provisions of the joint stipulation related to COVID-19 expenses. In June 2021 the MPSC approved the joint stipulation with rates effective for the first billing cycle of July 2021. In June 2021, Entergy Mississippi recorded regulatory credits of $19.9 million to reflect the effects of the joint stipulation.

2022 Formula Rate Plan Filing

Entergy Mississippi’s formula rate plan includes a look-back evaluation report filing in March 2022 that

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

will compare actual 2021 results to the performance-adjusted allowed return on rate base. In fourth quarter 2021, Entergy Mississippi recorded a regulatory asset of $19 million in connection with the look-back feature of the formula rate plan to reflect that the 2021 earned return was below the formula bandwidth.

COVID-19 Orders

In March 2020 the MPSC issued an order suspending disconnections for a period of sixty days. The MPSC extended the order on disconnections through May 26, 2020. In April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. In December 2020, Entergy Mississippi resumed disconnections for commercial, industrial, and governmental customers with past-due balances that have not made payment arrangements. In January 2021, Entergy Mississippi resumed disconnecting service for residential customers with past-due balances that had not made payment arrangements. Pursuant to the June 2021 MPSC order approving Entergy Mississippi’s 2021 formula rate plan filing, Entergy Mississippi stopped deferring COVID-19 non-bad debt expenses effective December 31, 2020 and included those expenses in the look-back filing for the 2021 formula rate plan test year. In the order, the MPSC also adopted Entergy Mississippi’s quantification and methodology for calculating COVID-19 incremental bad debt expenses and authorized Entergy Mississippi to continue deferring these bad debt expenses through December 2021. As of December 31, 2021, Entergy Mississippi had a regulatory asset of $15.0 million for costs associated with the COVID-19 pandemic.

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

In November 2021, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an under-recovery of approximately $80.6 million as of September 30, 2021. In December 2021, at the request of the MPSC, Entergy Mississippi submitted a proposal to mitigate the impact of rising fuel costs on customer bills during 2022. Entergy Mississippi proposed that the deferred fuel balance as of December 31, 2021, which was $121.9 million, be amortized over three years, and that the MPSC authorize Entergy Mississippi to apply its weighted-average cost of capital as the carrying cost for the unamortized fuel balance. In January 2022 the MPSC approved the amortization

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis
of $100 million of the deferred fuel balance over two years and authorized Entergy Mississippi to apply its weighted-average cost of capital as the carrying cost for the unamortized fuel balance. The MPSC approved the proposed energy cost factor effective for February 2022 bills.

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

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

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

Qualified Pension and Other Postretirement Benefits

Entergy Mississippi’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. See “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2022 Qualified Pension Cost	Impact on 2021 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$507	$11,348
Rate of return on plan assets	(0.25%)	$771	$—
Rate of increase in compensation	0.25%	$539	$2,523

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2022 Postretirement Benefit Cost	Impact on 2021 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$51	$1,876
Health care cost trend	0.25%	$71	$1,224

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Mississippi, LLC
Management’s Financial Discussion and Analysis

Costs and Employer Contributions

Total qualified pension cost for Entergy Mississippi in 2021 was $33.8 million, including $16.7 million in settlement costs. Entergy Mississippi anticipates 2022 qualified pension cost to be $13.7 million.  Entergy Mississippi contributed $13.7 million to its qualified pension plans in 2021 and estimates 2022 pension contributions will be approximately $12.9 million, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022.

Total postretirement health care and life insurance benefit income for Entergy Mississippi in 2021 was $4.7 million. Entergy Mississippi expects 2022 postretirement health care and life insurance benefit income of approximately $4.4 million. In 2021, Entergy Mississippi’s contributions (that is, contributions to the external trusts plus claims payments) were offset by trust claims reimbursements, resulting in a net reimbursement of $393 thousand. Entergy Mississippi estimates that 2022 contributions will be approximately $130 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy Mississippi, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Entergy Mississippi, LLC (the “Company”) as of December 31, 2021 and 2020, the related statements of income, cash flows and changes in member’s equity (pages 372 through 376 and applicable items in pages 49 through 233), for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
February 25, 2022

We have served as the Company’s auditor since 2001.

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)

OPERATING REVENUES
Electric	$1,406,346	$1,247,854	$1,323,043

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	181,511	187,087	277,425
Purchased power	298,034	240,471	284,492
Other operation and maintenance	298,129	288,543	266,175
Taxes other than income taxes	111,712	101,525	105,318
Depreciation and amortization	226,545	209,252	170,886
Other regulatory charges (credits) - net	5,913	(15,219)	14,993
TOTAL	1,121,844	1,011,659	1,119,289

OPERATING INCOME	284,502	236,195	203,754

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	8,101	6,726	8,356
Interest and investment income	53	272	1,412
Miscellaneous - net	(8,791)	(9,253)	(4,478)
TOTAL	(637)	(2,255)	5,290

INTEREST EXPENSE
Interest expense	75,124	68,945	61,785
Allowance for borrowed funds used during construction	(3,416)	(2,778)	(3,532)
TOTAL	71,708	66,167	58,253

INCOME BEFORE INCOME TAXES	212,157	167,773	150,791

Income taxes	45,323	27,190	30,866

NET INCOME	$166,834	$140,583	$119,925

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)

OPERATING ACTIVITIES
Net income	$166,834	$140,583	$119,925
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	226,545	209,252	170,886
Deferred income taxes, investment tax credits, and non-current taxes accrued	64,868	36,827	32,547
Changes in assets and liabilities:
Receivables	10,260	(1,889)	(17,245)
Fuel inventory	6,806	(1,978)	(3,208)
Accounts payable	27,068	22,794	(226)
Taxes accrued	(1,811)	17,423	13,109
Interest accrued	(3,606)	1,989	(1,331)
Deferred fuel costs	(136,569)	(55,711)	78,418
Other working capital accounts	(9,522)	630	(5,557)
Provisions for estimated losses	(8,476)	(3,517)	(1,121)
Other regulatory assets	4,909	(89,369)	(34,923)
Other regulatory liabilities	21,930	(18,672)	(21,524)
Pension and other postretirement liabilities	(51,828)	11,319	6,534
Other assets and liabilities	33,552	30,633	3,668
Net cash flow provided by operating activities	350,960	300,314	339,952
INVESTING ACTIVITIES
Construction expenditures	(654,352)	(555,287)	(432,600)
Allowance for equity funds used during construction	8,101	6,726	8,356
Changes in money pool receivable - net	(40,456)	44,692	(3,313)
Payment for purchase of plant or assets	—	(28,612)	(305,472)
Other	53	1,719	(655)
Net cash flow used in investing activities	(686,654)	(530,762)	(733,684)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	398,284	165,385	437,153
Retirement of long-term debt	—	—	(150,000)
Changes in money pool payable - net	(16,516)	16,516	—
Capital contributions from parent	—	—	130,000
Distributions/dividends paid:
Common equity	—	(10,000)	—
Other	1,535	6,964	(8,774)
Net cash flow provided by financing activities	383,303	178,865	408,379
Net increase (decrease) in cash and cash equivalents	47,609	(51,583)	14,647
Cash and cash equivalents at beginning of period	18	51,601	36,954
Cash and cash equivalents at end of period	$47,627	$18	$51,601
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$76,245	$64,536	$60,533
Income taxes	($19,672)	($8,084)	($12,204)
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS

	December 31,
	2021	2020
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$29	$11
Temporary cash investments	47,598	7
Total cash and cash equivalents	47,627	18
Accounts receivable:
Customer	84,048	105,732
Allowance for doubtful accounts	(7,209)	(19,527)
Associated companies	42,994	2,740
Other	14,609	11,821
Accrued unbilled revenues	56,034	59,514
Total accounts receivable	190,476	160,280
Deferred fuel costs	121,878	—
Fuel inventory - at average cost	10,311	17,117
Materials and supplies - at average cost	69,639	59,542
Prepayments and other	6,394	4,876
TOTAL	446,325	241,833

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,527	4,543
Escrow accounts	48,886	64,635
TOTAL	53,413	69,178

UTILITY PLANT
Electric	6,613,109	6,084,730
Construction work in progress	95,452	134,854
TOTAL UTILITY PLANT	6,708,561	6,219,584
Less - accumulated depreciation and amortization	2,127,590	2,005,087
UTILITY PLANT - NET	4,580,971	4,214,497

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	462,432	467,341
Other	14,248	14,413
TOTAL	476,680	481,754

TOTAL ASSETS	$5,557,389	$5,007,262

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2021	2020
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$42,929	$61,727
Other	113,000	117,629
Customer deposits	86,167	86,200
Taxes accrued	106,273	108,084
Interest accrued	17,283	20,889
Deferred fuel costs	—	14,691
Other	36,731	34,270
TOTAL	402,383	443,490

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	720,097	646,674
Accumulated deferred investment tax credits	10,913	9,062
Regulatory liability for income taxes - net	212,445	224,000
Other regulatory liabilities	49,313	15,828
Asset retirement cost liabilities	10,315	9,762
Accumulated provisions	38,028	46,504
Pension and other postretirement liabilities	59,065	110,901
Long-term debt	2,179,989	1,780,577
Other	35,273	47,730
TOTAL	3,315,438	2,891,038

Commitments and Contingencies

EQUITY
Member's equity	1,839,568	1,672,734
TOTAL	1,839,568	1,672,734

TOTAL LIABILITIES AND EQUITY	$5,557,389	$5,007,262

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2021, 2020, and 2019

Member's Equity
(In Thousands)

Balance at December 31, 2018	$1,292,226
Net income	119,925
Capital contribution from parent	130,000
Balance at December 31, 2019	$1,542,151
Net income	140,583
Common equity distributions	(10,000)
Balance at December 31, 2020	$1,672,734
Net income	166,834
Balance at December 31, 2021	$1,839,568

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Ida

In August 2021, Hurricane Ida caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. The storm resulted in widespread power outages, including the loss of 100% of Entergy New Orleans’s load and damage to distribution and transmission infrastructure, including the loss of connectivity to the eastern interconnection. Total restoration costs for the repair and/or replacement of the electrical system damaged by Hurricane Ida are currently estimated to be approximately $200 million. Also, Entergy New Orleans’s revenues in 2021 were adversely affected by extended power outages resulting from the hurricane.

Entergy New Orleans has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy New Orleans recorded corresponding regulatory assets of approximately $80 million and construction work in progress of approximately $120 million. Entergy New Orleans recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. There are well-established mechanisms and precedent for addressing these catastrophic events and providing for recovery of prudently incurred storm costs in accordance with applicable regulatory and legal principles.

Entergy New Orleans is considering all available avenues to recover storm-related costs from Hurricane Ida, including federal government assistance and securitization financing. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. Entergy New Orleans believes its liquidity is sufficient to meet its current obligations. As of December 31, 2021, Entergy New Orleans has $42.9 million of cash and cash equivalents and the ability to borrow up to $150 million from the Entergy System money pool.

In September 2021 the City Council issued a number of resolutions associated with Hurricane Ida including: (1) a resolution initiating an investigation of Entergy New Orleans’s preparation for and response to Hurricane Ida and a statement that the City Council opposes recovery of Hurricane Ida costs unless it is demonstrated that any such restoration costs are unrelated to deficient maintenance practices; and (2) resolutions requesting that the LPSC and the FERC study the prudence of Entergy Louisiana’s transmission planning. Entergy New Orleans will oppose any attempt by the City Council to alter the legal standard in Louisiana that allows Entergy New Orleans to recover its prudently incurred hurricane restoration costs. Because storm cost recovery or financing will be subject to review by applicable regulatory authorities and Entergy New Orleans has not gone through the regulatory process regarding Hurricane Ida storm costs, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery. In February 2022, Entergy New Orleans filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization.

Results of Operations

2021 Compared to 2020

Net Income

Net income decreased $17.5 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expenses, a higher effective income tax rate, lower volume/weather, and lower other income. The decrease was partially offset by higher retail electric price.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2021 to 2020:

Amount
(In Millions)

2020 operating revenues	$633.8
Fuel, rider, and other revenues that do not significantly affect net income	102.4
Retail electric price	41.0
Volume/weather	(8.3)
2021 operating revenues	$768.9

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an interim increase in formula rate plan revenues resulting from the recovery of New Orleans Power Station costs, effective November 2020, and a rate increase effective November 2021 in accordance with the terms of the 2021 formula rate plan filing. See Note 2 to the financial statements for further discussion of the rate case resolution and the formula rate plan filing.

The volume/weather variance is primarily due to decreased residential and industrial usage, including the effect of Hurricane Ida in the third quarter 2021, and decreased usage during the unbilled sales period, partially offset by the effect of more favorable weather on residential sales. The decrease in industrial usage is primarily due to a decrease in demand from existing customers, primarily in the food products industry. See “Hurricane Ida” above for further discussion of the effects of Hurricane Ida.

Billed electric energy sales for Entergy New Orleans for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	2,258	2,294	(2)
Commercial	1,978	1,975	—
Industrial	415	423	(2)
Governmental	755	755	—
Total retail	5,406	5,447	(1)
Sales for resale:
Non-associated companies	2,369	1,969	20
Total	7,775	7,416	5

See Note 19 to the financial statements for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•an increase of $6.5 million in non-nuclear generation expenses primarily due to the timing of the scope of work performed during plant outages in 2021 as compared to 2020 and higher expenses associated with the New Orleans Power Station, which was placed in service in May 2020;
•an increase of $5.7 million in energy efficiency expenses due to the timing of recovery from customers;
•an increase of $2.5 million primarily due to an increase in contract costs related to customer solutions and sustainability initiatives, including customer service center support and enhanced customer billing; and
•an increase of $2.3 million in compensation and benefits costs in 2021 primarily due to lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs.

Taxes other than income taxes decreased primarily due to a decrease in ad valorem taxes.

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

The effective income tax rates were 15.7% for 2021 and (9.3%) for 2020. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy New Orleans’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for discussion of results of operations for 2020 compared to 2019.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$26	$6,017	$19,677

Net cash provided by (used in):
Operating activities	78,808	64,024	115,604
Investing activities	(169,920)	(220,845)	(204,310)
Financing activities	133,948	150,830	75,046
Net increase (decrease) in cash and cash equivalents	42,836	(5,991)	(13,660)

Cash and cash equivalents at end of period	$42,862	$26	$6,017

2021 Compared to 2020

Operating Activities

Net cash flow provided by operating activities increased $14.8 million in 2021 primarily due to:

•higher collections from customers;
•the timing of recovery of fuel and purchased power costs; and
•income tax refunds of $3.8 million received in 2021 compared to income tax payments of $3.4 million made in 2020, each in accordance with an intercompany income tax allocation agreement.

The increase was partially offset by the timing of payments to vendors and an increase of $20.6 million in storm spending in 2021, primarily due to Hurricane Ida restoration efforts. See “Hurricane Ida” above for discussion of hurricane restoration efforts.

Investing Activities

Net cash flow used in investing activities decreased $50.9 million in 2021 primarily due to $83 million in receipts from storm reserve escrow accounts in 2021 and a decrease of $54.3 million in non-nuclear generation construction expenditures primarily due to lower spending on the New Orleans Power Station and the New Orleans Solar Station projects.

The decrease was partially offset by:

•an increase of $74.2 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2021, partially offset by lower spending on advanced metering infrastructure. The increase in storm restoration spending is primarily due to Hurricane Ida restoration efforts. See “Hurricane Ida” above for discussion of hurricane restoration efforts; and
•money pool activity.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $36.4 million in 2021 compared to decreasing $5.2 million in 2020. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $16.9 million primarily due to a capital contribution of $60 million received from Entergy Corporation in November 2020 in order to maintain Entergy New Orleans’s capital structure and money pool activity. The decrease was partially offset by long-term debt activity providing $183.4 million of cash in 2021 compared to providing $138.9 million of cash in 2020 and repayments of long-term credit borrowings of $20 million in 2020.

Decreases in Entergy New Orleans’s payable to the money pool are a use of cash flow, and Entergy New Orleans’s payable to the money pool decreased $10.2 million in 2021 compared to increasing by $10.2 million in 2020.

See Note 5 to the financial statements for details on long-term debt.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy New Orleans’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for discussion of results of operations for 2020 compared to 2019.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the net issuance of long-term debt in 2021.

	December 31, 2021	December 31, 2020
Debt to capital	55.4%	51.5%
Effect of excluding securitization bonds	(1.0%)	(1.6%)
Debt to capital, excluding securitization bonds (a)	54.4%	49.9%
Effect of subtracting cash	(1.4%)	—%
Net debt to net capital, excluding securitization bonds (a)	53.0%	49.9%

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
Management’s Financial Discussion and Analysis

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
•debt maturities or retirements; and
•distribution and interest payments.

Following are the amounts of Entergy New Orleans’s planned construction and other capital investments.

	2022	2023	2024
	(In Millions)
Planned construction and capital investment:
Generation	$10	$—	$5
Transmission	25	20	15
Distribution	105	115	140
Utility Support	25	10	10
Total	$165	$145	$170

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy New Orleans includes generation projects to modernize, decarbonize, and diversify Entergy New Orleans’s portfolio; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

In addition to the planned spending in the table above, Entergy New Orleans also expects to pay for $95 million of capital investments in 2022 related to Hurricane Ida restoration work that has been accrued as of December 31, 2021.

Following are the amounts of Entergy New Orleans’s existing debt and lease obligations (includes estimated interest payments).

	2022	2023	2024	2025-2026	After 2026
	(In Millions)
Long-term debt (a)	$44	$211	$38	$214	$787
Operating leases (b)	$2	$1	$1	$1	$1
Finance leases (b)	$1	$1	$1	$1	$1

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy New Orleans currently expects to contribute approximately $922 thousand to its qualified pension plan and approximately $175 thousand to other postretirement health care and life insurance plans in 2022, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Entergy New Orleans has $154.6 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition, Entergy New Orleans enters into fuel and purchased power agreements that contain minimum purchase obligations. Entergy New Orleans has rate mechanisms in place to recover fuel, purchased power, and associated costs incurred under these purchase obligations. See Note 8 to the financial statements for discussion of Entergy New Orleans’s obligations under the Unit Power Sales Agreement.

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

Sources of Capital

Entergy New Orleans’s sources to meet its capital requirements include:

•internally generated funds;
•cash on hand;
•the Entergy System money pool;

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•storm reserve escrow accounts;
•debt and preferred membership interest issuances, including debt issuances to refund or retire currently outstanding or maturing indebtedness;
•capital contributions; and
•bank financing under new or existing facilities.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future. In addition to the financings necessary to meet capital requirements and contractual obligations, Entergy New Orleans expects to continue, when economically feasible, to retire higher-cost debt and replace it with lower-cost debt if market conditions permit.

All debt and common and preferred membership interest issuances by Entergy New Orleans require prior regulatory approval. Debt issuances are also subject to issuance tests set forth in its bond indenture and other agreements. Entergy New Orleans has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2021	2020	2019	2018
(In Thousands)
$36,410	($10,190)	$5,191	$22,016

See Note 4 to the financial statements for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of December 31, 2021, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2021, a $1 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy New Orleans obtained authorization from the FERC through October 2023 for short-term borrowings not to exceed an aggregate amount of $150 million at any time outstanding and long-term borrowings and securities issuances. See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized not only by the FERC, but also by the City Council, and the current City Council authorization extends through December 2023.

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

The resolution directed Entergy New Orleans to submit a compliance filing within 30 days of the date of the resolution to facilitate the eventual implementation of rates, including all necessary calculations and conforming rate schedules and riders. The electric formula rate plan rider includes, among other things, (1) a provision for forward-looking adjustments to include known and measurable changes realized up to 12 months after the evaluation period; (2) a decoupling mechanism; and (3) recognition that Entergy New Orleans is authorized to make an in-service adjustment to the formula rate plan to include the non-fuel cost of the New Orleans Power Station in rates, unless the two pending appeals in the New Orleans Power Station proceeding have not concluded. Under this circumstance, Entergy New Orleans shall be permitted to defer the New Orleans Power Station non-fuel costs, including the cost of capital, until Entergy New Orleans commences non-fuel cost recovery. After taking into account the requirements for submission of the compliance filing, the total annual revenue requirement reduction required by the resolution was refined to approximately $45 million ($42 million electric, including $29 million in rider reductions; $3 million gas). In January 2020 the City Council’s advisors found that the rates calculated by Entergy New Orleans and reflected in the December 2019 compliance filing should be implemented, except with respect to the City Council-approved energy efficiency cost recovery rider, which rider calculation should take into account events to be determined by the City Council in the future. On February 17, 2020, Entergy New Orleans filed with the City Council an agreement in principle between Entergy New Orleans and the City Council’s advisors. On February 20, 2020, the City Council voted to approve the proposed agreement in principle and issued

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

a resolution modifying the required treatment of certain accumulated deferred income taxes. As a result of the agreement in principle, the total annual revenue requirement reduction will be approximately $45 million ($42 million electric, including $29 million in rider reductions; and $3 million gas). Entergy New Orleans fully implemented the new rates in April 2020.

Commercial operation of the New Orleans Power Station commenced in May 2020. In accordance with the City Council resolution issued in the 2018 base rate case proceeding, Entergy New Orleans had been deferring the New Orleans Power Station non-fuel costs pending the conclusion of the appellate proceedings. In October 2020 the Louisiana Supreme Court denied all writ applications relating to the New Orleans Power Station. With those denials, Entergy New Orleans began recovering New Orleans Power Station costs in rates in November 2020. Entergy New Orleans is recovering the costs over a five-year period that began in November 2020. In December 2020 the Alliance for Affordable Energy and Sierra Club filed a joint motion with the City Council to institute a prudence review to investigate the costs of the New Orleans Power Station. On January 28, 2021, the City Council passed a resolution giving parties 30 days to respond to the motion. In March 2021, Entergy New Orleans filed a response to that motion stating that a prudence review is unnecessary given the New Orleans Power Station was constructed on budget and ahead of schedule. As of December 31, 2021 the regulatory asset for the deferral of New Orleans Power Station non-fuel costs was $4 million.

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

2021 Formula Rate Plan Filing

In July 2021, Entergy New Orleans submitted to the City Council its formula rate plan 2020 test year filing. The 2020 test year evaluation report produced an earned return on equity of 6.26% compared to the authorized return on equity of 9.35%. Entergy New Orleans sought approval of a $64 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula resulted in an increase in authorized electric revenues of $40 million and an increase in authorized gas revenues of $18.8 million. Entergy New Orleans also sought to commence collecting $5.2 million in electric revenues and $0.3 million in gas revenues that were previously approved by the City Council for collection through the formula rate plan. The filing was subject to review by the City Council and other parties over a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. In October 2021 the City Council’s advisors filed a 75-day report recommending a reduction of $10 million for electric revenues and a reduction of $4.5 million for gas revenues, along with one-time credits funded by certain electric regulatory liabilities currently held by Entergy New Orleans for customers. On October 26, 2021, Entergy New Orleans provided notice to the City Council that it intends to implement rates effective with the first billing cycle of November 2021, with such rates reflecting an amount agreed-upon by Entergy New Orleans including adjustments filed in the City Council’s 75-day report, per the approved process for formula rate plan implementation. The total formula rate plan increase implemented was $49.5 million, with an increase of $34.9 million in electric revenues and $14.6 million in gas revenues. Also, credits of $17.6 million

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

funded by certain regulatory liabilities currently held by Entergy New Orleans for customers will be issued over a five-month period from November 2021 through March 2022. Resulting rates went into effect with the first billing cycle of November 2021 pursuant to the formula rate plan tariff.

COVID-19 Orders

In March 2020, Entergy New Orleans voluntarily suspended customer disconnections for non-payment of utility bills through May 2020. Subsequently, the City Council ordered that the moratorium be extended to August 1, 2020. In May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. In January 2021, Entergy New Orleans resumed disconnecting service to commercial and small business customers with past-due balances that had not made payment arrangements. In February 2021 the City Council adopted a resolution suspending residential customer disconnections for non-payment of utility bills and suspending the assessment and accumulation of late fees on residential customers with past-due balances through May 15, 2021, which was not extended by the City Council. As of December 31, 2021, Entergy New Orleans had a regulatory asset of $17.4 million for costs associated with the COVID-19 pandemic.

In June 2020 the City Council established the City Council Cares Program and directed Entergy New Orleans to use the approximately $7 million refund received from the Entergy Arkansas opportunity sales FERC proceeding and approximately $15 million of non-securitized storm reserves to fund this program, which was intended to provide temporary bill relief to customers who become unemployed during the COVID-19 pandemic. The program was effective July 1, 2020, and offered qualifying residential customers bill credits of $100 per month for up to four months, for a maximum of $400 in residential customer bill credits. Credits of $4.3 million were applied to customer bills under the City Council Cares Program.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Renewable Portfolio Standard Rulemaking

In March 2019 the City Council initiated a rulemaking proceeding to consider whether to establish a renewable portfolio standard. The rulemaking will consider, among other issues, whether to adopt a renewable portfolio standard, whether such standard should be voluntary or mandatory, what kinds of technologies should qualify for inclusion in the rules, what level, if any, of renewable generation should be required, and whether penalties are an appropriate component of the proposed rules. Parties to the proceeding submitted initial comments in June 2019 and reply comments in July 2019. Entergy New Orleans recommended that the City Council adopt a voluntary clean energy standard of 70% of generation being clean energy by 2030, as so defined, which, in addition to renewable generation, would include nuclear, beneficial electrification, and demand-side management as compliant technologies. Several other industry leaders, academic researchers, and environmental advocates filed comments also supporting a clean energy standard. Other parties, including many representatives of the solar and wind industry, are recommending mandatory, renewables-only requirements of up to 100% renewable resources by 2040. In September 2019 the City Council advisors issued a report and recommendations, which also put forth three alternative rules for comment from the parties. Comments were submitted in October 2019 and replies were filed in November 2019. In March 2020 the City Council’s Utility Committee recommended a resolution for approval by the City Council that directed the City Council advisors to work toward development of a rule for enacting a Renewable and Clean Portfolio Standard. The four components of the Renewable and Clean Portfolio Standard that the City Council expressed a desire to implement are: (1) a mandatory requirement that Entergy New Orleans achieve 100% net zero carbon emissions by 2040; (2) reliance on renewable energy credits purchased without the associated energy for compliance with the standard being phased out over the ten-year period from 2040 to 2050; (3) no carbon-emitting resources in the portfolio of resources Entergy New Orleans uses to serve New Orleans by 2050; and (4) a mechanism to limit costs in any one plan year to no more than one percent of plan year total utility retail sales revenues. The City Council adopted the Utility Committee resolution in April 2020. The first technical meeting of the parties occurred in June 2020; a second technical meeting occurred in July 2020. In August 2020 the City Council advisors issued a final draft of the rules for review and comment from the parties before final rules are proposed for consideration by the City Council. Entergy New Orleans filed comments in September and October 2020. In February 2021 the City Council amended the proposed draft rules to exclude beneficial electrification and carbon capture from the technologies eligible for credit under the Renewable and Clean Portfolio Standard and opened a 30-day comment period regarding the proposed amendments. Under the

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

rule, however, these technologies can be approved by the City Council as a “qualified measure” on a case-by-case basis. The City Council approved the draft rule, as amended, in May 2021. In January 2022 the City Council issued a resolution requiring the City of New Orleans and the Sewerage and Water Board use 100% renewable power. The resolution accelerates the City Council’s Renewable and Clean Portfolio Standard goal of 100% carbon neutral by 2040 and carbon free by 2050. The resolution directs Entergy New Orleans to work with the City of New Orleans and the Sewerage and Water Board to develop details related to the new goal.

Load Shed Investigation

On February 16, 2021, due to high customer demand and limited generation, MISO issued an order requiring load-serving entities throughout its southern region to shed load to protect the integrity of the bulk electric system. Entergy New Orleans was required to shed load of at least 26 MW, but due to certain complications with its automated load shed program and certain load measurement issues, it inadvertently shed approximately 105 MW of load in its service area. The maximum time any customer was without power due to the load shed event was one hour and forty minutes. In late February 2021 the City Council ordered its advisors to conduct an investigation into the load shed event and to issue a report, which was completed and filed in April 2021. The report recommended that the City Council open an additional docket to determine whether any of Entergy New Orleans’s actions were imprudent. In May 2021 the City Council opened a docket directing its advisors to conduct a prudence investigation and determine whether financial and/or other penalties should be imposed by the City Council. In June 2021, Entergy New Orleans filed a response to the show cause docket that outlined how its response to Winter Storm Uri was reasonable under the circumstances. In November 2021 the City Council’s Advisors issued a report that criticized Entergy’s response to the winter storm, including the inadvertent shedding of 105MW of load and communications with customers. The advisors’ report, however, did not find that Entergy New Orleans was imprudent and did not recommend a fine under the circumstances. In February 2022 the City Council’s advisors presented to the City Council their report and investigative findings. While the presentation was critical, it recommended remedial actions to the load shedding process and did not recommend a finding of imprudence or a fine. Entergy New Orleans would oppose any attempt to levy a fine under the circumstances presented.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

System Resiliency and Storm Hardening

In October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. The docket will identify a plan for storm hardening and resiliency projects with other stakeholders. Entergy New Orleans’s response is due March 1, 2022. In February 2022, Entergy New Orleans filed with the City Council a request for an extension of time to file its response, until July 1, 2022. The hearing officer set a briefing schedule and is expected to rule on the motion before the March 1, 2022 deadline.

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

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Taxation and Uncertain Tax Positions

See “Taxation and Uncertain Tax Positions” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

Qualified Pension and Other Postretirement Benefits

Entergy New Orleans’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2022 Qualified Pension Cost	Impact on 2021 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$202	$5,196
Rate of return on plan assets	(0.25%)	$372	$—
Rate of increase in compensation	0.25%	$225	$987

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2022 Postretirement Benefit Cost	Impact on 2021 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$68	$878
Health care cost trend	0.25%	$80	$531

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy New Orleans in 2021 was $9.9 million, including $5.4 million in settlement costs. Entergy New Orleans anticipates 2022 qualified pension cost to be $3 million.  Entergy New Orleans contributed $5.4 million to its qualified pension plans in 2021 and estimates 2022 pension contributions will be approximately $922 thousand, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022.

Total postretirement health care and life insurance benefit income for Entergy New Orleans in 2021 was $6.4 million.  Entergy New Orleans expects 2022 postretirement health care and life insurance benefit income of approximately $6.7 million.  Entergy New Orleans contributed $126 thousand to its other postretirement plans in 2021 and estimates 2022 contributions will be approximately $175 thousand.

Entergy New Orleans, LLC and Subsidiaries
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the member and Board of Directors of
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy New Orleans, LLC and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, cash flows, and changes in member’s equity (pages 395 through 400 and applicable items in pages 49 through 233), for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs, including major storm restoration costs, and refunds to customers. Auditing management’s judgments regarding the outcome of future decisions by the City Council and the FERC, involved especially subjective judgment and specialized knowledge of accounting for rate regulation and the rate setting process.

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
•For regulatory matters in process, including major storm restoration costs, we inspected the Company’s filings with the City Council and the FERC, including the base rate case filing, and considered the filings with the City Council and the FERC by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•We obtained an analysis from management and support from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order, including major storm restoration costs, to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2022

We have served as the Company’s auditor since 2001.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)

OPERATING REVENUES
Electric	$672,231	$560,632	$594,417
Natural gas	96,621	73,209	91,806
TOTAL	768,852	633,841	686,223

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	150,018	76,781	105,217
Purchased power	268,568	243,572	258,306
Other operation and maintenance	145,377	125,756	121,057
Taxes other than income taxes	53,569	57,454	55,270
Depreciation and amortization	73,480	64,012	56,072
Other regulatory charges (credits) - net	13,177	1,854	21,616
TOTAL	704,189	569,429	617,538

OPERATING INCOME	64,663	64,412	68,685

OTHER INCOME
Allowance for equity funds used during construction	2,371	6,339	9,941
Interest and investment income	48	120	428
Miscellaneous - net	(1,240)	316	(6,038)
TOTAL	1,179	6,775	4,331

INTEREST EXPENSE
Interest expense	29,164	29,105	24,463
Allowance for borrowed funds used during construction	(1,056)	(3,049)	(4,262)
TOTAL	28,108	26,056	20,201

INCOME BEFORE INCOME TAXES	37,734	45,131	52,815

Income taxes	5,936	(4,207)	186

NET INCOME	$31,798	$49,338	$52,629

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$31,798	$49,338	$52,629
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	73,480	64,012	56,072
Deferred income taxes, investment tax credits, and non-current taxes accrued	12,573	3,938	21,350
Changes in assets and liabilities:
Receivables	(42,612)	(12,003)	(9,372)
Fuel inventory	(967)	(58)	(387)
Accounts payable	22,457	5,582	(5,571)
Taxes accrued	(315)	398	234
Interest accrued	(104)	1,179	550
Deferred fuel costs	9,737	(7,048)	3,630
Other working capital accounts	(3,233)	(13,156)	5,021
Provisions for estimated losses	(83,569)	1,356	1,948
Other regulatory assets	18,173	(7,427)	(29,567)
Other regulatory liabilities	4,985	(4,728)	(22,105)
Pension and other postretirement liabilities	(32,144)	(14,063)	(14,624)
Other assets and liabilities	68,549	(3,296)	55,796
Net cash flow provided by operating activities	78,808	64,024	115,604
INVESTING ACTIVITIES
Construction expenditures	(220,284)	(228,983)	(229,560)
Allowance for equity funds used during construction	2,371	6,339	9,941
Payment for purchase of assets	—	(1,584)	—
Changes in money pool receivable - net	(36,410)	5,191	16,825
Payments to storm reserve escrow account	(7)	(433)	(1,752)
Receipts from storm reserve escrow account	83,045	—	—
Changes in securitization account	1,365	(1,375)	236
Net cash flow used in investing activities	(169,920)	(220,845)	(204,310)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	183,403	138,925	113,876
Retirement of long-term debt	(36,873)	(56,593)	(35,376)
Repayment of long-term payable due to associated company	(1,618)	(1,838)	(1,979)
Capital contributions from parent	—	60,000	—
Changes in money pool payable - net	(10,190)	10,190	—
Other	(774)	146	(1,475)
Net cash flow provided by financing activities	133,948	150,830	75,046
Net increase (decrease) in cash and cash equivalents	42,836	(5,991)	(13,660)
Cash and cash equivalents at beginning of period	26	6,017	19,677
Cash and cash equivalents at end of period	$42,862	$26	$6,017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$28,009	$26,673	$22,873
Income taxes	($3,839)	$3,392	($5,310)
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2021	2020
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$26	$26
Temporary cash investments	42,836	—
Total cash and cash equivalents	42,862	26
Securitization recovery trust account	1,999	3,364
Accounts receivable:
Customer	69,902	70,694
Allowance for doubtful accounts	(13,282)	(17,430)
Associated companies	74,146	2,381
Other	13,668	4,248
Accrued unbilled revenues	25,550	31,069
Total accounts receivable	169,984	90,962
Deferred fuel costs	—	2,130
Fuel inventory - at average cost	2,945	1,978
Materials and supplies - at average cost	19,216	16,550
Prepayments and other	5,428	3,715
TOTAL	242,434	118,725

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	—	83,038
TOTAL	1,016	84,054

UTILITY PLANT
Electric	1,976,202	1,821,638
Natural gas	373,983	348,024
Construction work in progress	22,199	12,460
TOTAL UTILITY PLANT	2,372,384	2,182,122
Less - accumulated depreciation and amortization	774,309	740,796
UTILITY PLANT - NET	1,598,075	1,441,326

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $25,761 as of December 31, 2021 and $35,559 as of December 31, 2020)	248,617	266,790
Other	56,101	23,931
TOTAL	308,798	294,801

TOTAL ASSETS	$2,150,323	$1,938,906

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2021	2020
	(In Thousands)

CURRENT LIABILITIES
Payable due to associated company	$1,326	$1,618
Accounts payable:
Associated companies	45,057	54,234
Other	146,921	60,766
Customer deposits	28,539	27,912
Taxes accrued	4,385	4,700
Interest accrued	7,991	8,095
Deferred fuel costs	7,607	—
Current portion of unprotected excess accumulated deferred income taxes	1,906	3,296
Other	6,204	5,462
TOTAL CURRENT LIABILITIES	249,936	166,083

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	365,384	338,714
Accumulated deferred investment tax credits	16,306	16,095
Regulatory liability for income taxes - net	40,589	55,675
Asset retirement cost liabilities	4,032	3,768
Accumulated provisions	6,329	89,898
Long-term debt (includes securitization bonds of $29,661 as of December 31, 2021 and $41,291 as of December 31, 2020)	777,254	629,704
Long-term payable due to associated company	9,585	10,911
Other	42,193	21,141
TOTAL NON-CURRENT LIABILITIES	1,261,672	1,165,906

Commitments and Contingencies

EQUITY
Member's equity	638,715	606,917
TOTAL	638,715	606,917

TOTAL LIABILITIES AND EQUITY	$2,150,323	$1,938,906

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2021, 2020, and 2019

Member’s Equity
(In Thousands)

Balance at December 31, 2018	$444,950
Net income	52,629
Balance at December 31, 2019	$497,579
Net income	49,338
Capital contributions from parent	60,000
Balance at December 31, 2020	$606,917
Net income	31,798
Balance at December 31, 2021	$638,715

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

2021 Compared to 2020

Net Income

Net income increased $13.8 million primarily due to higher retail electric price and higher volume/weather. The increase was partially offset by higher depreciation and amortization expenses, lower other income, higher other operation and maintenance expenses, higher taxes other than income taxes, and a higher effective income tax rate.

Operating Revenues

Following is an analysis of the change in operating revenues comparing 2021 to 2020.

Amount
(In Millions)

2020 operating revenues	$1,587.1
Fuel, rider, and other revenues that do not significantly affect net income	175.3
Retail electric price	123.2
Volume/weather	16.9
2021 operating revenues	$1,902.5

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to the implementation of the generation cost recovery rider, which includes the first-year revenue requirement for the Montgomery County Power Station, effective January 2021, an increase in the transmission cost recovery factor rider effective March 2021, and an increase in the distribution cost recovery factor rider effective March 2021. See Note 2 to the financial statements for further discussion of the generation cost recovery rider and transmission and distribution cost recovery factor rider filings.

The volume/weather variance is primarily due to an increase of 1,002 GWh, or 5%, in billed electricity usage, including an increase in industrial and commercial usage and the effect of more favorable weather on residential sales, partially offset by a decrease in weather-adjusted residential usage. The increase in industrial usage is primarily due to an increase in demand from expansion projects, primarily in the transportation and chemicals industries, and an increase in demand from cogeneration customers. The increase in commercial usage is primarily due to reduced impacts from the COVID-19 pandemic on businesses as compared to prior year. The decrease in weather-adjusted residential usage is primarily due to the impact that the COVID-19 pandemic had on prior year usage.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Billed electric energy sales for Entergy Texas for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020	% Change
	(GWh)
Residential	6,201	6,146	1
Commercial	4,494	4,386	2
Industrial	8,729	7,885	11
Governmental	255	260	(2)
Total retail	19,679	18,677	5
Sales for resale:
Associated companies	1,364	1,203	13
Non-associated companies	1,008	810	24
Total	22,051	20,690	7

See Note 19 to the financial statements for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $15.4 million in non-nuclear generation expenses primarily due to higher expenses associated with the Montgomery County Power Station, which began commercial operation in January 2021, and a higher scope of work performed during outages in 2021 as compared to 2020;
•an increase of $4.3 million primarily due to an increase in contract costs related to customer solutions and sustainability initiatives, including customer service center support and enhanced customer billing;
•an increase of $4.2 million in distribution operations expenses primarily due to higher contractor costs and higher reliability costs;
•an increase of $4.1 million in compensation and benefits costs in 2021 primarily due to higher incentive-based compensation accruals in 2021 as compared to prior year, lower healthcare claims activity in 2020 as a result of the COVID-19 pandemic, an increase in healthcare cost rates, and an increase in net periodic pension and other postretirement benefits costs as a result of a decrease in the discount rate used to value the benefit liabilities. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs; and
•an increase of $2.1 million as a result of the amount of transmission costs allocated by MISO.

The increase was partially offset by a decrease of $5.2 million in meter reading expenses as a result of the deployment of advanced metering systems.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes, a sales tax audit assessment in 2021, and an increase in local franchise taxes. Ad valorem taxes increased as a result of higher assessments, primarily due to the addition of the Montgomery County Power Station. Local franchise taxes increased as a result of higher retail revenues in 2021 as compared to 2020.

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

The effective income tax rates were 10% for 2021 and 1.4% for 2020. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of Entergy Texas’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for discussion of results of operations for 2020 compared to 2019.

Liquidity and Capital Resources

Cash Flow

    Cash flows for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$248,596	$12,929	$56

Net cash provided by (used in):
Operating activities	356,933	375,325	286,739
Investing activities	(647,271)	(848,648)	(878,280)
Financing activities	41,770	708,990	604,414
Net increase (decrease) in cash and cash equivalents	(248,568)	235,667	12,873

Cash and cash equivalents at end of period	$28	$248,596	$12,929

2021 Compared to 2020

Operating Activities

Net cash flow provided by operating activities decreased $18.4 million in 2021 primarily due to:

•increased fuel costs, including those related to Winter Storm Uri, and the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery;
•the timing of payments to vendors; and
•an increase of $14.8 million in income taxes paid in 2021. The estimated income tax payments made in 2020 were offset by refunds received in accordance with an intercompany income tax allocation agreement.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The decrease was offset by higher collections from customers and a decrease of approximately $13 million in storm spending in 2021, primarily due to increased spending on Hurricane Laura restoration efforts in 2020.

Investing Activities

Net cash flow used in investing activities decreased $201.4 million in 2021 primarily due to:

•a decrease of $128.8 million in non-nuclear generation construction expenditures primarily due to higher spending in 2020 on the Montgomery County Power Station project, partially offset by a higher scope of work performed during outages in 2021 as compared to 2020;
•a decrease of $94 million in transmission construction expenditures primarily due to a lower scope of work on projects performed in 2021 as compared to 2020; and
•the sale of a 7.56% partial interest in the Montgomery County Power Station in June 2021 for approximately $67.9 million. See Note 14 to the financial statements for further discussion of the transaction.

The decrease was partially offset by:

•an increase of $27.6 million in distribution construction expenditures primarily due to increased spending on the reliability and infrastructure of the distribution system and higher capital expenditures for storm restoration in 2021, partially offset by lower spending in 2021 on advanced metering infrastructure; and
•the purchase of the Hardin County Peaking Facility in June 2021 for approximately $36.7 million. See Note 14 to the financial statements for further discussion of the Hardin County Peaking Facility purchase.

Financing Activities

Net cash flow provided by financing activities decreased $667.2 million in 2021 primarily due to:

•the issuances of $175 million of 3.55% Series mortgage bonds in March 2020 and $600 million of 1.75% Series mortgage bonds in October 2020;
•the repayment, prior to maturity, of $125 million of 2.55% Series mortgage bonds in May 2021 and the repayment, at maturity, of $75 million of 4.10% Series mortgage bonds in September 2021; and
•capital contributions of $95 million received from Entergy Corporation in 2021 in order to maintain Entergy Texas’s capital structure and in anticipation of various upcoming capital expenditures as compared to a capital contribution of $175 million received from Entergy Corporation in 2020 in anticipation of upcoming expenditures, including Montgomery County Power Station.

The decrease was partially offset by:

•the repayment of $135 million of 5.625% Series mortgage bonds in November 2020;
•the issuance of $130 million of 1.50% Series mortgage bonds in August 2021;
•money pool activity; and
•the payment of $30 million of common stock dividends in 2020. No common stock dividends were paid in 2021 in order to maintain Entergy Texas’s capital structure.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased $79.6 million in 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 5 to the financial statements for further details of long-term debt.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of Entergy Texas’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for discussion of operating, investing, and financing cash flow activities for 2020 compared to 2019.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to the net repayment of long-term debt in 2021 and the $95 million in capital contributions received from Entergy Corporation in 2021.

	December 31, 2021	December 31, 2020
Debt to capital	48.7%	53.7%
Effect of excluding securitization bonds	(0.5%)	(1.3%)
Debt to capital, excluding securitization bonds (a)	48.2%	52.4%
Effect of subtracting cash	—%	(2.7%)
Net debt to net capital, excluding securitization bonds (a)	48.2%	49.7%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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
•working capital purposes, including the financing of fuel and purchased power costs; and
•dividend and interest payments.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Texas’s planned construction and other capital investments.

	2022	2023	2024
	(In Millions)
Planned construction and capital investment:
Generation	$90	$195	$470
Transmission	110	180	195
Distribution	260	380	350
Utility Support	70	70	40
Total	$530	$825	$1,055

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Texas includes generation projects to modernize, decarbonize, and diversify Entergy Texas’s portfolio, such as the Orange County Advanced Power Station; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Following are the amounts of Entergy Texas’s existing debt and lease obligations (includes estimated interest payments).

	2022	2023	2024	2025-2026	After 2026
	(In Millions)
Long-term debt (a)	$133	$133	$77	$284	$3,088
Operating leases (b)	$5	$4	$3	$3	$1
Finance leases (b)	$2	$2	$1	$2	$1

(a)Long-term debt is discussed in Note 5 to the financial statements.
(b)Lease obligations are discussed in Note 10 to the financial statements.

Other Obligations

Entergy Texas expects to contribute approximately $1.9 million to its qualified pension plans and approximately $66 thousand to other postretirement health care and life insurance plans in 2022, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Entergy Texas has $11.6 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition, Entergy Texas enters into fuel and purchased power agreements that contain minimum purchase obligations. Entergy Texas has rate mechanisms in place to recover fuel, purchased power, and associated costs incurred under these purchase obligations.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
As a subsidiary, Entergy Texas dividends its earnings to Entergy Corporation at a percentage determined monthly.

Liberty County Solar Facility

In September 2020, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to acquire the 100 MW Liberty County Solar Facility and a determination that Entergy Texas’s acquisition of the facility through a tax equity partnership is in the public interest. In its preliminary order, the PUCT determined that, in considering Entergy Texas’s application, it would not specifically address whether Entergy Texas’s use of a tax equity partnership is in the public interest. In March 2021 intervenors and PUCT staff filed testimony, and Entergy Texas filed rebuttal testimony in April 2021. A hearing on the merits was held in April 2021. In July 2021 the presiding ALJs issued a proposal for decision recommending that the PUCT deny the certification requested in the application. In October 2021 the PUCT issued an order adopting the ALJs’ proposal for decision and denying Entergy Texas’s application. Following review of the order and without receipt of required regulatory approval by the PUCT, Entergy Texas is not proceeding with the acquisition of the Liberty County Solar Facility. Entergy Texas recorded a write-off of $2.5 million in the fourth quarter of 2021 related to the Liberty County Solar Facility project.

Orange County Advanced Power Station

In September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined-cycle combustion turbine facility to be located in Bridge City, Texas at an expected total cost of $1.2 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. In December 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A hearing on the merits is scheduled for April 2022. A final order by the PUCT is expected in September 2022. Subject to receipt of required regulatory approvals and other conditions, the facility is expected to be in-service by May 2026.

Sources of Capital

Entergy Texas’s sources to meet its capital requirements include:

•internally generated funds;
•cash on hand;
•the Entergy System money pool;
•debt or preferred stock issuances, including debt issuances to refund or retire currently outstanding or maturing indebtedness;
•capital contributions; and
•bank financing under new or existing facilities.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future. In addition to the financings necessary to meet capital requirements and contractual obligations, Entergy Texas expects to continue, when economically feasible, to retire higher-cost debt and replace it with lower-cost debt if market conditions permit.

All debt and common and preferred stock issuances by Entergy Texas require prior regulatory approval. Debt issuances are also subject to issuance tests set forth in its bond indenture and other agreements. Entergy Texas has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Texas’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2021	2020	2019	2018
(In Thousands)
($79,594)	$4,601	$11,181	($22,389)

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in June 2026. The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of December 31, 2021, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility. In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2021, $79.6 million in letters of credit were outstanding under Entergy Texas’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Texas obtained authorizations from the FERC through October 2023 for short-term borrowings, not to exceed an aggregate amount of $200 million at any time outstanding, and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Texas’s short-term borrowing limits.

Hurricane Laura, Hurricane Delta, and Winter Storm Uri

In August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to distribution and transmission infrastructure, and the loss of sales during the power outages. In April 2021, Entergy Texas filed an application with the PUCT requesting a determination that approximately $250 million of system restoration costs associated with Hurricane Laura, Hurricane Delta, and Winter Storm Uri, including approximately $200 million in capital costs and approximately $50 million in non-capital costs, were reasonable and necessary to enable Entergy Texas to restore electric service to its customers and Entergy Texas’s electric utility infrastructure. The filing also included the projected balance of approximately $13 million of a regulatory asset containing previously approved system restoration costs related to Hurricane Harvey. In September 2021 the parties filed an unopposed settlement agreement, pursuant to which Entergy Texas removed from the amount to be securitized approximately $4.3 million that will instead be charged to its storm reserve, $5 million related to no particular issue, of which Entergy Texas would be permitted to seek recovery in a future proceeding, and approximately $300 thousand related to attestation costs. In December 2021 the PUCT issued an order approving the unopposed settlement and determining system restoration costs of $243 million related to Hurricane Laura, Hurricane Delta, and Winter Storm Uri and the $13 million projected remaining balance of the Hurricane Harvey system restoration costs were eligible for securitization. The order also determines that Entergy Texas can recover carrying costs on the system restoration costs related to Hurricane Laura, Hurricane Delta, and Winter Storm Uri.

In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of the system restoration costs that are the subject of the April 2021 application. In November 2021 the parties filed an unopposed settlement agreement supporting the issuance of a financing order consistent with Entergy Texas’s application and with minor adjustments to certain upfront and ongoing costs to be incurred to facilitate the issuance and serving of system restoration bonds. In January 2022 the PUCT issued a financing order consistent with the unopposed settlement.

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

Filings with the PUCT and Texas Cities

2018 Rate Case

In May 2018, Entergy Texas filed a base rate case with the PUCT seeking an increase in base rates and rider rates of approximately $166 million, of which $48 million was associated with moving costs then being collected through riders into base rates such that the total incremental revenue requirement increase was approximately $118 million. The base rate case was based on a 12-month test year ending December 31, 2017. In addition, Entergy Texas included capital additions placed into service for the period of April 1, 2013 through December 31, 2017, as well as a post-test year adjustment to include capital additions placed in service by June 30, 2018.

In October 2018 the parties filed an unopposed settlement resolving all issues in the proceeding and a motion for interim rates effective for usage on and after October 17, 2018. The unopposed settlement reflected the following terms: a base rate increase of $53.2 million (net of costs realigned from riders and including updated depreciation rates), a $25 million refund to reflect the lower federal income tax rate applicable to Entergy Texas from January 25, 2018 through the date new rates were implemented, $6 million of capitalized skylining tree hazard costs will not be recovered from customers, $242.5 million of protected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through base rates under the average rate assumption method over the lives of the associated assets, and $185.2 million of unprotected excess accumulated deferred income taxes, which includes a tax gross-up, will be returned to customers through a rider. The unprotected excess accumulated deferred income taxes rider will include carrying charges and will be in effect over a period of 12 months for large customers and over a period of four years for other customers. The settlement also provided for the deferral of $24.5 million of costs associated with the remaining book value of the Neches and Sabine 2 plants, previously taken out of service, to be recovered over a ten-year period and the deferral of $20.5 million of costs associated with Hurricane Harvey to be recovered over a 12-year period, each beginning in October 2018. The settlement provided final resolution of all issues in the matter, including those related to the Tax Cuts and Jobs Act. In October 2018 the ALJ granted the unopposed motion for interim rates to be effective for service rendered on or after October 17, 2018. In December 2018 the PUCT issued an order approving the unopposed settlement.

Distribution Cost Recovery Factor (DCRF) Rider

In March 2019, Entergy Texas filed with the PUCT a request to set a new DCRF rider. The new DCRF rider was designed to collect approximately $3.2 million annually from Entergy Texas’s retail customers based on its capital invested in distribution between January 1, 2018 and December 31, 2018. In September 2019 the PUCT issued an order approving rates, which had been effective on an interim basis since June 2019, at the level proposed in Entergy Texas’s application.

In March 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $23.6 million annually, or $20.4 million in incremental annual DCRF revenue beyond Entergy Texas’s then-effective DCRF rider, based on its capital invested in distribution between January 1, 2019 and December 31, 2019. In May and June 2020 intervenors filed testimony recommending reductions in Entergy Texas’s annual revenue requirement of approximately $0.3 million and $4.1 million. The parties briefed the contested issues in this matter and a proposal for decision was issued in September 2020 recommending a $4.1 million revenue reduction related to non-advanced metering system meters included in the DCRF calculation. The parties filed exceptions to the proposal for decision and replies to

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

those exceptions in September 2020. In October 2020 the PUCT issued a final order approving a $16.3 million incremental annual DCRF revenue increase.

In October 2020, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $26.3 million annually, or $6.8 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between January 1, 2020 and August 31, 2020. In February 2021 the ALJ with the State Office of Administrative Hearings approved Entergy Texas's agreed motion for interim rates, which went into effect in March 2021. In March 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding. In May 2021 the PUCT issued an order approving the settlement.

In August 2021, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $40.2 million annually, or $13.9 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between September 1, 2020 and June 30, 2021. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in December 2021. In December 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding, including a motion for interim rates to take effect for usage on and after January 24, 2022. Also, in December 2021, the ALJ with the State Office of Administrative Hearings issued an order granting the motion for interim rates, which went into effect in January 2022, admitting evidence, and remanding the proceeding to the PUCT to consider the settlement.

Transmission Cost Recovery Factor (TCRF) Rider

In December 2018, Entergy Texas filed with the PUCT a request to set a new TCRF rider. The new TCRF rider was designed to collect approximately $2.7 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and September 30, 2018. In April 2019 parties filed testimony proposing a load growth adjustment, which would fully offset Entergy Texas’s proposed TCRF revenue requirement. In July 2019 the PUCT granted Entergy Texas’s application as filed to begin recovery of the requested $2.7 million annual revenue requirement, rejecting opposing parties’ proposed adjustment; however, the PUCT found that the question of prudence of the actual investment costs should be determined in Entergy Texas’s next rate case similar to the procedure used for the costs recovered through the DCRF rider. In October 2019 the PUCT issued an order on a motion for rehearing, clarifying and affirming its prior order granting Entergy Texas’s application as filed. Also in October 2019 a second motion for rehearing was filed, and Entergy Texas filed a response in opposition to the motion. The second motion for rehearing was overruled by operation of law. In December 2019, Texas Industrial Energy Consumers filed an appeal to the PUCT order in district court alleging that the PUCT erred in declining to apply a load growth adjustment.

In August 2019, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The amended TCRF rider was designed to collect approximately $19.4 million annually from Entergy Texas’s retail customers based on its capital invested in transmission between January 1, 2018 and June 30, 2019, which is $16.7 million in incremental annual revenue above the $2.7 million approved in the prior pending TCRF proceeding. In January 2020 the PUCT issued an order approving an unopposed settlement providing for recovery of the requested revenue requirement. Entergy Texas implemented the amended rider beginning with bills covering usage on and after January 23, 2020.

In October 2020, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $51 million annually, or $31.6 million in incremental annual revenues beyond Entergy Texas’s then-effective TCRF rider based on its capital invested in transmission between July 1, 2019 and August 31, 2020. In March 2021 the parties filed an unopposed

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis
settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2021 and resolving all issues in the proceeding. In March 2021 the ALJ granted the motion for interim rates, admitted evidence, and remanded the case to the PUCT for consideration of a final order at a future open meeting. In June 2021 the PUCT issued an order approving the settlement.

In October 2021, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $66.1 million annually, or $15.1 million in incremental annual revenues beyond Energy Texas’s currently effective TCRF rider based on its capital invested in transmission between September 1, 2020 and July 31, 2021 and changes in approved transmission charges. In January 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In February 2022 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2022. In February 2022 the ALJ granted the motion for interim rates, admitted evidence, and remanded the case to the PUCT for consideration of a final order at a future open meeting.

Generation Cost Recovery Rider

In October 2020, Entergy Texas filed an application to establish a generation cost recovery rider with an initial annual revenue requirement of approximately $91 million to begin recovering a return of and on its generation capital investment in the Montgomery County Power Station through August 31, 2020. In December 2020, Entergy Texas filed an unopposed settlement supporting a generation cost recovery rider with an annual revenue requirement of approximately $86 million. The settlement revenue requirement was based on a depreciation rate intended to fully depreciate Montgomery County Power Station over 38 years and the removal of certain costs from Entergy Texas’s request. Under the settlement, Entergy Texas retained the right to propose a different depreciation rate and seek recovery of a majority of the costs removed from its request in its next base rate proceeding. On January 14, 2021, the PUCT approved the generation cost recovery rider settlement rates on an interim basis and abated the proceeding. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include investment in Montgomery County Power Station after August 31, 2020. In April 2021 the ALJ issued an order unabating the proceeding and in May 2021 the ALJ issued an order finding Entergy Texas’s application and notice of the application to be sufficient. In May 2021, Entergy Texas filed an amendment to the application to reflect the PUCT’s approval of the sale of a 7.56% partial interest in the Montgomery County Power Station to East Texas Electric Cooperative, Inc., which closed in June 2021. In June 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2021 the ALJ with the State Office of Administrative Hearings adopted a procedural schedule setting a hearing on the merits for September 2021. In July 2021 the parties filed a motion to abate the procedural schedule noting they had reached an agreement in principle and to allow the parties time to finalize a settlement agreement, which motion was granted by the ALJ. In October 2021, Entergy Texas filed on behalf of the parties an unopposed settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $88.3 million related to Entergy Texas’s investment in the Montgomery County Power Station through January 1, 2021, with Entergy Texas able to seek recovery of the remainder of its investment in its next base rate case. Also in October 2021 the ALJ granted a motion to admit evidence and remand the proceeding to the PUCT. In January 2022 the PUCT issued an order approving the unopposed settlement.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in April 2022. In January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

cost recovery rider settlement approved by the PUCT in January 2022. See Note 14 to the financial statements for further discussion of the Hardin County Peaking Facility purchase.

COVID-19 Orders

In March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. In March 2020 the PUCT ordered a moratorium on disconnections for nonpayment for all customer classes, but, in April 2020, revised the disconnect moratorium to apply only to residential customers. The PUCT allowed the moratorium to expire on June 13, 2020, but on July 17, 2020, the PUCT re-established the disconnect moratorium for residential customers until August 31, 2020. In January 2021, Entergy Texas resumed disconnections for customers with past-due balances that have not made payment arrangements. As of December 31, 2021, Entergy Texas had a regulatory asset of $11.7 million for costs associated with the COVID-19 pandemic.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Taxation and Uncertain Tax Positions

See “Taxation and Uncertain Tax Positions” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

Qualified Pension and Other Postretirement Benefits

Entergy Texas’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries’ Management’s Financial Discussion and Analysis for further discussion. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension and qualified projected benefit obligation cost to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2022 Qualified Pension Cost	Impact on 2021 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$363	$9,007
Rate of return on plan assets	(0.25%)	$727	$—
Rate of increase in compensation	0.25%	$406	$1,797

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2022 Postretirement Benefit Cost	Impact on 2021 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$42	$2,067
Health care cost trend	0.25%	$74	$1,370

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for Entergy Texas in 2021 was $18.6 million, including $11.8 million in settlement costs. Entergy Texas anticipates 2022 qualified pension cost to be $5.7 million. Entergy Texas contributed $7 million to its qualified pension plans in 2021 and estimates 2022 pension contributions will be approximately $1.9 million, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022.

Total postretirement health care and life insurance benefit income for Entergy Texas in 2021 was $10.9 million. Entergy Texas expects 2022 postretirement health care and life insurance benefit income to approximate $11.1 million. Entergy Texas contributed $98 thousand to its other postretirement plans in 2021 and estimates 2022 contributions will be approximately $66 thousand.

Entergy Texas, Inc. and Subsidiaries
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Texas, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, cash flows, and changes in common equity (pages 418 through 422 and applicable items in pages 49 through 233), for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
February 25, 2022

We have served as the Company’s auditor since 2001.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)

OPERATING REVENUES
Electric	$1,902,511	$1,587,125	$1,488,955

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	335,742	238,428	162,544
Purchased power	588,941	510,633	602,563
Other operation and maintenance	281,713	250,170	258,924
Taxes other than income taxes	94,989	72,909	76,366
Depreciation and amortization	214,838	177,738	153,286
Other regulatory charges (credits) - net	59,581	90,398	88,770
TOTAL	1,575,804	1,340,276	1,342,453

OPERATING INCOME	326,707	246,849	146,502

OTHER INCOME
Allowance for equity funds used during construction	9,892	44,073	28,445
Interest and investment income	837	1,201	3,072
Miscellaneous - net	721	(28)	546
TOTAL	11,450	45,246	32,063

INTEREST EXPENSE
Interest expense	87,787	92,920	86,333
Allowance for borrowed funds used during construction	(3,980)	(18,940)	(13,269)
TOTAL	83,807	73,980	73,064

INCOME BEFORE INCOME TAXES	254,350	218,115	105,501

Income taxes	25,526	3,042	(53,896)

NET INCOME	228,824	215,073	159,397

Preferred dividend requirements	1,909	1,882	580

EARNINGS APPLICABLE TO COMMON STOCK	$226,915	$213,191	$158,817

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$228,824	$215,073	$159,397
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	214,838	177,738	153,286
Deferred income taxes, investment tax credits, and non-current taxes accrued	48,813	36,033	20,143
Changes in assets and liabilities:
Receivables	(16,455)	(30,082)	58,445
Fuel inventory	10,819	(5,938)	(4,926)
Accounts payable	(5,718)	(23,692)	(33,646)
Prepaid taxes and taxes accrued	(3,420)	2,730	(3,805)
Interest accrued	(1,854)	1,864	(5,363)
Deferred fuel costs	(133,636)	72,355	(6,696)
Other working capital accounts	(12,105)	(11,837)	(13,822)
Provisions for estimated losses	(140)	274	(5,748)
Other regulatory assets	103,380	(12,065)	85,400
Other regulatory liabilities	(28,747)	(57,477)	(105,517)
Pension and other postretirement liabilities	(42,502)	(28,825)	(7,152)
Other assets and liabilities	(5,164)	39,174	(3,257)
Net cash flow provided by operating activities	356,933	375,325	286,739
INVESTING ACTIVITIES
Construction expenditures	(702,754)	(895,857)	(898,090)
Allowance for equity funds used during construction	9,892	44,073	28,526
Proceeds from sale of assets	67,920	—	—
Payment for purchase of assets	(36,534)	(4,931)	—
Changes in money pool receivable - net	4,601	6,580	(11,181)
Changes in securitization account	9,604	1,487	2,465
Net cash flow used in investing activities	(647,271)	(848,648)	(878,280)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	127,931	937,725	986,019
Retirement of long-term debt	(269,435)	(367,565)	(578,593)
Capital contributions from parent	95,000	175,000	185,000
Proceeds from the issuance of preferred stock	3,713	—	33,188
Changes in money pool payable - net	79,594	—	(22,389)
Dividends paid:
Common stock	—	(30,000)	—
Preferred stock	(1,881)	(2,064)	—
Other	6,848	(4,106)	1,189
Net cash flow provided by financing activities	41,770	708,990	604,414
Net increase (decrease) in cash and cash equivalents	(248,568)	235,667	12,873
Cash and cash equivalents at beginning of period	248,596	12,929	56
Cash and cash equivalents at end of period	$28	$248,596	$12,929
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$87,094	$89,077	$89,402
Income taxes	$17,594	$2,792	$17,010
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2021	2020
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$28	$26
Temporary cash investments	—	248,570
Total cash and cash equivalents	28	248,596
Securitization recovery trust account	26,629	36,233
Accounts receivable:
Customer	83,797	103,221
Allowance for doubtful accounts	(5,814)	(16,810)
Associated companies	31,720	18,892
Other	13,404	11,780
Accrued unbilled revenues	62,241	56,411
Total accounts receivable	185,348	173,494
Deferred fuel costs	48,280	—
Fuel inventory - at average cost	42,712	53,531
Materials and supplies - at average cost	72,884	56,227
Prepayments and other	17,515	20,165
TOTAL	393,396	588,246

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	300	349
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	18,128	19,889
TOTAL	18,804	20,614

UTILITY PLANT
Electric	7,181,567	6,007,687
Construction work in progress	183,965	879,908
TOTAL UTILITY PLANT	7,365,532	6,887,595
Less - accumulated depreciation and amortization	2,049,750	1,864,494
UTILITY PLANT - NET	5,315,782	5,023,101

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $23,818 as of December 31, 2021 and $78,590 as of December 31, 2020)	421,333	524,713
Other	112,096	70,397
TOTAL	533,429	595,110

TOTAL ASSETS	$6,261,411	$6,227,071

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2021	2020
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$200,000
Accounts payable:
Associated companies	142,929	55,944
Other	164,981	350,947
Customer deposits	37,271	36,282
Taxes accrued	49,018	52,438
Interest accrued	19,002	20,856
Current portion of unprotected excess accumulated deferred income taxes	27,188	29,249
Deferred fuel costs	—	85,356
Other	16,120	12,370
TOTAL	456,509	843,442

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	692,496	639,422
Accumulated deferred investment tax credits	9,325	9,942
Regulatory liability for income taxes - net	144,145	175,594
Other regulatory liabilities	37,060	32,297
Asset retirement cost liabilities	8,520	8,063
Accumulated provisions	8,242	8,382
Long-term debt (includes securitization bonds of $53,979 as of December 31, 2021 and $123,066 as of December 31, 2020)	2,354,148	2,293,708
Other	67,760	58,643
TOTAL	3,321,696	3,226,051

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2021 and 2020	49,452	49,452
Paid-in capital	1,050,125	955,162
Retained earnings	1,344,879	1,117,964
Total common shareholder's equity	2,444,456	2,122,578
Preferred stock without sinking fund	38,750	35,000
TOTAL	2,483,206	2,157,578

TOTAL LIABILITIES AND EQUITY	$6,261,411	$6,227,071

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2021, 2020, and 2019

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
		(In Thousands)

Balance at December 31, 2018	$—	$49,452	$596,994	$775,956	$1,422,402
Net income	—	—	—	159,397	159,397
Capital contributions from parent	—	—	185,000	—	185,000
Preferred stock issuance	35,000	—	(1,812)	—	33,188
Preferred stock dividends	—	—	—	(580)	(580)
Balance at December 31, 2019	$35,000	$49,452	$780,182	$934,773	$1,799,407
Net income	—	—	—	215,073	215,073
Capital contributions from parent	—	—	175,000	—	175,000
Common stock dividends	—	—	—	(30,000)	(30,000)
Preferred stock dividends	—	—	—	(1,882)	(1,882)
Other	—	—	(20)	—	(20)
Balance at December 31, 2020	$35,000	$49,452	$955,162	$1,117,964	$2,157,578
Net income	—	—	—	228,824	228,824
Capital contributions from parent	—	—	95,000	—	95,000
Preferred stock issuance	3,750	—	(37)	—	3,713
Preferred stock dividends	—	—	—	(1,909)	(1,909)
Balance at December 31, 2021	$38,750	$49,452	$1,050,125	$1,344,879	$2,483,206

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

Results of Operations

2021 Compared to 2020

Net Income

Net income increased $7.7 million primarily due to the increase in operating revenues resulting from changes in rate base and due to a provision for rate refund recorded in 2020 to reflect a one-time credit of $25.2 million provided for in the Federal Power Act section 205 filing made by System Energy in December 2020. See “Complaints Against System Energy” below for further discussion of these items and other proceedings involving System Energy at the FERC. The one-time credit is discussed in the Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue part of that section. The return on equity complaint is discussed in the Return on Equity and Capital Structure Complaints part of that section.

Income Taxes

The effective income tax rates were (1.9%) for 2021 and 17.2% for 2020. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 21% to the effective income tax rates, and for additional discussion regarding income taxes.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations” in Item 7 of System Energy’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for discussion of results of operations for 2020 compared to 2019.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
	(In Thousands)
Cash and cash equivalents at beginning of period	$242,469	$68,534	$95,685

Net cash provided by (used in):
Operating activities	201,211	(145,462)	300,141
Investing activities	(193,392)	(206,443)	(119,553)
Financing activities	(161,087)	525,840	(207,739)
Net increase (decrease) in cash and cash equivalents	(153,268)	173,935	(27,151)

Cash and cash equivalents at end of period	$89,201	$242,469	$68,534

2021 Compared to 2020

Operating Activities

System Energy’s operating activities provided $201.2 million of cash in 2021 compared to using $145.5 million of cash in 2020 primarily due to a decrease of $329.4 million in income taxes paid in 2021 and a decrease in spending of $35.9 million on nuclear refueling outage costs in 2021 as compared to prior year, partially offset by proceeds of $35 million received in December 2020 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. System Energy made income tax payments of $55 million in 2021, which included payments made as a result of the amended Mississippi tax returns filed based on federal adjustments related to the resolution of the 2014-2015 IRS audit and additional payments made in accordance with an intercompany income tax allocation agreement. System Energy made income tax payments of $384.3 million in 2020 in accordance with an intercompany income tax allocation agreement. The 2020 income tax payments are primarily related to the resolution of the 2014-2015 IRS audit regarding the treatment of nuclear decommissioning costs included in cost of goods sold, which is discussed in Note 3 to the financial statements in “Tax Accounting Methods.” See Note 8 to the financial statements for a discussion of the spent nuclear fuel litigation.

Investing Activities

Net cash flow used in investing activities decreased by $13.1 million in 2021 primarily due to:

•a decrease of $100.8 million in nuclear construction expenditures as a result of spending in 2020 on Grand Gulf outage projects and upgrades; and
•a decrease of $45.7 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The decrease was partially offset by money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $71.7 million in 2021 compared to decreasing by $55.3 million in 2020.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Financing Activities

System Energy’s financing activities used $161.1 million of cash in 2021 compared to providing $525.8 million of cash in 2020 primarily due to the following activity:

•a $350 million capital contribution from Entergy Corporation in 2020 in order to maintain System Energy’s capital structure in conjunction with the 2020 tax payments discussed above in “Operating Activities”;
•the issuance in December 2020 of $200 million of 2.14% Series mortgage bonds;
•the issuance in October 2020 of $90 million of 2.05% Series K notes by the System Energy nuclear fuel company variable interest entity;
•the repayment in February 2021 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity; and
•net borrowings of $36.1 million of long-term borrowings in 2021 compared to net repayments of $31.6 million of long-term borrowings in 2020 on the nuclear fuel company variable interest entity’s credit facility.

See Note 5 to the financial statements for additional details of long-term debt.

2020 Compared to 2019

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Cash Flow” in Item 7 of System Energy’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for discussion of operating, investing, and financing cash flow activities for 2020 compared to 2019.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due to the net repayment of long-term debt in 2021.

	December 31, 2021	December 31, 2020
Debt to capital	40.4%	42.7%
Effect of subtracting cash	(3.0%)	(8.5%)
Net debt to net capital	37.4%	34.2%

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

Following are the amounts of System Energy’s planned construction and other capital investments.

	2022	2023	2024
	(In Millions)
Planned construction and capital investment:
Generation	$140	$135	$180
Utility Support	20	20	15
Total	$160	$155	$195

In addition to routine spending to maintain operations, the planned capital investment estimate includes amounts associated with Grand Gulf investments and initiatives.

Following are the amounts of System Energy’s existing debt obligations (includes estimated interest payments).

	2022	2023	2024	2025-2026	After 2026
	(In Millions)
Long-term debt (a)	$87	$314	$25	$246	$381

(a)Long-term debt is discussed in Note 5 to the financial statements.

Other Obligations

System Energy expects to contribute approximately $12.8 million to its qualified pension plans and approximately $22 thousand to other postretirement health care and life insurance plans in 2022, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022. See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

System Energy has $14.8 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition, System Energy enters into nuclear fuel purchase agreements that contain minimum purchase obligations. As discussed in Note 8 to the financial statements, System Energy recovers these costs through charges under the Unit Power Sales Agreement.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

As a wholly-owned subsidiary, System Energy dividends its earnings to Entergy Corporation at a percentage determined monthly.

Sources of Capital

System Energy’s sources to meet its capital requirements include:

•internally generated funds;
•cash on hand;
•the Entergy System money pool;
•debt issuances, including debt issuances to refund or retire currently outstanding or maturing indebtedness;
•equity contributions; and
•bank financing under new or existing facilities.

Circumstances such fuel and purchased power price fluctuations and unanticipated expenses, including unscheduled plant outages, could affect the timing and level of internally generated funds in the future. In addition to the financings necessary to meet capital requirements and contractual obligations, System Energy expects to continue, when economically feasible, to retire higher-cost debt and replace it with lower-cost debt if market conditions permit.

All debt issuances by System Energy require prior regulatory approval.  Debt issuances are also subject to issuance tests set forth in its bond indenture and other agreements.  System Energy has sufficient capacity under these tests to meet its foreseeable capital needs for the next twelve months and beyond.

System Energy’s receivables from the money pool were as follows as of December 31 for each of the following years.

2021	2020	2019	2018
(In Thousands)
$75,745	$4,004	$59,298	$107,122

See Note 4 to the financial statements for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2024. As of December 31, 2021, $36.1 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

System Energy obtained authorizations from the FERC through October 2023 for the following:

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
Complaints Against System Energy

System Energy and the Unit Power Sales Agreement are currently the subject of several litigation proceedings at the FERC, including challenges with respect to System Energy’s authorized return on equity and capital structure, renewal of its sale-leaseback arrangement, treatment of uncertain tax positions, a broader investigation of rates under the Unit Power Sales Agreement, and a prudence complaint challenging the extended power uprate completed at Grand Gulf in 2012 and the operation and management of Grand Gulf, particularly in the 2016-2020 time period. The claims in these proceedings include claims for refunds and claims for rate adjustments; the aggregate amount of refunds claimed in these proceedings substantially exceeds the net book value of System Energy. Following are discussions of the proceedings.

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

The APSC and MPSC complaint alleges that the return on equity is unjust and unreasonable because capital market and other considerations indicate that it is excessive. The complaint requests proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017 as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. In September 2017 the FERC established a refund effective date of January 23, 2017 and directed the parties to engage in settlement proceedings before an ALJ. The parties were unable to settle the return on equity issue and a FERC hearing judge was assigned in July 2018. The 15-month refund period in connection with the APSC/MPSC complaint expired on April 23, 2018.

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

The portion of the LPSC’s complaint dealing with return on equity was subsequently consolidated with the APSC and MPSC complaint for hearing. The parties addressed an order (issued in a separate FERC proceeding involving New England transmission owners) that proposed modifying the FERC’s standard methodology for determining return on equity. In September 2018, System Energy filed a request for rehearing and the LPSC filed a request for rehearing or reconsideration of the FERC’s August 2018 order. The LPSC’s request referenced an amended complaint that it filed on the same day raising the same capital structure claim the FERC had earlier dismissed. The FERC initiated a new proceeding for the amended capital structure complaint, and System Energy submitted a response in October 2018. In January 2019 the FERC set the amended complaint for settlement and

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

hearing proceedings. Settlement proceedings in the capital structure proceeding commenced in February 2019. As noted below, in June 2019 settlement discussions were terminated and the amended capital structure complaint was consolidated with the ongoing return on equity proceeding. The 15-month refund period in connection with the capital structure complaint was from September 24, 2018 to December 23, 2019.

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

In June 2019, System Energy filed testimony responding to the testimony filed by the FERC trial staff. Among other things, System Energy’s testimony rebutted arguments raised by the FERC trial staff and provided updated calculations for the second refund period based on the study period ending May 31, 2019. For that refund period, System Energy’s testimony shows that strict application of the return on equity methodology proposed by the FERC staff indicates that the second complaint would not be dismissed, and the new return on equity would be set at 9.65% (median) or 9.74% (midpoint). System Energy’s testimony argues that these results are insufficient in light of benchmarks such as state returns on equity and treasury bond yields, and instead proposes that the calculated returns on equity for the second period should be either 9.91% (median) or 10.3% (midpoint). System Energy’s testimony also argues that, under application of its proposed modified methodology, the 10.10% return on equity calculated for the first refund period would fall within the range of presumptively just and reasonable returns on equity for the second refund period.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

In March 2021 the FERC ALJ issued an initial decision. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $60 million, which includes interest through December 31, 2021, and the estimated resulting annual rate reduction would be approximately $45 million. The estimated refund will continue to accrue interest until a final FERC decision is issued. Based on the course of the proceeding to date, System Energy has recorded a provision of $37 million, including interest, as of December 31, 2021.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

In August 2019 the FERC trial staff filed direct and answering testimony seeking refunds for rate base reductions for liabilities associated with uncertain tax positions. The FERC trial staff also argued that System Energy recovered $32 million more than it should have in depreciation expense for capital additions. In September 2019, System Energy filed cross-answering testimony disputing the FERC trial staff’s arguments for refunds, stating that the FERC trial staff’s position regarding depreciation rates for capital additions is not unreasonable, but explaining that any change in depreciation expense is only one element of a Unit Power Sales Agreement re-billing calculation. Adjustments to depreciation expense in any re-billing under the Unit Power Sales Agreement formula rate will also involve changes to accumulated depreciation, accumulated deferred income taxes, and other formula elements as needed. In October 2019 the LPSC filed rebuttal testimony increasing the amount of refunds sought for liabilities associated with uncertain tax positions.  The LPSC seeks approximately $512 million plus interest, which

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

is approximately $216 million through December 31, 2021.  The FERC trial staff also filed rebuttal testimony in which it seeks refunds of a similar amount as the LPSC for the liabilities associated with uncertain tax positions.  The LPSC testimony also argued that adjustments to depreciation rates should affect rate base on a prospective basis only.

A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through December 31, 2021, is approximately $422 million, plus interest, which is approximately $128 million through December 31, 2021. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through December 31, 2021.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Unit Power Sales Agreement Complaint

The first of the additional complaints was filed by the LPSC, the APSC, the MPSC, and the City Council in September 2020. The complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. Several of the filed rate allegations overlap with the previous complaints. The filed rate allegations not previously raised are that System Energy: failed to provide a rate base credit to customers for the “time value” of sale-leaseback lease payments collected from customers in advance of the time those payments were due to the owner-lessors; improperly included certain lease refinancing costs in rate base as prepayments; improperly included nuclear decommissioning outage costs in rate base; failed to include categories of accumulated deferred income taxes as a reduction to rate base; charged customers based on a higher equity ratio than would be appropriate due to excessive retained earnings; and did not correctly reflect money pool investments and imprudently invested cash into the money pool. The elements of the Unit Power Sales Agreement that the complaint alleges are unjust and unreasonable include: incentive and executive compensation, lack of an equity re-opener, lobbying, and private airplane travel. The complaint also requests a rate investigation into the Unit Power Sales Agreement and System Energy’s billing practices pursuant to section 206 of the Federal Power Act, including any issue relevant to the Unit Power Sales Agreement and its inputs. System Energy filed its answer opposing the complaint in November 2020. In its answer, System Energy argued that all of the claims raised in the complaint should be dismissed and agreed that bill adjustment with respect to two discrete issues were justified. System Energy argued that dismissal is warranted because all claims fall into one or more of the following categories: the claims have been raised and are being litigated in another proceeding; the claims do not present a prima facie case and do not satisfy the threshold burden to establish a complaint proceeding; the claims are premised on a theory or request relief that is incompatible with federal law or FERC policy; the claims request relief that is inconsistent with the filed rate; the claims are barred or waived by the legal doctrine of laches; and/or the claims have been fully addressed and do not warrant further litigation. In December 2020, System Energy filed a bill adjustment report indicating that $3.4 million had been credited to customers in connection with the two discrete issues concerning the inclusion of certain accumulated deferred income taxes balances in rates. In January 2021 the complainants filed a response to System Energy’s November 2020 answer, and in February 2021, System Energy filed a response to the complainant’s response.

In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in abeyance pending FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above. System Energy agreed that the hearing should be held in abeyance but sought rehearing of FERC’s decision as related to matters set for hearing that were beyond the scope of FERC’s jurisdiction or authority. The complainants sought rehearing of FERC’s decision to hold the hearing in abeyance and filed a motion to proceed, which motion System Energy subsequently opposed. In June 2021, System Energy’s request for rehearing was denied by operation of law, and System Energy filed an appeal of FERC’s orders in the Court of Appeals for the Fifth Circuit. The appeal was initially stayed for a period of 90 days, but the stay expired. In November 2021 the Fifth Circuit dismissed the appeal as premature.

In August 2021 the FERC issued an order addressing System Energy’s and the complainants’ rehearing requests. The FERC dismissed part of the complaint seeking an equity re-opener, maintained the abeyance for issues related to the proceeding addressing the sale-leaseback renewal and uncertain tax positions, lifted the abeyance for issues unrelated to that proceeding, and clarified the scope of the hearing. A procedural schedule was established, with the hearing scheduled for June 2022 and the ALJ’s initial decision scheduled for November 2022. Discovery is ongoing.

In November 2021 the LPSC, APSC, and City Council filed direct testimony and requested the FERC to order refunds for prior periods and prospective amendments to the Unit Power Sales Agreement. The LPSC’s refund claims include, among other things, allegations that: (1) System Energy should not have included certain

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis
sale-leaseback transaction costs in prepayments; (2) System Energy should have credited rate base to reflect the time value of money associated with the advance collection of lease payments; (3) System Energy incorrectly included refueling outage costs that were recorded in account 174 in rate base; and (4) System Energy should have excluded several accumulated deferred income tax balances in account 190 from rate base. The LPSC is also seeking a retroactive adjustment to retained earnings and capital structure in conjunction with the implementation of its proposed refunds. In addition, the LPSC seeks amendments to the Unit Power Sales Agreement going forward to address below-the-line costs, incentive compensation, the working capital allowance, litigation expenses, and the 2019 termination of the capital funds agreement. The APSC argues that: (1) System Energy should have included borrowings from the Entergy System money pool in its determination of short-term debt in its cost of capital; and (2) System Energy should credit customers with System Energy’s allocation of earnings on money pool investments. The City Council alleges that System Energy has maintained excess cash on hand in the money pool and that retention of excess cash was imprudent. Based on this allegation, the City Council’s witness recommends a refund of approximately $98.8 million for the period 2004-September 2021 or other alternative relief. The City Council further recommends that the FERC impose a hypothetical equity ratio such as 48.15% equity to capital on a prospective basis.

In January 2022, System Energy filed answering testimony arguing that the FERC should not order refunds for prior periods or any prospective amendments to the Unit Power Sales Agreement. In response to the LPSC’s refund claims, System Energy argues, among other things, that (1) the inclusion of sale-leaseback transaction costs in prepayments was correct; (2) that the filed rate doctrine bars the request for a retroactive credit to rate base for the time value of money associated with the advance collection of lease payments; (3) that an accounting misclassification for deferred refueling outage costs has been corrected, caused no harm to customers, and requires no refunds; and (4) that its accounting and ratemaking treatment of specified accumulated deferred income tax balances in account 190 has been correct. System Energy further responds that no retroactive adjustment to retained earnings or capital structure should be ordered because there is no general policy requiring such a remedy and there was no showing that the retained earnings element of the capital structure was incorrectly implemented. Further, System Energy presented evidence that all of the costs that are being challenged were long known to the retail regulators and were approved by them for inclusion in retail rates, and the attempt to retroactively challenge these costs, some of which have been included in rates for decades, is unjust and unreasonable. In response to the LPSC’s proposed going-forward adjustments, System Energy presents evidence to show that none of the proposed adjustments are needed. On the issue of below-the-line expenses, during discovery procedures System Energy identified a historical allocation error in certain months and agreed to provide a bill credit to customers to correct the error. In response to the APSC’s claims, System Energy argues that the Unit Power Sales Agreement does not include System Energy’s borrowings from the Entergy System money pool or earnings on deposits to the Entergy System money pool in the determination of the cost of capital; and accordingly, no refunds are appropriate on those issues. In response to the City Council’s claims, System Energy argues that it has reasonably managed its cash and that the City Council’s theory of cash management is defective because it fails to adequately consider the relevant cash needs of System Energy and it makes faulty presumptions about the operation of the Entergy System money pool. System Energy further points out that the issue of its capital structure is already subject to pending FERC litigation.

Grand Gulf Prudence Complaint

The second of the additional complaints was filed at the FERC in March 2021 by the LPSC, the APSC, and the City Council against System Energy, Entergy Services, Entergy Operations, and Entergy Corporation. The second complaint contains two primary allegations. First, it alleges that, based on the plant’s capacity factor and alleged safety performance, System Energy and the other respondents imprudently operated Grand Gulf during the period 2016-2020, and it seeks refunds of at least $360 million in alleged replacement energy costs, in addition to other costs, including those that can only be identified upon further investigation. Second, it alleges that the performance and/or management of the 2012 extended power uprate of Grand Gulf was imprudent, and it seeks refunds of all costs of the 2012 uprate that are determined to result from imprudent planning or management of the project. In addition to the requested refunds, the complaint asks that the FERC modify the Unit Power Sales

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Agreement to provide for full cost recovery only if certain performance indicators are met and to require pre-authorization of capital improvement projects in excess of $125 million before related costs may be passed through to customers in rates. In April 2021, System Energy and the other respondents filed their motion to dismiss and answer to the complaint. System Energy requested that the FERC dismiss the claims within the complaint. With respect to the claim concerning operations, System Energy argues that the complaint does not meet its legal burden because, among other reasons, it fails to allege any specific imprudent conduct. With respect to the claim concerning the uprate, System Energy argues that the complaint fails because, among other reasons, the complainants’ own conduct prevents them from raising a serious doubt as to the prudence of the uprate. System Energy also requests that the FERC dismiss other elements of the complaint, including the proposed modifications to the Unit Power Sales Agreement, because they are not warranted. Additional responsive pleadings were filed by the complainants and System Energy during the period from March through July 2021. The pleadings are pending FERC action.

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

In March 2021 the NRC placed Grand Gulf in Column 3 based on the incidence of five unplanned plant scrams during calendar year 2020, some of which were related to upgrades made to the plant’s turbine control system during the spring 2020 refueling outage. The NRC conducted a supplemental inspection of Grand Gulf in accordance with its inspection procedures for nuclear plants in Column 3 and, in October 2021, notified Entergy that all inspection objectives were met. The NRC issued its report in November 2021 and Grand Gulf was returned to Column 1.

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

Qualified Pension and Other Postretirement Benefits

System Energy’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2022 Qualified Pension Cost	Impact on 2021 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$483	$10,885
Rate of return on plan assets	(0.25%)	$685	$—
Rate of increase in compensation	0.25%	$464	$1,952

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2022 Postretirement Benefit Cost	Impact on 2021 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$50	$1,591
Health care cost trend	0.25%	$69	$1,132

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Employer Contributions

Total qualified pension cost for System Energy in 2021 was $29.3 million, including $12.3 million in settlement costs.  System Energy anticipates 2022 qualified pension cost to be $12.1 million.  System Energy contributed $18.7 million to its qualified pension plans in 2021 and estimates 2022 pension contributions will approximate $12.8 million, although the 2022 required pension contributions will be known with more certainty when the January 1, 2022 valuations are completed, which is expected by April 1, 2022.

Total postretirement health care and life insurance benefit income for System Energy in 2021 was $1.3 million. System Energy expects 2022 postretirement health care and life insurance benefit income to approximate $1 million. System Energy contributed $1.2 million to its other postretirement plans in 2021 and expects 2022 contributions to approximate $22 thousand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of
System Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of income, cash flows, and changes in common equity (pages 442 through 446 and applicable items in pages 49 through 233), for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the (1) likelihood of recovery in future rates of incurred costs, (2) likelihood of refunds to customers, and (3) ongoing complaints filed with the FERC against the Company which include aggregate claims for refunds that substantially exceed the net book value of the Company. Auditing management’s judgments regarding the outcome of future decisions by the FERC, involved especially subjective judgment and specialized knowledge of accounting for rate regulation and the rate setting process.

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
•For regulatory matters in process, we inspected the Company’s filings and ongoing complaints filed with the FERC, including the Return on Equity, Capital Structure, Grand Gulf Sale-Leaseback Renewal, Unit Power Sales Agreement and Prudence complaints, and considered the filings with the FERC by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
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
February 25, 2022

We have served as the Company’s auditor since 2001.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)

OPERATING REVENUES
Electric	$570,848	$495,458	$573,410

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	58,313	23,026	82,438
Nuclear refueling outage expenses	27,244	27,737	33,376
Other operation and maintenance	214,322	178,249	206,444
Decommissioning	38,693	37,181	35,729
Taxes other than income taxes	27,842	28,657	29,018
Depreciation and amortization	105,978	110,395	106,630
Other regulatory charges (credits) - net	26,214	(26,531)	(35,210)
TOTAL	498,606	378,714	458,425

OPERATING INCOME	72,242	116,744	114,985

OTHER INCOME
Allowance for equity funds used during construction	6,188	9,122	8,709
Interest and investment income	82,744	36,478	29,488
Miscellaneous - net	(18,991)	(10,012)	(5,516)
TOTAL	69,941	35,588	32,681

INTEREST EXPENSE
Interest expense	38,393	34,467	35,328
Allowance for borrowed funds used during construction	(1,047)	(1,809)	(2,131)
TOTAL	37,346	32,658	33,197

INCOME BEFORE INCOME TAXES	104,837	119,674	114,469

Income taxes	(1,977)	20,543	15,349

NET INCOME	$106,814	$99,131	$99,120

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
	(In Thousands)
OPERATING ACTIVITIES
Net income	$106,814	$99,131	$99,120
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	198,067	184,429	212,170
Deferred income taxes, investment tax credits, and non-current taxes accrued	11,191	(455,732)	95
Changes in assets and liabilities:
Receivables	6,054	13,932	(23,382)
Accounts payable	23,973	(11,587)	18,204
Prepaid taxes and taxes accrued	(50,059)	69,145	19,247
Interest accrued	(1,008)	729	(1,302)
Other working capital accounts	25,096	(34,158)	15,879
Other regulatory assets	143,417	(48,880)	(43,712)
Other regulatory liabilities	40,884	140,965	130,949
Pension and other postretirement liabilities	(49,308)	15,596	11,177
Other assets and liabilities	(253,910)	(119,032)	(138,304)
Net cash flow provided by (used in) operating activities	201,211	(145,462)	300,141
INVESTING ACTIVITIES
Construction expenditures	(100,474)	(193,857)	(166,695)
Allowance for equity funds used during construction	6,188	9,122	8,709
Nuclear fuel purchases	(45,180)	(94,991)	(18,170)
Proceeds from the sale of nuclear fuel	21,724	25,836	26,223
Decrease (increase) in other investments	(300)	—	—
Proceeds from nuclear decommissioning trust fund sales	1,022,170	418,943	500,384
Investment in nuclear decommissioning trust funds	(1,025,779)	(432,249)	(517,828)
Changes in money pool receivable - net	(71,741)	55,294	47,824
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	5,459	—
Net cash flow used in investing activities	(193,392)	(206,443)	(119,553)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	662,423	1,147,903	1,103,917
Retirement of long-term debt	(727,510)	(891,410)	(1,187,406)
Capital contribution from parent	—	350,000	—
Common stock dividends and distributions	(96,000)	(80,653)	(124,250)
Net cash flow provided by (used in) financing activities	(161,087)	525,840	(207,739)
Net increase (decrease) in cash and cash equivalents	(153,268)	173,935	(27,151)
Cash and cash equivalents at beginning of period	242,469	68,534	95,685
Cash and cash equivalents at end of period	$89,201	$242,469	$68,534
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$39,340	$35,061	$21,052
Income taxes	$54,959	$384,329	$2,284
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2021	2020
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$87	$26,086
Temporary cash investments	89,114	216,383
Total cash and cash equivalents	89,201	242,469
Accounts receivable:
Associated companies	118,977	57,743
Other	7,003	2,550
Total accounts receivable	125,980	60,293
Materials and supplies - at average cost	127,093	123,006
Deferred nuclear refueling outage costs	10,123	34,459
Prepayments and other	1,870	6,864
TOTAL	354,267	467,091

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,385,254	1,215,868
TOTAL	1,385,254	1,215,868

UTILITY PLANT
Electric	5,362,494	5,309,458
Construction work in progress	97,968	59,831
Nuclear fuel	171,438	175,005
TOTAL UTILITY PLANT	5,631,900	5,544,294
Less - accumulated depreciation and amortization	3,396,136	3,355,367
UTILITY PLANT - NET	2,235,764	2,188,927

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	395,546	538,963
Other	1,793	3,119
TOTAL	397,339	542,082

TOTAL ASSETS	$4,372,624	$4,413,968

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2021	2020
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$50,329	$100,015
Accounts payable:
Associated companies	23,682	15,309
Other	62,573	41,313
Taxes accrued	32,918	82,977
Interest accrued	11,714	12,722
Other	4,101	4,248
TOTAL	185,317	256,584

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	382,931	359,835
Accumulated deferred investment tax credits	43,003	38,902
Regulatory liability for income taxes - net	113,165	151,829
Other regulatory liabilities	744,944	665,396
Decommissioning	1,007,603	968,910
Pension and other postretirement liabilities	76,104	125,412
Long-term debt	690,967	705,259
Other	37,230	61,295
TOTAL	3,095,947	3,076,838

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2021 and 2020	951,850	951,850
Retained earnings	139,510	128,696
TOTAL	1,091,360	1,080,546

TOTAL LIABILITIES AND EQUITY	$4,372,624	$4,413,968

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2021, 2020, and 2019

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2018	$601,850	$135,348	$737,198
Net income	—	99,120	99,120
Common stock dividends and distributions	—	(124,250)	(124,250)
Balance at December 31, 2019	$601,850	$110,218	$712,068
Net income	—	99,131	99,131
Capital contribution from parent	350,000	—	350,000
Common stock dividends and distributions	—	(80,653)	(80,653)
Balance at December 31, 2020	$951,850	$128,696	$1,080,546
Net income	—	106,814	106,814
Common stock dividends and distributions	—	(96,000)	(96,000)
Balance at December 31, 2021	$951,850	$139,510	$1,091,360

See Notes to Financial Statements.

Item 2.   Properties

Information regarding the registrant’s properties is included in Part I. Item 1. - Entergy’s Business under the sections titled “Utility - Property and Other Generation Resources” and “Entergy Wholesale Commodities - Property” in this report.

Item 3.   Legal Proceedings

Details of the registrant’s material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2021 are discussed in Part I. Item 1. - Entergy’s Business under the sections titled “Retail Rate Regulation,” “Environmental Regulation,” and “Litigation.”

Item 4.   Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
Leo P. Denault (a)	62	Chairman of the Board and Chief Executive Officer of Entergy Corporation	2013-Present

A. Christopher Bakken, III (a)	60	Executive Vice President and Chief Nuclear Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy	2016-Present

Marcus V. Brown (a)	60	Executive Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-Present

Andrew S. Marsh (a)	50	Executive Vice President and Chief Financial Officer of Entergy Corporation	2013-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-Present
		Chief Financial Officer of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2014-Present

Name	Age	Position	Period
Roderick K. West (a)	53	Group President Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2017-Present
		President, Chief Executive Officer, and Director of System Energy	2017-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2017-Present
		President and Chief Executive Officer of Entergy New Orleans	2018
		Executive Vice President of Entergy Corporation	2010-2017

Paul D. Hinnenkamp (a)	60	Executive Vice President and Chief Operating Officer of Entergy Corporation	2017-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2015-Present
		Senior Vice President and Chief Operating Officer of Entergy Corporation	2015-2017

Kathryn A. Collins	58	Senior Vice President and Chief Human Resources Officer, Entergy Corporation	2020-Present
		Chief Human Resources Officer, Arcosa, Inc.	2018-2020
		Vice President, Human Resources, Trinity, Inc.	2014-2018

Julie E. Harbert (a)	48	Senior Vice President, Corporate Business Services of Entergy Corporation	2019-Present
		Vice President, Shared Services of Entergy Services, Inc.	2017-2019
		Senior Vice President, Global Business Services of Philips Health Tech	2015-2017

Kimberly A. Fontan (a)	48	Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2019-Present
		Vice President, System Planning of Entergy Services, Inc.	2017-2019
		Vice President, Regulatory Services of Entergy Services, Inc.	2015-2017

Peter S. Norgeot, Jr. (a)	56	Senior Vice President, Transformation of Entergy Corporation	2018-Present
		Senior Vice President, Power Generation of Entergy Services	2017-2018
		Vice President, Fossil Generation of Entergy Services	2015-2017

(a)In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors. Each officer’s age and title are provided as of December 31, 2021.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation’s common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR. As of January 31, 2022, there were 21,707 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2021 - 10/31/2021	—	$—	—	$350,052,918
11/01/2021 - 11/30/2021	—	$—	—	$350,052,918
12/01/2021 - 12/31/2021	—	$—	—	$350,052,918
Total	—	$—	—

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

Item 6.  Reserved

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2021, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

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

Each Registrant’s management assessed the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2021.  In making this assessment, each Registrant’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The 2013 COSO Framework was utilized for management’s assessment.

Based on each management’s assessment and the criteria set forth by the 2013 COSO Framework, each Registrant’s management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2021.

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

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2021 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2021, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Corporation and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Proposal 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 6, 2022, and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period
Entergy Arkansas, LLC

Directors
Laura R. Landreaux	48	President and Chief Executive Officer of Entergy Arkansas	2018-Present
		Director of Entergy Arkansas	2018-Present
		Operational Finance Director of Entergy Arkansas	2017-2018
		Vice President, Regulatory Affairs of Entergy Arkansas	2014-2017

Paul D. Hinnenkamp		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
A. Christopher Bakken, III		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Leo P. Denault		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Laura R. Landreaux		See information under the Entergy Arkansas Directors Section above.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY LOUISIANA, LLC
Directors
Phillip R. May, Jr.	59	President and Chief Executive Officer of Entergy Louisiana	2013-Present
		Director of Entergy Louisiana	2013-Present

Paul D. Hinnenkamp		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
A. Christopher Bakken, III		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Leo P. Denault		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Phillip R. May, Jr.		See information under the Entergy Louisiana Directors Section above.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY MISSISSIPPI, LLC
Directors
Haley R. Fisackerly	56	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present

Paul D. Hinnenkamp		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

Officers
Marcus V. Brown	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Leo P. Denault	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Haley R. Fisackerly	See information under the Entergy Mississippi Directors Section above.
Andrew S. Marsh	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan	See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West	See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY NEW ORLEANS, LLC
Directors
Deanna D. Rodriguez	57	President and Chief Executive Officer of Entergy New Orleans	2021-Present
		Director of Entergy New Orleans	2021-Present
		Vice President, Regulatory and Public Affairs, Entergy Texas	2014-2021

Paul D. Hinnenkamp		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Officers
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Leo P. Denault		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Deanna D. Rodriguez		See information under the Entergy New Orleans Directors Section above.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

ENTERGY TEXAS, INC.
Directors
Eliecer Viamontes	39	President and Chief Executive Officer of Entergy Texas	2021-Present
		Director of Entergy Texas	2021-Present
		Vice President, Utility Distribution Operations, Entergy Services, Inc.	2020-2021
		Senior Director of Labor Relations and Corporate Safety, Florida Power and Light Corporation	2018-2020
		Director, Major and Governmental Accounts, Florida Power and Light Corporation	2017-2018
		Senior Manager, Customer and Employee Experience, Florida Power and Light Corporation	2016-2017

Paul D. Hinnenkamp		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Officers
Marcus V. Brown		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Leo P. Denault		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Andrew S. Marsh		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Kimberly A. Fontan		See information under the Information about Executive Officers of Entergy Corporation in Part I.
Eliecer Viamontes		See information under the Entergy Texas Directors Section above.
Roderick K. West		See information under the Information about Executive Officers of Entergy Corporation in Part I.

The directors and officers of Entergy Texas are elected annually to serve by the unanimous consent of its sole common stockholder. The directors and officers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are elected annually to serve by the unanimous consent of the sole common membership owner, Entergy Utility Holding Company, LLC. Entergy Corporation’s directors are elected annually at the annual meeting of shareholders.  Entergy Corporation’s officers are elected annually at a meeting of its Board of Directors, which immediately follows the annual meeting of shareholders. The age of each officer and director for whom information is presented above is as of December 31, 2021.

Directors, Director Nomination Process and Audit Committee

The information required under Item 10 concerning directors and nominees for election as directors of Entergy Corporation at the annual meeting of shareholders (Item 401 of Regulation S-K), the director nomination process (Item 407(c)(3)), the audit committee (Item 407(d)(4) and (d)(5)), and the beneficial reporting compliance (Sec. 16(a)) is incorporated herein by reference to information to be contained in Entergy’s definitive 2022 proxy statement (“2022 Entergy Proxy Statement”) to be filed with the SEC on or before March 31, 2022 pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Code of Ethics

Entergy Corporation’s Code of Business Conduct and Ethics (Code of Business Conduct) is the code of ethics that applies to Entergy’s Chief Executive Officer and other senior financial officers, including those of the Registrant Subsidiaries. The Code of Business Conduct is filed as Exhibit 14 to this report and is available on Entergy Corporation’s website at www.entergy.com. The Code of Business Conduct will be made available, without charge, in print to any shareholder who requests such document from Entergy Corporation’s Corporate Secretary at Entergy Corporation, 639 Loyola Avenue, New Orleans, Louisiana 90013.

If any substantive amendments to the Code of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Business Conduct, for any director or executive officer of Entergy Corporation, Entergy will disclose the nature of such amendment or waiver on Entergy’s website, www.entergy.com, or in a report on Form 8-K.

Item 11.  Executive Compensation

ENTERGY CORPORATION

Information concerning compensation earned by the directors and officers of Entergy Corporation is set forth in its 2022 Entergy Proxy Statement, to be filed in connection with the Annual Meeting of Shareholders to be held May 6, 2022, under the headings “Compensation Discussion and Analysis,” “Annual Compensation Programs Risk Assessment,” “Compensation Tables,” “Pay Ratio Disclosure,” and “2021 Non-Employee Director Compensation,” all of which information is incorporated herein by reference. In this section Entergy Corporation is also referred to as “Entergy” or the “Company.”

ENTERGY ARKANSAS, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the executive compensation policies, programs, philosophy and decisions regarding the Named Executive Officers (“NEOs”) for 2021. It also explains how and why the Personnel Committee of Entergy Corporation’s Board of Directors arrived at the specific compensation decisions involving the NEOs in 2021 who were:

Name(1)	Title
Marcus V. Brown	Executive Vice President and General Counsel, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Leo P. Denault	Chairman of the Board and Chief Executive Officer
David D. Ellis(2)	Former President and Chief Executive Officer, Entergy New Orleans
Haley R. Fisackerly	President and Chief Executive Officer, Entergy Mississippi
Laura R. Landreaux	President and Chief Executive Officer, Entergy Arkansas
Andrew S. Marsh	Executive Vice President and Chief Financial Officer, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Phillip R. May, Jr.	President and Chief Executive Officer, Entergy Louisiana
Sallie T. Rainer(3)	Former President and Chief Executive Officer, Entergy Texas
Deanna D. Rodriguez(2)	President and Chief Executive Officer, Entergy New Orleans
Eliecer Viamontes(3)	President and Chief Executive Officer, Entergy Texas
Roderick K. West	Group President, Utility Operations, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
(1)Messrs. Brown, Denault, Marsh, and West hold the positions referenced above as executive officers of Entergy Corporation and are members of Entergy Corporation’s Office of the Chief Executive (“OCE”). No additional compensation was paid in 2021 to any of these officers for their service as NEOs of the Utility operating companies.
(2)Mr. Ellis is included in the Executive Compensation section of this Form 10-K because he served as President and Chief Executive Officer, Entergy New Orleans for a portion of 2021. Mr. Ellis currently serves as Entergy Services, Senior Vice President, Chief Customer Officer. Ms. Rodriguez became President and Chief Executive Officer, Entergy New Orleans in May 2021.
(3)Ms. Rainer is included in the Executive Compensation section of this Form 10-K because she served as President and Chief Executive Officer, Entergy Texas for a portion of 2021. Ms. Rainer retired in November 2021. Mr. Viamontes became President and Chief Executive Officer, Entergy Texas in November 2021 upon Ms. Rainer’s retirement.

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
•Align the interests of the executives and Entergy Corporation’s investors in its long-term business strategy by directly tying the value of equity-based awards to Entergy Corporation’s stock price performance and relative total shareholder return (“TSR”).

Compensation Best Practices

Practice	Description
Pay for Performance	The executive compensation programs yield pay outcomes that are highly correlated with performance and drive long-term value creation.
Short and Long-Term Incentive Measures Drive Desired Employee Behaviors	Performance measures for the Short-Term Incentive (STI) and Long-Term Incentive programs incentivize employee behaviors that serve the Company’s key stakeholders:
• Customers – Net Promoter Score (NPS).
• Employees – Diversity, Inclusion & Belonging (DIB) and Safety.
• Communities – Environmental Stewardship, DIB.
• Owners – Earnings Per Share, Credit, TSR.
Double Trigger Change-in-Control	The Company requires both a change-in-control and an involuntary termination without cause or voluntary termination with good reason for cash severance payments and vesting of equity awards.
Long-Term Incentives Paid in Stock	All long-term incentives are settled in shares of Entergy common stock.
Robust Stock Ownership Guidelines	The Company requires executive officers to own a significant amount of Entergy stock.
Cap on Incentive Awards for OCE Members	The maximum payout for members of the OCE is capped at 200% of the target opportunity for the STI and Long-Term Performance Unit Program (PUP) awards.
Rigorous Goals	We set financial goals based on externally disclosed annual and multi-year guidance and outlooks, and non-financial goals based on rigorous internal review.
Clawback Policy
This policy allows recovery of incentive cash, equity compensation and severance payments where a payment was based on financial results that were the subject of a material restatement, a material miscalculation of a performance award or an executive officer engaged in fraud that caused or partially caused the need for a restatement or a material miscalculation of a performance award.

No Hedging of Company Stock	Entergy’s directors, executive officers and employees may not directly or indirectly engage in transactions intended to hedge or offset the market value of the Company’s common stock owned by them.
No Pledging of Company Stock	Entergy’s directors and executive officers may not directly or indirectly pledge Entergy common stock as collateral for any obligation.

Practice	Description
No Tax Gross-Ups	The Company does not provide tax gross ups to OCE members, other than relocation benefits.
No Dividends on Unearned Performance Awards	The Company does not pay dividends on unearned performance awards.
No Repricing or Exchange of Underwater Stock Options	The Company’s equity incentive plan does not permit repricing or the exchange of underwater stock options without the approval of its shareholders.
No Employment Agreements	The Company does not have employment contracts with its executive officers.
Independent Compensation Consultant	The Personnel Committee retains an independent compensation consultant to advise on the executive compensation programs and practices.
Annual Say-on-Pay	The Company values the input of its shareholders on the executive compensation programs. Entergy’s Board seeks an annual non-binding advisory vote from shareholders to approve the executive compensation disclosed in the CD&A, tabular disclosure, and related narrative of the Company’s annual proxy statements.
Annual Compensation Risk Assessment	A risk assessment of the compensation programs is performed on an annual basis to ensure that the programs and policies do not incentivize unnecessary or excessive risk-taking behavior.

2021 Incentive Payouts

Performance measures and targets for the 2021 STI awards were determined by the Personnel Committee in January 2021. Targets and measures for the 2019 – 2021 performance cycle for the long-term performance units were established in January 2019. In January 2022, the Personnel Committee certified the results for the Entergy Achievement Multiplier (“EAM”) for the 2021 STI awards and the 2019 – 2021 long-term performance period.

STI Awards

In January 2021, the Personnel Committee determined that the EAM that would determine the overall funding level for the 2021 STI awards would be based on financial and ESG measures with the financial measure weighted 60% and the ESG measures collectively accounting for the remaining 40%.

Financial Measure: Keeping with the Personnel Committee’s goal of aligning performance measures with financial results that link to externally communicated investor guidance, Entergy Tax Adjusted Earnings Per Share (“ETR Tax Adjusted EPS”) was used as the financial measure to determine the EAM.

ESG Measures: To demonstrate Entergy’s strong commitment to its ESG goals and link executive compensation more directly to the achievement of those objectives, the Personnel Committee decided that 40% of the EAM would be determined on the basis of progress achieved in the following areas, each of which would be weighted equally: Safety; Diversity, Inclusion and Belonging; Environmental Stewardship; and the Customer Net Promoter Score, or NPS.

The 2021 STI targets and results determined by the Personnel Committee were:

STI Performance Goals(1)	2021 Percentage of EAM	Target	2021 Results	Level of Achievement
ETR Tax Adjusted EPS ($)	60%	5.95	6.22	144%
Safety (SIF Rate)	10%	0.03	___(2)	0%
Diversity, Inclusion and Belonging	10%	Qualitative		110%
Environmental Stewardship	10%	Qualitative		140%
Customer NPS	10%	9	11.2	131%

EAM as a percentage of target		100%		125%(3)
(1) See “What Entergy Corporation Pays and Why – 2021 Compensation Decisions – STI Compensation – ESG Measures and Targets” for a discussion of the performance assessment of the Diversity, Inclusion and Belonging and Environmental Stewardship performance measures.
(2) Measure defaulted to achievement level of 0% due to one employee and two contractor fatalities in 2021. 2021 SIF results were 0.05 for employees and 0.15 for contractors.
(3) After consideration of individual performance, NEO payouts averaged 124% of target.

Long-Term Performance Unit Program

In January 2019, the Personnel Committee chose relative TSR and Cumulative ETR Adjusted Earnings Per Share (“Cumulative ETR Adjusted EPS”) as the performance measures for the 2019 – 2021 performance period, with relative TSR weighted 80% and Cumulative ETR Adjusted EPS weighted 20%. Cumulative ETR Adjusted EPS adjusts Entergy’s as reported (GAAP) results to eliminate the impact of the Entergy Wholesale Commodities (“EWC”) business and other non-routine items, consistent with the manner in which we communicated earnings guidance and outlooks to investors at the time the measure was chosen.

The targets and results for the 2019 – 2021 performance period as determined by the Personnel Committee were:

Long-Term PUP Results	2019-2021 PUP Target	2019-2021 PUP Results
Relative TSR	Median	2nd Quartile
Cumulative ETR Adjusted EPS($)	16.60	17.44
Payout (as a percentage of target)	100%	120%

What Entergy Corporation Pays and Why

How Entergy Corporation Makes Compensation Decisions

Role of the Personnel Committee

The Personnel Committee, comprised solely of independent directors, determines the compensation for each member of the OCE and oversees the design and administration of Entergy’s executive compensation programs. Each year, the Personnel Committee reviews and considers a comprehensive assessment and analysis of the executive compensation programs, including the elements of each OCE member’s compensation, with input from the committee’s independent compensation consultant. When establishing the compensation programs for the NEOs, the Personnel Committee also considers input and recommendations from management, including Mr. Denault and Ms. Collins, Entergy’s Chief Human Resource Officer, who attend the Personnel Committee meetings.

The committee annually conducts an independence assessment of its advisors including the compensation consultant, consistent with NYSE listing standards and SEC rules governing proxy disclosure.

Role of the Independent Compensation Consultant

In 2021, the Personnel Committee continued to retain Pay Governance, LLC (“Pay Governance”) as its independent compensation consultant. Pay Governance attended each of the 2021 Personnel Committee meetings and provides advice, including reviewing and commenting on market compensation data used to establish the compensation of the executive officers and Entergy Corporation’s directors, the terms and performance goals applicable to incentive plan awards, the process for certifying achievement of the incentive goals, and analysis with respect to specific projects and information regarding trends and competitive practices. The compensation consultant also meets with the Personnel Committee members without management present.

Competitive Positioning

➢ Market Data for Compensation Comparison

Annually, the Personnel Committee reviews:

•published and private compensation survey data compiled by Pay Governance;
•both utility and general industry data to determine total cash compensation (base salary and annual incentive) for non-industry specific roles;
•data from utility companies to determine total cash compensation for management roles that are utility-specific, such as Group President, Utility Operations; and
•utility market data to determine long-term incentives for all positions.

➢ How the Personnel Committee Uses Market Data

The Personnel Committee uses this survey data to develop compensation opportunities that are designed to deliver total direct compensation (“TDC”) within a targeted range of approximately the 50th percentile of the surveyed companies in the aggregate. In most cases, the committee considers its objectives to have been met if the Company’s Chief Executive Officer and the eight other executive officers who constitute the OCE each has a TDC opportunity that falls within a targeted range of 85% – 115% of the 50th percentile of the survey data. In general, compensation levels for an executive officer who is new to a position tend to be at the lower end of the competitive range, while seasoned executive officers whose experience and skillset are viewed as critical to retain may be positioned at the higher end of the competitive range.

➢ Proxy Peer Group

Although the survey data described above are the primary data used in benchmarking compensation, the Personnel Committee uses compensation information from the companies included in the Philadelphia Utility Index to evaluate the overall reasonableness of the Company’s compensation programs and to determine relative TSR for the 2021 – 2023 PUP performance period. The Personnel Committee identified the Philadelphia Utility Index as the appropriate industry peer group for determining relative TSR because the companies included in this index, in the aggregate, are viewed as comparable to the Company in terms of business and scale.

The companies included in the Philadelphia Utility Index at the time the Personnel Committee approved the 2021 compensation model and framework were:

AES Corporation	Consolidated Edison Inc.	Eversource Energy	Public Service Enterprise Group, Inc.
Ameren Corporation	Dominion Energy	Exelon Corporation	Southern Company
American Electric Power Co. Inc.	DTE Energy Company	FirstEnergy Corporation	WEC Energy, Inc.
American Water Works Company, Inc.	Duke Energy Corporation	NextEra Energy, Inc.	Xcel Energy, Inc.
CenterPoint Energy Inc.	Edison International	Pinnacle West Capital Corporation

2021 Compensation Structure and Incentive Metrics

In 2021, the compensation programs consisted of base salary and short and long-term incentives as outlined in the table below:

Compensation Element	Form	Objective	Metrics/Performance Period		Subject to Clawback
Base Salary	Cash	Provides a base level of competitive cash compensation for executive talent.	N/A
Short-Term Incentive	Cash
Motivates and rewards executives for performance on key financial and ESG measures during the year; incentivizes behaviors that serve the Company’s four stakeholders - customers, employees, communities and owners.
			•	ETR Tax Adjusted EPS	✓
			•	Safety
			•	DIB
			•	Environmental Stewardship
			•	Customer NPS
Measured over a one-year period
Long-Term Performance Units	Equity	Focuses the executives on driving utility growth, building long-term shareholder value, and growing earnings. Provides market competitive compensation that retains skills and knowledge while increasing our executives’ ownership in the Company further enhancing their focus on driving continuous improvement in operational results.	•	Relative TSR	✓
			•	Adjusted FFO/Debt Ratio
Measured over a 3-year performance period
Stock Options	Equity	Align interests of executives with long-term shareholder value, provide market competitive compensation, and increase executives’ ownership in the Company further enhancing their focus on driving continuous improvement in operational results.	Service-based with 3-year pro rata vesting		✓
Restricted Stock	Equity	Aligns interests of executives with long-term shareholder value, provides market competitive compensation, retains executive talent and increases executives’ ownership in the Company further enhancing their focus on driving continuous improvement in operational results.	Service-based with 3-year pro rata vesting		✓

2021 Compensation Decisions

Base Salary

The salary for each NEO is based on the outcome of the annual merit review, the need to retain an experienced team, job promotion, individual performance, scope of responsibility, leadership skills and values, current compensation and internal equity. For the NEOs who are members of the OCE, the Personnel Committee also considers the results of the annual market assessment of OCE compensation as provided by its independent compensation consultant described above. In 2021, all of the NEOs received increases in their base salaries ranging from approximately 3% to 6% effective April 1, 2021.

The following table sets forth the 2020 and 2021 base salaries for the Named Executive Officers. Except as indicated below, changes in base salaries for 2021 were effective in April.

Named Executive Officer	2020 Base Salary	2021 Base Salary
Marcus V. Brown	$690,000	$710,700
Leo P. Denault	$1,260,000	$1,300,000
David D. Ellis(1)	$321,849	$415,000
Haley R. Fisackerly	$388,244	$399,891
Laura R. Landreaux (2)	$326,755	$380,000
Andrew S. Marsh	$690,000	$710,700
Phillip R. May, Jr.	$404,784	$416,928
Sallie T. Rainer	$358,713	$369,474
Deanna D. Rodriguez(1)	$284,480	$330,000
Eliecer Viamontes(1)	$315,000	$340,000
Roderick K. West	$731,863	$753,819

(1) Mr. Ellis’s and Ms. Rodriguez’s salaries were increased in May 2021, and Mr. Viamontes’s salary was increased in November 2021. Each of their salaries was increased in conjunction with their promotion to the new positions they assumed in 2021. The compensation levels for each of these officers were determined using competitive compensation data provided by Pay Governance. For Ms. Rodriguez and Mr. Viamontes, their previous compensation levels and the compensation paid to their predecessors at Entergy New Orleans and Entergy Texas, respectively, were also considered. Mr. Ellis’s salary was established, in consultation with Pay Governance, to reflect his unique responsibilities and accountability as the Company’s first Chief Customer Officer.
(2) Ms. Landreaux’s base salary was further adjusted in 2021 following an external market competitive pay analysis.

STI Compensation

The NEOs are eligible for STI awards under our 2019 Omnibus Incentive Plan (“2019 OIP”). Maximum funding for the STI awards is determined by the EAM performance measure. Annually, after a review of the Company’s strategic plan, the Personnel Committee engages in a rigorous process to determine the financial, strategic and operational measures and the targets for each measure that will be used to determine the EAM. The Personnel Committee also annually establishes target opportunities for each NEO who is a member of the OCE. For the other NEOs, target award opportunities are determined based on their management level within the Entergy organization. Executive management levels at Entergy Corporation range from ML level 1 through ML level 4. At December 31, 2021, Mr. Ellis and Mr. May held a Level 3 position, and Mr. Fisackerly, Ms. Landreaux, Ms. Rodriguez and Mr. Viamontes held Level 4 positions. Ms. Rainer held a Level 4 position when she retired in November 2021. Accordingly, their respective incentive award opportunities differ from one another based on either their management level or the external market data developed by Pay Governance. In 2021, the target opportunities for Mr. Ellis and Ms. Rodriguez were increased in conjunction with their promotions during the year. The target opportunities for the other NEOs in 2021 remained at the same level as those established for 2020.

In January, after the end of the fiscal year, the Finance and Personnel Committees jointly review the Company’s results, and the Personnel Committee determines the EAM based on the level of achievement of the performance measures established. The Personnel Committee retains discretion to modify the EAM based on its assessment of the degree of management’s achievement of various operational and regulatory goals and overcoming any challenges that occurred during the year.

Individual executive officer awards are determined based on the Personnel Committee’s consideration of each executive’s role in executing the Company’s strategies and delivering the financial performance achieved, but also the individual’s accountability for any challenges and achievements the Company experienced during the year.

2021 Performance Measures and Methodology

For 2021, the Personnel Committee decided that the EAM would be based on both financial and ESG measures, with the financial measure weighted 60% and four ESG measures each weighted at 10%. Targets and ranges of performance were established for each of the measures, with no payout for results less than the designated minimum, a 25% payout opportunity for results at the minimum, a 100% payout opportunity for results at target, and a 200% payout opportunity for results equal to or exceeding the maximum. Payout opportunities for results between the minimum and target and between target and the maximum were determined by straight line interpolation, with the EAM result being determined by the weighted average of the payout opportunities for each of the performance measures.

Financial Measure and Target

For the EAM financial measure, the Personnel Committee decided to use ETR Tax Adjusted EPS. This measure is based on the Company’s Adjusted EPS, the measure by which the Company provides external guidance, which is then adjusted to add back the effect of significant tax items and to eliminate the effect of: (i) major storms, including the impact on total debt of pending securitizations; (ii) any resolution during the year of certain unresolved regulatory litigation matters, (iii) unrealized gains or losses on equity securities, (iv) effects of federal income tax law changes: and (v) any adjustments to contributions to pension investments or trusts related to post-retirement benefits that are elective and deviate from original plan assumptions (collectively, the “Pre-Determined Exclusions”). The Personnel Committee determined that target performance for this metric would equal management’s expectation for the Company’s Adjusted EPS as reflected in its financial plan, or $5.95 per share, with minimum performance determined to be $5.35 per share and maximum performance being $6.55 per share.

ETR Tax Adjusted EPS was used as the financial measure for the EAM because:

•It is based on an objective financial measure that the Company and their investors consider to be important in evaluating financial performance.
•It is based on the same metrics used for internal and external financial reporting.
•It provides both discipline and transparency.

The Personnel Committee considered it appropriate to use ETR Tax Adjusted EPS, which adds back the effect of significant tax items that may have been excluded from ETR Adjusted EPS, as the earnings measure because of the significant financial benefits to the Company resulting from such tax items and the management effort required to achieve them.

The committee also considered, both at the time it chose ETR Tax Adjusted EPS as the EAM financial measure and when it established the targets for this measure, the appropriateness of excluding the effect of each of the specific Pre-Determined Exclusions it had identified from the financial measure. It viewed the exclusion of major storms as appropriate because although the Company includes estimates for storm costs in its financial plan, it does not include estimates for a major storm event, such as a hurricane. The Personnel Committee considered the exclusion of the effects of any unanticipated changes in federal income tax law to be appropriate because of the inability of management to impact those results. It approved the exclusion of elective adjustments to Company contributions to pension and post-retirement benefit plan trusts because such elective adjustments are not reflective of the underlying performance of the business. The Personnel Committee approved the other exclusions from reported results — for the impact of certain legacy unresolved regulatory litigation and unanticipated unrealized gains and losses on securities — primarily because of management’s inability to influence either of the related outcomes.

ESG Measures and Targets

To demonstrate Entergy’s strong commitment to its ESG goals and to more directly link executive compensation to successful execution on its strategies to achieve those objectives, the Personnel Committee decided to use the ESG measures described below to determine 40% of the EAM, with each of the measures weighted at 10%. These measures were selected because the committee considered them to represent keyways that the Company creates sustainable value for its stakeholders that may not be fully captured in its quarterly and annual financial results.

Following is a summary description of each of the ESG measures, including the metric or methodology used for determining the level of achievement and the rationale for each of the selected measures:

Measure	Metrics and Targets	Objective
Safety	Rate of serious injuries and fatalities per 100 employees or contractors (SIF rate). Minimum performance = 50th percentile, target = 75th percentile, and maximum performance = 90th percentile of published Edison Electric Institute member SIF rate data as published in 2021, with no payout if any fatalities.	Ensures Entergy maintains a safe and incident-free workplace for all of its employees and contractors.
Diversity, Inclusion & Belonging (DIB)
Overall qualitative assessment of DIB key performance indicators assessed in the workforce, workplace and marketplace, informed by quantitative measures; progress on DIB initiatives; and responsiveness to emergent issues.
		•	Reinforces Entergy’s commitment to be a fair and equitable work environment that is welcoming to all and allows us to attract and retain superb talent, allowing the Company to execute on its strategy.
		•	Rewards progress toward meeting Entergy’s commitment to develop and retain a workforce that reflects the rich diversity of the communities the Company serves.
		•	Drives an engaged workforce; customer-centric service and solutions; enhancement of owner value; and community partnerships.
Environmental Stewardship	Assessment of progress toward environmental commitments through performance on key initiatives and Utility CO2 emission rate outcomes.	•	Reinforces Entergy’s commitment to long-term sustainability and a reduced impact on the environment.
		•	Ensures accountability for achieving the Company’s significant external commitments to reduce carbon emissions.
Customer Net Promoter Score (NPS)
Customer NPS is determined through a blind survey of residential customers who are asked how likely they are to recommend Entergy, on a scale of 1 to 10. The NPS is the percentage of promoters (scores 9-10) less the percentage of detractors (scores less than 6). Minimum performance = 2, target = 9, and maximum performance = 16.
		•	Incentivizes actions that drive positive customer outcomes (as measured through customer feedback) including impacts on reliability improvements, responsiveness, continuous improvement and innovation.
		•	Signals overall health and loyalty of our customer relationship.

In determining the targets to set for 2021, the Personnel Committee reviewed anticipated drivers and risks to the Company’s expectations for its adjusted earnings for 2021 as set forth in the Company’s financial plan, as well as factors driving the strong financial performance achieved in 2020. The Personnel Committee confirmed that the proposed plan targets for ETR Tax Adjusted EPS reflected significant growth in the core earnings measure underlying the STI target. The Personnel Committee also considered the potential impact of a wide range of identified risks and opportunities and confirmed that both the financial and ESG STI targets reflected a reasonable balancing of such risks and opportunities and an appropriate degree of challenge. The goals were designed to be achievable, but also to require the strong coordinated performance of the management team.

2021 Performance Assessment

In January 2022, the Finance and Personnel Committees jointly reviewed the Company’s financial and operational results and assessed management’s performance against the performance objectives and targets described above in order to determine the EAM. The following table summarizes the STI targets and performance results for 2021, resulting in an EAM of 125%:

Performance Measure	Targets and Results
	Weighting	Minimum	Target	Maximum	2021 Results	Level of Achievement
ETR Tax Adjusted EPS ($)	60%	5.35	5.95	6.55	6.22	144%
Safety (SIF Rate)	10%	0.07	0.03	0.00	___(1)	0%
Diversity, Inclusion & Belonging	10%	Qualitative assessment (see below)				110%
Environmental Stewardship	10%	Qualitative assessment (see below)				140%
Customer Net Promoter Score	10%	2	9	16	11.2	131%
EAM	100%	25%	100%	200%		125%
(1) Measure defaulted to achievement level of 0% due to one employee and two contractor fatalities in 2021. 2021 SIF results were 0.05 for employees and 0.15 for contractors.

In assessing 2021 financial performance, the Finance and Personnel Committees reviewed various factors explaining how the 2021 ETR Tax Adjusted EPS result compared to the 2021 business plan and STI target set in January 2021. ETR Tax Adjusted EPS exceeded the ETR Tax Adjusted EPS target of $5.95 per share by $0.27. This outperformance resulted in part from the fact that ETR Adjusted EPS exceeded the midpoint of the guidance set at the beginning of the year by $0.07 per share. The ETR Tax Adjusted EPS result also reflected a positive adjustment of $0.26 to ETR Adjusted EPS for the net effects on earnings of major storms impacting the Company’s service area during 2021, consistent with the Pre-Determined Exclusions approved when the target was set at the beginning of the year. The results also reflected a negative adjustment of $0.06 for the effect on 2021 ETR Adjusted EPS of certain changes in tax law, also consistent with the Pre-Determined Exclusions.

In assessing management’s 2021 performance on the new ESG measures, the committees focused particularly on the qualitative assessments required with respect to the Diversity, Inclusion & Belonging and Environmental Stewardship measures. In each area, the committees reviewed a wide range of key performance indicators and assessed progress on strategies and initiatives that had been identified at the beginning of the performance period as key to achieving the Company’s strategic objectives. Following are selected performance milestones and highlights considered as part of the assessment:

Performance Measure	2021 Developments
Diversity, Inclusion & Belonging	•	Increased representation of women and underrepresented racial and ethnic groups in employee population and at director level and above in management from 2020
Level of Achievement	•	Established Diversity & Workforce Strategies Center of Excellence led by Vice President, Diversity & Workforce Strategies
• 110%	•	Developed and deployed targeted DIB interventions designed to engage a diverse workforce, including in mentoring, unconscious bias, inclusive leadership and psychological safety
	•	Infused DIB into hiring policies, practices and procedures and hiring manager/recruiter training
	•	Integrated DIB skill building in leadership development programs for diverse group of participants
•
Engaged with partners in the utility industry and education to support mentoring programs to connect diverse students with industry mentors and expanded educational opportunity pipeline to non-traditional education partners to attract diverse students

	•	Organizational health and inclusive climate survey scores declined from 2020
	•	Increased diverse supplier managed spend from 2020 levels
Environmental Stewardship	•	Integration of substantially higher levels of renewable power generation into planned generation mix, leading to expected achievement of 2030 climate goal ahead of schedule
Level of Achievement	•	Utility equity CO2 emission rate initially projected at slightly below target of 659 lbs./MWh; subsequently determined to be above target for 2021, due in part to higher
• 140%		natural gas prices resulting in more dispatch of our coal generation by the Midcontinent Independence System Operator (MISO) as compared to 2020
	•	Completed Orange County Advanced Power Station hydrogen design, project investment plan and hydrogen supply plan
	•	Arkansas and Louisiana coal plant retirement plan refined and integrated into business plan
	•	Regulatory progress advancing customer solutions, including filings focused on green tariffs, PowerThrough backup power solutions, electric vehicles, energy efficiency and distributed resources
	•	Progress on electrification of Entergy vehicle fleet
	•	Progress advancing eTech offerings to promote adoption of electric-powered alternatives to fossil fuel applications
	•	Progress on transmission and distribution system and water resilience planning and investment in reforestation and wetland restoration

In addition to the foregoing financial and operational results, the Personnel Committee considered management’s degree of success in achieving various operational and regulatory goals set out at the beginning of the year and in overcoming certain challenges that arose in the business during the course of the year. The committee took note of not only various ways management had created value for all the Company’s key stakeholders during 2021, but also major external challenges that were overcome in the process, including particularly Winter Storm Uri and Hurricane Ida, as well as the continuing COVID-19 pandemic, inflationary pressure on customer bills, supply chain constraints and labor market shortages. The committee also noted that despite these challenges, management had remained focused on achieving strong financial results for the benefit of all of its stakeholders while at the same time driving positive outcomes in areas that would contribute to the long-term sustainability of the Company.

Under the STI program, NEOs who are members of the OCE could earn a payout ranging from 0% to 200% of the NEO’s target opportunity while NEOs who are not members of the OCE could earn a payout ranging from 0% to 300% of the NEO’s target opportunity, subject to the overall funding limitation determined by the EAM. To determine individual NEO STI awards for members of the OCE, the Personnel Committee considered individual performance in executing on the Company’s strategies and delivering the strong financial performance achieved in 2021, as well as the executive’s success in achieving individual goals within the executive’s scope of responsibilities. In addition, the Personnel Committee considered the individual’s key accountabilities and accomplishments in relation to major external challenges the Company experienced during the year, including those referenced above. With these considerations in mind, the Personnel Committee approved payouts to each of the NEOs, who are members of the OCE, that were modestly higher than the EAM, ranging from 135% to 150% of target.

After the EAM was established to determine overall funding for the STI awards, Entergy’s Chief Executive Officer allocated incentive award funding to individual business units based on business unit results. Individual awards were determined for the remaining NEOs who are not members of the OCE by their immediate supervisor based on the individual officer’s key accountabilities, accomplishments, and performance. This resulted in payouts that ranged from 87% of target to 145% of target for the NEOs who are not members of the OCE.

Based on the foregoing evaluation of management performance, the NEOs received the following STI payouts:

Named Executive Officer	Base Salary	Target as Percentage of Base Salary(1)	Payout as Percentage of Target	2021 Annual Incentive Award
Marcus V. Brown	$710,700	80%	135%	$852,840
Leo P. Denault	$1,300,000	140%	135%	$2,457,000
David D. Ellis	$415,000	60%	92%	$228,225
Haley R. Fisackerly	$399,891	40%	135%	$216,186
Laura R. Landreaux	$380,000	40%	145%	$220,093
Andrew S. Marsh	$710,700	85%	150%	$906,143
Phillip R. May, Jr.	$416,928	60%	133%	$333,205
Sallie T. Rainer(2)	$369,474	40%	87%	$127,949
Deanna D. Rodriguez	$330,000	40%	110%	$144,662
Eliecer Viamontes	$340,000	40%	99%	$134,793
Roderick K. West	$753,819	80%	140%	$844,277
(1) The target opportunities, as a percentage of salary, were determined based on the individual’s position and salary at the end of 2021.
(2) Ms. Rainer received a pro-rated STI award since she retired prior to the end of the performance year.

Long-Term Incentive Compensation

Overview

Long-term incentive compensation delivered in shares of Entergy common stock represents the largest portion of executive officer compensation. The Company believes the combination of long-term incentives it employs provides a compelling performance-based compensation opportunity, is effective at retaining a strong senior management team, and aligns the interests of the executive officers with the interests of Entergy’s customers and shareholders by enhancing executives’ focus on the Company’s long-term goals.

For each NEO, a dollar value is established to determine that NEO’s long-term incentive awards. The award value for each NEO is determined based on market median compensation data for the officer’s role, adjusted to reflect individual performance and internal equity. In January 2021, the Personnel Committee approved the 2021 long-term incentive award target amounts for each NEO. Mr. Denault’s target opportunity was increased in recognition of his strong performance and the Company’s significant achievements in 2020. This amount for each NEO was then converted into the number of performance units, stock options and shares of restricted stock granted to each NEO based on an allocation of 60% PUP, 20% stock options and 20% restricted stock.

NEO	Long-Term Incentive Grant Date Value
Marcus V. Brown	$1,507,328
Leo P. Denault	$8,986,053
David D. Ellis	$310,982
Haley R. Fisackerly	$282,240
Laura R. Landreaux	$266,557
Andrew S. Marsh	$2,008,880
Phillip R. May, Jr.	$371,053
Sallie T. Rainer	$47,522
Deanna D. Rodriguez	$258,603
Eliecer Viamontes	$298,154
Roderick K. West	$1,840,794

2021 Long-Term Incentive Award Mix

Long-Term Performance Units

The NEOs are issued performance unit awards under the PUP with payout opportunities established by the Personnel Committee at the beginning of each three-year performance period.

The PUP specifies a minimum, target and maximum achievement level, the achievement of which determines the number of performance units that may be earned by each participant. For the 2021 – 2023 PUP performance period, the Personnel Committee chose the performance measures and targets set forth below.

2021-2023 PUP Performance Period: Measures and Goals

Performance Measures(1)	PUP Measure Weight	Goals(2)
Relative TSR	80%	Minimum (25%) - Bottom of 3rd Quartile Target (100%) - Median Percentile Maximum (200%) - Top Quartile
Adjusted FFO/Debt Ratio(3)	20%	Minimum (25%) - 14.5% Target (100%) - 15.5% Maximum (200%) - 17.0%
(1)Payouts for performance between achievement levels are calculated using straight-line interpolation, between minimum and target and between target and maximum, with no payouts for performance below the minimum achievement level with respect to the applicable performance measure, and payouts are capped at the maximum achievement level with respect to the applicable performance measure.
(2)No payout if the TSR falls within the lowest quartile of the peer companies in the Philadelphia Utility Index and the Adjusted FFO/Debt Ratio is below the minimum performance goal.
(3)Results for the Adjusted FFO/Debt Ratio will be adjusted to exclude the Pre-Determined Exclusions.

Performance Measures

Relative TSR:

•The Personnel Committee chose relative TSR as a performance measure because it reflects the Company’s creation of shareholder value relative to other electric utilities included in the Philadelphia Utility Index over the performance period. By measuring performance in relation to an industry benchmark, this measure is intended to isolate and reward management for the creation of shareholder value that is not driven by events that affect the industry as a whole.

•Minimum, target and maximum performance levels are determined by reference to the ranking of Entergy’s TSR in relation to the TSR of the companies in the Philadelphia Utility Index. The Personnel Committee identified the Philadelphia Utility Index as the appropriate industry peer group for determining relative TSR because the companies included in this index, in the aggregate, are viewed as comparable to the Company in terms of business and scale.

Adjusted FFO/Debt Ratio:

•In recent years, we have used two financial measures to determine awards under the PUP — a cumulative EPS measure and relative TSR. To emphasize the importance of strong credit for the long-term health of our business, for the 2021 – 2023 PUP performance period we replaced the EPS measure with a credit measure – Adjusted FFO/Debt Ratio.

•The adjusted FFO/Debt ratio is the ratio of:  (i) adjusted funds from operations calculated as operating cash flow adjusted for allowance for funds used during construction, working capital and the effects of securitization revenue, and the Pre-Determined Exclusions; to (ii) total debt, excluding outstanding or pending securitization debt.

•The Personnel Committee decided to use this ratio because it emphasizes financial stability, noting that a financially healthy utility creates the capacity to make investments on behalf of customers, addresses the needs of our communities, provides low-cost access to capital markets, and promotes employee confidence.

Stock Options and Restricted Stock

The Company grants stock options and shares of restricted stock as part of its long-term incentive award mix because it aligns the interests of the executive officers with long-term shareholder value, provides competitive compensation, and increases the executives’ ownership in Entergy’s common stock. Generally, stock options are granted with a maximum term of ten years and vest one-third on each of the first three anniversaries of the date of grant. The exercise price for each option granted in January 2021 was $95.87, which was the closing price of Entergy’s common stock on the date of grant. Shares of restricted stock vest one-third on each of the first three anniversaries of the date of grant, are paid dividends which are reinvested in shares of Entergy stock and have full voting rights. The dividend reinvestment shares are subject to forfeiture similar to the terms of the original grant.

2021 Long-Term Incentive Awards

In January 2021, the Personnel Committee granted the following PUP performance units, stock options and shares of restricted stock to each NEO. The number of performance units, options and shares of restricted stock were determined as discussed above under “Long-Term Incentive Compensation – Overview.”

Named Executive Officer	2021 – 2023 Target PUP Units	Stock Options	Shares of Restricted Stock
Marcus V. Brown	8,784	21,906	3,045
Leo P. Denault	52,365	130,600	18,154
David D. Ellis(1)	2,056	3,490	486
Haley R. Fisackerly	1,645	4,101	570
Laura R. Landreaux	1,553	3,873	539
Andrew S. Marsh	11,706	29,196	4,059
Phillip R. May, Jr.	2,162	5,392	750
Sallie T. Rainer(2)	1,553	3,873	539
Deanna D. Rodriguez(3)	1,301	—	1,235
Eliecer Viamontes	1,737	4,332	603
Roderick K. West	10,727	26,752	3,719
(1)Mr. Ellis’s target PUP units were increased in connection with his promotion in 2021.
(2)Ms. Rainer retired in 2021, and forfeited the 2021 – 2023 PUP units and shares of restricted stock granted to her in January 2021.
(3)As a new officer in 2021, Ms. Rodriguez received a pro-rated target PUP award for the 2021 – 2023 performance period. Stock options are only awarded to individuals who are officers at the time of grant. Ms. Rodriguez did not receive stock options in 2021 as she was not an officer at the time of grant.

All of the performance units, the shares of restricted stock and stock options granted to our NEOs in 2021 were granted pursuant to the 2019 OIP. The 2019 OIP requires both a change in control and an involuntary job loss without cause or a resignation by the NEO for good reason within 24 months following a change in control (a “double trigger”) for the acceleration of these awards upon a change in control.

Payouts for the 2019 – 2021 PUP Performance Period

In January 2019, the Personnel Committee chose relative TSR and Cumulative ETR Adjusted EPS as the performance measures for the 2019 – 2021 PUP performance period, with relative TSR weighted 80% and Cumulative ETR Adjusted EPS weighted 20%. Cumulative ETR Adjusted EPS, which adjusts Entergy’s as reported (GAAP) results to eliminate the impact of EWC and other non-routine items, was selected in 2019 as a performance measure because the committee wished to incentivize management to achieve steady, predictable earnings growth for the Company over the three-year performance period, and because it aligns with the earnings measure used to communicate the Company’s earnings expectations externally to investors. Similar to the way targets are established for the STI awards, targets for the Cumulative ETR Adjusted EPS performance measure were established by the Personnel Committee after the Board’s review of the Company’s strategic plan. These targets also exclude the effect of major storms, the resolution of certain unresolved regulatory litigation matters, changes in federal income tax law and unrealized gains or losses on equity securities. The payout was determined based on the achievement of the following performance goals established for both performance measures by the committee at the beginning of the performance period:

2019 – 2021 PUP Performance Period: Measure and Goals

Performance Measure(1)	PUP Measure Weight	Payout
Relative TSR	80%	Minimum (25%) - Bottom of 3rd Quartile Target (100%) - Median Percentile Maximum (200%) - Top Quartile
Cumulative ETR Adjusted EPS ($)(2)	20%	Minimum (25%) - 14.94 Target (100%) - 16.60 Maximum (200%) - 18.26
(1)Payouts for performance between achievement levels are calculated using straight-line interpolation between minimum and target and between target and maximum, with no payouts for performance below the minimum achievement level and payouts are capped for performance at or above the maximum performance level.
(2)EPS targets were established to drive multi-year key growth measures consistent with those that were externally communicated to investors.

In January 2022, the Personnel Committee reviewed the Company’s TSR and the Cumulative ETR Adjusted EPS for the 2019 – 2021 PUP performance period in order to determine the payout to participants based upon the performance measures and range of potential payouts for the 2019 – 2021 PUP performance period as provided above. The committee compared the Company’s TSR against the TSR of the companies that were included in the Philadelphia Utility Index throughout the three-year performance period, which were:

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

As recommended by the Finance Committee, the Personnel Committee concluded that Entergy Corporation’s relative TSR for the 2019 – 2021 PUP performance period was in the second quartile, and that Cumulative ETR Adjusted EPS was $17.44, yielding a payout of 120% of target for the NEOs.

Named Executive Officer	2019 - 2021 Target	Number of Shares Issued(1)	Value of Shares Actually Issued(2)	Grant Date Fair Value(3)
Marcus V. Brown	9,383	12,385	$1,366,685	$933,552
Leo P. Denault	40,508	53,648	$5,900,194	$4,030,303
David D. Ellis(4)	1,586	2,078	$229,307	$157,797
Haley R. Fisackerly	1,450	1,913	$211,100	$144,266
Laura R. Landreaux	1,450	1,913	$211,100	$144,266
Andrew S. Marsh	11,869	15,666	$1,728,743	$1,180,894
Phillip R. May, Jr.	2,150	2,837	$313,063	$213,912
Sallie T. Rainer(5)	1,369	1,792	$197,747	$136,207
Deanna D. Rodriguez(6)	—	—	$—	$—
Eliecer Viamontes(7)	926	1,185	$130,765	$92,131
Roderick K. West	10,073	13,296	$1,467,214	$1,002,203

(1)Includes accrued dividends.
(2)Value determined based on the closing price of Entergy Corporation common stock on January 19, 2022 ($110.35), the date the Personnel Committee certified the 2019 – 2021 performance period results.
(3)Represents the aggregate grant date fair value calculated in accordance with applicable accounting rules as reflected in the 2019 Summary Compensation Table.
(4)Mr. Ellis experienced a change in officer status in 2021, and accordingly, his target opportunity was increased for the 2019 – 2021 performance period.
(5)Ms. Rainer retired in 2021, and accordingly, received a pro-rated award opportunity for the 2019 – 2021 performance period.
(6)As a new officer in 2021, Ms. Rodriguez was not eligible to participate in the 2019 – 2021 performance period.
(7)As a new hire in 2020, Mr. Viamontes received a pro-rata target award opportunity for the 2019 – 2021 performance period.

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

See “2021 Pension Benefits” for additional information regarding the operation of the plans described above.

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
2021 Perquisites	Corporate aircraft usage and annual mandatory physical exams. The NEOs who are members of the OCE do not receive tax gross ups on any benefits, except for relocation assistance.

In 2021, the NEOs who are not members of the OCE also were provided with club dues, relocation assistance and tax gross up payments on these perquisites.

For additional information regarding perquisites, see the “All Other Compensation” column in the 2021 Summary Compensation Table.
Deferred Compensation	The NEOs are eligible to defer up to 100% of their base salary and STI awards into the Entergy Corporation sponsored Executive Deferred Compensation Plan.
Executive Disability Plan	Eligible individuals who become disabled under the terms of the plan are eligible for 65% of the difference between their annual base salary and $276,923 (i.e. the annual base salary that produces the maximum $15,000 monthly disability payment under the general long-term disability plan).

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

System Executive Continuity Plan

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

To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan under which each of our NEOs is entitled to receive “change in control” payments and benefits if such officer’s employment is involuntarily terminated without cause or if the officer resigns for good reason, in each case, in connection with a change in control of the Company. Entergy strives to ensure that the benefits and payment levels under the System Executive Continuity Plan are consistent with market practices. Entergy’s executive officers, including the NEOs, are not entitled to any tax gross up payments on any severance benefits received under this plan. For more information regarding our severance arrangements, see “Potential Payments Upon Termination or Change in Control.”

Restricted Stock Units

Restricted stock units granted under our 2019 OIP represent phantom shares of our common stock that have an economic value equivalent to one share of our common stock. Entergy Corporation occasionally grants restricted units for retention purposes, to offset forfeited compensation from a previous employer or for other limited purposes. If all conditions of the grant are satisfied, restrictions on the restricted units lift at the end of the restricted period and the restricted stock units are settled in shares of Entergy common stock. Restricted stock units are generally time-based awards for which restrictions lift, subject to continued employment, generally over a two- to five-year period.

In May 2021, the Personnel Committee granted Mr. Brown 14,216 restricted stock units. Mr. Brown’s award was made in recognition of Mr. Brown’s senior leadership role and direction as the Company’s Executive Vice President and General Counsel and to encourage retention of his leadership in light of his marketability as the Company’s General Counsel. The committee noted, based on the advice of its independent consultant, that such grants are an effective means for retention. Mr. Brown’s restricted stock units will vest in one installment on May 17, 2024 if he satisfies the vesting requirements. Mr. Brown will vest in a pro rata portion of his restricted stock units if his employment is terminated without cause or due to a disability or death prior to May 17, 2024. If during a change in control period (as defined in the 2019 OIP), Mr. Brown’s employment is terminated without cause or by Mr. Brown for good reason his restricted stock units will vest immediately.

Mr. Denault’s 2006 Retention Agreement

Entergy Corporation currently has a retention agreement with Leo Denault, Entergy’s Chief Executive Officer. In general, Mr. Denault’s retention agreement provides for certain payments and benefits in the event of his termination of employment by his Entergy employer other than for cause, by Mr. Denault for good reason (as defined in the retention agreement), or on account of his death or disability. For additional information about Mr. Denault’s retention agreement, see “Potential Payments Upon Termination or Change in Control – Mr. Denault’s 2006 Retention Agreement.” Mr. Denault’s retention agreement provided him additional years of service and permission to retire under the System Executive Retirement Plan (“SERP”) in the event his employment is terminated by his Entergy employer other than for cause (as defined in the retention agreement), by Mr. Denault for good reason, or on account of his death or disability. His retention agreement also provided that if he terminates employment for any other reason, he is entitled to up to an additional 15 years of service under the SERP only if his Entergy employer grants him permission to retire, subject to the overall 30-year cap on service credit under the

SERP. Mr. Denault’s retention agreement was entered into in 2006 when he was Entergy’s Chief Financial Officer and was designed to reflect the competition for chief financial officer talent in the marketplace at that time and the Personnel Committee’s assessment of the critical role this position played in executing the Company’s long-term financial and other strategic objectives. Based on the market data provided by the Company’s former independent compensation consultant, the committee, at the time the agreement was entered into, believed the benefits and payment levels under Mr. Denault’s retention agreement were consistent with market practices.

On May 7, 2021, Mr. Denault’s retention agreement was amended to align the permission requirements of his retention agreement with those of the SERP. Generally, SERP participants who separate from employment with an Entergy system company prior to age 65 are required to obtain permission to retire to receive their benefits. Permission is not required after age 65. Prior to the amendment, Mr. Denault’s retention agreement required him to obtain permission to retire even after age 65 to receive the 15 additional years of service under the SERP provided by the retention agreement. With the amendment, Mr. Denault no longer needs such post-age-65 permission to retire to receive the 15 additional years of service under the SERP. The amendment does not change the requirement that Mr. Denault obtain permission to retire before age 65 to receive his SERP benefits.

Non-Qualified Pension Plan Modifications

On November 2, 2021, we entered into an agreement with Leo Denault that: (i) amends the Pension Equalization Plan (“PEP”) to terminate his participation in that plan; and (ii) provides that when he terminates employment with the Company the benefit payable to him or his surviving spouse under the SERP will be frozen and determined as if Mr. Denault separated from the Company as of November 30, 2021 (including the use of compensation, service and actuarial assumptions applicable to separations as of such date). As a result of the agreement and the amendment to the SERP, the SERP benefits payable to Mr. Denault are fixed at $37,025,593 and will not change due to any changes in his compensation, service or actuarial assumptions. Except as amended, benefits payable to Mr. Denault (or his surviving spouse, if applicable) under the SERP will otherwise generally continue to be subject to the provisions of the SERP (including applicable forfeiture conditions) and Mr. Denault’s retention agreement. Based on the advice of its independent compensation consultant, the Personnel Committee approved these modifications to the PEP and SERP to ensure the SERP remains an important retention tool for Entergy’s Chief Executive Officer while mitigating future risk of cost volatility of the SERP benefit through a freeze.

Risk Mitigation and Other Pay Practices

Entergy Corporation strives to ensure that its compensation philosophy and practices are in line with the best practices of companies in its industry as well as other companies in the S&P 500. Some of these practices include the following:

Clawback Provisions

Under the clawback policy, all incentives paid to all individuals subject to Section 16 of the Exchange Act, including all of the NEOs, are required to be reimbursed where:

•the payment was based on the achievement of certain financial results that were subsequently determined to be the subject of a material restatement other than a restatement due to changes in accounting policy; or a material miscalculation of a performance award occurs, whether or not the financial statements were restated and, in either case, a lower payment would have been made to the executive officer based upon the restated financial results or correct calculation; or

•in the Entergy Board of Directors’ view, the executive officer engaged in fraud that caused or partially caused the need for a restatement or caused a material miscalculation of a performance award, in each case, whether or not the financial statements were restated.

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

Stock Ownership Guidelines and Share Retention Requirements

Entergy Corporation requires their NEOs to own Entergy stock to further align their interests with Entergy’s shareholders’ interests. Annually, the Personnel Committee monitors the executive officers’ compliance with these guidelines with all of the NEOs satisfying the applicable ownership guidelines at that time. The ownership guidelines are as follows:

The ownership guidelines are as follows:

Role	Value of Common Stock to be Owned
Chief Executive Officer	6 x base salary
Executive Vice Presidents	3 x base salary
Senior Vice Presidents	2 x base salary
Vice Presidents	1 x base salary

Further, to facilitate compliance with the guidelines, until an executive officer satisfies the stock ownership guidelines, the officer must retain:

•all net after-tax shares paid out under the PUP;
•all net after-tax shares of our restricted stock and all net after-tax shares received upon the vesting of restricted stock units; and
•at least 75% of the after-tax net shares received upon the exercise of Entergy Corporation stock options.

Trading Controls

Executive officers, including the NEOs, are required to receive permission from the Company’s General Counsel or his designee prior to entering into any transaction involving Company securities, including gifts, other than an exercise of employee stock options that is not funded through a sale in the market. Trading is generally permitted only during specified open trading windows beginning shortly after the release of earnings. Employees who are subject to trading restrictions, including the NEOs, may enter into trading plans under Rule 10b5-1 of the Exchange Act, but these trading plans or any amendment to an existing plan may be entered into only during an open trading window and must be approved by the Company. An NEO bears full responsibility if he or she violates Company policy by buying or selling shares without pre-approval or when trading is restricted.

Entergy Corporation also prohibits directors and executive officers, including the NEOs, from pledging any Entergy Corporation securities or entering into margin accounts involving Entergy Corporation securities. Entergy Corporation prohibits these transactions because of the potential that sales of Entergy Corporation securities could occur outside trading periods and without the required approval of the General Counsel. In addition, Entergy Corporation prohibits directors and executive officers, including the NEOs, from engaging in any hedging transactions with respect to Entergy securities.
Compensation Consultant Independence

Annually, the Personnel Committee reviews the relationship with its compensation consultant to determine whether any conflicts of interest exist that would prevent Pay Governance from independently advising the Personnel Committee. When assessing the independence of its compensation consultant the committee considered the following factors, among others:

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

In addition, Pay Governance has agreed that it will not accept any engagement with management without prior approval from the Personnel Committee, and Entergy Corporation’s Board has adopted a policy that prohibits a compensation consultant from providing other services to it if the aggregate amount for those services would exceed $120,000 in any year. During 2021, Pay Governance did not provide any services to Entergy Corporation other than the services it performed on behalf of the Personnel and Corporate Governance Committees, and it worked with Entergy Corporation’s management only as directed by the committees.

PERSONNEL COMMITTEE REPORT

The Personnel Committee Report included in the 2022 Entergy Proxy Statement is incorporated by reference, but will not be deemed to be “filed” in this Annual Report on Form 10-K. None of the Registrant Subsidiaries has a compensation committee or other board committee performing equivalent functions. The board of directors of each of the Registrant Subsidiaries is comprised of individuals who are officers or employees of Entergy Corporation or one of the Registrant Subsidiaries. These boards do not make determinations regarding the compensation paid to executive officers of the Registrant Subsidiaries.

EXECUTIVE COMPENSATION TABLES

2021 Summary Compensation Tables

The following table summarizes the total compensation paid or earned by each of the NEOs for the fiscal year ended December 31, 2021, and to the extent required by SEC executive compensation disclosure rules, the fiscal years ended December 31, 2020 and 2019.  For information on the principal positions held by each of the NEOs, see Item 10, “Directors, Executive Officers, and Corporate Governance of the Registrants.”

The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see “Compensation Discussion and Analysis.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Name and Principal Position (1)	Year	Salary (2)	Bonus	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compen-sation (5)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings (6)	All Other Compen-sation (7)	Total	Total Without Change in Pension Value (8)
Marcus V. Brown	2021	$705,286	$—	$2,752,829	$268,787	$852,840	$491,400	$60,135	$5,131,277	$4,639,877
Executive Vice President and	2020	$709,688	$—	$1,626,512	$327,172	$662,400	$1,746,000	$78,631	$5,150,403	$3,404,403
General Counsel -	2019	$661,563	$—	$1,248,839	$297,182	$684,573	$1,455,300	$69,955	$4,417,412	$2,962,112
Entergy Corp.

Leo P. Denault	2021	$1,289,538	$—	$7,383,591	$1,602,462	$2,457,000	$4,178,300	$319,164	$17,230,055	$13,051,755
Chairman of the	2020	$1,308,462	$—	$6,716,017	$1,350,986	$2,116,800	$4,416,700	$289,632	$16,198,597	$11,781,897
Board and CEO -	2019	$1,260,000	$—	$5,391,253	$1,282,994	$2,416,680	$3,704,500	$208,822	$14,264,249	$10,559,749
Entergy Corp.

David D. Ellis	2021	$381,971	$—	$320,279	$42,822	$228,225	$31,300	$24,408	$1,029,005	$997,705
Former CEO -	2020	$331,803	$—	$219,889	$36,640	$164,955	$32,200	$19,323	$804,810	$772,610
Entergy New Orleans	2019	$311,004	$—	$188,861	$39,104	$159,804	$18,000	$15,267	$732,040	$714,040

Haley R. Fisackerly	2021	$396,604	$—	$231,921	$50,319	$216,186	$190,000	$41,723	$1,126,753	$936,753
CEO - Entergy	2020	$384,848	$—	$252,819	$49,235	$232,737	$836,200	$48,101	$1,803,940	$967,740
Mississippi	2019	$373,313	$—	$197,780	$51,584	$274,570	$644,700	$37,897	$1,579,844	$935,144

Laura R. Landreaux	2021	$350,660	$—	$219,035	$47,522	$220,093	$125,000	$20,683	$982,993	$857,993
CEO - Entergy	2020	$323,907	$—	$252,819	$49,235	$167,153	$330,700	$26,698	$1,150,512	$819,812
Arkansas	2019	$314,407	$—	$188,861	$42,432	$263,523	$228,700	$26,536	$1,064,459	$835,759

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Name and Principal Position (1)	Year	Salary (2)	Bonus	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compen-sation (5)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings (6)	All Other Compen-sation (7)	Total	Total Without Change in Pension Value (8)
Andrew S. Marsh	2021	$705,286	$—	$1,650,645	$358,235	$906,143	$213,000	$56,018	$3,889,327	$3,676,327
Executive Vice	2020	$704,692	$—	$2,053,717	$413,105	$703,800	$2,054,000	$77,741	$6,007,055	$3,953,055
President and CFO -	2019	$641,923	$—	$1,579,663	$375,914	$712,400	$1,554,300	$69,863	$4,934,063	$3,379,763
Entergy Corp.,
Entergy Arkansas,
Entergy Louisiana,
Entergy Mississippi,
Entergy New
Orleans,
Entergy Texas

Phillip R. May, Jr.	2021	$413,752	$—	$304,893	$66,160	$333,205	$2,000	$25,261	$1,145,271	$1,143,271
CEO - Entergy	2020	$416,677	$—	$371,882	$83,585	$284,881	$1,072,100	$28,836	$2,257,961	$1,185,861
Louisiana	2019	$389,016	$—	$294,183	$77,376	$407,922	$877,100	$28,297	$2,073,894	$1,196,794

Sallie T. Rainer	2021	$344,453	$—	$219,035	$47,522	$127,949	$479,100	$28,151	$1,246,210	$767,110
Former CEO -	2020	$369,133	$—	$252,819	$49,235	$175,713	$663,100	$33,383	$1,543,383	$880,283
Entergy Texas	2019	$344,722	$—	$197,780	$51,584	$219,069	$617,200	$37,361	$1,467,716	$850,516

Deanna D. Rodriguez	2021	$314,450	$—	$339,833	$—	$144,662	$144,900	$59,161	$1,003,006	$858,106
CEO - Entergy
New Orleans

Eliecer Viamontes	2021	$324,120	$—	$245,000	$53,154	$134,793	$22,300	$102,190	$881,557	$859,257
CEO - Entergy
Texas

Roderick K. West	2021	$748,087	$—	$1,512,547	$328,247	$844,277	$77,500	$75,540	$3,586,198	$3,508,698
Group President	2020	$754,742	$—	$1,804,816	$363,022	$673,314	$1,976,400	$59,730	$5,632,024	$3,655,624
Utility Operations -	2019	$709,023	$—	$1,340,679	$319,039	$674,742	$1,604,100	$67,191	$4,714,774	$3,110,674
Entergy Corp.

(1)Ms. Rodriguez was named Chief Executive Officer, Entergy New Orleans in May 2021, and Mr. Viamontes was named Chief Executive Officer, Entergy Texas in November 2021.
(2)The amounts in column (c) represent the actual base salary paid to the NEOs in the applicable year. The 2020 base salary amounts include an amount attributable to an extra pay period that occurred in 2020 as the NEOs are paid on a bi-weekly basis.  The 2021 changes in base salaries noted in the CD&A were effective in April 2021, except where otherwise indicated.
(3)The amounts in column (e) represent the aggregate grant date fair value of restricted stock and performance units granted under the 2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (the “2015 EOP”) and the 2019 OIP (together with the 2015 EOP, the “Equity Plans”), each calculated in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures.  The grant date fair value of the restricted stock, restricted stock units, and the portion of the performance units with vesting based on the Adjusted FFO/Debt Ratio is based on the closing price of Entergy Corporation common stock on the date of grant.  The grant date fair value of the portion of the performance units with vesting based on the TSR was measured using a Monte Carlo simulation valuation model.  The simulation model applies a risk-free interest rate and an expected volatility assumption.  The risk-free interest rate is assumed to equal the yield on a three-year treasury bond on the grant date.  Volatility is based on historical volatility for the 36-month period preceding the grant date.  The performance units in the table are also valued based on the probable outcome of the applicable performance condition at the time of grant. The maximum value of shares that would be received if the highest achievement level is attained with respect to both the TSR and Adjusted FFO/Debt Ratio, for performance units granted in 2021 are as follows:  Mr. Brown, $1,684,244; Mr. Denault, $10,040,465; Mr. Ellis, $465,928; Mr. Fisackerly, $315,412; Ms. Landreaux $297,772; Mr. Marsh, $2,244,508; Mr. May, $414,542; Ms. Rodriguez $345,515; Mr. Viamontes $333,052; and Mr. West, $2,056,795. Ms. Rainer retired in 2021 and forfeited the 2021 - 2023 PUP units and shares of restricted stock granted to her in January 2021.
(4)The amounts in column (f) represent the aggregate grant date fair value of stock options granted under the Equity Plans calculated in accordance with FASB ASC Topic 718.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the financial statements.
(5)The amounts in column (g) for 2020 and 2021 represent STI award cash payments made under the 2019 OIP, and the amounts for 2019 represent the cash payments made under the annual incentive program.
(6)For all NEOs, the amounts in column (h) include the annual actuarial increase in the present value of these NEOs’ benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation’s financial statements and include amounts which the NEOs may not currently be entitled to receive because such amounts are not vested (see “2021 Pension Benefits”). None of the increases for any of the NEOs is attributable to above-market or preferential earnings on non-qualified deferred compensation.
(7)The amounts in column (i) for 2021 include (a) matching contributions by Entergy Corporation under the Savings Plan to each of the NEOs; (b) dividends paid on restricted stock when vested; (c) life insurance premiums; (d) tax gross up payments on club dues; and (e) perquisites and other compensation as described further below.  The amounts are listed in the following table:

Named Executive Officer	Company Contribution – Savings Plan	Dividends Paid on Restricted Stock	Life Insurance Premium	Tax Gross Up Payments	Perquisites and Other Compensation	Total
Marcus V. Brown	$12,180	$30,184	$11,484	$—	$6,287	$60,135
Leo P. Denault	$12,180	$107,961	$11,484	$—	$187,539	$319,164
David D. Ellis	$17,400	$1,618	$915	$101	$4,374	$24,408
Haley R. Fisackerly	$12,180	$5,032	$5,883	$4,952	$13,676	$41,723
Laura R. Landreaux	$—	$6,358	$1,173	$4,225	$8,927	$20,683
Andrew S. Marsh	$12,180	$33,989	$9,849	$—	$—	$56,018
Phillip R. May, Jr.	$12,180	$6,837	$6,151	$93	$—	$25,261
Sallie T. Rainer	$12,180	$5,032	$2,301	$2,327	$6,311	$28,151
Deanna D. Rodriguez	$12,350	$6,742	$1,364	$7,920	$30,785	$59,161
Eliecer Viamontes	$18,127	$—	$647	$16,084	$67,332	$102,190
Roderick K. West	$12,672	$31,895	$3,997	$—	$26,976	$75,540

(8)In order to show the effect that the year-over-year change in pension value had on total compensation, as determined under applicable SEC rules, we have included an additional column to show total compensation minus the change in pension value. The amounts reported in the Total Without Change in Pension Value column may differ substantially from the amounts reported in the Total column required under SEC rules and are not a substitute for total compensation. Total Without Change in Pension Value represents total compensation, as determined under applicable SEC rules, minus the change in pension value reported in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column. The change in pension value is subject to many external variables, such as interest rates, assumptions about life expectancy and changes in the discount rate determined at each year end, which are functions of economic factors and actuarial calculations that are not related to Entergy Corporation’s performance and are outside of the control of the Personnel Committee.

Perquisites and Other Compensation

The amounts set forth in column (i) also include perquisites and other personal benefits that Entergy Corporation provides to its NEOs as part of providing a competitive executive compensation program and for employee retention. The following perquisites were provided to the NEOs in 2021.

Named Executive Officer	Relocation	Personal Use of Corporate Aircraft	Club Dues	Executive Physical Exams
Marcus V. Brown		X		X
Leo P. Denault		X		X
David D. Ellis		X		X
Haley R. Fisackerly			X	X
Laura R. Landreaux			X
Andrew S. Marsh				X
Phillip R. May, Jr.
Sallie T. Rainer			X
Deanna D. Rodriguez	X		X
Eliecer Viamontes	X
Roderick K. West		X		X

For security and business reasons, Entergy Corporation’s Chief Executive Officer is permitted to use its corporate aircraft for personal use at the expense of Entergy Corporation.  The other NEOs may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer.  Annually, the Personnel Committee reviews the level of usage. Entergy Corporation believes that its officers’ ability to use its plane for limited personal use saves time and helps to ensure their personal health and safety in light of the ongoing pandemic, in addition to providing them additional security while traveling, thereby benefiting the Company. The amounts included in column (i) for the personal use of corporate aircraft, reflect the incremental cost to Entergy Corporation for use of the corporate aircraft, determined on the basis of the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications, and fees, including flight planning, ground handling, and landing permits. The aggregate incremental aircraft usage cost associated with Mr. Denault’s and Mr. West’s personal use of the corporate aircraft was $184,311 and $25,066, respectively, for fiscal year 2021. In addition, Entergy Corporation offers its executives comprehensive annual physical exams at Entergy Corporation’s expense.

Entergy Corporation also provides relocation benefits to a broad base of employees which include assistance with moving expenses, transportation of household goods and in certain circumstances, assistance with the sale of the employee’s home. In connection with employment, and in accordance with its relocation policies, Entergy Corporation paid $37,452 and $83,323 in relocation expense for Ms. Rodriguez and Mr. Viamontes, respectively, in 2021. The relocation assistance amounts reported above represent the amount paid to Entergy’s relocation service provider or Ms. Rodriguez and Mr. Viamontes, as applicable. If Ms. Rodriguez or Mr. Viamontes separates from the Company prior to the two year anniversary of their promotion, certain of Ms. Rodriguez and Mr. Viamontes relocation benefits are subject to forfeiture.

None of the other perquisites referenced above exceeded $25,000 for any of the other NEOs.

2021 Grants of Plan-Based Awards

The following table summarizes award grants during 2021 to the NEOs.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Marcus V.	1/28/21	$-	$568,560	$1,137,120
Brown	1/28/21				2,196	8,784	17,568				$946,617
	1/28/21							3,045			$291,924
	5/17/21							14,216(6)
	1/28/21								21,906	$95.87	$268,787

Leo P.	1/28/21	$-	$1,820,000	$3,640,000
Denault	1/28/21				13,091	52,365	104,730				$5,643,167
	1/28/21							18,154			$1,740,424
	1/28/21								130,600	$95.87	$1,602,462

David D.	1/28/21	$-	$249,000	$498,000
Ellis(7)	1/28/21				514	2,056	4,112				$221,567
	5/9/21				60	238	476				$38,588
	5/9/21				34	136	272				$13,531
	1/28/21							486			$46,593
	1/28/21								3,490	$95.87	$42,822

Haley R.	1/28/21	$-	$159,956	$319,912
Fisackerly	1/28/21				411	1,645	3,290				$177,275
	1/28/21							570			$54,646
	1/28/21								4,101	$95.87	$50,319

Laura R.	1/28/21	$-	$152,000	$304,000
Landreaux	1/28/21				388	1,553	3,106				$167,361
	1/28/21							539			$51,674
									3,873	$95.87	$47,522

Andrew S.	1/28/21	$-	$604,095	$1,208,190
Marsh	1/28/21				2,927	11,706	23,412				$1,261,509
	1/28/21							4,059			$389,136
	1/28/21								29,196	$95.87	$358,235

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Phillip R.	1/28/21	$-	$250,157	$500,314
May, Jr.	1/28/21				541	2,162	4,324				$232,990
	1/28/21							750			$71,903
	1/28/21								5,392	$95.87	$66,160

Sallie T.	1/28/21	$-	$147,790	$295,580
Rainer(8)	1/28/21				388	1,553	3,106				$167,361
	1/28/21							539			$51,674
	1/28/21								3,873	$95.87	$47,522

Deanna D.	1/28/21	$-	$132,000	$264,000
Rodriguez(7)	1/28/21				325	1,301	2,602				$140,204
	5/9/21				125	501	1,002				$81,230
	1/28/21							1,235			$118,399
	1/28/21								—	$95.87	$—

Eliecer	1/28/21	$-	$136,000	$272,000
Viamontes	1/28/21				434	1,737	3,474				$187,190
	1/28/21							603			$57,810
	1/28/21								4,332	$95.87	$53,154

Roderick K.	1/28/21	$-	$603,055	$1,206,110
West	1/28/21				2,682	10,727	21,454				$1,156,006
	1/28/21							3,719			$356,541
	1/28/21								26,752	$95.87	$328,247

(1)The amounts in columns (c), (d), and (e) represent minimum, target, and maximum payment levels under the STI program.  The actual amounts awarded are reported in column (g) of the 2021 Summary Compensation Table.
(2)The amounts in columns (f), (g), and (h) represent the minimum, target, and maximum payment levels under the PUP.  Performance under the program is measured by Entergy Corporation’s TSR relative to the TSR of the companies included in the Philadelphia Utility Index and Adjusted FFO/Debt Ratio with TSR weighted eighty percent and Adjusted FFO/Debt Ratio weighted twenty percent. There is no payout under the program if Entergy Corporation’s TSR falls within the lowest quartile of the peer companies in the Philadelphia Utility Index and Adjusted FFO/Debt Ratio is below the minimum performance goal. Subject to the achievement of performance targets, each unit will be converted into one share of Entergy Corporation’s common stock on the last day of the performance period (December 31, 2023).  Accrued dividends on the shares earned will also be paid in Entergy Corporation common stock.

(3)The amounts in column (i) represent shares of restricted stock granted under the 2019 OIP.  Shares of restricted stock vest one-third on each of the first through third anniversaries of the grant date, have voting rights, and accrue dividends during the vesting period.
(4)The amounts in column (j) represent options to purchase shares of Entergy Corporation’s common stock granted under the 2019 OIP.  The options vest one-third on each of the first through third anniversaries of the grant date and have a ten-year term from the date of grant.
(5)The amounts in column (l) are valued based on the aggregate grant date fair value of the award calculated in accordance with FASB ASC Topic 718 and, in the case of the performance units, are based on the probable outcome of the applicable performance conditions.  See Notes 3 and 4 to the 2021 Summary Compensation Table for a discussion of the relevant assumptions used in calculating the grant date fair value.
(6)In May 2021, Mr. Brown was awarded 14,216 restricted stock units under the 2019 OIP. The restricted units will vest in one installment on May 17, 2024.
(7)Mr. Ellis’s and Ms. Rodriguez’s awards were modified in connection with their promotions in 2021.
(8)Ms. Rainer retired in 2021 and forfeited the 2021 - 2023 PUP units and shares of restricted stock granted to her in January 2021.

2021 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each NEO, unexercised options, restricted stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2021.

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Marcus V. Brown	—	21,906(1)		$95.87	1/28/2031
	9,524	19,050(2)		$131.72	1/30/2030
	11,906	11,907(3)		$89.19	1/31/2029
	13,500	—		$78.08	1/25/2028
								8,784(4)	$989,518
								1,893(5)	$213,218
						3,045(6)	$343,019
						2,020(7)	$227,553
						1,179(8)	$132,814
						14,126(9)	$1,519,294

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Leo P. Denault	—	130,600(1)		$95.87	1/28/2031
	39,330	78,660(2)		$131.72	1/30/2030
	102,804	51,402(3)		$89.19	1/31/2029
	167,000	—		$78.08	1/25/2028
	179,400	—		$70.53	1/26/2027
	167,000	—		$70.56	1/28/2026
	88,000	—		$89.90	1/29/2025
	106,000	—		$63.17	1/30/2024
	50,000	—		$64.60	1/31/2023
								52,365(4)	$5,898,917
								7,816(5)	$880,444
						18,154(6)	$2,045,048
						8,337(7)	$939,163
						5,087(8)	$573,051

David D. Ellis	—	3,490(1)		$95.87	1/28/2031
	1,066	2,134(2)		$131.72	1/30/2030
	3,133	1,567(3)		$89.19	1/31/2029
								2,056(4)	$231,608
								297(5)	$33,457
						486(6)	$54,748
						334(7)	$37,625
						167(8)	$18,813

Haley R. Fisackerly	—	4,101(1)		$95.87	1/28/2031
	1,433	2,867(2)		$131.72	1/30/2030
	2,067	2,067(3)		$89.19	1/31/2029
	2,200	—		$78.08	1/25/2028
								1,645(4)	$185,309
								238(5)	$26,754
						570(6)	$64,211
						500(7)	$56,325
						200(8)	$22,530

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Laura R. Landreaux	—	3,873(1)		$95.87	1/28/2031
	1,433	2,867(2)		$131.72	1/30/2030
	3,400	1,700(3)		$89.19	1/31/2029
								1,553(4)	$174,945
								238(5)	$26,754
						539(6)	$60,718
						500(7)	$56,325
						167(8)	$18,813

Andrew S. Marsh	—	29,196(1)		$95.87	1/28/2031
	12,026	24,053(2)		$131.72	1/30/2030
	30,121	15,061(3)		$89.19	1/31/2029
	49,000	—		$78.08	1/25/2028
	44,000	—		$70.53	1/26/2027
	45,000	—		$70.56	1/28/2026
	24,000	—		$89.90	1/29/2025
	35,000	—		$63.17	1/30/2024
	32,000	—		$64.60	1/31/2023
	10,000	—		$71.30	1/26/2022
								11,706(4)	$1,318,681
								2,390(5)	$269,234
						4,059(6)	$457,246
						2,550(7)	$287,258
						1,491(8)	$167,961

Phillip R. May, Jr.	—	5,392(1)		$95.87	1/28/2031
	2,433	4,867(2)		$131.72	1/30/2030
	3,100	3,100(3)		$89.19	1/31/2029
	3,300	—		$78.08	1/25/2028
								2,162(4)	$243,549
								350(5)	$39,428
						750(6)	$84,488
						734(7)	$82,685
						300(8)	$33,795

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Sallie T. Rainer	—	3,873(1)		$95.87	1/28/2031
	1,433	2,867(2)		$131.72	1/30/2030
	6,200	—		$89.19	1/31/2029
	4,400	—		$78.08	1/25/2028
	2,600	—		$70.53	1/26/2027
								145(5)	$16,362

Deanna D. Rodriguez								1,301(4)	$146,558
								125(5)	$14,109
						1,235(6)	$139,123
						567(7)	$63,873
						334(8)	$37,625

Eliecer Viamontes	—	4,332(1)		$95.87	1/28/2031
								1,737(4)	$195,673
								231(5)	$26,022
						603(6)	$67,928
						667(10)	$75,138

Roderick K. West	—	26,752(1)		$95.87	1/28/2031
	10,568	21,137(2)		$131.72	1/30/2030
	12,782	12,782(3)		$89.19	1/31/2029
	14,167	—		$78.08	1/25/2028
								10,727(4)	$1,208,397
								2,100(5)	$236,593
						3,719(6)	$418,945
						2,241(7)	$252,449
						1,265(8)	$142,502

(1)Consists of options granted under the 2019 OIP; 1/3 of the options vested on January 28, 2022 and 1/3 of the remaining options will vest on each of January 28, 2023 and January 28, 2024.
(2)Consists of options granted under the 2019 OIP; 1/2 of the options vested on January 30, 2022 and the remaining options will vest on January 30, 2023.
(3)Consists of options granted under the 2015 EOP that vested on January 31, 2022.

(4)Consists of performance units granted under the 2019 OIP that will vest on December 31, 2023 based on two performance measures- Entergy Corporation’s TSR performance and Adjusted FFO/Debt Ratio over the 2021 - 2023 performance period with TSR weighted eighty percent and Adjusted FFO/Debt Ratio weighted twenty percent, as described under “What Entergy Corporation Pays and Why - Long-Term Incentive Compensation - 2021 Long-Term Incentive Award Mix - Long-Term Performance Unit Program” in the CD&A.
(5)Consists of performance units granted under the 2019 OIP that will vest on December 31, 2023 based on two performance measures - Entergy Corporation’s TSR performance and Cumulative ETR Adjusted EPS over the 2020 - 2022 performance period with TSR weighted eighty percent and Cumulative ETR Adjusted EPS weighted twenty percent.
(6)Consists of shares of restricted stock granted under the 2019 OIP; 1/3 of the shares of restricted stock vested on January 28, 2022 and 1/3 of the remaining shares will vest on each of January 28, 2023 and January 28, 2024.
(7)Consists of shares of restricted stock granted under the 2019 OIP; 1/3 of the shares of restricted stock vested on January 30, 2022 and the remaining shares of restricted stock will vest on January 30, 2023.
(8)Consists of shares of restricted stock granted under the 2015 EOP that vested on January 31, 2022.
(9)Consists of restricted stock units granted under the 2019 OIP which will vest on May 17, 2024.
(10)Consists of restricted stock units granted under the 2019 OIP; 1/2 of the restricted stock units vested on January 20, 2022 and the remaining restricted stock units will vest on January 20, 2023.

2021 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2021 for the NEOs.

	Options Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
	(#)	($)	(#)	($)
Marcus V. Brown	—	$—	16,557	$1,763,143

Leo P. Denault	—	$—	69,093	$7,385,433

David D. Ellis	—	$—	2,429	$262,835

Haley R. Fisackerly	—	$—	2,683	$284,394

Laura R. Landreaux	—	$—	2,797	$295,182

Andrew S. Marsh	4,000	$86,118	20,522	$2,190,324

Phillip R. May, Jr.	—	$—	3,909	$415,080

Sallie T. Rainer	—	$—	2,562	$270,993

Deanna D. Rodriguez	—	$—	1,021	$97,052

Eliecer Viamontes	—	$—	1,518	$162,507

Roderick K. West	—	$—	17,751	$1,890,564

(1)Represents the value of performance units for the 2019 – 2021 performance period (payable solely in shares based on the closing stock price of Entergy Corporation on the date of vesting) under the PUP and the vesting of restricted stock and restricted units in 2021.

2021 Pension Benefits

The following table shows the present value as of December 31, 2021, of accumulated benefits payable to each of the NEOs, including the number of years of service credited to each NEO, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the financial statements.  Additional information regarding these retirement plans follows this table.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2021
Marcus V. Brown(1)	System Executive Retirement Plan	26.74	$8,325,300	$—
	Entergy Retirement Plan	26.74	$1,440,500	$—

Leo P. Denault (1)(2)(3)	System Executive Retirement Plan	30.00	$34,861,100	$—
	Entergy Retirement Plan	22.83	$1,295,500	$—

David D. Ellis	Cash Balance Equalization Plan	3.06	$30,700	$—
	Cash Balance Plan	3.06	$51,400	$—

Haley R. Fisackerly(1)	System Executive Retirement Plan	26.08	$2,490,500	$—
	Entergy Retirement Plan	26.08	$1,287,600	$—

Laura R. Landreaux	Pension Equalization Plan	14.48	$362,400	$—
	Entergy Retirement Plan	14.48	$598,300	$—

Andrew S. Marsh	System Executive Retirement Plan	23.37	$6,742,300	$—
	Entergy Retirement Plan	23.37	$958,100	$—

Phillip R. May, Jr. (1)(3)	System Executive Retirement Plan	30.00	$3,699,000	$—
	Entergy Retirement Plan	35.56	$1,877,700	$—

Sallie T. Rainer (1)(3)	System Executive Retirement Plan	30.00	$2,317,300	$—
	Entergy Retirement Plan	37.00	$2,102,600	$—

Deanna D. Rodriguez(1)	Pension Equalization Plan	5.74	$721,700	$—
	Entergy Retirement Plan	5.74	$1,443,800	$—

Eliecer Viamontes	Cash Balance Equalization Plan	1.95	$11,100	$—
	Cash Balance Plan	1.95	$23,300	$—

Roderick K. West	System Executive Retirement Plan	22.75	$7,718,800	$—
	Entergy Retirement Plan	22.75	$1,020,200	$—

(1)As of December 31, 2021, Mr. Brown, Mr. Denault, Mr. Fisackerly, Mr. May, and Ms. Rodriguez were retirement eligible. Ms. Rainer retired in November 2021.
(2)In 2021, the Company entered into an agreement with Mr. Denault and amended the PEP and the SERP, pursuant to which the benefit payable to Mr. Denault (or to his surviving spouse) under the SERP if he separates from employment with the Company is fixed and will be determined as if such separation from employment occurred as of November 30, 2021 (including the use of final average monthly compensation, service and actuarial assumptions applicable to separations as of such date). The amendment to the PEP terminated Mr. Denault’s participation in this plan. See further discussion of this agreement at “What Entergy Corporation Pays and Why – Severance and Retention Arrangements - Non-Qualified Pension Plan Modifications” in the CD&A.
(3)Service under the SERP is granted from the date of hire. Service under the qualified Entergy Retirement Plan is granted from the later of the date of hire or the plan participation date. The SERP amounts reflected in the table for Mr. Denault, Mr. May and Ms. Rainer are calculated based on 30 years of service pursuant to the terms of the SERP.

Retirement Benefits

The tables below contain summaries of the pension benefit plans sponsored by Entergy Corporation that the NEOs participated in during 2021. Benefits for the NEOs who participate in these plans are determined using the same formulas as for other eligible employees.

Qualified Retirement Benefits

	Entergy Retirement Plan		Cash Balance Plan
Eligible Named Executive Officers	Marcus V. Brown Haley R. Fisackerly Leo P. Denault Andrew S. Marsh Laura R. Landreaux	Phillip R. May, Jr. Sallie T. Rainer Deanna D. Rodriguez Roderick K. West	David D. Ellis Eliecer Viamontes
Eligibility	Non-bargaining employees hired before July 1, 2014		Non-bargaining employees hired on or after July 1, 2014 and before January 1, 2021.
Vesting	A participant becomes vested in the Entergy Retirement Plan upon attainment of at least 5 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.		A participant becomes vested in the Cash Balance Plan upon attainment of at least 3 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.
Form of Payment Upon Retirement	Benefits are payable as an annuity. For employees who separate from service on or after January 1, 2018, a single lump sum distribution may be elected by the participant if eligibility criteria are met.		Benefits are payable as an annuity or single lump sum distribution.
Retirement Benefit Formula	Benefits are calculated as a single life annuity payable at age 65 and generally are equal to 1.5% of a participant’s Final Average Monthly Earnings (FAME) multiplied by years of service (not to exceed 40).

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

Entergy Retirement Plan	Cash Balance Plan
Benefit Timing	Normal retirement age under the plan is 65.

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

Non-qualified Retirement Benefits
The NEOs are eligible to participate in certain non-qualified retirement benefit plans that provide retirement income, including the PEP, the Cash Balance Equalization Plan, and the SERP. Each of these plans is an unfunded non-qualified defined benefit pension plan that provides benefits to key management employees. In these plans, as described below, an executive may participate in one or more non-qualified plans, but is only paid the amount due under the plan that provides the highest benefit. In general, upon disability, participants in the PEP and the SERP remain eligible for continued service credits until the earlier of recovery, separation from service due to disability, or retirement eligibility. Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant’s accrued benefit.

	Pension Equalization Plan		Cash Balance Equalization Plan	System Executive Retirement Plan
Eligible Named Executive Officers	Marcus V. Brown Haley R. Fisackerly Laura R. Landreaux Andrew S. Marsh	Phillip R. May, Jr. Sallie T. Rainer Deanna D. Rodriguez Roderick K. West	David D. Ellis Eliecer Viamontes	Marcus V. Brown Haley R. Fisackerly Leo P. Denault Andrew S. Marsh	Phillip R. May, Jr. Sallie T. Rainer Roderick K. West
Eligibility	Management or highly compensated employees who participate in the Entergy Retirement Plan		Management or highly compensated employees who participate in the Cash Balance Plan	Certain individuals who became executive officers before July 1, 2014
Form of Payment Upon Retirement	Single lump sum distribution		Single lump sum distribution	Single lump sum distribution

	Pension Equalization Plan	Cash Balance Equalization Plan	System Executive Retirement Plan
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

Additional Information

(1)Effective July 1, 2014, (a) no new grants of supplemental service may be provided to participants in the PEP; (b) supplemental credited service granted prior to July 1, 2014 was grandfathered; and (c) participants in Entergy Corporation’s Cash Balance Plan are not eligible to participate in the PEP and instead may be eligible to participate in the Cash Balance Equalization Plan.
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
(4)Ms. Rainer retired in November 2021. It is anticipated that her SERP lump sum benefit will be paid in 2022.

2021 Non-qualified Deferred Compensation

As of December 31, 2021, Mr. May had a deferred account balance under a frozen Defined Contribution Restoration Plan.  The amount is deemed invested, as chosen by Mr. May, in certain T. Rowe Price investment funds that are also available to the participant under the Savings Plan.  Mr. May has elected to receive the deferred account balance after he retires. The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees’ deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

Defined Contribution Restoration Plan

Name	Executive Contributions in 2021	Registrant Contributions in 2021	Aggregate Earnings in 2021(1)	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2021
(a)	(b)	(c)	(d)	(e)	(f)

Phillip R. May, Jr.	$—	$—	$629	$—	$3,696

(1)Amounts in this column are not included in the Summary Compensation Table.

2021 Potential Payments Upon Termination or Change in Control

The Company has plans and other arrangements that provide compensation to a NEO if his or her employment terminates under specified conditions, including following a change in control of the Company.
Change in Control
Under the System Executive Continuity Plan (the “Continuity Plan”), executive officers, including each of the NEOs, are eligible to receive the severance benefits described below if their employment is terminated by their Entergy System employer other than for cause or if they terminate their employment for good reason during a period beginning with a potential change in control and ending 24 months following the effective date of a change in control (a “Qualifying Termination”). A participant will not be eligible for benefits under the Continuity Plan if such participant: accepts employment with Entergy Corporation or any of its subsidiaries; elects to receive the benefits of another severance or separation program; removes, copies or fails to return any property belonging to Entergy Corporation or any of its subsidiaries or violates his or her non-compete provision (which generally runs for two years but extends to three years if permissible under applicable law). Entergy Corporation does not have any plans or agreements that provide for payments or benefits to any of the NEOs solely upon a change in control.

In the event of a Qualifying Termination, the executive officers, including the NEOs, generally would receive the benefits below:

Compensation Element	Payment
Severance*	A lump sum severance payment equal to a multiple of the sum of: (a) the participant’s annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason, plus (b) the participant’s STI, calculated using the average annual target opportunity derived under the STI program for the two calendar years immediately preceding the calendar year in which termination occurs.
Performance Units**	For outstanding performance units, participants would receive a number of shares of Entergy common stock equal to the greater of (1) the target number of performance units subject to the performance unit agreement or (2) the number of units that would vest under the performance unit agreement calculated based on Company performance through the participant’s termination date, in either case pro-rated based on the portion of the performance period that occurs through the termination date.
Equity Awards	All unvested stock options, shares of restricted stock and restricted stock units will vest immediately upon a Qualifying Termination pursuant to the terms of Entergy’s equity plans.
Retirement Benefits	Benefits already accrued under the SERP, PEP and Cash Balance Equalization Plan, if any, will become fully vested.
Welfare Benefits	Participants who are not retirement-eligible would be eligible to receive Entergy-subsidized COBRA benefits for a period ranging from 12 to 18 months.
*    Cash severance payments are capped at 2.99 times the sum of (a) an executive’s annual base salary, plus (b) the higher of his or her actual STI payment under the STI program for the two calendar years immediately preceding the calendar year in which termination occurs. Any cash severance payments to be paid under the Continuity Plan in excess of this cap will be forfeited by the participant.
** See “Mr. Denault’s 2006 Retention Agreement” for a description of how Mr. Denault’s performance units would be calculated in the event of a Qualifying Termination.
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
Other Termination Events

For termination events, other than in connection with a Change in Control, the executive officers, including the NEOs, generally will receive the benefits set forth below:

Termination Event	Compensation Element
	Severance	Short-Term Incentive	Stock Options	Restricted Stock	Performance Units
Voluntary Resignation	None	Forfeited*	Unvested options are forfeited. Vested options expire on the earlier of (i) 90 days from the last day of active employment and (ii) the option’s normal expiration date.	Forfeited	Forfeited**
Termination for Cause	None	Forfeited	Forfeited	Forfeited	Forfeited
Retirement	None	Pro-rated based on number of days employed during the performance period	Unvested stock options granted prior to 2020 vest on the retirement date and expire on the earlier of (i) five years from the retirement date and (ii) the option’s normal expiration date. Unvested stock options granted in or after 2020 continue to vest following retirement, in accordance with the original vesting schedule and expire the earlier of (i) five years from the retirement date and (ii) the option’s normal expiration date.	Forfeited	Officers with a minimum of 12 months of participation are eligible for a pro-rated award based on actual performance and full months of service during the performance period
Death/Disability	None	Pro-rated based on number of days employed during the performance period	Unvested stock options vest on the termination date and expire on the earlier of (i) five years from the termination date and (ii) the option’s normal expiration date	Fully Vest	Officers are eligible for pro-rated award based on actual performance and full months of service during the performance period
*    If an officer resigns after the completion of an annual incentive plan, he or she may receive, at Entergy Corporation’s discretion, an annual incentive payment.
**    If an officer resigns after the completion of a PUP performance period, he or she may receive a payout under the PUP based on the outcome of the performance period.

Mr. Denault’s 2006 Retention Agreement

In 2006, we entered into a retention agreement with Mr. Denault that provides benefits to him in addition to, or in lieu of, the benefits described above. Mr. Denault’s Agreement provides that in the event of a Termination Event (as defined in his Agreement): 1) Mr. Denault is entitled to a Target PUP Award calculated by using the average annual number of performance units with respect to the two most recent performance periods preceding the calendar year in which his employment termination occurs, assuming all performance goals were achieved at target; and 2) all of Mr. Denault’s unvested stock options and shares of restricted stock will immediately vest.

In the event of death or disability, Mr. Denault would receive the greater of the Target PUP Award calculated as described above for a Termination Event under his retention agreement or the pro-rated number of performance units for each open performance period, based on the actual achievement level for each such open performance period and number of months of his participation in each open performance period, as provided for by the applicable PUP Performance Unit Agreements for the open PUP Performance Periods.

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

Mr. Denault may terminate his employment for good reason upon: (a) the substantial reduction in the nature or status of his duties or responsibilities from those in effect immediately prior to the date of the retention agreement, other than de minimis acts that are remedied after notice from Mr. Denault; (b) a reduction of 5% or more in his base salary as in effect on the date of the retention agreement; (c) the relocation of his principal place of employment to a location other than the corporate headquarters; (d) the failure to continue to allow him to participate in programs or plans providing opportunities for equity awards, incentive compensation and other plans on a basis not materially less favorable than enjoyed at the time of the retention agreement (other than changes similarly affecting all senior executives); (e) the failure to continue to allow him to participate in programs or plans with opportunities for benefits not materially less favorable than those enjoyed by him under any of our pension, savings, life insurance, medical, health and accident, disability or vacation plans or policies at the time of the retention agreement (other than changes similarly affecting all senior executives); or (d) any purported termination of his employment not taken in accordance with his retention agreement.

Aggregate Termination Payments

The tables below reflect the amount of compensation each of the NEOs would have received if his or her employment had been terminated as of December 31, 2021 under the various scenarios described above. For purposes of these tables, a stock price of $112.65 was used, which was the closing market price of Entergy Corporation stock on December 31, 2021, the last trading day of the year.

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
Marcus V. Brown(1)
Severance Payment	—	—	—	—	—	—	$3,784,478
Performance Units(3)	—	—	—	$898,496	$898,496	$898,496	$898,496
Stock Options	—	—	—	$279,338	$646,921	$646,921	$646,921
Restricted Stock	—	—	—	—	$147,914	$147,914	$147,914
Welfare Benefits(5)	—	—	—	—	—	—	—
Unvested Restricted Stock Units(7)	—	—	$333,106	—	$333,106	$333,106	$1,601,432

Leo P. Denault(1)
Severance Payment	—	—	—	—	—	—	$10,216,232
Performance Units(3)(4)	—	—	$5,148,105	$4,314,157	$5,148,105	$5,148,105	$5,148,105
Stock Options	—	—	$3,397,359	$3,397,359	$3,397,359	$3,397,359	$3,397,359
Restricted Stock	—	—	$638,199	—	$638,199	$638,199	$638,199
Welfare Benefits(5)	—	—	—	—	—	—	—

David D. Ellis(2)
Severance Payment	—	—	—	—	—	—	$581,000
Performance Units(3)	—	—	—	—	$166,497	$166,497	$166,497
Stock Options	—	—	—	—	$95,324	$95,324	$95,324
Restricted Stock	—	—	—	—	$20,951	$20,951	$20,951
Welfare Benefits(6)	—	—	—	—	—	—	$31,923

Haley R. Fisackerly(1)
Severance Payment	—	—	—	—	—	—	$559,847
Performance Units(3)	—	—	—	$133,265	$133,265	$133,265	$133,265
Stock Options	—	—	—	$48,492	$117,307	$117,307	$117,307
Restricted Stock	—	—	—	$25,091	$25,091	$25,091	$25,091
Welfare Benefits(5)	—	—	—	—	—	—	—

Laura R. Landreaux(2)
Severance Payment	—	—	—	—	—	—	$532,000
Performance Units(3)	—	—	—	—	$129,773	$129,773	$129,773
Stock Options	—	—	—	—	$104,871	$104,871	$104,871
Restricted Stock	—	—	—	—	$20,951	$20,951	$20,951
Welfare Benefits(6)	—	—	—	—	—	—	$21,282

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
Andrew S. Marsh(2)
Severance Payment	—	—	—	—	—	—	$3,891,083
Performance Units(3)	—	—	—	—	$1,157,591	$1,157,591	$1,157,591
Stock Options	—	—	—	—	$843,240	$843,240	$843,240
Restricted Stock	—	—	—	—	$187,056	$187,056	$187,056
Welfare Benefits(6)	—	—	—	—	—	—	$31,923

Phillip R. May, Jr.(1)
Severance Payment	—	—	—	—	—	—	$1,334,168
Performance Units(3)	—	—	—	$186,436	$186,436	$186,436	$186,436
Stock Options	—	—	—	$72,726	$163,204	$163,204	$163,204
Restricted Stock	—	—	—	—	$37,637	$37,637	$37,637
Welfare Benefits(5)	—	—	—	—	—	—	—

Deanna D. Rodriguez(1)
Severance Payment	—	—	—	—	—	—	$445,500
Performance Units(3)	—	—	—	$86,515	$86,515	$86,515	$86,515
Stock Options	—	—	—	—	—	—	—
Restricted Stock	—	—	—	$41,903	$41,903	$41,903	$41,903
Welfare Benefits(5)	—	—	—	—	—	—	—

Eliecer Viamontes(2)
Severance Payment	—	—	—	—	—	—	$408,000
Performance Units(3)	—	—	—	—	$134,616	$134,616	$134,616
Stock Options	—	—	—	—	$72,691	$72,691	$72,691
Restricted Stock	—	—	—	—	$70,575	$70,575	$70,575
Welfare Benefits(6)	—	—	—	—	—	—	$21,282
Unvested Restricted Stock Units(8)	—	—	—	—	—	—	$433,703

Roderick K. West(2)
Severance Payment	—	—	—	—	—	—	$3,957,550
Performance Units(3)	—	—	—	—	$1,033,789	$1,033,789	$1,033,789
Stock Options	—	—	—	—	$748,765	$748,765	$748,765
Restricted Stock	—	—	—	—	$158,703	$158,703	$158,703
Welfare Benefits(6)	—	—	—	—	—	—	$23,787

1)As of December 31, 2021, Mr. Brown, Mr. Denault, Mr. Fisackerly, Mr. May, and Ms. Rodriguez are retirement eligible and would retire rather than voluntarily resign, and in addition to the payments and benefits in the table, each also would be entitled to receive their vested pension benefits under the Entergy Retirement Plan. For a description of these benefits, see “2021 Pension Benefits.”

2)See “2021 Pension Benefits” for a description of the pension benefits Mr. Ellis, Ms. Landreaux, Mr. Marsh, Mr. Viamontes, and Mr. West may receive upon the occurrence of certain termination events.

3)For purposes of the table, in the event of a qualifying termination related to a change in control, each NEO would receive a number of performance units for the 2020 – 2022 performance period and a number of performance units for the 2021 – 2023 performance period, calculated as follows:

The greater of (1) the target number of performance units subject to the performance unit agreements or (2) the number of performance units that would vest under the performance unit agreements calculated based on Entergy Corporation’s actual performance through the NEO’s termination date. For purposes of the table, the values of the performance unit awards for the performance periods for each NEO were calculated as follows, based on the assumption that the target number of performance units was the greater number:

Mr. Brown’s:

2020 – 2022 PUP Performance Period: 5,048 (24/36*7,571) performance units at target, assuming a stock price of $112.65 = $568,657
2021 – 2023 PUP Performance Period: 2,928 (12/36*8,784) performance units at target, assuming a stock price of $112.65 = $329,839

Total: $898,496

Mr. Denault’s:

2020 – 2022 PUP Performance Period: 20,842 (24/36*31,263) performance units at target, assuming a stock price of $112.65 = $2,347,851
2021 – 2023 PUP Performance Period: 17,455 (12/36*52,365) performance units at target, assuming a stock price of $112.65 = $1,966,306

Total: $4,314,157

Mr. Ellis’s:

2020 – 2022 PUP Performance Period: 792 (24/36*1,188) performance units at target, assuming a stock price of $112.65 = $89,219
2021 – 2023 PUP Performance Period: 686 (12/36*2,056) performance units at target, assuming a stock price of $112.65 = $77,278

Total: $166,497

Mr. Fisackerly’s:

2020 – 2022 PUP Performance Period: 634 (24/36*950) performance units at target, assuming a stock price of $112.65 = $71,420
2021 – 2023 PUP Performance Period: 549 (12/36*1,645) performance units at target, assuming a stock price of $112.65 = $61,845

Total: $133,265

Ms. Landreaux’s:

2020 – 2022 PUP Performance Period: 634 (24/36*950) performance units at target, assuming a stock price of $112.65 = $71,420
2021 – 2023 PUP Performance Period: 518 (12/36*1,553) performance units at target, assuming a stock price of $112.65 = $58,353

Total: $129,773

Mr. Marsh’s:

2020 – 2022 PUP Performance Period: 6,374 (24/36*9,560) performance units at target, assuming a stock price of $112.65 = $718,031
2021 – 2023 PUP Performance Period: 3,902 (12/36*11,706) performance units at target, assuming a stock price of $112.65 = $439,560

Total: $1,157,591

Mr. May’s:

2020 – 2022 PUP Performance Period: 934 (24/36*1,400) performance units at target, assuming a stock price of $112.65 = $105,215
2021 – 2023 PUP Performance Period: 721 (12/36*2,162) performance units at target, assuming a stock price of $112.65 = $81,221

Total: $186,436

Ms. Rodriguez’s:

2020 – 2022 PUP Performance Period: 334 (24/36*501) performance units at target, assuming a stock price of $112.65 = $37,625
2021 – 2023 PUP Performance Period: 434 (12/36*1,301) performance units at target, assuming a stock price of $112.65 = $48,890

Total: $86,515

Mr. Viamontes’:

2020 – 2022 PUP Performance Period: 616 (24/36*924) performance units at target, assuming a stock price of $112.65 = $69,392
2021 – 2023 PUP Performance Period: 579 (12/36*1,737) performance units at target, assuming a stock price of $112.65 = $65,224

Total: $134,616

Mr. West’s:

2020 – 2022 PUP Performance Period: 5,601 (24/36*8,401) performance units at target, assuming a stock price of $112.65 = $630,953

2021 – 2023 PUP Performance Period: 3,576 (12/36*10,727) performance units at target, assuming a stock price of $112.65 = $402,836

Total: $1,033,789

In the event of retirement, in the case of Mr. Brown, Mr. Denault, Mr. Fisackerly, Mr. May, or Ms. Rodriguez each would receive a prorated portion of the applicable Achievement Level of PUP Performance Units for each open PUP Performance Period, based on his or her full months of participation in such PUP Performance Period, provided he or she has completed a minimum of 12 months of full-time employment in the applicable PUP Performance Period. For purposes of calculating for the above table the number of performance units Mr. Brown, Mr. Denault, Mr. Fisackerly, Mr. May, and Ms. Rodriguez would receive in the event of retirement, it is assumed the achievement levels for the 2020 – 2022 PUP Performance Period and the 2021 – 2023 PUP

Performance Period are at target. The resulting number of performance units and values are the same as calculated above for a qualifying termination related to a change in control.

In the event of death or disability of any NEO, other than Mr. Denault, the NEO or his estate would receive a prorated portion of the applicable Achievement Level of PUP Performance Units for each open PUP Performance Period, based on his or her full months of participation in such PUP Performance Period, with no required minimum amount of full-time employment in the applicable PUP Performance Period.

In the event of death or disability of Mr. Denault, he or his estate would receive the greater of (1) the Target PUP Award under his retention agreement, calculated by using the average annual number of PUP Performance Units with respect to the two most recent PUP Performance Periods preceding the calendar year in which his employment terminates due to death or disability, assuming all performance goals were achieved at target, or (2) the prorated portion of the applicable Achievement Level of PUP Performance Units for each open PUP Performance Period, based on his full months of participation in such PUP Performance Period.

4)Pursuant to Mr. Denault’s retention agreement, in the event Mr. Denault’s employment is terminated by his Entergy employer without cause or by Mr. Denault for good reason (as those terms are defined in his retention agreement) and with or without a change in control, he would receive a Target PUP Award equal to that number of PUP performance units calculated by taking an average of the PUP target performance units from the 2017 – 2019 PUP Performance Period (48,700) and from the 2018 – 2020 PUP Performance Period (42,700), which amounts to 45,700 performance units. For purposes of the table, the value of such PUP performance units is calculated by multiplying 45,700 by the closing price of Entergy stock on December 31, 2021 ($112.65), which equals $5,148,105. In the event of death or disability, Mr. Denault receives the greater of the Target PUP Award calculated as described immediately above or the sum of the amount that would be payable under the provisions of each performance period.

5)Upon retirement, Mr. Brown, Mr. Denault, Mr. Fisackerly, Mr. May, and Ms. Rodriguez would be eligible for retiree medical and dental benefits, the same as all other retirees.

6)Pursuant to the System Entergy Retirement Plan, in the event of a termination related to a change in control, Mr. Ellis, Mr. Marsh, and Mr. West would be eligible to receive Entergy-subsidized COBRA benefits for 18 months and Ms. Landreaux and Mr. Viamontes would be eligible to receive Entergy-subsidized COBRA benefits for 12 months.

7)Mr. Brown’s 14,216 restricted stock units vest 100% on May 17, 2024. Pursuant to his restricted stock unit agreement, any unvested restricted stock units will vest in a pro rata portion in the event of his termination of employment due to Mr. Brown’s total disability, death or involuntarily termination without cause (each, an “Accelerated Vesting Event”). The pro rata portion is determined by multiplying the total number of restricted stock units by a fraction, the numerator of which the number of days after May 17, 2021 that precede the Accelerated Vesting Event and the denominator of which is 1,096. In the event of a Change in Control, the unvested restricted stock units will fully vest upon Mr. Brown’s Qualifying Termination during a change in control period. Pursuant to his restricted stock unit agreement, Mr. Brown is subject to certain restrictions on his ability to compete with Entergy and its affiliates during and for 12 months after his employment with Entergy, or to solicit its employees or customers during and for 24 months after his employment with Entergy. In addition, the restricted stock unit agreement limits Mr. Brown’s ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. Brown must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

8)333 of Mr. Viamontes’ restricted stock units vested on February 1, 2022; the remaining 334 restricted stock units will vest on February 1, 2023. In the event of a Change in Control, the unvested restricted stock units will fully vest upon Mr. Viamontes’ Qualifying Termination during a change in control period. Pursuant to his restricted stock unit agreement, Mr. Viamontes is subject to certain restrictions on his ability to compete with

Entergy and its affiliates during and for 12 months after his employment with Entergy, or to solicit its employees or customers during and for 12 months after his employment with Entergy. In addition, the restricted stock unit agreement limits Mr. Viamontes’ ability to disparage Entergy and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. Viamontes must repay to Entergy any shares of Entergy stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

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

Identification of Median Employee

For each of the Utility operating companies, October 8, 2021 was selected as the date on which to determine the median employee. This date is different from the date used in the prior year; however, the methodology used to determine the date is consistent with that used in the prior year. Both dates correspond to the first day of the three month period prior to fiscal year-end for which information can be obtained about employees and all subsidiaries have the same number of pay cycles. To identify the median employee from each of the Utility operating companies’ employee population base, all compensation included in Box 5 of Form W-2 was considered with all before-tax deductions added back to this compensation (“Box 5 Compensation”). For purposes of determining the median employee of each Utility operating company, Box 5 Compensation was selected as it is believed to be representative of the compensation received by the employees of each respective Utility operating company and is readily available. The calculation of annual total compensation of the median employee for each Utility operating company is the same calculation used to determine total compensation for purposes of the 2021 Summary Compensation Table with respect to each of the NEOs.

Entergy Arkansas Ratio

For 2021,
•The median of the annual total compensation of all of Entergy Arkansas’s employees, other than Ms. Landreaux, was $132,376.
•Ms. Landreaux’s annual total compensation, as reported in the Total column of the 2021 Summary Compensation Table was $982,993.
•Based on this information, the ratio of the annual total compensation of Mrs. Landreaux to the median of the annual total compensation of all employees is estimated to be 7:1.

Entergy Louisiana Ratio

For 2021,
•The median of the annual total compensation of all of Entergy Louisiana’s employees, other than Mr. May, was $152,954.
•Mr. May’s annual total compensation, as reported in the Total column of the 2021 Summary Compensation Table, was $1,145,271.
•Based on this information, the ratio of the annual total compensation of Mr. May to the median of the annual total compensation of all employees is estimated to be 7:1.

Entergy Mississippi Ratio

For 2021,
•The median of the annual total compensation of all of Entergy Mississippi’s employees, other than Mr. Fisackerly, was $129,194.
•Mr. Fisackerly’s annual total compensation, as reported in the Total column of the 2021 Summary Compensation Table, was $1,126,753.
•Based on this information, the ratio of the annual total compensation of Mr. Fisackerly to the median of the annual total compensation of all employees is estimated to be 9:1.

Entergy New Orleans Ratio

For purposes of this disclosure and to reflect the Chief Executive Officer transition discussed earlier in the CD&A, the compensation amounts paid to each of Mr. Ellis and Ms. Rodriguez for the time he and she respectively served as Entergy New Orleans’s Chief Executive Officer during 2021 have been pro-rated and combined.

For 2021,
•The median of the annual total compensation of all of Entergy New Orleans’s employees, other than Entergy New Orleans’s Chief Executive Officer, was $122,634.
•The combined annual total compensation of Entergy New Orleans’s previous Chief Executive Officer, Mr. Ellis, and its current Chief Executive Officer, Ms. Rodriguez, as reported in the Total column of the 2021 Summary Compensation Table (pro-rated for the time each served as Entergy New Orleans’s Chief Executive Officer in 2021) was $1,011,672.
•Based on this information, the ratio of the annual total compensation of Entergy New Orleans’s Chief Executive Officer to the median of the annual total compensation of all employees is estimated to be 8:1.

Entergy Texas Ratio

For purposes of this disclosure and to reflect the Chief Executive Officer transition discussed earlier in the CD&A, the compensation amounts paid to each of Ms. Rainer and Mr. Viamontes for the time she and he respectively served as Entergy Texas’s Chief Executive Officer during 2021 have been pro-rated and combined.

For 2021,
•The median of the annual total compensation of all of Entergy Texas’s employees, other than Entergy Texas’s Chief Executive Officer, was $130,863.
•The combined annual total compensation of Entergy Texas’s previous Chief Executive Officer, Ms. Rainer, and its current Chief Executive Officer, Mr. Viamontes, as reported in the Total column of the 2021 Summary Compensation Table (pro-rated for the time each served as Entergy Texas’s Chief Executive Officer in 2021) was $1,356,405.
•Based on this information, the ratio of the annual total compensation of Entergy Texas’s Chief Executive Officer to the median of the annual total compensation of all employees is estimated to be 10:1.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Entergy Corporation owns 100% of the outstanding common stock of Entergy Texas and indirectly 100% of the outstanding common membership interests of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  The information with respect to (i) the beneficial ownership of Entergy Corporation’s directors and NEOs is included under the heading “Entergy Share Ownership - Directors and Executive Officers;” and (ii) persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation’s outstanding common stock is included under the heading “Entergy Share Ownership - Beneficial Owners of More Than Five Percent of Entergy Common Stock” in the 2022 Entergy Proxy Statement, which information is incorporated herein by reference.  The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

The following table sets forth the beneficial ownership of common stock of Entergy Corporation and stock-based units as of January 31, 2022 for the directors and NEOs of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of common stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy Arkansas
Marcus V. Brown**	23,211	63,664	—
Leo P. Denault**	362,159	1,033,899	—
Andrew S. Marsh***	104,473	307,966	—
Laura R. Landreaux***	5,624	9,257	—
Roderick K. West***	43,811	69,784	—
All directors and executive officers as a group (8 persons)	611,534	1,684,959	—

Entergy Louisiana
Marcus V. Brown**	23,211	63,664	—
Leo P. Denault**	362,159	1,033,899	—
Andrew S. Marsh***	104,473	307,966	—
Phillip R. May, Jr.***	26,347	16,163	14
Roderick K. West***	43,811	69,784	—
All directors and executive officers as a group (8 persons)	632,257	1,691,865	14

Entergy Mississippi
Marcus V. Brown**	23,211	63,664	—
Leo P. Denault**	362,159	1,033,899	—
Haley R. Fisackerly***	7,424	10,567	—
Andrew S. Marsh***	104,473	307,966	—
Roderick K. West***	43,811	69,784	—
All directors and executive officers as a group (7 persons)	586,042	1,620,860	—

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy New Orleans
Marcus V. Brown**	23,211	63,664	—
Leo P. Denault**	362,159	1,033,899	—
David D. Ellis***	3,060	7,996	—
Andrew S. Marsh***	104,473	307,966	—
Deanna D. Rodriguez***	7,239	—
Roderick K. West***	43,811	69,784	—
All directors and executive officers as a group (8 persons)	588,917	1,618,289	—

Entergy Texas
Marcus V. Brown**	23,211	63,664	—
Leo P. Denault**	362,159	1,033,899	—
Andrew S. Marsh***	104,473	307,966	—
Sallie T. Rainer***	12,449	17,357	—
Eliecer Viamontes***	4,079	1,444	—
Roderick K. West***	43,811	69,784	—
All directors and executive officers as a group (8 persons)	595,146	1,629,094	—

*	Director of the respective company
**	NEO of the respective company
***	Director and NEO of the respective company

(1)The number of shares of Entergy Corporation common stock owned by each individual and by all non-employee directors and executive officers as a group does not exceed one percent of the outstanding shares of Entergy Corporation common stock.
(2)Represents the balances of phantom units each director or executive holds under the defined contribution restoration plan and the deferral provisions of Entergy Corporation’s equity ownership plans.  These units will be paid out in either Entergy Corporation Common Stock or cash equivalent to the value of one share of Entergy Corporation common stock per unit on the date of payout, including accrued dividends.  The deferral period is determined by the individual and is at least two years from the award of the bonus.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan information as of December 31, 2021. Information is included for equity compensation plans approved by the shareholders. There are no shares authorized for issuance under equity compensation plans not approved by the shareholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price (b)(2)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders (1)	2,819,644	$90.82	4,711,095
Equity compensation plans not approved by security holders	—	—	—
Total	2,819,644	$90.82	4,711,095

(1)Includes the 2011 Equity Ownership Plan, the 2015 Equity Plan, and the 2019 Omnibus Incentive Plan.  The 2011 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 6, 2011, and only applied to awards granted between May 6, 2011 and May 7, 2015.  The 2015 Equity Plan was approved by Entergy Corporation shareholders on May 8, 2015, and only applied to awards granted between May 8, 2015 and May 3, 2019. The 2019 Omnibus Incentive Plan was approved by the Entergy Corporation shareholders on May 3, 2019, and 7,300,000 shares of Entergy Corporation common stock can be issued from the 2019 Omnibus Incentive Plan, with all shares available for equity-based incentive awards. The 2011 Equity Ownership Plan, the 2015 Equity Plan, and the 2019 Omnibus Incentive Plan (collectively, the “Plans”) are administered by the Personnel Committee of the Entergy Corporation Board of Directors (other than with respect to awards granted to non-employee directors, which awards are administered by the entire Board of Directors).  Eligibility under the Plans is limited to the non-employee directors and to the officers and employees of an Entergy employer or an affiliate of Entergy Corporation.  The Plans provide for the issuance of stock options, restricted stock, equity awards (units whose value is related to the value of shares of the common stock but do not represent actual shares of common stock), performance awards (performance shares or units valued by reference to shares of common stock or performance units valued by reference to financial measures or property other than common stock), restricted stock unit awards, and other stock-based awards.
(2)The weighted average exercise price reported in this column does not include outstanding performance awards.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

The additional information required by this item will be set forth under Director Independence and Review and Approval of Related Persons Transactions in the 2022 Entergy Proxy Statement, to be filed in connection with the Annual Meeting of Shareholders to be held May 6, 2022, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2021 and 2020 by Deloitte & Touche LLP (PCAOB ID No. 34) were as follows:

	2021	2020
Entergy Corporation (consolidated)
Audit Fees	$9,030,000	$9,200,000
Audit-Related Fees (a)	1,634,175	909,550
Total audit and audit-related fees	10,664,175	10,109,550
Tax Fees	—	—
All Other Fees (b)	392,895	183,060
Total Fees (c)	$11,057,070	$10,292,610
Entergy Arkansas
Audit Fees	$1,086,857	$1,137,507
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,086,857	1,137,507
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,086,857	$1,137,507
Entergy Louisiana
Audit Fees	$2,163,714	$2,225,014
Audit-Related Fees (a)	783,092	437,837
Total audit and audit-related fees	2,946,806	2,662,851
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$2,946,806	$2,662,851
Entergy Mississippi
Audit Fees	$1,121,857	$982,507
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,121,857	982,507
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,121,857	$982,507
Entergy New Orleans
Audit Fees	$1,096,857	$1,027,507
Audit-Related Fees (a)	212,896	—
Total audit and audit-related fees	1,309,753	1,027,507
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,309,753	$1,027,507

	2021	2020
Entergy Texas
Audit Fees	$1,131,857	$1,212,507
Audit-Related Fees (a)	252,187	45,713
Total audit and audit-related fees	1,384,044	1,258,220
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,384,044	$1,258,220
System Energy
Audit Fees	$1,046,857	$1,017,507
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,046,857	1,017,507
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,046,857	$1,017,507

(a)Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.
(b)Includes fees for cybersecurity assessment, ethics and compliance assessment, and license fee for accounting research tool.
(c)100% of fees paid in 2021 and 2020 were pre-approved by the Entergy Corporation Audit Committee.

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

Reports of Independent Registered Public Accounting Firm (see page 537)

Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3.	Exhibits

Exhibits for Entergy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Exhibit Index (see page 514 and are incorporated by reference herein). Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

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

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Entergy Arkansas

(a) 1 --	Plan of Merger of Entergy Arkansas, Inc. and Entergy Arkansas Power, LLC (2.1 to Form 8-K12B filed December 3, 2018 in 1-10764).

Entergy Louisiana

(b) 1 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Gulf States Louisiana, LLC (2.1 to Form 8-K12B filed October 1, 2015 in 1-32718).

(b) 2 --	Plan of Merger of Entergy Louisiana, LLC and Entergy Louisiana Power, LLC (2.2 to Form 8-K12B filed October 1, 2015 in 1-32718).

(b) 3 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Louisiana Power, LLC (2.3 to Form 8-K12B filed October 1, 2015 in 1-32718).

Entergy Mississippi

(c) 1 --	Plan of Merger of Entergy Mississippi, Inc. and Entergy Mississippi Power and Light, LLC (2.1 to Form 8-K12B filed December 3, 2018 in 1-31508).

Entergy New Orleans

(d) 1 --	Plan of Merger of Entergy New Orleans, Inc. and Entergy New Orleans Power, LLC (2.1 to Form 8-K12B filed December 1, 2017 in 1-35747).

(3) Articles of Incorporation and Bylaws

Entergy Corporation

(a) 1 --	Restated Certificate of Incorporation of Entergy Corporation dated May 10, 2021 (3.1(i) to Form 8-K filed May 10, 2021 in 1-11299).

(a) 2 --	Bylaws of Entergy Corporation as amended January 27, 2017, and as presently in effect (3.1 to Form 8-K filed January 30, 2017 in 1-11299).

System Energy

(b) 1 --	Amended and Restated Articles of Incorporation of System Energy effective April 28, 1989 (3(b)1 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 2 --	By-Laws of System Energy effective July 6, 1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas

(c) 1 --	Amended and Restated Certificate of Formation of Entergy Arkansas effective December 1, 2018 (3.3 to Form 8-K12B filed December 3, 2018 in 1-10764).

(c) 2 --	Amended and Restated Company Agreement of Entergy Arkansas effective December 1, 2018 (3.4 to Form 8-K12B filed December 3, 2018 in 1-10764).

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

Entergy Texas

(g) 1 --
Amended and Restated Certificate of Formation of Entergy Texas effective August 21, 2019 (3.1 to Form 8-K filed August 21, 2019 in 1-34360), as amended by Statement of Resolution Establishing the 5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) of Entergy Texas (3.3 to Form 8-A filed September 4, 2019 in 1-34360) and by Statement of Resolution Establishing the 5.10% Series B Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) of Entergy Texas (3.1 to Form 8-K filed November 9, 2021 in 1-34360).

(g) 2 --	Amended and Restated Bylaws of Entergy Texas effective August 19, 2019 (3.2 to Form 8-K filed August 21, 2019 in 1-34360).

(4)Instruments Defining Rights of Security Holders, Including Indentures

Entergy Corporation

(a) 1 --	See (4)(b) through (4)(g) below for instruments defining the rights of security holders of System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.

(a) 2 --	Indenture (For Unsecured Debt Securities), dated as of September 1, 2010, between Entergy Corporation and Wells Fargo Bank, National Association (4.01 to Form 8-K filed September 16, 2010 in 1-11299).

(a) 3 --	Officer’s Certificate for Entergy Corporation relating to 4.0% Senior Notes due July 15, 2022 (4.02 to Form 8-K filed July 1, 2015 in 1-11299).

(a) 4 --	Officer’s Certificate for Entergy Corporation relating to 2.95% Senior Notes due September 1, 2026 (4.02 to Form 8-K filed August 19, 2016 in 1-11299).

(a) 5 --	Officer’s Certificate for Entergy Corporation relating to 4.50% Senior Note due December 16, 2028 (4(a)7 to Form 10-K for the year ended December 31, 2013 in 1-11299).

(a) 6 --	Officer’s Certificate for Entergy Corporation relating to 2.80% Senior Notes due June 15, 2030 (4.02(a) to Form 8-K filed May 19, 2020 in 1-11299).

(a) 7 --	Officer’s Certificate for Entergy Corporation relating to 3.75% Senior Notes due June 15, 2050 (4.02(b) to Form 8-K filed May 19, 2020 in 1-11299).

(a) 8 --	Officer’s Certificate for Entergy Corporation relating to 0.90% Senior Notes due September 15, 2025 (4.02 to Form 8-K filed August 26, 2020 in 1-11299).

(a) 9 --	Officer’s Certificate for Entergy Corporation relating to 1.90% Senior Notes due June 15, 2028 (4.02(a) to Form 8-K filed March 5, 2021 in 1-11299).

(a) 10 --	Officer’s Certificate for Entergy Corporation relating to 2.40% Senior Notes due June 15, 2031 (4.02(b) to Form 8-K filed March 5, 2021 in 1-11299).

(a) 11 --
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

*(a) 12 --	Description of Entergy Corporation’s securities registered under Section 12 of the Securities Exchange Act of 1934.

System Energy

(b) 1 --	Mortgage and Deed of Trust, dated as of June 15, 1977, as amended and restated by the following Supplemental Indenture: (4.42 to Form 8-K filed September 25, 2012 in 1-9067 (Twenty-fourth)).

(b) 2 --	Officer’s Certificate No. 1-B-1 for System Energy Resources, Inc. relating to First Mortgage Bonds, 2.14% Series due December 9, 2025 (4.58 to Form 8-K filed December 9, 2020 in 1-09067).

(b) 3 --	Officer’s Certificate No. 2-B-2 for System Energy Resources, Inc. relating to First Mortgage Bonds, MBFC Series due 2044 (4(a) to Form 8-K filed June 15, 2021 in 1-09067).

(b) 4 --	Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (4(b)3 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 5 --
Trust Indenture, dated as of March 1, 2019, between the Mississippi Business Finance Corporation and The Bank of New York Mellon authorizing Revenue Refunding Bonds (System Energy Resources, Inc. Project) Series 2019 (4(a) to Form 8-K filed March 28, 2019 in 1-9067).

(b) 6 --
Loan Agreement, dated as of March 1, 2019, between System Energy and Mississippi Business Finance Corporation relating to Revenue Refunding Bonds (System Energy Resources, Inc. Project) Series 2019 (4(b) to Form 8-K filed March 28, 2019 in 1-9067).

(b) 7 --
Trust Indenture, dated as of June 1, 2021, between the Mississippi Business Finance Corporation and The Bank of New York Mellon, as Indenture Trustee, authorizing Revenue Refunding Bonds (System Energy Resources, Inc. Project) Series 2021 (4(c) to Form 8-K filed June 15, 2021 in 1-09067).

(b) 8 --
Loan Agreement, dated as of June 1, 2021, between the Mississippi Business Finance Corporation and System Energy Resources, Inc. relating to Revenue Refunding Bonds (System Energy Resources, Inc. Project) Series 2021 (4(d) to Form 8-K filed June 15, 2021 in 1-09067).

Entergy Arkansas

(c) 1 --
Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 4(a)-7 in 2-10261 (Seventh); 2(b)-10 in 2-15767 (Tenth); 2(c) in 2-28869 (Sixteenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirtieth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirty-first); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Thirty-ninth); 4(c)1 to Form 10-K for the year ended December 31, 2017 in 1-10764 (Forty-first); 4(d)(2) in 33-54298 (Forty-sixth); C-2 to Form U5S for the year ended December 31,1995 (Fifty-third); 4(c)1 to Form 10-K for the year ended December 31, 2008 in 1-10764 (Sixty-eighth); 4.06 to Form 8-K filed October 8, 2010 in 1-10764 (Sixty-ninth); 4.06 to Form 8-K filed December 13, 2012 in 1-10764 (Seventy-first); 4(e) to Form 8-K filed January 9, 2013 in 1-10764 (Seventy-second); 4.06 to Form 8-K filed May 30, 2013 in 1-10764 (Seventy-third); 4.05 to Form 8-K filed March 14, 2014 in 1-10764 (Seventy-sixth); 4.05 to Form 8-K filed December 9, 2014 in 1-10764 (Seventy-seventh); 4.05 to Form 8-K filed January 8, 2016 in 1-10764 (Seventy-eighth); 4.05 to Form 8-K filed August 16, 2016 in 1-10764 (Seventy-ninth); 4(a) to Form 10-Q for the quarter ended September 30, 2018 (Eightieth); 4.1 to Form 8-K12B filed December 3, 2018 in 1-10764 (Eighty-first); 4.39 to Form 8-K filed March 19, 2019 in 1-10764 (Eighty-second); 4.49 to Form 8-K filed September 11, 2020 in 1-10764 (Eighty-third); and 4.49 to Form 8-K filed March 30, 2021 in 1-10764 (Eighty-fourth)).

(c) 2 --
Third Amended and Restated Credit Agreement dated as of June 3, 2021, among Entergy Arkansas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4.2 to Form 8-K filed June 3, 2021 in 1-10764).

(c) 3 --	Fuel Lease, dated as of December 22, 1988, between River Fuel Trust #1 and Entergy Arkansas (4(c)9 to Form 10-K for the year ended December 31, 2017 in 1-10764).

*(c) 4 --	Description of Entergy Arkansas’s securities registered under Section 12 of the Securities Exchange Act of 1934.

Entergy Louisiana

(d) 1 --
Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Sixth); 2(c) in 2-34659 (Twelfth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-first); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-fifth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Twenty-ninth); 4(d)1 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Forty-second); A-2(a) to Rule 24 Certificate filed April 4, 1996 in 70-8487 (Fifty-first); B-4(i) to Rule 24 Certificate filed January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate filed January 10, 2006 in 70-10324 (Sixty-fourth); 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth); 4(e)1 to Form 10-K for the year ended December 31, 2009 in 1-132718 (Sixty-sixth); 4.08 to Form 8-K filed September 24, 2010 in 1-32718 (Sixty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2011 in 1-32718 (Seventy-second); 4.08 to Form 8-K filed December 4, 2012 in 1-32718 (Seventy-sixth); 4.08 to Form 8-K filed August 23, 2013 in 1-32718 (Seventy-eighth); 4.08 to Form 8-K filed June 24, 2014 in 1-32718 (Seventy-ninth); 4.08 to Form 8-K filed July 1, 2014 in 1-32718 (Eightieth); 4.08 to Form 8-K filed November 21, 2014 (Eighty-first); 4.1 to Form 8-K12B filed October 1, 2015 (Eighty-second); 4.33 to Form 8-K filed March 24, 2016 in 1-32718 (Eighty-fourth); 4.33 to Form 8-K filed August 17, 2016 in 1-32718 (Eighty-sixth); 4.43 to Form 8-K filed October 4, 2016 in 1-32718 (Eighty-seventh); 4.43 to Form 8-K filed May 23, 2017 in 1-32718 (Eighty-eighth); 4.43 to Form 8‑K filed March 23, 2018 in 1-32718 (Eighty-ninth); 4.43 to Form 8-K filed August 14, 2018 in 1-32718 (Ninetieth); 4.43 to Form 8-K filed March 12, 2019 in 1-32718 (Ninety-first); 4.53 to Form 8-K filed March 6, 2020 in 1-32718 (Ninety-second); 4.53(b) to Form 8-K filed November 13, 2020 in 1-32718 (Ninety-third); 4.53 to Form 8-K filed November 24, 2020 in 1-32718 (Ninety-fourth); 4.53 to Form 8-K filed March 10, 2021 in 1-32718 (Ninety-fifth); and 4.53 to Form 8-K filed October 1, 2021 in 1-32718 (Ninety-sixth)).

(d) 2 --
Third Amended and Restated Credit Agreement dated as of June 3, 2021, among Entergy Louisiana, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, Wells Fargo Bank, National Association and BNP Paribas, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.3 to Form 8-K filed June 3, 2021 in 1-32718).

(d) 3 --
Term Loan Credit Agreement dated as of December 22, 2021, by and among Entergy Louisiana, the Lenders party thereto, and The Bank of Nova Scotia, as Administrative Agent (4(a) to Form 8-K filed December 23, 2021 in 1-32718).

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

(d) 8 --
Trust Indenture, dated as of April 1, 2021, between the Louisiana Local Government Environmental Facilities and Community Development Authority and The Bank of New York Mellon authorizing Revenue Refunding Bonds (Entergy Louisiana, LLC Project) Series 2021A (4(d) to Form 8-K filed April 1, 2021 in 1-32718).

(d) 9 --
Loan Agreement, dated as of April 1, 2021, between the Louisiana Local Government Environmental Facilities and Community Development Authority and Entergy Louisiana relating to Revenue Refunding Bonds (Entergy Louisiana, LLC Project) Series 2021B (4(e) to Form 8-K filed April 1, 2021 in 1-32718).

(d) 10 --
Trust Indenture, dated as of April 1, 2021, between the Louisiana Local Government Environmental Facilities and Community Development Authority and The Bank of New York Mellon authorizing Revenue Refunding Bonds (Entergy Louisiana, LLC Project) Series 2021B (4(f) to Form 8-K filed April 1, 2021 in 1-32718).

(d) 11 --
Indenture of Mortgage, dated September 1, 1926, as amended by the following Supplemental Indentures: (7-A-9 in Registration No. 2-6893 (Seventh); 4(d)15 to Form 10-K for the year ended December 31, 2017 in 1-32718 (Eighteenth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended September 30, 2009 in 0-20371 (Seventy-seventh); 4.07 to Form 8-K filed July 1, 2014 in 0-20371 (Eighty-first); 4.2 to Form 8-K12B filed October 1, 2015 in 1-32718 (Eighty-second); 4.3 to Form 8-K12B filed October 1, 2015 in 1-32718 (Eighty-third); 4.42 to Form 8-K filed March 24, 2016 in 1-32718 (Eighty-fourth); 4.42 to Form 8-K filed May 19, 2016 in 1-32718 (Eighty-fifth); 4.42 to Form 8-K filed August 17, 2016 in 1-32718 (Eighty-sixth); 4.42 to Form 8-K filed October 4, 2016 in 1-32718 (Eighty-seventh); 4.42 to Form 8-K filed May 23, 2017 in 1-32718 (Eighty-eighth); 4.42 to Form 8-K filed March 23, 2018 in 1-32718 (Eighty-ninth); 4.42 to Form 8-K filed August 14, 2018 in 1-32718 (Ninetieth); 4.42 to Form 8-K filed March 12, 2019 in 1-32718 (Ninety-first); 4.52 to Form 8-K filed March 6, 2020 in 1-32718 (Ninety-second); 4.52(b) to Form 8-K filed November 13, 2020 in 1-32718 (Ninety-third); 4.52 to Form 8-K filed March 10, 2021 in 1-32718 (Ninety-fourth); and 4.52 to Form 8-K filed October 1, 2021 in 1-32718 (Ninety-fifth)).

(d) 12 --
Agreement of Resignation, Appointment and Acceptance, dated as of October 3, 2007, among Entergy Gulf States, Inc., JPMorgan Chase Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (4(a) to Form 10-Q for the quarter ended September 30, 2007 in 1-27031).

(d) 13 --
Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, as amended by the following Supplemental Indentures: (4.38 in Registration No. 333-190911-07 (Mortgage); 4.40 to Form 8-K filed March 24, 2016 in 1-32718 (Second); 4(h) to Form 10-Q for the quarter ended March 31, 2016 in 1-32718 (Fourth); 4.40 to Form 8-K filed May 19, 2016 in 1-32718 (Fifth); 4.40 to Form 8-K filed August 17, 2016 in 1-32718 (Sixth); 4.41 to Form 8-K filed October 4, 2016 in 1-32718 (Seventh); 4.41 to Form 8-K filed May 23, 2017 in 1-32718 (Eighth); 4.41 to Form 8-K filed March 23, 2018 in 1-32718 (Ninth); 4.41 to Form 8-K filed August 14, 2018 in 1-32718 (Tenth); 4.41 to Form 8-K filed March 12, 2019 in 1-32718 (Eleventh); 4.51 to Form 8-K filed March 6, 2020 in 1-32718 (Twelfth); 4.51(b) to Form 8-K filed November 13, 2020 in 1-32718 (Thirteenth); 4.51 to Form 8-K filed November 24, 2020 in 1-32718 (Fourteenth); 4.51 to Form 8-K filed March 10, 2021 in 1-32718 (Fifteenth); 4(b) to Form 8-K filed April 1, 2021 in 1-32718 (Sixteenth); and 4.51 to Form 8-K filed October 1, 2021 in 1-32718 (Seventeenth);

(d) 14 --	Officer’s Certificate No. 2-B-2, dated March 17, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed March 24, 2016 in 1-32718).

(d) 15 --	Officer’s Certificate No. 4-B-4, dated May 16, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed May 19, 2016 in 1-32718).

(d) 16 --
Officer’s Certificate No. 6-B-5, dated August 10, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed August 17, 2016 in 1-32718).

(d) 17 --
Officer’s Certificate No. 7-B-6, dated September 28, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed October 4, 2016 in 1-32718).

(d) 18 --	Officer’s Certificate No. 8-B-7, dated May 17, 2017, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed May 23, 2017 in 1-32718).

(d) 19 --
Officer’s Certificate No. 10-B-8, dated March 20, 2018, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed March 23, 2018 in 1-32718).

(d) 20 --
Officer’s Certificate No. 12-B-9, dated August 8, 2018, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed August 14, 2018 in 1-32718).

(d) 21 --
Officer’s Certificate No. 14-B-10, dated March 6, 2019, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed March 12, 2019 in 1-32718).

(d) 22 --	Officer’s Certificate No. 16-B-11, dated March 3, 2020, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.50 to Form 8-K filed March 6, 2020 in 1-32718).

(d) 23 --
Officer’s Certificate No. 19-B-13, dated November 9, 2020, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.50(b) to Form 8-K filed November 13, 2020 in 1-32718).

(d) 24 --
Officer’s Certificate No. 20-B-14, dated November 17, 2020, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.50 to Form 8-K filed November 24, 2020 in 1-32718).

(d) 25 --
Officer’s Certificate No. 21-B-15, dated March 4, 2021, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.50(a) to Form 8-K filed March 10, 2021 in 1-32718).

(d) 26 --
Officer’s Certificate No. 21-B-16, dated March 4, 2021, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.50(b) to Form 8-K filed March 10, 2021 in 1-32718).

(d) 27 --
Officer’s Certificate No. 22-B-17, dated March 23, 2021, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4(a) to Form 8-K filed April 1, 2021 in 1-32718).

(d) 28 --
Officer’s Certificate No. 24-B-18, dated September 28, 2021, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.50 to Form 8-K filed October 1, 2021 in 1-32718).

*(d) 29 --	Description of Entergy Louisiana’s securities registered under Section 12 of the Securities Exchange Act of 1934.

Entergy Mississippi

(e) 1 --
Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by the following Supplemental Indentures: (4(e)1 to Form 10-K for the year ended December 31, 2017 in 1-31508 (Mortgage); 4(e)1 to Form 10-K for the year ended December 31, 2017 in 1-31508 (Sixth); A-2(c) to Rule 24 Certificate filed May 14, 1999 in 70-8719 (Thirteenth); 4(b) to Form 10-Q for the quarter ended June 30, 2009 in 1-31508 (Twenty-sixth); 4.38 to Form 8-K filed December 11, 2012 in 1-31508 (Thirtieth); 4.05 to Form 8-K filed March 21, 2014 in 1-31508 (Thirty-first); 4.05 to Form 8-K filed May 13, 2016 in 1-31508 (Thirty-second); 4.16 to Form 8-K filed September 15, 2016 in 1-31508 (Thirty-third); 4.16 to Form 8-K filed November 14, 2017 in 1-31508 (Thirty-fourth); 4.1 to Form 8-K filed November 21, 2018 in 1-31508 (Thirty-fifth); 4.1 to Form 8-K12B filed December 3, 2018 in 1-31508 (Thirty-sixth); 4(a) to Form 8-K filed December 12, 2018 in 1-31508 (Thirty-seventh); 4.46 to Form 8-K filed June 5, 2019 in 1-31508 (Thirty-eighth); 4.56 to Form 8-K filed May 22, 2020 in 1-31508 (Thirty-ninth); and 4.56 to Form 8-K filed November 16, 2021 in 1-31508 (Fortieth)).

*(e) 2 --	Description of Entergy Mississippi’s securities registered under Section 12 of the Securities Exchange Act of 1934.

Entergy New Orleans

(f) 1 --
Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by the following Supplemental Indentures: (4(f)1 to Form 10-K for the year ended December 31, 2017 in 1-35747 (Mortgage); 4(f)1 to Form 10-K for the year ended December 31, 2017 in 1-35747 (Third); 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh); 4.02 to Form 8-K filed November 23, 2010 in 0-5807 (Fifteenth); 4.02 to Form 8-K filed November 29, 2012 in 1-35747 (Sixteenth); 4.02 to Form 8-K filed June 21, 2013 in 1-35747 (Seventeenth); 4(m) to Form 10-Q for the quarter ended March 31, 2016 in 1-35747 (Eighteenth); 4.02 to Form 8-K filed March 22, 2016 in 1-35747 (Nineteenth); 4.02 to Form 8-K filed May 24, 2016 in 1-35747 (Twentieth); 4.1 to Form 8-K12B filed December 1, 2017 in 1-35747 (Twenty-first); 4(a) to Form 8-K filed September 27, 2018 in 1-35747 (Twenty-second); 4(a) to Form 8-K filed March 26, 2020 in 1-35747 (Twenty-third); and 4(a) to Form 8-K filed November 19, 2021 in 1-35747 (Twenty-fourth)).

(f) 2 --
Third Amended and Restated Credit Agreement dated as of June 22, 2021, among Entergy New Orleans, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Bank of America, N.A., as Administrative Agent and LC Issuing Bank, and the other LC Issuing Banks from time to time parties thereto (4 to Form 8-K filed June 22, 2021 in 1-35747).

(f) 3 --
Amended and Restated Term Loan Credit Agreement dated as of November 9, 2021, by and among Entergy New Orleans, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (4(a) to Form 8-K filed November 10, 2021 in 1-35747).

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

(g) 3 --
Officer’s Certificate No. 10-B-8 dated November 14, 2017, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.48 to Form 8-K filed November 17, 2017 in 1-34360).

(g) 4 --
Officer’s Certificate No. 12-B-9 dated January 3, 2019, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.47(a) to Form 8-K filed January 8, 2019 in 1-34360).

(g) 5 --
Officer’s Certificate No. 12-B-10 dated January 3, 2019, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.47(b) to Form 8-K filed January 8, 2019 in 1-34360).

(g) 6 --
Officer’s Certificate No. 13-B-11 dated September 16, 2019, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.57 to Form 8-K filed September 20, 2019 in 1-34360).

(g) 7 --
Officer’s Certificate No. 16-B-13 dated September 28, 2020, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.57 to Form 8-K filed October 1, 2020 in 1-34360).

(g) 8 --
Officer’s Certificate No. 18-B-14 dated August 11, 2021, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.57 to Form 8-K filed August 17, 2021 in 1-34360).

(g) 9 --
Third Amended and Restated Credit Agreement dated as of June 3, 2021, among Entergy Texas, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BNP Paribas, Mizuho Bank, Ltd., and The Bank of Nova Scotia, as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.4 to Form 8-K filed June 3, 2021 in 1-34360).

(g) 10 --
Statement of Resolution Establishing the 5.375% Series A Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) of Entergy Texas (3.3 to Form 8-A filed September 4, 2019 in 1-34360).

(g) 11 --	Statement of Resolution Establishing the 5.10% Series Preferred Stock, Cumulative, No Par Value (Liquidation Value $25 Per Share) of Entergy Texas (3.1 to Form 8-K filed November 9, 2021 in 1-34360).

*(g) 12 --	Description of Entergy Texas’s securities registered under Section 12 of the Securities Exchange Act of 1934.

(10)  Material Contracts

Entergy Corporation

+(a) 1--	2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2011 in 1-11299).

+(a) 2 --	2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (Appendix C to 2015 Entergy Corporation’s Definitive Proxy Statement filed on March 20, 2015 in 1-11299).

+(a) 3 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)57 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 4 --	First Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)58 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 5 --	Second Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)57 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 6 --	Third Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(b) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 7 --	Fourth Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(c) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 8 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)59 to Form 10-K for the year ended December 31, 2010 in 1-11299).

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

+(a) 11 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 12 --	Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)62 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 13 --	First Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)63 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 14 --	Second Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)64 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 15 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)77 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 16 --	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2010 (10(a)78 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 17 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)69 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 18 --	Third Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)71 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 19 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)74 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 20 --	First Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)75 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 21 --	Second Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)76 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 22 --	Third Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective June 19, 2013 (10(b) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 23 --	Fourth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(c) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 24 --	Fifth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(a) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

*+(a) 25 --	Sixth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 1, 2014.

*+(a) 26 --	Seventh Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective August 25, 2021.

*+(a) 27 --	Eighth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective November 2, 2021.

+(a) 28 --	Cash Balance Equalization Plan of Entergy Corporation effective July 1, 2014 (10(a)31 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 29 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)78 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 30 --	First Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)79 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 31 --	Second Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)81 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 32 --	Third Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)81 to Form 10-K for the year ended December 31, 2013 in 1-11299).

+(a) 33 --	Fourth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(d) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 34 --	Fifth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(d) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

*+(a) 35 --	Sixth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective November 2, 2021.

+(a) 36 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 37 --	Amendment to Retention Agreement effective January 1, 2009 between Leo P. Denault and Entergy Corporation (10(a)93 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 38 --	Amendment to Retention Agreement effective January 1, 2010 between Leo P. Denault and Entergy Corporation (10(a)101 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 39 --	Amendment to Retention Agreement effective December 30, 2010 between Leo P. Denault and Entergy Corporation (10(a)95 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 40 --	Amendment to Retention Agreement effective May 7, 2021 between Leo. P. Denault and Entergy Corporation (99.1 to Form 8-K filed May 10, 2021 in 1-11299).

*+(a) 41 --	Retirement Benefit Agreement, dated as of November 2, 2021, between Leo P. Denault and Entergy Corporation.

+(a) 42 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 43 --	Entergy Nuclear Retention Plan, as amended and restated effective January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 44 --	2019 Entergy Corporation Omnibus Incentive Plan (Appendix B to 2019 Proxy Statement, dated March 22, 2019 in 1-11299).

+(a) 45 --	Form of Stock Option Grant Agreement (10(a)45 to Form 10-K for the year ended December 31, 2019 in 1-11299).

*+(a) 46 --	Form of Long Term Incentive Program Performance Unit Agreement.

+(a) 47 --	Form of Restricted Stock Grant Agreement (10(a)47 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 48 --	Form of Restricted Stock Units Grant Agreement (10(a)48 to Form 10-K for the year ended December 31, 2019 in 1-11299).

+(a) 49 --	Restricted Stock Units Agreement by and between A. Christopher Bakken, III and Entergy Corporation effective April 6, 2016 (10(a)54 to Form 10-K for the year ended December 31, 2016 in 1-11299).

+(a) 50 --	Defined Contribution Restoration Plan effective as of January 1, 2021 (10(a)46 to Form 10-K for the year ended December 31, 2020 in 1-11299).

+(a) 51 --
Restricted Stock Units Agreement Under The Entergy Corporation 2019 Omnibus Incentive Plan by and between Marcus V. Brown and Entergy Corporation effective May 17, 2021 (10(c) to Form 10-Q for the quarter ended June 30, 2021 in 1-11299).

*+(a) 52 --	First Amended and Restated 2019 Entergy Corporation Non-Employee Director Service Recognition Program effective as of December 3, 2021.

*+(a) 53 --	First Amended and Restated 2019 Entergy Corporation Non-Employee Director Stock Program effective as of December 3, 2021.

*+(a) 54 --	Entergy Corporation Non-Employee Director Cash Deferral Plan effective as of December 3, 2021.

System Energy

(b) 1 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (10(b)1 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 2 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (10(b)2 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 3 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (10(b)3 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 4 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (10(b)4 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 5 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (10(b)5 to Form 10-K for the year ended December 31, 2017 in 1-9067).

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

(b) 9 --
Thirty-ninth Assignment of Availability Agreement, Consent and Agreement, dated as of June 15, 2021, among System Energy Resources, Inc., Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, The Bank of New York Mellon, as Mortgage Trustee and The Bank of New York Mellon, as Indenture Trustee (4(b) to Form 8-K filed June 15, 2021 in 1-09067).

(b) 10 --
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

(b) 13 --	Lease Supplement No. 4, dated as of May 28, 2014, to Facility Lease No. 2 (10(b)14 to Form 10-K for the year ended December 31, 2016 in 1-11299).

(b) 14 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (10(b)15 to Form 10-K for the year ended December 31, 2017 in 1-9067).

(b) 15 --
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

(14) Code of Ethics

Entergy Corporation

(a)	Entergy Corporation Code of Business Conduct and Ethics (14(a) to Form 10-K for the year ended December 31, 2020 in 1-32718).

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 536.

*(24)  Powers of Attorney

(31)  Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32)  Section 1350 Certifications

**(a)	Section 1350 Certification for Entergy Corporation.

**(b)	Section 1350 Certification for Entergy Corporation.

**(c)	Section 1350 Certification for Entergy Arkansas.

**(d)	Section 1350 Certification for Entergy Arkansas.

**(e)	Section 1350 Certification for Entergy Louisiana.

**(f)	Section 1350 Certification for Entergy Louisiana.

**(g)	Section 1350 Certification for Entergy Mississippi.

**(h)	Section 1350 Certification for Entergy Mississippi.

**(i)	Section 1350 Certification for Entergy New Orleans.

**(j)	Section 1350 Certification for Entergy New Orleans.

**(k)	Section 1350 Certification for Entergy Texas.

**(l)	Section 1350 Certification for Entergy Texas.

**(m)	Section 1350 Certification for System Energy.

**(n)	Section 1350 Certification for System Energy.

(101)  Interactive Data File

*INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*SCH -	Inline XBRL Schema Document.

*CAL -	Inline XBRL Calculation Linkbase Document.

*DEF -	Inline XBRL Definition Linkbase Document.

*LAB -	Inline XBRL Label Linkbase Document.

*PRE -	Inline XBRL Presentation Linkbase Document.

*(104) Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101)
_________________

*	Filed herewith.
**	Furnished, not filed, herewith.
+	Management contracts or compensatory plans or arrangements.

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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022

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

By: /s/ Kimberly A. Fontan	February 25, 2022
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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022

Laura R. Landreaux (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Kimberly A. Fontan	February 25, 2022
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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Kimberly A. Fontan	February 25, 2022
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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Kimberly A. Fontan	February 25, 2022
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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022

Deanna D. Rodriguez (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Kimberly A. Fontan	February 25, 2022
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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022

Eliecer Viamontes (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Kimberly A. Fontan	February 25, 2022
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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Kimberly A. Fontan Kimberly A. Fontan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022

Roderick K. West (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); A. Christopher Bakken, III and Steven C. McNeal (Directors).

By: /s/ Kimberly A. Fontan	February 25, 2022
(Kimberly A. Fontan, Attorney-in-fact)

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-233403 on Form S-3 and in Registration Statements Nos. 333-174148, 333-204546, 333-231800 and 333-251819 on Form S-8 of our reports dated February 25, 2022, relating to the financial statements and financial statement schedule of Entergy Corporation and Subsidiaries, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 2021.

We consent to the incorporation by reference in Registration Statement No. 333-233403-05 on Form S-3 of our reports dated February 25, 2022, relating to the financial statements and financial statement schedule of Entergy Arkansas, LLC and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Arkansas, LLC for the year ended December 31, 2021.

We consent to the incorporation by reference in Registration Statement No. 233403-04 on Form S-3 of our reports dated February 25, 2022, relating to the financial statements and financial statement schedule of Entergy Louisiana, LLC and Subsidiaries appearing in this Annual Report on Form 10‑K of Entergy Louisiana, LLC for the year ended December 31, 2021.

We consent to the incorporation by reference in Registration Statement No. 233403-03 on Form S-3 of our reports dated February 25, 2022, relating to the financial statements and financial statement schedule of Entergy Mississippi, LLC appearing in this Annual Report on Form 10‑K of Entergy Mississippi, LLC for the year ended December 31, 2021.

We consent to the incorporation by reference in Registration Statement No. 233403-02 on Form S-3 of our reports dated February 25, 2022, relating to the financial statements and financial statement schedule of Entergy Texas, Inc. and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. for the year ended December 31, 2021.

We consent to the incorporation by reference in Registration Statement No. 233403-01 on Form S-3 of our report dated February 25, 2022, relating to the financial statements of System Energy Resources, Inc. appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2021.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and the Corporation’s internal control over financial reporting as of December 31, 2021, and have issued our reports thereon dated February 25, 2022. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Texas, Inc. and Subsidiaries

To the member and Board of Directors of
Entergy Arkansas, LLC and Subsidiaries
Entergy Louisiana, LLC and Subsidiaries
Entergy Mississippi, LLC
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of Entergy Arkansas, LLC and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, Entergy New Orleans, LLC and Subsidiaries, and Entergy Texas, Inc. and Subsidiaries, and we have also audited the financial statements of Entergy Mississippi, LLC (collectively the “Companies”) as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and have issued our reports thereon dated February 25, 2022. Our audits also included the financial statement schedules of the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the respective Companies’ management. Our responsibility is to express an opinion on the Companies’ financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2022

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, 2020, and 2019
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income (1)	Deductions (2)	at End of Period
Allowance for doubtful accounts
2021	$117,794	$57,517	$106,703	$68,608
2020	$7,404	$111,687	$1,297	$117,794
2019	$7,322	$2,806	$2,724	$7,404
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, 2020, and 2019
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income (1)	Deductions (2)	at End of Period
Allowance for doubtful accounts
2021	$18,334	$30,433	$35,695	$13,072
2020	$1,169	$17,307	$142	$18,334
2019	$1,264	$1,000	$1,095	$1,169
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, 2020, and 2019
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income (1)	Deductions (2)	at End of Period
Allowance for doubtful accounts
2021	$45,693	$17,219	$33,681	$29,231
2020	$1,902	$44,542	$751	$45,693
2019	$1,813	$762	$673	$1,902
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY MISSISSIPPI, LLC
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, 2020, and 2019
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income (1)	Deductions (2)	at End of Period
Allowance for doubtful accounts
2021	$19,527	$850	$13,168	$7,209
2020	$636	$19,081	$190	$19,527
2019	$563	$406	$333	$636
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, 2020, and 2019
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income (1)	Deductions (2)	at End of Period
Allowance for doubtful accounts
2021	$17,430	$6,850	$10,998	$13,282
2020	$3,226	$14,204	$—	$17,430
2019	$3,222	$316	$312	$3,226
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, 2020, and 2019
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income (1)	Deductions (2)	at End of Period
Allowance for doubtful accounts
2021	$16,810	$2,166	$13,162	$5,814
2020	$471	$16,554	$215	$16,810
2019	$461	$321	$311	$471
Notes:
(1) A portion of the charges to income are deferred as a regulatory asset.
(2) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.