Form 10-Q
period 2022-03-31
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2022-05-05
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.

1-11299	ENTERGY CORPORATION	1-35747	ENTERGY NEW ORLEANS, LLC
	(a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000		(a Texas limited liability company) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700
	72-1229752		82-2212934

1-10764	ENTERGY ARKANSAS, LLC	1-34360	ENTERGY TEXAS, INC.
	(a Texas limited liability company) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000		(a Texas corporation) 2107 Research Forest Drive The Woodlands, Texas 77380 Telephone (409) 981-2000
	83-1918668		61-1435798

1-32718	ENTERGY LOUISIANA, LLC	1-09067	SYSTEM ENERGY RESOURCES, INC.
	(a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000		(an Arkansas corporation) 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000
	47-4469646		72-0752777

1-31508	ENTERGY MISSISSIPPI, LLC
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at April 29, 2022
Entergy Corporation	($0.01 par value)	203,374,308

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2021, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including (a) those factors discussed or incorporated by reference in Item 1A. Risk Factors in the Form 10-K and in this report, (b) those factors discussed or incorporated by reference in Management’s Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

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
•increases in costs and capital expenditures that could result from changing regulatory requirements, changing economic conditions, and emerging operating and industry issues, and the risks related to recovery of these costs and capital expenditures from Entergy’s customers (especially in an increasing cost environment);
•the commitment of substantial human and capital resources required for the safe and reliable operation and maintenance of Entergy’s nuclear generating facilities;

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
•the effects of changes in federal, state, or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, trade/tariff, domestic purchase requirements, or energy policies and related laws, regulations, and other governmental actions;
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
•the risk that an incident at any nuclear generation facility in the U.S. could lead to the assessment of significant retrospective assessments and/or retrospective insurance premiums as a result of Entergy’s participation in a secondary financial protection system and a utility industry mutual insurance company;
•changes in the quality and availability of water supplies and the related regulation of water use and diversion;
•Entergy’s ability to manage its capital projects, including completion of projects timely and within budget and to obtain the anticipated performance or other benefits, and its operation and maintenance costs;
•the effects of supply chain disruptions, including those driven by the COVID-19 global pandemic or by trade-related governmental actions, on Entergy’s ability to complete its capital projects in a timely and cost-effective manner;
•Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;
•the economic climate, and particularly economic conditions in Entergy’s Utility service area and events and circumstances that could influence economic conditions in those areas, including power prices and inflation, and the risk that anticipated load growth may not materialize;
•changes to federal income tax laws and regulations, including the continued impact of the Tax Cuts and Jobs Act and its intended and unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;
•changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to capital and Entergy’s ability to refinance existing securities and fund investments and acquisitions;

FORWARD-LOOKING INFORMATION (Concluded)

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
•the effects of a global or geopolitical event or pandemic, such as the COVID-19 global pandemic and the military activities between Russia and Ukraine, including economic and societal disruptions; volatility in the capital markets (and any related increased cost of capital or any inability to access the capital markets or draw on available bank credit facilities); reduced demand for electricity, particularly from commercial and industrial customers; increased or unrecoverable costs; supply chain, vendor, and contractor disruptions; delays in completion of capital or other construction projects, maintenance, and other operations activities, including prolonged or delayed outages; impacts to Entergy’s workforce availability, health, or safety; increased cybersecurity risks as a result of many employees telecommuting; increased late or uncollectible customer payments; regulatory delays; executive orders affecting, or increased regulation of, Entergy’s business; changes in credit ratings or outlooks as a result of any of the foregoing; or other adverse impacts on Entergy’s ability to execute on its business strategies and initiatives or, more generally, on Entergy’s results of operations, financial condition, and liquidity;
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
•the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments; and
•Entergy and its subsidiaries’ ability to successfully execute on their business strategies, including their ability to complete strategic transactions that they may undertake.

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

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2021 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
HLBV	Hypothetical liquidation at book value

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
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

IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s), which equals one thousand kilowatts
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
•The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of the operation and planned shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants, including the planned shutdown and sale of Palisades, the only remaining operating plant in Entergy Wholesale Commodities’ merchant nuclear fleet.

See Note 7 to the financial statements herein for financial information regarding Entergy’s business segments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Results of Operations

First Quarter 2022 Compared to First Quarter 2021

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the first quarter 2022 to the first quarter 2021 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2021 Net Income (Loss) Attributable to Entergy Corporation	$356,567	$37,577	($59,579)	$334,565

Operating revenues	131,540	(98,442)	(11)	33,087
Fuel, fuel-related expenses, and gas purchased for resale	160,924	4,836	11	165,771
Purchased power	(105,937)	(4,160)	(11)	(110,108)
Other regulatory charges (credits) - net	(60,704)	—	—	(60,704)
Other operation and maintenance	26,207	(57,721)	3,540	(27,974)
Asset write-offs, impairments, and related charges	—	(2,529)	—	(2,529)
Taxes other than income taxes	20,344	3,069	33	23,446
Depreciation and amortization	29,121	(4,219)	(449)	24,453
Other income (deductions)	(46,264)	(47,309)	(1,834)	(95,407)
Interest expense	15,442	(3,027)	9,238	21,653
Other expenses	1,698	(39,029)	—	(37,331)
Income taxes	15,625	(12,706)	(2,364)	555
Preferred dividend requirements of subsidiaries and noncontrolling interest	(1,339)	—	(48)	(1,387)
2022 Net Income (Loss) Attributable to Entergy Corporation	$340,462	$7,312	($71,374)	$276,400

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the first quarter 2022 to the first quarter 2021:

Amount
(In Millions)
2021 operating revenues	$2,597
Fuel, rider, and other revenues that do not significantly affect net income	30
Retail electric price	91
Return of unprotected excess accumulated deferred income taxes to customers	24
Volume/weather	(14)
2022 operating revenues	$2,728

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

The retail electric price variance is primarily due to:

•increases in Entergy Arkansas’s formula rate plan rates effective May 2021 and January 2022;
•an increase in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2021;
•increases in Entergy Mississippi’s formula rate plan rates effective April 2021 and July 2021;
•an increase in Entergy New Orleans’s formula rate plan rates effective November 2021; and
•increases in the transmission cost recovery factor rider effective March 2021 and March 2022, an increase in the distribution cost recovery factor rider effective January 2022, and an increase in the generation cost recovery rider effective January 2022, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In the first quarter 2022, $17 million was returned to customers through reductions in operating revenues as compared to $41 million in the first quarter 2021. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales and a decrease in weather-adjusted residential usage, including the effect of the COVID-19 pandemic on first quarter 2021, partially offset by increases in industrial and commercial usage. The increase in industrial usage was due to an increase in demand from cogeneration customers, an increase in demand from existing customers, primarily in the chemicals and pulp and paper industries as a result of prior year temporary plant shutdowns and operational issues, an increase in demand from expansion projects, primarily in the chemicals, transportation, and petroleum

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

refining industries, and an increase in demand from small industrial customers. The increase in commercial usage was primarily due to an increase in customers and the effect of the COVID-19 pandemic on businesses in first quarter 2021. The increased usage from these industrial and commercial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

Total electric energy sales for Utility for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	8,454	8,663	(2)
Commercial	6,271	6,111	3
Industrial	12,496	11,738	6
Governmental	584	581	1
Total retail	27,805	27,093	3
Sales for resale	3,641	4,299	(15)
Total	31,446	31,392	—

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $248 million for the first quarter 2021 to $150 million for the first quarter 2022 primarily due to the shutdown of Indian Point 3 in April 2021.

Following are key performance measures for Entergy Wholesale Commodities for the first quarters 2022 and 2021:

	2022	2021
Owned capacity (MW) (a)	1,205	2,246
GWh billed	2,225	4,413

Entergy Wholesale Commodities Nuclear Fleet (b)
Capacity factor	100%	99%
GWh billed	1,766	3,988
Average energy price ($/MWh)	$59.21	$51.86
Average capacity price ($/kW-month)	$0.15	$0.23

(a)The reduction in owned capacity is due to the shutdown of the 1,041 MW Indian Point 3 plant in April 2021.
(b)The Entergy Wholesale Commodities nuclear power plants had no refueling outage days in the first quarters 2022 and 2021.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $602 million for the first quarter 2021 to $628 million for the first quarter 2022 primarily due to:

•an increase of $6 million in customer service center support costs primarily due to higher contract costs;
•an increase of $5 million in nuclear generation expenses primarily due to a higher scope of work performed in 2022 as compared to prior year, partially offset by lower spending in 2022 on sanitation and social distancing protocols as a result of the COVID-19 pandemic;
•an increase of $4 million in transmission expenses, including higher vegetation maintenance costs;
•an increase of $3 million in distribution operations expenses primarily due to higher reliability costs and higher safety and training costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems; and
•several individually insignificant items.

The increase was partially offset by higher nuclear insurance refunds of $8 million.

Taxes other than income taxes increased primarily due to increases in franchise taxes and increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes the reversal in 2021 of the remaining $39 million regulatory liability for Entergy Arkansas’s 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2020 formula rate plan filing. In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation related costs collected in revenue.

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of the decommissioning trust funds in the first quarter 2021.

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $400 million of 3.35% Series mortgage bonds in March 2021;
•the issuances by Entergy Louisiana of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•the issuance by Entergy Louisiana of $1 billion of 0.95% Series mortgage bonds in October 2021;
•the issuance by Entergy Mississippi of $200 million of 3.50% Series mortgage bonds in March 2021;
•the $1.2 billion unsecured term loan proceeds received by Entergy Louisiana in January 2022;
•the issuance by Entergy Mississippi of $200 million of 2.55% Series mortgage bonds in November 2021; and
•the issuances by Entergy New Orleans of $70 million of 4.51% Series mortgage bonds and $90 million of 4.19% Series mortgage bonds, each in November 2021.

The increase was partially offset by the repayment by Entergy Arkansas of $350 million of 3.75% Series mortgage bonds in February 2021 and the repayment by Entergy Louisiana of $200 million of 4.8% Series mortgage bonds in May 2021.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $99 million for the first quarter 2021 to $41 million for the first quarter 2022 primarily due to:

•a decrease of $44 million resulting from the absence of expenses from Indian Point 3, after it was shut down in April 2021; and
•a decrease of $10 million in severance and retention expenses. Severance and retention expenses were incurred in 2022 and 2021 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business.

See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses.

Other income decreased primarily due to the absence of earnings from the nuclear decommissioning trust funds that were transferred in the sale of the Indian Point Energy Center in May 2021 and lower gains on Palisades decommissioning trust fund investments, partially offset by lower non-service pension costs. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Indian Point Energy Center. See Note 6 to the financial statements herein for a discussion of pension and other postretirement benefits costs.

Other expenses decreased primarily due to the absence of decommissioning expense from Indian Point 2 and Indian Point 3, after the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Indian Point Energy Center.

Income Taxes

The effective income tax rates were 19.2% for the first quarter 2022 and 16.3% for the first quarter 2021. The differences in the effective income tax rates for the first quarter 2022 and the first quarter 2021 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Wholesale Commodities Exit from the Merchant Power Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for a discussion of management’s strategy to shut down and sell all plants in the Entergy Wholesale Commodities merchant nuclear fleet.  Following are updates to that discussion.

In April 2022, Entergy and Nebraska Public Power District signed an agreement to mutually terminate the management support services contract, under which Entergy provides plant operation support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska, effective July 31, 2022.

Planned Shutdown and Sale of Palisades

As discussed in the Form 10-K, in July 2018, Entergy entered into a purchase and sale agreement to sell 100% of the equity interests in the subsidiary that owns Palisades and the Big Rock Point Site, for $1,000 (subject

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
to adjustment for net liabilities and other amounts) to a Holtec subsidiary. The sale will include the transfer of the nuclear decommissioning trust and obligation for spent fuel management and plant decommissioning.

Entergy intends to shut down Palisades permanently no later than May 31, 2022. Subject to the conditions discussed in the Form 10-K, the sale of Palisades is expected to close in mid-2022. As of March 31, 2022, Entergy’s adjusted net investment in Palisades was approximately ($100) million. The primary variables in the ultimate loss or gain that Entergy will incur on the transaction are the values of the nuclear decommissioning trust and the asset retirement obligations at closing, the financial results from plant operations until the closing, and the level of any unrealized deferred tax balances at closing.

Costs Associated with Exit of the Entergy Wholesale Commodities Business

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business of approximately $5 million in 2022, of which $4 million has been incurred as of March 31, 2022.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy as of March 31, 2022 is primarily due to the net issuance of debt in 2022.

	March 31, 2022	December 31, 2021
Debt to capital	70.5%	69.5%
Effect of excluding securitization bonds	(0.1%)	(0.1%)
Debt to capital, excluding securitization bonds (a)	70.4%	69.4%
Effect of subtracting cash	(0.5%)	(0.3%)
Net debt to net capital, excluding securitization bonds (a)	69.9%	69.1%

(a)Calculation excludes the New Orleans and Texas securitization bonds, which are non-recourse to Entergy New Orleans and Entergy Texas, respectively.

As of March 31, 2022, 21.5% of the debt outstanding is at the parent company, Entergy Corporation, 78% is at the Utility, and 0.5% is at Entergy Wholesale Commodities. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2026.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2022 was 1.81% on the drawn portion of the facility. As of March 31, 2022, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$150	$3	$3,347
A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with the covenant and expects to remain in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility’s maturity date may occur.  See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Utility operating companies’ credit facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of March 31, 2022, Entergy Corporation had $1.343 billion of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2022 was 0.48%.

Entergy Mississippi had $33 million in its storm reserve escrow account at March 31, 2022.

In February 2022, Entergy New Orleans filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization. A City Council decision is expected in third quarter 2022.

Equity Issuances and Equity Distribution Program

As discussed in the Form 10-K, in January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may also enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $1 billion. Through March 31, 2022, Entergy has utilized the equity distribution program either to sell or to enter into forward sale agreements with respect to shares of common stock with an aggregate gross sales price of approximately $630 million, of which approximately $430 million of aggregate gross sales price is the subject of forward sale agreements that have not been settled and is subject to adjustment pursuant to the forward sale agreements. In addition to settlement of existing forward sale agreements, Entergy Corporation currently expects to issue approximately $570 million of equity through 2024. See Note 3 to the financial statements herein for discussion of the forward sale agreements and common stock issuances and sales under the equity distribution program.

Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida (Entergy Louisiana)

As discussed in the Form 10-K, in August 2020 and October 2020, Hurricane Laura, Hurricane Delta, and Hurricane Zeta caused significant damage to portions of Entergy Louisiana’s service area. The storms resulted in widespread outages, significant damage to distribution and transmission infrastructure, and the loss of sales during

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
the outages. Additionally, as a result of Hurricane Laura’s extensive damage to the grid infrastructure serving the impacted area, large portions of the underlying transmission system required nearly a complete rebuild. In February 2021 two winter storms (collectively, Winter Storm Uri) brought freezing rain and ice to Louisiana. Ice accumulation sagged or downed trees, limbs and power lines, causing damage to Entergy Louisiana’s transmission and distribution systems. The additional weight of ice caused trees and limbs to fall into power lines and other electric equipment. When the ice melted, it affected vegetation and electrical equipment, causing additional outages.

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by these storms were estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana was seeking an LPSC determination that $2.11 billion was prudently incurred and, therefore, was eligible for recovery from customers. Additionally, Entergy Louisiana was requesting that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million was appropriate. In July 2021, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021.

In August 2021, Hurricane Ida caused extensive damage to Entergy Louisiana’s distribution and, to a lesser extent, transmission systems resulting in widespread power outages. In September 2021, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments in connection with the issuance of approximately $1 billion of shorter-term mortgage bonds to provide interim financing for restoration costs associated with Hurricane Ida, which bonds were issued in October 2021. Also in September 2021, Entergy Louisiana sought approval for the creation and funding of a $1 billion restricted escrow account for Hurricane Ida restoration costs, subject to a subsequent prudence review.

After filing of testimony by LPSC staff and intervenors, which generally supported or did not oppose Entergy Louisiana’s requests in regard to Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida, the parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in February 2022. The settlement agreement contained the following key terms: $2.1 billion of restoration costs from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $51 million were recoverable; a $290 million cash storm reserve should be re-established; a $1 billion reserve should be established to partially pay for Hurricane Ida restoration costs; and Entergy Louisiana was authorized to finance $3.186 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. The LPSC issued an order approving the settlement in March 2022. As a result of the financing order, in first quarter 2022, Entergy Louisiana reclassified $1.339 billion from utility plant to other regulatory assets. The securitization process is expected to be completed in second quarter 2022.

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida currently are estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs through December 2022, Entergy Louisiana is seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, is eligible for recovery from customers. As part of this filing, Entergy Louisiana also is seeking an LPSC determination that an additional $32 million in restoration costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount is exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana is requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, is eligible for recovery from customers. As discussed above, in March 2022 the LPSC

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

approved financing of a $1 billion storm escrow that can be withdrawn to finance costs associated with Hurricane Ida restoration. Entergy Louisiana expects to supplement the April 2022 application with a request that the LPSC authorize Entergy Louisiana to finance the remaining storm restoration costs included in the April 2022 application, currently expected to be through the securitization process authorized by Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021.

Hurricane Ida (Entergy New Orleans)

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” in the Form 10-K for a discussion of Hurricane Ida, which caused significant damage to Entergy’s service area, including Entergy’s electrical grid. Entergy New Orleans expects to initiate its storm cost recovery proceeding in late second quarter 2022.

Hurricane Laura, Hurricane Delta, and Winter Storm Uri (Entergy Texas)

As discussed in the Form 10-K, in August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to distribution and transmission infrastructure, and the loss of sales during the power outages. In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of certain system restoration costs, which were approved by the PUCT as eligible for securitization in December 2021. In November 2021 the parties filed an unopposed settlement agreement supporting the issuance of a financing order consistent with Entergy Texas’s application and with minor adjustments to certain upfront and ongoing costs to be incurred to facilitate the issuance and serving of system restoration bonds. In January 2022 the PUCT issued a financing order consistent with the unopposed settlement. As a result of the financing order, in first quarter 2022, Entergy Texas reclassified $153 million from utility plant to other regulatory assets.

In April 2022, Entergy Texas Restoration Funding II, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $290.85 million of senior secured system restoration bonds (securitization bonds). With the proceeds, Entergy Texas Restoration Funding II purchased from Entergy Texas the transition property, which is the right to recover from customers through a system restoration charge amounts sufficient to service the securitization bonds. Entergy Texas began cost recovery through the system restoration charge effective with the first billing cycle of May 2022 and the system restoration charge is expected to remain in place up to 15 years. See Note 4 to the financial statements herein for a discussion of the April 2022 issuance of the securitization bonds.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of planned construction and other capital investments by operating segment for 2022 through 2024. Following are updates to that discussion. While Entergy is still assessing the effect on its planned solar projects, a recently commenced investigation by the U.S. Department of Commerce into potential circumvention of duties and tariffs may result in increased duties or tariffs on imported solar panels and has created supply chain disruptions which will affect the ultimate timing and could increase the cost of completion of these projects.

West Memphis Solar Facility

As discussed in the Form 10-K, in October 2021 the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In April 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Entergy Arkansas views the progress of the outreach to potential tax equity

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
investors and the current status of the discussions as consistent with its expectations for the timeline for achieving a tax equity partnership. Closing had been expected to occur in 2023. The counter-party has notified Entergy Arkansas that it is seeking changes to certain terms of the build-own-transfer agreement, including both cost and schedule. Negotiations are ongoing, but at this time the project is not expected to achieve commercial operation in 2023.

Driver Solar Facility

In April 2022, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 250 MW Driver Solar Facility is in the public interest. The acquisition of Driver Solar will be contingent upon receiving all necessary regulatory and Board approvals. Entergy Arkansas requested a decision by the APSC by June 2022 and requested cost recovery through the formula rate plan rider. The APSC established a procedural schedule with a hearing scheduled in June 2022. The facility is expected to be in service by the end of 2024.

2021 Solar Certification and the Geaux Green Option

As discussed in the Form 10-K, in November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The LPSC has established a procedural schedule that is expected to result in an LPSC decision by the end of 2022. In March 2022 direct testimony from Walmart, the Louisiana Energy Users Group (LEUG) and the LPSC staff was filed. Each party recommended that the LPSC approve the resources proposed in Entergy Louisiana’s application, and the LPSC staff witness indicated that the process through which Entergy Louisiana solicited or obtained the proposals for the resources complies with applicable LPSC orders. LPSC staff and LEUG’s witnesses made recommendations to modify the proposed Rider GGO and Entergy Louisiana’s proposed rate relief. In April 2022, LPSC staff and LEUG filed cross-answering testimony concerning the other party’s proposed modifications to Rider GGO and the proposed rate recovery. Discovery concerning these parties’ testimonies is ongoing.

Sunflower Solar Facility

As discussed in the Form 10-K, in November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi. The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar Facility and its recovery through Entergy Mississippi’s interim capacity rate adjustment mechanism, subject to certain conditions including: (i) that Entergy Mississippi pursue a partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement, and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the level of recoverable costs. In April 2022, Entergy Mississippi confirmed mechanical completion of the Sunflower Solar Facility. The initial closing is targeted to occur in May 2022. In conjunction with closing, Entergy Mississippi is executing a partnership structure through which the partnership will acquire and own the Sunflower Solar Facility. Final payment of the purchase price will be made upon substantial completion of the facility, which is currently expected in third quarter 2022.

Orange County Advanced Power Station

As discussed in the Form 10-K, in September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined-cycle combustion turbine facility to be

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

located in Bridge City, Texas at an initially-estimated expected total cost of $1.2 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. In December 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2022 certain intervenors filed testimony opposing the hydrogen co-firing component of the proposed project and others filed opposing the project outright. Also in March 2022, PUCT staff filed testimony opposing the hydrogen co-firing component of the proposed project, but otherwise taking no specific position on the merits of the project. The PUCT staff also proposed that the PUCT establish a maximum amount that Entergy Texas may recover in rates attributable to the project. In April 2022, Entergy Texas filed rebuttal testimony addressing and rebutting these various arguments. Also in April 2022 the ALJs with the State Office of Administrative Hearings approved a continuance of the hearing on the merits from April 2022 to June 2022, providing Entergy Texas an opportunity to accelerate the determination and fixing of pricing for the Orange County Advanced Power Station prior to the hearing. A final order by the PUCT is expected in third or fourth quarter of 2022. Entergy Texas also is pursuing environmental permitting that is required prior to the commencement of construction. Subject to receipt of required regulatory approvals, permits, and other conditions, the facility is expected to be in service by May 2026.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its April 2022 meeting, the Board declared a dividend of $1.01 per share, which is the same quarterly dividend per share that Entergy has paid since the third quarter 2021.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
	(In Millions)
Cash and cash equivalents at beginning of period	$443	$1,759

Net cash provided by (used in):
Operating activities	538	(49)
Investing activities	(1,551)	(1,513)
Financing activities	1,272	1,546
Net increase (decrease) in cash and cash equivalents	259	(16)

Cash and cash equivalents at end of period	$702	$1,743

Operating Activities

Entergy’s operating activities provided $538 million of cash for the three months ended March 31, 2022 compared to using $49 million of cash for the three months ended March 31, 2021 primarily due to the following activity:

•higher collections from Utility customers;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
•decreased fuel costs, including costs related to Winter Storm Uri in 2021. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•a decrease of $84 million in pension contributions in 2022 as compared to the same period in 2021. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding; and
•an increase of $43 million in proceeds received from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

The above activity was partially offset by:

•an increase of approximately $128 million in storm spending primarily due to Hurricane Ida. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” in the Form 10-K for discussion of storm restoration efforts; and
•lower Entergy Wholesale Commodities revenues in 2022.

Investing Activities

Net cash flow used in investing activities increased $38 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to:

•an increase of $50 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2022;
•a decrease of $44 million in net receipts from storm reserve escrow accounts;
•an increase of $35 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•an increase of $27 million in information technology capital expenditures primarily due to increased spending on various technology projects in 2022.

The increase was partially offset by:

•a decrease of $92 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2022; and
•a decrease of $25 million in non-nuclear generation construction expenditures primarily due to higher spending in 2021 on the Montgomery County Power Station project.

Financing Activities

Net cash flow provided by financing activities decreased $274 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to long-term debt activity providing approximately $1,329 million of cash in 2022 compared to providing approximately $2,330 million of cash in 2021. The decrease was partially offset by an increase of $741 million in net issuances of commercial paper in 2022 compared to 2021. For details of Entergy’s commercial paper program and long-term debt, see Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K.

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

Market and Credit Risk Sensitive Instruments

Entergy Wholesale Commodities Portfolio

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At March 31, 2022, based on power prices at that time, Entergy had liquidity exposure of $26 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $8 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of March 31, 2022, Entergy would have been required to provide approximately $30 million of additional cash or letters of credit under some of the agreements. As of March 31, 2022, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by an insignificant amount for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of March 31, 2022, substantially all of the credit exposure associated with the planned energy output under contract for the Palisades plant through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	2022	2021
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,655,776	$2,538,420
Natural gas	72,361	58,168
Competitive businesses	149,788	248,250
TOTAL	2,877,925	2,844,838

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	666,938	501,167
Purchased power	269,626	379,734
Nuclear refueling outage expenses	43,002	43,739
Other operation and maintenance	678,812	706,786
Asset write-offs, impairments, and related charges	744	3,273
Decommissioning	62,048	98,642
Taxes other than income taxes	180,148	156,702
Depreciation and amortization	438,972	414,519
Other regulatory charges (credits) - net	(28,425)	32,279
TOTAL	2,311,865	2,336,841

OPERATING INCOME	566,060	507,997

OTHER INCOME
Allowance for equity funds used during construction	15,871	14,577
Interest and investment income (loss)	(21,918)	143,315
Miscellaneous - net	7,603	(60,929)
TOTAL	1,556	96,963

INTEREST EXPENSE
Interest expense	227,622	205,886
Allowance for borrowed funds used during construction	(6,096)	(6,013)
TOTAL	221,526	199,873

INCOME BEFORE INCOME TAXES	346,090	405,087

Income taxes	66,497	65,942

CONSOLIDATED NET INCOME	279,593	339,145

Preferred dividend requirements of subsidiaries and noncontrolling interest	3,193	4,580

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$276,400	$334,565

Earnings per average common share:
Basic	$1.36	$1.67
Diluted	$1.36	$1.66

Basic average number of common shares outstanding	202,943,628	200,525,549
Diluted average number of common shares outstanding	203,888,483	201,059,665

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	2022	2021

	(In Thousands)

Net Income	$279,593	$339,145

Other comprehensive loss
Cash flow hedges net unrealized gain (loss) (net of tax benefit of $— and $7,869)	24	(29,580)
Pension and other postretirement liabilities (net of tax expense of $2,542, and $6,314)	8,328	22,967
Net unrealized investment loss (net of tax benefit of $7,221 and $25,581)	(12,402)	(44,687)
Other comprehensive loss	(4,050)	(51,300)

Comprehensive Income	275,543	287,845
Preferred dividend requirements of subsidiaries and noncontrolling interest	3,193	4,580
Comprehensive Income Attributable to Entergy Corporation	$272,350	$283,265

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$279,593	$339,145
Adjustments to reconcile consolidated net income to net cash flow provided by (used in) operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	561,731	580,571
Deferred income taxes, investment tax credits, and non-current taxes accrued	70,780	240,431
Asset write-offs, impairments, and related charges	744	3,278
Changes in working capital:
Receivables	122,987	(52,690)
Fuel inventory	14,795	26,878
Accounts payable	(283,175)	(175,651)
Taxes accrued	(79,941)	(231,182)
Interest accrued	32,862	(3,778)
Deferred fuel costs	(58,932)	(353,099)
Other working capital accounts	(95,033)	(43,582)
Changes in provisions for estimated losses	8,206	(60,923)
Changes in other regulatory assets	(1,424,270)	89,910
Changes in other regulatory liabilities	(250,358)	(14,464)
Storm restoration costs approved for securitization recognized as regulatory asset	1,491,942	—
Changes in pension and other postretirement liabilities	(101,641)	(166,733)
Other	247,676	(227,676)
Net cash flow provided by (used in) operating activities	537,966	(49,565)

INVESTING ACTIVITIES
Construction/capital expenditures	(1,501,578)	(1,552,103)
Allowance for equity funds used during construction	15,871	14,577
Nuclear fuel purchases	(83,326)	(47,916)
Litigation proceeds from settlement agreement	9,829	—
Changes in securitization account	13,532	(1,304)
Payments to storm reserve escrow account	—	(10)
Receipts from storm reserve escrow account	—	44,205
Decrease (increase) in other investments	(11,862)	12,521
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	32,367	15,735
Proceeds from nuclear decommissioning trust fund sales	479,937	3,225,510
Investment in nuclear decommissioning trust funds	(505,989)	(3,224,487)
Net cash flow used in investing activities	(1,551,219)	(1,513,272)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,553,369	3,676,242
Treasury stock	9,629	979
Retirement of long-term debt	(1,224,091)	(1,346,172)
Changes in credit borrowings and commercial paper - net	141,634	(599,860)
Other	1,382	10,380
Dividends paid:
Common stock	(205,058)	(190,595)
Preferred stock	(4,580)	(4,580)
Net cash flow provided by financing activities	1,272,285	1,546,394

Net increase (decrease) in cash and cash equivalents	259,032	(16,443)

Cash and cash equivalents at beginning of period	442,559	1,759,099

Cash and cash equivalents at end of period	$701,591	$1,742,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$186,269	$202,451
Income taxes	($11,505)	$9,015

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$76,146	$44,944
Temporary cash investments	625,445	397,615
Total cash and cash equivalents	701,591	442,559
Accounts receivable:
Customer	668,620	786,866
Allowance for doubtful accounts	(31,486)	(68,608)
Other	171,858	231,843
Accrued unbilled revenues	406,010	420,255
Total accounts receivable	1,215,002	1,370,356
Deferred fuel costs	375,670	324,394
Fuel inventory - at average cost	139,780	154,575
Materials and supplies - at average cost	1,066,535	1,041,515
Deferred nuclear refueling outage costs	125,192	133,422
Prepayments and other	215,231	156,774
TOTAL	3,839,001	3,623,595

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	5,210,130	5,514,016
Non-utility property - at cost (less accumulated depreciation)	357,092	357,576
Other	159,728	159,455
TOTAL	5,726,950	6,031,047

PROPERTY, PLANT, AND EQUIPMENT
Electric	63,405,911	64,263,250
Natural gas	666,646	658,989
Construction work in progress	1,556,651	1,511,966
Nuclear fuel	547,706	577,006
TOTAL PROPERTY, PLANT, AND EQUIPMENT	66,176,914	67,011,211
Less - accumulated depreciation and amortization	24,982,767	24,767,051
PROPERTY, PLANT, AND EQUIPMENT - NET	41,194,147	42,244,160

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $34,145 as of March 31, 2022 and $49,579 as of December 31, 2021)	8,037,526	6,613,256
Deferred fuel costs	241,002	240,953
Goodwill	377,172	377,172
Accumulated deferred income taxes	58,388	54,186
Other	359,340	269,873
TOTAL	9,073,428	7,555,440

TOTAL ASSETS	$59,833,526	$59,454,242

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,039,335	$1,039,329
Notes payable and commercial paper	1,342,811	1,201,177
Accounts payable	1,741,052	2,610,132
Customer deposits	402,600	395,184
Taxes accrued	339,887	419,828
Interest accrued	224,013	191,151
Deferred fuel costs	—	7,607
Pension and other postretirement liabilities	60,249	68,336
Current portion of unprotected excess accumulated deferred income taxes	35,241	53,385
Other	177,997	204,613
TOTAL	5,363,185	6,190,742

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,796,208	4,706,797
Accumulated deferred investment tax credits	209,921	211,975
Regulatory liability for income taxes-net	1,233,417	1,255,692
Other regulatory liabilities	2,433,906	2,643,845
Decommissioning and asset retirement cost liabilities	4,816,524	4,757,084
Accumulated provisions	165,328	157,122
Pension and other postretirement liabilities	1,855,771	1,949,325
Long-term debt (includes securitization bonds of $54,674 as of March 31, 2022 and $83,639 as of December 31, 2021)	26,176,449	24,841,572
Other	786,581	815,284
TOTAL	42,474,105	41,338,696

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2022 and 2021; issued shares in 2022 and 2021 - none	—	—
Common stock, $.01 par value, authorized 499,000,000 shares in 2022 and 2021; issued 271,965,510 shares in 2022 and 2021	2,720	2,720
Paid-in capital	6,735,154	6,766,239
Retained earnings	10,311,894	10,240,552
Accumulated other comprehensive loss	(336,578)	(332,528)
Less - treasury stock, at cost (68,808,788 shares in 2022 and 69,312,326 shares in 2021)	5,003,087	5,039,699
Total common shareholders' equity	11,710,103	11,637,284
Subsidiaries' preferred stock without sinking fund and noncontrolling interest	66,723	68,110
TOTAL	11,776,826	11,705,394

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,833,526	$59,454,242

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

Common Shareholders’ Equity
Subsidiaries’ Preferred Stock and Noncontrolling Interest	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In Thousands)

Balance at December 31, 2020	$35,000	$2,700	($5,074,456)	$6,549,923	$9,897,182	($449,207)	$10,961,142

Consolidated net income (a)	4,580	—	—	—	334,565	—	339,145
Other comprehensive loss	—	—	—	—	—	(51,300)	(51,300)
Common stock issuances related to stock plans	—	—	28,235	(29,871)	—	—	(1,636)
Common stock dividends declared	—	—	—	—	(190,595)	—	(190,595)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2021	$35,000	$2,700	($5,046,221)	$6,520,052	$10,041,152	($500,507)	$11,052,176

Balance at December 31, 2021	$68,110	$2,720	($5,039,699)	$6,766,239	$10,240,552	($332,528)	$11,705,394

Consolidated net income (a)	3,193	—	—	—	276,400	—	279,593
Other comprehensive loss	—	—	—	—	—	(4,050)	(4,050)
Common stock issuances related to stock plans	—	—	36,612	(31,085)	—	—	5,527
Common stock dividends declared	—	—	—	—	(205,058)	—	(205,058)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2022	$66,723	$2,720	($5,003,087)	$6,735,154	$10,311,894	($336,578)	$11,776,826

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2022 and first quarter 2021 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory authorities, and governmental agencies in the ordinary course of business.  While management is unable to predict with certainty the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy’s results of operations, cash flows, or financial condition, except as otherwise discussed in the Form 10-K or in this report.  Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein.

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

In October 2021 the U.S. Court of Federal Claims issued a final judgment in the amount of $83 million in favor of Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear Indian Point 3, LLC against the DOE in the Indian Point Unit 2 third round and Unit 3 second round combined damages case. Entergy received payment from the U.S. Treasury in January 2022. The effect of recording the judgment was a reduction to asset write-offs, impairments, and related charges. The damages awarded included $32 million related to costs previously recorded as plant, $47 million related to costs previously recorded as other operation and maintenance expenses, and $4 million related to costs previously recorded as taxes other than income taxes.

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

Grand Gulf - Related Agreements

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

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2022, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase from $0.00959 per kWh to $0.01785 per kWh. The primary reason for the rate increase is a large under-recovery balance as a result of higher natural gas prices in 2021, particularly in the fourth quarter 2021. At the request of the APSC general staff, Entergy Arkansas deferred its request for recovery of $32 million from the under-recovery related to the 2021 February winter storms until the 2023 energy cost rate redetermination, unless a request for an interim adjustment to the energy cost recovery rider is necessary. This resulted in a redetermined rate of $0.016390 per kWh, which became effective with the first billing cycle in April 2022 through the normal operation of the tariff.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

COVID-19 Orders

See the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. As of March 31, 2022, Entergy Arkansas had a regulatory asset of $34.4 million for costs associated with the COVID-19 pandemic.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Filings with the LPSC (Entergy Louisiana)

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of March 31, 2022, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

Filings with the MPSC (Entergy Mississippi)

2022 Formula Rate Plan Filing

In March 2022, Entergy Mississippi submitted its formula rate plan 2022 test year filing and 2021 look-back filing showing Entergy Mississippi’s earned return for the historical 2021 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2022 calendar year to be below the formula rate plan bandwidth. The 2022 test year filing shows a $69 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.70% return on rate base, within the formula rate plan bandwidth. The change in formula rate plan revenues, however, is capped at 4% of retail revenues, which equates to a revenue change of $48.6 million. The 2021 look-back filing compares actual 2021 results to the approved benchmark return on rate base and reflects the need for a $34.5 million interim increase in formula rate plan revenues. In fourth quarter 2021, Entergy Mississippi recorded a regulatory asset of $19 million to reflect the then-current estimate in connection with the look-back feature of the formula rate plan. In accordance with the provisions of the formula rate plan, Entergy Mississippi implemented a $24.3 million interim rate increase, reflecting a cap equal to 2% of 2021 retail revenues, effective in April 2022, subject to refund, pending a final MPSC order. A final order is expected in the second quarter 2022, with the resulting final rates, including amounts above the 2% cap of 2021 retail revenues, effective July 2022.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. As of March 31, 2022, Entergy Mississippi had a regulatory asset of $14.1 million for costs associated with the COVID-19 pandemic.

Filings with the City Council (Entergy New Orleans)

2022 Formula Rate Plan Filing

In April 2022, Entergy New Orleans submitted to the City Council its formula rate plan 2021 test year filing. The 2021 test year evaluation report produced an earned return on equity of 6.88% compared to the authorized return on equity of 9.35%. Entergy New Orleans seeks approval of a $40.2 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula results in an increase in authorized electric revenues of $32.3 million and an increase in authorized gas revenues of $3.2 million. Entergy New Orleans also seeks to commence collecting $4.7 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. The filing is subject to review by the City Council and other parties over a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. Resulting rates will be effective with the first billing cycle of September 2022 pursuant to the formula rate plan

Entergy Corporation and Subsidiaries
Notes to Financial Statements
tariff. For any disputed rate adjustments, however, the City Council would set a procedural schedule that would extend the process for City Council approval of disputed rate adjustments.

COVID-19 Orders

As discussed in the Form 10-K, in May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. As of March 31, 2022, Entergy New Orleans had a regulatory asset of $14.5 million for costs associated with the COVID-19 pandemic.

Filings with the PUCT and Texas Cities (Entergy Texas)

Distribution Cost Recovery Factor (DCRF) Rider

As discussed in the Form 10-K, in August 2021, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $40.2 million annually, or $13.9 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between September 1, 2020 and June 30, 2021. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in December 2021. In December 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding, including a motion for interim rates to take effect for usage on and after January 24, 2022. Also, in December 2021, the ALJ with the State Office of Administrative Hearings issued an order granting the motion for interim rates, which went into effect in January 2022, admitting evidence, and remanding the proceeding to the PUCT to consider the settlement. In March 2022 the PUCT issued an order approving the settlement.

Generation Cost Recovery Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its generation capital investment in the Montgomery County Power Station through August 31, 2020, which was approved by the PUCT on an interim basis in January 2021. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include its generation capital investment in Montgomery County Power Station after August 31, 2020 and an unopposed settlement agreement filed on behalf of the parties by Entergy Texas in October 2021 was approved by the PUCT in January 2022. In February 2022, Entergy Texas filed a relate-back rider to collect over five months an additional approximately $5 million, which is the difference between the interim revenue requirement approved in January 2021 and the revenue requirement approved in January 2022 that reflects Entergy Texas’s full generation capital investment and ownership in Montgomery County Power Station on January 1, 2021, plus carrying costs from January 2021 through January 2022 when the updated revenue requirement took effect. In April 2022, Entergy Texas and PUCT staff filed a joint proposed order that supports approval of Entergy Texas’s as-filed request.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in April 2022. In January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. In March 2022, Entergy Texas filed on

Entergy Corporation and Subsidiaries
Notes to Financial Statements
behalf of the parties an unopposed motion, which motion was granted by the ALJ with the State Office of Administrative Hearings, to abate the procedural schedule indicating that the parties had reached an agreement in principle. In April 2022, Entergy Texas filed on behalf of the parties a unanimous settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million, which is $4.5 million in incremental annual revenue above the $88.3 million approved in January 2022, related to Entergy Texas’s actual investment in the acquisition of the Hardin County Peaking Facility.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings, the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. As of March 31, 2022, Entergy Texas had a regulatory asset of $10.4 million for costs associated with the COVID-19 pandemic.

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of the opportunity sales payments made to the other Utility operating companies. In October 2020 the APSC filed a motion to dismiss Entergy Arkansas’s complaint. In March 2022 the court denied the APSC’s motion to dismiss and, in April 2022, issued a scheduling order including a trial date in February 2023.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy. The following are updates to that discussion.

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $61 million, which includes interest through March 31, 2022, and the estimated resulting annual rate reduction would be approximately $50 million. The estimated refund will continue to accrue interest until a final FERC decision is issued. Based on the course of the proceeding to date, System Energy has recorded a provision of $38 million, including interest, as of March 31, 2022.

The ALJ initial decision is an interim step in the FERC litigation process, and an ALJ’s determinations made in an initial decision are not controlling on the FERC. In April 2021, System Energy filed its brief on

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through March 31, 2022, is approximately $422 million, plus interest, which is approximately $135 million through March 31, 2022. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through March 31, 2022.

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

Unit Power Sales Agreement Complaint

The first of the additional complaints was filed by the LPSC, the APSC, the MPSC and the City Council in September 2020. The first complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in

Entergy Corporation and Subsidiaries
Notes to Financial Statements
abeyance pending the FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above. System Energy agreed that the hearing should be held in abeyance but sought rehearing of the FERC’s decision as related to matters set for hearing that were beyond the scope of the FERC’s jurisdiction or authority. The complainants sought rehearing of the FERC’s decision to hold the hearing in abeyance and filed a motion to proceed, which motion System Energy subsequently opposed. In June 2021, System Energy’s request for rehearing was denied by operation of law, and System Energy filed an appeal of the FERC’s orders in the Court of Appeals for the Fifth Circuit. The appeal was initially stayed for a period of 90 days, but the stay expired. In November 2021 the Fifth Circuit dismissed the appeal as premature.

In November 2021 the LPSC, APSC, and City Council filed direct testimony and requested the FERC to order refunds for prior periods and prospective amendments to the Unit Power Sales Agreement. The LPSC’s refund claims include, among other things, allegations that: (1) System Energy should not have included certain sale-leaseback transaction costs in prepayments; (2) System Energy should have credited rate base to reflect the time value of money associated with the advance collection of lease payments; (3) System Energy incorrectly included refueling outage costs that were recorded in account 174 in rate base; and (4) System Energy should have excluded several accumulated deferred income tax balances in account 190 from rate base. The LPSC is also seeking a retroactive adjustment to retained earnings and capital structure in conjunction with the implementation of its proposed refunds. In addition, the LPSC seeks amendments to the Unit Power Sales Agreement going forward to address below-the-line costs, incentive compensation, the working capital allowance, litigation expenses, and the 2019 termination of the capital funds agreement. The APSC argues that: (1) System Energy should have included borrowings from the Entergy System money pool in its determination of short-term debt in its cost of capital; and (2) System Energy should credit customers with System Energy’s allocation of earnings on money pool investments. The City Council alleges that System Energy has maintained excess cash on hand in the money pool and that retention of excess cash was imprudent. Based on this allegation, the City Council’s witness recommends a refund of approximately $98.8 million for the period 2004-September 2021 or other alternative relief. The City Council further recommends that the FERC impose a hypothetical equity ratio such as 48.15% equity to capital on a prospective basis.

In January 2022, System Energy filed answering testimony arguing that the FERC should not order refunds for prior periods or any prospective amendments to the Unit Power Sales Agreement. In response to the LPSC’s refund claims, System Energy argues, among other things, that (1) the inclusion of sale-leaseback transaction costs in prepayments was correct; (2) the filed rate doctrine bars the request for a retroactive credit to rate base for the time value of money associated with the advance collection of lease payments; (3) an accounting misclassification for deferred refueling outage costs has been corrected, caused no harm to customers, and requires no refunds; and (4) its accounting and ratemaking treatment of specified accumulated deferred income tax balances in account 190 has been correct. System Energy further responds that no retroactive adjustment to retained earnings or capital structure should be ordered because there is no general policy requiring such a remedy and there was no showing that the retained earnings element of the capital structure was incorrectly implemented. Further, System Energy presented evidence that all of the costs that are being challenged were long known to the retail regulators and were approved by them for inclusion in retail rates, and the attempt to retroactively challenge these costs, some of which have been included in rates for decades, is unjust and unreasonable. In response to the LPSC’s proposed going-forward adjustments, System Energy presents evidence to show that none of the proposed adjustments are needed. On the issue of below-the-line expenses, during discovery procedures, System Energy identified a historical allocation error in certain months and agreed to provide a bill credit to customers to correct the error. In response to the APSC’s claims, System Energy argues that the Unit Power Sales Agreement does not include System Energy’s borrowings from the Entergy System money pool or earnings on deposits to the Entergy System money pool in the determination of the cost of capital; and accordingly, no refunds are appropriate on those issues. In response to the City Council’s claims, System Energy argues that it has reasonably managed its cash and that the City Council’s theory of cash management is defective because it fails to adequately consider the relevant cash needs of System Energy and it makes faulty presumptions about the operation of the Entergy System money pool. System Energy further points out that the issue of its capital structure is already subject to pending FERC litigation.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In March 2022 the FERC trial staff filed direct and answering testimony in response to the LPSC, APSC, and City Council’s direct testimony. In its testimony, the FERC trial staff recommends refunds for two primary reasons: (1) it concluded that System Energy should have excluded specified accumulated deferred income tax balances in account 190 associated with rate refunds; and (2) it concluded that System Energy should have excluded specified accumulated deferred income tax balances in account 190 associated with a deemed contract satisfaction and reissuance that occurred in 2005. The FERC trial staff recommends refunds of $84.1 million, exclusive of any tax gross-up or FERC interest. In addition, the FERC trial staff recommends the following prospective modifications to the Unit Power Sales Agreement: (1) inclusion of a rate base credit to recognize the time value of money associated with the advance collection of lease payments; (2) exclusion of executive incentive compensation costs for members of the Office of the Chief Executive and long-term performance unit costs where awards are based solely or primarily on financial metrics; and (3) exclusion of unvested, accrued amounts for stock options, performance units, and restricted stock awards. With respect to issues that ultimately concern the reasonableness of System Energy’s rate of return, the FERC trial staff states that it is unnecessary to consider such issues in this proceeding, in light of the pending case concerning System Energy’s return on equity and capital structure. On all other material issues raised by the LPSC, APSC, and City Council, the FERC trial staff recommends either no refunds or no modification to the Unit Power Sales Agreement.

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2020 Calendar Year Bills

System Energy’s Unit Power Sales Agreement includes formula rate protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In February 2022, pursuant to the protocols procedures, the LPSC, the APSC, the MPSC, the City Council, and the Mississippi Public Utilities Staff filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2020. The formal challenge alleges: (1) that it was imprudent for System Energy to accept the IRS’s partial acceptance of a previously uncertain tax position; (2) that System Energy should have delayed recording the result of the IRS’s partial acceptance of the previously uncertain tax position until after internal tax allocation payments were made; (3) that the equity ratio charged in rates was excessive; (4) that sale-leaseback rental payments should have been excluded from rates; and (5) that all issues in the ongoing Unit Power Sales Agreement Complaint proceeding should also be reflected in calendar year 2020 bills. While System Energy disagrees that any refunds are owed for the 2020 calendar year bills, the formal challenge estimates that the financial impact of the first through fourth allegations is approximately $53 million; it does not provide an estimate of the financial impact of the fifth allegation.

In March 2022, System Energy filed an answer to the formal challenge in which it requested that the FERC deny the formal challenge as a matter of law, or else hold the proceeding in abeyance pending the resolution of related dockets.

Storm Cost Recovery Filings with Retail Regulators

See Note 2 to the financial statements in the Form 10-K for discussion regarding storm cost recovery filings. The following are updates to that discussion.

Entergy Louisiana

Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida

As discussed in the Form 10-K, in August 2020 and October 2020, Hurricane Laura, Hurricane Delta, and Hurricane Zeta caused significant damage to portions of Entergy Louisiana’s service area. The storms resulted in widespread outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the outages. Additionally, as a result of Hurricane Laura’s extensive damage to the grid infrastructure serving the impacted area, large portions of the underlying transmission system required nearly a complete rebuild. In February 2021 two winter storms (collectively, Winter Storm Uri) brought freezing rain and ice to Louisiana. Ice

Entergy Corporation and Subsidiaries
Notes to Financial Statements
accumulation sagged or downed trees, limbs and power lines, causing damage to Entergy Louisiana’s transmission and distribution systems. The additional weight of ice caused trees and limbs to fall into power lines and other electric equipment. When the ice melted, it affected vegetation and electrical equipment, causing additional outages.

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by these storms were estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana was seeking an LPSC determination that $2.11 billion was prudently incurred and, therefore, was eligible for recovery from customers. Additionally, Entergy Louisiana was requesting that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million was appropriate. In July 2021, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021.

In August 2021, Hurricane Ida caused extensive damage to Entergy Louisiana’s distribution and, to a lesser extent, transmission systems resulting in widespread power outages. In September 2021, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments in connection with the issuance of approximately $1 billion of shorter-term mortgage bonds to provide interim financing for restoration costs associated with Hurricane Ida, which bonds were issued in October 2021. Also in September 2021, Entergy Louisiana sought approval for the creation and funding of a $1 billion restricted escrow account for Hurricane Ida restoration costs, subject to a subsequent prudence review.

After filing of testimony by LPSC staff and intervenors, which generally supported or did not oppose Entergy Louisiana’s requests in regard to Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida, the parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in February 2022. The settlement agreement contained the following key terms: $2.1 billion of restoration costs from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $51 million were recoverable; a $290 million cash storm reserve should be re-established; a $1 billion reserve should be established to partially pay for Hurricane Ida restoration costs; and Entergy Louisiana was authorized to finance $3.186 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. The LPSC issued an order approving the settlement in March 2022. As a result of the financing order, in first quarter 2022, Entergy Louisiana reclassified $1.339 billion from utility plant to other regulatory assets. The securitization process is expected to be completed in second quarter 2022.

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida currently are estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs through December 2022, Entergy Louisiana is seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, is eligible for recovery from customers. As part of this filing, Entergy Louisiana also is seeking an LPSC determination that an additional $32 million in restoration costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount is exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana is requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, is eligible for recovery from customers. As discussed above, in March 2022 the LPSC approved financing of a $1 billion storm escrow that can be withdrawn to finance costs associated with Hurricane Ida restoration. Entergy Louisiana expects to supplement the April 2022 application with a request that the LPSC authorize Entergy Louisiana to finance the remaining storm restoration costs included in the April 2022 application,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
currently expected to be through the securitization process authorized by Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021.

Entergy Texas

Hurricane Laura, Hurricane Delta, and Winter Storm Uri

As discussed in the Form 10-K, in August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to distribution and transmission infrastructure, and the loss of sales during the power outages. In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of certain system restoration costs, which were approved by the PUCT as eligible for securitization in December 2021. In November 2021 the parties filed an unopposed settlement agreement supporting the issuance of a financing order consistent with Entergy Texas’s application and with minor adjustments to certain upfront and ongoing costs to be incurred to facilitate the issuance and serving of system restoration bonds. In January 2022 the PUCT issued a financing order consistent with the unopposed settlement. As a result of the financing order, in first quarter 2022, Entergy Texas reclassified $153 million from utility plant to other regulatory assets.

In April 2022, Entergy Texas Restoration Funding II, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $290.85 million of senior secured system restoration bonds (securitization bonds). With the proceeds, Entergy Texas Restoration Funding II purchased from Entergy Texas the transition property, which is the right to recover from customers through a system restoration charge amounts sufficient to service the securitization bonds. Entergy Texas began cost recovery through the system restoration charge effective with the first billing cycle of May 2022 and the system restoration charge is expected to remain in place up to 15 years. See Note 4 to the financial statements herein for a discussion of the April 2022 issuance of the securitization bonds.

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended March 31,
	2022			2021
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$276.4	202.9	$1.36	$334.6	200.5	$1.67
Average dilutive effect of:
Stock options		0.5	—		0.4	(0.01)
Other equity plans		0.4	—		0.2	—
Equity forwards		0.1	—		—	—
Diluted earnings per share	$276.4	203.9	$1.36	$334.6	201.1	$1.66

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.9 million for the three months ended March 31, 2022 and approximately 1 million for the three months ended March 31, 2021.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $1.01 for the three months ended March 31, 2022 and $0.95 for the three months ended March 31, 2021.

Equity Distribution Program

In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may enter into forward sale agreements for the sale of its common stock. The aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement may not exceed an aggregate gross sales price of $1 billion, of which an aggregate gross sales price of approximately $633 million has been sold through March 31, 2022. See Note 7 to the financial statements in the Form 10-K for discussion of the common stock issued and unsettled forward sale agreements entered into during 2021. For the three months ended March 31, 2022, there were no shares of common stock issued under the at the market equity distribution program.

In March 2022, Entergy entered into a forward sale agreement for 1,538,010 shares of common stock. No amounts have or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreement occur. The forward sale agreement requires Entergy to, at its election prior to September 29, 2023, either (i) physically settle the transactions by issuing the total of 1,538,010 shares of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially approximately $108.14 per share) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreement. In connection with the forward sale agreement, the forward seller, or its affiliates, borrowed from third parties and sold 1,538,010 shares of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $168 million. In connection with the sale of these shares, Entergy paid the forward sellers fees of approximately $1.7 million, which have not been deducted from the gross sales price. Entergy did not receive any proceeds from such sales of borrowed shares.

Until settlement of the forward sale agreement, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. For the three months ended March 31, 2022, 1,775,251 shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

Treasury Stock

During the three months ended March 31, 2022, Entergy Corporation issued 503,538 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Retained Earnings

On April 11, 2022, Entergy Corporation’s Board of Directors declared a common stock dividend of $1.01 per share, payable on June 1, 2022 to holders of record as of May 5, 2022.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2022 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2022	($1,035)	($338,647)	$7,154	($332,528)

Other comprehensive income (loss) before reclassifications	(14)	—	(15,875)	(15,889)
Amounts reclassified from accumulated other comprehensive income (loss)	38	8,328	3,473	11,839
Net other comprehensive income (loss) for the period	24	8,328	(12,402)	(4,050)

Ending balance, March 31, 2022	($1,011)	($330,319)	($5,248)	($336,578)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended March 31, 2022 and 2021:

	Pension and Other Postretirement Liabilities
	2022	2021
	(In Thousands)
Beginning balance, January 1,	$8,278	$4,327

Amounts reclassified from accumulated other comprehensive income (loss)	(613)	(407)
Net other comprehensive income (loss) for the period	(613)	(407)

Ending balance, March 31,	$7,665	$3,920

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended March 31, 2022 and 2021 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2022	2021
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$—	$39,367	Competitive business operating revenues
Interest rate swaps	(48)	(48)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(48)	39,319
Income taxes	10	(8,257)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($38)	$31,062

Pension and other postretirement liabilities
Amortization of prior-service credit	$3,837	$5,248	(a)
Amortization of loss	(13,925)	(34,529)	(a)
Settlement loss	(782)	—	(a)
Total amortization	(10,870)	(29,281)
Income taxes	2,542	6,314	Income taxes
Total amortization (net of tax)	($8,328)	($22,967)

Net unrealized investment gain (loss)
Realized gain (loss)	($5,495)	($972)	Interest and investment income
Income taxes	2,022	358	Income taxes
Total realized investment gain (loss) (net of tax)	($3,473)	($614)

Total reclassifications for the period (net of tax)	($11,839)	$7,481

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended March 31, 2022 and 2021 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2022	2021
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,158	$1,230	(a)
Amortization of loss	(319)	(679)	(a)
Total amortization	839	551
Income taxes	(226)	(144)	Income taxes
Total amortization (net of tax)	613	407

Total reclassifications for the period (net of tax)	$613	$407

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2026.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2022 was 1.81% on the drawn portion of the facility.  As of March 31, 2022, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$150	$3	$3,347

Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  Entergy is in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility’s maturity date may occur.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of March 31, 2022, Entergy Corporation had $1.343 billion of commercial paper outstanding.  The weighted-average interest rate for the three months ended March 31, 2022 was 0.48%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2022 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2022	Letters of Credit Outstanding as of March 31, 2022
Entergy Arkansas	April 2022 (e)	$25 million (b)	3.00%	$—	$—
Entergy Arkansas	June 2026	$150 million (c)	1.58%	$—	$—
Entergy Louisiana	June 2026	$350 million (c)	1.71%	$—	$—
Entergy Mississippi	April 2022 (f)	$37.5 million (d)	1.96%	$—	$—
Entergy Mississippi	April 2022 (f)	$35 million (d)	1.96%	$—	$—
Entergy Mississippi	April 2022 (f)	$10 million (d)	1.96%	$—	$—
Entergy New Orleans	June 2024	$25 million (c)	2.08%	$—	$—
Entergy Texas	June 2026	$150 million (c)	1.71%	$—	$1.3 million

(a)The interest rate is the estimated interest rate as of March 31, 2022 that would have been applied to outstanding borrowings under the facility.
(b)Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.
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
(e)In April 2022, Entergy Arkansas extended the expiration of the credit facility to July 2022.
(f)In April 2022, Entergy Mississippi renewed its three existing short-term credit facilities, increased the aggregate amount available under the facilities to $95 million, and extended the expiration date of each credit facility to April 2023. Also in April 2022, Entergy Mississippi entered into a long-term credit facility in the amount of $150 million with an expiration date of July 2024. The interest rates for these facilities will be based on the Secured Overnight Financing Rate.

The commitment fees on the credit facilities range from 0.075% to 0.375% of the undrawn commitment amount for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas, and of the entire facility amount for Entergy New Orleans. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into an uncommitted standby letter of credit facility as a means to post collateral to support its

Entergy Corporation and Subsidiaries
Notes to Financial Statements
obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of March 31, 2022:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of March 31, 2022 (a) (b)
Entergy Arkansas	$25 million	0.78%	$7.5 million
Entergy Louisiana	$125 million	0.78%	$11.0 million
Entergy Mississippi	$65 million	0.78%	$2.3 million
Entergy New Orleans	$15 million	1.00%	$1.0 million
Entergy Texas	$80 million	0.875%	$79.6 million

(a)As of March 31, 2022, letters of credit posted with MISO covered financial transmission right exposure of $0.3 million for Entergy Arkansas and $0.4 million for Entergy Mississippi. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of March 31, 2022, in addition to the $2.3 million MISO letter of credit, Entergy Mississippi has $1 million of non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized short-term borrowing limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through October 2023. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following were the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2022 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$22
Entergy New Orleans	$150	$—
Entergy Texas	$200	$171
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2022. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of March 31, 2022, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the three months ended March 31, 2022 was 1.72% on the drawn portion of the facility. See Note 14 to the financial statements in the Form 10-K for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of March 31, 2022:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2022
		(Dollars in Millions)
Entergy Arkansas VIE	June 2024	$80	1.10%	$—
Entergy Louisiana River Bend VIE	June 2024	$105	1.14%	$30.8
Entergy Louisiana Waterford VIE	June 2024	$105	1.15%	$82.1
System Energy VIE	June 2024	$120	1.17%	$100

(a)Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

The commitment fees on the credit facilities are 0.100% of the undrawn commitment amount for the Entergy Arkansas, Entergy Louisiana, and System Energy VIEs.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio, as defined, of 70% or less of its total capitalization. Each lessee is in compliance with this covenant.

The nuclear fuel company variable interest entities had notes payable that were included in debt on the respective balance sheets as of March 31, 2022 as follows:

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

Entergy Arkansas, Entergy Louisiana, and System Energy each has obtained financing authorization from the FERC that extends through October 2023 for issuances by its nuclear fuel company variable interest entities.

Debt Issuances

(Entergy Arkansas)

In March 2022, Entergy Arkansas issued $200 million of 4.20% Series mortgage bonds due April 2049. Entergy Arkansas expects to use the proceeds for general corporate purposes, including the repayment of borrowings from the Entergy System money pool.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(Entergy Louisiana)

In December 2021, Entergy Louisiana entered into a term loan credit agreement providing a $1.2 billion unsecured term loan due June 2023. The term loan bears interest at a variable interest rate based on an adjusted term Secured Overnight Financing Rate plus the applicable margin. The weighted average interest rate for the three months ended March 31, 2022 was 0.976%. Entergy Louisiana received the funds in January 2022 and used the proceeds for general corporate purposes, including storm restoration costs related to Hurricane Ida.

Entergy Texas Securitization Bonds

In January 2022, the PUCT authorized the issuance of securitization bonds to recover $242.9 million of Entergy Texas’ Hurricanes Laura and Delta and Winter Storm Uri restoration costs, plus carrying costs, plus $13.3 million relating to a system restoration regulatory asset, plus up-front qualified costs. In April 2022, Entergy Texas Restoration Funding II, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $290.85 million of senior secured restoration bonds (securitization bonds), as follows:

Amount
(In Thousands)
Senior Secured Restoration Bonds:
Tranche A-1 (3.051%) due December 2028	$100,000
Tranche A-2 (3.697%) due December 2036	190,850
Total senior secured restoration bonds	$290,850

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding II expects to make principal payments on the securitization bonds over the next five years in the amounts of $12.3 million for 2022, $17.8 million for 2023, $18.3 million for 2024, $18.8 million for 2025, and $19.4 million for 2026. All of the expected principal payments for 2022-2026 are for Tranche A-1.

With the proceeds, Entergy Texas Restoration Funding II purchased from Entergy Texas the transition property, which is the right to recover from customers through a system restoration charge amounts sufficient to service the securitization bonds. Entergy Texas expects to use the proceeds to reduce its outstanding debt. The creditors of Entergy Texas do not have recourse to the assets or revenues of Entergy Texas Restoration Funding II, including the transition property, and the creditors of Entergy Texas Restoration Funding II do not have recourse to the assets or revenues of Entergy Texas. Entergy Texas has no payment obligations to Entergy Texas Restoration Funding II except to remit system restoration charge collections.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2022 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$27,215,784	$26,731,277
Entergy Arkansas	$4,163,602	$4,101,516
Entergy Louisiana	$12,022,131	$11,959,123
Entergy Mississippi	$2,180,197	$2,152,275
Entergy New Orleans	$788,501	$775,566
Entergy Texas	$2,325,371	$2,254,487
System Energy	$805,353	$769,552

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2021 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$25,880,901	$27,061,171
Entergy Arkansas	$3,958,862	$4,176,577
Entergy Louisiana	$10,914,346	$11,492,650
Entergy Mississippi	$2,179,989	$2,346,230
Entergy New Orleans	$788,165	$765,538
Entergy Texas	$2,354,148	$2,483,995
System Energy	$741,296	$743,040

(a)Fair values were classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

Entergy granted options on 444,028 shares of its common stock under the 2019 Omnibus Incentive Plan during the first quarter 2022 with a fair value of $16.25 per option.  As of March 31, 2022, there were options on 3,128,304 shares of common stock outstanding with a weighted-average exercise price of $94.35.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference

Entergy Corporation and Subsidiaries
Notes to Financial Statements
between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2022.  The aggregate intrinsic value of the stock options outstanding as of March 31, 2022 was $77.6 million.

The following table includes financial information for outstanding stock options for the three months ended March 31, 2022 and 2021:

	2022	2021
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.1	$1.0
Tax benefit recognized in Entergy’s consolidated net income	$0.3	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.4	$0.4

Other Equity Awards

In January 2022 the Board approved and Entergy granted 328,849 restricted stock awards and 170,966 long-term incentive awards under the 2019 Omnibus Incentive Plan.  The restricted stock awards were made effective on January 27, 2022 and were valued at $109.59 per share, which was the closing price of Entergy’s common stock on that date.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the three-year vesting period. One-third of the restricted stock awards and accrued dividends will vest upon each anniversary of the grant date.

In addition, long-term incentive awards were also granted in the form of performance units that represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned. To emphasize the importance of strong cash generation for the long-term health of its business, a credit measure – adjusted funds from operations/debt ratio – was selected for the 2022-2024 performance period. Performance will be measured based eighty percent on relative total shareholder return and twenty percent on the credit measure.  The performance units were granted on January 27, 2022 and eighty percent were valued at $138.99 per share based on various factors, primarily market conditions; and twenty percent were valued at $109.59 per share, the closing price of Entergy’s common stock on that date.  Performance units have the same dividend rights as shares of Entergy common stock and are considered issued and outstanding shares of Entergy upon vesting. Performance units are expensed ratably over the three-year vesting period and compensation cost for the portion of the award based on cumulative adjusted earnings per share will be adjusted based on the number of units that ultimately vest. See Note 12 to the financial statements in the Form 10-K for a description of the Long-Term Performance Unit Program.

The following table includes financial information for other outstanding equity awards for the three months ended March 31, 2022 and 2021:

	2022	2021
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$11.4	$10.8
Tax benefit recognized in Entergy’s consolidated net income	$2.9	$2.7
Compensation cost capitalized as part of fixed assets and materials and supplies	$4.4	$4.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension costs, including amounts capitalized, for the first quarters of 2022 and 2021, included the following components:

	2022	2021
	(In Thousands)
Service cost - benefits earned during the period	$37,660	$45,241
Interest cost on projected benefit obligation	51,119	46,099
Expected return on assets	(103,607)	(105,713)
Amortization of net loss	60,579	104,392
Net pension costs	$45,751	$90,019

The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their employees for the first quarters of 2022 and 2021, included the following components:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,858	$9,137	$2,130	$752	$1,632	$2,045
Interest cost on projected benefit obligation	9,317	10,499	2,678	1,139	2,175	2,338
Expected return on assets	(19,247)	(21,133)	(5,203)	(2,515)	(4,937)	(4,623)
Amortization of net loss	13,426	12,597	3,810	1,368	2,555	3,266
Net pension cost	$10,354	$11,100	$3,415	$744	$1,425	$3,026

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$7,418	$10,043	$2,364	$796	$1,801	$2,314
Interest cost on projected benefit obligation	8,341	9,562	2,462	1,029	1,949	2,142
Expected return on assets	(19,670)	(22,538)	(5,587)	(2,622)	(5,237)	(4,778)
Amortization of net loss	19,303	19,204	5,668	2,270	3,711	5,326
Net pension cost	$15,392	$16,271	$4,907	$1,473	$2,224	$5,004

Non-Qualified Net Pension Cost

Entergy recognized $10.2 million and $4.6 million in pension cost for its non-qualified pension plans in the first quarters of 2022 and 2021, respectively. Reflected in the pension cost for non-qualified pension plans in the first quarter of 2022 were settlement charges of $5.3 million related to the payment of lump sum benefits out of the plan. In the first quarter of 2021 there were no settlement charges related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for first quarters of 2022 and 2021:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2022	$72	$27	$80	$29	$215
2021	$90	$44	$96	$8	$115

Reflected in Entergy Texas’ non-qualified pension costs in the first quarter of 2022 were settlement charges of $119 thousand related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost (Income)

Entergy’s other postretirement benefit income, including amounts capitalized, for the first quarters of 2022 and 2021, included the following components:

	2022	2021
	(In Thousands)
Service cost - benefits earned during the period	$6,184	$6,645
Interest cost on accumulated postretirement benefit obligation (APBO)	6,827	5,320
Expected return on assets	(10,855)	(10,805)
Amortization of prior service credit	(6,388)	(8,267)
Amortization of net loss	1,083	713
Net other postretirement benefit income	($3,149)	($6,394)

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the first quarters of 2022 and 2021, included the following components:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,114	$1,408	$339	$99	$331	$310
Interest cost on APBO	1,263	1,443	350	174	399	279
Expected return on assets	(4,483)	—	(1,394)	(1,499)	(2,568)	(791)
Amortization of prior service credit	471	(1,158)	(443)	(229)	(1,093)	(80)
Amortization of net (gain) loss	218	(186)	56	(225)	162	30
Net other postretirement benefit cost (income)	($1,417)	$1,507	($1,092)	($1,680)	($2,769)	($252)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,034	$1,544	$362	$109	$346	$335
Interest cost on APBO	932	1,130	278	130	317	220
Expected return on assets	(4,505)	—	(1,384)	(1,438)	(2,548)	(789)
Amortization of prior service credit	(280)	(1,230)	(444)	(229)	(936)	(109)
Amortization of net (gain) loss	49	(91)	19	(178)	100	15
Net other postretirement benefit cost (income)	($2,770)	$1,353	($1,169)	($1,606)	($2,721)	($328)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the first quarters of 2022 and 2021:

2022	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$4,014	($177)	$3,837
Amortization of net loss	(12,910)	(596)	(419)	(13,925)
Settlement loss	—	—	(782)	(782)
	($12,910)	$3,418	($1,378)	($10,870)
Entergy Louisiana
Amortization of prior service credit	$—	$1,158	$—	$1,158
Amortization of net gain (loss)	(504)	186	(1)	(319)
	($504)	$1,344	($1)	$839

2021	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,288	($40)	$5,248
Amortization of net loss	(33,439)	(495)	(595)	(34,529)
	($33,439)	$4,793	($635)	($29,281)
Entergy Louisiana
Amortization of prior service credit	$—	$1,230	$—	$1,230
Amortization of net gain (loss)	(769)	91	(1)	(679)
	($769)	$1,321	($1)	$551

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

Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, for the difference between the amount recorded for pension and other postretirement benefits expense under generally accepted accounting principles during 2019, the first year that rates from Entergy Texas’s last general rate proceeding were in effect, and the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amount will be evaluated in the next scheduled PUCT rate case and a reasonable amortization period will be determined by the PUCT at that time. At March 31, 2022, the balance in this reserve was approximately $14.5 million.

Employer Contributions

Based on current assumptions, Entergy expects to contribute $200 million to its qualified pension plans in 2022.  As of March 31, 2022, Entergy had contributed $67.9 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2022:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2022 pension contributions	$40,840	$22,917	$12,852	$922	$1,924	$12,760
Pension contributions made through March 2022	$15,096	$10,241	$2,972	$922	$1,340	$3,996
Remaining estimated pension contributions to be made in 2022	$25,744	$12,676	$9,880	$—	$584	$8,764

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of March 31, 2022 were Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  See Note 13 to the financial statements in the Form 10-K for discussion of the planned shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants, including the planned shutdown and sale of Palisades, the only remaining operating plant in Entergy Wholesale Commodities’ merchant nuclear fleet as of March 31, 2022. “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the first quarters of 2022 and 2021 were as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
2022
Operating revenues	$2,728,156	$149,777	$—	($8)	$2,877,925
Income taxes	$75,359	$2,854	($11,716)	$—	$66,497
Consolidated net income (loss)	$343,156	$7,859	($39,476)	($31,946)	$279,593
Total assets as of March 31, 2022	$61,684,609	$1,137,843	$601,479	($3,590,405)	$59,833,526
2021
Operating revenues	$2,596,616	$248,219	$23	($20)	$2,844,838
Income taxes	$59,734	$15,560	($9,352)	$—	$65,942
Consolidated net income (loss)	$360,600	$38,124	($27,680)	($31,899)	$339,145
Total assets as of December 31, 2021	$59,733,625	$1,242,675	$561,168	($2,083,226)	$59,454,242

The Entergy Wholesale Commodities business is sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity. Almost all of Entergy’s goodwill is related to the Utility segment.

As discussed in Note 13 to the financial statements in the Form 10-K, Entergy management has undertaken a strategy to manage and reduce the risk of the Entergy Wholesale Commodities business, which includes taking actions to shut down and sell all of its plants in the merchant nuclear fleet resulting in the cessation of merchant power generation at all Entergy Wholesale Commodities nuclear power plants owned and operated by Entergy by mid-2022. The decisions to shut down these plants and the related transactions resulted in asset impairments; employee retention and severance expenses and other benefits-related costs; and contracted economic development contributions.

Total restructuring charges for the first quarters of 2022 and 2021 were comprised of the following:

	2022			2021
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$37	$—	$37	$145	$14	$159
Restructuring costs accrued	4	—	4	13	—	13
Cash paid out	—	—	—	1	—	1
Balance as of March 31,	$41	$—	$41	$157	$14	$171

In addition, Entergy Wholesale Commodities incurred $1 million in the first quarter 2022 and $3 million in the first quarter 2021 of impairment and other related charges associated with these strategic decisions and transactions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy expects to incur employee retention and severance expenses associated with management’s strategy to exit the Entergy Wholesale Commodities merchant power business of approximately $5 million in 2022, of which $4 million has been incurred as of March 31, 2022.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
rolling net exposure during the stated periods.  These policies, including related risk limits, are regularly assessed to ensure their appropriateness given Entergy’s objectives.

Derivatives

Some derivative instruments are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sale transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity swaps and options.  Entergy may enter into financially-settled swap and option contracts to manage market risk that may or may not be designated as hedging instruments.

Entergy entered into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settled against day-ahead power pool prices were used to manage price exposure for Entergy Wholesale Commodities generation.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 99% for the balance of 2022, all of which is sold under normal purchase/normal sale contracts.  Total planned generation for the balance of 2022 is 1.1 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contained provisions that required an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements was an Entergy Corporation guarantee. If the Entergy Corporation credit rating fell below investment grade, Entergy would have had to post collateral equal to the estimated outstanding liability under the contract at the applicable date.  There were no outstanding derivative contracts held by Entergy Wholesale Commodities as of March 31, 2022 and December 31, 2021. As of March 31, 2022, $8 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. As of December 31, 2021, $8 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of March 31, 2022 is 2 years for Entergy Louisiana and the maximum length of time over which Entergy has executed natural gas swaps as of March 31, 2022 is 7 months for Entergy Mississippi. The total volume of natural gas swaps and options outstanding as of March 31, 2022 is 37,339,100 MMBtu for Entergy, including 14,620,000 MMBtu for Entergy Louisiana and 22,719,100 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the second quarter 2021, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2021 through May 31, 2022. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of March 31, 2022 is 23,303 GWh for Entergy, including 4,969 GWh for Entergy Arkansas, 10,681 GWh for Entergy Louisiana, 2,529 GWh for Entergy Mississippi, 1,070 GWh for Entergy New Orleans, and 3,959 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of March 31, 2022 and December 31, 2021. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas and Entergy Mississippi as of March 31, 2022 and for Entergy Mississippi and Entergy Texas as of December 31, 2021.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of March 31, 2022 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps and options	Prepayments and other	$54	$—	$54	Utility
Natural gas swaps and options	Other deferred debits and other assets	$8	$—	$8	Utility
Financial transmission rights	Prepayments and other	$2	($1)	$1	Utility and Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2021 are shown in the table below.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps and options	Prepayments and other	$6	$—	$6	Utility
Natural gas swaps and options	Other deferred debits and other assets	$5	$—	$5	Utility
Financial transmission rights	Prepayments and other	$4	$—	$4	Utility and Entergy Wholesale Commodities

Liabilities:
Natural gas swaps and options	Other current liabilities	$7	$—	$7	Utility

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet
(d)Excludes cash collateral in the amount of $8 million posted as of March 31, 2022 and $8 million posted as of December 31, 2021. Also excludes letters of credit in the amount of $1 million posted as of March 31, 2022.

As discussed above, the Entergy Wholesale Commodities portfolio of derivative instruments expired in April 2021, which was the settlement date for the last financial derivative contracts in the Entergy Wholesale Commodities portfolio. The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended March 31, 2021 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
Electricity swaps and options	$2	Competitive businesses operating revenues	$39

(a)Before taxes of $8 million for the three months ended March 31, 2021

Prior to the expiration of the Entergy Wholesale Commodities portfolio of derivative instruments, Entergy may have effectively liquidated a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other

Entergy Corporation and Subsidiaries
Notes to Financial Statements
comprehensive income prior to de-designation would have continued to be deferred in other comprehensive income until they were included in income as the original hedged transaction occurred. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract were recorded as assets or liabilities on the balance sheet and offset as they flowed through to earnings.

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2022 and 2021 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$55
Financial transmission rights	Purchased power	(b)	$23

2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$7
Financial transmission rights	Purchased power	(b)	$128
Electricity swaps and options (c)	Competitive business operating revenues		($2)

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
(c)There were no gains (losses) recognized in accumulated other comprehensive income from electricity swaps and options prior to the expiration of the Entergy Wholesale Commodities portfolio of derivative instruments in April 2021.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of March 31, 2022 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$19.3	$—	$19.3	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$8.3	$—	$8.3	Entergy Louisiana
Natural gas swaps	Prepayments and other	$35.0	$—	$35.0	Entergy Mississippi

Financial transmission rights	Prepayments and other	$0.6	($0.2)	$0.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$0.3	$—	$0.3	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.2	$—	$0.2	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.1	$—	$0.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$0.5	$—	$0.5	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2021 were as follows:

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$5.7	$—	$5.7	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$5.3	$—	$5.3	Entergy Louisiana

Financial transmission rights	Prepayments and other	$2.3	$—	$2.3	Entergy Arkansas
Financial transmission rights	Prepayments and other	$0.6	$—	$0.6	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.3	$—	$0.3	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.1	$—	$0.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$0.8	$—	$0.8	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$6.7	$—	$6.7	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.5	$—	$0.5	Entergy New Orleans

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of March 31, 2022, letters of credit posted with MISO covered financial transmission rights exposure of $0.3 million for Entergy Arkansas and $0.4 million for Entergy Mississippi. As of December 31, 2021, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi and $0.1 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended March 31, 2022 and 2021 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$11.1	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$42.8	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$1.1	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$7.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$9.4	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$1.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$0.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$3.8	(b)	Entergy Texas

2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$1.8	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$5.2	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$26.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$12.3	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$7.2	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$1.3	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$77.9	(b)	Entergy Texas

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

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using historical prices, bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments are reflected in future rates and therefore do not affect net income. Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
April 2021, which was the settlement date for the last financial derivative contracts in the Entergy Wholesale Commodities portfolio.

The values for power contract assets or liabilities prior to expiration in April 2021 were based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They were classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities were performed by the Office of Corporate Risk Oversight and the Entergy Wholesale Commodities Accounting group.  The primary related functions of the Office of Corporate Risk Oversight included: gathering, validating and reporting market data, providing market risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market risks, and implementing and maintaining controls around changes to market data in the energy trading and risk management system.  The Office of Corporate Risk Oversight was also responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The Entergy Wholesale Commodities Accounting group performed functions related to market and counterparty settlements, revenue reporting and analysis, and financial accounting. The Office of Corporate Risk Oversight reports to the Vice President and Treasurer while the Entergy Wholesale Commodities Accounting group reports to the Chief Accounting Officer.

The amounts reflected as the fair value of electricity swaps were based on the estimated amount that the contracts were in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and equaled the estimated amount receivable to or payable by Entergy if the contracts were settled at that date.  These derivative contracts included cash flow hedges that swapped fixed for floating cash flows for sales of the output from the Entergy Wholesale Commodities business.  The fair values were based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from quoted forward power market prices.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate were recorded as derivative contract assets or liabilities.  For contracts that had unit contingent terms, a further discount was applied based on the historical relationship between contract and market prices for similar contract terms.

The amounts reflected as the fair values of electricity options were valued based on a Black Scholes model, and were calculated at the end of each month for accounting purposes.  Inputs to the valuation included end of day forward market prices for the period when the transactions settled, implied volatilities based on market volatilities provided by a third-party data aggregator, and U.S. Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities were reviewed and could be adjusted if it was determined that there was a better representation of fair value.

On a daily basis, the Office of Corporate Risk Oversight calculated the mark-to-market for electricity swaps and options.  The Office of Corporate Risk Oversight also validated forward market prices by comparing them to other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences were analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options were also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available and compared with other sources of market implied volatilities.  Moreover, on a quarterly basis, the Office of Corporate Risk Oversight confirmed the mark-to-market calculations and prepared price scenarios and credit downgrade scenario analysis.  The scenario analysis was communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis was completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit and liquidity effects were calculated for this analysis.  This analysis was communicated to senior management within Entergy and Entergy Wholesale Commodities.

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$625	$—	$—	$625
Decommissioning trust funds (a):
Equity securities	103	—	—	103
Debt securities (b)	736	1,334	—	2,070
Common trusts (c)				3,040
Securitization recovery trust account	15	—	—	15
Escrow accounts	49	—	—	49
Gas hedge contracts	54	8	—	62
Financial transmission rights	—	—	1	1
	$1,582	$1,342	$1	$5,965

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$398	$—	$—	$398
Decommissioning trust funds (a):
Equity securities	132	—	—	132
Debt securities (b)	770	1,407	—	2,177
Common trusts (c)				3,205
Securitization recovery trust account	29	—	—	29
Escrow accounts	49	—	—	49
Gas hedge contracts	6	5	—	11
Financial transmission rights	—	—	4	4
	$1,384	$1,412	$4	$6,005
Liabilities:
Gas hedge contracts	$7	$—	$—	$7

(a)The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.
(b)The decommissioning trust funds fair value presented herein does not include the recognition pursuant to ASU 2016-13 of a credit loss valuation allowance of $3.2 million as of March 31, 2022 and $0.4 million as

Entergy Corporation and Subsidiaries
Notes to Financial Statements
of December 31, 2021 on debt securities. See Note 9 to the financial statements herein for additional information on the allowance for expected credit losses.
(c)Common trust funds are not publicly quoted and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2022 and 2021:

	2022	2021
	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$4	$38	$9
Total gains (losses) for the period (a)
Included in earnings	—	(2)	4
Included in other comprehensive income	—	2	—
Included as a regulatory liability/asset	20	—	119
Settlements	(23)	(38)	(128)
Balance as of March 31,	$1	$—	$4

(a)Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period was $0.7 million for the three months ended March 31, 2021.

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$107.2	$—	$—	$107.2
Decommissioning trust funds (a):
Equity securities	2.7	—	—	2.7
Debt securities	132.4	376.9	—	509.3
Common trusts (b)				848.6
Financial transmission rights	—	—	0.4	0.4
	$242.3	$376.9	$0.4	$1,468.2

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.8	$—	$—	$4.8
Decommissioning trust funds (a):
Equity securities	16.7	—	—	16.7
Debt securities	119.5	406.8	—	526.3
Common trusts (b)				895.4
Financial transmission rights	—	—	2.3	2.3
	$141.0	$406.8	$2.3	$1,445.5

Entergy Louisiana

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$140.7	$—	$—	$140.7
Decommissioning trust funds (a):
Equity securities	22.8	—	—	22.8
Debt securities	230.0	517.5	—	747.5
Common trusts (b)				1,235.1
Gas hedge contracts	19.3	8.3	—	27.6
Financial transmission rights	—	—	0.3	0.3
	$412.8	$525.8	$0.3	$2,174.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$18.4	$—	$—	$18.4
Decommissioning trust funds (a):
Equity securities	20.2	—	—	20.2
Debt securities	262.6	531.6	—	794.2
Common trusts (b)				1,300.1
Gas hedge contracts	5.7	5.3	—	11.0
Financial transmission rights	—	—	0.6	0.6
	$306.9	$536.9	$0.6	$2,144.5

Entergy Mississippi

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$48.9	$—	$—	$48.9
Gas hedge contracts	35.0	—	—	35.0
Financial transmission rights	—	—	0.2	0.2
	$83.9	$—	$0.2	$84.1

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$47.6	$—	$—	$47.6
Escrow accounts	48.9	—	—	48.9
Financial transmission rights	—	—	0.3	0.3
	$96.5	$—	$0.3	$96.8

Liabilities:
Gas hedge contracts	$6.7	$—	$—	$6.7

Entergy New Orleans

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$31.1	$—	$—	$31.1
Securitization recovery trust account	5.1	—	—	5.1
Financial transmission rights	—	—	0.1	0.1
	$36.2	$—	$0.1	$36.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$42.8	$—	$—	$42.8
Securitization recovery trust account	2.0	—	—	2.0
Financial transmission rights	—	—	0.1	0.1
	$44.8	$—	$0.1	$44.9

Liabilities:
Gas hedge contracts	$0.5	$—	$—	$0.5

Entergy Texas

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$10.0	$—	$—	$10.0
Financial transmission rights	—	—	0.5	0.5
	$10.0	$—	$0.5	$10.5

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$26.6	$—	$—	$26.6
Financial transmission rights	—	—	0.8	0.8
	$26.6	$—	$0.8	$27.4

System Energy

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$98.2	$—	$—	$98.2
Decommissioning trust funds (a):
Equity securities	4.9	—	—	4.9
Debt Securities	251.5	248.1	—	499.6
Common trusts (b)				803.7
	$354.6	$248.1	$—	$1,406.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$89.1	$—	$—	$89.1
Decommissioning trust funds (a):
Equity securities	12.9	—	—	12.9
Debt securities	273.0	251.5	—	524.5
Common trusts (b)				847.9
	$375.0	$251.5	$—	$1,474.4

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2022.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$2.3	$0.6	$0.3	$0.1	$0.8
Gains (losses) included as a regulatory liability/asset	5.6	9.1	0.9	0.8	3.5
Settlements	(7.5)	(9.4)	(1.0)	(0.8)	(3.8)
Balance as of March 31,	$0.4	$0.3	$0.2	$0.1	$0.5

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2021.

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

The unrealized gains/(losses) recognized during the three months ended March 31, 2022 on equity securities still held as of March 31, 2022 were ($175) million. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of March 31, 2022 and December 31, 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$2,070	$15	$99

2021
Debt Securities	$2,177	$65	$12

The unrealized gains/(losses) above are reported before deferred taxes of ($5) million as of March 31, 2022 and $2 million as of December 31, 2021 for debt securities. The amortized cost of available-for-sale debt securities was $2,153 million as of March 31, 2022 and $2,125 million as of December 31, 2021.  As of March 31, 2022, available-for-sale debt securities had an average coupon rate of approximately 2.77%, an average duration of approximately 6.63 years, and an average maturity of approximately 10.40 years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1,419	$83	$770	$8
More than 12 months	119	16	99	4
Total	$1,538	$99	$869	$12

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2022 and December 31, 2021 were as follows:

	2022	2021
	(In Millions)
Less than 1 year	$76	$—
1 year - 5 years	692	473
5 years - 10 years	600	655
10 years - 15 years	150	389
15 years - 20 years	158	130
20 years+	394	530
Total	$2,070	$2,177

During the three months ended March 31, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $303 million and $524 million, respectively.  During the three months ended March 31, 2022 and 2021, gross gains of $1 million and $11 million, respectively, and gross losses of $12 million and $11 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair value of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plant as of March 31, 2022 and December 31, 2021 was $539 million and $576 million, respectively, for Palisades. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2022 and December 31, 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$509.3	$1.4	$28.3

2021
Debt Securities	$526.3	$11.4	$4.7

The amortized cost of available-for-sale debt securities was $536.2 million as of March 31, 2022 and $519.6 million as of December 31, 2021.  As of March 31, 2022, the available-for-sale debt securities had an average coupon rate of approximately 2.28%, an average duration of approximately 6.49 years, and an average maturity of approximately 7.74 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2022 on equity securities still held as of March 31, 2022 were ($50.5) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$332.9	$21.3	$183.8	$2.9
More than 12 months	55.8	7.0	39.5	1.8
Total	$388.7	$28.3	$223.3	$4.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2022 and December 31, 2021 were as follows:

	2022	2021
	(In Millions)
Less than 1 year	$33.8	$—
1 year - 5 years	153.6	91.7
5 years - 10 years	220.8	217.4
10 years - 15 years	47.9	146.0
15 years - 20 years	27.3	35.7
20 years+	25.9	35.5
Total	$509.3	$526.3

During the three months ended March 31, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $7.2 million and $13.8 million, respectively.  During the three months ended March 31, 2022 and 2021, gross gains of $0.03 million and $0.8 million, respectively, and gross losses of $0.2 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2022 and December 31, 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$747.5	$9.7	$30.2

2021
Debt Securities	$794.2	$31.3	$3.3

The amortized cost of available-for-sale debt securities was $767.9 million as of March 31, 2022 and $766.3 million as of December 31, 2021.  As of March 31, 2022, the available-for-sale debt securities had an average coupon rate of approximately 3.37%, an average duration of approximately 6.36 years, and an average maturity of approximately 12.16 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2022 on equity securities still held as of March 31, 2022 were ($70) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$427.4	$25.1	$206.9	$1.4
More than 12 months	41.2	5.1	42.9	1.9
Total	$468.6	$30.2	$249.8	$3.3

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2022 and December 31, 2021 were as follows:

	2022	2021
	(In Millions)
Less than 1 year	$29.2	$—
1 year - 5 years	193.9	157.8
5 years - 10 years	170.0	173.0
10 years - 15 years	68.5	123.0
15 years - 20 years	82.9	80.2
20 years+	203.0	260.2
Total	$747.5	$794.2

During the three months ended March 31, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $120.5 million and $108.4 million, respectively.  During the three months ended March 31, 2022 and 2021, gross gains of $0.9 million and $3.3 million, respectively, and gross losses of $5.5 million and $3.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of March 31, 2022 and December 31, 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$499.6	$1.9	$27.6

2021
Debt Securities	$524.5	$11.8	$2.9

The amortized cost of available-for-sale debt securities was $525.3 million as of March 31, 2022 and $515.6 million as of December 31, 2021.  As of March 31, 2022, the available-for-sale debt securities had an

Entergy Corporation and Subsidiaries
Notes to Financial Statements
average coupon rate of approximately 2.38%, an average duration of approximately 6.97 years, and an average maturity of approximately 9.87 years.

The unrealized gains/(losses) recognized during the three months ended March 31, 2022 on equity securities still held as of March 31, 2022 were ($47.7) million. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$418.4	$25.5	$276.6	$2.3
More than 12 months	13.3	2.1	11.3	0.6
Total	$431.7	$27.6	$287.9	$2.9

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of March 31, 2022 and December 31, 2021 were as follows:

	2022	2021
	(In Millions)
Less than 1 year	$6.9	$—
1 year - 5 years	217.3	156.8
5 years - 10 years	136.1	161.8
10 years - 15 years	9.5	58.6
15 years - 20 years	31.1	1.9
20 years+	98.7	145.4
Total	$499.6	$524.5

During the three months ended March 31, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $36.2 million and $74.1 million, respectively.  During the three months ended March 31, 2022 and 2021, gross gains of $0.1 million and $1.2 million, respectively, and gross losses of $0.7 million and $1.6 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy estimates the expected credit losses for its available-for-sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible, it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  As of March 31, 2022 and December 31, 2021, Entergy’s allowance for expected credit losses related to available-for-sale securities were $3.2 million and $0.4 million, respectively. Entergy recorded $1.5 million in impairments of available-for-sale debt securities for the three months ended March 31, 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy did not record any impairments of available-for-sale debt securities for the three months ended March 31, 2021.

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

	Three Months Ended March 31,
	2022	2021
	(In Millions)
Entergy	$17	$41
Entergy Arkansas	$—	$8
Entergy Louisiana	$9	$8
Entergy New Orleans	$1	$—
Entergy Texas	$7	$7
System Energy	$—	$18

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2022 were $402 million for Entergy, $33.5 million for Entergy Arkansas, $239.7 million for Entergy Louisiana, $13.8 million for Entergy Mississippi, $4 million for Entergy New Orleans, $35.1 million for Entergy Texas, and $34.5 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2021 were $723 million for Entergy, $35.6 million for Entergy Arkansas, $507.9 million for Entergy Louisiana, $26.5 million for Entergy Mississippi, $73.1 million for Entergy Texas, and $23.4 million for System Energy.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in each of the three months ended March 31, 2022 and the three months ended March 31, 2021.

AR Searcy Partnership, LLC, is a tax equity partnership that qualifies as a variable interest entity, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. See Note 14 to the financial statements in the Form 10-K for additional discussion on the establishment of AR Searcy Partnership, LLC and the acquisition of the Searcy Solar Facility. The entity is a VIE because the membership interests do not give Entergy Arkansas or the third party tax equity investor substantive kick out rights typical of equity owners. Entergy Arkansas is the primary beneficiary of the partnership because it is the managing member and has the right to a majority of the operating income of the partnership. See Note 1 to the financial statements in the Form 10-K for further discussion on the presentation of the third party tax equity partner’s noncontrolling interest and the HLBV method of accounting used to account for Entergy Arkansas’s investment in AR Searcy Partnership, LLC. As of March 31, 2022, AR Searcy Partnership, LLC recorded assets equal to $142 million, primarily consisting of property, plant, and equipment and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $113 million.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 13.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Utility:
Residential	$986,023	$966,855
Commercial	634,626	572,676
Industrial	743,634	597,652
Governmental	57,292	56,798
Total billed retail	2,421,575	2,193,981

Sales for resale (a)	128,959	205,075
Other electric revenues (b)	93,880	80,261
Revenues from contracts with customers	2,644,414	2,479,317
Other revenues (c)	11,362	59,103
Total electric revenues	2,655,776	2,538,420

Natural gas	72,361	58,168

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	144,823	232,113
Other revenues (c)	4,965	16,137
Total competitive businesses revenues	149,788	248,250

Total operating revenues	$2,877,925	$2,844,838

r 30, 2021 and 2020 were as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Utility operating companies’ total revenues for the three months ended March 31, 2022 and 2021 were as follows:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$227,786	$353,567	$152,939	$58,658	$193,073
Commercial	113,238	257,591	110,661	45,572	107,564
Industrial	109,675	451,954	39,157	6,272	136,576
Governmental	4,460	19,016	12,000	15,033	6,783
Total billed retail	455,159	1,082,128	314,757	125,535	443,996
Sales for resale (a)	70,414	107,701	21,641	26,540	17,644
Other electric revenues (b)	30,572	41,482	10,337	1,393	11,449
Revenues from contracts with customers	556,145	1,231,311	346,735	153,468	473,089
Other revenues (c)	2,811	5,926	2,294	1,178	(607)
Total electric revenues	558,956	1,237,237	349,029	154,646	472,482
Natural gas	—	28,735	—	43,626	—
Total operating revenues	$558,956	$1,265,972	$349,029	$198,272	$472,482

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$237,182	$335,760	$147,636	$66,427	$179,850
Commercial	106,416	224,649	97,936	47,799	95,876
Industrial	103,412	347,009	33,980	6,789	106,462
Governmental	4,256	18,616	10,543	16,380	7,003
Total billed retail	451,266	926,034	290,095	137,395	389,191
Sales for resale (a)	110,085	80,428	40,311	4,696	74,073
Other electric revenues (b)	19,583	43,910	3,950	(3,359)	17,529
Revenues from contracts with customers	580,934	1,050,372	334,356	138,732	480,793
Other revenues (c)	2,452	29,291	2,263	416	(573)
Total electric revenues	583,386	1,079,663	336,619	139,148	480,220
Natural gas	—	27,981	—	30,187	—
Total operating revenues	$583,386	$1,107,644	$336,619	$169,335	$480,220

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. Due to the effect of the COVID-19 pandemic on customer receivables, however, Entergy recorded an increase in 2020 in its allowance for doubtful accounts. The following tables set forth a reconciliation of changes in the allowance for doubtful accounts for the three months ended March 31, 2022 and 2021.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2021	$68.6	$13.1	$29.2	$7.2	$13.3	$5.8
Provisions	(5.9)	3.7	(6.1)	(0.9)	(2.4)	(0.2)
Write-offs	(45.3)	(14.4)	(17.5)	(4.1)	(5.4)	(3.9)
Recoveries	14.1	4.1	5.5	1.2	2.2	1.1
Balance as of March 31, 2022	$31.5	$6.5	$11.1	$3.4	$7.7	$2.8

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2020	$117.7	$18.3	$45.7	$19.5	$17.4	$16.8
Provisions	3.2	2.4	2.3	(2.2)	1.8	(1.1)
Write-offs	(3.8)	(0.1)	(2.1)	(0.8)	—	(0.8)
Recoveries	1.9	0.6	0.7	0.3	0.2	0.1
Balance as of March 31, 2021	$119.0	$21.2	$46.6	$16.8	$19.4	$15.0

The allowance for currently expected credit losses is calculated as the historical rate of customer write-offs multiplied by the current accounts receivable balance, taking into account the length of time the receivable balances have been outstanding. Although the rate of customer write-offs has historically experienced minimal variation, there were increases in customer write-offs beginning in second quarter 2021 primarily resulting from the effects of the COVID-19 pandemic. Management monitors the current condition of individual customer accounts to manage collections and ensure bad debt expense is recorded in a timely manner.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2022, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2022 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $27.5 million primarily due to the reversal in 2021 of the remaining regulatory liability for the formula rate plan 2019 historical year netting adjustment and higher depreciation and amortization expenses, partially offset by higher retail electric price.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2022 to the first quarter 2021:

Amount
(In Millions)
2021 operating revenues	$583.4
Fuel, rider, and other revenues that do not significantly affect net income	(55.4)
Volume/weather	(3.1)
Return of unprotected excess accumulated deferred income taxes to customers	8.0
Retail electric price	26.1
2022 operating revenues	$559.0

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales, partially offset by increases in commercial and industrial usage. The increase in commercial usage was primarily due to an increase in customers and the effect of the COVID-19 pandemic on businesses in first quarter 2021. The increase in industrial usage was primarily due to an increase in demand from existing customers, primarily in the wood products and petroleum refining industries.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. In the first quarter 2021, $8 million was returned to customers. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail electric price variance is primarily due to increases in formula rate plan rates effective May 2021 and January 2022. See Note 2 to the financial statements in the Form 10-K for further discussion of the 2020 formula rate plan filing and the 2021 formula rate plan filing.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Arkansas for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	2,092	2,185	(4)
Commercial	1,307	1,262	4
Industrial	1,972	1,947	1
Governmental	55	54	2
Total retail	5,426	5,448	—
Sales for resale:
Associated companies	486	597	(19)
Non-associated companies	1,391	2,030	(31)
Total	7,303	8,075	(10)

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Searcy Solar facility, which was placed in service in December 2021.

Other regulatory charges (credits) - net includes the reversal in 2021 of the remaining $38.8 million regulatory liability for the 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2020 formula rate plan filing. In addition, Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation related costs collected in revenue.

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of the ANO 1 and ANO 2 decommissioning trust funds in the first quarter 2021.

Noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Searcy Solar facility under HLBV accounting. Entergy Arkansas has recorded a regulatory charge of $1.5 million in first quarter 2022 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting.

Income Taxes

The effective income tax rate was 22.6% for the first quarter 2022. The difference in the effective income tax rate for the first quarter 2022 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$12,915	$192,128

Net cash provided by (used in):
Operating activities	247,426	91,573
Investing activities	(214,477)	(162,611)
Financing activities	64,167	2,690
Net increase (decrease) in cash and cash equivalents	97,116	(68,348)

Cash and cash equivalents at end of period	$110,031	$123,780

Operating Activities

Net cash flow provided by operating activities increased $155.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to:

•higher collections from customers;
•decreased fuel costs, including costs related to Winter Storm Uri in 2021. See Note 2 to the financial statements in the 10-K for a discussion of fuel and purchased power cost recovery;
•a decrease of $9.7 million in storm spending in 2022 primarily due to increased spending on Winter Storm Uri restoration efforts in 2021; and
•a decrease of $6.3 million in pension contributions in 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $51.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to:

•money pool activity;
•an increase of $14 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration, partially offset by lower spending on advanced metering infrastructure in 2022; and
•an increase of $10.2 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2022.

The increase was partially offset by a decrease of $11.5 million as a result of fluctuations in nuclear fuel activity primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $60 million for the three months ended March 31, 2022 compared to increasing by $12.5 million for the three months ended March 31, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $61.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to:

•the repayment, at maturity, of $350 million of 3.75% Series mortgage bonds due February 2021;
•the issuance of $200 million of 4.20% Series mortgage bonds in March 2022; and
•the repayment, at maturity, of $45 million of 2.375% Series governmental bonds due January 2021.

The increase was partially offset by the issuance of $400 million of 3.35% Series mortgage bonds in March 2021 and money pool activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $139.9 million for the three months ended March 31, 2022.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long-term debt in 2022.

	March 31, 2022	December 31, 2021
Debt to capital	53.4%	52.6%
Effect of subtracting cash	(0.6%)	—%
Net debt to net capital	52.8%	52.6%

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
(In Thousands)
$59,981	($139,904)	$15,610	$3,110

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in June 2026. Entergy Arkansas also has a $25 million credit facility scheduled to expire in July 2022. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of March 31, 2022, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2022, $7.5 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for further discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2024.  As of March 31, 2022, there were no loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for further discussion of the nuclear fuel company variable interest entity credit facility.

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Uses of Capital,” that sets forth the amounts of planned construction and other capital investments for 2022 through 2024. While Entergy Arkansas is still assessing the effect on its planned solar projects, a recently commenced investigation by the U.S. Department of Commerce into potential circumvention of duties and tariffs may result in increased duties or tariffs on imported solar panels and has created supply chain disruptions which will affect the ultimate timing and could increase the cost of completion of these projects.

West Memphis Solar Facility

As discussed in the Form 10-K, in October 2021 the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In April 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Entergy Arkansas views the progress of the outreach to potential tax equity investors and the current status of the discussions as consistent with its expectations for the timeline for achieving a tax equity partnership. Closing had been expected to occur in 2023. The counter-party has notified Entergy Arkansas that it is seeking changes to certain terms of the build-own-transfer agreement, including both cost and schedule. Negotiations are ongoing, but at this time the project is not expected to achieve commercial operation in 2023.

Driver Solar Facility

In April 2022, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 250 MW Driver Solar Facility is in the public interest. The acquisition of Driver Solar will be contingent upon receiving all necessary regulatory and Board approvals. Entergy Arkansas requested a decision by the APSC by June 2022 and requested cost recovery through the formula rate plan rider. The APSC established a procedural schedule with a hearing scheduled in June 2022. The facility is expected to be in service by the end of 2024.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Energy Cost Recovery Rider

In March 2022, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase from $0.00959 per kWh to $0.01785 per kWh. The primary reason for the rate increase is a large under-recovery balance as a result of higher natural gas prices in 2021, particularly in the fourth quarter 2021. At the request of the APSC general staff, Entergy Arkansas deferred its request for recovery of $32 million from the under-recovery related to the 2021 February winter storms until the 2023 energy cost rate redetermination, unless a request for an interim adjustment to the energy cost recovery rider is necessary. This resulted in a redetermined rate of $0.016390 per kWh, which became effective with the first billing cycle in April 2022 through the normal operation of the tariff.

Opportunity Sales Proceeding

As discussed in the Form 10-K, in September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of the opportunity sales payments made to the other Utility operating companies. In October 2020 the APSC filed a motion to dismiss Entergy Arkansas’s complaint. In March 2022 the court denied the APSC’s motion to dismiss and, in April 2022, issued a scheduling order including a trial date in February 2023.

COVID-19 Orders

See the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. As of March 31, 2022, Entergy Arkansas had a regulatory asset of $34.4 million for costs associated with the COVID-19 pandemic.

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	2022	2021
	(In Thousands)
OPERATING REVENUES
Electric	$558,956	$583,386

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	86,225	126,181
Purchased power	57,471	70,221
Nuclear refueling outage expenses	14,070	12,647
Other operation and maintenance	157,257	154,908
Decommissioning	20,129	19,000
Taxes other than income taxes	33,202	29,743
Depreciation and amortization	95,610	88,279
Other regulatory charges (credits) - net	(20,542)	(37,467)
TOTAL	443,422	463,512

OPERATING INCOME	115,534	119,874

OTHER INCOME
Allowance for equity funds used during construction	3,055	2,993
Interest and investment income	6,320	27,887
Miscellaneous - net	(5,392)	(5,791)
TOTAL	3,983	25,089

INTEREST EXPENSE
Interest expense	36,047	33,786
Allowance for borrowed funds used during construction	(1,214)	(1,290)
TOTAL	34,833	32,496

INCOME BEFORE INCOME TAXES	84,684	112,467

Income taxes	19,117	19,430

NET INCOME	65,567	93,037

Net loss attributable to noncontrolling interest	(1,387)	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$66,954	$93,037

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$65,567	$93,037
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	133,634	126,630
Deferred income taxes, investment tax credits, and non-current taxes accrued	11,776	42,885
Changes in assets and liabilities:
Receivables	23,583	(56,256)
Fuel inventory	7,199	17,930
Accounts payable	(33,409)	(21,622)
Taxes accrued	27,209	8,365
Interest accrued	32,233	18,837
Deferred fuel costs	(16,954)	(55,704)
Other working capital accounts	3,794	(8,025)
Provisions for estimated losses	(309)	(12,383)
Other regulatory assets	(7,198)	42,388
Other regulatory liabilities	(91,068)	(38,604)
Pension and other postretirement liabilities	(19,852)	(25,116)
Other assets and liabilities	111,221	(40,789)
Net cash flow provided by operating activities	247,426	91,573

INVESTING ACTIVITIES
Construction expenditures	(162,108)	(146,334)
Allowance for equity funds used during construction	3,055	2,993
Nuclear fuel purchases	(27,258)	(17,621)
Proceeds from sale of nuclear fuel	37,157	16,059
Proceeds from nuclear decommissioning trust fund sales	64,608	143,575
Investment in nuclear decommissioning trust funds	(69,950)	(148,783)
Changes in money pool receivable - net	(59,981)	(12,500)
Net cash flow used in investing activities	(214,477)	(162,611)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	212,060	604,760
Retirement of long-term debt	(7,506)	(613,706)
Change in money pool payable - net	(139,904)	—
Other	(483)	11,636
Net cash flow provided by financing activities	64,167	2,690

Net increase (decrease) in cash and cash equivalents	97,116	(68,348)
Cash and cash equivalents at beginning of period	12,915	192,128
Cash and cash equivalents at end of period	$110,031	$123,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$3,227	$14,359

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,852	$8,155
Temporary cash investments	107,179	4,760
Total cash and cash equivalents	110,031	12,915
Accounts receivable:
Customer	136,178	154,412
Allowance for doubtful accounts	(6,513)	(13,072)
Associated companies	91,621	29,587
Other	43,337	51,064
Accrued unbilled revenues	95,429	101,663
Total accounts receivable	360,052	323,654
Deferred fuel costs	125,767	108,862
Fuel inventory - at average cost	43,693	50,892
Materials and supplies - at average cost	262,292	247,980
Deferred nuclear refueling outage costs	51,655	65,318
Prepayments and other	14,614	14,863
TOTAL	968,104	824,484

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,360,604	1,438,416
Other	791	947
TOTAL	1,361,395	1,439,363

UTILITY PLANT
Electric	13,637,936	13,578,297
Construction work in progress	306,933	241,127
Nuclear fuel	132,841	182,055
TOTAL UTILITY PLANT	14,077,710	14,001,479
Less - accumulated depreciation and amortization	5,539,188	5,472,296
UTILITY PLANT - NET	8,538,522	8,529,183

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,696,876	1,689,678
Deferred fuel costs	68,800	68,751
Other	22,042	13,660
TOTAL	1,787,718	1,772,089

TOTAL ASSETS	$12,655,739	$12,565,119

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$46,527	$217,310
Other	187,777	190,476
Customer deposits	95,178	92,511
Taxes accrued	116,799	89,590
Interest accrued	49,341	17,108
Other	40,881	38,901
TOTAL	536,503	645,896

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,436,824	1,416,201
Accumulated deferred investment tax credits	28,998	29,299
Regulatory liability for income taxes - net	427,203	431,655
Other regulatory liabilities	656,698	743,314
Decommissioning	1,410,540	1,390,410
Accumulated provisions	76,775	77,084
Pension and other postretirement liabilities	165,903	185,789
Long-term debt	4,163,602	3,958,862
Other	111,271	110,754
TOTAL	8,477,814	8,343,368

Commitments and Contingencies

EQUITY
Member's equity	3,609,699	3,542,745
Noncontrolling interest	31,723	33,110
TOTAL	3,641,422	3,575,855

TOTAL LIABILITIES AND EQUITY	$12,655,739	$12,565,119

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2020	$—	$3,276,169	$3,276,169

Net income	—	93,037	93,037
Balance at March 31, 2021	$—	$3,369,206	$3,369,206

Balance at December 31, 2021	$33,110	$3,542,745	$3,575,855

Net income (loss)	(1,387)	66,954	65,567
Balance at March 31, 2022	$31,723	$3,609,699	$3,641,422

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $15.8 million primarily due to higher other operation and maintenance expenses, higher interest expense, higher taxes other than income taxes, higher depreciation and amortization expenses, and lower volume/weather. The decrease was partially offset by higher retail electric price.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2022 to the first quarter 2021:

Amount
(In Millions)
2021 operating revenues	$1,107.6
Fuel, rider, and other revenues that do not significantly affect net income	153.5
Retail electric price	17.2
Volume/weather	(12.3)
2022 operating revenues	$1,266.0

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to an increase in formula rate plan revenues, including increases in the transmission and distribution recovery mechanisms, effective September 2021. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan proceedings.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales and a decrease in weather-adjusted residential usage, including the effect of the COVID-19 pandemic on first quarter 2021, partially offset by increases in industrial and commercial usage. The increase in industrial usage was primarily due to increased demand from expansion projects, primarily in the chemicals, petroleum refining, and transportation industries, increased demand from existing customers, primarily in the chemicals and pulp and paper industries as a result of prior year temporary plant shutdowns and operational issues, and an increase in demand from cogeneration customers. The increase in commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in first quarter 2021. The increased usage from these industrial and commercial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Louisiana for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	3,069	3,197	(4)
Commercial	2,421	2,395	1
Industrial	7,606	7,208	6
Governmental	191	196	(3)
Total retail	13,287	12,996	2
Sales for resale:
Associated companies	1,341	959	40
Non-associated companies	853	386	121
Total	15,481	14,341	8

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $7.3 million in distribution operations expenses primarily due to higher reliability costs, higher safety and training costs, and higher vegetation maintenance costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $2.6 million in nuclear generation expenses primarily due to a higher scope of work performed in 2022 as compared to prior year, partially offset by lower spending in 2022 on sanitation and social distancing protocols as a result of the COVID-19 pandemic;
•an increase of $2.3 million in transmission expenses, including an increase in vegetation maintenance costs; and
•an increase of $2.3 million in customer service center support costs primarily due to higher contract costs.

The increase was partially offset by higher nuclear insurance refunds of $2.6 million and a decrease of $2.6 million in non-nuclear generation expenses primarily due to a lower scope of work performed in 2022 as compared to the same period in 2021.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of the Waterford 3 and River Bend decommissioning trust funds in the first quarter of 2021.

Interest expense increased primarily due to:

•the issuances of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•the $1.2 billion unsecured term loan proceeds received in January 2022; and
•the issuance of $1 billion of 0.95% Series mortgage bonds in October 2021.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by the repayment of $200 million of 4.8% Series mortgage bonds in May 2021.

Income Taxes

The effective income tax rates were 16.9% for the first quarter 2022 and 18.5% for the first quarter 2021. The differences in the effective income tax rates for the first quarter 2022 and the first quarter 2021 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, and the amortization of excess accumulated deferred income taxes, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$18,573	$728,020

Net cash provided by (used in):
Operating activities	183,126	(54,598)
Investing activities	(1,032,121)	(1,098,466)
Financing activities	987,069	1,026,860
Net increase (decrease) in cash and cash equivalents	138,074	(126,204)

Cash and cash equivalents at end of period	$156,647	$601,816

Operating Activities

Entergy Louisiana’s operating activities provided $183.1 million of cash for the three months ended March 31, 2022 compared to using $54.6 million of cash for the three months ended March 31, 2021 primarily due to the following activity:

•higher collections from customers;
•timing of recovery of fuel and purchased power costs;
•a decrease of $20 million in spending on nuclear refueling outages; and
•a decrease of $18.9 million in pension contributions in 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The above activity was partially offset by an increase of approximately $139 million in storm spending in 2022, primarily due to Hurricane Ida restoration efforts. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” in the Form 10-K for discussion of storm restoration efforts.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities decreased $66.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to:

•a decrease of $60.9 million in transmission construction expenditures primarily due to higher capital expenditures for storm restoration in 2021;
•a decrease of $24.9 million in nuclear decommissioning trust fund activity as a result of a lump sum contribution in 2021 for amounts collected over a 17-month period. See Note 2 in the Form 10-K for a discussion of nuclear decommissioning expense recovery; and
•a decrease of $23.2 million as a result of fluctuations in nuclear fuel activity, primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The decrease was partially offset by:

•an increase of $35.1 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2022, partially offset by lower spending in 2022 on advanced metering infrastructure;
•an increase of $11.1 million in information technology capital expenditures primarily due to increased spending on various technology projects in 2022; and
•an increase of $9 million in nuclear construction expenditures primarily due to higher capital expenditures for storm restoration in 2022.

Financing Activities

Net cash flow provided by financing activities decreased $39.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to:

•the issuance of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•net repayments of long-term borrowings of $30.6 million in 2022 compared to net long-term borrowings of $85.5 million in 2021 on the nuclear fuel company variable interest entities’ credit facilities; and
•$125 million in common equity distributions in 2022 to return to Entergy Corporation the $125 million capital contribution received in December 2021 to assist in paying for costs associated with Hurricane Ida.

The decrease was partially offset by the $1.2 billion of proceeds received from an unsecured term loan in January 2022 and the repayment of Entergy Louisiana Waterford VIE’s $40 million of 3.92% Series H secured notes in February 2021.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to the $1.2 billion unsecured term loan proceeds received in January 2022.

	March 31, 2022	December 31, 2021
Debt to capital	59.5%	57.2%
Effect of subtracting cash	(0.3%)	0.0%
Net debt to net capital	59.2%	57.2%

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and common equity. Net capital consists of capital less cash and cash equivalents. Entergy Louisiana uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition. Entergy Louisiana also uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
(In Thousands)
$81,160	$14,539	$75,772	$13,426

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in June 2026.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of March 31, 2022, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2022, $11 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2024.  As of March 31, 2022, $30.8 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of March 31, 2022, $82.1 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Uses of Capital,” that sets forth the amounts of planned

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
construction and other capital investments for 2022 through 2024. While Entergy Louisiana is still assessing the effect on its planned solar projects, a recently commenced investigation by the U.S. Department of Commerce into potential circumvention of duties and tariffs may result in increased duties or tariffs on imported solar panels and has created supply chain disruptions which will affect the ultimate timing and could increase the cost of completion of these projects.

2021 Solar Certification and the Geaux Green Option

As discussed in the Form 10-K, in November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The LPSC has established a procedural schedule that is expected to result in an LPSC decision by the end of 2022. In March 2022 direct testimony from Walmart, the Louisiana Energy Users Group (LEUG) and the LPSC staff was filed. Each party recommended that the LPSC approve the resources proposed in Entergy Louisiana’s application, and the LPSC staff witness indicated that the process through which Entergy Louisiana solicited or obtained the proposals for the resources complies with applicable LPSC orders. LPSC staff and LEUG’s witnesses made recommendations to modify the proposed Rider GGO and Entergy Louisiana’s proposed rate relief. In April 2022, LPSC staff and LEUG filed cross-answering testimony concerning the other party’s proposed modifications to Rider GGO and the proposed rate recovery. Discovery concerning these parties’ testimonies is ongoing.

Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida

As discussed in the Form 10-K, in August 2020 and October 2020, Hurricane Laura, Hurricane Delta, and Hurricane Zeta caused significant damage to portions of Entergy Louisiana’s service area. The storms resulted in widespread outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the outages. Additionally, as a result of Hurricane Laura’s extensive damage to the grid infrastructure serving the impacted area, large portions of the underlying transmission system required nearly a complete rebuild. In February 2021 two winter storms (collectively, Winter Storm Uri) brought freezing rain and ice to Louisiana. Ice accumulation sagged or downed trees, limbs and power lines, causing damage to Entergy Louisiana’s transmission and distribution systems. The additional weight of ice caused trees and limbs to fall into power lines and other electric equipment. When the ice melted, it affected vegetation and electrical equipment, causing additional outages.

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by these storms were estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana was seeking an LPSC determination that $2.11 billion was prudently incurred and, therefore, was eligible for recovery from customers. Additionally, Entergy Louisiana was requesting that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million was appropriate. In July 2021, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
In August 2021, Hurricane Ida caused extensive damage to Entergy Louisiana’s distribution and, to a lesser extent, transmission systems resulting in widespread power outages. In September 2021, Entergy Louisiana filed an application at the LPSC seeking approval of certain ratemaking adjustments in connection with the issuance of approximately $1 billion of shorter-term mortgage bonds to provide interim financing for restoration costs associated with Hurricane Ida, which bonds were issued in October 2021. Also in September 2021, Entergy Louisiana sought approval for the creation and funding of a $1 billion restricted escrow account for Hurricane Ida restoration costs, subject to a subsequent prudence review.

After filing of testimony by LPSC staff and intervenors, which generally supported or did not oppose Entergy Louisiana’s requests in regard to Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida, the parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in February 2022. The settlement agreement contained the following key terms: $2.1 billion of restoration costs from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $51 million were recoverable; a $290 million cash storm reserve should be re-established; a $1 billion reserve should be established to partially pay for Hurricane Ida restoration costs; and Entergy Louisiana was authorized to finance $3.186 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. The LPSC issued an order approving the settlement in March 2022. As a result of the financing order, in first quarter 2022, Entergy Louisiana reclassified $1.339 billion from utility plant to other regulatory assets. The securitization process is expected to be completed in second quarter 2022.

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida currently are estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs through December 2022, Entergy Louisiana is seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, is eligible for recovery from customers. As part of this filing, Entergy Louisiana also is seeking an LPSC determination that an additional $32 million in restoration costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount is exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana is requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, is eligible for recovery from customers. As discussed above, in March 2022 the LPSC approved financing of a $1 billion storm escrow that can be withdrawn to finance costs associated with Hurricane Ida restoration. Entergy Louisiana expects to supplement the April 2022 application with a request that the LPSC authorize Entergy Louisiana to finance the remaining storm restoration costs included in the April 2022 application, currently expected to be through the securitization process authorized by Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
March 31, 2022, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING REVENUES
Electric	$1,237,237	$1,079,663
Natural gas	28,735	27,981
TOTAL	1,265,972	1,107,644

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	362,074	145,234
Purchased power	176,197	209,961
Nuclear refueling outage expenses	11,947	13,282
Other operation and maintenance	254,001	237,483
Decommissioning	17,688	16,823
Taxes other than income taxes	61,615	52,484
Depreciation and amortization	169,083	160,813
Other regulatory charges (credits) - net	(20,897)	31,097
TOTAL	1,031,708	867,177

OPERATING INCOME	234,264	240,467

OTHER INCOME
Allowance for equity funds used during construction	6,726	6,101
Interest and investment income	15,900	72,515
Miscellaneous - net	15,517	(34,638)
TOTAL	38,143	43,978

INTEREST EXPENSE
Interest expense	93,784	82,806
Allowance for borrowed funds used during construction	(3,026)	(2,759)
TOTAL	90,758	80,047

INCOME BEFORE INCOME TAXES	181,649	204,398

Income taxes	30,789	37,772

NET INCOME	$150,860	$166,626

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)

Net Income	$150,860	$166,626
Other comprehensive loss
Pension and other postretirement liabilities (net of tax benefit of $226 and $144)	(613)	(407)
Other comprehensive loss	(613)	(407)
Comprehensive Income	$150,247	$166,219

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$150,860	$166,626
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	213,022	198,868
Deferred income taxes, investment tax credits, and non-current taxes accrued	95,785	67,823
Changes in working capital:
Receivables	71,237	(13,080)
Fuel inventory	(46)	1,194
Accounts payable	(262,042)	(126,070)
Taxes accrued	(42,950)	20,619
Interest accrued	(857)	(9,163)
Deferred fuel costs	498	(203,815)
Other working capital accounts	(24,241)	(25,628)
Changes in provisions for estimated losses	2,694	(258)
Changes in other regulatory assets	(1,336,616)	(70,784)
Changes in other regulatory liabilities	(67,164)	22,503
Storm restoration costs approved for securitization recognized as regulatory asset	1,338,559	—
Changes in pension and other postretirement liabilities	(11,608)	(30,745)
Other	55,995	(52,688)
Net cash flow provided by (used in) operating activities	183,126	(54,598)

INVESTING ACTIVITIES
Construction expenditures	(935,692)	(945,831)
Allowance for equity funds used during construction	6,726	6,101
Nuclear fuel purchases	(55,913)	(52,435)
Proceeds from the sale of nuclear fuel	26,681	—
Changes to securitization account	—	(6,050)
Proceeds from nuclear decommissioning trust fund sales	155,269	291,275
Investment in nuclear decommissioning trust funds	(168,283)	(329,180)
Changes in money pool receivable - net	(66,621)	(62,346)
Litigation proceeds from settlement agreement	5,695	—
Other	17	—
Net cash flow used in investing activities	(1,032,121)	(1,098,466)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,506,637	1,399,245
Retirement of long-term debt	(401,411)	(368,707)
Distributions paid:
Common equity	(125,000)	—
Other	6,843	(3,678)
Net cash flow provided by financing activities	987,069	1,026,860

Net increase (decrease) in cash and cash equivalents	138,074	(126,204)
Cash and cash equivalents at beginning of period	18,573	728,020
Cash and cash equivalents at end of period	$156,647	$601,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$91,441	$89,432

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(Unaudited)

	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$15,933	$195
Temporary cash investments	140,714	18,378
Total cash and cash equivalents	156,647	18,573
Accounts receivable:
Customer	256,931	355,265
Allowance for doubtful accounts	(11,092)	(29,231)
Associated companies	159,787	96,539
Other	49,735	36,674
Accrued unbilled revenues	174,038	174,768
Total accounts receivable	629,399	634,015
Deferred fuel costs	44,876	45,374
Fuel inventory	43,004	42,958
Materials and supplies - at average cost	490,752	485,325
Deferred nuclear refueling outage costs	33,947	39,582
Prepayments and other	58,384	44,187
TOTAL	1,457,009	1,310,014

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	2,005,369	2,114,523
Non-utility property - at cost (less accumulated depreciation)	338,365	337,247
Other	13,812	13,744
TOTAL	3,748,133	3,856,101

UTILITY PLANT
Electric	27,252,039	28,055,038
Natural gas	288,820	285,006
Construction work in progress	721,536	847,924
Nuclear fuel	200,163	209,418
TOTAL UTILITY PLANT	28,462,558	29,397,386
Less - accumulated depreciation and amortization	9,940,422	9,860,252
UTILITY PLANT - NET	18,522,136	19,537,134

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	4,113,282	2,776,666
Deferred fuel costs	168,122	168,122
Other	39,358	27,801
TOTAL	4,320,762	2,972,589

TOTAL ASSETS	$28,048,040	$27,675,838

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2022 and December 31, 2021
(Unaudited)

	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$200,000	$200,000
Accounts payable:
Associated companies	81,781	183,172
Other	872,120	1,481,902
Customer deposits	153,109	150,697
Taxes accrued	21,298	64,248
Interest accrued	92,195	93,052
Current portion of unprotected excess accumulated deferred income taxes	15,182	24,291
Other	56,709	68,995
TOTAL	1,492,394	2,266,357

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,523,361	2,433,854
Accumulated deferred investment tax credits	101,408	102,588
Regulatory liability for income taxes - net	307,779	313,693
Other regulatory liabilities	990,456	1,042,597
Decommissioning	1,673,809	1,653,198
Accumulated provisions	27,185	24,490
Pension and other postretirement liabilities	516,628	528,213
Long-term debt	11,822,131	10,714,346
Other	387,083	415,930
TOTAL	18,349,840	17,228,909

Commitments and Contingencies

EQUITY
Member's equity	8,198,141	8,172,294
Accumulated other comprehensive income	7,665	8,278
TOTAL	8,205,806	8,180,572

TOTAL LIABILITIES AND EQUITY	$28,048,040	$27,675,838

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2020	$7,453,361	$4,327	$7,457,688

Net income	166,626	—	166,626
Other comprehensive loss	—	(407)	(407)
Other	(16)	—	(16)
Balance at March 31, 2021	$7,619,971	$3,920	$7,623,891

Balance at December 31, 2021	$8,172,294	$8,278	$8,180,572

Net income	150,860	—	150,860
Other comprehensive loss	—	(613)	(613)
Distributions declared on common equity	(125,000)	—	(125,000)
Other	(13)	—	(13)
Balance at March 31, 2022	$8,198,141	$7,665	$8,205,806

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $4.4 million primarily due to higher retail electric price, partially offset by higher depreciation and amortization expenses and higher interest expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2022 to the first quarter 2021:

Amount
(In Millions)
2021 operating revenues	$336.6
Fuel, rider, and other revenues that do not significantly affect net income	(2.2)
Retail electric price	16.4
Volume/weather	(1.8)
2022 operating revenues	$349.0

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2021 and July 2021. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filings.

The volume/weather variance is primarily due to a decrease in weather-adjusted residential usage, including the effect of the COVID-19 pandemic on first quarter 2021, partially offset by the effect of more favorable weather on residential and commercial sales.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	1,295	1,349	(4)
Commercial	1,021	1,004	2
Industrial	561	527	6
Governmental	96	95	1
Total retail	2,973	2,975	—
Sales for resale:
Non-associated companies	535	1,452	(63)
Total	3,508	4,427	(21)

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and millage rate increases.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $200 million of 3.50% Series mortgage bonds in March 2021 and the issuance of $200 million of 2.55% Series mortgage bonds in November 2021.

Income Taxes

The effective income tax rates were 20.2% for the first quarter 2022 and 22.2% for the first quarter 2021. The differences in the effective income tax rates for the first quarter 2022 and the first quarter 2021 versus the federal statutory rate of 21% were primarily due to certain book and tax differences related to utility plant items, partially offset by state income taxes.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$47,627	$18

Net cash provided by (used in):
Operating activities	(4,340)	54,311
Investing activities	(61,154)	(162,802)
Financing activities	17,895	185,189
Net increase (decrease) in cash and cash equivalents	(47,599)	76,698

Cash and cash equivalents at end of period	$28	$76,716

Operating Activities

Entergy Mississippi’s operating activities used $4.3 million of cash for the three months ended March 31, 2022 compared to providing $54.3 million of cash for the three months ended March 31, 2021 primarily due to the following activity:

•timing of payments to vendors;
•income tax refunds of $8 million received in 2021 in accordance with an intercompany income tax allocation agreement;
•higher collections from customers; and
•a decrease of $7.2 million in storm spending in 2022 primarily due to spending on Winter Storm Uri restoration efforts in 2021.

Investing Activities

Net cash flow used in investing activities decreased $101.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to:

•a decrease of $51.3 million in distribution construction expenditures primarily due to a higher scope of work performed in 2021 as compared to 2022; and
•money pool activity.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $40.5 million for the three months ended March 31, 2022 compared to increasing $9.7 million for the three months ended March 31, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $167.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the issuance of $200 million of 3.50% Series mortgage bonds in March 2021, partially offset by money pool activity.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow and Entergy Mississippi’s payable to the money pool increased by $22.4 million for the three months ended March 31, 2022 compared to decreasing by $16.5 million for the three months ended March 31, 2021.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	March 31, 2022	December 31, 2021
Debt to capital	53.9%	54.3%
Effect of subtracting cash	—%	(0.5%)
Net debt to net capital	53.9%	53.8%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition.  Entergy Mississippi also uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition because net debt indicates Entergy Mississippi’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
(In Thousands)
($22,386)	$40,456	$9,683	($16,516)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As of March 31, 2022, Entergy Mississippi had three separate credit facilities in the aggregate amount of $82.5 million scheduled to expire in April 2022. No borrowings were outstanding under the credit facilities as of March 31, 2022. In April 2022, Entergy Mississippi renewed the three separate existing credit facilities and increased the aggregate amount available under the facilities to $95 million, and extended the expiration date of each credit facility to April 2023. Also in April 2022, Entergy Mississippi entered into a credit facility in the amount of $150 million with an expiration date of July 2024. In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of March 31, 2022, $2.3 million in MISO letters of credit and $1 million in non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Mississippi, LLC
Management's Financial Discussion and Analysis

Entergy Mississippi had $33.2 million in its storm reserve escrow account at March 31, 2022.

Sunflower Solar Facility

As discussed in the Form 10-K, in November 2018, Entergy Mississippi announced that it signed an agreement for the purchase of an approximately 100 MW solar photovoltaic facility that will be sited on approximately 1,000 acres in Sunflower County, Mississippi. The estimated total investment, including the base purchase price and other related costs, for Entergy Mississippi to acquire the Sunflower Solar Facility is approximately $153.2 million. Entergy Mississippi will purchase the facility upon mechanical completion and after the other purchase contingencies have been met. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar Facility and its recovery through Entergy Mississippi’s interim capacity rate adjustment mechanism, subject to certain conditions including: (i) that Entergy Mississippi pursue a partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement, and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the level of recoverable costs. In April 2022, Entergy Mississippi confirmed mechanical completion of the Sunflower Solar Facility. The initial closing is targeted to occur in May 2022. In conjunction with closing, Entergy Mississippi is executing a partnership structure through which the partnership will acquire and own the Sunflower Solar Facility. Final payment of the purchase price will be made upon substantial completion of the facility, which is currently expected in third quarter 2022.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

2022 Formula Rate Plan Filing

In March 2022, Entergy Mississippi submitted its formula rate plan 2022 test year filing and 2021 look-back filing showing Entergy Mississippi’s earned return for the historical 2021 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2022 calendar year to be below the formula rate plan bandwidth. The 2022 test year filing shows a $69 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.70% return on rate base, within the formula rate plan bandwidth. The change in formula rate plan revenues, however, is capped at 4% of retail revenues, which equates to a revenue change of $48.6 million. The 2021 look-back filing compares actual 2021 results to the approved benchmark return on rate base and reflects the need for a $34.5 million interim increase in formula rate plan revenues. In fourth quarter 2021, Entergy Mississippi recorded a regulatory asset of $19 million to reflect the then-current estimate in connection with the look-back feature of the formula rate plan. In accordance with the provisions of the formula rate plan, Entergy Mississippi implemented a $24.3 million interim rate increase, reflecting a cap equal to 2% of 2021 retail revenues, effective in April 2022, subject to refund, pending a final MPSC order. A final order is expected in the second quarter 2022, with the resulting final rates, including amounts above the 2% cap of 2021 retail revenues, effective July 2022.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. As of March 31, 2022, Entergy Mississippi had a regulatory asset of $14.1 million for costs associated with the COVID-19 pandemic.

Entergy Mississippi, LLC
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

ENTERGY MISSISSIPPI, LLC
INCOME STATEMENTS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	2022	2021
	(In Thousands)
OPERATING REVENUES
Electric	$349,029	$336,619

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	67,277	60,197
Purchased power	61,212	68,591
Other operation and maintenance	65,811	67,831
Taxes other than income taxes	32,730	25,899
Depreciation and amortization	60,084	55,036
Other regulatory charges (credits) - net	3,907	8,129
TOTAL	291,021	285,683

OPERATING INCOME	58,008	50,936

OTHER DEDUCTIONS
Allowance for equity funds used during construction	1,078	1,668
Interest and investment income	64	42
Miscellaneous - net	(1,153)	(2,313)
TOTAL	(11)	(603)

INTEREST EXPENSE
Interest expense	20,434	17,613
Allowance for borrowed funds used during construction	(465)	(677)
TOTAL	19,969	16,936

INCOME BEFORE INCOME TAXES	38,028	33,397

Income taxes	7,673	7,425

NET INCOME	$30,355	$25,972

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$30,355	$25,972
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	60,084	55,036
Deferred income taxes, investment tax credits, and non-current taxes accrued	3,979	22,593
Changes in assets and liabilities:
Receivables	(6,379)	4,557
Fuel inventory	23	1,736
Accounts payable	989	26,391
Taxes accrued	(63,785)	(75,886)
Interest accrued	10,613	4,238
Deferred fuel costs	(24,076)	(25,722)
Other working capital accounts	(46,494)	(3,425)
Provisions for estimated losses	(179)	(7,689)
Other regulatory assets	16,301	11,015
Other regulatory liabilities	21,689	19,147
Pension and other postretirement liabilities	(3,906)	(5,668)
Other assets and liabilities	(3,554)	2,016
Net cash flow provided by (used in) operating activities	(4,340)	54,311

INVESTING ACTIVITIES
Construction expenditures	(102,686)	(154,788)
Allowance for equity funds used during construction	1,078	1,668
Changes in money pool receivable - net	40,456	(9,683)
Other	(2)	1
Net cash flow used in investing activities	(61,154)	(162,802)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	200,573
Changes in money pool payable - net	22,386	(16,516)
Other	(4,491)	1,132
Net cash flow provided by financing activities	17,895	185,189

Net increase (decrease) in cash and cash equivalents	(47,599)	76,698
Cash and cash equivalents at beginning of period	47,627	18
Cash and cash equivalents at end of period	$28	$76,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$9,160	$12,757
Income taxes	$—	($8,045)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$29
Temporary cash investments	2	47,598
Total cash and cash equivalents	28	47,627
Accounts receivable:
Customer	86,389	84,048
Allowance for doubtful accounts	(3,396)	(7,209)
Associated companies	5,008	42,994
Other	17,994	14,609
Accrued unbilled revenues	50,404	56,034
Total accounts receivable	156,399	190,476
Deferred fuel costs	145,954	121,878
Fuel inventory - at average cost	10,288	10,311
Materials and supplies - at average cost	75,509	69,639
Prepayments and other	40,847	6,394
TOTAL	429,025	446,325

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,523	4,527
Escrow accounts	48,888	48,886
TOTAL	53,411	53,413

UTILITY PLANT
Electric	6,650,580	6,613,109
Construction work in progress	120,538	95,452
TOTAL UTILITY PLANT	6,771,118	6,708,561
Less - accumulated depreciation and amortization	2,159,949	2,127,590
UTILITY PLANT - NET	4,611,169	4,580,971

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	446,131	462,432
Other	18,880	14,248
TOTAL	465,011	476,680

TOTAL ASSETS	$5,558,616	$5,557,389

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$62,229	$42,929
Other	104,367	113,000
Customer deposits	87,307	86,167
Taxes accrued	42,488	106,273
Interest accrued	27,896	17,283
Other	29,735	36,731
TOTAL	354,022	402,383

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	724,154	720,097
Accumulated deferred investment tax credits	10,857	10,913
Regulatory liability for income taxes - net	209,758	212,445
Other regulatory liabilities	73,689	49,313
Asset retirement cost liabilities	10,458	10,315
Accumulated provisions	37,849	38,028
Pension and other postretirement liabilities	55,101	59,065
Long-term debt	2,180,197	2,179,989
Other	32,608	35,273
TOTAL	3,334,671	3,315,438

Commitments and Contingencies

EQUITY
Member's equity	1,869,923	1,839,568
TOTAL	1,869,923	1,839,568

TOTAL LIABILITIES AND EQUITY	$5,558,616	$5,557,389

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC
STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2020	$1,672,734

Net income	25,972
Balance at March 31, 2021	$1,698,706

Balance at December 31, 2021	$1,839,568

Net income	30,355
Balance at March 31, 2022	$1,869,923

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $13.4 million primarily due to higher retail electric price and lower other operation and maintenance expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing first quarter 2022 to first quarter 2021:

Amount
(In Millions)
2021 operating revenues	$169.3
Fuel, rider, and other revenues that do not significantly affect net income	15.9
Retail electric price	10.3
Volume/weather	2.8
2022 operating revenues	$198.3

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to a rate increase effective November 2021 in accordance with the terms of the 2021 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The volume/weather variance is primarily due to an increase in commercial usage. The increase in commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in first quarter 2021.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	538	538	—
Commercial	465	446	4
Industrial	94	94	—
Governmental	178	172	3
Total retail	1,275	1,250	2
Sales for resale:
Non-associated companies	716	89	704
Total	1,991	1,339	49

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to a decrease of $2.4 million in non-nuclear generation expenses primarily due to the timing of the scope of work performed during plant outages in 2022 as compared to the same period in 2021 and a decrease of $2 million in energy efficiency expenses due to the timing of recovery from customers.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $90 million of 4.19% Series mortgage bonds and the issuance of $70 million of 4.51% Series mortgage bonds, each in November 2021.

Income Taxes

The effective income tax rate was 17.8% for first quarter 2022. The difference in the effective income tax rate for first quarter 2022 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$42,862	$26

Net cash provided by (used in):
Operating activities	41,811	(14,114)
Investing activities	(53,401)	14,875
Financing activities	(107)	14,825
Net increase (decrease) in cash and cash equivalents	(11,697)	15,586

Cash and cash equivalents at end of period	$31,165	$15,612

Operating Activities

Entergy New Orleans’s operating activities provided $41.8 million of cash for the three months ended March 31, 2022 compared to using $14.1 million of cash for the three months ended March 31, 2021 primarily due to the following activity:

•higher collections from customers;
•the timing of payments to vendors;
•an increase of $9.3 million in storm spending in 2022, primarily due to Hurricane Ida restoration efforts. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” in the Form 10-K for discussion of hurricane restoration efforts; and
•the timing of recovery of fuel and purchased power costs.

Investing Activities

Entergy New Orleans’s investing activities used $53.4 million of cash for the three months ended March 31, 2022 compared to providing $14.9 million of cash for the three months ended March 31, 2021 primarily due to the following activity:

•an increase of $50.2 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2022. The increase in storm restoration spending is primarily due to Hurricane Ida restoration efforts. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” in the Form 10-K for discussion of hurricane restoration efforts;
•$44.2 million in receipts from storm reserve escrow accounts in 2021; and
•money pool activity.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $18.3 million for the three months ended March 31, 2022. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Entergy New Orleans’s financing activities used $0.1 million of cash for the three months ended March 31, 2022 compared to providing $14.8 million of cash for the three months ended March 31, 2021 primarily due to money pool activity.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased $15 million for the three months ended March 31, 2021.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table.

	March 31, 2022	December 31, 2021
Debt to capital	54.8%	55.4%
Effect of excluding securitization bonds	(1.0%)	(1.0%)
Debt to capital, excluding securitization bonds (a)	53.8%	54.4%
Effect of subtracting cash	(1.0%)	(1.4%)
Net debt to net capital, excluding securitization bonds (a)	52.8%	53.0%

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

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
(In Thousands)
$18,122	$36,410	($25,229)	($10,190)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of March 31, 2022, no cash borrowings and no letters of credit were outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2022, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

In February 2022, Entergy New Orleans filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization. A City Council decision is expected in third quarter 2022.

Hurricane Ida

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” in the Form 10-K for a discussion of Hurricane Ida, which caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. Entergy New Orleans expects to initiate its storm cost recovery proceeding in late second quarter 2022.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

2022 Formula Rate Plan Filing

In April 2022, Entergy New Orleans submitted to the City Council its formula rate plan 2021 test year filing. The 2021 test year evaluation report produced an earned return on equity of 6.88% compared to the authorized return on equity of 9.35%. Entergy New Orleans seeks approval of a $40.2 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula results in an increase in authorized electric revenues of $32.3 million and an increase in authorized gas revenues of $3.2 million. Entergy New Orleans also seeks to commence collecting $4.7 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. The filing is subject to review by the City Council and other parties over a 75-day review period, followed by a 25-day period to resolve any disputes among the parties. Resulting rates will be effective with the first billing cycle of September 2022 pursuant to the formula rate plan tariff. For any disputed rate adjustments, however, the City Council would set a procedural schedule that would extend the process for City Council approval of disputed rate adjustments.

COVID-19 Orders

As discussed in the Form 10-K, in May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. As of March 31, 2022, Entergy New Orleans had a regulatory asset of $14.5 million for costs associated with the COVID-19 pandemic.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Reliability Investigation

As discussed in the Form 10-K, in April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. The City Council also approved a resolution that opened a prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New Orleans and whether fines should be imposed. In January 2019, Entergy New Orleans filed testimony in response to the prudence investigation and asserting that it had been prudent in managing system reliability. In April 2019 the City Council advisors filed comments and testimony asserting that Entergy New Orleans did not act prudently in maintaining and improving its distribution system reliability in recent years and recommending that a financial penalty in the range of $1.5 million to $2 million should be assessed.  Entergy New Orleans disagreed with the recommendation and submitted rebuttal testimony and rebuttal comments in June 2019. In November 2019 the City Council passed a resolution that penalized Entergy New Orleans $1 million for alleged imprudence in the maintenance of its distribution system. In December 2019, Entergy New Orleans filed suit in Louisiana state court seeking judicial review of the City Council’s resolution. In March 2022 the Civil District Court approved a scheduling order with briefing through May 2022 and oral argument in June 2022.

System Resiliency and Storm Hardening

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. The docket will identify a plan for storm hardening and resiliency projects with other stakeholders. In March 2022 the City Council granted Entergy New Orleans’s request for an extension of time to file a response until July 2022.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	2022	2021
	(In Thousands)
OPERATING REVENUES
Electric	$154,646	$139,148
Natural gas	43,626	30,187
TOTAL	198,272	169,335

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	43,397	19,012
Purchased power	56,470	68,670
Other operation and maintenance	33,652	38,178
Taxes other than income taxes	13,989	12,556
Depreciation and amortization	19,815	18,161
Other regulatory charges (credits) - net	4,185	3,130
TOTAL	171,508	159,707

OPERATING INCOME	26,764	9,628

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	369	258
Interest and investment income	24	9
Miscellaneous - net	(271)	(302)
TOTAL	122	(35)

INTEREST EXPENSE
Interest expense	8,694	7,029
Allowance for borrowed funds used during construction	(199)	(116)
TOTAL	8,495	6,913

INCOME BEFORE INCOME TAXES	18,391	2,680

Income taxes	3,265	909

NET INCOME	$15,126	$1,771

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$15,126	$1,771
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	19,815	18,161
Deferred income taxes, investment tax credits, and non-current taxes accrued	9,558	4,572
Changes in assets and liabilities:
Receivables	39,328	(1,975)
Fuel inventory	446	2,234
Accounts payable	(14,168)	(27,777)
Taxes accrued	(2,803)	13
Interest accrued	(613)	(3,203)
Deferred fuel costs	(9,959)	(4,886)
Other working capital accounts	(10,876)	(11,103)
Provisions for estimated losses	6,224	(40,680)
Other regulatory assets	25,499	28,879
Other regulatory liabilities	(16,667)	8,728
Pension and other postretirement liabilities	(2,782)	(4,397)
Other assets and liabilities	(16,317)	15,549
Net cash flow provided by (used in) operating activities	41,811	(14,114)

INVESTING ACTIVITIES
Construction expenditures	(68,959)	(26,165)
Allowance for equity funds used during construction	369	258
Changes in money pool receivable - net	18,288	—
Receipts from storm reserve escrow account	—	44,200
Payments to storm reserve escrow account	—	(3)
Changes in securitization account	(3,099)	(3,415)
Net cash flow provided by (used in) investing activities	(53,401)	14,875

FINANCING ACTIVITIES
Changes in money pool payable - net	—	15,039
Other	(107)	(214)
Net cash flow provided by (used in) financing activities	(107)	14,825

Net increase (decrease) in cash and cash equivalents	(11,697)	15,586
Cash and cash equivalents at beginning of period	42,862	26
Cash and cash equivalents at end of period	$31,165	$15,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$8,957	$9,921

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$26	$26
Temporary cash investments	31,139	42,836
Total cash and cash equivalents	31,165	42,862
Securitization recovery trust account	5,098	1,999
Accounts receivable:
Customer	61,442	69,902
Allowance for doubtful accounts	(7,702)	(13,282)
Associated companies	21,557	74,146
Other	12,590	13,668
Accrued unbilled revenues	24,481	25,550
Total accounts receivable	112,368	169,984
Deferred fuel costs	2,352	—
Fuel inventory - at average cost	2,499	2,945
Materials and supplies - at average cost	20,610	19,216
Prepayments and other	15,621	5,428
TOTAL	189,713	242,434

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
TOTAL	1,016	1,016

UTILITY PLANT
Electric	1,964,963	1,976,202
Natural gas	377,826	373,983
Construction work in progress	23,047	22,199
TOTAL UTILITY PLANT	2,365,836	2,372,384
Less - accumulated depreciation and amortization	785,381	774,309
UTILITY PLANT - NET	1,580,455	1,598,075

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $22,924 as of March 31, 2022 and $25,761 as of December 31, 2021)	223,118	248,617
Other	60,565	56,101
TOTAL	287,763	308,798

TOTAL ASSETS	$2,058,947	$2,150,323

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Payable due to associated company	$1,326	$1,326
Accounts payable:
Associated companies	41,135	45,057
Other	59,501	146,921
Customer deposits	29,470	28,539
Taxes accrued	1,582	4,385
Interest accrued	7,378	7,991
Deferred fuel costs	—	7,607
Current portion of unprotected excess accumulated deferred income taxes	—	1,906
Other	6,019	6,204
TOTAL	146,411	249,936

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	375,056	365,384
Accumulated deferred investment tax credits	16,297	16,306
Regulatory liability for income taxes - net	39,208	40,589
Asset retirement cost liabilities	—	4,032
Accumulated provisions	12,553	6,329
Long-term debt (includes securitization bonds of $29,721 as of March 31, 2022 and $29,661 as of December 31, 2021)	777,590	777,254
Long-term payable due to associated company	9,585	9,585
Other	28,406	42,193
TOTAL	1,258,695	1,261,672

Commitments and Contingencies

EQUITY
Member's equity	653,841	638,715
TOTAL	653,841	638,715

TOTAL LIABILITIES AND EQUITY	$2,058,947	$2,150,323

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2020	$606,917

Net income	1,771
Balance at March 31, 2021	$608,688

Balance at December 31, 2021	$638,715

Net income	15,126
Balance at March 31, 2022	$653,841

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income remained relatively unchanged, increasing $0.3 million, primarily due to higher retail electric price, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Operating Revenues

Following is an analysis of the change in operating revenues comparing the first quarter 2022 to the first quarter 2021:

Amount
(In Millions)
2021 operating revenues	$480.2
Fuel, rider, and other revenues that do not significantly affect net income	(28.3)
Volume/weather	0.1
Retail electric price	20.5
2022 operating revenues	$472.5

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is insignificant and primarily due to an increase in industrial usage, an increase in weather-adjusted commercial usage, and the effect of more favorable weather on residential and commercial sales. The increase in industrial usage was primarily due to an increase in demand from cogeneration and mid-to-small customers and an increase in demand from expansion projects, primarily in the transportation and chemicals industries. The increase in commercial usage was primarily due to an increase in customers and the effect of the COVID-19 pandemic on businesses in first quarter 2021. The increased usage from these industrial and commercial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

The retail electric price variance is primarily due to:

•increases in the transmission cost recovery factor rider effective March 2021 and March 2022;
•an increase in the distribution cost recovery factor rider effective January 2022; and
•an increase in the generation cost recovery rider effective January 2022.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the generation cost recovery rider and transmission and distribution cost recovery factor rider filings.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Texas for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	1,460	1,394	5
Commercial	1,059	1,004	5
Industrial	2,264	1,963	15
Governmental	64	62	3
Total retail	4,847	4,423	10
Sales for resale:
Associated companies	190	296	(36)
Non-associated companies	144	341	(58)
Total	5,181	5,060	2

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•an increase of $7.7 million in non-nuclear generation expenses primarily due to higher expenses associated with the Hardin County Peaking Facility, which was purchased in June 2021, and the Montgomery County Power Station and a higher scope of work performed during outages in 2022 as compared to the same period in 2021;
•an increase of $1.7 million in distribution operations expenses primarily due to higher contractor costs, higher vegetation maintenance costs, and higher safety and training costs; and
•several individually insignificant items.

The increase was partially offset by a decrease of $1.1 million in meter reading expenses as a result of the deployment of advanced metering systems.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rates were 9.3% for the first quarter 2022 and 9.1% for the first quarter 2021. The differences in the effective income tax rates for the first quarter 2022 and the first quarter 2021 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$28	$248,596

Net cash provided by (used in):
Operating activities	82,338	(28,864)
Investing activities	(144,536)	(223,696)
Financing activities	62,196	3,989
Net decrease in cash and cash equivalents	(2)	(248,571)

Cash and cash equivalents at end of period	$26	$25

Operating Activities

Entergy Texas’s operating activities provided $82.3 million of cash for the three months ended March 31, 2022 compared to using $28.9 million of cash for the three months ended March 31, 2021 primarily due to the following activity:

•the timing of recovery of fuel and purchased power costs, including increased fuel costs in 2021 as a result of Winter Storm Uri. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•the timing of payments to vendors; and
•higher collections from customers.

Investing Activities

Net cash flow used in investing activities decreased $79.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to:

•a decrease of $49 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2022 and lower spending on advanced metering infrastructure. The decrease in storm restoration spending is primarily due to Hurricane Laura restoration efforts in 2021;
•a decrease of $21.4 million in transmission construction expenditures primarily due to a lower scope of work on projects performed in 2022 as compared to 2021; and
•a decrease of $19.4 million in non-nuclear generation construction expenditures primarily due to a lower scope of work on projects performed in 2022 as compared to 2021.

The decrease was partially offset by cash collateral of $12 million posted in March 2022 to support Entergy Texas’s obligations to MISO.

Financing Activities

Net cash flow provided by financing activities increased $58.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to money pool activity.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $91.8 million for the three months ended March 31, 2022 compared to increasing by $30.9 million for the three months ended March 31, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table.

	March 31, 2022	December 31, 2021
Debt to capital	47.9%	48.7%
Effect of excluding the securitization bonds	(0.2%)	(0.5%)
Debt to capital, excluding securitization bonds (a)	47.7%	48.2%
Effect of subtracting cash	—%	—%
Net debt to net capital, excluding securitization bonds (a)	47.7%	48.2%

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

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
(In Thousands)
($171,393)	($79,594)	($30,858)	$4,601

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in June 2026.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of March 31, 2022, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of March 31, 2022, $79.6 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Orange County Advanced Power Station

As discussed in the Form 10-K, in September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined-cycle combustion turbine facility to be located in Bridge City, Texas at an initially-estimated expected total cost of $1.2 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. In December 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2022 certain intervenors filed testimony opposing the hydrogen co-firing component of the proposed project and others filed opposing the project outright. Also in March 2022, PUCT staff filed testimony opposing the hydrogen co-firing component of the proposed project, but otherwise taking no specific position on the merits of the project. The PUCT staff also proposed that the PUCT establish a maximum amount that Entergy Texas may recover in rates attributable to the project. In April 2022, Entergy Texas filed rebuttal testimony addressing and rebutting these various arguments. Also in April 2022 the ALJs with the State Office of Administrative Hearings approved a continuance of the hearing on the merits from April 2022 to June 2022, providing Entergy Texas an opportunity to accelerate the determination and fixing of pricing for the Orange County Advanced Power Station prior to the hearing. A final order by the PUCT is expected in third or fourth quarter of 2022. Entergy Texas also is pursuing environmental permitting that is required prior to the commencement of construction. Subject to receipt of required regulatory approvals, permits, and other conditions, the facility is expected to be in service by May 2026.

Hurricane Laura, Hurricane Delta, and Winter Storm Uri

As discussed in the Form 10-K, in August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to distribution and transmission infrastructure, and the loss of sales during the power outages. In July 2021, Entergy Texas filed with the PUCT an application for a financing order to approve the securitization of certain system restoration costs, which were approved by the PUCT as eligible for securitization in December 2021. In November 2021 the parties filed an unopposed settlement agreement supporting the issuance of a financing order consistent with Entergy Texas’s application and with minor adjustments to certain upfront and ongoing costs to be incurred to facilitate the issuance and serving of system restoration bonds. In January 2022 the PUCT issued a financing order consistent with the unopposed settlement. As a result of the financing order, in first quarter 2022, Entergy Texas reclassified $153 million from utility plant to other regulatory assets.

In April 2022, Entergy Texas Restoration Funding II, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $290.85 million of senior secured system restoration bonds (securitization bonds). With the proceeds, Entergy Texas Restoration Funding II purchased from Entergy Texas the transition property, which is the right to recover from customers through a system restoration charge amounts sufficient to service the securitization bonds. Entergy Texas began cost recovery through the system restoration charge effective with the first billing cycle of May 2022 and the system restoration charge is expected to remain in place up to 15 years. See Note 4 to the financial statements herein for a discussion of the April 2022 issuance of the securitization bonds.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Distribution Cost Recovery Factor (DCRF) Rider

As discussed in the Form 10-K, in August 2021, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $40.2 million annually, or $13.9 million in incremental annual revenues beyond Entergy Texas’s currently effective DCRF rider based on its capital invested in distribution between September 1, 2020 and June 30, 2021. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in December 2021. In December 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding, including a motion for interim rates to take effect for usage on and after January 24, 2022. Also, in December 2021, the ALJ with the State Office of Administrative Hearings issued an order granting the motion for interim rates, which went into effect in January 2022, admitting evidence, and remanding the proceeding to the PUCT to consider the settlement. In March 2022 the PUCT issued an order approving the settlement.

Generation Cost Recovery Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its generation capital investment in the Montgomery County Power Station through August 31, 2020, which was approved by the PUCT on an interim basis in January 2021. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include its generation capital investment in Montgomery County Power Station after August 31, 2020 and an unopposed settlement agreement filed on behalf of the parties by Entergy Texas in October 2021 was approved by the PUCT in January 2022. In February 2022, Entergy Texas filed a relate-back rider to collect over five months an additional approximately $5 million, which is the difference between the interim revenue requirement approved in January 2021 and the revenue requirement approved in January 2022 that reflects Entergy Texas’s full generation capital investment and ownership in Montgomery County Power Station on January 1, 2021, plus carrying costs from January 2021 through January 2022 when the updated revenue requirement took effect. In April 2022, Entergy Texas and PUCT staff filed a joint proposed order that supports approval of Entergy Texas’s as-filed request.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in April 2022. In January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. In March 2022, Entergy Texas filed on behalf of the parties an unopposed motion, which motion was granted by the ALJ with the State Office of Administrative Hearings, to abate the procedural schedule indicating that the parties had reached an agreement in principle. In April 2022, Entergy Texas filed on behalf of the parties a unanimous settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million, which is $4.5 million in incremental annual revenue above the $88.3 million approved in January 2022, related to Entergy Texas’s actual investment in the acquisition of the Hardin County Peaking Facility.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings, the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
appropriate period of recovery, and any amount of carrying costs thereon. As of March 31, 2022, Entergy Texas had a regulatory asset of $10.4 million for costs associated with the COVID-19 pandemic.

Green Pricing Option Tariffs

In January 2022, Entergy Texas filed an application requesting approval to implement two voluntary renewable option tariffs, Rider Small Volume Renewable Option (Rider SVRO) and Rider Large Volume Renewable Option (Rider LVRO). Both tariffs are voluntary offerings that give customers the ability to match some or all of their monthly electricity usage with renewable energy credits that are purchased by Entergy Texas and retired on the customer’s behalf. Voluntary participation in either Rider SVRO or Rider LVRO and the charges assessed under the respective tariff would be in addition to the charges paid by customers under their otherwise applicable rate schedules and riders. In April 2022, Entergy Texas filed on behalf of the parties an unopposed settlement agreement supporting approval of Entergy Texas’s proposed green pricing option tariffs. As part of the settlement agreement, Entergy Texas agreed to revise the cost allocation between the rate tiers of Rider SVRO and committed to collaborating with and considering the input of customers to develop an asset-backed green tariff program. This matter is awaiting placement on an open meeting agenda for PUCT consideration of the settlement.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	2022	2021
	(In Thousands)
OPERATING REVENUES
Electric	$472,482	$480,220

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	73,920	112,396
Purchased power	161,090	141,362
Other operation and maintenance	74,977	62,955
Taxes other than income taxes	20,449	21,875
Depreciation and amortization	56,061	50,936
Other regulatory charges (credits) - net	13,446	15,840
TOTAL	399,943	405,364

OPERATING INCOME	72,539	74,856

OTHER INCOME
Allowance for equity funds used during construction	2,596	2,445
Interest and investment income	188	224
Miscellaneous - net	307	(423)
TOTAL	3,091	2,246

INTEREST EXPENSE
Interest expense	20,912	23,038
Allowance for borrowed funds used during construction	(865)	(984)
TOTAL	20,047	22,054

INCOME BEFORE INCOME TAXES	55,583	55,048

Income taxes	5,180	4,990

NET INCOME	50,403	50,058

Preferred dividend requirements	518	470

EARNINGS APPLICABLE TO COMMON STOCK	$49,885	$49,588

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$50,403	$50,058
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	56,061	50,936
Deferred income taxes, investment tax credits, and non-current taxes accrued	(1,175)	(1,522)
Changes in assets and liabilities:
Receivables	(1,674)	(16,424)
Fuel inventory	8,039	3,509
Accounts payable	4,492	(42,511)
Taxes accrued	(15,188)	(5,123)
Interest accrued	(11,195)	(10,989)
Deferred fuel costs	(8,440)	(62,970)
Other working capital accounts	4,832	1,118
Provisions for estimated losses	54	(31)
Other regulatory assets	(135,079)	40,484
Other regulatory liabilities	(11,491)	(13,649)
Storm restoration costs approved for securitization recognized as regulatory asset	153,383	—
Pension and other postretirement liabilities	(4,146)	(5,434)
Other assets and liabilities	(6,538)	(16,316)
Net cash flow provided by (used in) operating activities	82,338	(28,864)

INVESTING ACTIVITIES
Construction expenditures	(155,948)	(238,903)
Allowance for equity funds used during construction	2,596	2,445
Litigation proceeds from settlement agreement	4,134	—
Change in money pool receivable - net	—	4,601
Changes in securitization account	16,631	8,161
Increase in other investments	(11,949)	—
Net cash flow used in investing activities	(144,536)	(223,696)

FINANCING ACTIVITIES
Retirement of long-term debt	(29,064)	(27,951)
Changes in money pool payable - net	91,799	30,858
Preferred stock dividends paid	(505)	(470)
Other	(34)	1,552
Net cash flow provided by financing activities	62,196	3,989

Net decrease in cash and cash equivalents	(2)	(248,571)
Cash and cash equivalents at beginning of period	28	248,596
Cash and cash equivalents at end of period	$26	$25

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$31,513	$33,394
Income taxes	($1,913)	($836)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$26	$28
Securitization recovery trust account	9,998	26,629
Accounts receivable:
Customer	88,964	83,797
Allowance for doubtful accounts	(2,783)	(5,814)
Associated companies	15,868	31,720
Other	23,315	13,404
Accrued unbilled revenues	61,658	62,241
Total accounts receivable	187,022	185,348
Deferred fuel costs	56,720	48,280
Fuel inventory - at average cost	34,673	42,712
Materials and supplies - at average cost	73,415	72,884
Prepayments and other	23,902	17,515
TOTAL	385,756	393,396

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	287	300
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	17,730	18,128
TOTAL	18,393	18,804

UTILITY PLANT
Electric	7,071,317	7,181,567
Construction work in progress	207,167	183,965
TOTAL UTILITY PLANT	7,278,484	7,365,532
Less - accumulated depreciation and amortization	2,053,212	2,049,750
UTILITY PLANT - NET	5,225,272	5,315,782

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $11,221 as of March 31, 2022 and $23,818 as of December 31, 2021)	556,412	421,333
Other	119,734	112,096
TOTAL	676,146	533,429

TOTAL ASSETS	$6,305,567	$6,261,411

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$225,441	$142,929
Other	140,760	164,981
Customer deposits	37,535	37,271
Taxes accrued	33,830	49,018
Interest accrued	7,807	19,002
Current portion of unprotected excess accumulated deferred income taxes	20,059	27,188
Other	15,797	16,120
TOTAL	481,229	456,509

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	695,150	692,496
Accumulated deferred investment tax credits	9,172	9,325
Regulatory liability for income taxes - net	137,959	144,145
Other regulatory liabilities	38,884	37,060
Asset retirement cost liabilities	8,638	8,520
Accumulated provisions	8,296	8,242
Long-term debt (includes securitization bonds of $24,953 as of March 31, 2022 and $53,979 as of December 31, 2021)	2,325,371	2,354,148
Other	67,777	67,760
TOTAL	3,291,247	3,321,696

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2022 and 2021	49,452	49,452
Paid-in capital	1,050,125	1,050,125
Retained earnings	1,394,764	1,344,879
Total common shareholder's equity	2,494,341	2,444,456
Preferred stock without sinking fund	38,750	38,750
TOTAL	2,533,091	2,483,206

TOTAL LIABILITIES AND EQUITY	$6,305,567	$6,261,411

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2020	$35,000	$49,452	$955,162	$1,117,964	$2,157,578

Net income	—	—	—	50,058	50,058
Preferred stock dividends	—	—	—	(470)	(470)
Balance at March 31, 2021	$35,000	$49,452	$955,162	$1,167,552	$2,207,166

Balance at December 31, 2021	$38,750	$49,452	$1,050,125	$1,344,879	$2,483,206

Net income	—	—	—	50,403	50,403
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2022	$38,750	$49,452	$1,050,125	$1,394,764	$2,533,091

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

System Energy’s principal asset currently consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues. As discussed in “Complaints Against System Energy” below, System Energy is currently involved in proceedings at the FERC commenced by the retail regulators of its customers regarding its return on equity, its capital structure, its renewal of the sale-leaseback of 11.5% of Grand Gulf, the treatment of uncertain tax positions in rate base, the prudence of its operation of Grand Gulf, and the rates it charges under the Unit Power Sales Agreement.

Results of Operations

Net Income

Net income increased $7.6 million primarily due to the increase in operating revenues resulting from changes in rate base.

Income Taxes

The effective income tax rate was 23.2% for the first quarter 2022. The difference in the effective income tax rate for the first quarter 2022 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$89,201	$242,469

Net cash provided by (used in):
Operating activities	40,011	(29,242)
Investing activities	(94,802)	(23,437)
Financing activities	63,845	(57,563)
Net increase (decrease) in cash and cash equivalents	9,054	(110,242)

Cash and cash equivalents at end of period	$98,255	$132,227

Operating Activities

System Energy’s operating activities provided $40 million of cash for the three months ended March 31, 2022 compared to using $29.2 million of cash for the three months ended March 31, 2021 primarily due to income tax payments of $39.1 million in 2021 and timing of payments to vendors, partially offset by an increase in spending of $12.7 million on nuclear refueling outages in 2022 as compared to the same period in 2021 and timing of collections of receivables. System Energy had income tax payments in 2021 as a result of the amended Mississippi tax returns filed based on federal adjustments related to the resolution of the 2014-2015 IRS audit, as well as a portion of the payments made in accordance with an intercompany income tax allocation agreement. See Note 3 to the financial statements in the Form 10-K for discussion of the 2014-2015 IRS audit.

Investing Activities

Net cash flow used in investing activities increased $71.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to:

•an increase of $71.9 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•an increase of $31.3 million in nuclear construction expenditures due to increased spending on various nuclear projects in 2022.

The increase was offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $18.6 million for the three months ended March 31, 2022 compared to increasing by $12.7 million for the three months ended March 31, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Financing Activities

System Energy’s financing activities provided $63.8 million of cash for the three months ended March 31, 2022 compared to using $57.6 million of cash for the three months ended March 31, 2021 primarily due to:

•the repayment in February 2021 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity; and
•a decrease of $21 million in common stock dividends and distributions. No common stock dividends or distributions were made in 2022 in order to maintain System Energy’s capital structure.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the net repayment of long-term debt in 2021.

	March 31, 2022	December 31, 2021
Debt to capital	41.8%	40.4%
Effect of subtracting cash	(3.2%)	(3.0%)
Net debt to net capital	38.6%	37.4%

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

System Energy’s receivables from the money pool were as follows:

March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
(In Thousands)
$57,139	$75,745	$16,682	$4,004

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2024. As of March 31, 2022, $100 million in loans were outstanding under the

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

Complaints Against System Energy

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $61 million, which includes interest through March 31, 2022, and the estimated resulting annual rate reduction would be approximately $45 million. The estimated refund will continue to accrue interest until a final FERC decision is issued. Based on the course of the proceeding to date, System Energy has recorded a provision of $38 million, including interest, as of March 31, 2022.

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

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through March 31, 2022, is approximately $422 million, plus interest, which is approximately $135 million through March 31, 2022. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through March 31, 2022.

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

Unit Power Sales Agreement Complaint

The first of the additional complaints was filed by the LPSC, the APSC, the MPSC and the City Council in September 2020. The first complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in abeyance pending the FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above. System Energy agreed that the hearing should be held in abeyance but sought rehearing of the FERC’s decision as related to matters set for hearing that were beyond the scope of the FERC’s jurisdiction or authority. The complainants sought rehearing of the FERC’s decision to hold the hearing in abeyance and filed a motion to proceed, which motion System Energy subsequently opposed. In June 2021, System Energy’s request for rehearing was denied by operation of law, and System Energy filed an appeal of the FERC’s orders in the Court of Appeals for the Fifth Circuit. The appeal was initially stayed for a period of 90 days, but the stay expired. In November 2021 the Fifth Circuit dismissed the appeal as premature.

In November 2021 the LPSC, APSC, and City Council filed direct testimony and requested the FERC to order refunds for prior periods and prospective amendments to the Unit Power Sales Agreement. The LPSC’s refund claims include, among other things, allegations that: (1) System Energy should not have included certain sale-leaseback transaction costs in prepayments; (2) System Energy should have credited rate base to reflect the time value of money associated with the advance collection of lease payments; (3) System Energy incorrectly included refueling outage costs that were recorded in account 174 in rate base; and (4) System Energy should have excluded several accumulated deferred income tax balances in account 190 from rate base. The LPSC is also seeking a retroactive adjustment to retained earnings and capital structure in conjunction with the implementation of

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
its proposed refunds. In addition, the LPSC seeks amendments to the Unit Power Sales Agreement going forward to address below-the-line costs, incentive compensation, the working capital allowance, litigation expenses, and the 2019 termination of the capital funds agreement. The APSC argues that: (1) System Energy should have included borrowings from the Entergy System money pool in its determination of short-term debt in its cost of capital; and (2) System Energy should credit customers with System Energy’s allocation of earnings on money pool investments. The City Council alleges that System Energy has maintained excess cash on hand in the money pool and that retention of excess cash was imprudent. Based on this allegation, the City Council’s witness recommends a refund of approximately $98.8 million for the period 2004-September 2021 or other alternative relief. The City Council further recommends that the FERC impose a hypothetical equity ratio such as 48.15% equity to capital on a prospective basis.

In January 2022, System Energy filed answering testimony arguing that the FERC should not order refunds for prior periods or any prospective amendments to the Unit Power Sales Agreement. In response to the LPSC’s refund claims, System Energy argues, among other things, that (1) the inclusion of sale-leaseback transaction costs in prepayments was correct; (2) the filed rate doctrine bars the request for a retroactive credit to rate base for the time value of money associated with the advance collection of lease payments; (3) an accounting misclassification for deferred refueling outage costs has been corrected, caused no harm to customers, and requires no refunds; and (4) its accounting and ratemaking treatment of specified accumulated deferred income tax balances in account 190 has been correct. System Energy further responds that no retroactive adjustment to retained earnings or capital structure should be ordered because there is no general policy requiring such a remedy and there was no showing that the retained earnings element of the capital structure was incorrectly implemented. Further, System Energy presented evidence that all of the costs that are being challenged were long known to the retail regulators and were approved by them for inclusion in retail rates, and the attempt to retroactively challenge these costs, some of which have been included in rates for decades, is unjust and unreasonable. In response to the LPSC’s proposed going-forward adjustments, System Energy presents evidence to show that none of the proposed adjustments are needed. On the issue of below-the-line expenses, during discovery procedures, System Energy identified a historical allocation error in certain months and agreed to provide a bill credit to customers to correct the error. In response to the APSC’s claims, System Energy argues that the Unit Power Sales Agreement does not include System Energy’s borrowings from the Entergy System money pool or earnings on deposits to the Entergy System money pool in the determination of the cost of capital; and accordingly, no refunds are appropriate on those issues. In response to the City Council’s claims, System Energy argues that it has reasonably managed its cash and that the City Council’s theory of cash management is defective because it fails to adequately consider the relevant cash needs of System Energy and it makes faulty presumptions about the operation of the Entergy System money pool. System Energy further points out that the issue of its capital structure is already subject to pending FERC litigation.

In March 2022 the FERC trial staff filed direct and answering testimony in response to the LPSC, APSC, and City Council’s direct testimony. In its testimony, the FERC trial staff recommends refunds for two primary reasons: (1) it concluded that System Energy should have excluded specified accumulated deferred income tax balances in account 190 associated with rate refunds; and (2) it concluded that System Energy should have excluded specified accumulated deferred income tax balances in account 190 associated with a deemed contract satisfaction and reissuance that occurred in 2005. The FERC trial staff recommends refunds of $84.1 million, exclusive of any tax gross-up or FERC interest. In addition, the FERC trial staff recommends the following prospective modifications to the Unit Power Sales Agreement: (1) inclusion of a rate base credit to recognize the time value of money associated with the advance collection of lease payments; (2) exclusion of executive incentive compensation costs for members of the Office of the Chief Executive and long-term performance unit costs where awards are based solely or primarily on financial metrics; and (3) exclusion of unvested, accrued amounts for stock options, performance units, and restricted stock awards. With respect to issues that ultimately concern the reasonableness of System Energy’s rate of return, the FERC trial staff states that it is unnecessary to consider such issues in this proceeding, in light of the pending case concerning System Energy’s return on equity and capital structure. On all other material issues raised by the LPSC, APSC, and City Council, the FERC trial staff recommends either no refunds or no modification to the Unit Power Sales Agreement.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2020 Calendar Year Bills

System Energy’s Unit Power Sales Agreement includes formula rate protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In February 2022, pursuant to the protocols procedures, the LPSC, the APSC, the MPSC, the City Council, and the Mississippi Public Utilities Staff filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2020. The formal challenge alleges: (1) that it was imprudent for System Energy to accept the IRS’s partial acceptance of a previously uncertain tax position; (2) that System Energy should have delayed recording the result of the IRS’s partial acceptance of the previously uncertain tax position until after internal tax allocation payments were made; (3) that the equity ratio charged in rates was excessive; (4) that sale-leaseback rental payments should have been excluded from rates; and (5) that all issues in the ongoing Unit Power Sales Agreement Complaint proceeding should also be reflected in calendar year 2020 bills. While System Energy disagrees that any refunds are owed for the 2020 calendar year bills, the formal challenge estimates that the financial impact of the first through fourth allegations is approximately $53 million; it does not provide an estimate of the financial impact of the fifth allegation.

In March 2022, System Energy filed an answer to the formal challenge in which it requested that the FERC deny the formal challenge as a matter of law, or else hold the proceeding in abeyance pending the resolution of related dockets.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	2022	2021
	(In Thousands)
OPERATING REVENUES
Electric	$141,376	$117,746

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	7,923	16,859
Nuclear refueling outage expenses	5,927	6,718
Other operation and maintenance	43,904	41,960
Decommissioning	9,917	9,529
Taxes other than income taxes	7,851	6,825
Depreciation and amortization	29,923	28,194
Other regulatory charges (credits) - net	(8,524)	11,550
TOTAL	96,921	121,635

OPERATING INCOME (LOSS)	44,455	(3,889)

OTHER INCOME
Allowance for equity funds used during construction	2,047	1,111
Interest and investment income	5,232	27,442
Miscellaneous - net	(1,639)	(2,024)
TOTAL	5,640	26,529

INTEREST EXPENSE
Interest expense	9,481	9,535
Allowance for borrowed funds used during construction	(327)	(188)
TOTAL	9,154	9,347

INCOME BEFORE INCOME TAXES	40,941	13,293

Income taxes	9,509	(10,571)

NET INCOME	$31,432	$23,864

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$31,432	$23,864
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	46,566	53,433
Deferred income taxes, investment tax credits, and non-current taxes accrued	(8,690)	(10,197)
Changes in assets and liabilities:
Receivables	(3,845)	9,255
Accounts payable	(15,017)	(21,296)
Taxes accrued	5,939	(33,364)
Interest accrued	(475)	(1,088)
Other working capital accounts	(20,646)	2,347
Other regulatory assets	(2,331)	20,923
Other regulatory liabilities	(85,655)	(12,591)
Pension and other postretirement liabilities	(4,542)	(7,424)
Other assets and liabilities	97,275	(53,104)
Net cash flow provided by (used in) operating activities	40,011	(29,242)

INVESTING ACTIVITIES
Construction expenditures	(46,509)	(14,890)
Allowance for equity funds used during construction	2,047	1,111
Nuclear fuel purchases	(75,251)	(4,745)
Proceeds from the sale of nuclear fuel	11,257	12,626
Proceeds from nuclear decommissioning trust fund sales	62,717	211,481
Investment in nuclear decommissioning trust funds	(67,669)	(216,342)
Changes in money pool receivable - net	18,606	(12,678)
Net cash flow used in investing activities	(94,802)	(23,437)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	225,956	189,244
Retirement of long-term debt	(162,111)	(225,807)
Common stock dividends and distributions paid	—	(21,000)
Net cash flow provided by (used in) financing activities	63,845	(57,563)

Net increase (decrease) in cash and cash equivalents	9,054	(110,242)
Cash and cash equivalents at beginning of period	89,201	242,469
Cash and cash equivalents at end of period	$98,255	$132,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$9,749	$10,720
Income taxes	$—	$39,085

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$72	$87
Temporary cash investments	98,183	89,114
Total cash and cash equivalents	98,255	89,201
Accounts receivable:
Associated companies	102,258	118,977
Other	8,961	7,003
Total accounts receivable	111,219	125,980
Materials and supplies - at average cost	124,639	127,093
Deferred nuclear refueling outage costs	32,250	10,123
Prepayments and other	2,843	1,870
TOTAL	369,206	354,267

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,308,172	1,385,254
TOTAL	1,308,172	1,385,254

UTILITY PLANT
Electric	5,357,646	5,362,494
Construction work in progress	149,025	97,968
Nuclear fuel	210,446	171,438
TOTAL UTILITY PLANT	5,717,117	5,631,900
Less - accumulated depreciation and amortization	3,414,249	3,396,136
UTILITY PLANT - NET	2,302,868	2,235,764

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	397,877	395,546
Other	1,728	1,793
TOTAL	399,605	397,339

TOTAL ASSETS	$4,379,851	$4,372,624

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$50,335	$50,329
Accounts payable:
Associated companies	11,736	23,682
Other	70,571	62,573
Taxes accrued	38,857	32,918
Interest accrued	11,239	11,714
Other	4,101	4,101
TOTAL	186,839	185,317

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	373,447	382,931
Accumulated deferred investment tax credits	42,684	43,003
Regulatory liability for income taxes - net	111,511	113,165
Other regulatory liabilities	660,943	744,944
Decommissioning	1,017,520	1,007,603
Pension and other postretirement liabilities	71,562	76,104
Long-term debt	755,018	690,967
Other	37,535	37,230
TOTAL	3,070,220	3,095,947

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2022 and 2021	951,850	951,850
Retained earnings	170,942	139,510
TOTAL	1,122,792	1,091,360

TOTAL LIABILITIES AND EQUITY	$4,379,851	$4,372,624

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2020	$951,850	$128,696	$1,080,546

Net income	—	23,864	23,864
Common stock dividends and distributions	—	(21,000)	(21,000)
Balance at March 31, 2021	$951,850	$131,560	$1,083,410

Balance at December 31, 2021	$951,850	$139,510	$1,091,360

Net income	—	31,432	31,432
Balance at March 31, 2022	$951,850	$170,942	$1,122,792

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

Item 1A.  Risk Factors

See the risk factors discussed in "Part I, Item 1A. RISK FACTORS" in the Form 10-K, which could materially affect Entergy's and its Registrant Subsidiaries' business, financial condition, or future results. The information set forth in this report, including the risk factor presented below, updates and should be read in conjunction with the risk factors and information disclosed in the Form 10-K.

The completion of capital projects, including the construction of power generation facilities, and other capital improvements involve substantial risks. Should such efforts be unsuccessful, the financial condition, results of operations, or liquidity of Entergy and the Utility operating companies could be materially affected.

Entergy’s and the Utility operating companies’ ability to complete capital projects, including the construction of power generation facilities, or make other capital improvements, in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, project management expertise, escalating costs for materials, labor, and environmental compliance, reliance on suppliers for timely and satisfactory performance, and pandemic-related delays and cost increases. Delays in obtaining permits, shortages in materials and qualified labor, levels of public support or opposition, suppliers and contractors not performing as expected or required under their contracts and/or experiencing financial problems that inhibit their ability to fulfill their obligations under contracts, changes in the scope and timing of projects, poor quality initial cost estimates from contractors, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel costs, or materials costs, downward changes in the economy, changes in law or regulation, including environmental compliance requirements, trade and tariff issues associated with imported solar panels, supply chain delays or disruptions, and other events beyond the control of the Utility operating companies or the Entergy Wholesale Commodities business may occur that may materially affect the schedule, cost, and performance of these projects. If these projects or other capital improvements are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments, or face increased risk of potential write-off of the investment in the project. In addition, the Utility operating companies could be exposed to higher costs and market volatility, which could affect cash flow and cost recovery, should their respective regulators decline to approve the construction of the project or new generation needed to meet the reliability needs of customers at the lowest reasonable cost.

For further information regarding capital expenditure plans and other uses of capital in connection with capital projects, including the potential construction and/or purchase of additional generation supply sources within the Utility operating companies’ service territory, see the “Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital” section of Management’s Financial Discussion and Analysis for Entergy herein and in the Form 10-K and the “Liquidity and Capital Resources - Uses of Capital” section of Management’s Financial Discussion and Analysis in the Form 10-K and the “Liquidity and Capital Resources - Uses and Sources of Capital” section of Management’s Financial Discussion and Analysis herein for each of the Registrant Subsidiaries.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

1/01/2022-1/31/2022	—	$—	—	$350,052,918
2/01/2022-2/28/2022	—	$—	—	$350,052,918
3/01/2022-3/31/2022	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2022, Entergy withheld 79,738 shares of its common stock at $110.35 per share, 77,207 shares of its common stock at $111.16 per share, 35,940 shares of its common stock at $111.77 per share, 1,219 shares of its common stock at $109.01 per share, 577 shares of its common stock at $106.62 per share, 232 shares of its common stock at $110.77 per share, 87 shares of its common stock at $109.01 per share, and 82 shares of its common stock at $111.47 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

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

Nuclear Waste Policy Act of 1982

Nuclear Plant Decommissioning

In March 2022 filings with the NRC were made reporting on decommissioning funding for Palisades and the Big Rock Point dry fuel storage facility. Those reports showed that decommissioning funding for those facilities met the NRC’s financial assurance requirements.

Environmental Regulation

Following are updates to the “Environmental Regulation” section of Part I, Item 1 of the Form 10-K.

National Ambient Air Quality Standards

See the Form 10-K for discussion of the National Ambient Air Quality Standards (NAAQS) set by the EPA in accordance with the Clean Air Act. Following are updates to that discussion.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which had a compliance date, with a widely granted one-year extension, of April 2016. The required controls have been installed and are operational at all affected Entergy units. In May 2020 the EPA finalized a rule that finds that it is not “appropriate and necessary” to regulate hazardous air pollutants from electric steam generating units under the provisions of section 112(n) of the Clean Air Act. This is a reversal of the EPA’s previous finding requiring such regulation. The final appropriate and necessary finding does not revise the underlying MATS rule. Several lawsuits have been filed challenging the appropriate and necessary finding. In February 2021 the D.C. Circuit granted the EPA’s motion to hold the litigation in abeyance pending the agency’s review of the appropriate and necessary rule. In February 2022 the EPA issued a proposed rule revoking the 2020 rule and determining, again, that it is “appropriate and necessary” to regulate hazardous air pollutants. The EPA is seeking additional information, which it could use to further tighten the standard. Entergy will continue to monitor this situation.

Cross-State Air Pollution

As discussed in the Form 10-K, the Cross-State Air Pollution Rule (CSAPR) has been remanded to and modified by the EPA on multiple occasions. In April 2022 the EPA published a rule to address interstate transport for the 2015 ozone NAAQS and which will increase the stringency of the CSAPR program in all four of the states where the Utility operating companies operate. If finalized as proposed, the rule will significantly reduce emission allowances and would likely require the installation of post-combustion nitrogen oxides (NOx) emissions controls on any coal or large legacy gas units that will operate beyond 2026 and are not currently equipped with such controls, including certain of Entergy’s plants. Additionally the EPA is proposing controls on certain non-electric generating NOx sources. Since releasing the proposed rule, the price for Group 3 allowances has increased to $8,500 per allowance. Comments on the proposed rule are due in June 2022, and Entergy is currently evaluating the publication.

Regional Haze

As discussed in the Form 10-K, the second planning period (2018-2028) for the regional haze program required states to examine sources for impacts on visibility and to prepare State Implementation Plans (SIPs) by July 31, 2021 which the Arkansas Department of Energy and Environment, Division of Environmental Quality (ADEQ) did not meet. The ADEQ released a draft proposed SIP in February 2022. The ADEQ reviewed Entergy’s Independence plant, but determined that additional air emission controls would not be cost-effective considering the facility’s commitment to cease coal-fired combustion by December 31, 2030. The ADEQ is expected to finalize this SIP and submit to the EPA for review by the end of 2022.

The Texas Commission on Environmental Quality has completed its second-planning period SIP and submitted it to the EPA for review. There were no Entergy sources selected for additional emission controls. The Mississippi Department of Environmental Quality continues to develop its SIP, but there are no Entergy sources that are expected to be impacted.

Item 6.  Exhibits

4(a) -
Credit Agreement dated as of April 14, 2022, among Entergy Mississippi, as Borrower, the banks and other financial institutions listed on the signature pages thereof, as Lenders, and Citibank, N.A., as Administrative Agent (4.1 to Form 8-K filed April 14, 2022 in 1-31508).

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

Date:    May 5, 2022