Form 10-Q
period 2022-06-30
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2022-08-04
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at July 29, 2022
Entergy Corporation	($0.01 par value)	203,417,995

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2021 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•changes in the regulation or regulatory oversight of Entergy’s owned or operated nuclear generating facilities, nuclear materials and fuel, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and fuel;
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
•changes to federal income tax laws and regulations, including the Senate-proposed Inflation Reduction Act of 2022, and including the continued impact of the Tax Cuts and Jobs Act and its intended and unintended consequences on financial results and future cash flows;
•the effects of Entergy’s strategies to reduce tax payments;
•changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to and cost of capital and Entergy’s ability to refinance existing securities and fund investments and acquisitions;

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

Entergy Wholesale Commodities
Entergy’s non-utility business segment primarily comprised of the ownership, operation, and decommissioning of nuclear power plants, the ownership of interests in non-nuclear power plants, and the sale of the electric power produced by its operating power plants to wholesale customers. With the sale of Palisades in June 2022, Entergy completed its multi-year strategy to exit the merchant nuclear power business.

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

IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
LURC	Louisiana Utilities Restoration Corporation
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s), which equals one thousand kilowatts
Nelson Unit 6
Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, 70% of which is co-owned by Entergy Louisiana (57.5%) and Entergy Texas (42.5%) and 10.9% of which is owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment

Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
NRC	Nuclear Regulatory Commission
Palisades	Palisades Nuclear Plant (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in May 2022 and was sold in June 2022
Parent & Other	The portions of Entergy not included in the Utility or Entergy Wholesale Commodities segments, primarily consisting of the activities of the parent company, Entergy Corporation
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Louisiana
SEC	Securities and Exchange Commission
System Agreement
Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources. The agreement terminated effective August 2016.

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
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
•The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of the shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants. With the sale of Palisades in June 2022, Entergy completed its multi-year strategy to exit the merchant nuclear power business.

See Note 7 to the financial statements herein for financial information regarding Entergy’s business segments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Results of Operations

Second Quarter 2022 Compared to Second Quarter 2021

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the second quarter 2022 to the second quarter 2021 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2021 Net Income (Loss) Attributable to Entergy Corporation	$325,903	($275,195)	($56,682)	($5,974)

Operating revenues	632,884	(59,723)	(35)	573,126
Fuel, fuel-related expenses, and gas purchased for resale	18,570	7,317	(5)	25,882
Purchased power	310,321	7,930	5	318,256
Other regulatory charges (credits) - net	816,201	—	—	816,201
Other operation and maintenance	34,446	(40,848)	2,999	(3,403)
Asset write-offs, impairments, and related charges (credits)	—	(506,158)	—	(506,158)
Taxes other than income taxes	19,567	(3,239)	5	16,333
Depreciation and amortization	34,891	(11,172)	(505)	23,214
Other income (deductions)	(5,315)	(59,299)	(10,647)	(75,261)
Interest expense	10,621	(2,288)	5,152	13,485
Other expenses	(596)	(29,527)	—	(30,123)
Income taxes	(443,064)	96,929	4,908	(341,227)
Preferred dividend requirements of subsidiaries and noncontrolling interest	(224)	—	(48)	(272)
2022 Net Income (Loss) Attributable to Entergy Corporation	$152,739	$86,839	($79,875)	$159,703

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Second quarter 2022 results of operations include: 1) a regulatory charge of $551 million ($413 million net-of-tax), recorded at Utility, as a result of System Energy’s partial settlement agreement and offer of settlement related to pending proceedings before the FERC; 2) a $283 million reduction in income tax expense as a result of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization financing, which also resulted in a $224 million ($165 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers in recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding; and 3) a gain of $166 million ($130 million net-of-tax) as a result of the sale of the Palisades plant in June 2022. See Note 2 to the financial statements herein for further discussion of the System Energy partial settlement agreement and offer of settlement. See Notes 2 and 10 to the financial statements herein for further discussion of the securitization. See Note 14 to the financial statements herein for further discussion of the sale of the Palisades plant.

Second quarter 2021 results of operations include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Indian Point Energy Center.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the second quarter 2022 to the second quarter 2021:

Amount
(In Millions)
2021 operating revenues	$2,673
Fuel, rider, and other revenues that do not significantly affect net income	376
Volume/weather	140
Storm restoration carrying costs	59
Retail electric price	58
2022 operating revenues	$3,306

The Utility operating companies’ results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase of 2,343 GWh, or 8%, in electricity usage across all customer classes, including the effect of more favorable weather on residential and commercial sales. The increase in industrial usage was due to an increase in demand from expansion projects, primarily in the chemicals, transportation, and petroleum refining industries, an increase in demand from cogeneration customers, and an increase in demand from existing customers, primarily in the chemicals and pulp and paper industries as a result of prior year temporary plant shutdowns. The increase in weather-adjusted commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in second quarter 2021.

Storm restoration carrying costs, representing the equity component of storm restoration carrying costs, includes $37 million at Entergy Louisiana and $22 million at Entergy Texas, recorded in second quarter 2022, recognized as part of the Entergy Louisiana storm cost securitization in May 2022 and the Entergy Texas storm cost securitization in April 2022. See Note 2 to the financial statements herein for discussion of storm cost securitizations.

The retail electric price variance is primarily due to:

•an increase in Entergy Arkansas’s formula rate plan rates effective January 2022;
•an increase in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2021;
•increases in Entergy Mississippi’s formula rate plan rates effective July 2021 and April 2022;
•an increase in Entergy New Orleans’s formula rate plan rates effective November 2021; and
•an increase in the transmission cost recovery factor rider effective March 2022 and an increase in the distribution cost recovery factor rider effective January 2022, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Total electric energy sales for Utility for the three months ended June 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	9,493	8,487	12
Commercial	7,203	6,731	7
Industrial	13,480	12,640	7
Governmental	641	616	4
Total retail	30,817	28,474	8
Sales for resale	3,920	4,716	(17)
Total	34,737	33,190	5

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $149 million for the second quarter 2021 to $89 million for the second quarter 2022 primarily due to the shutdown of Palisades in May 2022 and Indian Point 3 in April 2021 and lower realized wholesale energy and capacity prices including the effect of the additional PPA entered into with Consumers Energy covering the period from April 2022 to final shutdown in May 2022 at a lower rate than the original PPA. See Note 19 to the financial statements in the Form 10-K for further discussion of the Palisades PPA.

Following are key performance measures for Entergy Wholesale Commodities for the second quarters 2022 and 2021:

	2022	2021
Owned capacity (MW) (a)	394	1,205
GWh billed	1,371	2,687

Entergy Wholesale Commodities Nuclear Fleet (b)
Capacity factor	81%	94%
GWh billed	975	2,356
Average energy price ($/MWh)	$30.50	$48.75
Average capacity price ($/kW-month)	$0.15	$0.32

(a)The reduction in owned capacity is due to the shutdown of the 811 MW Palisades plant in May 2022.
(b)The Entergy Wholesale Commodities nuclear power plants had no refueling outage days in the second quarters 2022 and 2021.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $691 million for the second quarter 2021 to $726 million for the second quarter 2022 primarily due to:

•an increase of $10 million in power delivery expenses primarily due to higher reliability costs and higher safety and training costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $6 million in energy efficiency expenses due to the timing of recovery from customers and higher energy efficiency costs;
•an increase of $5 million in customer service center support costs primarily due to higher contract costs;
•an increase of $5 million in bad debt expense primarily due to the deferral in 2021 of bad debt expense resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity associated with the COVID-19 pandemic; and
•an increase of $2 million in loss provisions.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes:

•a regulatory charge of $224 million, recorded by Entergy Louisiana in second quarter 2022, to reflect its obligation to provide credits to its customers in recognition of obligations related to an LPSC ancillary order issued in the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements herein for discussion of the storm cost securitization;
•a regulatory charge of $551 million, recorded by System Energy in second quarter 2022, to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. See Note 2 to the financial statements herein for discussion of the partial settlement agreement and offer of settlement; and
•regulatory credits of $20 million, recorded in second quarter 2021 at Entergy Mississippi, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2021 formula rate plan filing.

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation related costs collected in revenue.

Other income decreased primarily due to a $32 million charge at Entergy Louisiana for the LURC’s 1% beneficial interest in the storm trust established as part of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization. This decrease was partially offset by:

•an increase of $11 million in intercompany dividend income resulting from the Entergy Louisiana storm trust’s investment of securitization proceeds in affiliated preferred membership interests, partially offset by the liquidation of Entergy Louisiana’s investment in affiliated preferred membership interests acquired in connection with previous securitizations of storm restoration costs;
•a decrease of $8 million in non-service pension costs; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•an increase of $6 million due to the recognition of storm restoration carrying costs, primarily related to Hurricane Ida.

See Note 2 to the financial statements herein for discussion of the securitization.

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $200 million of 4.20% Series mortgage bonds in March 2022;
•the issuance by Entergy Louisiana of $1 billion of 0.95% Series mortgage bonds in October 2021;
•the $1.2 billion unsecured term loan proceeds received by Entergy Louisiana in January 2022;
•the issuance by Entergy Mississippi of $200 million of 2.55% Series mortgage bonds in November 2021; and
•the issuances by Entergy New Orleans of $90 million of 4.19% Series mortgage bonds and $70 million of 4.51% Series mortgage bonds, each in November 2021.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $83 million for the second quarter 2021 to $42 million for the second quarter 2022 primarily due to a decrease of $44 million resulting from the absence of expenses from Indian Point 3, after it was shut down in April 2021, and Palisades, after it was shut down in May 2022. The decrease was partially offset by an increase of $5 million in severance and retention expenses. Severance and retention expense was a $1 million credit in the second quarter 2022 as compared to a $6 million credit in the second quarter 2021, with the credits related to revisions of the estimated remaining severance and retention costs upon the sales of Palisades and Indian Point Energy Center. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses.

Asset write-offs, impairments, and related charges (credits) for the second quarter 2022 include a gain of $166 million ($130 million net-of-tax) as a result of the sale of the Palisades plant in June 2022. Asset write-offs, impairments, and related charges (credits) for the second quarter 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements herein for further discussion of the sale of the Palisades plant. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Indian Point Energy Center. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the plants in the Entergy Wholesale Commodities merchant nuclear fleet.

Depreciation and amortization expenses decreased primarily due to the absence of depreciation expense from Palisades, after it was shut down in May 2022, and Indian Point 3, after it was shut down in April 2021.

Other income decreased primarily due to losses on Palisades decommissioning trust fund investments in the second quarter 2022 compared to the second quarter 2021 and the absence of earnings from the nuclear decommissioning trust funds that were transferred in the sale of the Indian Point Energy Center in May 2021, partially offset by lower non-service pension costs. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments. See Note 14 to the financial statements herein for further discussion of the sale of the Palisades plant. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Indian Point Energy Center. See Note 6 to the financial statements herein for a discussion of pension and other postretirement benefits costs.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Other expenses decreased primarily due to the absence of decommissioning expense from Indian Point 2 and Indian Point 3, after the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Indian Point Energy Center.

Income Taxes

The effective income tax rate was 183.8% for the second quarter 2022. The difference in the effective income tax rate for the second quarter 2022 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the securitization of Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. The high effective income tax rate was also driven by a loss before income taxes for the second quarter 2022 primarily caused by the regulatory charge recorded by System Energy as a result of the partial settlement agreement and offer of settlement. See Notes 2 and 10 to the financial statements herein for further discussion of the Entergy Louisiana securitization. See Note 2 to the financial statements herein for discussion of the System Energy settlement agreement.

The effective income tax rate was 93% for the second quarter 2021. The difference in the effective income tax rate for the second quarter 2021 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, a reduction of a valuation allowance, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for discussion of the valuation allowance reduction.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the six months ended June 30, 2022 to the six months ended June 30, 2021 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2021 Net Income (Loss) Attributable to Entergy Corporation	$682,470	($237,619)	($116,260)	$328,591

Operating revenues	764,425	(158,163)	(47)	606,215
Fuel, fuel-related expenses, and gas purchased for resale	179,494	12,153	7	191,654
Purchased power	204,383	3,770	(7)	208,146
Other regulatory charges (credits) - net	755,497	—	—	755,497
Other operation and maintenance	60,656	(98,570)	6,539	(31,375)
Asset write-offs, impairments, and related charges (credits)	—	(508,686)	—	(508,686)
Taxes other than income taxes	39,911	(170)	38	39,779
Depreciation and amortization	64,013	(15,392)	(954)	47,667
Other income (deductions)	(51,580)	(106,607)	(12,480)	(170,667)
Interest expense	26,062	(5,315)	14,390	35,137
Other expenses	1,101	(68,555)	—	(67,454)
Income taxes	(427,440)	84,224	2,545	(340,671)
Preferred dividend requirements of subsidiaries and noncontrolling interest	(1,563)	1	(96)	(1,658)
2022 Net Income (Loss) Attributable to Entergy Corporation	$493,201	$94,151	($151,249)	$436,103

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Results of operations for the six months ended June 30, 2022 include: 1) a regulatory charge of $551 million ($413 million net-of-tax), recorded at Utility, as a result of System Energy’s partial settlement agreement and offer of settlement related to pending proceedings before the FERC; 2) a $283 million reduction in income tax expense as a result of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization financing, which also resulted in a $224 million ($165 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers in recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding; and 3) a gain of $166 million ($130 million net-of-tax) as a result of the sale of the Palisades plant in June 2022. See Note 2 to the financial statements herein for further discussion of the System Energy partial settlement agreement and offer of settlement. See Notes 2 and 10 to the financial statements herein for further discussion of the securitization. See Note 14 to the financial statements herein for further discussion of the sale of the Palisades plant.

Results of operations for the six months ended June 30, 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of Indian Point Energy Center.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2022 to the six months ended June 30, 2021:

Amount
(In Millions)
2021 operating revenues	$5,270
Fuel, rider, and other revenues that do not significantly affect net income	409
Retail electric price	149
Volume/weather	126
Storm restoration carrying costs	59
Return of unprotected excess accumulated deferred income taxes to customers	21
2022 operating revenues	$6,034

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
•increases in Entergy Mississippi’s formula rate plan rates effective April 2021, July 2021, and April 2022;
•an increase in Entergy New Orleans’s formula rate plan rates effective November 2021; and
•increases in the transmission cost recovery factor rider effective March 2021 and March 2022, an increase in the distribution cost recovery factor rider effective January 2022, and an increase in the generation cost recovery rider effective in late January 2021, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to an increase of 3,055 GWh, or 5%, in electricity usage across all customer classes, including the effect of more favorable weather on residential and commercial sales. The increase in industrial usage was due to an increase in demand from cogeneration customers, an increase in demand from expansion projects, primarily in the chemicals, transportation, and petroleum refining industries, an increase in demand from existing customers, primarily in the chemicals and pulp and paper industries as a result of prior year temporary plant shutdowns, and an increase in demand from small industrial customers. The increase in weather-adjusted commercial usage was primarily due to an increase in customers and the effect of the COVID-19 pandemic on businesses in 2021. The increased usage from these industrial and commercial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

Storm restoration carrying costs, representing the equity component of storm restoration carrying costs, includes $37 million at Entergy Louisiana and $22 million at Entergy Texas, recorded in second quarter 2022,

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

recognized as part of the Entergy Louisiana storm cost securitization in May 2022 and the Entergy Texas storm cost securitization in April 2022. See Note 2 to the financial statements herein for discussion of storm cost securitizations.

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In the six months ended June 30, 2022, $33 million was returned to customers through reductions in operating revenues as compared to $54 million in the six months ended June 30, 2021. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Total electric energy sales for Utility for the six months ended June 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	17,946	17,150	5
Commercial	13,474	12,842	5
Industrial	25,976	24,378	7
Governmental	1,226	1,197	2
Total retail	58,622	55,567	5
Sales for resale	7,562	9,016	(16)
Total	66,184	64,583	2

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $397 million for the six months ended June 30, 2021 to $239 million for the six months ended June 30, 2022 primarily due to the shutdown of Indian Point 3 in April 2021 and Palisades in May 2022.

Following are key performance measures for Entergy Wholesale Commodities for the six months ended June 30, 2022 and 2021:

	2022	2021
Owned capacity (MW) (a)	394	1,205
GWh billed	3,595	7,099

Entergy Wholesale Commodities Nuclear Fleet (b)
Capacity factor	93%	97%
GWh billed	2,741	6,344
Average energy price ($/MWh)	$48.99	$50.70
Average capacity price ($/kW-month)	$0.15	$0.26

(a)The reduction in owned capacity is due to the shutdown of the 811 MW Palisades plant in May 2022.
(b)The Entergy Wholesale Commodities nuclear power plants had no refueling outage days in the six months ended June 30, 2022 and 2021.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,294 million for the six months ended June 30, 2021 to $1,354 million for the six months ended June 30, 2022 primarily due to:

•an increase of $18 million in power delivery expenses primarily due to higher reliability costs and higher safety and training costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $11 million in customer service center support costs primarily due to higher contract costs;
•an increase of $6 million in nuclear generation expenses primarily due to a higher scope of work performed in 2022 as compared to prior year, partially offset by lower spending in 2022 on sanitation and social distancing protocols as a result of the COVID-19 pandemic;
•an increase of $5 million in legal expenses primarily due to an increase in legal and regulatory activity increasing the use of outside legal services;
•an increase of $4 million in non-nuclear generation expenses primarily due to higher expenses associated with the Hardin County Peaking Facility, which was purchased in June 2021;
•an increase of $4 million in energy efficiency expenses due to the timing of recovery from customers and higher energy efficiency costs;
•an increase of $4 million in loss provisions; and
•several individually insignificant items.

The increase was partially offset by a decrease of $5 million in insurance expenses primarily due to higher nuclear insurance refunds received in 2022, partially offset by higher premium costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments, increases in franchise taxes, and employment taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes:

•the reversal in first quarter 2021 of the remaining $39 million regulatory liability for Entergy Arkansas’s 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2020 formula rate plan filing;
•a regulatory charge of $224 million, recorded by Entergy Louisiana in second quarter 2022, to reflect its obligation to provide credits to its customers in recognition of obligations related to an LPSC ancillary order issued in the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements herein for discussion of the storm cost securitization; and
•a regulatory charge of $551 million, recorded by System Energy in second quarter 2022, to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. See Note 2 to the financial statements herein for discussion of the partial settlement agreement and offer of settlement.

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation related costs collected in revenue.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other income decreased primarily due to:

•changes in decommissioning trust fund activity, including portfolio rebalancing of the decommissioning trust funds in 2022 and 2021; and
•a $32 million charge at Entergy Louisiana for the LURC’s 1% beneficial interest in the storm trust established as part of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization.

This decrease was partially offset by:

•an increase of $11 million in intercompany dividend income resulting from the Entergy Louisiana storm trust’s investment of securitization proceeds in affiliated preferred membership interests, partially offset by the liquidation of Entergy Louisiana’s investment in affiliated preferred membership interests acquired in connection with previous securitizations of storm restoration costs;
•an increase of $11 million due to the recognition of storm restoration carrying costs, primarily related to Hurricane Ida; and
•a decrease of $8 million in non-service pension costs.

See Note 2 to the financial statements herein for discussion of the securitization.

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $400 million of 3.35% Series mortgage bonds in March 2021;
•the issuance by Entergy Arkansas of $200 million of 4.20% Series mortgage bonds in March 2022;
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
•the issuance by Entergy Mississippi of $200 million of 2.55% Series mortgage bonds in November 2021; and
•the issuances by Entergy New Orleans of $90 million of 4.19% Series mortgage bonds and $70 million of 4.51% Series mortgage bonds, each in November 2021.

The increase was partially offset by the repayment by Entergy Arkansas of $350 million of 3.75% Series mortgage bonds in February 2021 and the repayment by Entergy Louisiana of $200 million of 4.8% Series mortgage bonds in May 2021.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $182 million for the six months ended June 30, 2021 to $84 million for the six months ended June 30, 2022 primarily due to a decrease of $87 million resulting from the absence of expenses from Indian Point 3, after it was shut down in April 2021, and Palisades, after it was shut down in May 2022, and a decrease of $5 million in severance and retention expenses. Severance and retention expenses were incurred in 2022 and 2021 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses.

Asset write-offs, impairments, and related charges (credits) for the six months ended June 30, 2022 include a gain of $166 million ($130 million net-of-tax) as a result of the sale of the Palisades plant in June 2022. Asset

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
write-offs, impairments, and related charges (credits) for the six months ended June 30, 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements herein for further discussion of the sale of the Palisades plant. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Indian Point Energy Center. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the plants in the Entergy Wholesale Commodities merchant nuclear fleet.

Depreciation and amortization expenses decreased primarily due to the absence of depreciation expense from Indian Point 3, after it was shut down in April 2021, and Palisades, after it was shut down in May 2022. The decrease was partially offset by the effect of recording in 2021 a final judgment to resolve claims in the Palisades damages case against the DOE related to spent nuclear fuel storage costs. The damages awarded included $9 million of spent nuclear fuel storage costs previously recorded as depreciation expense. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Other income decreased primarily due to the absence of earnings from the nuclear decommissioning trust funds that were transferred in the sale of the Indian Point Energy Center in May 2021 and losses on Palisades decommissioning trust fund investments in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, partially offset by lower non-service pension costs. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Indian Point Energy Center. See Note 6 to the financial statements herein for a discussion of pension and other postretirement benefits costs.

Other expenses decreased primarily due to the absence of decommissioning expense from Indian Point 2 and Indian Point 3, after the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements in the Form 10-K for further discussion of the sale of the Indian Point Energy Center.

Income Taxes

The effective income tax rate was (194.8%) for the six months ended June 30, 2022. The difference in the effective income tax rate for the six months ended June 30, 2022 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the securitization of Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021, the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Notes 2 and 10 to the financial statements herein for further discussion of the Entergy Louisiana securitization.

The effective income tax rate was 12.3% for the six months ended June 30, 2021. The difference in the effective income tax rate for the six months ended June 30, 2021 versus the federal statutory rate of 21% was primarily due to the amortization of excess accumulated deferred income taxes, a reduction of a valuation allowance, certain book and tax differences related to utility plant items, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act. See Note 3 to the financial statements in the Form 10-K for discussion of the valuation allowance reduction.

Entergy Wholesale Commodities Exit from the Merchant Power Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for a discussion of management’s

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

strategy to shut down and sell all plants in the Entergy Wholesale Commodities merchant nuclear fleet.  Following are updates to that discussion.

In April 2022, Entergy and Nebraska Public Power District signed an agreement to mutually terminate the management support services contract, under which Entergy provided plant operation support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska, effective July 31, 2022.

Shutdown and Sale of Palisades

As discussed in the Form 10-K, in July 2018, Entergy entered into a purchase and sale agreement to sell 100% of the equity interests in the subsidiary that owns Palisades and the Big Rock Point Site, for $1,000 (subject to adjustment for net liabilities and other amounts) to a Holtec subsidiary. Palisades was shut down in May 2022 and defueled in June 2022. The transaction closed in June 2022. The sale included the transfer of the nuclear decommissioning trust and the asset retirement obligation for spent fuel management and plant decommissioning. The transaction resulted in a gain of $166 million ($130 million net-of-tax) in the second quarter of 2022. See Note 14 to the financial statements herein for further discussion of the sale of the Palisades plant. In December 2020, Entergy and Holtec submitted a license transfer application to the NRC requesting approval to transfer the Palisades and Big Rock Point licenses from Entergy to Holtec. In February 2021 several parties, including the Michigan Attorney General, filed with the NRC petitions to intervene and requests for hearing challenging the license transfer application, and these petitions and requests for hearing remained pending with the NRC at the time of the closing of the Palisades transaction. In July 2022 the NRC issued an order granting the Michigan Attorney General’s petition hearing request.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy as of June 30, 2022 is primarily due to the net retirement of debt in 2022.

	June 30, 2022	December 31, 2021
Debt to capital	69.1%	69.5%
Effect of excluding securitization bonds	(0.3%)	(0.1%)
Debt to capital, excluding securitization bonds (a)	68.8%	69.4%
Effect of subtracting cash	(0.4%)	(0.3%)
Net debt to net capital, excluding securitization bonds (a)	68.4%	69.1%

(a)Calculation excludes the New Orleans and Texas securitization bonds, which are non-recourse to Entergy New Orleans and Entergy Texas, respectively.

As of June 30, 2022, 20.6% of the debt outstanding is at the parent company, Entergy Corporation, 78.9% is at the Utility, and 0.5% is at Entergy Wholesale Commodities. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2027.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2022 was 1.96% on the drawn portion of the facility. As of June 30, 2022, amounts outstanding and capacity available under the $3.5 billion credit facility are:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of June 30, 2022, Entergy Corporation had $1.398 billion of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2022 was 0.91%.

Entergy Louisiana had $290 million and Entergy Mississippi had $33 million in their storm reserve escrow accounts at June 30, 2022.

In February 2022, Entergy New Orleans filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization. A City Council decision is expected in third quarter 2022.

Equity Issuances and Equity Distribution Program

As discussed in the Form 10-K, in January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may also enter into forward sale agreements for the sale of its common stock. Initially, the aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement could not exceed an aggregate gross sales price of $1 billion. In May 2022, Entergy increased by $1 billion the aggregate gross sales price authorized under the at the market equity distribution program. Through June 30, 2022, Entergy has utilized the equity distribution program either to sell or to enter into forward sale agreements with respect to shares of common stock with an aggregate gross sales price of approximately $880 million, of which approximately $680 million of aggregate gross sales price is the subject of forward sale agreements that have not been settled and is subject to adjustment pursuant to the forward sale

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

agreements. In addition to settlement of existing forward sale agreements, Entergy Corporation currently expects to issue approximately $320 million of equity through 2024. See Note 3 to the financial statements herein for discussion of the forward sale agreements and common stock issuances and sales under the equity distribution program.

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

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by these storms were estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana sought an LPSC determination that $2.11 billion was prudently incurred and, therefore, was eligible for recovery from customers. Additionally, Entergy Louisiana requested that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million was appropriate. In July 2021, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021.

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

After filing of testimony by LPSC staff and intervenors, which generally supported or did not oppose Entergy Louisiana’s requests in regard to Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida, the parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in February 2022. The settlement agreement contained the following key terms: $2.1 billion of restoration costs from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $51 million were recoverable; a $290 million cash storm reserve should be re-established; a $1 billion reserve should be established to partially pay for Hurricane Ida restoration costs; and Entergy Louisiana was authorized to finance $3.186 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. The LPSC issued an order approving the settlement in March 2022. As a result of the financing order, Entergy Louisiana reclassified $1.942 billion from utility plant to other regulatory assets.

In May 2022 the securitization financing closed, resulting in the issuance of $3.194 billion principal amount of bonds by Louisiana Local Government Environmental Facilities and Community Development Authority

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
(LCDA), a political subdivision of the State of Louisiana. The securitization was authorized pursuant to the Louisiana Utilities Restoration Corporation Act, Part VIII of Chapter 9 of Title 45 of the Louisiana Revised Statutes, as supplemented by Act 293 of the Louisiana legislature approved in 2021. The LCDA loaned the proceeds to the LURC. Pursuant to Act 293, the LURC contributed the net bond proceeds to a State legislatively authorized and LURC-sponsored trust, Restoration Law Trust I (the storm trust).

Pursuant to Act 293, the net proceeds of the bonds were used by the storm trust to purchase 31,635,718.7221 Class A preferred, non-voting membership interest units (the preferred interests) issued by Entergy Finance Company, LLC, a majority-owned indirect subsidiary of Entergy. Entergy Finance Company is required to make annual distributions (dividends) commencing on December 15, 2022 on the preferred interests issued to the storm trust. These annual dividends received by the storm trust will be distributed to Entergy Louisiana and the LURC, as beneficiaries of the storm trust. Specifically, 1% of the annual dividends received by the storm trust will be distributed to the LURC, for the benefit of customers, and 99% will be distributed to Entergy Louisiana, net of storm trust expenses. The preferred interests have a stated annual cumulative cash dividend rate of 7% and a liquidation price of $100 per unit. The terms of the preferred interests include certain financial covenants to which Entergy Finance Company is subject.

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The system restoration charge is adjusted at least semi-annually to ensure that it is sufficient to service the bonds. Entergy Louisiana collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy Louisiana began collecting the system restoration charge effective with the first billing cycle of June 2022 and the system restoration charge is expected to remain in place up to 15 years. Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust is required to liquidate Entergy Finance Company preferred interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial.

From the proceeds from the issuance of the preferred membership interests, Entergy Finance Company distributed $1.4 billion to its parent, Entergy Holdings Company, LLC. Subsequently, Entergy Holdings Company liquidated, distributing the $1.4 billion it received from Entergy Finance Company to Entergy Louisiana as holder of 6,843,780.24 units of Class A, 4,126,940.15 units of Class B, and 2,935,152.69 units of Class C preferred membership interests. Entergy Louisiana had acquired these preferred membership interests with proceeds from previous securitizations of storm restoration costs. Entergy Finance Company loaned the remaining $1.7 billion from the preferred membership interests proceeds to Entergy which used the cash to redeem $650 million of 4.00% Series senior notes due July 2022 and indirectly contributed $1 billion to Entergy Louisiana as a capital contribution.

Entergy Louisiana used the $1 billion capital contribution to fund its Hurricane Ida escrow account and subsequently withdrew the $1 billion from the escrow account. With a portion of the $1 billion withdrawn from the escrow account and the $1.4 billion from the Entergy Holdings Company liquidation, Entergy Louisiana deposited $290 million in a restricted escrow account as a storm damage reserve for future storms, used $1.2 billion to repay its unsecured term loan due June 2023, and used $435 million to redeem a portion of its 0.62% Series mortgage bonds due November 2023.

As discussed in Note 10 to the financial statements herein, the securitization resulted in recognition of a reduction of income tax expense of approximately $290 million by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was offset by other tax charges resulting in a net reduction of income tax expense of $283 million. In recognition of obligations related to an LPSC ancillary order issued as part of the securitization

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

regulatory proceeding, Entergy Louisiana recorded a $224 million ($165 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers.

As discussed in Note 12 to the financial statements herein, Entergy Louisiana consolidates the storm trust as a variable interest entity and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the financial statements. In second quarter 2022, Entergy Louisiana recorded a charge of $31.6 million in other income to reflect the LURC’s beneficial interest in the trust.

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida currently are estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana is seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, is eligible for recovery from customers. As part of this filing, Entergy Louisiana also is seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount is exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana is requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, is eligible for recovery from customers. As discussed above, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. A procedural schedule has been established with a hearing in December 2022.

Hurricane Ida (Entergy New Orleans)

As discussed in the Form 10-K, in August 2021, Hurricane Ida caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. The storm resulted in widespread power outages, including the loss of 100% of Entergy New Orleans’s load and damage to distribution and transmission infrastructure, including the loss of connectivity to the eastern interconnection. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. In June 2022, Entergy New Orleans filed an application with the City Council requesting approval and certification that storm restoration costs associated with Hurricane Ida of approximately $170 million were reasonable, necessary, and prudently incurred to enable Entergy New Orleans to restore electric service to its customers and to repair Entergy New Orleans’s electric utility infrastructure. Carrying costs through December 2022 related to Hurricane Ida restoration costs were $9 million. Additionally, Entergy New Orleans is requesting approval that the $39 million withdrawal from its funded storm reserve in September 2021 and $7 million in excess storm reserve escrow withdrawals related to Hurricane Zeta and prior miscellaneous storms are properly applied to Hurricane Ida storm restoration costs, the application of which reduces the amount to be recovered from Entergy New Orleans customers by $46 million. The City Council has not yet set a procedural schedule regarding the requested relief, though Entergy New Orleans requested resolution by the end of first quarter 2023. Entergy New Orleans intends to file with the City Council an application proposing a financing method for recovery of costs deemed eligible for recovery.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
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

Following are the current annual amounts of Entergy’s planned construction and other capital investments.

Planned construction and capital investments	2022	2023	2024
	(In Millions)
Utility:
Generation	$1,080	$1,325	$2,320
Transmission	835	805	1,025
Distribution	1,360	1,520	1,740
Utility Support	590	440	315
Total	3,865	4,090	5,400
Entergy Wholesale Commodities and Other	10	—	—
Total	$3,875	$4,090	$5,400

The updated capital plan for 2022-2024 reflects incremental capital investments for potential generation projects, accelerated resilience spending, and increased capital project costs. The capital plan includes investments in generation projects to modernize, decarbonize, and diversify Entergy’s portfolio, including Sunflower Solar, West Memphis Solar, Driver Solar, Orange County Advanced Power Station, and St. Jacques Louisiana Solar; investments in Entergy’s nuclear fleet; transmission spending to drive reliability and resilience while also supporting renewables expansion; distribution and Utility support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability.

While Entergy is still assessing the effect on its planned solar projects, the investigation by the U.S. Department of Commerce into potential circumvention of duties and tariffs may result in increased duties or tariffs on imported solar panels and has exacerbated previously existing supply chain disruptions, which have negatively affected the timing and cost of completion of these projects.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Walnut Bend Solar

As discussed in the Form 10-K, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In January 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Closing was expected to occur in 2022. The counter-party has notified Entergy Arkansas that it is terminating the project, though it is willing to consider an alternative for the site. Entergy Arkansas has disputed the right of termination. Negotiations are ongoing, but at this time the project is not expected to achieve commercial operation in 2022.

West Memphis Solar

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

Driver Solar

In April 2022, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 250 MW Driver Solar facility is in the public interest and requested cost recovery through the formula rate plan rider. The acquisition of Driver Solar will be contingent upon receiving all necessary regulatory and Board approvals. The APSC established a procedural schedule with a hearing scheduled in June 2022, but the parties later agreed to waive the hearing and submit the matter to the APSC for a decision consistent with the filed record. The facility is expected to be in service by the end of 2024. Negotiations with the counter-party are expected to conclude in August 2022, and Entergy Arkansas has requested an APSC decision by August 31, 2022.

2021 Solar Certification and the Geaux Green Option

As discussed in the Form 10-K, in November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The LPSC has established a procedural schedule that is expected to result in an LPSC decision by the end of 2022. In March 2022 direct testimony from Walmart, the Louisiana Energy Users Group (LEUG) and the LPSC staff was filed. Each party recommended that the LPSC approve the resources proposed in Entergy Louisiana’s application, and the LPSC staff witness indicated that the process through which Entergy Louisiana solicited or obtained the proposals for the resources complies with applicable LPSC orders. LPSC staff and LEUG’s witnesses made recommendations to modify the proposed Rider GGO and Entergy Louisiana’s proposed rate relief. In April 2022, LPSC staff and LEUG filed cross-answering testimony concerning the other party’s proposed modifications to Rider GGO and the proposed rate recovery. Entergy Louisiana filed rebuttal testimony in June 2022. Settlement talks are ongoing, and a hearing is set for mid-August 2022.

Sunflower Solar

As discussed in the Form 10-K, in April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. In July 2022, pursuant to the MPSC’s April 2020 order, Entergy Mississippi submitted a compliance filing to the MPSC with updated calculations of the impact of the Sunflower Solar facility on rate base and revenue requirement for the Sunflower Solar facility and benefits of the tax equity partnership. A final payment will be made upon substantial completion of the facility and is currently expected in third quarter 2022. See Note 14 to the financial statements herein for discussion of Entergy Mississippi’s purchase of the Sunflower Solar facility.

Orange County Advanced Power Station

As discussed in the Form 10-K, in September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined-cycle combustion turbine facility to be located in Bridge City, Texas at an initially-estimated expected total cost of $1.2 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. In December 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2022 certain intervenors filed testimony opposing the hydrogen co-firing component of the proposed project and others filed testimony opposing the project outright. Also in March 2022, PUCT staff filed testimony opposing the hydrogen co-firing component of the proposed project, but otherwise taking no specific position on the merits of the project. The PUCT staff also proposed that the PUCT establish a maximum amount that Entergy Texas may recover in rates attributable to the project. In April 2022, Entergy Texas filed rebuttal testimony addressing and rebutting these various arguments. Also in April 2022 the ALJs with the State Office of Administrative Hearings approved a continuance of the hearing on the merits from April 2022 to June 2022, providing Entergy Texas an opportunity to accelerate the determination and fixing of pricing for 60 days for the Orange County Advanced Power Station prior to the hearing. In May 2022, Entergy Texas obtained and provided to the parties an updated fixed pricing option of $1.58 billion, available until mid-July 2022. The hearing on the merits was held in June 2022 and post-hearing briefs were submitted in July 2022. The initial fixed pricing window closed in July 2022, and Entergy Texas intends to obtain a new fixed pricing option prior to PUCT approval and issuance of notice to proceed. A final order by the PUCT is expected in the fourth quarter of 2022. Entergy Texas also is pursuing environmental permitting that is required prior to the commencement of construction. Subject to receipt of required regulatory approvals, permits, and other conditions, the facility is expected to be in service by the end of 2026.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its July 2022 meeting, the Board declared a dividend of $1.01 per share, which is the same quarterly dividend per share that Entergy has paid since the third quarter 2021.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
	(In Millions)
Cash and cash equivalents at beginning of period	$443	$1,759

Net cash provided by (used in):
Operating activities	816	747
Investing activities	(3,224)	(2,826)
Financing activities	2,545	1,007
Net increase (decrease) in cash and cash equivalents	137	(1,072)

Cash and cash equivalents at end of period	$580	$687

Operating Activities

Net cash flow provided by operating activities increased $69 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•higher collections from Utility customers;
•a decrease of $119 million in pension contributions in 2022 as compared to prior period. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” herein and in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;
•$119 million in severance and retention payments in 2021. See Note 7 to the financial statements herein for a discussion of the severance and retention payments related to Entergy Wholesale Commodities. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of the exit of the Entergy Wholesale Commodities merchant power business;
•an increase of $43 million in proceeds received from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and
•income tax refunds of $7 million in 2022 compared to income tax payments of $27 million in 2021. Entergy had income tax refunds in 2022 as a result of an overpayment on a prior year state income tax return. Entergy had net income tax payments in 2021 as a result of amended Mississippi state tax returns filed and other state income taxes paid, offset by federal income tax refunds received associated with the completion of the 2014-2015 IRS audit.

The increase was partially offset by:

•increased fuel costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•lower Entergy Wholesale Commodities revenues in 2022; and
•an increase of approximately $70 million in storm spending primarily due to spending on Hurricane Ida in 2022, offset with decreased spending on Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” in the Form 10-K for discussion of storm restoration efforts.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities increased $398 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•an increase of $334 million in net payments to storm reserve escrow accounts;
•the initial payment of approximately $105 million in May 2022 for the purchase of the Sunflower Solar facility by the Entergy Mississippi tax equity partnership. See Note 14 to the financial statements herein for further discussion of the Sunflower Solar facility purchase;
•an increase of $101 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2022;
•a decrease of $55 million in decommissioning trust fund investment activity;
•an increase of $43 million in information technology capital expenditures primarily due to increased spending on various technology projects in 2022;
•an increase of $41 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and
•cash collateral of $30 million posted in 2022 to support Entergy Texas’s obligations to MISO.

The increase was partially offset by a decrease of $273 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2022 and the purchase of the Hardin County Peaking Facility by Entergy Texas in June 2021 for approximately $37 million.

Financing Activities

Net cash flow provided by financing activities increased $1,538 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to proceeds from securitization of $3,164 million received by the storm trust at Entergy Louisiana in 2022 and an increase of $958 million in net issuances of commercial paper in 2022 compared to 2021. The increase was partially offset by long-term debt activity using approximately $442 million of cash in 2022 compared to providing approximately $2,108 million of cash in 2021. See Note 2 to the financial statements herein for a discussion of the Entergy Louisiana securitization. For details of Entergy’s commercial paper program and long-term debt, see Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Market and Credit Risk Sensitive Instruments

Entergy Wholesale Commodities Portfolio

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At June 30, 2022, based on power prices at that time, Entergy had liquidity exposure of $24 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $12 million of posted cash collateral.

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

Qualified Pension and Other Postretirement Benefits

As discussed in the Form 10-K, Entergy sponsors qualified, defined benefit pension plans, including cash balance plans and final average pay plans. Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements in the Form 10-K, are affected by numerous factors. Key actuarial assumptions utilized in determining qualified pension and other postretirement health care and life insurance costs include the expected long-term rate of return on plan assets. For 2022, Entergy assumed a long-term rate of return on its qualified pension plan assets of 6.75%. Through June 30, 2022, due to the decline in the equity markets, Entergy experienced a 18% loss on its qualified pension plan assets, which have declined in fair value from $7 billion at December 31, 2021 to $5.4 billion at June 30, 2022.

As described more fully in the Form 10-K, in accordance with pension accounting standards, Entergy utilizes a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The excess is amortized over the average remaining service period of active employees or the average remaining life expectancy of plan participants if almost all are inactive, as in the case of certain qualified pension plans in which some companies within the Entergy Wholesale Commodities segment participate. Also, with regard to pension and other postretirement costs, Entergy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the long-term expected rate of return on assets by the market-related value (MRV) of plan assets. In general, Entergy determines the MRV of its pension plan assets by calculating a value that uses a 20-quarter phase-in of the difference between actual and expected returns and for its other postretirement benefit plan assets Entergy generally uses fair value.

Minimum required funding calculations as determined under Pension Protection Act guidance, as amended by the American Rescue Plan Act of 2021, are performed annually as of January 1 of each year and are based on measurements of the assets and funding liabilities as measured at that date, and Entergy’s expected contributions for

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
2022 are reported in Note 6 to the financial statements herein. Any excess of the funding liability over the calculated fair market value of assets results in a funding shortfall that, under the Pension Protection Act, must be funded over a fifteen-year rolling period. The Pension Protection Act also imposes certain plan limitations if the funded percentage, which is based on calculated fair market values of assets divided by funding liabilities, does not meet certain thresholds. For funding purposes, asset gains and losses are smoothed in to the calculated fair market value of assets. The funding liability is based upon a weighted average 24-month corporate bond rate published by the U.S. Treasury which is generally subject to a corridor of the 25-year average of prior segment rates. Periodic changes in asset returns and interest rates can affect funding shortfalls and future cash contributions.

New Accounting Pronouncements

See Note 1 to the financial statements in the Form 10-K for discussion of new accounting pronouncements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$3,258,255	$2,641,375	$5,914,031	$5,179,794
Natural gas	48,008	31,998	120,369	90,166
Competitive businesses	88,933	148,697	238,722	396,947
TOTAL	3,395,196	2,822,070	6,273,122	5,666,907

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	651,946	626,064	1,318,885	1,127,231
Purchased power	570,627	252,371	840,251	632,105
Nuclear refueling outage expenses	36,917	43,700	79,918	87,438
Other operation and maintenance	777,715	781,118	1,456,529	1,487,904
Asset write-offs, impairments, and related charges (credits)	(164,066)	342,092	(163,321)	345,365
Decommissioning	62,859	86,199	124,907	184,841
Taxes other than income taxes	172,244	155,911	352,392	312,613
Depreciation and amortization	444,759	421,545	883,731	836,064
Other regulatory charges (credits) - net	761,063	(55,138)	732,638	(22,859)
TOTAL	3,314,064	2,653,862	5,625,930	4,990,702

OPERATING INCOME	81,132	168,208	647,192	676,205

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	13,568	16,873	29,440	31,449
Interest and investment income (loss)	(99,049)	71,329	(120,968)	214,645
Miscellaneous - net	35,578	(62,844)	43,182	(123,773)
TOTAL	(49,903)	25,358	(48,346)	122,321

INTEREST EXPENSE
Interest expense	231,613	220,340	459,235	426,226
Allowance for borrowed funds used during construction	(4,752)	(6,964)	(10,848)	(12,976)
TOTAL	226,861	213,376	448,387	413,250

INCOME (LOSS) BEFORE INCOME TAXES	(195,632)	(19,810)	150,459	385,276

Income taxes	(359,643)	(18,416)	(293,145)	47,526

CONSOLIDATED NET INCOME (LOSS)	164,011	(1,394)	443,604	337,750

Preferred dividend requirements of subsidiaries and noncontrolling interest	4,308	4,580	7,501	9,159

NET INCOME (LOSS) ATTRIBUTABLE TO ENTERGY CORPORATION	$159,703	($5,974)	$436,103	$328,591

Earnings (loss) per average common share:
Basic	$0.79	($0.03)	$2.15	$1.64
Diluted	$0.78	($0.03)	$2.13	$1.63

Basic average number of common shares outstanding	203,383,199	200,775,395	203,164,628	200,651,162
Diluted average number of common shares outstanding	204,712,242	200,775,395	204,291,597	201,352,830

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021

	(In Thousands)

Net Income (Loss)	$164,011	($1,394)	$443,604	$337,750

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss) (net of tax benefit of $—, $66, $—, and $7,935)	24	(222)	48	(29,802)
Pension and other postretirement liabilities (net of tax expense of $1,642, $6,231, $4,184, and $12,545)	6,045	22,098	14,373	45,065
Net unrealized investment gain (loss) (net of tax expense (benefit) of $3,768, ($27), ($3,453), and ($25,608))	6,471	(108)	(5,931)	(44,795)
Other comprehensive income (loss)	12,540	21,768	8,490	(29,532)

Comprehensive Income	176,551	20,374	452,094	308,218
Preferred dividend requirements of subsidiaries and noncontrolling interest	4,308	4,580	7,501	9,159
Comprehensive Income Attributable to Entergy Corporation	$172,243	$15,794	$444,593	$299,059

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$443,604	$337,750
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,113,954	1,150,294
Deferred income taxes, investment tax credits, and non-current taxes accrued	(274,139)	115,274
Asset write-offs, impairments, and related charges (credits)	(163,321)	345,339
Changes in working capital:
Receivables	(224,499)	(154,277)
Fuel inventory	16,381	16,718
Accounts payable	42,915	(131,414)
Taxes accrued	(420)	(69,711)
Interest accrued	(11,947)	(162)
Deferred fuel costs	(667,247)	(286,116)
Other working capital accounts	(136,853)	(86,774)
Changes in provisions for estimated losses	295,987	(54,278)
Changes in other regulatory assets	724,227	93,776
Changes in other regulatory liabilities	15,788	170,932
Effect of securitization on regulatory asset	(1,036,955)	—
Changes in pension and other postretirement liabilities	(167,682)	(259,593)
Other	846,170	(441,211)
Net cash flow provided by operating activities	815,963	746,547

INVESTING ACTIVITIES
Construction/capital expenditures	(2,720,596)	(2,883,376)
Allowance for equity funds used during construction	29,440	31,449
Nuclear fuel purchases	(114,843)	(73,858)
Payment for purchase of plant or assets	(105,149)	(36,534)
Net proceeds (payments) from sale of assets	(7,082)	22,421
Litigation proceeds from settlement agreement	9,829	—
Changes in securitization account	337	9,685
Payments to storm reserve escrow account	(1,290,314)	(17)
Receipts from storm reserve escrow account	1,000,218	44,205
Decrease (increase) in other investments	(36,057)	10,753
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	32,367	15,735
Proceeds from nuclear decommissioning trust fund sales	1,099,503	3,837,482
Investment in nuclear decommissioning trust funds	(1,121,635)	(3,804,170)
Net cash flow used in investing activities	(3,223,982)	(2,826,225)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,851,061	5,008,330
Treasury stock	26,952	4,039
Common stock	—	26,817
Retirement of long-term debt	(4,293,423)	(2,900,566)
Changes in credit borrowings and commercial paper - net	196,694	(761,244)
Capital contribution from noncontrolling interest	9,595	—
Proceeds from trust related to securitization	3,163,572	—
Other	10,523	20,467
Dividends paid:
Common stock	(410,466)	(381,224)
Preferred stock	(9,159)	(9,159)
Net cash flow provided by financing activities	2,545,349	1,007,460

Net increase (decrease) in cash and cash equivalents	137,330	(1,072,218)

Cash and cash equivalents at beginning of period	442,559	1,759,099

Cash and cash equivalents at end of period	$579,889	$686,881

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$454,666	$428,301
Income taxes	($7,485)	$27,488

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$66,265	$44,944
Temporary cash investments	513,624	397,615
Total cash and cash equivalents	579,889	442,559
Accounts receivable:
Customer	804,552	786,866
Allowance for doubtful accounts	(25,587)	(68,608)
Other	238,496	231,843
Accrued unbilled revenues	545,027	420,255
Total accounts receivable	1,562,488	1,370,356
Deferred fuel costs	983,935	324,394
Fuel inventory - at average cost	138,194	154,575
Materials and supplies - at average cost	1,094,564	1,041,515
Deferred nuclear refueling outage costs	186,682	133,422
Prepayments and other	249,659	156,774
TOTAL	4,795,411	3,623,595

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	4,090,109	5,514,016
Non-utility property - at cost (less accumulated depreciation)	358,609	357,576
Other	445,181	159,455
TOTAL	4,893,899	6,031,047

PROPERTY, PLANT, AND EQUIPMENT
Electric	63,209,561	64,263,250
Natural gas	672,282	658,989
Construction work in progress	1,827,581	1,511,966
Nuclear fuel	518,120	577,006
TOTAL PROPERTY, PLANT, AND EQUIPMENT	66,227,544	67,011,211
Less - accumulated depreciation and amortization	25,013,847	24,767,051
PROPERTY, PLANT, AND EQUIPMENT - NET	41,213,697	42,244,160

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $303,410 as of June 30, 2022 and $49,579 as of December 31, 2021)	5,889,029	6,613,256
Deferred fuel costs	241,052	240,953
Goodwill	377,172	377,172
Accumulated deferred income taxes	87,600	54,186
Other	329,719	269,873
TOTAL	6,924,572	7,555,440

TOTAL ASSETS	$57,827,579	$59,454,242

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$909,030	$1,039,329
Notes payable and commercial paper	1,397,871	1,201,177
Accounts payable	1,935,286	2,610,132
Customer deposits	410,307	395,184
Taxes accrued	419,408	419,828
Interest accrued	179,204	191,151
Deferred fuel costs	—	7,607
Pension and other postretirement liabilities	61,911	68,336
Current portion of unprotected excess accumulated deferred income taxes	18,935	53,385
Other	209,663	204,613
TOTAL	5,541,615	6,190,742

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,479,428	4,706,797
Accumulated deferred investment tax credits	207,868	211,975
Regulatory liability for income taxes - net	1,216,339	1,255,692
Other regulatory liabilities	2,733,436	2,643,845
Decommissioning and asset retirement cost liabilities	4,173,137	4,757,084
Accumulated provisions	453,109	157,122
Pension and other postretirement liabilities	1,788,068	1,949,325
Long-term debt (includes securitization bonds of $335,995 as of June 30, 2022 and $83,639 as of December 31, 2021)	24,543,896	24,841,572
Other	652,702	815,284
TOTAL	40,247,983	41,338,696

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2022 and 2021; issued shares in 2022 and 2021 - none	—	—
Common stock, $.01 par value, authorized 499,000,000 shares in 2022 and 2021; issued 271,965,510 shares in 2022 and 2021	2,720	2,720
Paid-in capital	6,750,368	6,766,239
Retained earnings	10,266,189	10,240,552
Accumulated other comprehensive loss	(324,038)	(332,528)
Less - treasury stock, at cost (68,548,479 shares in 2022 and 69,312,326 shares in 2021)	4,984,160	5,039,699
Total common shareholders' equity	11,711,079	11,637,284
Subsidiaries' preferred stock without sinking fund and noncontrolling interest	107,492	68,110
TOTAL	11,818,571	11,705,394

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$57,827,579	$59,454,242

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2022
(Unaudited)

Common Shareholders’ Equity
Subsidiaries’ Preferred Stock and Noncontrolling Interest	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In Thousands)

Balance at December 31, 2021	$68,110	$2,720	($5,039,699)	$6,766,239	$10,240,552	($332,528)	$11,705,394

Consolidated net income (a)	3,193	—	—	—	276,400	—	279,593
Other comprehensive loss	—	—	—	—	—	(4,050)	(4,050)
Common stock issuances related to stock plans	—	—	36,612	(31,085)	—	—	5,527
Common stock dividends declared	—	—	—	—	(205,058)	—	(205,058)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2022	$66,723	$2,720	($5,003,087)	$6,735,154	$10,311,894	($336,578)	$11,776,826

Consolidated net income (a)	4,308	—	—	—	159,703	—	164,011
Other comprehensive income	—	—	—	—	—	12,540	12,540
Common stock issuances related to stock plans	—	—	18,927	15,214	—	—	34,141
Common stock dividends declared	—	—	—	—	(205,408)	—	(205,408)
Beneficial interest in storm trust	31,636	—	—	—	—	—	31,636
Capital contributions from noncontrolling interest	9,595	—	—	—	—	—	9,595
Distributions to noncontrolling interest	(190)	—	—	—	—	—	(190)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2022	$107,492	$2,720	($4,984,160)	$6,750,368	$10,266,189	($324,038)	$11,818,571

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2022 and second quarter 2022 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for first quarter 2021 and second quarter 2021 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

In October 2021 the U.S. Court of Federal Claims issued a final judgment in the amount of $83 million in favor of Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear Indian Point 3, LLC against the DOE in the Indian Point Unit 2 third round and Unit 3 second round combined damages case. Entergy received payment from the U.S. Treasury in January 2022. The effect of recording the judgment was a reduction to asset write-offs, impairments, and related charges (credits). The damages awarded included $32 million related to costs previously recorded as plant, $47 million related to costs previously recorded as other operation and maintenance expenses, and $4 million related to costs previously recorded as taxes other than income taxes.

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

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2022, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase from $0.00959 per kWh to $0.01785 per kWh. The primary reason for the rate increase is a large under-recovered balance as a result of higher natural gas prices in 2021, particularly in the fourth quarter 2021. At the request of the APSC general staff, Entergy Arkansas deferred its request for recovery of $32 million from the under-recovery related to the 2021 February winter storms until the 2023 energy cost rate redetermination, unless a request for an interim adjustment to the energy cost recovery rider is necessary. This resulted in a redetermined rate of $0.016390 per kWh, which became effective with the first billing cycle in April 2022 through the normal operation of the tariff.

Entergy Louisiana

As discussed in the Form 10-K, in February 2021, Entergy Louisiana incurred extraordinary fuel costs associated with the February 2021 winter storms. To mitigate the effect of these costs on customer bills, in March 2021, Entergy Louisiana requested and the LPSC approved the deferral and recovery of $166 million in incremental fuel costs over five months beginning in April 2021. In April 2022 the LPSC staff issued a draft audit report regarding Entergy Louisiana’s fuel adjustment clause charges in February 2021 that did not recommend any financial disallowances, but included several prospective recommendations. Responsive testimony was filed by one intervenor and the parties agreed to suspend any procedural schedule and move toward settlement discussions to close the matter.

In May 2022 the LPSC staff issued a draft audit report regarding Entergy Louisiana’s purchased gas adjustment charges in February 2021 that did not propose any financial disallowances. The LPSC staff and Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Louisiana have agreed to suspend any procedural schedule and move toward settlement discussions to close the matter.

To mitigate high electric bills, primarily driven by high summer usage and elevated gas prices, Entergy Louisiana has deferred approximately $135 million of fuel expense incurred in April, May, and June 2022 (as reflected on June, July, and August 2022 bills). Deferrals from April and May 2022 are expected to be recovered in the last four months of 2022 and June 2022 deferrals will be included in the over/under calculation of the fuel adjustment clause.

Entergy Mississippi

See “Complaints Against System Energy - System Energy Settlement with the MPSC” below for discussion of the settlement agreement filed with the FERC in June 2022. The settlement, which is contingent upon FERC approval, provides for a refund of $235 million from System Energy to Entergy Mississippi. In July 2022 the MPSC directed the disbursement of settlement proceeds, ordering Entergy Mississippi to provide a one-time $80 bill credit to each of its approximately 460,000 retail customers to be effective during the September 2022 billing cycle, and to apply the remaining proceeds to Entergy Mississippi’s under-recovered deferred fuel balance.

Entergy Texas

In May 2022, Entergy Texas filed an application with the PUCT to implement an interim fuel surcharge to collect the cumulative under-recovery of approximately $51.7 million, including interest, of fuel and purchased power costs incurred from May 1, 2020 through December 31, 2021. The under-recovery balance is primarily attributable to the impacts of Winter Storm Uri, including historically high natural gas prices, partially offset by settlements received by Entergy Texas from MISO related to Hurricane Laura. Entergy Texas proposed that the interim fuel surcharge be assessed over a period of six months beginning with the first billing cycle after the PUCT issues a final order, but no later than the first billing cycle of September 2022. Also in May 2022, the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2022, Entergy Texas filed on behalf of the parties an unopposed settlement resolving all issues in the proceeding. In addition, Entergy Texas filed on behalf of the parties a motion to admit evidence, to approve interim rates as requested in the initial application, and to remand the proceeding to the PUCT to consider the unopposed settlement. In August 2022 the ALJ with the State Office of Administrative Hearings issued an order granting Entergy Texas’s motion, approving interim rates effective with the first billing cycle of September 2022, and remanding the case to the PUCT for final approval.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2022 Formula Rate Plan Filing

In July 2022, Entergy Arkansas filed with the APSC its 2022 formula rate plan filing to set its formula rate for the 2023 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2023 and a netting adjustment for the historical year 2021. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2023 projected year is 7.40% resulting in a revenue deficiency of $104.8 million. The earned rate of return on common equity for the 2021 historical year was 8.38% resulting in a $15.2 million netting adjustment. The total proposed revenue change for the 2023 projected year and 2021 historical year netting adjustment is $119.9 million. By operation of the formula rate plan, Entergy Arkansas’s

Entergy Corporation and Subsidiaries
Notes to Financial Statements
recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase is limited to $79.3 million.

COVID-19 Orders

See the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. As of June 30, 2022, Entergy Arkansas had a regulatory asset of $36.6 million for costs associated with the COVID-19 pandemic.

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2021 Formula Rate Plan Filing

In May 2022, Entergy Louisiana filed its formula rate plan evaluation report for its 2021 calendar year operations. The 2021 test year evaluation report produced an earned return on common equity of 8.33%, with a base formula rate plan revenue increase of $65.3 million. Other increases in formula rate plan revenue driven by reductions in Tax Cut and Jobs Act credits and additions to transmission and distribution plant in service reflected through the transmission recovery mechanism and distribution recovery mechanism are partly offset by an increase in net MISO revenues, leading to a net increase in formula rate plan revenue of $152.9 million. The effects of the changes to total formula rate plan revenue are different for each legacy company, primarily due to differences in the legacy companies’ capacity cost changes, including the effect of true-ups. Legacy Entergy Louisiana formula rate plan revenues will increase by $86 million and legacy Entergy Gulf States Louisiana formula rate plan revenues will increase by $66.9 million. Subject to refund and LPSC review, the resulting changes will be effective for bills rendered during the first billing cycle of September 2022.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of June 30, 2022, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

Filings with the MPSC (Entergy Mississippi)

Retail Rates

2022 Formula Rate Plan Filing

In March 2022, Entergy Mississippi submitted its formula rate plan 2022 test year filing and 2021 look-back filing showing Entergy Mississippi’s earned return for the historical 2021 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2022 calendar year to be below the formula rate plan bandwidth. The 2022 test year filing shows a $69 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.70% return on rate base, within the formula rate plan bandwidth. The change in formula rate plan revenues, however, is capped at 4% of retail revenues, which equates to a revenue change of $48.6 million. The 2021 look-back filing compares actual

Entergy Corporation and Subsidiaries
Notes to Financial Statements
2021 results to the approved benchmark return on rate base and reflects the need for a $34.5 million interim increase in formula rate plan revenues. In fourth quarter 2021, Entergy Mississippi recorded a regulatory asset of $19 million to reflect the then-current estimate in connection with the look-back feature of the formula rate plan. In accordance with the provisions of the formula rate plan, Entergy Mississippi implemented a $24.3 million interim rate increase, reflecting a cap equal to 2% of 2021 retail revenues, effective in April 2022.

In June 2022, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2022 test year filing that resulted in a total rate increase of $48.6 million. Pursuant to the joint stipulation, Entergy Mississippi’s 2021 look-back filing reflected an earned return on rate base of 5.99% in calendar year 2021, which is below the look-back bandwidth, resulting in a $34.3 million increase in the formula rate plan revenues on an interim basis through June 2023. In July 2022 the MPSC approved the joint stipulation with rates effective in August 2022.

In July 2022 the MPSC directed Entergy Mississippi to flow $14.1 million of the power management rider over-recovery balance to customers beginning in August 2022 through December 2022 to mitigate the bill impact of the increase in formula rate plan revenues.

Sunflower Solar

As discussed in the Form 10-K, in April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions. In July 2022, pursuant to the MPSC’s April 2020 order, Entergy Mississippi submitted a compliance filing to the MPSC with updated calculations of the impact of the Sunflower Solar facility on rate base and revenue requirement for the Sunflower Solar facility and benefits of the tax equity partnership. See Note 14 to the financial statements herein for discussion of Entergy Mississippi’s purchase of the Sunflower Solar facility.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. As of June 30, 2022, Entergy Mississippi had a regulatory asset of $13.1 million for costs associated with the COVID-19 pandemic. Entergy Mississippi received approval to recover this regulatory asset through its formula rate plan rider over a three-year period beginning August 2022.

Filings with the City Council (Entergy New Orleans)

Retail Rates

2022 Formula Rate Plan Filing

In April 2022, Entergy New Orleans submitted to the City Council its formula rate plan 2021 test year filing. The 2021 test year evaluation report, subsequently updated in a July 2022 filing, produced an earned return on equity of 6.88% compared to the authorized return on equity of 9.35%. Entergy New Orleans seeks approval of a $42.1 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula results in an increase in authorized electric revenues of $34.1 million and an increase in authorized gas revenues of $3.3 million. Entergy New Orleans also seeks to commence collecting $4.7 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. In July 2022 the City Council’s advisors issued a report seeking a reduction to Entergy New Orleans’s proposed increase of approximately $17.1 million in total for electric and gas revenues. The parties have a 25-day period to attempt to reach an agreement on the final amount to increase revenues, with implementation of resulting rates effective with the first billing cycle of September 2022 pursuant to the formula rate plan tariff. For any disputed rate adjustments,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
however, the City Council will set a procedural schedule that will extend the process for City Council approval of disputed rate adjustments.

COVID-19 Orders

As discussed in the Form 10-K, in May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. As of June 30, 2022, Entergy New Orleans had a regulatory asset of $14.5 million for costs associated with the COVID-19 pandemic. As part of its 2022 formula rate plan filing, Entergy New Orleans requested recovery of this regulatory asset over a five-year period beginning September 2022.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2022 Base Rate Case

In July 2022, Entergy Texas filed a base rate case with the PUCT seeking an increase in base rates of approximately $131.4 million. The base rate case was based on a 12-month test year ending December 31, 2021. Key drivers of the requested increase are changes in depreciation rates as the result of a depreciation study and an increase in the return on equity. In addition, Entergy Texas included capital additions placed into service for the period of January 1, 2018 through December 31, 2021, including those additions currently reflected in the distribution and transmission cost recovery factor riders and the generation cost recovery rider, all of which would be reset to zero as a result of this proceeding. In July 2022, the PUCT referred the proceeding to the State Office of Administrative Hearings. Also in July 2022, the ALJ with the State Office of Administrative Hearings approved a procedural schedule with a hearing on the merits in December 2022.

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

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2021, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $66.1 million annually, or $15.1 million in incremental annual revenues beyond Energy Texas’s currently effective TCRF rider based on its capital invested in transmission between September 1, 2020 and July 31, 2021 and changes in approved transmission charges. In January 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In February 2022 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2022. In February 2022 the ALJ granted the motion for interim rates, admitted evidence, and remanded the case to the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
PUCT for consideration of a final order at a future open meeting. In June 2022 the PUCT issued an order approving the settlement.

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

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in April 2022. In January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. In March 2022, Entergy Texas filed on behalf of the parties an unopposed motion, which motion was granted by the ALJ with the State Office of Administrative Hearings, to abate the procedural schedule indicating that the parties had reached an agreement in principle. In April 2022, Entergy Texas filed on behalf of the parties a unanimous settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million, which is $4.5 million in incremental annual revenue above the $88.3 million approved in January 2022, related to Entergy Texas’s actual investment in the acquisition of the Hardin County Peaking Facility. Concurrently with filing of the unanimous settlement agreement, Entergy Texas submitted an agreed motion to admit evidence and remand the case to the PUCT for review and consideration of the settlement agreement, which motion was granted by the ALJ with the State Office of Administrative Hearings.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings, the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. As of June 30, 2022, Entergy Texas had a regulatory asset of $10.4 million for costs associated with the COVID-19 pandemic. As part of its 2022 base rate case filing, Entergy Texas requested recovery of its regulatory asset over a three-year period beginning December 2022.

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in September 2020, Entergy Arkansas filed a complaint in the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of the opportunity sales payments made to the other Utility operating companies. In October 2020 the APSC filed a motion to dismiss Entergy Arkansas’s complaint. In March 2022 the court denied the APSC’s motion to dismiss and, in April 2022, issued a scheduling order including a trial date in February 2023. In June 2022, Entergy Arkansas filed a motion asserting that it is entitled to summary judgment because Entergy Arkansas’s position that the APSC’s order is pre-empted by the filed rate doctrine and violates the Dormant Commerce Clause is premised on facts that are not subject to genuine dispute. In July 2022, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a motion to intervene and to hold Entergy Arkansas’s motion for summary judgment in abeyance pending a ruling on the motion to intervene. Entergy Arkansas filed a consolidated opposition to both motions.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy. The following are updates to that discussion. See “System Energy Settlement with the MPSC” below for discussion of a partial settlement agreement and offer of settlement related to the pending proceedings before the FERC.

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $61 million, which includes interest through June 30, 2022, and the estimated resulting annual rate reduction would be approximately $50 million. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that

Entergy Corporation and Subsidiaries
Notes to Financial Statements
System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through June 30, 2022 is approximately $422 million, plus interest, which is approximately $139 million through June 30, 2022. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through June 30, 2022.

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

LPSC Additional Complaints

As discussed in the Form 10-K, in May 2020 the LPSC authorized its staff to file additional complaints at the FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement.

Unit Power Sales Agreement Complaint

The first of the additional complaints was filed by the LPSC, the APSC, the MPSC, and the City Council in September 2020. The first complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in abeyance pending the FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above. System Energy agreed that the hearing should be held in abeyance but sought rehearing of the FERC’s decision as related to matters set for hearing that were beyond the scope of the FERC’s jurisdiction or authority. The complainants sought rehearing of the FERC’s decision to hold the hearing in abeyance and filed a motion to proceed, which motion System Energy subsequently opposed. In June 2021, System Energy’s request for rehearing was denied by operation of law, and System Energy filed an appeal of the FERC’s orders in the Court of Appeals for the Fifth Circuit. The appeal was initially stayed for a period of 90 days, but the stay expired. In November 2021 the Fifth Circuit dismissed the appeal as premature.

In November 2021 the LPSC, the APSC, and the City Council filed direct testimony and requested the FERC to order refunds for prior periods and prospective amendments to the Unit Power Sales Agreement. The LPSC’s refund claims include, among other things, allegations that: (1) System Energy should not have included certain sale-leaseback transaction costs in prepayments; (2) System Energy should have credited rate base to reflect

Entergy Corporation and Subsidiaries
Notes to Financial Statements
the time value of money associated with the advance collection of lease payments; (3) System Energy incorrectly included refueling outage costs that were recorded in account 174 in rate base; and (4) System Energy should have excluded several accumulated deferred income tax balances in account 190 from rate base. The LPSC is also seeking a retroactive adjustment to retained earnings and capital structure in conjunction with the implementation of its proposed refunds. In addition, the LPSC seeks amendments to the Unit Power Sales Agreement going forward to address below-the-line costs, incentive compensation, the working capital allowance, litigation expenses, and the 2019 termination of the capital funds agreement. The APSC argues that: (1) System Energy should have included borrowings from the Entergy System money pool in its determination of short-term debt in its cost of capital; and (2) System Energy should credit customers with System Energy’s allocation of earnings on money pool investments. The City Council alleges that System Energy has maintained excess cash on hand in the money pool and that retention of excess cash was imprudent. Based on this allegation, the City Council’s witness recommends a refund of approximately $98.8 million for the period 2004-September 2021 or other alternative relief. The City Council further recommends that the FERC impose a hypothetical equity ratio such as 48.15% equity to capital on a prospective basis.

In January 2022, System Energy filed answering testimony arguing that the FERC should not order refunds for prior periods or any prospective amendments to the Unit Power Sales Agreement. In response to the LPSC’s refund claims, System Energy argues, among other things, that: (1) the inclusion of sale-leaseback transaction costs in prepayments was correct; (2) the filed rate doctrine bars the request for a retroactive credit to rate base for the time value of money associated with the advance collection of lease payments; (3) an accounting misclassification for deferred refueling outage costs has been corrected, caused no harm to customers, and requires no refunds; and (4) its accounting and ratemaking treatment of specified accumulated deferred income tax balances in account 190 has been correct. System Energy further responds that no retroactive adjustment to retained earnings or capital structure should be ordered because there is no general policy requiring such a remedy and there was no showing that the retained earnings element of the capital structure was incorrectly implemented. Further, System Energy presented evidence that all of the costs that are being challenged were long known to the retail regulators and were approved by them for inclusion in retail rates, and the attempt to retroactively challenge these costs, some of which have been included in rates for decades, is unjust and unreasonable. In response to the LPSC’s proposed going-forward adjustments, System Energy presents evidence to show that none of the proposed adjustments are needed. On the issue of below-the-line expenses, during discovery procedures, System Energy identified a historical allocation error in certain months and agreed to provide a bill credit to customers to correct the error. In response to the APSC’s claims, System Energy argues that the Unit Power Sales Agreement does not include System Energy’s borrowings from the Entergy System money pool or earnings on deposits to the Entergy System money pool in the determination of the cost of capital; and accordingly, no refunds are appropriate on those issues. In response to the City Council’s claims, System Energy argues that it has reasonably managed its cash and that the City Council’s theory of cash management is defective because it fails to adequately consider the relevant cash needs of System Energy and it makes faulty presumptions about the operation of the Entergy System money pool. System Energy further points out that the issue of its capital structure is already subject to pending FERC litigation.

In March 2022 the FERC trial staff filed direct and answering testimony in response to the LPSC, the APSC, and the City Council’s direct testimony. In its testimony, the FERC trial staff recommends refunds for two primary reasons: (1) it concluded that System Energy should have excluded specified accumulated deferred income tax balances in account 190 associated with rate refunds; and (2) it concluded that System Energy should have excluded specified accumulated deferred income tax balances in account 190 associated with a deemed contract satisfaction and reissuance that occurred in 2005. The FERC trial staff recommends refunds of $84.1 million, exclusive of any tax gross-up or FERC interest. In addition, the FERC trial staff recommends the following prospective modifications to the Unit Power Sales Agreement: (1) inclusion of a rate base credit to recognize the time value of money associated with the advance collection of lease payments; (2) exclusion of executive incentive compensation costs for members of the Office of the Chief Executive and long-term performance unit costs where awards are based solely or primarily on financial metrics; and (3) exclusion of unvested, accrued amounts for stock options, performance units, and restricted stock awards. With respect to issues that ultimately concern the reasonableness of System Energy’s rate of return, the FERC trial staff states that it is unnecessary to consider such

Entergy Corporation and Subsidiaries
Notes to Financial Statements
issues in this proceeding, in light of the pending case concerning System Energy’s return on equity and capital structure. On all other material issues raised by the LPSC, the APSC, and the City Council, the FERC trial staff recommends either no refunds or no modification to the Unit Power Sales Agreement.

In April 2022, System Energy filed cross-answering testimony in response to the FERC trial staff’s recommendations of refunds for the accumulated deferred income taxes issues and proposed modifications to the Unit Power Sales Agreement for the executive incentive compensation issues. In June 2022 the FERC trial staff submitted revised answering testimony, in which it recommended additional refunds associated with the accumulated deferred income tax balances in account 190 associated with a deemed contract satisfaction and reissuance that occurred in 2005. Based on the testimony revisions, the FERC trial staff’s recommended refunds total $106.6 million, exclusive of any tax gross-up or FERC awarded interest. Also in June 2022, System Energy filed revised and supplemental cross-answering testimony to respond to the changes in the FERC trial staff’s testimony and oppose its revised recommendation.

In May 2022 the LPSC, the APSC, and the City Council filed rebuttal testimony. The LPSC’s testimony asserts new claims, including that: (1) certain of the sale-leaseback transaction costs may have been imprudently incurred; (2) accumulated deferred income taxes associated with sale-leaseback transaction costs should have been included in rate base; (3) accumulated deferred income taxes associated with federal investment tax credits should have been excluded from rate base; (4) monthly net operating loss accumulated deferred income taxes should have been excluded from rate base; and (5) several categories of proposed rate changes, including executive incentive compensation, air travel, industry dues, and legal costs, also warrant historical refunds. The LPSC’s rebuttal testimony argues that refunds for the alleged tariff violations and other claims must be calculated by rerunning the Unit Power Sales Agreement formula rate; however, it includes estimates of refunds associated with some, but not all, of its claims, totaling $286 million without interest. The City Council’s rebuttal testimony also proposes a new, alternate theory and claim for relief regarding System Energy’s participation in the Entergy System money pool, under which it calculates estimated refunds of approximately $51.7 million. The APSC’s rebuttal testimony agrees with the LPSC’s direct testimony that retained earnings should be adjusted in a comprehensive refund calculation. The testimony quantifies the estimated impacts of three issues: (1) a $1.5 million reduction in the revenue requirement under the Unit Power Sales Agreement if System Energy’s borrowings from the money pool are included in short-term debt; (2) a $1.9 million reduction in the revenue requirement if System Energy’s allocated share of money pool earnings are credited through the Unit Power Sales Agreement; and (3) a $1.9 million reduction in the revenue requirement for every $50 million of refunds ordered in a given year, without interest.

In June 2022 a new procedural schedule was adopted, providing for additional rounds of testimony, for the hearing to begin in September 2022, and for the initial decision to be issued in February 2023. In July 2022, System Energy filed responsive rebuttal testimony responding to the new claims in the LPSC’s and the City Council’s rebuttal testimony. Also in July 2022 the LPSC filed supplemental rebuttal testimony responding to System Energy’s revised cross-answering testimony.

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2020 Calendar Year Bills

System Energy’s Unit Power Sales Agreement includes formula rate protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In February 2022, pursuant to the protocols procedures, the LPSC, the APSC, the MPSC, the City Council, and the Mississippi Public Utilities Staff filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2020. The formal challenge alleges: (1) that it was imprudent for System Energy to accept the IRS’s partial acceptance of a previously uncertain tax position; (2) that System Energy should have delayed recording the result of the IRS’s partial acceptance of the previously uncertain tax position until after internal tax allocation payments were made; (3) that the equity ratio charged in rates was excessive; (4) that sale-leaseback rental payments should have been excluded from rates; and (5) that all issues in the ongoing Unit Power Sales Agreement Complaint proceeding should also be reflected in calendar year 2020 bills. While System Energy disagrees that any refunds are owed for the 2020 calendar year bills, the formal challenge estimates that the

Entergy Corporation and Subsidiaries
Notes to Financial Statements
financial impact of the first through fourth allegations is approximately $53 million in refunds, excluding interest which will be calculated after a FERC order is issued; it does not provide an estimate of the financial impact of the fifth allegation.

In March 2022, System Energy filed an answer to the formal challenge in which it requested that the FERC deny the formal challenge as a matter of law, or else hold the proceeding in abeyance pending the resolution of related dockets.

System Energy Settlement with the MPSC

In June 2022, System Energy, Entergy Mississippi, and additional named Entergy parties involved in thirteen docketed proceedings before the FERC filed with the FERC a partial settlement agreement and offer of settlement. The settlement memorializes the Entergy parties’ agreement with the MPSC to globally resolve all actual and potential claims between the Entergy parties and the MPSC associated with those FERC proceedings and with System Energy’s past implementation of the Unit Power Sales Agreement. The Unit Power Sales Agreement is a FERC-jurisdictional formula rate tariff for sales of energy and capacity from System Energy’s owned and leased share of Grand Gulf to Entergy Mississippi, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. Entergy Mississippi purchases the greatest single amount, nearly 40% of System Energy’s share of Grand Gulf, after its additional purchases from affiliates are considered. The settlement therefore limits System Energy’s overall refund exposure associated with the identified proceedings because they will be resolved completely as between the Entergy parties and the MPSC.

The FERC proceedings that are resolved as between the Entergy parties and the MPSC include the Return on Equity and Capital Structure Complaints, the Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue, the Unit Power Sales Agreement Complaint, and the Grand Gulf Prudence Complaint, all of which are discussed in Note 2 to the financial statements in the Form 10-K, and updated above. They also include the proceedings concerning System Energy’s return of excess accumulated deferred income taxes after the Tax Cuts and Jobs Act and the proceedings established to address System Energy’s October 2020 and December 2020 Federal Power Act section 205 filings to provide credits to customers related to the IRS’s decision as to the uncertain decommissioning tax position, also as all discussed in Note 2 to the financial statements in the Form 10-K. The settlement also resolves the MPSC’s involvement in the formal challenge filed by the retail regulators of System Energy’s customers in connection with the implementation of the Unit Power Sales Agreement annual formula rate protocols for the 2020 test year, which is discussed above.

The settlement provides for a black-box refund of $235 million from System Energy to Entergy Mississippi, which will be paid within 120 days of the settlement’s effective date (either the date of the FERC approval of the settlement without material modification, or the date that all settling parties agree to accept modifications or otherwise modify the settlement in response to a proposed material modification by the FERC). In addition, beginning with the July 2022 service month, the settlement provides for Entergy Mississippi’s bills from System Energy to be adjusted to reflect: an authorized rate of return on equity of 9.65%, a capital structure not to exceed 52% equity, a rate base reduction for the advance collection of sale-leaseback rental costs, and the exclusion of certain long-term incentive plan performance unit costs from rates.

The settlement is expressly contingent upon the approval of the FERC and the MPSC. It was approved by the MPSC in June 2022. The remaining retail regulators of Entergy’s utility operating company purchasers under the Unit Power Sales Agreement (the APSC, the LPSC, and the City Council) may elect to join the settlement. If all of them elect to do so under the terms of the settlement, then the total black-box refund payment by System Energy would be $588.25 million, and the prospective rate adjustments would apply to all purchasers under the Unit Power Sales Agreement.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
If the FERC approves the settlement in accordance with its terms, then it will become binding upon the Entergy parties and the MPSC even if no additional retail regulators elect to join the settlement. The settlement will have no effect on the rights of non-settling parties to the identified FERC proceedings.

System Energy previously recorded a provision and associated liability of $37 million for elements of the applicable litigation. In June 2022, System Energy recorded a regulatory charge of $551 million ($413 million net-of-tax), increasing the regulatory liability to $588 million, which consists of $235 million for the settlement with the MPSC and $353 million for potential future refunds to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. In August 2022 comments on the settlement were filed by the APSC, the LPSC, the City Council, the FERC trial staff, and a group that refers to itself as the Louisiana Stakeholders, which are three entities that intervened in the Grand Gulf Prudence Complaint proceeding but not any other proceedings that are part of the settlement. The APSC, the LPSC, and the City Council do not intend to join the settlement, but they do not oppose its approval as between the MPSC and the Entergy parties. The FERC trial staff concludes that the settlement is fair, reasonable, and in the public interest. The Louisiana Stakeholders oppose the settlement, alleging it does not resolve the issues raised in the Grand Gulf Prudence Complaint proceeding. Reply comments will be filed later in August 2022.

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

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by these storms were estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana sought an LPSC determination that $2.11 billion was prudently incurred and, therefore, was eligible for recovery from customers. Additionally, Entergy Louisiana requested that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million was appropriate. In July 2021, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021.

In August 2021, Hurricane Ida caused extensive damage to Entergy Louisiana’s distribution and, to a lesser extent, transmission systems resulting in widespread power outages. In September 2021, Entergy Louisiana filed an

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

After filing of testimony by LPSC staff and intervenors, which generally supported or did not oppose Entergy Louisiana’s requests in regard to Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida, the parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in February 2022. The settlement agreement contained the following key terms: $2.1 billion of restoration costs from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $51 million were recoverable; a $290 million cash storm reserve should be re-established; a $1 billion reserve should be established to partially pay for Hurricane Ida restoration costs; and Entergy Louisiana was authorized to finance $3.186 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. The LPSC issued an order approving the settlement in March 2022. As a result of the financing order, Entergy Louisiana reclassified $1.942 billion from utility plant to other regulatory assets.

In May 2022 the securitization financing closed, resulting in the issuance of $3.194 billion principal amount of bonds by Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA), a political subdivision of the State of Louisiana. The securitization was authorized pursuant to the Louisiana Utilities Restoration Corporation Act, Part VIII of Chapter 9 of Title 45 of the Louisiana Revised Statutes, as supplemented by Act 293 of the Louisiana legislature approved in 2021. The LCDA loaned the proceeds to the LURC. Pursuant to Act 293, the LURC contributed the net bond proceeds to a State legislatively authorized and LURC-sponsored trust, Restoration Law Trust I (the storm trust).

Pursuant to Act 293, the net proceeds of the bonds were used by the storm trust to purchase 31,635,718.7221 Class A preferred, non-voting membership interest units (the preferred interests) issued by Entergy Finance Company, LLC, a majority-owned indirect subsidiary of Entergy. Entergy Finance Company is required to make annual distributions (dividends) commencing on December 15, 2022 on the preferred interests issued to the storm trust. These annual dividends received by the storm trust will be distributed to Entergy Louisiana and the LURC, as beneficiaries of the storm trust. Specifically, 1% of the annual dividends received by the storm trust will be distributed to the LURC, for the benefit of customers, and 99% will be distributed to Entergy Louisiana, net of storm trust expenses. The preferred interests have a stated annual cumulative cash dividend rate of 7% and a liquidation price of $100 per unit. The terms of the preferred interests include certain financial covenants to which Entergy Finance Company is subject.

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The system restoration charge is adjusted at least semi-annually to ensure that it is sufficient to service the bonds. Entergy Louisiana collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy Louisiana began collecting the system restoration charge effective with the first billing cycle of June 2022 and the system restoration charge is expected to remain in place up to 15 years. Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust is required to liquidate Entergy Finance Company preferred interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial.

From the proceeds from the issuance of the preferred membership interests, Entergy Finance Company distributed $1.4 billion to its parent, Entergy Holdings Company, LLC. Subsequently, Entergy Holdings Company liquidated, distributing the $1.4 billion it received from Entergy Finance Company to Entergy Louisiana as holder of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
6,843,780.24 units of Class A, 4,126,940.15 units of Class B, and 2,935,152.69 units of Class C preferred membership interests. Entergy Louisiana had acquired these preferred membership interests with proceeds from previous securitizations of storm restoration costs. Entergy Finance Company loaned the remaining $1.7 billion from the preferred membership interests proceeds to Entergy which used the cash to redeem $650 million of 4.00% Series senior notes due July 2022 and indirectly contributed $1 billion to Entergy Louisiana as a capital contribution.

Entergy Louisiana used the $1 billion capital contribution to fund its Hurricane Ida escrow account and subsequently withdrew the $1 billion from the escrow account. With a portion of the $1 billion withdrawn from the escrow account and the $1.4 billion from the Entergy Holdings Company liquidation, Entergy Louisiana deposited $290 million in a restricted escrow account as a storm damage reserve for future storms, used $1.2 billion to repay its unsecured term loan due June 2023, and used $435 million to redeem a portion of its 0.62% Series mortgage bonds due November 2023.

As discussed in Note 10 to the financial statements herein, the securitization resulted in recognition of a reduction of income tax expense of approximately $290 million by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was offset by other tax charges resulting in a net reduction of income tax expense of $283 million. In recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded a $224 million ($165 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers.

As discussed in Note 12 to the financial statements herein, Entergy Louisiana consolidates the storm trust as a variable interest entity and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the financial statements. In second quarter 2022, Entergy Louisiana recorded a charge of $31.6 million in other income to reflect the LURC’s beneficial interest in the trust.

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida currently are estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana is seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, is eligible for recovery from customers. As part of this filing, Entergy Louisiana also is seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount is exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana is requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, is eligible for recovery from customers. As discussed above, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. A procedural schedule has been established with a hearing in December 2022.

Entergy New Orleans

Hurricane Zeta

As discussed in the Form 10-K, in October 2020, Hurricane Zeta caused significant damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. In March 2021, Entergy New Orleans withdrew $44 million from its funded storm reserves. In May 2021, Entergy New Orleans filed an application with

Entergy Corporation and Subsidiaries
Notes to Financial Statements
the City Council requesting approval and certification that its system restoration costs associated with Hurricane Zeta of approximately $36 million, which included $7 million in estimated costs, were reasonable and necessary to enable Entergy New Orleans to restore electric service to its customers and Entergy New Orleans’s electric utility infrastructure. In May 2022 the City Council advisors issued a report recommending that the City Council find that Entergy New Orleans acted prudently in restoring service following Hurricane Zeta and approximately $33 million in storm restoration costs were prudently incurred and recoverable. Additionally, the advisors concluded that approximately $7 million of the $44 million withdrawn from its funded storm reserve was in excess of Entergy New Orleans’s costs and should be considered in Entergy New Orleans’s application for certification of costs related to Hurricane Ida, as discussed below.

Hurricane Ida

As discussed in the Form 10-K, in August 2021, Hurricane Ida caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. The storm resulted in widespread power outages, including the loss of 100% of Entergy New Orleans’s load and damage to distribution and transmission infrastructure, including the loss of connectivity to the eastern interconnection. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. In June 2022, Entergy New Orleans filed an application with the City Council requesting approval and certification that storm restoration costs associated with Hurricane Ida of approximately $170 million were reasonable, necessary, and prudently incurred to enable Entergy New Orleans to restore electric service to its customers and to repair Entergy New Orleans’s electric utility infrastructure. Carrying costs through December 2022 related to Hurricane Ida restoration costs were $9 million. Additionally, Entergy New Orleans is requesting approval that the $39 million withdrawal from its funded storm reserve in September 2021 and $7 million in excess storm reserve escrow withdrawals related to Hurricane Zeta and prior miscellaneous storms are properly applied to Hurricane Ida storm restoration costs, the application of which reduces the amount to be recovered from Entergy New Orleans customers by $46 million. The City Council has not yet set a procedural schedule regarding the requested relief, though Entergy New Orleans requested resolution by the end of first quarter 2023. Entergy New Orleans intends to file with the City Council an application proposing a financing method for recovery of costs deemed eligible for recovery.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  EQUITY (Entergy Corporation, Entergy Louisiana, and Entergy Mississippi)

Common Stock

Earnings (Loss) per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated statements of operations:

	For the Three Months Ended June 30,
	2022			2021
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings (loss) per share
Net income (loss) attributable to Entergy Corporation	$159.7	203.4	$0.79	($6.0)	200.8	($0.03)
Average dilutive effect of:
Stock options		0.5	(0.01)		—	—
Other equity plans		0.5	—		—	—
Equity Forwards		0.3	—		—	—
Diluted earnings (loss) per share	$159.7	204.7	$0.78	($6.0)	200.8	($0.03)

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.9 million for the three months ended June 30, 2022 and approximately 1 million for the three months ended June 30, 2021.

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated statements of operations:

	For the Six Months Ended June 30,
	2022			2021
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$436.1	203.2	$2.15	$328.6	200.7	$1.64
Average dilutive effect of:
Stock options		0.5	(0.01)		0.4	(0.01)
Other equity plans		0.4	(0.01)		0.3	—
Equity forwards		0.2	—		—	—
Diluted earnings per share	$436.1	204.3	$2.13	$328.6	201.4	$1.63

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.9 million for the six months ended June 30, 2022 and approximately 1 million for the six months ended June 30, 2021.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Dividends declared per common share were $1.01 for the three months ended June 30, 2022 and $0.95 for the three months ended June 30, 2021. Dividends declared per common share were $2.02 for the six months ended June 30, 2022 and $1.90 for the six months ended June 30, 2021.

Equity Distribution Program

In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may enter into forward sale agreements for the sale of its common stock. Initially, the aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement could not exceed an aggregate gross sales price of $1 billion. In May 2022, Entergy increased by $1 billion the aggregate gross sales price authorized under the at the market equity distribution program. As of June 30, 2022, an aggregate gross sales price of approximately $884 million has been sold under the at the market equity distribution program. See Note 7 to the financial statements in the Form 10-K for discussion of the common stock issued and unsettled forward sale agreements entered into during 2021.

During the six months ended June 30, 2022, there were no shares of common stock issued under the at the market equity distribution program. During the six months ended June 30, 2021, Entergy Corporation issued 265,468 shares of common stock under the at the market equity distribution program. The net sales proceeds from these shares totaled $26.8 million, which includes the gross sales price of $28.2 million received by Entergy Corporation less $1.1 million of general issuance costs and $0.3 million of aggregate compensation to the agents with respect to such sales.

In June 2022, Entergy entered into a forward sale agreement for 2,124,086 shares of common stock. No amounts have or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreement occur. The forward sale agreement requires Entergy to, at its election prior to December 29, 2023, either (i) physically settle the transactions by issuing the total of 2,124,086 shares of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially approximately $116.94 per share) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreement. In connection with the forward sale agreement, the forward seller, or its affiliates, borrowed from third parties and sold 2,124,086 shares of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $250.9 million. In connection with the sale of these shares, Entergy paid the forward sellers fees of approximately $2.5 million, which have not been deducted from the gross sales price. Entergy did not receive any proceeds from such sales of borrowed shares.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In June 2021, Entergy entered into a forward sale agreement for 416,853 shares of common stock. No amounts have or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreement occur. The forward sale agreement requires Entergy to, at its election prior to September 30, 2022, either (i) physically settle the transactions by issuing the total of 416,853 shares of its common stock to the investment bank in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially $106.87 per share) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreement. In connection with the forward sale agreement, the forward seller, or its affiliates, borrowed from third parties and sold 416,853 shares of Entergy Corporation’s common stock. The gross sales price of these shares totaled $45 million. In connection with the sale of these shares, Entergy paid the forward sellers fees of approximately $0.5 million, which have not been deducted from the gross sales price. Entergy Corporation did not receive any proceeds from such sales of borrowed shares.

Until settlement of the forward sale agreement, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. For the six months ended June 30, 2022, approximately 1 million shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

Treasury Stock

During the six months ended June 30, 2022, Entergy Corporation issued 763,847 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2022.

Retained Earnings

On July 29, 2022, Entergy Corporation’s Board of Directors declared a common stock dividend of $1.01 per share, payable on September 1, 2022 to holders of record as of August 11, 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2022 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2022	($1,011)	($330,319)	($5,248)	($336,578)

Other comprehensive income (loss) before reclassifications	(14)	—	4,101	4,087
Amounts reclassified from accumulated other comprehensive income	38	6,045	2,370	8,453
Net other comprehensive income for the period	24	6,045	6,471	12,540

Ending balance, June 30, 2022	($987)	($324,274)	$1,223	($324,038)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2021 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2021	($861)	($511,609)	$11,963	($500,507)

Other comprehensive income (loss) before reclassifications	(14)	—	648	634
Amounts reclassified from accumulated other comprehensive income (loss)	(208)	22,098	(756)	21,134
Net other comprehensive income (loss) for the period	(222)	22,098	(108)	21,768

Ending balance, June 30, 2021	($1,083)	($489,511)	$11,855	($478,739)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2022 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2022	($1,035)	($338,647)	$7,154	($332,528)

Other comprehensive income (loss) before reclassifications	(29)	—	(11,774)	(11,803)
Amounts reclassified from accumulated other comprehensive income (loss)	77	14,373	5,843	20,293
Net other comprehensive income (loss) for the period	48	14,373	(5,931)	8,490

Ending balance, June 30, 2022	($987)	($324,274)	$1,223	($324,038)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2021 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2021	$28,719	($534,576)	$56,650	($449,207)

Other comprehensive income (loss) before reclassifications	1,467	—	(44,653)	(43,186)
Amounts reclassified from accumulated other comprehensive income (loss)	(31,269)	45,065	(142)	13,654
Net other comprehensive income (loss) for the period	(29,802)	45,065	(44,795)	(29,532)

Ending balance, June 30, 2021	($1,083)	($489,511)	$11,855	($478,739)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended June 30, 2022 and 2021:

	Pension and Other Postretirement Liabilities
	2022	2021
	(In Thousands)
Beginning balance, April 1,	$7,665	$3,920

Amounts reclassified from accumulated other comprehensive income (loss)	(491)	588
Net other comprehensive income (loss) for the period	(491)	588

Ending balance, June 30,	$7,174	$4,508

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the six months ended June 30, 2022 and 2021:

	Pension and Other Postretirement Liabilities
	2022	2021
	(In Thousands)
Beginning balance, January 1,	$8,278	$4,327

Amounts reclassified from accumulated other comprehensive income (loss)	(1,104)	181
Net other comprehensive income (loss) for the period	(1,104)	181

Ending balance, June 30,	$7,174	$4,508

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended June 30, 2022 and 2021 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2022	2021
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$—	$312	Competitive business operating revenues
Interest rate swaps	(48)	(48)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(48)	264
Income taxes	10	(56)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($38)	$208

Pension and other postretirement liabilities
Amortization of prior-service credit	$3,837	$5,248	(a)
Amortization of loss	(10,979)	(27,534)	(a)
Settlement loss	(545)	(6,043)	(a)
Total amortization	(7,687)	(28,329)
Income taxes	1,642	6,231	Income taxes
Total amortization (net of tax)	($6,045)	($22,098)

Net unrealized investment gain (loss)
Realized gain (loss)	($3,750)	$1,196	Interest and investment income
Income taxes	1,380	(440)	Income taxes
Total realized investment gain (loss) (net of tax)	($2,370)	$756

Total reclassifications for the period (net of tax)	($8,453)	($21,134)
(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the six months ended June 30, 2022 and 2021 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2022	2021
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$—	$39,679	Competitive business operating revenues
Interest rate swaps	(97)	(97)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(97)	39,582
Income taxes	20	(8,313)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($77)	$31,269

Pension and other postretirement liabilities
Amortization of prior-service credit	$7,674	$10,496	(a)
Amortization of loss	(24,904)	(62,063)	(a)
Settlement loss	(1,327)	(6,043)	(a)
Total amortization	(18,557)	(57,610)
Income taxes	4,184	12,545	Income taxes
Total amortization (net of tax)	($14,373)	($45,065)

Net unrealized investment gain (loss)
Realized gain (loss)	($9,245)	$224	Interest and investment income
Income taxes	3,402	(82)	Income taxes
Total realized investment gain (loss) (net of tax)	($5,843)	$142

Total reclassifications for the period (net of tax)	($20,293)	($13,654)

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended June 30, 2022 and 2021 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2022	2021
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,158	$1,230	(a)
Amortization of loss	(308)	(626)	(a)
Settlement loss	(178)	(1,400)	(a)
Total amortization	672	(796)
Income taxes	(181)	208	Income taxes
Total amortization (net of tax)	491	(588)

Total reclassifications for the period (net of tax)	$491	($588)

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the six months ended June 30, 2022 and 2021 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2022	2021
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$2,316	$2,460	(a)
Amortization of loss	(627)	(1,305)	(a)
Settlement loss	(178)	(1,400)	(a)
Total amortization	1,511	(245)
Income taxes	(407)	64	Income taxes
Total amortization (net of tax)	1,104	(181)

Total reclassifications for the period (net of tax)	$1,104	($181)

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Noncontrolling Interest

The dollar value of noncontrolling interest for Entergy Louisiana as of June 30, 2022 and December 31, 2021 is presented below:

	2022	2021
	(In Thousands)
Entergy Louisiana Noncontrolling Interest
Restoration Law Trust I (a)	$31,894	$—
Total Noncontrolling Interest	$31,894	$—

(a)Restoration Law Trust I was established as part of the Act 293 securitization of Entergy Louisiana’s Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs, as well as to establish a storm reserve to fund a portion of Hurricane Ida storm restoration costs. Restoration Law Trust I holds preferred membership interests issued by Entergy Finance Company and Entergy Finance Company is required to make annual distributions (dividends) on the preferred membership interests. These annual dividends paid on the Entergy Finance Company preferred membership interests will be distributed 1% to the LURC and 99% to Entergy Louisiana. Entergy Louisiana, as the primary beneficiary, consolidates Restoration Law Trust I and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the consolidated financial statements for Entergy Louisiana and Entergy. See Note 2 to the financial statements herein for a discussion of the Entergy Louisiana securitization.

The dollar value of noncontrolling interest for Entergy Mississippi as of June 30, 2022 and December 31, 2021 is presented below:

	2022	2021
	(In Thousands)
Entergy Mississippi Noncontrolling Interest
MS Sunflower Partnership, LLC (a)	$9,595	$—
Total Noncontrolling Interest	$9,595	$—

(a)In May 2022, MS Sunflower Partnership, LLC, a tax equity partnership between Entergy Mississippi and a tax equity investor, made the initial payment for the purchase of the Sunflower Solar facility. A final payment will be made upon substantial completion of the facility and is currently expected in third quarter 2022. Entergy Mississippi, as the managing member, consolidates MS Sunflower Partnership, LLC and the tax equity investor’s interest is shown as noncontrolling interest in the consolidated financial statements for Entergy Mississippi and Entergy. Entergy Mississippi uses the HLBV method of accounting for income or loss allocation to the tax equity investor’s noncontrolling interest. See Note 1 to the financial statements in the Form 10-K for further discussion of the HLBV method of accounting used to account for Entergy Arkansas’s investment in AR Searcy Partnership, LLC which is the basis for treatment of Entergy Mississippi’s investment in MS Sunflower Partnership, LLC.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2027.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months

Entergy Corporation and Subsidiaries
Notes to Financial Statements
ended June 30, 2022 was 1.96% on the drawn portion of the facility.  As of June 30, 2022, amounts outstanding and capacity available under the $3.5 billion credit facility are:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of June 30, 2022, Entergy Corporation had $1.398 billion of commercial paper outstanding.  The weighted-average interest rate for the six months ended June 30, 2022 was 0.91%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2022 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2022	Letters of Credit Outstanding as of June 30, 2022
Entergy Arkansas	April 2023	$25 million (b)	3.19%	$—	$—
Entergy Arkansas	June 2027	$150 million (c)	2.75%	$—	$—
Entergy Louisiana	June 2027	$350 million (c)	2.88%	$—	$—
Entergy Mississippi	April 2023	$45 million (d)	3.13%	$—	$—
Entergy Mississippi	April 2023	$40 million (d)	3.13%	$—	$—
Entergy Mississippi	April 2023	$10 million (d)	3.13%	$—	$—
Entergy Mississippi	July 2024	$150 million	2.42%	$100 million	$—
Entergy New Orleans	June 2024	$25 million (c)	3.29%	$—	$—
Entergy Texas	June 2027	$150 million (c)	2.88%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of June 30, 2022 that would have been applied to outstanding borrowings under the facility.
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
(d)Borrowings under the short-term Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of June 30, 2022:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of June 30, 2022 (a) (b)
Entergy Arkansas	$25 million	0.78%	$4.5 million
Entergy Louisiana	$125 million	0.78%	$70.0 million
Entergy Mississippi	$65 million	0.78%	$4.3 million
Entergy New Orleans	$15 million	1.625%	$1.0 million
Entergy Texas	$80 million	0.875%	$79.6 million

(a)As of June 30, 2022, letters of credit posted with MISO covered financial transmission right exposure of $0.4 million for Entergy Mississippi and $5.3 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of June 30, 2022, in addition to the $4.3 million MISO letters of credit, Entergy Mississippi had $7 million in non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized short-term borrowing limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through October 2023. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following were the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2022 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$—
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2023. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of June 30, 2022, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the six months ended June 30, 2022 was 2.02% on the drawn portion of the facility. See Note 14 to the financial statements in the Form 10-K for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of June 30, 2022:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2022
		(Dollars in Millions)
Entergy Arkansas VIE	June 2025	$80	1.55%	$12
Entergy Louisiana River Bend VIE	June 2025	$105	1.37%	$20
Entergy Louisiana Waterford VIE	June 2025	$105	1.49%	$70.4
System Energy VIE	June 2025	$120	1.54%	$93.8

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

The nuclear fuel company variable interest entities had notes payable that were included in debt on the respective balance sheets as of June 30, 2022 as follows:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Debt Issuances and Retirements

(Entergy Corporation)

In June 2022, Entergy Corporation redeemed $650 million of 4.00% Series senior notes due July 2022.

(Entergy Arkansas)

In March 2022, Entergy Arkansas issued $200 million of 4.20% Series mortgage bonds due April 2049. Entergy Arkansas used the proceeds for general corporate purposes, including the repayment of borrowings from the Entergy System money pool.

(Entergy Louisiana)

In December 2021, Entergy Louisiana entered into a term loan credit agreement providing a $1.2 billion unsecured term loan due June 2023. The term loan bears interest at a variable interest rate based on an adjusted term Secured Overnight Financing Rate plus the applicable margin. The weighted average interest rate for the six months ended June 30, 2022 was 1.18%. Entergy Louisiana received the funds in January 2022 and used the proceeds for general corporate purposes, including storm restoration costs related to Hurricane Ida. Entergy Louisiana repaid the full amount of the loan in June 2022.

In May 2022, Entergy Louisiana redeemed, prior to maturity, a portion of its 0.62% Series mortgage bonds due November 2023. Entergy Louisiana redeemed $435 million in aggregate principal amount of the bonds, leaving $665 million in aggregate principal amount outstanding.

(Entergy Mississippi)

In June 2022, Entergy Mississippi entered into a term loan credit agreement providing a $150 million unsecured term loan due December 2023. The term loan bears interest at a variable interest rate based on an adjusted term Secured Overnight Financing Rate plus the applicable margin. The rate set as of June 30, 2022 was 2.47%. Entergy Mississippi used the funds for general corporate purposes.

(System Energy)

In May 2022, System Energy entered into a term loan credit agreement providing a $50 million term loan due November 2023. The term loan is secured by a series of first mortgage bonds and bears interest at a variable interest rate based on an adjusted term Secured Overnight Financing Rate plus the applicable margin. The weighted average interest rate for the six months ended June 30, 2022 was 2.20%. System Energy used the funds for general corporate purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Texas Securitization Bonds

In January 2022 the PUCT authorized the issuance of securitization bonds to recover $242.9 million of Entergy Texas’s Hurricane Laura, Hurricane Delta, and Winter Storm Uri restoration costs, plus carrying costs, plus approximately $13.3 million relating to a system restoration regulatory asset related to Hurricane Harvey, plus up-front qualified costs. In April 2022, Entergy Texas Restoration Funding II, LLC, a company wholly-owned and consolidated by Entergy Texas, issued $290.85 million of senior secured restoration bonds (securitization bonds), as follows:

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

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2022 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$25,452,926	$23,227,270
Entergy Arkansas	$4,175,929	$3,805,958
Entergy Louisiana	$10,369,840	$9,626,860
Entergy Mississippi	$2,430,499	$2,134,560
Entergy New Orleans	$782,815	$743,715
Entergy Texas	$2,612,874	$2,360,498
System Energy	$798,615	$743,102

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

Stock Options

Entergy granted options on 444,028 shares of its common stock under the 2019 Omnibus Incentive Plan during the first quarter 2022 with a fair value of $16.25 per option.  As of June 30, 2022, there were options on 2,871,099 shares of common stock outstanding with a weighted-average exercise price of $96.18.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2022.  The aggregate intrinsic value of the stock options outstanding as of June 30, 2022 was $56.7 million.

The following table includes financial information for outstanding stock options for the three months ended June 30, 2022 and 2021:

	2022	2021
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$1.2	$1.0
Tax benefit recognized in Entergy’s consolidated net income	$0.3	$0.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.4	$0.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for outstanding stock options for the six months ended June 30, 2022 and 2021:

	2022	2021
	(In Millions)
Compensation expense included in Entergy’s net income	$2.3	$2.0
Tax benefit recognized in Entergy’s net income	$0.6	$0.5
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.8	$0.8

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

The following table includes financial information for other outstanding equity awards for the three months ended June 30, 2022 and 2021:

	2022	2021
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$10.6	$9.7
Tax benefit recognized in Entergy’s consolidated net income	$2.7	$2.5
Compensation cost capitalized as part of fixed assets and materials and supplies	$4.3	$4.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for other outstanding equity awards for the six months ended June 30, 2022 and 2021:

	2022	2021
	(In Millions)
Compensation expense included in Entergy’s net income	$22.0	$20.5
Tax benefit recognized in Entergy’s net income	$5.6	$5.2
Compensation cost capitalized as part of fixed assets and materials and supplies	$8.7	$8.0

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension costs, including amounts capitalized, for the second quarters of 2022 and 2021, included the following components:

	2022	2021
	(In Thousands)
Service cost - benefits earned during the period	$36,977	$42,951
Interest cost on projected benefit obligation	52,676	47,382
Expected return on assets	(103,085)	(106,039)
Amortization of net loss	56,413	92,799
Settlement charges	22,653	111,549
Net pension costs	$65,634	$188,642

Entergy’s qualified pension costs, including amounts capitalized, for the six months ended June 30, 2022 and 2021, included the following components:

	2022	2021
	(In Thousands)
Service cost - benefits earned during the period	$74,637	$88,191
Interest cost on projected benefit obligation	103,795	93,480
Expected return on assets	(206,692)	(211,753)
Amortization of net loss	116,992	197,190
Settlement charges	22,653	111,549
Net pension costs	$111,385	$278,657

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their employees for the second quarters of 2022 and 2021, included the following components:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,699	$9,007	$2,075	$752	$1,579	$2,001
Interest cost on projected benefit obligation	9,761	10,684	2,796	1,139	2,272	2,394
Expected return on assets	(19,031)	(21,060)	(5,164)	(2,515)	(4,905)	(4,586)
Amortization of net loss	12,848	12,302	3,620	1,368	2,439	3,171
Settlement charges	11,496	4,461	2,208	—	2,466	2,023
Net pension cost	$21,773	$15,394	$5,535	$744	$3,851	$5,003

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$7,255	$9,759	$2,304	$774	$1,757	$2,253
Interest cost on projected benefit obligation	8,752	9,864	2,571	1,079	2,052	2,236
Expected return on assets	(19,640)	(22,516)	(5,600)	(2,641)	(5,272)	(4,804)
Amortization of net loss	18,250	17,890	5,309	2,069	3,415	4,933
Settlement charges	24,386	34,992	7,762	3,585	6,626	4,638
Net pension cost	$39,003	$49,989	$12,346	$4,866	$8,578	$9,256

The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their employees for the six months ended June 30, 2022 and 2021, included the following components:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$13,557	$18,144	$4,205	$1,504	$3,211	$4,046
Interest cost on projected benefit obligation	19,078	21,183	5,474	2,278	4,447	4,732
Expected return on assets	(38,278)	(42,193)	(10,367)	(5,030)	(9,842)	(9,209)
Amortization of net loss	26,274	24,899	7,430	2,736	4,994	6,437
Settlement charges	11,496	4,461	2,208	—	2,466	2,023
Net pension cost	$32,127	$26,494	$8,950	$1,488	$5,276	$8,029

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$14,674	$19,803	$4,668	$1,569	$3,557	$4,566
Interest cost on projected benefit obligation	17,092	19,425	5,034	2,108	4,002	4,378
Expected return on assets	(39,311)	(45,055)	(11,186)	(5,263)	(10,510)	(9,583)
Amortization of net loss	37,552	37,093	10,976	4,340	7,126	10,258
Settlement charges	24,386	34,992	7,762	3,585	6,626	4,638
Net pension cost	$54,393	$66,258	$17,254	$6,339	$10,801	$14,257

Non-Qualified Net Pension Cost

Entergy recognized $7.2 million and $4.6 million in pension cost for its non-qualified pension plans in the second quarters of 2022 and 2021, respectively. Reflected in the pension cost for non-qualified pension plans in the second quarter of 2022 were settlement charges of $2.5 million related to the payment of lump sum benefits out of the plan. In the second quarter of 2021, there were no settlement charges related to the payment of lump sum benefits out of the plan. Entergy recognized $17.4 million and $9.2 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2022 and 2021, respectively. Reflected in the pension cost for non-qualified pension plans for the six months ended June 30, 2022 were settlement charges of $7.8 million related to the payment of lump sum benefits out of the plan. For the six months ended June 30, 2021, there were no settlement charges related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the second quarters of 2022 and 2021:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2022	$71	$26	$79	$27	$88
2021	$90	$44	$96	$8	$115

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the six months ended June 30, 2022 and 2021:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2022	$143	$53	$161	$56	$303
2021	$180	$88	$192	$16	$230

Reflected in Entergy Mississippi’s non-qualified pension costs for the six months ended June 30, 2022 were settlement charges of $2 thousand related to the payment of lump sum benefits out of the plan. Entergy Texas’ non-qualified pension costs for the six months ended June 30, 2022 were settlement charges of $119 thousand related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Components of Net Other Postretirement Benefit Cost (Income)

Entergy’s other postretirement benefit income, including amounts capitalized, for the second quarters of 2022 and 2021, included the following components:

	2022	2021
	(In Thousands)
Service cost - benefits earned during the period	$6,184	$6,645
Interest cost on accumulated postretirement benefit obligation (APBO)	6,827	5,320
Expected return on assets	(10,855)	(10,805)
Amortization of prior service credit	(6,388)	(8,267)
Amortization of net loss	1,083	713
Net other postretirement benefit income	($3,149)	($6,394)

Entergy’s other postretirement benefit income, including amounts capitalized, for the six months ended June 30, 2022 and 2021, included the following components:

	2022	2021
	(In Thousands)
Service cost - benefits earned during the period	$12,368	$13,290
Interest cost on accumulated postretirement benefit obligation (APBO)	13,654	10,640
Expected return on assets	(21,710)	(21,610)
Amortization of prior service credit	(12,776)	(16,534)
Amortization of net loss	2,166	1,426
Net other postretirement benefit income	($6,298)	($12,788)

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the second quarters of 2022 and 2021, included the following components:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,114	$1,408	$339	$99	$331	$310
Interest cost on APBO	1,263	1,443	350	174	399	279
Expected return on assets	(4,483)	—	(1,394)	(1,499)	(2,568)	(791)
Amortization of prior service cost/(credit)	471	(1,158)	(443)	(229)	(1,093)	(80)
Amortization of net (gain) loss	218	(186)	56	(225)	162	30
Net other postretirement benefit cost (income)	($1,417)	$1,507	($1,092)	($1,680)	($2,769)	($252)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,034	$1,544	$362	$109	$346	$335
Interest cost on APBO	932	1,130	278	130	317	220
Expected return on assets	(4,505)	—	(1,384)	(1,438)	(2,548)	(789)
Amortization of prior service credit	(280)	(1,230)	(444)	(229)	(936)	(109)
Amortization of net (gain) loss	49	(91)	19	(178)	100	15
Net other postretirement benefit cost (income)	($2,770)	$1,353	($1,169)	($1,606)	($2,721)	($328)

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the six months ended June 30, 2022 and 2021, included the following components:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$2,228	$2,816	$678	$198	$662	$620
Interest cost on APBO	2,526	2,886	700	348	798	558
Expected return on assets	(8,966)	—	(2,788)	(2,998)	(5,136)	(1,582)
Amortization of prior service cost/(credit)	942	(2,316)	(886)	(458)	(2,186)	(160)
Amortization of net (gain) loss	436	(372)	112	(450)	324	60
Net other postretirement benefit cost (income)	($2,834)	$3,014	($2,184)	($3,360)	($5,538)	($504)

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$2,068	$3,088	$724	$218	$692	$670
Interest cost on APBO	1,864	2,260	556	260	634	440
Expected return on assets	(9,010)	—	(2,768)	(2,876)	(5,096)	(1,578)
Amortization of prior service credit	(560)	(2,460)	(888)	(458)	(1,872)	(218)
Amortization of net (gain) loss	98	(182)	38	(356)	200	30
Net other postretirement benefit cost (income)	($5,540)	$2,706	($2,338)	($3,212)	($5,442)	($656)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the second quarters of 2022 and 2021:

2022	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$4,014	($177)	$3,837
Amortization of net loss	(10,035)	(596)	(348)	(10,979)
Settlement loss	(178)	—	(367)	(545)
	($10,213)	$3,418	($892)	($7,687)
Entergy Louisiana
Amortization of prior service credit	$—	$1,158	$—	$1,158
Amortization of net gain (loss)	(493)	186	(1)	(308)
Settlement loss	(178)	—	—	($178)
	($671)	$1,344	($1)	$672

2021	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,288	($40)	$5,248
Amortization of net loss	(26,443)	(496)	(595)	(27,534)
Settlement loss	(6,043)	—	—	(6,043)
	($32,486)	$4,792	($635)	($28,329)
Entergy Louisiana
Amortization of prior service credit	$—	$1,230	$—	$1,230
Amortization of net gain (loss)	(716)	91	(1)	(626)
Settlement loss	(1,400)	—	—	(1,400)
	($2,116)	$1,321	($1)	($796)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the six months ended June 30, 2022 and 2021:

2022	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$8,028	($354)	$7,674
Amortization of net loss	(22,945)	(1,192)	(767)	(24,904)
Settlement loss	(178)	—	(1,149)	(1,327)
	($23,123)	$6,836	($2,270)	($18,557)
Entergy Louisiana
Amortization of prior service credit	$—	$2,316	$—	$2,316
Amortization of net gain (loss)	(997)	372	(2)	(627)
Settlement loss	(178)	—	—	(178)
	($1,175)	$2,688	($2)	$1,511

2021	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$10,576	($80)	$10,496
Amortization of net loss	(59,883)	(990)	(1,190)	(62,063)
Settlement loss	(6,043)	—	—	(6,043)
	($65,926)	$9,586	($1,270)	($57,610)
Entergy Louisiana
Amortization of prior service credit	$—	$2,460	$—	$2,460
Amortization of net gain (loss)	(1,484)	182	(3)	(1,305)
Settlement loss	(1,400)	—	—	(1,400)
	($2,884)	$2,642	($3)	($245)

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

Qualified Pension Settlement Cost

Year-to-date lump sum benefit payments from the Entergy Corporation Retirement Plan for Bargaining Employees exceeded the sum of the Plan’s 2022 service and interest cost, resulting in settlement costs. In accordance with accounting standards, settlement accounting requires immediate recognition of the portion of previously unrecognized losses associated with the settled portion of the plan’s pension liability. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy each participate in the Entergy Corporation Retirement Plan for Bargaining Employees and incurred settlement costs. Similar to other pension costs, the settlement costs were included with employee labor costs and charged to expense and capital in the same

Entergy Corporation and Subsidiaries
Notes to Financial Statements
manner that labor costs were charged. Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each received regulatory approval to defer the expense portion of the settlement costs, with future amortization of the deferred settlement expense over the period in which the expense otherwise would be recorded had the immediate recognition not occurred.

Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, for the difference between the amount recorded for pension and other postretirement benefits expense under generally accepted accounting principles during 2019, the first year that rates from Entergy Texas’s last general rate proceeding were in effect, and the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amount will be evaluated in the base rate case that was filed with the PUCT in July 2022 and a reasonable amortization period will be determined by the PUCT. At June 30, 2022, the balance in this reserve was approximately $15.7 million.

Employer Contributions

Based on current assumptions, Entergy expects to contribute $200 million to its qualified pension plans in 2022.  As of June 30, 2022, Entergy had contributed $101 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2022:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2022 pension contributions	$40,840	$22,917	$12,852	$922	$1,924	$12,760
Pension contributions made through June 2022	$21,532	$13,410	$5,442	$922	$1,486	$6,187
Remaining estimated pension contributions to be made in 2022	$19,308	$9,507	$7,410	$—	$438	$6,573

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of June 30, 2022 were Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  See Note 13 to the financial statements in the Form 10-K and Note 14 to the financial statements herein for discussion of the shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants. With the sale of Palisades in June 2022, Entergy completed its multi-year strategy to exit the merchant nuclear power business. “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s segment financial information for the second quarters of 2022 and 2021 were as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
2022
Operating revenues	$3,306,269	$88,933	$—	($6)	$3,395,196
Income taxes	($371,704)	$25,233	($13,172)	$—	($359,643)
Consolidated net income (loss)	$156,548	$87,386	($36,672)	($43,251)	$164,011
2021
Operating revenues	$2,673,385	$148,656	$31	($2)	$2,822,070
Income taxes	$71,360	($71,696)	($18,080)	$—	($18,416)
Consolidated net income (loss)	$329,936	($274,648)	($24,784)	($31,898)	($1,394)

Entergy’s segment financial information for the six months ended June 30, 2022 and 2021 were as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
2022
Operating revenues	$6,034,425	$238,711	$—	($14)	$6,273,122
Income taxes	($296,346)	$28,089	($24,888)	$—	($293,145)
Consolidated net income (loss)	$499,704	$95,245	($76,148)	($75,197)	$443,604
Total assets as of June 30, 2022	$60,525,686	$528,296	$548,740	($3,775,143)	$57,827,579
2021
Operating revenues	$5,270,000	$396,874	$54	($21)	$5,666,907
Income taxes	$131,094	($56,135)	($27,433)	$—	$47,526
Consolidated net income (loss)	$690,535	($236,525)	($52,464)	($63,796)	$337,750
Total assets as of December 31, 2021	$59,733,625	$1,242,675	$561,168	($2,083,226)	$59,454,242

The Entergy Wholesale Commodities business is sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity. Almost all of Entergy’s goodwill is related to the Utility segment.

As discussed in Note 13 to the financial statements in the Form 10-K, Entergy management implemented a strategy to manage and reduce the risk of the Entergy Wholesale Commodities business, which included the shutdown and sale of all plants in its merchant nuclear fleet. With the sale of Palisades in June 2022, Entergy has exited the merchant nuclear power business. The decisions to shut down these plants and the related transactions resulted in asset impairments, employee retention and severance expenses and other benefits-related costs, and contracted economic development contributions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total restructuring charges for the second quarters of 2022 and 2021 were comprised of the following:

	2022			2021
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of April 1,	$41	$—	$41	$157	$14	$171
Restructuring costs accrued	(1)	—	(1)	(6)	1	(5)
Cash paid out	—	—	—	118	15	133
Balance as of June 30,	$40	$—	$40	$33	$—	$33

In addition, Entergy Wholesale Commodities recorded a gain of $166 million in the second quarter 2022 as a result of the sale of the Palisades plant, as well as $1 million of impairment and other related charges, and $342 million in the second quarter 2021 of impairment and other related charges, including a $340 million loss as a result of the sale of the Indian Point Energy Center, associated with these strategic decisions and transactions.

Total restructuring charges for the six months ended June 30, 2022 and 2021 were comprised of the following:

	2022			2021
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$37	$—	$37	$145	$14	$159
Restructuring costs accrued	3	—	3	7	1	8
Cash paid out	—	—	—	119	15	134
Balance as of June 30,	$40	$—	$40	$33	$—	$33

In addition, Entergy Wholesale Commodities recorded a gain of $166 million in the six months ended June 30, 2022 as a result of the sale of the Palisades plant, as well as $1 million of impairment and other related charges, and $345 million in the six months ended June 30, 2021 of impairment and other related charges, including a $340 million loss as a result of the sale of the Indian Point Energy Center, associated with these strategic decisions and transactions.

Entergy expects to incur employee retention and severance expenses associated with its exit from the Entergy Wholesale Commodities merchant power business of approximately $5 million in 2022, of which $3 million has been incurred as of June 30, 2022.

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

As a wholesale generator, Entergy Wholesale Commodities’ core business was selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities entered into forward contracts with its customers and also sold energy and capacity in the day ahead or spot markets.  In addition to its forward physical power and gas contracts, Entergy Wholesale Commodities used a combination of financial contracts, including swaps, collars, and options, to mitigate commodity price risk.  When the market price fell, the combination of financial contracts was expected to settle in gains that offset lower revenue from generation, which resulted in a more predictable cash flow.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contained provisions that required an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements was an Entergy Corporation guarantee. If the Entergy Corporation credit rating fell below investment grade, Entergy would have had to post collateral equal to the estimated outstanding liability under the contract at the applicable date.  There were no outstanding derivative contracts held by Entergy Wholesale Commodities as of June 30, 2022 and December 31, 2021. As of June 30, 2022, $12 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. As of December 31, 2021, $8 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of June 30, 2022 is 1.75 years for Entergy Louisiana and the maximum length of time over which Entergy has executed natural gas swaps as of June 30, 2022 is 6 months, each, for Entergy Mississippi and Entergy New Orleans. The total volume of natural gas swaps and options outstanding as of June 30, 2022 is 27,681,400 MMBtu for Entergy, including 12,800,000 MMBtu for Entergy Louisiana, 14,771,300 MMBtu for Entergy Mississippi, and 110,100 MMBtu for Entergy New Orleans. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2022, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2022 through May 31, 2023. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial

Entergy Corporation and Subsidiaries
Notes to Financial Statements
transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of June 30, 2022 is 135,179 GWh for Entergy, including 30,477 GWh for Entergy Arkansas, 61,242 GWh for Entergy Louisiana, 14,621 GWh for Entergy Mississippi, 5,720 GWh for Entergy New Orleans, and 22,950 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of June 30, 2022 and December 31, 2021. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Mississippi and Entergy Texas as of June 30, 2022 and as of December 31, 2021.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of June 30, 2022 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps and options	Prepayments and other	$37	$—	$37	Utility
Natural gas swaps and options	Other deferred debits and other assets	$9	$—	$9	Utility
Financial transmission rights	Prepayments and other	$13	($1)	$12	Utility and Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2021 are shown in the table below.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps and options	Prepayments and other	$6	$—	$6	Utility
Natural gas swaps and options	Other deferred debits and other assets	$5	$—	$5	Utility
Financial transmission rights	Prepayments and other	$4	$—	$4	Utility and Entergy Wholesale Commodities

Liabilities:
Natural gas swaps and options	Other current liabilities	$7	$—	$7	Utility

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet
(d)Excludes cash collateral in the amount of $12 million posted as of June 30, 2022 and $8 million posted as of December 31, 2021. Also excludes letters of credit in the amount of $6 million posted as of June 30, 2022.

As discussed above, the Entergy Wholesale Commodities portfolio of derivative instruments expired in April 2021, which was the settlement date for the last financial derivative contracts in the Entergy Wholesale Commodities portfolio. For the three months ended June 30, 2021, there were no effects resulting from Entergy’s derivative instruments designated as cash flow hedges on the consolidated statements of operations.

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated statements of operations for the six months ended June 30, 2021 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
Electricity swaps and options	$2	Competitive businesses operating revenues	$40

(a)    Before taxes of $8 million for the six months ended June 30, 2021

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Prior to the expiration of the Entergy Wholesale Commodities portfolio of derivative instruments, Entergy may have effectively liquidated a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other comprehensive income prior to de-designation would have continued to be deferred in other comprehensive income until they were included in income as the original hedged transaction occurred. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract were recorded as assets or liabilities on the balance sheet and offset as they flowed through to earnings.

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three months ended June 30, 2022 and 2021 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2022
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$23
Financial transmission rights	Purchased power expense	(b)	$37

2021
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$18
Financial transmission rights	Purchased power expense	(b)	$16
Electricity swaps and options (c)	Competitive business operating revenues		$—

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated statements of operations for the six months ended June 30, 2022 and 2021 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$78
Financial transmission rights	Purchased power	(b)	$60

2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$25
Financial transmission rights	Purchased power	(b)	$144
Electricity swaps and options (c)	Competitive business operating revenues		($2)

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

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of June 30, 2022 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$16.1	$—	$16.1	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$8.7	$—	$8.7	Entergy Louisiana
Natural gas swaps	Prepayments and other	$20.6	$—	$20.6	Entergy Mississippi

Financial transmission rights	Prepayments and other	$4.5	($0.1)	$4.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$5.3	($0.6)	$4.7	Entergy Louisiana
Financial transmission rights	Prepayments and other	$0.5	$—	$0.5	Entergy Mississippi
Financial transmission rights	Prepayments and other	$0.6	$—	$0.6	Entergy New Orleans
Financial transmission rights	Prepayments and other	$1.7	($0.2)	$1.5	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$0.2	$—	$0.2	Entergy New Orleans

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of June 30, 2022, letters of credit posted with MISO covered financial transmission rights exposure of $0.4 million for Entergy Mississippi and $5.3 million for Entergy Texas. As of December 31, 2021, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi and $0.1 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended June 30, 2022 and 2021 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$8.7	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$14.6	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.2)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$16.0	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$16.1	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$2.2	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$1.0	(b)	Entergy Texas

2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$4.9	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$13.2	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.1	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$3.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$5.9	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$0.7	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$4.8	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the six months ended June 30, 2022 and 2021 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$19.8	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$57.4	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.9	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$23.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$25.5	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$3.2	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$2.4	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$4.9	(b)	Entergy Texas

2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$6.7	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$18.3	(a)	Entergy Mississippi

Financial transmission rights	Purchased power	$29.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$18.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$7.9	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$2.0	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$82.7	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$514	$—	$—	$514
Decommissioning trust funds (a):
Equity securities	18	—	—	18
Debt securities (b)	598	1,095	—	1,693
Common trusts (c)				2,379
Securitization recovery trust account	28	—	—	28
Escrow accounts	331	—	—	331
Gas hedge contracts	37	9	—	46
Financial transmission rights	—	—	12	12
	$1,526	$1,104	$12	$5,021

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$398	$—	$—	$398
Decommissioning trust funds (a):
Equity securities	132	—	—	132
Debt securities (b)	770	1,407	—	2,177
Common trusts (c)				3,205
Securitization recovery trust account	29	—	—	29
Escrow accounts	49	—	—	49
Gas hedge contracts	6	5	—	11
Financial transmission rights	—	—	4	4
	$1,384	$1,412	$4	$6,005
Liabilities:
Gas hedge contracts	$7	$—	$—	$7

(a)The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.
(b)The decommissioning trust funds fair value presented herein does not include the recognition pursuant to ASU 2016-13 of a credit loss valuation allowance of $0.4 million as of December 31, 2021 on debt securities. See Note 9 to the financial statements herein for additional information on the allowance for expected credit losses.

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2022 and 2021:

	2022	2021
	Financial transmission rights	Financial transmission rights
	(In Millions)
Balance as of April 1,	$1	$4
Total gains (losses) for the period
Included as a regulatory liability/asset	32	15
Issuances of financial transmission rights	16	12
Settlements	(37)	(16)
Balance as of June 30,	$12	$15

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2022 and 2021:

	2022	2021
	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$4	$38	$9
Total gains (losses) for the period
Included in earnings	—	(2)	3
Included in other comprehensive income	—	2	—
Included as a regulatory liability/asset	52	—	135
Issuances of financial transmission rights	16	—	12
Settlements	(60)	(38)	(144)
Balance as of June 30,	$12	$—	$15

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$58.2	$—	$—	$58.2
Decommissioning trust funds (a):
Equity securities	4.1	—	—	4.1
Debt securities	131.6	353.2	—	484.8
Common trusts (b)				705.9
Financial transmission rights	—	—	4.4	4.4
	$193.9	$353.2	$4.4	$1,257.4

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.8	$—	$—	$4.8
Decommissioning trust funds (a):
Equity securities	16.7	—	—	16.7
Debt securities	119.5	406.8	—	526.3
Common trusts (b)				895.4
Financial transmission rights	—	—	2.3	2.3
	$141.0	$406.8	$2.3	$1,445.5

Entergy Louisiana

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$65.7	$—	$—	$65.7
Decommissioning trust funds (a):
Equity securities	12.6	—	—	12.6
Debt securities	225.0	508.3	—	733.3
Common trusts (b)				1,010.6
Escrow accounts	290.1	—	—	290.1
Gas hedge contracts	16.1	8.7	—	24.8
Financial transmission rights	—	—	4.7	4.7
	$609.5	$517.0	$4.7	$2,141.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$18.4	$—	$—	$18.4
Decommissioning trust funds (a):
Equity securities	20.2	—	—	20.2
Debt securities	262.6	531.6	—	794.2
Common trusts (b)				1,300.1
Gas hedge contracts	5.7	5.3	—	11.0
Financial transmission rights	—	—	0.6	0.6
	$306.9	$536.9	$0.6	$2,144.5

Entergy Mississippi

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$26.1	$—	$—	$26.1
Escrow accounts	41.1	—	—	41.1
Gas hedge contracts	20.6	—	—	20.6
Financial transmission rights	—	—	0.5	0.5
	$87.8	$—	$0.5	$88.3

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$47.6	$—	$—	$47.6
Escrow accounts	48.9	—	—	48.9
Financial transmission rights	—	—	0.3	0.3
	$96.5	$—	$0.3	$96.8

Liabilities:
Gas hedge contracts	$6.7	$—	$—	$6.7

Entergy New Orleans

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$25.7	$—	$—	$25.7
Securitization recovery trust account	1.7	—	—	1.7
Financial transmission rights	—	—	0.6	0.6
	$27.4	$—	$0.6	$28.0

Liabilities:
Gas hedge contracts	$0.2	$—	$—	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$42.8	$—	$—	$42.8
Securitization recovery trust account	2.0	—	—	2.0
Financial transmission rights	—	—	0.1	0.1
	$44.8	$—	$0.1	$44.9

Liabilities:
Gas hedge contracts	$0.5	$—	$—	$0.5

Entergy Texas

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$14.4	$—	$—	$14.4
Securitization recovery trust account	26.6	—	—	26.6
Financial transmission rights	—	—	1.5	1.5
	$41.0	$—	$1.5	$42.5

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$26.6	$—	$—	$26.6
Financial transmission rights	—	—	0.8	0.8
	$26.6	$—	$0.8	$27.4

System Energy

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$134.6	$—	$—	$134.6
Decommissioning trust funds (a):
Equity securities	1.7	—	—	1.7
Debt Securities	241.1	233.1	—	474.2
Common trusts (b)				662.9
	$377.4	$233.1	$—	$1,273.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$89.1	$—	$—	$89.1
Decommissioning trust funds (a):
Equity securities	12.9	—	—	12.9
Debt securities	273.0	251.5	—	524.5
Common trusts (b)				847.9
	$375.0	$251.5	$—	$1,474.4

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2022.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$0.4	$0.3	$0.2	$0.1	$0.5
Issuances of financial transmission rights	5.4	5.3	0.8	0.8	3.9
Gains (losses) included as a regulatory liability/asset	14.6	15.2	1.7	1.3	(1.9)
Settlements	(16.0)	(16.1)	(2.2)	(1.6)	(1.0)
Balance as of June 30,	$4.4	$4.7	$0.5	$0.6	$1.5

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2022.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$2.3	$0.6	$0.3	$0.1	$0.8
Issuances of financial transmission rights	5.4	5.3	0.8	0.8	3.9
Gains (losses) included as a regulatory liability/asset	20.2	24.3	2.6	2.1	1.7
Settlements	(23.5)	(25.5)	(3.2)	(2.4)	(4.9)
Balance as of June 30,	$4.4	$4.7	$0.5	$0.6	$1.5

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

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

The NRC requires Entergy subsidiaries to maintain nuclear decommissioning trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, and Grand Gulf. Entergy’s nuclear decommissioning trust funds invest in equity securities, fixed-rate debt securities, and cash and cash equivalents.

As discussed in Note 14 to the financial statements herein, in June 2022, Entergy completed the sale of Palisades to Holtec. As part of the transaction, Entergy transferred the Palisades decommissioning trust fund to Holtec. The disposition-date fair value of the decommissioning trust fund was approximately $552 million.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the unrealized trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for the Entergy Wholesale Commodities nuclear plants did not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains/(losses) recorded on the equity securities in the trust funds were recognized in earnings. Unrealized gains recorded on the available-for-sale debt securities in the trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity.  Unrealized losses (where cost exceeds fair market value) on the available-for-sale debt securities in the trust funds are also recorded in

Entergy Corporation and Subsidiaries
Notes to Financial Statements
the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings. Generally, Entergy records gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2022 on equity securities still held as of June 30, 2022 were ($481) million and ($647) million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of June 30, 2022 and December 31, 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$1,692	$4	$157

2021
Debt Securities	$2,177	$65	$12

The unrealized gains/(losses) above are reported before deferred taxes of ($1) million as of June 30, 2022 and $2 million as of December 31, 2021 for debt securities. The amortized cost of available-for-sale debt securities was $1,846 million as of June 30, 2022 and $2,125 million as of December 31, 2021.  As of June 30, 2022, available-for-sale debt securities had an average coupon rate of approximately 2.86%, an average duration of approximately 6.57 years, and an average maturity of approximately 10.18 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1,357	$134	$770	$8
More than 12 months	123	23	99	4
Total	$1,480	$157	$869	$12

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2022 and December 31, 2021 were as follows:

	2022	2021
	(In Millions)
Less than 1 year	$65	$—
1 year - 5 years	556	473
5 years - 10 years	501	655
10 years - 15 years	120	389
15 years - 20 years	143	130
20 years+	307	530
Total	$1,692	$2,177

During the three months ended June 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $333 million and $273 million, respectively.  During the three months ended June 30, 2022 and 2021, gross gains of $1 million and $6 million, respectively, and gross losses of $16 million and $1 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $636 million and $797 million, respectively.  During the six months ended June 30, 2022 and 2021, gross gains of $2 million and $17 million, respectively, and gross losses of $28 million and $12 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair value of the Palisades decommissioning trust fund as of December 31, 2021 was $576 million. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2022 and December 31, 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$484.8	$0.2	$52.2

2021
Debt Securities	$526.3	$11.4	$4.7

The amortized cost of available-for-sale debt securities was $536.8 million as of June 30, 2022 and $519.6 million as of December 31, 2021.  As of June 30, 2022, the available-for-sale debt securities had an average coupon rate of approximately 2.27%, an average duration of approximately 6.22 years, and an average maturity of approximately 7.53 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2022 on equity securities still held as of June 30, 2022 were ($143.5) million and ($193.9) million, respectively. The equity

Entergy Corporation and Subsidiaries
Notes to Financial Statements
securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$384.2	$40.8	$183.8	$2.9
More than 12 months	64.2	11.4	39.5	1.8
Total	$448.4	$52.2	$223.3	$4.7

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2022 and December 31, 2021 were as follows:

	2022	2021
	(In Millions)
Less than 1 year	$30.1	$—
1 year - 5 years	157.9	91.7
5 years - 10 years	201.4	217.4
10 years - 15 years	43.0	146.0
15 years - 20 years	34.3	35.7
20 years+	18.1	35.5
Total	$484.8	$526.3

During the three months ended June 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $8.8 million and $12.3 million, respectively.  During the three months ended June 30, 2022 and 2021, gross gains of $0.03 million and $0.7 million, respectively, and gross losses of $0.3 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $15.9 million and $26.1 million, respectively.  During the six months ended June 30, 2022 and 2021, gross gains of $0.06 million and $1.6 million, respectively, and gross losses of $0.5 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2022 and December 31, 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$733.3	$3.2	$56.0

2021
Debt Securities	$794.2	$31.3	$3.3

The amortized cost of available-for-sale debt securities was $786.1 million as of June 30, 2022 and $766.3 million as of December 31, 2021.  As of June 30, 2022, the available-for-sale debt securities had an average coupon rate of approximately 3.50%, an average duration of approximately 6.78 years, and an average maturity of approximately 12.34 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2022 on equity securities still held as of June 30, 2022 were ($202.9) million and ($271.6) million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$528.8	$48.5	$206.9	$1.4
More than 12 months	41.8	7.5	42.9	1.9
Total	$570.6	$56.0	$249.8	$3.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2022 and December 31, 2021 were as follows:

	2022	2021
	(In Millions)
Less than 1 year	$25.2	$—
1 year - 5 years	198.9	157.8
5 years - 10 years	156.6	173.0
10 years - 15 years	70.3	123.0
15 years - 20 years	78.5	80.2
20 years+	203.8	260.2
Total	$733.3	$794.2

During the three months ended June 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $120.3 million and $62.5 million, respectively.  During the three months ended June 30, 2022 and 2021, gross gains of $0.2 million and $1.5 million, respectively, and gross losses of $6.7 million and $0.1 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $240.9 million and $170.9 million, respectively.  During the six months ended June 30, 2022 and 2021, gross gains of $1.1 million and $4.8 million, respectively, and gross losses of $12.2 million and $3.3 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of June 30, 2022 and December 31, 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$474.3	$0.2	$49.2

2021
Debt Securities	$524.5	$11.8	$2.9

The amortized cost of available-for-sale debt securities was $523.2 million as of June 30, 2022 and $515.6 million as of December 31, 2021.  As of June 30, 2022, the available-for-sale debt securities had an average coupon rate of approximately 2.46%, an average duration of approximately 6.61 years, and an average maturity of approximately 9.51 years.

The unrealized gains/(losses) recognized during the three and six months ended June 30, 2022 on equity securities still held as of June 30, 2022 were ($134.6) million and ($181.8) million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$443.6	$45.1	$276.6	$2.3
More than 12 months	16.7	4.1	11.3	0.6
Total	$460.3	$49.2	$287.9	$2.9

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of June 30, 2022 and December 31, 2021 were as follows:

	2022	2021
	(In Millions)
Less than 1 year	$9.9	$—
1 year - 5 years	199.2	156.8
5 years - 10 years	142.5	161.8
10 years - 15 years	7.2	58.6
15 years - 20 years	29.8	1.9
20 years+	85.7	145.4
Total	$474.3	$524.5

During the three months ended June 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $67.8 million and $101.6 million, respectively.  During the three months ended June 30, 2022 and 2021, gross gains of $0.1 million and $1.9 million, respectively, and gross losses of $4.6 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $104 million and $175.7 million, respectively.  During the six months ended June 30, 2022 and 2021, gross gains of $0.2 million and $3.1 million, respectively, and gross losses of $5.3 million and $1.8 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy estimates the expected credit losses for its available-for-sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible, it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  As of June 30, 2022, Entergy did not record an allowance for expected credit losses related to available-for-sale securities. As of December 31, 2021, Entergy’s allowance for expected credit losses related to available-for-sale securities was $0.4 million. Entergy did not record any impairments of available-for-sale debt securities for the three months ended June 30, 2022. Entergy recorded $1.5 million in impairments of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
available-for-sale debt securities for the six months ended June 30, 2022. Entergy did not record any impairments of available-for-sale debt securities for the three and six months ended June 30, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Millions)
Entergy	$16	$14	$33	$54
Entergy Arkansas	$—	$—	$—	$8
Entergy Louisiana	$9	$8	$18	$15
Entergy New Orleans	$—	$—	$1	$—
Entergy Texas	$7	$6	$14	$13
System Energy	$—	$—	$—	$18

Other Tax Matters

As described in Note 2 to the financial statements herein, Entergy Louisiana implemented a securitization authorized under Act 293 of the Louisiana legislature. Act 293 provides that the LURC contribute the net bond proceeds to a LURC-sponsored trust. Over the 15-year term of the Act 293 bonds, the storm trust will make distributions to Entergy Louisiana, a beneficiary of the storm trust, that will not be taxable to Entergy Louisiana. Additionally, Entergy Louisiana will not include the receipt of the system restoration charges in taxable income because the right to receive the system restoration charges has been granted directly to the LURC, and Entergy Louisiana only acts as an agent to collect those charges on behalf of the LURC.

Accordingly, the securitization provides for a tax accounting permanent difference resulting in a net reduction of income tax expense of approximately $290 million, after taking into account a provision for uncertain tax positions, by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was offset by other tax charges resulting in a net reduction of income tax expense of $283 million, after taking into account a provision for uncertain tax positions.

In recognition of its obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded a $224 million ($165 million net-of-tax) regulatory charge and a

Entergy Corporation and Subsidiaries
Notes to Financial Statements
corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers. See Note 2 to the financial statements herein for further details of the Entergy Louisiana securitization.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2022 were $401 million for Entergy, $54.8 million for Entergy Arkansas, $198.7 million for Entergy Louisiana, $20.9 million for Entergy Mississippi, $12.7 million for Entergy New Orleans, $44.6 million for Entergy Texas, and $29.2 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2021 were $723 million for Entergy, $35.6 million for Entergy Arkansas, $507.9 million for Entergy Louisiana, $26.5 million for Entergy Mississippi, $73.1 million for Entergy Texas, and $23.4 million for System Energy.

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

Entergy Texas Restoration Funding II, LLC, a company wholly-owned and consolidated by Entergy Texas, is a variable interest entity and Entergy Texas is the primary beneficiary. In April 2022, Entergy Texas Restoration Funding II issued senior secured system restoration bonds (securitization bonds) to finance Entergy Texas’s Hurricane Laura, Hurricane Delta, and Winter Storm Uri restoration costs. With the proceeds, Entergy Texas Restoration Funding II purchased from Entergy Texas the transition property, which is the right to recover from customers through a system restoration charge amounts sufficient to service the securitization bonds. The transition property is reflected as a regulatory asset on the consolidated Entergy Texas balance sheet. The creditors of Entergy Texas do not have recourse to the assets or revenues of Entergy Texas Restoration Funding II, including the transition property, and the creditors of Entergy Texas Restoration Funding II do not have recourse to the assets or revenues of Entergy Texas. Entergy Texas has no payment obligations to Entergy Texas Restoration Funding II except to remit system restoration charges. See Note 4 to the financial statements herein for additional details regarding the securitization bonds.

Restoration Law Trust I (the storm trust), a trust consolidated by Entergy Louisiana, is a variable interest entity and Entergy Louisiana is the primary beneficiary. The storm trust was established as part of the Act 293 securitization of Entergy Louisiana’s Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs, as well as to establish a storm reserve to fund a portion of Hurricane Ida storm restoration costs. Entergy Louisiana is the primary beneficiary of the storm trust because it was created to facilitate the financing of Entergy Louisiana’s storm restoration costs and Entergy Louisiana is entitled to receive a majority of the proceeds received by the storm trust. As of June 30, 2022, the primary asset held by the storm trust is the $3.2 billion of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in affiliate preferred membership interests on the consolidated balance sheet of Entergy Louisiana. The holders of the securitization bonds do not have recourse to the assets or revenues of the trust or to any Entergy affiliate and the bonds are not reflected in the consolidated balance sheets of Entergy or Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust is presented as noncontrolling interest in the consolidated balance sheets of Entergy and Entergy Louisiana. See Note 2 to the financial statements herein for additional discussion of the securitization bonds and the preferred membership interests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $8.6 million in each of the six months ended June 30, 2022 and the six months ended June 30, 2021.

AR Searcy Partnership, LLC, is a tax equity partnership that qualifies as a variable interest entity, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. See Note 14 to the financial statements in the Form 10-K for additional discussion on the establishment of AR Searcy Partnership, LLC and the acquisition of the Searcy Solar facility. The entity is a VIE because the membership interests do not give Entergy Arkansas or the third party tax equity investor substantive kick out rights typical of equity owners. Entergy Arkansas is the primary beneficiary of the partnership because it is the managing member and has the right to a majority of the operating income of the partnership. See Note 1 to the financial statements in the Form 10-K for further discussion on the HLBV method of accounting used to account for Entergy Arkansas’s investment in AR Searcy Partnership, LLC. As of June 30, 2022, AR Searcy Partnership, LLC recorded assets equal to $143 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $112.5 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

MS Sunflower Partnership, LLC, is a tax equity partnership that qualifies as a variable interest entity, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. See Note 14 to the financial statements herein for additional discussion on the establishment of MS Sunflower Partnership, LLC and the acquisition of the Sunflower Solar facility. The entity is a VIE because the membership interests do not give Entergy Mississippi or the third party tax equity investor substantive kick out rights typical of equity owners. Entergy Mississippi is the primary beneficiary of the partnership because it is the managing member and has the right to a majority of the operating income of the partnership. See Note 1 to the financial statements in the Form 10-K for further discussion of the HLBV method of accounting used to account for Entergy Arkansas’s investment in AR Searcy Partnership, LLC which is the basis for treatment of Entergy Mississippi’s investment in MS Sunflower Partnership, LLC. As of June 30, 2022, MS Sunflower Partnership, LLC recorded assets equal to $105.2 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $95.6 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 13.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended June 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Utility:
Residential	$1,035,063	$855,586
Commercial	715,665	628,703
Industrial	878,194	756,959
Governmental	67,101	61,612
Total billed retail	2,696,023	2,302,860

Sales for resale (a)	249,035	119,130
Other electric revenues (b)	302,351	187,078
Revenues from contracts with customers	3,247,409	2,609,068
Other revenues (c)	10,846	32,307
Total electric revenues	3,258,255	2,641,375

Natural gas	48,008	31,998

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	87,710	146,680
Other revenues (c)	1,223	2,017
Total competitive businesses revenues	88,933	148,697

Total operating revenues	$3,395,196	$2,822,070

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s total revenues for the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Utility:
Residential	$2,021,085	$1,822,441
Commercial	1,350,290	1,201,380
Industrial	1,621,828	1,354,610
Governmental	124,395	118,409
Total billed retail	5,117,598	4,496,840

Sales for resale (a)	377,994	324,205
Other electric revenues (b)	396,231	267,339
Revenues from contracts with customers	5,891,823	5,088,384
Other revenues (c)	22,208	91,410
Total electric revenues	5,914,031	5,179,794

Natural gas	120,369	90,166

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	232,534	378,794
Other revenues (c)	6,188	18,153
Total competitive businesses revenues	238,722	396,947

Total operating revenues	$6,273,122	$5,666,907

The Utility operating companies’ total revenues for the three months ended June 30, 2022 and 2021 were as follows:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$199,209	$400,915	$143,705	$80,484	$210,750
Commercial	127,230	290,063	118,278	58,801	121,293
Industrial	135,809	536,229	43,738	9,216	153,202
Governmental	5,137	21,841	12,611	20,179	7,333
Total billed retail	467,385	1,249,048	318,332	168,680	492,578
Sales for resale (a)	156,754	123,231	43,524	36,825	18,133
Other electric revenues (b)	70,820	119,847	41,325	17,443	54,259
Revenues from contracts with customers	694,959	1,492,126	403,181	222,948	564,970
Other revenues (c)	1,980	5,816	2,278	1,136	(379)
Total electric revenues	696,939	1,497,942	405,459	224,084	564,591
Natural gas	—	17,843	—	30,165	—
Total operating revenues	$696,939	$1,515,785	$405,459	$254,249	$564,591

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$171,103	$340,643	$117,461	$60,186	$166,193
Commercial	111,187	262,351	101,644	51,092	102,429
Industrial	114,284	475,185	36,545	8,028	122,917
Governmental	4,536	21,547	10,873	18,312	6,344
Total billed retail	401,110	1,099,726	266,523	137,618	397,883
Sales for resale (a)	69,750	74,343	44,050	12,810	19,542
Other electric revenues (b)	73,209	55,745	36,390	9,510	13,577
Revenues from contracts with customers	544,069	1,229,814	346,963	159,938	431,002
Other revenues (c)	6,205	24,765	2,077	(177)	(568)
Total electric revenues	550,274	1,254,579	349,040	159,761	430,434
Natural gas	—	13,019	—	18,979	—
Total operating revenues	$550,274	$1,267,598	$349,040	$178,740	$430,434

The Utility operating companies’ total revenues for the six months ended June 30, 2022 and 2021 were as follows:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$426,995	$754,483	$296,643	$139,141	$403,823
Commercial	240,469	547,653	228,939	104,373	228,856
Industrial	245,483	988,182	82,895	15,490	289,778
Governmental	9,598	40,857	24,612	35,211	14,117
Total billed retail	922,545	2,331,175	633,089	294,215	936,574
Sales for resale (a)	227,167	230,932	65,165	63,365	35,778
Other electric revenues (b)	101,392	161,329	51,662	18,836	65,709
Revenues from contracts with customers	1,251,104	2,723,436	749,916	376,416	1,038,061
Other revenues (c)	4,791	11,743	4,572	2,314	(988)
Total electric revenues	1,255,895	2,735,179	754,488	378,730	1,037,073
Natural gas	—	46,578	—	73,791	—
Total operating revenues	$1,255,895	$2,781,757	$754,488	$452,521	$1,037,073

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$408,284	$676,403	$265,097	$126,613	$346,044
Commercial	217,603	487,000	199,580	98,891	198,306
Industrial	217,696	822,194	70,524	14,817	229,379
Governmental	8,791	40,163	21,416	34,692	13,347
Total billed retail	852,374	2,025,760	556,617	275,013	787,076
Sales for resale (a)	179,834	154,771	84,360	17,506	93,615
Other electric revenues (b)	92,791	99,654	40,341	6,151	31,106
Revenues from contracts with customers	1,124,999	2,280,185	681,318	298,670	911,797
Other revenues (c)	8,661	54,057	4,341	239	(1,143)
Total electric revenues	1,133,660	2,334,242	685,659	298,909	910,654
Natural gas	—	41,000	—	49,166	—
Total operating revenues	$1,133,660	$2,375,242	$685,659	$348,075	$910,654

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. Due to the effect of the COVID-19 pandemic on customer receivables, however, Entergy recorded an increase in 2020 in its allowance for doubtful accounts. The following tables set forth a reconciliation of changes in the allowance for doubtful accounts for the six months ended June 30, 2022 and 2021.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2021	$68.6	$13.1	$29.2	$7.2	$13.3	$5.8
Provisions (a)	11.0	8.2	0.4	0.2	0.9	1.3
Write-offs	(75.5)	(21.8)	(29.8)	(7.4)	(10.4)	(6.1)
Recoveries	21.5	6.7	7.9	2.2	3.1	1.6
Balance as of June 30, 2022	$25.6	$6.2	$7.7	$2.2	$6.9	$2.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2020	$117.7	$18.3	$45.7	$19.5	$17.4	$16.8
Provisions (b)	25.9	5.5	11.7	1.7	4.6	2.4
Write-offs	(39.5)	(2.8)	(19.5)	(8.8)	(1.1)	(7.3)
Recoveries	5.0	1.4	1.9	1.2	0.2	0.3
Balance as of June 30, 2021	$109.1	$22.4	$39.8	$13.6	$21.1	$12.2
(a)Provisions include estimated incremental bad debt expenses, and revisions to those estimates, resulting from the COVID-19 pandemic of ($8.9) million for Entergy, $3.9 million for Entergy Arkansas, ($8.5) million for Entergy Louisiana, ($3.0) million for Entergy New Orleans, and ($1.3) million for Entergy Texas that have been deferred as regulatory assets. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the COVID-19 orders issued by retail regulators.
(b)Provisions include estimated incremental bad debt expenses, and revisions to those estimates, resulting from the COVID-19 pandemic of $8.7 million for Entergy, $0.8 million for Entergy Arkansas, $5.9 million for Entergy Louisiana, $0.7 million for Entergy New Orleans, and $1.3 million for Entergy Texas that have been deferred as regulatory assets. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the COVID-19 orders issued by retail regulators.

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

NOTE 14.  ACQUISITIONS AND DISPOSITIONS (Entergy Corporation and Entergy Mississippi)

Acquisitions

Sunflower Solar

In November 2018, Entergy Mississippi entered into an agreement for the purchase of an approximately 100 MW solar photovoltaic facility to be sited on approximately 1,000 acres in Sunflower County, Mississippi. The project, Sunflower Solar facility, was being built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. In December 2018, Entergy Mississippi filed a joint petition with Sunflower County Solar Project with the MPSC for Sunflower County Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility. In March 2020, Entergy Mississippi filed supplemental testimony addressing questions and observations raised in August 2019 by consultants retained by the Mississippi Public Utilities Staff and proposing an alternative structure for the transaction that would reduce its cost. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility, subject to certain conditions, including: (i) that Entergy Mississippi pursue a tax equity partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the level of recoverable costs. In April 2022, Entergy Mississippi confirmed mechanical completion of the Sunflower Solar facility. Pursuant to the MPSC’s April 2020 order, MS Sunflower Partnership, LLC was formed for the tax equity partnership with Entergy Mississippi as its managing member. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that

Entergy Corporation and Subsidiaries
Notes to Financial Statements
were then used to make an initial payment of $105 million for acquisition of the facility. A final payment will be made upon substantial completion of the facility and is currently expected in third quarter 2022.

Dispositions

Palisades

In July 2018, Entergy entered into a purchase and sale agreement with Holtec International to sell to a Holtec subsidiary 100% of the equity interests in the subsidiary that owns Palisades and the Big Rock Point Site. In December 2020, Entergy and Holtec submitted a license transfer application to the NRC requesting approval to transfer the Palisades and Big Rock Point licenses from Entergy to Holtec. The NRC issued an order approving the application in December 2021. Palisades was shut down in May 2022 and defueled in June 2022. The Palisades transaction closed in June 2022 for a purchase price of $1,000 (subject to adjustment for net liabilities and other amounts). The sale included the transfer of the Palisades nuclear decommissioning trust and the asset retirement obligation for spent fuel management and plant decommissioning. The transaction resulted in a gain of $166 million ($130 million net-of-tax) in the second quarter 2022. The disposition-date fair value of the nuclear decommissioning trust fund was approximately $552 million and the disposition-date fair value of the asset retirement obligation was approximately $708 million. The transaction also included property, plant, and equipment with a net book value of zero and materials and supplies.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2022, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or

Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2022 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2022 Compared to Second Quarter 2021

Net income increased $6.5 million primarily due to higher volume/weather and higher retail electric price, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net income decreased $21 million primarily due to the reversal in 2021 of the remaining $38.8 million regulatory liability for the formula rate plan 2019 historical year netting adjustment, higher other operation and maintenance expenses, and higher depreciation and amortization expenses, partially offset by higher retail electric price and higher volume/weather.

Operating Revenues

Second Quarter 2022 Compared to Second Quarter 2021

Following is an analysis of the change in operating revenues comparing the second quarter 2022 to the second quarter 2021:

Amount
(In Millions)
2021 operating revenues	$550.3
Fuel, rider, and other revenues that do not significantly affect net income	117.2
Volume/weather	18.1
Retail electric price	11.3
2022 operating revenues	$696.9

Entergy Arkansas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales, partially offset by a decrease in weather-adjusted residential usage.

The retail electric price variance is primarily due to an increase in formula rate plan rates effective January 2022. See Note 2 to the financial statements in the Form 10-K for further discussion of the 2021 formula rate plan filing.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Arkansas for the three months ended June 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	1,820	1,758	4
Commercial	1,383	1,373	1
Industrial	2,135	2,126	—
Governmental	56	55	2
Total retail	5,394	5,312	2
Sales for resale:
Associated companies	450	525	(14)
Non-associated companies	2,010	1,700	18
Total	7,854	7,537	4

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2022 to the six months ended June 30, 2021:

Amount
(In Millions)
2021 operating revenues	$1,133.7
Fuel, rider, and other revenues that do not significantly affect net income	61.8
Retail electric price	37.4
Volume/weather	15.0
Return of unprotected excess accumulated deferred income taxes to customers	8.0
2022 operating revenues	$1,255.9

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

The volume/weather variance is primarily due to increases in commercial and industrial usage, partially offset by the effect of less favorable weather on residential sales. The increase in commercial usage was primarily due to an increase in customers and the effect of the COVID-19 pandemic on businesses in 2021. The increase in industrial usage was primarily due to an increase in demand from existing customers, primarily in the wood products and petroleum refining industries.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. For the six months ended June 30, 2021, $8 million was returned to customers. There is no effect on net income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Total electric energy sales for Entergy Arkansas for the six months ended June 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	3,912	3,943	(1)
Commercial	2,690	2,635	2
Industrial	4,106	4,073	1
Governmental	111	110	1
Total retail	10,819	10,761	1
Sales for resale:
Associated companies	936	1,122	(17)
Non-associated companies	3,401	3,731	(9)
Total	15,156	15,614	(3)

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Second Quarter 2022 Compared to Second Quarter 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $5.1 million in non-nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2022 as compared to 2021;
•an increase of $4.3 million in nuclear generation expenses primarily due to a higher scope of work performed in 2022 as compared to 2021; and
•an increase of $2.7 million in energy efficiency expenses due to the timing of recovery from customers, partially offset by lower energy efficiency costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Searcy Solar facility, which was placed in service in December 2021.

Other income increased primarily due to changes in decommissioning trust fund activity.

Noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Searcy Solar facility under HLBV accounting. Entergy Arkansas recorded a regulatory charge of $0.7 million in second quarter 2022 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $6.6 million in non-nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2022 as compared to 2021;
•an increase of $6.5 million in nuclear generation expenses primarily due to a higher scope of work performed in 2022 as compared to 2021;
•an increase of $3.1 million in energy efficiency expenses due to the timing of recovery from customers and higher energy efficiency costs; and
•an increase of $2.8 million in customer service center support costs primarily due to higher contract costs.

The increase was partially offset by a decrease of $3.2 million in insurance expenses primarily due to higher nuclear insurance refunds received in 2022.

Taxes other than income taxes increased primarily due to increases in franchise taxes, employment taxes, and increases in ad valorem taxes resulting from higher assessments.

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

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of the ANO 1 and ANO 2 decommissioning trust funds in 2021.

Interest expense increased primarily due to the issuance of $400 million of 3.35% Series mortgage bonds in March 2021 and the issuance of $200 million of 4.20% Series mortgage bonds in March 2022, partially offset by the repayment of $350 million of 3.75% Series mortgage bonds in February 2021.

Noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Searcy Solar facility under HLBV accounting. Entergy Arkansas recorded a regulatory charge of $2.2 million for the six months ended June 30, 2022 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting.

Income Taxes

The effective income tax rates were 21.9% for the second quarter 2022 and 22.3% for the six months ended June 30, 2022. The differences in the effective income tax rates for the second quarter 2022 and the six months ended June 30, 2022 versus the federal statutory rate of 21% were primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 20.9% for the second quarter 2021. The difference in the effective income tax rate for the second quarter 2021 versus the federal statutory rate of 21% was primarily due to certain

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$12,915	$192,128

Net cash provided by (used in):
Operating activities	386,522	164,633
Investing activities	(376,810)	(326,706)
Financing activities	35,642	95,071
Net increase (decrease) in cash and cash equivalents	45,354	(67,002)

Cash and cash equivalents at end of period	$58,269	$125,126

Operating Activities

Net cash flow provided by operating activities increased $221.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•higher collections from customers;
•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein for a discussion of fuel and purchased power cost recovery;
•a decrease in spending of $22 million on nuclear refueling outages in 2022;
•a decrease of $14.9 million in pension contributions in 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” herein and in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding; and
•a decrease of $8.3 million in storm spending in 2022 primarily due to spending on Winter Storm Uri restoration efforts in 2021.

The increase was partially offset by the timing of payments to vendors.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Investing Activities

Net cash flow used in investing activities increased $50.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•an increase of $31.3 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2022, partially offset by lower spending in 2022 on advanced metering infrastructure;
•an increase of $12.7 million in decommissioning trust fund investment activity; and
•an increase of $6.8 million as a result of fluctuations in nuclear fuel activity primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Financing Activities

Net cash flow provided by financing activities decreased $59.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•the issuance of $400 million of 3.35% Series mortgage bonds in March 2021;
•money pool activity;
•the issuance of $90 million of 1.84% Series N notes payable in June 2021 by the Entergy Arkansas nuclear fuel company variable interest entity;
•$36 million in common equity distributions paid in 2022 in order to maintain Entergy Arkansas’s capital structure; and
•lower prepaid deposits of $24.3 million related to contributions-in-aid-of-construction generation interconnection agreements in 2022 as compared to 2021.

The decrease was partially offset by:

•the repayment, at maturity, of $350 million of 3.75% Series mortgage bonds in February 2021;
•the issuance of $200 million of 4.20% Series mortgage bonds in March 2022;
•the repayment, at maturity, of $45 million of 2.375% Series governmental bonds in January 2021; and
•net long-term borrowings of $7.2 million in 2022 compared to net repayments of long-term borrowings of $12.2 million in 2021 on the Entergy Arkansas nuclear fuel company variable interest entity credit facility.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $139.9 million for the six months ended June 30, 2022. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

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

	June 30, 2022	December 31, 2021
Debt to capital	53.3%	52.6%
Effect of subtracting cash	(0.3%)	—%
Net debt to net capital	53.0%	52.6%

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

The current annual amounts of Entergy Arkansas’s planned construction and other capital investments are as follows:

	2022	2023	2024
	(In Millions)
Planned construction and capital investment:
Generation	$205	$450	$980
Transmission	70	115	180
Distribution	285	305	420
Utility Support	130	100	65
Total	$690	$970	$1,645

The updated capital plan for 2022-2024 reflects incremental capital investments for potential generation projects and increased capital project costs. The capital plan includes generation projects to modernize, decarbonize, and diversify Entergy Arkansas’s portfolio, such as West Memphis Solar and Driver Solar; investments in ANO 1 and 2; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments.

While Entergy Arkansas is still assessing the effect on its planned solar projects, the investigation by the U.S. Department of Commerce into potential circumvention of duties and tariffs may result in increased duties or tariffs on imported solar panels and has exacerbated previously existing supply chain disruptions, which have negatively affected the timing and cost of completion of these projects.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
(In Thousands)
$6,216	($139,904)	$8,196	$3,110

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in June 2027. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2023. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of June 30, 2022, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2022, $4.5 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for further discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2025.  As of June 30, 2022, $12 million in loans were outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for further discussion of the nuclear fuel company variable interest entity credit facility.

Walnut Bend Solar

As discussed in the Form 10-K, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In January 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Closing was expected to occur in 2022. The counter-party has notified Entergy Arkansas that it is terminating the project, though it is willing to consider an alternative for the site. Entergy Arkansas has disputed the right of termination. Negotiations are ongoing, but at this time the project is not expected to achieve commercial operation in 2022.

West Memphis Solar

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

Driver Solar

In April 2022, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 250 MW Driver Solar facility is in the public interest and requested cost recovery through the formula rate plan rider. The acquisition of Driver Solar will be contingent upon receiving all necessary regulatory and Board approvals. The APSC established a procedural schedule with a hearing scheduled in June 2022, but the parties later agreed to waive the hearing and submit the matter to the APSC for a decision consistent with the filed record. The

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
facility is expected to be in service by the end of 2024. Negotiations with the counter-party are expected to conclude in August 2022, and Entergy Arkansas has requested an APSC decision by August 31, 2022.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2022 Formula Rate Plan Filing

In July 2022, Entergy Arkansas filed with the APSC its 2022 formula rate plan filing to set its formula rate for the 2023 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2023 and a netting adjustment for the historical year 2021. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2023 projected year is 7.40% resulting in a revenue deficiency of $104.8 million. The earned rate of return on common equity for the 2021 historical year was 8.38% resulting in a $15.2 million netting adjustment. The total proposed revenue change for the 2023 projected year and 2021 historical year netting adjustment is $119.9 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase is limited to $79.3 million.

Energy Cost Recovery Rider

In March 2022, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase from $0.00959 per kWh to $0.01785 per kWh. The primary reason for the rate increase is a large under-recovered balance as a result of higher natural gas prices in 2021, particularly in the fourth quarter 2021. At the request of the APSC general staff, Entergy Arkansas deferred its request for recovery of $32 million from the under-recovery related to the 2021 February winter storms until the 2023 energy cost rate redetermination, unless a request for an interim adjustment to the energy cost recovery rider is necessary. This resulted in a redetermined rate of $0.016390 per kWh, which became effective with the first billing cycle in April 2022 through the normal operation of the tariff.

Opportunity Sales Proceeding

As discussed in the Form 10-K, in September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of the opportunity sales payments made to the other Utility operating companies. In October 2020 the APSC filed a motion to dismiss Entergy Arkansas’s complaint. In March 2022 the court denied the APSC’s motion to dismiss and, in April 2022, issued a scheduling order including a trial date in February 2023. In June 2022, Entergy Arkansas filed a motion asserting that it is entitled to summary judgment because Entergy Arkansas’s position that the APSC’s order is pre-empted by the filed rate doctrine and violates the Dormant Commerce Clause is premised on facts that are not subject to genuine dispute. In July 2022, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a motion to intervene and to hold Entergy Arkansas’s motion for summary judgment in abeyance pending a ruling on the motion to intervene. Entergy Arkansas filed a consolidated opposition to both motions.

Net Metering Legislation

As discussed in the Form 10-K, an Arkansas law was enacted effective July 2019 that, among other things, expands the definition of a “net metering customer” to include two additional types of customers: (1) customers that

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
lease net metering facilities, subject to certain leasing arrangements, and (2) government entities or other entities exempt from state and federal income taxes that enter into a service contract for a net metering facility. The latter provision allows eligible entities, many of whom are small and large general service customers, to purchase renewable energy directly from third party providers and receive bill credits for these purchases. The APSC was given authority under this law to address certain matters, such as cost shifting and the appropriate compensation for net metered energy and initiated proceedings for this purpose. Because of the size and number of customers eligible under this new law, there is a risk of loss of load and the shifting of costs to customers. A hearing was held in December 2019, with utilities, including Entergy Arkansas, cooperatives, the Arkansas Attorney General, and industrial customers advocating the need for establishment of a reasonable rate structure that takes into account impacts to non-net metering customers; an additional hearing was conducted in February 2020 for purposes of public comment only. The APSC issued an order in June 2020, and in July 2020 several parties, including Entergy Arkansas, filed for rehearing on multiple grounds, including for the reasons that it imposes an unreasonable rate structure and allows facilities to net meter that do not meet the statutory definition of net metering facilities. After granting the rehearing requests, the APSC issued an order in September 2020 largely upholding its June 2020 order. In October 2020, Entergy Arkansas and several other parties filed an appeal of the APSC’s September 2020 order. In January 2021, Entergy Arkansas, pursuant to an APSC order, filed an updated net metering tariff, which was approved in February 2021. In May 2021, Entergy Arkansas filed a motion to dismiss its pending judicial appeal of the APSC’s September 2020 order on rehearing in the proceeding addressing its net metering rules. In June 2021 the Arkansas Court of Appeals granted the motion and dismissed Entergy Arkansas’s appeal, although other appeals of the September 2020 APSC order remained before the court. In May 2022 the court issued an order affirming the APSC’s decision in part and reversing in part. In June 2022 the APSC sought rehearing from the court with respect to the court’s ruling on a grid charge, which the court of appeals denied in July 2022. One of the cooperative appellants filed a further appeal to the Arkansas Supreme Court in July 2022.

Green Promise Renewable Tariff

As discussed in the Form 10-K, in July 2021, Entergy Arkansas filed a proposed green tariff designed to help participating customers meet their renewable and sustainability goals and to enhance economic development efforts in Arkansas. The total proposed amount of solar capacity currently designated to be available under this tariff is up to 200 MW. In May 2022 the APSC found Entergy Arkansas’s proposal for the tariff to be just and reasonable for an initial offering of 100 MW of solar capacity, and in June 2022 the APSC approved Entergy Arkansas’s compliance tariff filing.

COVID-19 Orders

See the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. As of June 30, 2022, Entergy Arkansas had a regulatory asset of $36.6 million for costs associated with the COVID-19 pandemic.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies. See “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion of qualified pension and other postretirement benefits.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$696,939	$550,274	$1,255,895	$1,133,660

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	202,795	74,556	289,020	200,737
Purchased power	50,209	61,448	107,680	131,669
Nuclear refueling outage expenses	14,210	13,535	28,280	26,182
Other operation and maintenance	187,319	173,098	344,576	328,006
Decommissioning	20,428	19,280	40,557	38,280
Taxes other than income taxes	32,072	30,106	65,274	59,849
Depreciation and amortization	96,548	90,276	192,158	178,555
Other regulatory charges (credits) - net	(21,518)	(22,170)	(42,060)	(59,637)
TOTAL	582,063	440,129	1,025,485	903,641

OPERATING INCOME	114,876	110,145	230,410	230,019

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	3,920	3,608	6,975	6,601
Interest and investment income (loss)	2,840	(2,739)	9,160	25,148
Miscellaneous - net	(4,892)	(5,372)	(10,284)	(11,163)
TOTAL	1,868	(4,503)	5,851	20,586

INTEREST EXPENSE
Interest expense	37,452	35,624	73,499	69,410
Allowance for borrowed funds used during construction	(1,558)	(1,572)	(2,772)	(2,862)
TOTAL	35,894	34,052	70,727	66,548

INCOME BEFORE INCOME TAXES	80,850	71,590	165,534	184,057

Income taxes	17,740	14,997	36,857	34,427

NET INCOME	63,110	56,593	128,677	149,630

Net loss attributable to noncontrolling interest	(529)	—	(1,916)	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$63,639	$56,593	$130,593	$149,630

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$128,677	$149,630
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	268,699	252,537
Deferred income taxes, investment tax credits, and non-current taxes accrued	27,814	50,780
Changes in assets and liabilities:
Receivables	(95,608)	(86,447)
Fuel inventory	7,316	12,996
Accounts payable	34,321	27,920
Taxes accrued	14,824	(6,529)
Interest accrued	1,585	(2,490)
Deferred fuel costs	(2,384)	(74,857)
Other working capital accounts	13,458	(36,703)
Provisions for estimated losses	(4,119)	(6,122)
Other regulatory assets	(30,484)	32,837
Other regulatory liabilities	(267,437)	17,776
Pension and other postretirement liabilities	(31,762)	(46,940)
Other assets and liabilities	321,622	(119,755)
Net cash flow provided by operating activities	386,522	164,633

INVESTING ACTIVITIES
Construction expenditures	(351,907)	(322,044)
Allowance for equity funds used during construction	6,975	6,601
Nuclear fuel purchases	(53,256)	(25,466)
Proceeds from sale of nuclear fuel	37,198	16,239
Proceeds from nuclear decommissioning trust fund sales	101,428	227,807
Investment in nuclear decommissioning trust funds	(111,032)	(224,757)
Changes in money pool receivable - net	(6,216)	(5,086)
Net cash flow used in investing activities	(376,810)	(326,706)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	223,882	694,137
Retirement of long-term debt	(7,511)	(618,511)
Distributions to noncontrolling interest	(190)	—
Change in money pool payable - net	(139,904)	—
Common equity distributions paid	(36,000)	—
Other	(4,635)	19,445
Net cash flow provided by financing activities	35,642	95,071

Net increase (decrease) in cash and cash equivalents	45,354	(67,002)
Cash and cash equivalents at beginning of period	12,915	192,128
Cash and cash equivalents at end of period	$58,269	$125,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$70,803	$70,700

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$102	$8,155
Temporary cash investments	58,167	4,760
Total cash and cash equivalents	58,269	12,915
Accounts receivable:
Customer	137,481	154,412
Allowance for doubtful accounts	(6,206)	(13,072)
Associated companies	47,582	29,587
Other	113,657	51,064
Accrued unbilled revenues	132,964	101,663
Total accounts receivable	425,478	323,654
Deferred fuel costs	111,147	108,862
Fuel inventory - at average cost	43,576	50,892
Materials and supplies - at average cost	268,184	247,980
Deferred nuclear refueling outage costs	38,142	65,318
Prepayments and other	22,011	14,863
TOTAL	966,807	824,484

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,194,815	1,438,416
Other	790	947
TOTAL	1,195,605	1,439,363

UTILITY PLANT
Electric	13,740,737	13,578,297
Construction work in progress	371,705	241,127
Nuclear fuel	140,168	182,055
TOTAL UTILITY PLANT	14,252,610	14,001,479
Less - accumulated depreciation and amortization	5,608,711	5,472,296
UTILITY PLANT - NET	8,643,899	8,529,183

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,720,162	1,689,678
Deferred fuel costs	68,850	68,751
Other	20,467	13,660
TOTAL	1,809,479	1,772,089

TOTAL ASSETS	$12,615,790	$12,565,119

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$250,000	$—
Accounts payable:
Associated companies	67,262	217,310
Other	278,178	190,476
Customer deposits	97,336	92,511
Taxes accrued	104,414	89,590
Interest accrued	18,693	17,108
Other	47,940	38,901
TOTAL	863,823	645,896

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,459,515	1,416,201
Accumulated deferred investment tax credits	28,698	29,299
Regulatory liability for income taxes - net	422,449	431,655
Other regulatory liabilities	485,083	743,314
Decommissioning	1,430,967	1,390,410
Accumulated provisions	72,965	77,084
Pension and other postretirement liabilities	153,960	185,789
Long-term debt	3,925,929	3,958,862
Other	104,059	110,754
TOTAL	8,083,625	8,343,368

Commitments and Contingencies

EQUITY
Member's equity	3,637,338	3,542,745
Noncontrolling interest	31,004	33,110
TOTAL	3,668,342	3,575,855

TOTAL LIABILITIES AND EQUITY	$12,615,790	$12,565,119

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2020	$—	$3,276,169	$3,276,169

Net income	—	93,037	93,037
Balance at March 31, 2021	—	3,369,206	3,369,206

Net income	—	56,593	56,593
Balance at June 30, 2021	$—	$3,425,799	$3,425,799

Balance at December 31, 2021	$33,110	$3,542,745	$3,575,855

Net income (loss)	(1,387)	66,954	65,567
Balance at March 31, 2022	31,723	3,609,699	3,641,422

Net income (loss)	(529)	63,639	63,110
Common equity distributions	—	(36,000)	(36,000)
Distributions to noncontrolling interest	(190)	—	(190)
Balance at June 30, 2022	$31,004	$3,637,338	$3,668,342

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2022 Compared to Second Quarter 2021

Net income increased $172.7 million primarily due to the net effects of Entergy Louisiana’s storm cost securitization, including a $290 million reduction in income tax expense, partially offset by a $224.4 million ($165.4 million net-of-tax) regulatory charge to reflect its obligation to share the benefits of the securitization with customers. Also contributing to the net income increase was higher volume/weather and higher retail price, partially offset by higher other operation and maintenance expenses. See Note 2 to the financial statements herein for further discussion of the securitization.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net income increased $157 million primarily due to the net effects of Entergy Louisiana’s storm cost securitization, including a $290 million reduction in income tax expense, partially offset by a $224.4 million ($165.4 million net-of-tax) regulatory charge to reflect its obligation to share the benefits of the securitization with customers. Also contributing to the net income increase was higher volume/weather and higher retail price, partially offset by higher other operation and maintenance expenses. See Note 2 to the financial statements herein for further discussion of the securitization.

Operating Revenues

Second Quarter 2022 Compared to Second Quarter 2021

Following is an analysis of the change in operating revenues comparing the second quarter 2022 to the second quarter 2021:

Amount
(In Millions)
2021 operating revenues	$1,267.6
Fuel, rider, and other revenues that do not significantly affect net income	135.4
Volume/weather	56.8
Storm restoration carrying costs	37.5
Retail electric price	18.5
2022 operating revenues	$1,515.8

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase of 1,180 GWh, or 9%, in electricity usage across all customer classes, including the effect of more favorable weather on residential and commercial sales. The increase in industrial usage was primarily due to an increase in demand from expansion projects, primarily in the

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
chemicals, petroleum refining, and transportation industries, an increase in demand from cogeneration customers, and an increase in demand from existing customers, primarily in the chemicals and pulp and paper industries as a result of prior year temporary plant shutdowns.

Storm restoration carrying costs represent the equity component of storm restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida restoration costs in May 2022. See Note 2 to the financial statements herein for a discussion of the securitization.

The retail electric price variance is primarily due to an increase in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2021. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan proceedings.

Total electric energy sales for Entergy Louisiana for the three months ended June 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	3,824	3,399	13
Commercial	2,879	2,641	9
Industrial	8,148	7,636	7
Governmental	208	203	2
Total retail	15,059	13,879	9
Sales for resale:
Associated companies	1,315	1,167	13
Non-associated companies	467	552	(15)
Total	16,841	15,598	8

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2022 to the six months ended June 30, 2021:

Amount
(In Millions)
2021 operating revenues	$2,375.2
Fuel, rider, and other revenues that do not significantly affect net income	288.8
Volume/weather	44.5
Storm restoration carrying costs	37.5
Retail electric price	35.8
2022 operating revenues	$2,781.8

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales and an increase in commercial and industrial usage, partially offset by a decrease in weather-adjusted residential usage. The increase in industrial usage was primarily due to an increase in demand from expansion projects, primarily in the chemicals, petroleum refining, and transportation industries, an increase in demand from cogeneration customers, and an increase in demand from existing customers, primarily in the chemicals and pulp and paper industries as a result of prior year temporary plant shutdowns. The increased usage from these industrial and commercial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

Storm restoration carrying costs represent the equity component of storm restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida restoration costs in May 2022. See Note 2 to the financial statements herein for a discussion of the securitization.

The retail electric price variance is primarily due to an increase in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2021. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan proceedings.

Total electric energy sales for Entergy Louisiana for the six months ended June 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	6,893	6,596	5
Commercial	5,300	5,036	5
Industrial	15,754	14,844	6
Governmental	399	399	—
Total retail	28,346	26,875	5
Sales for resale:
Associated companies	2,656	2,126	25
Non-associated companies	1,323	938	41
Total	32,325	29,939	8

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Second Quarter 2022 Compared to Second Quarter 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $7.3 million in power delivery expenses primarily due to higher reliability costs and higher safety and training costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $3.9 million in bad debt expense primarily due to the deferral in 2021 of bad debt expense resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity associated with the COVID-19 pandemic;

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•an increase of $2.1 million in nuclear generation expenses primarily due to a higher scope of work performed in 2022 as compared to prior year; and
•an increase of $2 million in customer service center support costs primarily due to higher contract costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes a regulatory charge of $224 million, recorded in second quarter 2022, to reflect Entergy Louisiana’s obligation to provide credits to its customers in recognition of obligations related to an LPSC ancillary order issued in the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements herein for discussion of the securitization.

Other income decreased primarily due to a $31.6 million charge for the LURC’s 1% beneficial interest in the storm trust established as part of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization. The decrease was partially offset by:

•an increase of $11.3 million in affiliated dividend income resulting from the storm trust’s investment of securitization proceeds in affiliated preferred membership interests, partially offset by the liquidation of Entergy Louisiana’s investment in affiliated preferred membership interests acquired in connection with previous securitizations of storm restoration costs; and
•an increase of $5.6 million due to the recognition of storm restoration carrying costs, primarily related to Hurricane Ida.

See Note 2 to the financial statements herein for discussion of the securitization.

Interest expense increased primarily due to the $1.2 billion unsecured term loan proceeds received in January 2022 and the issuance of $1 billion of 0.95% Series mortgage bonds in October 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $16.6 million in power delivery expenses primarily due to higher reliability costs and higher safety and training costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $4.7 million in nuclear generation expenses primarily due to a higher scope of work performed in 2022 as compared to prior year, partially offset by lower spending in 2022 on sanitation and social distancing protocols as a result of the COVID-19 pandemic;
•an increase of $4.5 million in customer service center support costs primarily due to higher contract costs;
•an increase of $3.0 million in loss provisions; and
•an increase of $2.9 million in bad debt expense primarily due to the deferral in 2021 of bad debt expense resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of regulatory activity associated with the COVID-19 pandemic.

The increase was partially offset by a decrease of $2.7 million in non-nuclear generation expenses primarily due to a lower scope of work performed in 2022 as compared to the same period in 2021.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in franchise taxes.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes a regulatory charge of $224 million, recorded in second quarter 2022, to reflect Entergy Louisiana’s obligation to provide credits to its customers in recognition of obligations related to an LPSC ancillary order issued in the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements herein for discussion of the securitization.

Other income decreased primarily due to:

•a $31.6 million charge for the LURC’s 1% beneficial interest in the storm trust established as part of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization; and
•changes in decommissioning trust fund activity, including portfolio rebalancing of the Waterford 3 decommissioning trust fund in the first quarter of 2021 partially offset by portfolio rebalancing of the River Bend decommissioning trust fund in the second quarter of 2022.

The decrease was partially offset by:

•an increase of $11.3 million in affiliated dividend income resulting from the storm trust’s investment of securitization proceeds in affiliated preferred membership interests, partially offset by the liquidation of Entergy Louisiana’s investment in affiliated preferred membership interests acquired in connection with previous securitizations of storm restoration costs; and
•an increase of $10.5 million due to the recognition of storm restoration carrying costs, primarily related to Hurricane Ida.

See Note 2 to the financial statements herein for discussion of the securitization.

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

Income Taxes

The effective income tax rate was (3,258.7%) for the second quarter 2022. The difference in the effective income tax rate for the second quarter 2022 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the securitization of Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, the amortization of excess accumulated deferred income taxes, the amortization of investment tax credits, and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes. See Notes 2 and 10 to the financial statements herein for a discussion of the securitization under Act 293. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The effective income tax rate was (144.7%) for the six months ended June 30, 2022. The difference in the effective income tax rate for the six months ended June 30, 2022 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the securitization of Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, and the amortization of excess accumulated deferred income taxes, partially offset by state income taxes. See Notes 2 and 10 to the financial statements herein for a discussion of the securitization under Act 293. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$18,573	$728,020

Net cash provided by (used in):
Operating activities	206,713	519,407
Investing activities	(3,653,859)	(1,836,723)
Financing activities	3,494,744	796,170
Net increase (decrease) in cash and cash equivalents	47,598	(521,146)

Cash and cash equivalents at end of period	$66,171	$206,874

Operating Activities

Net cash flow provided by operating activities decreased by $312.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•increased fuel costs. See Note 2 to the financial statements herein for a discussion of fuel and purchased power cost recovery;
•an increase of approximately $107 million in storm spending, primarily due to Hurricane Ida restoration efforts in 2022, partially offset by Hurricane Laura, Hurricane Delta, and Hurricane Zeta restoration efforts in 2021; and
•the timing of payments to vendors.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The decrease was partially offset by higher collections from customers and a decrease of $26 million in pension contributions in 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” herein and in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $1,817.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•an increase in investments in affiliates due to the $3,164 million purchase by the storm trust of preferred membership interests issued by an Entergy affiliate, partially offset by the $1,391 million redemption of preferred membership interests. See Note 2 to the financial statements herein for a discussion of the securitization;
•an increase of $290.1 million in net payments to storm reserve escrow accounts;
•an increase of $99.3 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2022 and increased investment in the reliability and infrastructure of Entergy Louisiana’s distribution system, partially offset by lower spending in 2022 on advanced metering infrastructure;
•an increase of $45.5 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2022 and higher capital expenditures for storm restoration in 2022;
•an increase of $15.5 million in information technology capital expenditures primarily due to increased spending on various technology projects in 2022; and
•an increase of $10.7 million in non-nuclear generation construction expenditures primarily due to a higher scope of work on projects performed in 2022 as compared to 2021.

The increase was partially offset by:

•a decrease of $240.3 million in transmission construction expenditures primarily due to higher capital expenditures for storm restoration in 2021. The decrease in storm restoration spending is primarily due to Hurricane Laura restoration efforts;
•money pool activity;
•a decrease of $30.7 million in nuclear decommissioning trust fund activity as a result of a lump sum contribution in 2021 for amounts collected over a 17-month period. See Note 2 to the financial statements in the Form 10-K for a discussion of nuclear decommissioning expense recovery; and
•a decrease of $23.6 million as a result of fluctuations in nuclear fuel activity, primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Decreases in Entergy Louisiana’s receivables from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased $7.2 million for the six months ended June 30, 2022 compared to increasing by $90.2 million for the six months ended June 30, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $2,698.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•proceeds from securitization of $3.2 billion received by the storm trust;

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•a capital contribution of $1 billion received indirectly from Entergy Corporation in May 2022 to finance the establishment of the storm escrow account for Hurricane Ida costs;
•the repayment, at maturity, of $200 million of 4.80% Series mortgage bonds in May 2021; and
•the repayment, at maturity, of Entergy Louisiana Waterford VIE’s $40 million of 3.92% Series H secured notes in February 2021.

The increase was partially offset by:

•the issuance of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•the repayment in May 2022 of $435 million, a portion of the outstanding principal, of 0.62% Series mortgage bonds due November 2023;
•net repayments of $125 million in 2022 on Entergy Louisiana’s revolving credit facility;
•net long-term borrowings of $8.1 million in 2022 compared to net long-term borrowings of $68.5 million in 2021 on the nuclear fuel company variable interest entities’ credit facilities; and
•$125 million in common equity distributions in 2022 to return to Entergy Corporation the $125 million capital contribution received in December 2021 to assist in paying for costs associated with Hurricane Ida.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt. See Note 2 to the financial statements herein for a discussion of the securitization.

Capital Structure

Entergy Louisiana’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy Louisiana is primarily due to the $1.0 billion capital contribution received indirectly from Entergy Corporation in May 2022.

	June 30, 2022	December 31, 2021
Debt to capital	52.1%	57.2%
Effect of subtracting cash	(0.2%)	0.0%
Net debt to net capital	51.9%	57.2%

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Following are the amounts of Entergy Louisiana’s planned construction and other capital investments.

	2022	2023	2024
	(In Millions)
Planned construction and capital investment:
Generation	$395	$380	$580
Transmission	545	380	520
Distribution	475	460	550
Utility Support	200	140	110
Total	$1,615	$1,360	$1,760

The updated capital plan for 2022-2024 reflects incremental capital investments for accelerated resilience spending and increased capital project costs. The capital plan includes specific investments such as generation projects to modernize, decarbonize, and diversify Entergy Louisiana’s portfolio, including St. Jacques Louisiana Solar; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments.

While Entergy Louisiana is still assessing the effect on its planned solar projects, the investigation by the U.S. Department of Commerce into potential circumvention of duties and tariffs may result in increased duties or tariffs on imported solar panels and has exacerbated previously existing supply chain disruptions, which have negatively affected the timing and cost of completion of these projects.

Entergy Louisiana’s receivables from the money pool were as follows:

June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
(In Thousands)
$7,377	$14,539	$103,651	$13,426

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in June 2027.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of June 30, 2022, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2022, $70 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2025.  As of June 30, 2022, $20 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of June 30, 2022, $70.4 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Entergy Louisiana has $290.1 million in its storm reserve escrow account at June 30, 2022.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
2021 Solar Certification and the Geaux Green Option

As discussed in the Form 10-K, in November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). The LPSC has established a procedural schedule that is expected to result in an LPSC decision by the end of 2022. In March 2022 direct testimony from Walmart, the Louisiana Energy Users Group (LEUG) and the LPSC staff was filed. Each party recommended that the LPSC approve the resources proposed in Entergy Louisiana’s application, and the LPSC staff witness indicated that the process through which Entergy Louisiana solicited or obtained the proposals for the resources complies with applicable LPSC orders. LPSC staff and LEUG’s witnesses made recommendations to modify the proposed Rider GGO and Entergy Louisiana’s proposed rate relief. In April 2022, LPSC staff and LEUG filed cross-answering testimony concerning the other party’s proposed modifications to Rider GGO and the proposed rate recovery. Entergy Louisiana filed rebuttal testimony in June 2022. Settlement talks are ongoing, and a hearing is set for mid-August 2022.

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

In April 2021, Entergy Louisiana filed an application with the LPSC relating to Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs and in July 2021, Entergy Louisiana made a supplemental filing updating the total restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by these storms were estimated to be approximately $2.06 billion, including approximately $1.68 billion in capital costs and approximately $380 million in non-capital costs. Including carrying costs through January 2022, Entergy Louisiana sought an LPSC determination that $2.11 billion was prudently incurred and, therefore, was eligible for recovery from customers. Additionally, Entergy Louisiana requested that the LPSC determine that re-establishment of a storm escrow account to the previously authorized amount of $290 million was appropriate. In July 2021, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
After filing of testimony by LPSC staff and intervenors, which generally supported or did not oppose Entergy Louisiana’s requests in regard to Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida, the parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in February 2022. The settlement agreement contained the following key terms: $2.1 billion of restoration costs from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $51 million were recoverable; a $290 million cash storm reserve should be re-established; a $1 billion reserve should be established to partially pay for Hurricane Ida restoration costs; and Entergy Louisiana was authorized to finance $3.186 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. The LPSC issued an order approving the settlement in March 2022. As a result of the financing order, Entergy Louisiana reclassified $1.942 billion from utility plant to other regulatory assets.

In May 2022 the securitization financing closed, resulting in the issuance of $3.194 billion principal amount of bonds by Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA), a political subdivision of the State of Louisiana. The securitization was authorized pursuant to the Louisiana Utilities Restoration Corporation Act, Part VIII of Chapter 9 of Title 45 of the Louisiana Revised Statutes, as supplemented by Act 293 of the Louisiana legislature approved in 2021. The LCDA loaned the proceeds to the LURC. Pursuant to Act 293, the LURC contributed the net bond proceeds to a State legislatively authorized and LURC-sponsored trust, Restoration Law Trust I (the storm trust).

Pursuant to Act 293, the net proceeds of the bonds were used by the storm trust to purchase 31,635,718.7221 Class A preferred, non-voting membership interest units (the preferred interests) issued by Entergy Finance Company, LLC, a majority-owned indirect subsidiary of Entergy. Entergy Finance Company is required to make annual distributions (dividends) commencing on December 15, 2022 on the preferred interests issued to the storm trust. These annual dividends received by the storm trust will be distributed to Entergy Louisiana and the LURC, as beneficiaries of the storm trust. Specifically, 1% of the annual dividends received by the storm trust will be distributed to the LURC, for the benefit of customers, and 99% will be distributed to Entergy Louisiana, net of storm trust expenses. The preferred interests have a stated annual cumulative cash dividend rate of 7% and a liquidation price of $100 per unit. The terms of the preferred interests include certain financial covenants to which Entergy Finance Company is subject.

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA. The bonds are secured by system restoration property, which is the right granted by law to the LURC to collect a system restoration charge from customers. The system restoration charge is adjusted at least semi-annually to ensure that it is sufficient to service the bonds. Entergy Louisiana collects the system restoration charge on behalf of the LURC and remits the collections to the bond indenture trustee. Entergy Louisiana began collecting the system restoration charge effective with the first billing cycle of June 2022 and the system restoration charge is expected to remain in place up to 15 years. Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as a billing and collection agent for the LCDA and the LURC. In the remote possibility that the system restoration charge, as well as any funds in the excess subaccount and funds in the debt service reserve account, are insufficient to service the bonds resulting in a payment default, the storm trust is required to liquidate Entergy Finance Company preferred interests in an amount equal to what would be required to cure the default. The estimated value of this indirect guarantee is immaterial.

From the proceeds from the issuance of the preferred membership interests, Entergy Finance Company distributed $1.4 billion to its parent, Entergy Holdings Company, LLC. Subsequently, Entergy Holdings Company liquidated, distributing the $1.4 billion it received from Entergy Finance Company to Entergy Louisiana as holder of 6,843,780.24 units of Class A, 4,126,940.15 units of Class B, and 2,935,152.69 units of Class C preferred membership interests. Entergy Louisiana had acquired these preferred membership interests with proceeds from previous securitizations of storm restoration costs. Entergy Finance Company loaned the remaining $1.7 billion from the preferred membership interests proceeds to Entergy which used the cash to redeem $650 million of 4.00% Series senior notes due July 2022 and indirectly contributed $1 billion to Entergy Louisiana as a capital contribution.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Louisiana used the $1 billion capital contribution to fund its Hurricane Ida escrow account and subsequently withdrew the $1 billion from the escrow account. With a portion of the $1 billion withdrawn from the escrow account and the $1.4 billion from the Entergy Holdings Company liquidation, Entergy Louisiana deposited $290 million in a restricted escrow account as a storm damage reserve for future storms, used $1.2 billion to repay its unsecured term loan due June 2023, and used $435 million to redeem a portion of its 0.62% Series mortgage bonds due November 2023.

As discussed in Note 10 to the financial statements herein, the securitization resulted in recognition of a reduction of income tax expense of approximately $290 million by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was offset by other tax charges resulting in a net reduction of income tax expense of $283 million. In recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded a $224 million ($165 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers.

As discussed in Note 12 to the financial statements herein, Entergy Louisiana consolidates the storm trust as a variable interest entity and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the financial statements. In second quarter 2022, Entergy Louisiana recorded a charge of $31.6 million in other income to reflect the LURC’s beneficial interest in the trust.

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida currently are estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana is seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, is eligible for recovery from customers. As part of this filing, Entergy Louisiana also is seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount is exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana is requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, is eligible for recovery from customers. As discussed above, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. A procedural schedule has been established with a hearing in December 2022.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

Retail Rates - Electric

2021 Formula Rate Plan Filing

In May 2022, Entergy Louisiana filed its formula rate plan evaluation report for its 2021 calendar year operations. The 2021 test year evaluation report produced an earned return on common equity of 8.33%, with a base formula rate plan revenue increase of $65.3 million. Other increases in formula rate plan revenue driven by reductions in Tax Cut and Jobs Act credits and additions to transmission and distribution plant in service reflected

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
through the transmission recovery mechanism and distribution recovery mechanism are partly offset by an increase in net MISO revenues, leading to a net increase in formula rate plan revenue of $152.9 million. The effects of the changes to total formula rate plan revenue are different for each legacy company, primarily due to differences in the legacy companies’ capacity cost changes, including the effect of true-ups. Legacy Entergy Louisiana formula rate plan revenues will increase by $86 million and legacy Entergy Gulf States Louisiana formula rate plan revenues will increase by $66.9 million. Subject to refund and LPSC review, the resulting changes will be effective for bills rendered during the first billing cycle of September 2022.

Fuel and purchased power recovery

As discussed in the Form 10-K, in February 2021, Entergy Louisiana incurred extraordinary fuel costs associated with the February 2021 winter storms. To mitigate the effect of these costs on customer bills, in March 2021, Entergy Louisiana requested and the LPSC approved the deferral and recovery of $166 million in incremental fuel costs over five months beginning in April 2021. In April 2022 the LPSC staff issued a draft audit report regarding Entergy Louisiana’s fuel adjustment clause charges in February 2021 that did not recommend any financial disallowances, but included several prospective recommendations. Responsive testimony was filed by one intervenor and the parties agreed to suspend any procedural schedule and move toward settlement discussions to close the matter.

In May 2022 the LPSC staff issued a draft audit report regarding Entergy Louisiana’s purchased gas adjustment charges in February 2021 that did not propose any financial disallowances. The LPSC staff and Entergy Louisiana have agreed to suspend any procedural schedule and move toward settlement discussions to close the matter.

To mitigate high electric bills, primarily driven by high summer usage and elevated gas prices, Entergy Louisiana has deferred approximately $135 million of fuel expense incurred in April, May, and June 2022 (as reflected in June, July, and August 2022 bills). Deferrals from April and May 2022 are expected to be recovered in the last four months of 2022 and June 2022 deferrals will be included in the over/under calculation of the fuel adjustment clause.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of June 30, 2022, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

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
Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies. See “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion of qualified pension and other postretirement benefits.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)
	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,497,942	$1,254,579	$2,735,179	$2,334,242
Natural gas	17,843	13,019	46,578	41,000
TOTAL	1,515,785	1,267,598	2,781,757	2,375,242

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	253,505	355,362	615,579	500,596
Purchased power	420,549	186,596	596,746	396,557
Nuclear refueling outage expenses	10,029	12,193	21,976	25,475
Other operation and maintenance	293,746	275,599	547,747	513,082
Decommissioning	17,911	17,035	35,599	33,858
Taxes other than income taxes	58,566	51,968	120,181	104,452
Depreciation and amortization	171,719	163,061	340,802	323,874
Other regulatory charges (credits) - net	203,461	(21,617)	182,564	9,480
TOTAL	1,429,486	1,040,197	2,461,194	1,907,374

OPERATING INCOME	86,299	227,401	320,563	467,868

OTHER INCOME
Allowance for equity funds used during construction	2,859	6,835	9,585	12,936
Interest and investment income	(68,382)	27,559	(84,380)	68,175
Interest and investment income - affiliated	43,203	31,898	75,101	63,797
Miscellaneous - net	36,986	(36,033)	52,503	(70,671)
TOTAL	14,666	30,259	52,809	74,237

INTEREST EXPENSE
Interest expense	92,755	90,630	186,539	173,436
Allowance for borrowed funds used during construction	(1,218)	(3,068)	(4,244)	(5,827)
TOTAL	91,537	87,562	182,295	167,609

INCOME BEFORE INCOME TAXES	9,428	170,098	191,077	374,496

Income taxes	(307,231)	26,171	(276,442)	63,943

NET INCOME	316,659	143,927	467,519	310,553

Noncontrolling interest	258	—	258	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$316,401	$143,927	$467,261	$310,553

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)
	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)

Net Income	$316,659	$143,927	$467,519	$310,553

Other comprehensive income (loss)
Pension and other postretirement liabilities (net of tax expense (benefit) of ($181), $208, ($407), and $64)	(491)	588	(1,104)	181
Other comprehensive income (loss)	(491)	588	(1,104)	181

Comprehensive Income	316,168	144,515	466,415	310,734
Noncontrolling interest	258	—	258	—
Comprehensive Income Applicable to Member’s Equity	$315,910	$144,515	$466,157	$310,734

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)

	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$467,519	$310,553
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	414,975	402,106
Deferred income taxes, investment tax credits, and non-current taxes accrued	(198,525)	90,537
Changes in working capital:
Receivables	(114,357)	(66,281)
Fuel inventory	(183)	(1,240)
Accounts payable	(20,380)	25,685
Taxes accrued	(1,686)	54,850
Interest accrued	(3,263)	2,162
Deferred fuel costs	(367,321)	(96,429)
Other working capital accounts	(107,409)	(36,605)
Changes in provisions for estimated losses	294,067	(291)
Changes in other regulatory assets	859,908	(124,939)
Changes in other regulatory liabilities	(40,596)	87,823
Effect of securitization on regulatory asset	(1,190,338)	—
Changes in pension and other postretirement liabilities	(17,123)	(43,936)
Other	231,425	(84,588)
Net cash flow provided by operating activities	206,713	519,407

INVESTING ACTIVITIES
Construction expenditures	(1,565,051)	(1,655,993)
Allowance for equity funds used during construction	9,585	12,936
Nuclear fuel purchases	(77,561)	(63,479)
Proceeds from the sale of nuclear fuel	37,634	—
Receipts from storm reserve escrow account	1,000,217	—
Payments to storm reserve escrow account	(1,290,282)	—
Purchase of preferred membership interests of affiliate	(3,163,572)	—
Redemption of preferred membership interests of affiliate	1,390,587	—
Changes to securitization account	—	(956)
Proceeds from nuclear decommissioning trust fund sales	411,600	459,326
Investment in nuclear decommissioning trust funds	(419,873)	(498,332)
Changes in money pool receivable - net	7,162	(90,225)
Litigation proceeds from settlement agreement	5,695	—
Net cash flow used in investing activities	(3,653,859)	(1,836,723)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,777,192	2,097,214
Retirement of long-term debt	(2,327,116)	(1,296,875)
Proceeds from trust related to securitization	3,163,572	—
Capital contribution from parent	1,000,000	—
Common equity distributions paid	(125,000)	—
Other	6,096	(4,169)
Net cash flow provided by financing activities	3,494,744	796,170

Net increase (decrease) in cash and cash equivalents	47,598	(521,146)
Cash and cash equivalents at beginning of period	18,573	728,020
Cash and cash equivalents at end of period	$66,171	$206,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$183,686	$165,480

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(Unaudited)

	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$454	$195
Temporary cash investments	65,717	18,378
Total cash and cash equivalents	66,171	18,573
Accounts receivable:
Customer	373,359	355,265
Allowance for doubtful accounts	(7,654)	(29,231)
Associated companies	113,492	96,539
Other	48,814	36,674
Accrued unbilled revenues	213,199	174,768
Total accounts receivable	741,210	634,015
Deferred fuel costs	412,695	45,374
Fuel inventory	43,141	42,958
Materials and supplies - at average cost	516,412	485,325
Deferred nuclear refueling outage costs	100,751	39,582
Prepayments and other	84,504	44,187
TOTAL	1,964,884	1,310,014

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	3,163,572	1,390,587
Decommissioning trust funds	1,756,483	2,114,523
Storm reserve escrow account	290,065	—
Non-utility property - at cost (less accumulated depreciation)	339,975	337,247
Other	13,992	13,744
TOTAL	5,564,087	3,856,101

UTILITY PLANT
Electric	26,976,504	28,055,038
Natural gas	292,065	285,006
Construction work in progress	785,737	847,924
Nuclear fuel	184,700	209,418
TOTAL UTILITY PLANT	28,239,006	29,397,386
Less - accumulated depreciation and amortization	10,065,760	9,860,252
UTILITY PLANT - NET	18,173,246	19,537,134

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,916,758	2,776,666
Deferred fuel costs	168,122	168,122
Other	40,203	27,801
TOTAL	2,125,083	2,972,589

TOTAL ASSETS	$27,827,300	$27,675,838

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2022 and December 31, 2021
(Unaudited)

	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$200,000	$200,000
Accounts payable:
Associated companies	123,940	183,172
Other	882,132	1,481,902
Customer deposits	156,467	150,697
Taxes accrued	62,562	64,248
Interest accrued	89,789	93,052
Current portion of unprotected excess accumulated deferred income taxes	6,073	24,291
Other	88,718	68,995
TOTAL	1,609,681	2,266,357

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,235,221	2,433,854
Accumulated deferred investment tax credits	100,228	102,588
Regulatory liability for income taxes - net	303,290	313,693
Other regulatory liabilities	1,030,622	1,042,597
Decommissioning	1,694,679	1,653,198
Accumulated provisions	318,557	24,490
Pension and other postretirement liabilities	511,136	528,213
Long-term debt	10,169,840	10,714,346
Other	300,449	415,930
TOTAL	16,664,022	17,228,909

Commitments and Contingencies

EQUITY
Member's equity	9,514,529	8,172,294
Accumulated other comprehensive income	7,174	8,278
Noncontrolling interest	31,894	—
TOTAL	9,553,597	8,180,572

TOTAL LIABILITIES AND EQUITY	$27,827,300	$27,675,838

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Noncontrolling Interest	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2020	$—	$7,453,361	$4,327	$7,457,688

Net income	—	166,626	—	166,626
Other comprehensive loss	—	—	(407)	(407)
Other	—	(16)	—	(16)
Balance at March 31, 2021	—	7,619,971	3,920	7,623,891

Net income	—	143,927	—	143,927
Other comprehensive loss	—	—	588	588
Other	—	(12)	—	(12)
Balance at June 30, 2021	$—	$7,763,886	$4,508	$7,768,394

Balance at December 31, 2021	$—	$8,172,294	$8,278	$8,180,572

Net income	—	150,860	—	150,860
Other comprehensive loss	—	—	(613)	(613)
Common equity distributions	—	(125,000)	—	(125,000)
Other	—	(13)	—	(13)
Balance at March 31, 2022	—	8,198,141	7,665	8,205,806

Net income	258	316,401	—	316,659
Other comprehensive income	—	—	(491)	(491)
Capital contribution from parent	—	1,000,000	—	1,000,000
Beneficial interest in storm trust	31,636	—	—	31,636
Other	—	(13)	—	(13)
Balance at June 30, 2022	$31,894	$9,514,529	$7,174	$9,553,597

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2022 Compared to Second Quarter 2021

Net income decreased $2.5 million primarily due to regulatory credits recorded in the second quarter 2021 to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding, higher depreciation and amortization expenses, and higher interest expense, partially offset by higher volume/weather, higher retail electric price, and higher other income.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net income increased $1.9 million primarily due to higher retail electric price, higher volume/weather, and higher other income, partially offset by regulatory credits recorded in the second quarter 2021 to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding, higher depreciation and amortization expenses, and higher interest expense.

Operating Revenues

Second Quarter 2022 Compared to Second Quarter 2021

Following is an analysis of the change in operating revenues comparing the second quarter 2022 to the second quarter 2021:

Amount
(In Millions)
2021 operating revenues	$349.0
Fuel, rider, and other revenues that do not significantly affect net income	33.9
Volume/weather	12.1
Retail electric price	10.5
2022 operating revenues	$405.5

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

The retail electric price variance is primarily due to increases in formula rate plan rates effective July 2021 and April 2022. See Note 2 to the financial statements herein for further discussion of the formula rate plan filings.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the three months ended June 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	1,419	1,281	11
Commercial	1,167	1,108	5
Industrial	593	585	1
Governmental	106	101	5
Total retail	3,285	3,075	7
Sales for resale:
Non-associated companies	677	1,643	(59)
Total	3,962	4,718	(16)

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2022 to the six months ended June 30, 2021:

Amount
(In Millions)
2021 operating revenues	$685.7
Fuel, rider, and other revenues that do not significantly affect net income	31.6
Retail electric price	26.9
Volume/weather	10.3
2022 operating revenues	$754.5

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2021, July 2021, and April 2022. See Note 2 to the financial statements herein for further discussion of the formula rate plan filings.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales. The increased usage from commercial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Mississippi for the six months ended June 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	2,714	2,630	3
Commercial	2,188	2,112	4
Industrial	1,154	1,112	4
Governmental	201	197	2
Total retail	6,257	6,051	3
Sales for resale:
Non-associated companies	1,212	3,096	(61)
Total	7,469	9,147	(18)

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Second Quarter 2022 Compared to Second Quarter 2021

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and millage rate increases.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes regulatory credits of $19.9 million, recorded in second quarter 2021, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2021 formula rate plan filing.

Other income increased primarily due to higher interest income from carrying costs related to the deferred fuel balance.

Interest expense increased primarily due to the issuance of $200 million of 2.55% Series mortgage bonds in November 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and millage rate increases.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes regulatory credits of $19.9 million, recorded in the second quarter 2021, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2021 formula rate plan filing.

Other income increased primarily due to higher interest income from carrying costs related to the deferred fuel balance.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Interest expense increased primarily due to the issuance of $200 million of 3.50% Series mortgage bonds in March 2021 and the issuance of $200 million of 2.55% Series mortgage bonds in November 2021.

Income Taxes

The effective income tax rates were 22% for the second quarter 2022 and 21.3% for the six months ended June 30, 2022. The differences in the effective income tax rates for the second quarter 2022 and the six months ended June 30, 2022 versus the federal statutory rate of 21% were primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$47,627	$18

Net cash provided by (used in):
Operating activities	20,404	121,636
Investing activities	(295,818)	(323,460)
Financing activities	253,895	201,817
Net decrease in cash and cash equivalents	(21,519)	(7)

Cash and cash equivalents at end of period	$26,108	$11

Operating Activities

Net cash flow provided by operating activities decreased by $101.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the timing of payments to vendors, increased fuel costs, and income tax refunds of $8 million received in 2021 in accordance with an intercompany income tax allocation agreement. The decrease was partially offset by higher collections from customers and a decrease of $17.5 million in storm spending in 2022, primarily due to Winter Storm Uri restoration efforts in 2021. See Note 2 to the financial statements herein for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities decreased $27.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a decrease of $91.8 million in distribution construction expenditures due to a higher scope of work performed in 2021 as compared to 2022, lower capital expenditures for storm restoration in 2022, and lower spending in 2022 on advanced metering infrastructure, as well as money pool activity. The decrease was partially offset by the initial payment of approximately $105.1 million in

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
May 2022 for the purchase of the Sunflower Solar facility by the tax equity partnership. See Note 14 to the financial statements herein for further discussion of the Sunflower Solar facility purchase.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $37.5 million for the six months ended June 30, 2022. The money pool is an inter-company borrowing arrangement designed to reduce the Utility’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $52.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•proceeds received in June 2022 from a $150 million unsecured term loan due December 2023;
•borrowings of $100 million in 2022 on Entergy Mississippi’s credit facility; and
•a capital contribution of $9.6 million received in May 2022 from the noncontrolling tax equity investor in MS Sunflower Partnership, LLC and used by the partnership for the initial payment in the acquisition of the Sunflower Solar facility. See Note 14 to the financial statements herein for discussion of the Sunflower Solar facility purchase.

The increase was partially offset by the issuance of $200 million of 3.50% Series mortgage bonds in March 2021.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to the issuance of long-term debt in 2022.

	June 30, 2022	December 31, 2021
Debt to capital	55.9%	54.3%
Effect of subtracting cash	(0.3%)	(0.5%)
Net debt to net capital	55.6%	53.8%

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

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Following are the current annual amounts of Entergy Mississippi’s planned construction and other capital investments.

	2022	2023	2024
	(In Millions)
Planned construction and capital investment:
Generation	$225	$85	$50
Transmission	85	115	120
Distribution	230	250	225
Utility Support	100	50	30
Total	$640	$500	$425
The updated capital plan for 2022-2024 reflects accelerated resilience spending. The capital plan includes generation projects to modernize, decarbonize, and diversify Entergy Mississippi’s portfolio, such as Sunflower Solar; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while supporting renewables expansion; and other investments.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
(In Thousands)
$2,984	$40,456	($16,998)	($16,516)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $95 million scheduled to expire in April 2023. As of June 30, 2022, there were no cash borrowings outstanding under these credit facilities. Also, Entergy Mississippi has a credit facility in the amount of $150 million scheduled to expire in July 2024. As of June 30, 2022, there was $100 million in cash borrowings outstanding under the credit facility. In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of June 30, 2022, $4.3 million in MISO letters of credit and $7 million in non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Mississippi had $33.2 million in its storm reserve escrow account at June 30, 2022.

Sunflower Solar

As discussed in the Form 10-K, in April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. In July 2022, pursuant to the MPSC’s April 2020 order, Entergy Mississippi submitted a compliance filing to the MPSC with updated calculations of the impact of the Sunflower Solar facility on rate base and revenue requirement for the Sunflower Solar facility and benefits of the tax equity partnership. A final payment will be made upon substantial completion of the facility and is currently expected in third quarter 2022. See Note 14 to the financial statements herein for discussion of Entergy Mississippi’s purchase of the Sunflower Solar facility.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Fuel and purchased power cost recovery

See “Complaints Against System Energy - System Energy Settlement with the MPSC” in Note 2 to the financial statements herein for discussion of the settlement agreement filed with the FERC in June 2022. The settlement, which is contingent upon FERC approval, provides for a refund of $235 million from System Energy to Entergy Mississippi. In July 2022 the MPSC directed the disbursement of settlement proceeds, ordering Entergy Mississippi to provide a one-time $80 bill credit to each of its approximately 460,000 retail customers to be effective during the September 2022 billing cycle, and to apply the remaining proceeds to Entergy Mississippi’s under-recovered deferred fuel balance.

Retail Rates

2022 Formula Rate Plan Filing

In March 2022, Entergy Mississippi submitted its formula rate plan 2022 test year filing and 2021 look-back filing showing Entergy Mississippi’s earned return for the historical 2021 calendar year to be below the formula rate plan bandwidth and projected earned return for the 2022 calendar year to be below the formula rate plan bandwidth. The 2022 test year filing shows a $69 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 6.70% return on rate base, within the formula rate plan bandwidth. The change in formula rate plan revenues, however, is capped at 4% of retail revenues, which equates to a revenue change of $48.6 million. The 2021 look-back filing compares actual 2021 results to the approved benchmark return on rate base and reflects the need for a $34.5 million interim increase in formula rate plan revenues. In fourth quarter 2021, Entergy Mississippi recorded a regulatory asset of $19 million to reflect the then-current estimate in connection with the look-back feature of the formula rate plan. In accordance with the provisions of the formula rate plan, Entergy Mississippi implemented a $24.3 million interim rate increase, reflecting a cap equal to 2% of 2021 retail revenues, effective in April 2022.

In June 2022, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2022 test year filing that resulted in a total rate increase of $48.6 million. Pursuant to the joint stipulation, Entergy Mississippi’s 2021 look-back filing reflected an earned return on rate base of 5.99% in calendar year 2021, which is below the look-back bandwidth, resulting in a $34.3 million increase in the formula rate plan revenues on an interim basis through June 2023. In July 2022 the MPSC approved the joint stipulation with rates effective in August 2022.

In July 2022 the MPSC directed Entergy Mississippi to flow $14.1 million of the power management rider over-recovery balance to customers beginning in August 2022 through December 2022 to mitigate the bill impact of the increase in formula rate plan revenues.

Net Metering Rulemaking

Pursuant to a mandatory reopener provision in its net metering rule, the MPSC opened a docket to review the efficacy and fairness of its existing net metering rule. In July 2022 the MPSC issued an order adopting revisions to its net metering rule. Among other things, the amended rule requires utilities to calculate avoided cost using daytime energy production, grandfathers a 2.5 cents per kWh distributed generation benefits adder for 25 years, and expands eligibility for the 2 cents per kWh low-income benefits adder to households up to 250% of the federal poverty level and grandfathers that adder for 25 years. The amended rule expands meter aggregation to include

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
systems up to 3 MW alternating current and to any additional meters within the same electric utility service territory. The amended rule also increases the 3% net metering participation cap to 4% and requires that utilities seek MPSC approval prior to refusing additional net generation requests. The MPSC also directs utilities to make rate filings implementing rebates for distributed generation facilities. Because of the size and number of customers eligible under this new rule, there is a risk of loss of load and the shifting of costs to customers. Entergy Mississippi continues to review the rule and consider its effects.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. As of June 30, 2022, Entergy Mississippi had a regulatory asset of $13.1 million for costs associated with the COVID-19 pandemic. Entergy Mississippi received approval to recover this regulatory asset through its formula rate plan rider over a three-year period beginning August 2022.

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

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies. See “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion of qualified pension and other postretirement benefits.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$405,459	$349,040	$754,488	$685,659

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	43,671	65,613	110,948	125,810
Purchased power	89,346	63,892	150,558	132,483
Other operation and maintenance	74,898	73,899	140,709	141,730
Taxes other than income taxes	32,484	27,076	65,214	52,975
Depreciation and amortization	60,618	56,158	120,702	111,194
Other regulatory charges (credits) - net	23,853	(21,630)	27,760	(13,501)
TOTAL	324,870	265,008	615,891	550,691

OPERATING INCOME	80,589	84,032	138,597	134,968

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,495	2,029	2,573	3,697
Interest and investment income	34	7	98	49
Miscellaneous - net	990	(2,205)	(164)	(4,518)
TOTAL	2,519	(169)	2,507	(772)

INTEREST EXPENSE
Interest expense	21,003	18,922	41,437	36,535
Allowance for borrowed funds used during construction	(658)	(852)	(1,123)	(1,529)
TOTAL	20,345	18,070	40,314	35,006

INCOME BEFORE INCOME TAXES	62,763	65,793	100,790	99,190

Income taxes	13,808	14,377	21,481	21,802

NET INCOME	48,955	51,416	79,309	77,388

Net income attributable to noncontrolling interest	—	—	—	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$48,955	$51,416	$79,309	$77,388

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$79,309	$77,388
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	120,702	111,194
Deferred income taxes, investment tax credits, and non-current taxes accrued	17,628	33,499
Changes in assets and liabilities:
Receivables	(38,137)	(9,164)
Fuel inventory	(5,352)	954
Accounts payable	23,252	38,287
Taxes accrued	(36,021)	(49,438)
Interest accrued	498	(4,623)
Deferred fuel costs	(124,752)	(46,714)
Other working capital accounts	(36,211)	(27,684)
Provisions for estimated losses	(194)	(7,860)
Other regulatory assets	3,332	(13,050)
Other regulatory liabilities	15,441	13,520
Pension and other postretirement liabilities	(8,004)	(10,086)
Other assets and liabilities	8,913	15,413
Net cash flow provided by operating activities	20,404	121,636

INVESTING ACTIVITIES
Construction expenditures	(230,683)	(327,163)
Allowance for equity funds used during construction	2,573	3,697
Changes in money pool receivable - net	37,472	—
Payment for the purchase of plant or assets	(105,149)	—
Other	(31)	6
Net cash flow used in investing activities	(295,818)	(323,460)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	249,746	200,543
Capital contribution from noncontrolling interest	9,595	—
Changes in money pool payable - net	—	482
Other	(5,446)	792
Net cash flow provided by financing activities	253,895	201,817

Net decrease in cash and cash equivalents	(21,519)	(7)
Cash and cash equivalents at beginning of period	47,627	18
Cash and cash equivalents at end of period	$26,108	$11

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$39,620	$39,925
Income taxes	$—	($8,045)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$36	$29
Temporary cash investments	26,072	47,598
Total cash and cash equivalents	26,108	47,627
Accounts receivable:
Customer	93,171	84,048
Allowance for doubtful accounts	(2,222)	(7,209)
Associated companies	13,526	42,994
Other	12,250	14,609
Accrued unbilled revenues	74,416	56,034
Total accounts receivable	191,141	190,476
Deferred fuel costs	246,630	121,878
Fuel inventory - at average cost	15,663	10,311
Materials and supplies - at average cost	79,390	69,639
Prepayments and other	28,494	6,394
TOTAL	587,426	446,325

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,519	4,527
Escrow accounts	41,067	48,886
TOTAL	45,586	53,413

UTILITY PLANT
Electric	6,724,036	6,613,109
Construction work in progress	266,686	95,452
TOTAL UTILITY PLANT	6,990,722	6,708,561
Less - accumulated depreciation and amortization	2,204,547	2,127,590
UTILITY PLANT - NET	4,786,175	4,580,971

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	459,100	462,432
Other	18,613	14,248
TOTAL	477,713	476,680

TOTAL ASSETS	$5,896,900	$5,557,389

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$45,337	$42,929
Other	133,452	113,000
Customer deposits	88,087	86,167
Taxes accrued	70,252	106,273
Interest accrued	17,781	17,283
Other	22,629	36,731
TOTAL	377,538	402,383

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	741,539	720,097
Accumulated deferred investment tax credits	10,801	10,913
Regulatory liability for income taxes - net	206,932	212,445
Other regulatory liabilities	70,267	49,313
Asset retirement cost liabilities	10,603	10,315
Accumulated provisions	37,834	38,028
Pension and other postretirement liabilities	50,945	59,065
Long-term debt	2,430,499	2,179,989
Other	31,469	35,273
TOTAL	3,590,889	3,315,438

Commitments and Contingencies

EQUITY
Member's equity	1,918,878	1,839,568
Noncontrolling interest	9,595	—
TOTAL	1,928,473	1,839,568

TOTAL LIABILITIES AND EQUITY	$5,896,900	$5,557,389

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2020	$—	$1,672,734	$1,672,734

Net income	—	25,972	25,972
Balance at March 31, 2021	—	1,698,706	1,698,706

Net income	—	51,416	51,416
Balance at June 30, 2021	$—	$1,750,122	$1,750,122

Balance at December 31, 2021	$—	$1,839,568	$1,839,568

Net income	—	30,355	30,355
Balance at March 31, 2022	—	1,869,923	1,869,923

Net income	—	48,955	48,955
Capital contribution from noncontrolling interest	9,595	—	9,595
Balance at June 30, 2022	$9,595	$1,918,878	$1,928,473

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2022 Compared to Second Quarter 2021

Net income increased $14.9 million primarily due to higher volume/weather and higher retail electric price, partially offset by higher other operation and maintenance expenses, higher taxes other than income taxes, and higher interest expense.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net income increased $28.3 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher interest expense and higher taxes other than income taxes.

Operating Revenues

Second Quarter 2022 Compared to Second Quarter 2021

Following is an analysis of the change in operating revenues comparing second quarter 2022 to second quarter 2021:

Amount
(In Millions)
2021 operating revenues	$178.7
Fuel, rider, and other revenues that do not significantly affect net income	52.7
Volume/weather	12.9
Retail electric price	9.9
2022 operating revenues	$254.2

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in weather-adjusted residential usage and the effect of more favorable weather on residential sales.

The retail electric price variance is primarily due to a rate increase effective November 2021 in accordance with the terms of the 2021 formula rate plan filing. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the three months ended June 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	669	563	19
Commercial	543	507	7
Industrial	116	111	5
Governmental	206	198	4
Total retail	1,534	1,379	11
Sales for resale:
Non-associated companies	605	530	14
Total	2,139	1,909	12

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2022 to the six months ended June 30, 2021:

Amount
(In Millions)
2021 operating revenues	$348.1
Fuel, rider, and other revenues that do not significantly affect net income	68.5
Retail electric price	20.2
Volume/weather	15.7
2022 operating revenues	$452.5

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

The volume/weather variance is primarily due to an increase in weather-adjusted residential usage, an increase in commercial usage, and the effect of more favorable weather on residential sales. The increase in commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in 2021.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy New Orleans for the six months ended June 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	1,207	1,101	10
Commercial	1,008	953	6
Industrial	210	205	2
Governmental	383	370	4
Total retail	2,808	2,629	7
Sales for resale:
Non-associated companies	1,321	619	113
Total	4,129	3,248	27

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Second Quarter 2022 Compared to Second Quarter 2021

Other operation and maintenance expenses increased primarily due to an increase of $1.3 million in loss provisions and an increase of $1.2 million in power delivery expenses primarily due to higher reliability costs, higher safety and training costs, and higher vegetation maintenance costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes.

Interest expense increased primarily due to the issuance of $90 million of 4.19% Series mortgage bonds and the issuance of $70 million of 4.51% Series mortgage bonds, each in November 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Other operation and maintenance expenses decreased primarily due to a decrease of $2 million in energy efficiency expenses resulting from the timing of recovery from customers.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and increases in local franchise taxes.

Interest expense increased primarily due to the issuance of $90 million of 4.19% Series mortgage bonds and the issuance of $70 million of 4.51% Series mortgage bonds, each in November 2021.

Income Taxes

The effective income tax rate was 27.2% for second quarter 2022. The difference in the effective income tax rate for second quarter 2022 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The effective income tax rate was 23.4% for the six months ended June 30, 2022. The difference in the effective income tax rate for the six months ended June 30, 2022 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was 28% for second quarter 2021 and 29.8% for the six months ended June 30, 2021. The differences in the effective income tax rates for second quarter 2021 and the six months ended June 30, 2021 versus the federal statutory rate of 21% were primarily due to state income taxes and the provision for uncertain tax positions, partially offset by certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$42,862	$26

Net cash provided by (used in):
Operating activities	55,623	27,188
Investing activities	(81,900)	(48,660)
Financing activities	9,766	21,472
Net decrease in cash and cash equivalents	(16,511)	—

Cash and cash equivalents at end of period	$26,351	$26

Operating Activities

Net cash flow provided by operating activities increased $28.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to higher collections from customers.

The increase was partially offset by:

•the timing of payments to vendors;
•increased fuel costs. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery; and
•an increase of $12.7 million in storm spending in 2022, primarily due to Hurricane Ida restoration efforts. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” in the Form 10-K and Note 2 to the financial statements herein for a discussion of hurricane restoration efforts.

Investing Activities

Net cash flow used in investing activities increased $33.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•$44.2 million in receipts from storm reserve escrow accounts in 2021; and

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•an increase of $33.5 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2022. The increase in storm restoration spending is primarily due to Hurricane Ida restoration efforts. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” in the Form 10-K and Note 2 to the financial statements herein for a discussion of hurricane restoration efforts.

The increase was partially offset by money pool activity and a decrease of $9.4 million in non-nuclear generation construction expenditures primarily due to a lower scope of work performed during plant outages in 2022.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $33.5 million for the six months ended June 30, 2022. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $11.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to money pool activity, partially offset by a $15 million advance received in 2022 in anticipation of Entergy New Orleans’s construction of a New Orleans Sewerage and Water Board substation.

Increases in Entergy New Orleans’s payable to the money pool are a source of cash flow, and Entergy New Orleans’s payable to the money pool increased $27.7 million for the six months ended June 30, 2021.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due an increase in equity resulting from retained earnings in 2022.

	June 30, 2022	December 31, 2021
Debt to capital	53.9%	55.4%
Effect of excluding securitization bonds	(0.8%)	(1.0%)
Debt to capital, excluding securitization bonds (a)	53.1%	54.4%
Effect of subtracting cash	(0.8%)	(1.4%)
Net debt to net capital, excluding securitization bonds (a)	52.3%	53.0%

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

The current annual amounts of Entergy New Orleans’s planned construction and other capital investments are as follows:

	2022	2023	2024
	(In Millions)
Planned construction and capital investment:
Generation	$5	$5	$5
Transmission	20	20	20
Distribution	110	115	190
Utility Support	25	15	10
Total	$160	$155	$225

The updated capital plan for 2022-2024 reflects accelerated resilience spending. The capital plan includes generation projects to modernize, decarbonize, and diversify Entergy New Orleans’s portfolio; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while supporting renewables expansion; and other investments.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
(In Thousands)
$2,937	$36,410	($37,874)	($10,190)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of June 30, 2022, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2022, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

In February 2022, Entergy New Orleans filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization. A City Council decision is expected in third quarter 2022.

Hurricane Zeta

As discussed in the Form 10-K, in October 2020, Hurricane Zeta caused significant damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. In March 2021, Entergy New Orleans withdrew $44 million from its funded storm reserves. In May 2021, Entergy New Orleans filed an application with the City Council requesting approval and certification that its system restoration costs associated with Hurricane

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Zeta of approximately $36 million, which included $7 million in estimated costs, were reasonable and necessary to enable Entergy New Orleans to restore electric service to its customers and Entergy New Orleans’s electric utility infrastructure. In May 2022 the City Council advisors issued a report recommending that the City Council find that Entergy New Orleans acted prudently in restoring service following Hurricane Zeta and approximately $33 million in storm restoration costs were prudently incurred and recoverable. Additionally, the advisors concluded that approximately $7 million of the $44 million withdrawn from its funded storm reserve was in excess of Entergy New Orleans’s costs and should be considered in Entergy New Orleans’s application for certification of costs related to Hurricane Ida, as discussed below.

Hurricane Ida

As discussed in the Form 10-K, in August 2021, Hurricane Ida caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. The storm resulted in widespread power outages, including the loss of 100% of Entergy New Orleans’s load and damage to distribution and transmission infrastructure, including the loss of connectivity to the eastern interconnection. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. In June 2022, Entergy New Orleans filed an application with the City Council requesting approval and certification that storm restoration costs associated with Hurricane Ida of approximately $170 million were reasonable, necessary, and prudently incurred to enable Entergy New Orleans to restore electric service to its customers and to repair Entergy New Orleans’s electric utility infrastructure. Carrying costs through December 2022 related to Hurricane Ida restoration costs were $9 million. Additionally, Entergy New Orleans is requesting approval that the $39 million withdrawal from its funded storm reserve in September 2021 and $7 million in excess storm reserve escrow withdrawals related to Hurricane Zeta and prior miscellaneous storms are properly applied to Hurricane Ida storm restoration costs, the application of which reduces the amount to be recovered from Entergy New Orleans customers by $46 million. The City Council has not yet set a procedural schedule regarding the requested relief, though Entergy New Orleans requested resolution by the end of first quarter 2023. Entergy New Orleans intends to file with the City Council an application proposing a financing method for recovery of costs deemed eligible for recovery.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

2022 Formula Rate Plan Filing

In April 2022, Entergy New Orleans submitted to the City Council its formula rate plan 2021 test year filing. The 2021 test year evaluation report, subsequently updated in a July 2022 filing, produced an earned return on equity of 6.88% compared to the authorized return on equity of 9.35%. Entergy New Orleans seeks approval of a $42.1 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula results in an increase in authorized electric revenues of $34.1 million and an increase in authorized gas revenues of $3.3 million. Entergy New Orleans also seeks to commence collecting $4.7 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. In July 2022 the City Council’s advisors issued a report seeking a reduction to Entergy New Orleans’s proposed increase of approximately $17.1 million in total for electric and gas revenues. The parties have a 25-day period to attempt to reach an agreement on the final amount to increase revenues, with implementation of resulting rates effective with the first billing cycle of September 2022 pursuant to the formula rate plan tariff. For any disputed rate adjustments, however, the City Council will set a procedural schedule that will extend the process for City Council approval of disputed rate adjustments.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

COVID-19 Orders

As discussed in the Form 10-K, in May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. As of June 30, 2022, Entergy New Orleans had a regulatory asset of $14.5 million for costs associated with the COVID-19 pandemic. As part of its 2022 formula rate plan filing, Entergy New Orleans requested recovery of this regulatory asset over a five-year period beginning September 2022.

Reliability Investigation

As discussed in the Form 10-K, in April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. The City Council also approved a resolution that opened a prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New Orleans and whether fines should be imposed. In January 2019, Entergy New Orleans filed testimony in response to the prudence investigation and asserting that it had been prudent in managing system reliability. In April 2019 the City Council advisors filed comments and testimony asserting that Entergy New Orleans did not act prudently in maintaining and improving its distribution system reliability in recent years and recommending that a financial penalty in the range of $1.5 million to $2 million should be assessed.  Entergy New Orleans disagreed with the recommendation and submitted rebuttal testimony and rebuttal comments in June 2019. In November 2019 the City Council passed a resolution that penalized Entergy New Orleans $1 million for alleged imprudence in the maintenance of its distribution system. In December 2019, Entergy New Orleans filed suit in Louisiana state court seeking judicial review of the City Council’s resolution. In June 2022 the Orleans Civil District Court issued a written judgment that the penalty be set aside, reversed, and vacated. The City Council filed a motion to remand to the City Council for further consideration, and Entergy New Orleans opposed the motion. The parties await written reasons for judgment and a ruling from the Civil District Court on the motion to remand.

System Resiliency and Storm Hardening

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. The docket will identify a plan for storm hardening and resiliency projects with other stakeholders. In July 2022, Entergy New Orleans filed with the City Council a response identifying a plan for storm hardening and resiliency projects, including alternative technologies, to be implemented over 10 years at an approximate cost of $1.5 billion.

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

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies. See “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion of qualified pension and other postretirement benefits.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$224,084	$159,761	$378,730	$298,909
Natural gas	30,165	18,979	73,791	49,166
TOTAL	254,249	178,740	452,521	348,075

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	54,815	34,510	98,212	53,522
Purchased power	83,088	57,177	139,558	125,847
Other operation and maintenance	43,715	40,977	77,367	79,155
Taxes other than income taxes	14,444	12,294	28,433	24,850
Depreciation and amortization	17,951	18,153	37,766	36,314
Other regulatory charges (credits) - net	5,354	2,575	9,539	5,705
TOTAL	219,367	165,686	390,875	325,393

OPERATING INCOME	34,882	13,054	61,646	22,682

OTHER INCOME
Allowance for equity funds used during construction	(449)	376	(80)	634
Interest and investment income	68	5	92	14
Miscellaneous - net	1,221	(204)	950	(506)
TOTAL	840	177	962	142

INTEREST EXPENSE
Interest expense	8,698	6,962	17,392	13,991
Allowance for borrowed funds used during construction	159	(167)	(40)	(283)
TOTAL	8,857	6,795	17,352	13,708

INCOME BEFORE INCOME TAXES	26,865	6,436	45,256	9,116

Income taxes	7,319	1,805	10,584	2,714

NET INCOME	$19,546	$4,631	$34,672	$6,402

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$34,672	$6,402
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	37,766	36,314
Deferred income taxes, investment tax credits, and non-current taxes accrued	16,265	4,907
Changes in assets and liabilities:
Receivables	9,240	(15,306)
Fuel inventory	(844)	725
Accounts payable	3,909	(7,309)
Taxes accrued	(2,524)	948
Interest accrued	(361)	(1,315)
Deferred fuel costs	(31,599)	4,423
Other working capital accounts	(9,725)	(11,944)
Provisions for estimated losses	6,319	(40,152)
Other regulatory assets	24,541	35,038
Other regulatory liabilities	(15,456)	4,823
Pension and other postretirement liabilities	(4,741)	(7,352)
Other assets and liabilities	(11,839)	16,986
Net cash flow provided by operating activities	55,623	27,188

INVESTING ACTIVITIES
Construction expenditures	(115,552)	(94,173)
Allowance for equity funds used during construction	(80)	634
Changes in money pool receivable - net	33,473	—
Receipts from storm reserve escrow account	—	44,200
Payments to storm reserve escrow account	—	(7)
Changes in securitization account	259	686
Net cash flow used in investing activities	(81,900)	(48,660)

FINANCING ACTIVITIES
Retirement of long-term debt	(5,916)	(5,749)
Changes in money pool payable - net	—	27,684
Other	15,682	(463)
Net cash flow provided by financing activities	9,766	21,472

Net decrease in cash and cash equivalents	(16,511)	—
Cash and cash equivalents at beginning of period	42,862	26
Cash and cash equivalents at end of period	$26,351	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$17,055	$14,684
Income taxes	$—	$324

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$686	$26
Temporary cash investments	25,665	42,836
Total cash and cash equivalents	26,351	42,862
Securitization recovery trust account	1,740	1,999
Accounts receivable:
Customer	77,869	69,902
Allowance for doubtful accounts	(6,913)	(13,282)
Associated companies	6,489	74,146
Other	8,912	13,668
Accrued unbilled revenues	40,914	25,550
Total accounts receivable	127,271	169,984
Deferred fuel costs	23,992	—
Fuel inventory - at average cost	3,789	2,945
Materials and supplies - at average cost	21,623	19,216
Prepayments and other	15,018	5,428
TOTAL	219,784	242,434

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,044	1,016
TOTAL	1,044	1,016

UTILITY PLANT
Electric	1,976,201	1,976,202
Natural gas	380,217	373,983
Construction work in progress	32,408	22,199
TOTAL UTILITY PLANT	2,388,826	2,372,384
Less - accumulated depreciation and amortization	798,549	774,309
UTILITY PLANT - NET	1,590,277	1,598,075

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $19,906 as of June 30, 2022 and $25,761 as of December 31, 2021)	224,076	248,617
Other	62,756	56,101
TOTAL	290,912	308,798

TOTAL ASSETS	$2,102,017	$2,150,323

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$70,000	$—
Payable due to associated company	1,326	1,326
Accounts payable:
Associated companies	51,740	45,057
Other	66,467	146,921
Customer deposits	30,425	28,539
Taxes accrued	1,861	4,385
Interest accrued	7,630	7,991
Deferred fuel costs	—	7,607
Current portion of unprotected excess accumulated deferred income taxes	—	1,906
Other	6,706	6,204
TOTAL	236,155	249,936

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	382,567	365,384
Accumulated deferred investment tax credits	16,287	16,306
Regulatory liability for income taxes - net	38,809	40,589
Asset retirement cost liabilities	—	4,032
Accumulated provisions	12,648	6,329
Long-term debt (includes securitization bonds of $23,866 as of June 30, 2022 and $29,661 as of December 31, 2021)	701,904	777,254
Long-term payable due to associated company	9,585	9,585
Other	30,675	42,193
TOTAL	1,192,475	1,261,672

Commitments and Contingencies

EQUITY
Member's equity	673,387	638,715
TOTAL	673,387	638,715

TOTAL LIABILITIES AND EQUITY	$2,102,017	$2,150,323

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2020	$606,917

Net income	1,771
Balance at March 31, 2021	608,688

Net income	4,631
Balance at June 30, 2021	$613,319

Balance at December 31, 2021	$638,715

Net income	15,126
Balance at March 31, 2022	653,841

Net income	19,546
Balance at June 30, 2022	$673,387

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2022 Compared to Second Quarter 2021

Net income increased $52.7 million primarily due to higher volume/weather, the recognition of the equity component of carrying costs as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022, and higher retail electric price. The increase was partially offset by higher depreciation and amortization expenses and higher taxes other than income taxes.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net income increased $53 million primarily due to higher volume/weather, higher retail electric price, and the recognition of the equity component of carrying costs as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022. The increase was partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Operating Revenues

Second Quarter 2022 Compared to Second Quarter 2021

Following is an analysis of the change in operating revenues comparing the second quarter 2022 to the second quarter 2021:

Amount
(In Millions)
2021 operating revenues	$430.4
Fuel, rider, and other revenues that do not significantly affect net income	64.1
Volume/weather	40.4
System restoration carrying costs	21.7
Retail electric price	8.0
2022 operating revenues	$564.6

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in weather-adjusted residential usage, an increase in industrial and commercial usage, and the effect of more favorable weather on residential sales. The increase in weather-adjusted residential usage was primarily due to an increase in customers. The increase in industrial usage was primarily due to an increase in demand from cogeneration customers and an increase in demand from expansion projects and existing customers, both primarily in the transportation industry. The increase

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
in commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in second quarter 2021.

System restoration carrying costs represent the equity component of system restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022. See Note 2 to the financial statements herein for a discussion of the securitization.

The retail electric price variance is primarily due to an increase in the transmission cost recovery factor rider effective March 2022 and an increase in the distribution cost recovery factor rider effective January 2022. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the transmission and distribution cost recovery factor rider filings.

Total electric energy sales for Entergy Texas for the three months ended June 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	1,760	1,486	18
Commercial	1,231	1,101	12
Industrial	2,489	2,182	14
Governmental	67	59	14
Total retail	5,547	4,828	15
Sales for resale:
Associated companies	89	363	(75)
Non-associated companies	161	291	(45)
Total	5,797	5,482	6

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Following is an analysis of the change in operating revenues comparing the six months ended June 30, 2022 to the six months ended June 30, 2021:

Amount
(In Millions)
2021 operating revenues	$910.7
Fuel, rider, and other revenues that do not significantly affect net income	35.7
Volume/weather	40.5
Retail electric price	28.5
System restoration carrying costs	21.7
2022 operating revenues	$1,037.1

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase in industrial usage, an increase in weather-adjusted residential usage, and the effect of more favorable weather on residential sales. The increase in industrial usage was primarily due to an increase in demand from cogeneration and small industrial customers, an increase in demand from expansion projects, primarily in the transportation and chemicals industries, and an increase in demand from existing customers, primarily in the transportation, chemicals, and petroleum refining industries. The increase in weather-adjusted residential usage was primarily due to an increase in customers. The increased usage from these industrial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

The retail electric price variance is primarily due to:

•increases in the transmission cost recovery factor rider effective March 2021 and March 2022;
•an increase in the distribution cost recovery factor rider effective January 2022; and
•an increase in the generation cost recovery rider effective in late January 2021.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the generation cost recovery rider and transmission and distribution cost recovery factor rider filings.

System restoration carrying costs represent the equity component of system restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022. See Note 2 to the financial statements herein for a discussion of the securitization.

Total electric energy sales for Entergy Texas for the six months ended June 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	3,220	2,880	12
Commercial	2,290	2,105	9
Industrial	4,753	4,145	15
Governmental	131	121	8
Total retail	10,394	9,251	12
Sales for resale:
Associated companies	279	659	(58)
Non-associated companies	305	633	(52)
Total	10,978	10,543	4

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Other Income Statement Variances

Second Quarter 2022 Compared to Second Quarter 2021

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $5 million in non-nuclear generation expenses primarily due to higher expenses associated with the Hardin County Peaking Facility, which was purchased in June 2021, and a higher scope of work performed in 2022 as compared to the same period in 2021;
•an increase of $4 million in power delivery expenses primarily due to higher reliability costs partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $1.8 million in customer service center support costs primarily due to higher contract costs; and
•several individually insignificant items.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rates were 14.5% for the second quarter 2022 and 12.8% for the six months ended June 30, 2022. The differences in the effective income tax rates for the second quarter 2022 and the six months ended June 30, 2022 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rates were 8.4% for the second quarter 2021 and 8.8% for the six months ended June 30, 2021. The differences in the effective income tax rates for the second quarter 2021 and the six months ended June 30, 2021 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects and regulatory activity regarding the Tax Cuts and Jobs Act.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$28	$248,596

Net cash provided by (used in):
Operating activities	171,727	119,535
Investing activities	(326,373)	(350,305)
Financing activities	177,193	(17,801)
Net increase (decrease) in cash and cash equivalents	22,547	(248,571)

Cash and cash equivalents at end of period	$22,575	$25

Operating Activities

Net cash flow provided by operating activities increased $52.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•the timing of payments to vendors;
•higher collections from customers; and
•a decrease of approximately $22.5 million in storm spending in 2022, primarily due to Hurricane Laura, Hurricane Delta, and Winter Storm Uri restoration efforts in 2021.

The increase was partially offset by the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein for a discussion of fuel and purchased power cost recovery.

Investing Activities

Net cash flow used in investing activities decreased $23.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•a decrease of $58.6 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2022, partially offset by higher capital expenditures as a result of increased development in Entergy Texas’s service area. The decrease in storm restoration spending is primarily due to Hurricane Laura restoration efforts in 2021;
•the purchase of the Hardin County Peaking Facility in June 2021 for approximately $36.7 million;
•a decrease of $23.5 million in non-nuclear generation construction expenditures primarily due to a lower scope of work on projects performed in 2022 as compared to 2021; and
•a decrease of $22.5 million in transmission construction expenditures primarily due to a lower scope of work on projects performed in 2022 as compared to 2021 and lower capital expenditures for storm restoration in 2022.

The decrease was partially offset by:

•the sale of a 7.56% partial interest in the Montgomery County Power Station in June 2021 for approximately $67.9 million; and

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
•cash collateral of $30 million posted in 2022 to support Entergy Texas’s obligations to MISO.

Financing Activities

Entergy Texas’s financing activities provided $177.2 million of cash for the six months ended June 30, 2022 compared to using $17.8 million for the six months ended June 30, 2021 primarily due to the issuance of $290.85 million of senior secured system restoration bonds in April 2022, as discussed below, and the repayment, prior to maturity, of $125 million of 2.55% Series mortgage bonds in May 2021. The activity was partially offset by money pool activity and a capital contribution of $85 million received from Entergy Corporation in April 2021 in order to maintain Entergy Texas’s capital structure and in anticipation of various upcoming capital expenditures.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased by $79.6 million for the six months ended June 30, 2022 compared to increasing by $63.4 million for the six months ended June 30, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Texas’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long-term debt in 2022, partially offset by an increase in equity resulting from retained earnings.

	June 30, 2022	December 31, 2021
Debt to capital	49.9%	48.7%
Effect of excluding the securitization bonds	(3.2%)	(0.5%)
Debt to capital, excluding securitization bonds (a)	46.7%	48.2%
Effect of subtracting cash	(0.2%)	—%
Net debt to net capital, excluding securitization bonds (a)	46.5%	48.2%

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Following are the current annual amounts of Entergy Texas’s planned construction and other capital investments.

	2022	2023	2024
	(In Millions)
Planned construction and capital investment:
Generation	$110	$270	$515
Transmission	115	175	185
Distribution	260	390	355
Utility Support	70	70	40
Total	$555	$905	$1,095
The updated capital plan for 2022-2024 reflects increased capital project costs. The capital plan includes generation projects to modernize, decarbonize, and diversify Entergy Texas’s portfolio, such as the Orange County Advanced Power Station; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
(In Thousands)
$1,643	($79,594)	($63,437)	$4,601

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in June 2027.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of June 30, 2022, there were no cash borrowings and $1.1 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2022, $79.6 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Orange County Advanced Power Station

As discussed in the Form 10-K, in September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined-cycle combustion turbine facility to be located in Bridge City, Texas at an initially-estimated expected total cost of $1.2 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. In December 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2022 certain intervenors filed testimony opposing the hydrogen co-firing component of the proposed project and others filed testimony opposing the project outright. Also in March 2022, PUCT staff filed testimony opposing the hydrogen co-firing component of the proposed project, but otherwise taking no specific position on the merits of the project. The PUCT staff also proposed that the PUCT establish a maximum amount that Entergy Texas may recover in rates attributable to the

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
project. In April 2022, Entergy Texas filed rebuttal testimony addressing and rebutting these various arguments. Also in April 2022 the ALJs with the State Office of Administrative Hearings approved a continuance of the hearing on the merits from April 2022 to June 2022, providing Entergy Texas an opportunity to accelerate the determination and fixing of pricing for 60 days for the Orange County Advanced Power Station prior to the hearing. In May 2022, Entergy Texas obtained and provided to the parties an updated fixed pricing option of $1.58 billion, available until mid-July 2022. The hearing on the merits was held in June 2022 and post-hearing briefs were submitted in July 2022. The initial fixed pricing window closed in July 2022, and Entergy Texas intends to obtain a new fixed pricing option prior to PUCT approval and issuance of notice to proceed. A final order by the PUCT is expected in the fourth quarter of 2022. Entergy Texas also is pursuing environmental permitting that is required prior to the commencement of construction. Subject to receipt of required regulatory approvals, permits, and other conditions, the facility is expected to be in service by the end of 2026.

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

Retail Rates

2022 Base Rate Case

In July 2022, Entergy Texas filed a base rate case with the PUCT seeking an increase in base rates of approximately $131.4 million. The base rate case was based on a 12-month test year ending December 31, 2021. Key drivers of the requested increase are changes in depreciation rates as the result of a depreciation study and an increase in the return on equity. In addition, Entergy Texas included capital additions placed into service for the period of January 1, 2018 through December 31, 2021, including those additions currently reflected in the distribution and transmission cost recovery factor riders and the generation cost recovery rider, all of which would be reset to zero as a result of this proceeding. In July 2022, the PUCT referred the proceeding to the State Office of

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Administrative Hearings. Also in July 2022, the ALJ with the State Office of Administrative Hearings approved a procedural schedule with a hearing on the merits in December 2022.

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

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2021, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed rider is designed to collect from Entergy Texas’s retail customers approximately $66.1 million annually, or $15.1 million in incremental annual revenues beyond Energy Texas’s currently effective TCRF rider based on its capital invested in transmission between September 1, 2020 and July 31, 2021 and changes in approved transmission charges. In January 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In February 2022 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2022. In February 2022 the ALJ granted the motion for interim rates, admitted evidence, and remanded the case to the PUCT for consideration of a final order at a future open meeting. In June 2022 the PUCT issued an order approving the settlement.

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

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Peaking Facility. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in April 2022. In January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. In March 2022, Entergy Texas filed on behalf of the parties an unopposed motion, which motion was granted by the ALJ with the State Office of Administrative Hearings, to abate the procedural schedule indicating that the parties had reached an agreement in principle. In April 2022, Entergy Texas filed on behalf of the parties a unanimous settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million, which is $4.5 million in incremental annual revenue above the $88.3 million approved in January 2022, related to Entergy Texas’s actual investment in the acquisition of the Hardin County Peaking Facility. Concurrently with filing of the unanimous settlement agreement, Entergy Texas submitted an agreed motion to admit evidence and remand the case to the PUCT for review and consideration of the settlement agreement, which motion was granted by the ALJ with the State Office of Administrative Hearings.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings, the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. As of June 30, 2022, Entergy Texas had a regulatory asset of $10.4 million for costs associated with the COVID-19 pandemic. As part of its 2022 base rate case filing, Entergy Texas requested recovery of its regulatory asset over a three-year period beginning December 2022.

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

Fuel and purchased power recovery

In May 2022, Entergy Texas filed an application with the PUCT to implement an interim fuel surcharge to collect the cumulative under-recovery of approximately $51.7 million, including interest, of fuel and purchased power costs incurred from May 1, 2020 through December 31, 2021. The under-recovery balance is primarily attributable to the impacts of Winter Storm Uri, including historically high natural gas prices, partially offset by settlements received by Entergy Texas from MISO related to Hurricane Laura. Entergy Texas proposed that the interim fuel surcharge be assessed over a period of six months beginning with the first billing cycle after the PUCT issues a final order, but no later than the first billing cycle of September 2022. Also in May 2022, the PUCT referred the proceeding to the State Office of Administrative Hearings. In July 2022, Entergy Texas filed on behalf of the parties an unopposed settlement resolving all issues in the proceeding. In addition, Entergy Texas filed on behalf of the parties a motion to admit evidence, to approve interim rates as requested in the initial application, and to remand the proceeding to the PUCT to consider the unopposed settlement. In August 2022 the ALJ with the

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
State Office of Administrative Hearings issued an order granting Entergy Texas’s motion, approving interim rates effective with the first billing cycle of September 2022, and remanding the case to the PUCT for final approval.

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

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Texas’s accounting for utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies. See “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion of qualified pension and other postretirement benefits.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$564,591	$430,434	$1,037,073	$910,654

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	60,855	64,031	134,775	176,427
Purchased power	195,016	128,699	356,106	270,061
Other operation and maintenance	72,589	70,815	147,566	133,770
Taxes other than income taxes	23,482	20,671	43,931	42,546
Depreciation and amortization	57,248	53,587	113,309	104,523
Other regulatory charges (credits) - net	22,399	25,253	35,845	41,093
TOTAL	431,589	363,056	831,532	768,420

OPERATING INCOME	133,002	67,378	205,541	142,234

OTHER INCOME
Allowance for equity funds used during construction	3,163	2,670	5,759	5,115
Interest and investment income	347	204	535	428
Miscellaneous - net	(409)	(527)	(102)	(950)
TOTAL	3,101	2,347	6,192	4,593

INTEREST EXPENSE
Interest expense	23,101	21,899	44,013	44,937
Allowance for borrowed funds used during construction	(1,067)	(1,075)	(1,932)	(2,059)
TOTAL	22,034	20,824	42,081	42,878

INCOME BEFORE INCOME TAXES	114,069	48,901	169,652	103,949

Income taxes	16,584	4,111	21,764	9,101

NET INCOME	97,485	44,790	147,888	94,848

Preferred dividend requirements	518	471	1,036	941

EARNINGS APPLICABLE TO COMMON STOCK	$96,967	$44,319	$146,852	$93,907

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$147,888	$94,848
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	113,309	104,523
Deferred income taxes, investment tax credits, and non-current taxes accrued	24,421	5,237
Changes in assets and liabilities:
Receivables	(55,237)	(33,522)
Fuel inventory	16,888	3,606
Accounts payable	79,801	1,530
Taxes accrued	(7,158)	(4,057)
Interest accrued	1,923	(1,072)
Deferred fuel costs	(141,192)	(72,537)
Other working capital accounts	2,388	(3,285)
Provisions for estimated losses	(10)	314
Other regulatory assets	(143,294)	43,619
Other regulatory liabilities	(14,444)	(2,036)
Storm restoration costs approved for securitization recognized as regulatory asset	153,383	—
Pension and other postretirement liabilities	(9,475)	(11,050)
Other assets and liabilities	2,536	(6,583)
Net cash flow provided by operating activities	171,727	119,535

INVESTING ACTIVITIES
Construction expenditures	(304,702)	(401,362)
Allowance for equity funds used during construction	5,759	5,115
Proceeds from sale of assets	—	67,920
Payment for purchase of assets	—	(36,534)
Litigation proceeds from settlement agreement	4,134	—
Changes in money pool receivable - net	(1,643)	4,601
Changes in securitization account	79	9,955
Increase in other investments	(30,000)	—
Net cash flow used in investing activities	(326,373)	(350,305)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	286,842	—
Retirement of long-term debt	(29,064)	(170,429)
Capital contribution from parent	—	85,000
Changes in money pool payable - net	(79,594)	63,437
Preferred stock dividends paid	(1,024)	(941)
Other	33	5,132
Net cash flow provided by (used in) financing activities	177,193	(17,801)

Net increase (decrease) in cash and cash equivalents	22,547	(248,571)
Cash and cash equivalents at beginning of period	28	248,596
Cash and cash equivalents at end of period	$22,575	$25

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$40,816	$44,760
Income taxes	$1,085	$9,710

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$8,224	$28
Temporary cash investments	14,351	—
Total cash and cash equivalents	22,575	28
Securitization recovery trust account	26,551	26,629
Accounts receivable:
Customer	122,672	83,797
Allowance for doubtful accounts	(2,591)	(5,814)
Associated companies	19,898	31,720
Other	18,714	13,404
Accrued unbilled revenues	83,535	62,241
Total accounts receivable	242,228	185,348
Deferred fuel costs	189,472	48,280
Fuel inventory - at average cost	25,824	42,712
Materials and supplies - at average cost	77,731	72,884
Prepayments and other	43,807	17,515
TOTAL	628,188	393,396

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	275	300
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	17,938	18,128
TOTAL	18,589	18,804

UTILITY PLANT
Electric	7,165,752	7,181,567
Construction work in progress	245,788	183,965
TOTAL UTILITY PLANT	7,411,540	7,365,532
Less - accumulated depreciation and amortization	2,090,728	2,049,750
UTILITY PLANT - NET	5,320,812	5,315,782

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $283,503 as of June 30, 2022 and $23,818 as of December 31, 2021)	564,627	421,333
Other	123,447	112,096
TOTAL	688,074	533,429

TOTAL ASSETS	$6,655,663	$6,261,411

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$70,373	$142,929
Other	209,234	164,981
Customer deposits	37,992	37,271
Taxes accrued	41,860	49,018
Interest accrued	20,925	19,002
Current portion of unprotected excess accumulated deferred income taxes	12,862	27,188
Other	16,845	16,120
TOTAL	410,091	456,509

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	724,033	692,496
Accumulated deferred investment tax credits	9,018	9,325
Regulatory liability for income taxes - net	135,550	144,145
Other regulatory liabilities	45,537	37,060
Asset retirement cost liabilities	8,758	8,520
Accumulated provisions	8,232	8,242
Long-term debt (includes securitization bonds of $312,129 as of June 30, 2022 and $53,979 as of December 31, 2021)	2,612,874	2,354,148
Other	71,512	67,760
TOTAL	3,615,514	3,321,696

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2022 and 2021	49,452	49,452
Paid-in capital	1,050,125	1,050,125
Retained earnings	1,491,731	1,344,879
Total common shareholder's equity	2,591,308	2,444,456
Preferred stock without sinking fund	38,750	38,750
TOTAL	2,630,058	2,483,206

TOTAL LIABILITIES AND EQUITY	$6,655,663	$6,261,411

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2020	$35,000	$49,452	$955,162	$1,117,964	$2,157,578

Net income	—	—	—	50,058	50,058
Preferred stock dividends	—	—	—	(470)	(470)
Balance at March 31, 2021	35,000	49,452	955,162	1,167,552	2,207,166

Net income	—	—	—	44,790	44,790
Capital contribution from parent	—	—	85,000	—	85,000
Preferred stock dividends	—	—	—	(471)	(471)
Balance at June 30, 2021	$35,000	$49,452	$1,040,162	$1,211,871	$2,336,485

Balance at December 31, 2021	$38,750	$49,452	$1,050,125	$1,344,879	$2,483,206

Net income	—	—	—	50,403	50,403
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2022	38,750	49,452	1,050,125	1,394,764	2,533,091

Net income	—	—	—	97,485	97,485
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2022	$38,750	$49,452	$1,050,125	$1,491,731	$2,630,058

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

Results of Operations

Net Income

Second Quarter 2022 Compared to Second Quarter 2021

System Energy experienced a net loss of $380.1 million in the second quarter 2022 primarily due to a regulatory charge of $551 million ($413 million net-of-tax) recorded in the second quarter 2022 to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. See Note 2 to the financial statements herein for discussion of the partial settlement agreement and offer of settlement.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

System Energy experienced a net loss of $348.7 million in the six months ended June 30, 2022 compared to net income of $54.2 million for the six months ended June 30, 2021 primarily due to a regulatory charge of $551 million ($413 million net-of-tax) recorded in the second quarter 2022 to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. Partially offsetting the decrease in earnings was an increase in revenues resulting from changes in rate base. See Note 2 to the financial statements herein for discussion of the partial settlement agreement and offer of settlement.

Income Taxes

The effective income tax rates were 25.2% for the second quarter 2022 and 25.3% for the six months ended June 30, 2022. The differences in the effective income tax rates for the second quarter 2022 and the six months ended June 30, 2022 versus the federal statutory rate of 21% were primarily due to state income taxes.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$89,201	$242,469

Net cash provided by (used in):
Operating activities	82,645	44,451
Investing activities	(94,001)	(86,677)
Financing activities	56,880	(81,021)
Net increase (decrease) in cash and cash equivalents	45,524	(123,247)

Cash and cash equivalents at end of period	$134,725	$119,222

Operating Activities

Net cash flow provided by operating activities increased $38.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to income tax payments of $39.1 million in 2021, timing of collections of receivables, and timing of payments to vendors, partially offset by an increase in spending of $33.5 million on nuclear refueling outages in 2022 as compared to the same period in 2021. System Energy had income tax payments in 2021 as a result of the amended Mississippi tax returns filed based on federal adjustments related to the resolution of the 2014-2015 IRS audit, as well as a portion of the payments made in accordance with an intercompany income tax allocation agreement. See Note 3 to the financial statements in the Form 10-K for discussion of the 2014-2015 IRS audit.

Investing Activities

Net cash flow used in investing activities increased $7.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to:

•an increase of $61.6 million in nuclear construction expenditures due to increased spending on various nuclear projects in 2022; and
•an increase of $60.6 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $60.3 million for the six months ended June 30, 2022 compared to increasing by $56.1 million for the six months ended June 30, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Financing Activities

System Energy’s financing activities provided $56.9 million of cash for the six months ended June 30, 2022 compared to using $81 million of cash for the six months ended June 30, 2021 primarily due to:

•the repayment in February 2021 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity; and
•a decrease of $26 million in common stock dividends and distributions. No common stock dividends or distributions were made in 2022 in order to maintain System Energy’s capital structure and in anticipation of the settlement with the MPSC.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the net loss in 2022.

	June 30, 2022	December 31, 2021
Debt to capital	51.8%	40.4%
Effect of subtracting cash	(4.6%)	(3.0%)
Net debt to net capital	47.2%	37.4%

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

System Energy’s receivables from the money pool were as follows:

June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
(In Thousands)
$15,411	$75,745	$60,111	$4,004

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2025. As of June 30, 2022, $93.8 million in loans were outstanding under the

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

Complaints Against System Energy

See Note 2 to the financial statements in the Form 10-K for information regarding pending complaints against System Energy. The following are updates to that discussion. See “System Energy Settlement with the MPSC” below for discussion of a partial settlement agreement and offer of settlement related to the pending proceedings before the FERC.

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $61 million, which includes interest through June 30, 2022, and the estimated resulting annual rate reduction would be approximately $50 million. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through June 30, 2022 is approximately $422 million, plus interest, which is approximately $139 million through June 30, 2022. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $19 million, which includes interest through June 30, 2022.

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

LPSC Additional Complaints

As discussed in the Form 10-K, in May 2020 the LPSC authorized its staff to file additional complaints at the FERC related to the rates charged by System Energy for Grand Gulf energy and capacity supplied to Entergy Louisiana under the Unit Power Sales Agreement.

Unit Power Sales Agreement Complaint

The first of the additional complaints was filed by the LPSC, the APSC, the MPSC, and the City Council in September 2020. The first complaint raises two sets of rate allegations: violations of the filed rate and a corresponding request for refunds for prior periods; and elements of the Unit Power Sales Agreement are unjust and unreasonable and a corresponding request for refunds for the 15-month refund period and changes to the Unit Power Sales Agreement prospectively. In May 2021 the FERC issued an order addressing the complaint, establishing a refund effective date of September 21, 2020, establishing hearing procedures, and holding those procedures in abeyance pending the FERC’s review of the initial decision in the Grand Gulf sale-leaseback renewal complaint discussed above. System Energy agreed that the hearing should be held in abeyance but sought rehearing of the FERC’s decision as related to matters set for hearing that were beyond the scope of the FERC’s jurisdiction or authority. The complainants sought rehearing of the FERC’s decision to hold the hearing in abeyance and filed a motion to proceed, which motion System Energy subsequently opposed. In June 2021, System Energy’s request for rehearing was denied by operation of law, and System Energy filed an appeal of the FERC’s orders in the Court of Appeals for the Fifth Circuit. The appeal was initially stayed for a period of 90 days, but the stay expired. In November 2021 the Fifth Circuit dismissed the appeal as premature.

In November 2021 the LPSC, the APSC, and the City Council filed direct testimony and requested the FERC to order refunds for prior periods and prospective amendments to the Unit Power Sales Agreement. The LPSC’s refund claims include, among other things, allegations that: (1) System Energy should not have included certain sale-leaseback transaction costs in prepayments; (2) System Energy should have credited rate base to reflect the time value of money associated with the advance collection of lease payments; (3) System Energy incorrectly included refueling outage costs that were recorded in account 174 in rate base; and (4) System Energy should have

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
excluded several accumulated deferred income tax balances in account 190 from rate base. The LPSC is also seeking a retroactive adjustment to retained earnings and capital structure in conjunction with the implementation of its proposed refunds. In addition, the LPSC seeks amendments to the Unit Power Sales Agreement going forward to address below-the-line costs, incentive compensation, the working capital allowance, litigation expenses, and the 2019 termination of the capital funds agreement. The APSC argues that: (1) System Energy should have included borrowings from the Entergy System money pool in its determination of short-term debt in its cost of capital; and (2) System Energy should credit customers with System Energy’s allocation of earnings on money pool investments. The City Council alleges that System Energy has maintained excess cash on hand in the money pool and that retention of excess cash was imprudent. Based on this allegation, the City Council’s witness recommends a refund of approximately $98.8 million for the period 2004-September 2021 or other alternative relief. The City Council further recommends that the FERC impose a hypothetical equity ratio such as 48.15% equity to capital on a prospective basis.

In January 2022, System Energy filed answering testimony arguing that the FERC should not order refunds for prior periods or any prospective amendments to the Unit Power Sales Agreement. In response to the LPSC’s refund claims, System Energy argues, among other things, that: (1) the inclusion of sale-leaseback transaction costs in prepayments was correct; (2) the filed rate doctrine bars the request for a retroactive credit to rate base for the time value of money associated with the advance collection of lease payments; (3) an accounting misclassification for deferred refueling outage costs has been corrected, caused no harm to customers, and requires no refunds; and (4) its accounting and ratemaking treatment of specified accumulated deferred income tax balances in account 190 has been correct. System Energy further responds that no retroactive adjustment to retained earnings or capital structure should be ordered because there is no general policy requiring such a remedy and there was no showing that the retained earnings element of the capital structure was incorrectly implemented. Further, System Energy presented evidence that all of the costs that are being challenged were long known to the retail regulators and were approved by them for inclusion in retail rates, and the attempt to retroactively challenge these costs, some of which have been included in rates for decades, is unjust and unreasonable. In response to the LPSC’s proposed going-forward adjustments, System Energy presents evidence to show that none of the proposed adjustments are needed. On the issue of below-the-line expenses, during discovery procedures, System Energy identified a historical allocation error in certain months and agreed to provide a bill credit to customers to correct the error. In response to the APSC’s claims, System Energy argues that the Unit Power Sales Agreement does not include System Energy’s borrowings from the Entergy System money pool or earnings on deposits to the Entergy System money pool in the determination of the cost of capital; and accordingly, no refunds are appropriate on those issues. In response to the City Council’s claims, System Energy argues that it has reasonably managed its cash and that the City Council’s theory of cash management is defective because it fails to adequately consider the relevant cash needs of System Energy and it makes faulty presumptions about the operation of the Entergy System money pool. System Energy further points out that the issue of its capital structure is already subject to pending FERC litigation.

In March 2022 the FERC trial staff filed direct and answering testimony in response to the LPSC, the APSC, and the City Council’s direct testimony. In its testimony, the FERC trial staff recommends refunds for two primary reasons: (1) it concluded that System Energy should have excluded specified accumulated deferred income tax balances in account 190 associated with rate refunds; and (2) it concluded that System Energy should have excluded specified accumulated deferred income tax balances in account 190 associated with a deemed contract satisfaction and reissuance that occurred in 2005. The FERC trial staff recommends refunds of $84.1 million, exclusive of any tax gross-up or FERC interest. In addition, the FERC trial staff recommends the following prospective modifications to the Unit Power Sales Agreement: (1) inclusion of a rate base credit to recognize the time value of money associated with the advance collection of lease payments; (2) exclusion of executive incentive compensation costs for members of the Office of the Chief Executive and long-term performance unit costs where awards are based solely or primarily on financial metrics; and (3) exclusion of unvested, accrued amounts for stock options, performance units, and restricted stock awards. With respect to issues that ultimately concern the reasonableness of System Energy’s rate of return, the FERC trial staff states that it is unnecessary to consider such issues in this proceeding, in light of the pending case concerning System Energy’s return on equity and capital

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
structure. On all other material issues raised by the LPSC, the APSC, and the City Council, the FERC trial staff recommends either no refunds or no modification to the Unit Power Sales Agreement.

In April 2022, System Energy filed cross-answering testimony in response to the FERC trial staff’s recommendations of refunds for the accumulated deferred income taxes issues and proposed tariff modifications to the Unit Power Sales Agreement for the executive incentive compensation issues. In June 2022 the FERC trial staff submitted revised answering testimony, in which it recommended additional refunds associated with the accumulated deferred income tax balances in account 190 associated with a deemed contract satisfaction and reissuance that occurred in 2005. Based on the testimony revisions, the FERC trial staff’s recommended refunds total $106.6 million, exclusive of any tax gross-up or FERC awarded interest. Also in June 2022, System Energy filed revised and supplemental cross-answering testimony to respond to the changes in the FERC trial staff’s testimony and oppose its revised recommendation.

In May 2022 the LPSC, the APSC, and the City Council filed rebuttal testimony. The LPSC’s testimony asserts new claims, including that: (1) certain of the sale-leaseback transaction costs may have been imprudently incurred; (2) accumulated deferred income taxes associated with sale-leaseback transaction costs should have been included in rate base; (3) accumulated deferred income taxes associated with federal investment tax credits should have been excluded from rate base; (4) monthly net operating loss accumulated deferred income taxes should have been excluded from rate base; and (5) several categories of proposed rate changes, including executive incentive compensation, air travel, industry dues, and legal costs, also warrant historical refunds. The LPSC’s rebuttal testimony argues that refunds for the alleged tariff violations and other claims must be calculated by rerunning the Unit Power Sales Agreement formula rate; however, it includes estimates of refunds associated with some, but not all, of its claims, totaling $286 million without interest. The City Council’s rebuttal testimony also proposes a new, alternate theory and claim for relief regarding System Energy’s participation in the Entergy System money pool, under which it calculates estimated refunds of approximately $51.7 million. The APSC’s rebuttal testimony agrees with the LPSC’s direct testimony that retained earnings should be adjusted in a comprehensive refund calculation. The testimony quantifies the estimated impacts of three issues: (1) a $1.5 million reduction in the revenue requirement under the Unit Power Sales Agreement if System Energy’s borrowings from the money pool are included in short-term debt; (2) a $1.9 million reduction in the revenue requirement if System Energy’s allocated share of money pool earnings are credited through the Unit Power Sales Agreement; and (3) a $1.9 million reduction in the revenue requirement for every $50 million of refunds ordered in a given year, without interest.

In June 2022 a new procedural schedule was adopted, providing for additional rounds of testimony, for the hearing to begin in September 2022, and for the initial decision to be issued in February 2023. In July 2022, System Energy filed responsive rebuttal testimony responding to the new claims in the LPSC’s and the City Council’s rebuttal testimony. Also in July 2022 the LPSC filed supplemental rebuttal testimony responding to System Energy’s revised cross-answering testimony.

System Energy Formula Rate Annual Protocols Formal Challenge Concerning 2020 Calendar Year Bills

System Energy’s Unit Power Sales Agreement includes formula rate protocols that provide for the disclosure of cost inputs, an opportunity for informal discovery procedures, and a challenge process. In February 2022, pursuant to the protocols procedures, the LPSC, the APSC, the MPSC, the City Council, and the Mississippi Public Utilities Staff filed with the FERC a formal challenge to System Energy’s implementation of the formula rate during calendar year 2020. The formal challenge alleges: (1) that it was imprudent for System Energy to accept the IRS’s partial acceptance of a previously uncertain tax position; (2) that System Energy should have delayed recording the result of the IRS’s partial acceptance of the previously uncertain tax position until after internal tax allocation payments were made; (3) that the equity ratio charged in rates was excessive; (4) that sale-leaseback rental payments should have been excluded from rates; and (5) that all issues in the ongoing Unit Power Sales Agreement Complaint proceeding should also be reflected in calendar year 2020 bills. While System Energy disagrees that any refunds are owed for the 2020 calendar year bills, the formal challenge estimates that the financial impact of the first through fourth allegations is approximately $53 million in refunds, excluding interest

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
which will be calculated after a FERC order is issued; it does not provide an estimate of the financial impact of the fifth allegation.

In March 2022, System Energy filed an answer to the formal challenge in which it requested that the FERC deny the formal challenge as a matter of law, or else hold the proceeding in abeyance pending the resolution of related dockets.

System Energy Settlement with the MPSC

In June 2022, System Energy, Entergy Mississippi, and additional named Entergy parties involved in thirteen docketed proceedings before the FERC filed with the FERC a partial settlement agreement and offer of settlement. The settlement memorializes the Entergy parties’ agreement with the MPSC to globally resolve all actual and potential claims between the Entergy parties and the MPSC associated with those FERC proceedings and with System Energy’s past implementation of the Unit Power Sales Agreement. The Unit Power Sales Agreement is a FERC-jurisdictional formula rate tariff for sales of energy and capacity from System Energy’s owned and leased share of Grand Gulf to Entergy Mississippi, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. Entergy Mississippi purchases the greatest single amount, nearly 40% of System Energy’s share of Grand Gulf, after its additional purchases from affiliates are considered. The settlement therefore limits System Energy’s overall refund exposure associated with the identified proceedings because they will be resolved completely as between the Entergy parties and the MPSC.

The FERC proceedings that are resolved as between the Entergy parties and the MPSC include the Return on Equity and Capital Structure Complaints, the Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue, the Unit Power Sales Agreement Complaint, and the Grand Gulf Prudence Complaint, all of which are discussed in Note 2 to the financial statements in the Form 10-K, and updated above. They also include the proceedings concerning System Energy’s return of excess accumulated deferred income taxes after the Tax Cuts and Jobs Act and the proceedings established to address System Energy’s October 2020 and December 2020 Federal Power Act section 205 filings to provide credits to customers related to the IRS’s decision as to the uncertain decommissioning tax position, also as all discussed in Note 2 to the financial statements in the Form 10-K. The settlement also resolves the MPSC’s involvement in the formal challenge filed by the retail regulators of System Energy’s customers in connection with the implementation of the Unit Power Sales Agreement annual formula rate protocols for the 2020 test year, which is discussed above.

The settlement provides for a black-box refund of $235 million from System Energy to Entergy Mississippi, which will be paid within 120 days of the settlement’s effective date (either the date of the FERC approval of the settlement without material modification, or the date that all settling parties agree to accept modifications or otherwise modify the settlement in response to a proposed material modification by the FERC). In addition, beginning with the July 2022 service month, the settlement provides for Entergy Mississippi’s bills from System Energy to be adjusted to reflect: an authorized rate of return on equity of 9.65%, a capital structure not to exceed 52% equity, a rate base reduction for the advance collection of sale-leaseback rental costs, and the exclusion of certain long-term incentive plan performance unit costs from rates.

The settlement is expressly contingent upon the approval of the FERC and the MPSC. It was approved by the MPSC in June 2022. The remaining retail regulators of Entergy’s utility operating company purchasers under the Unit Power Sales Agreement (the APSC, the LPSC, and the City Council) may elect to join the settlement. If all of them elect to do so under the terms of the settlement, then the total black-box refund payment by System Energy would be $588.25 million, and the prospective rate adjustments would apply to all purchasers under the Unit Power Sales Agreement.

If the FERC approves the settlement in accordance with its terms, then it will become binding upon the Entergy parties and the MPSC even if no additional retail regulators elect to join the settlement. The settlement will have no effect on the rights of non-settling parties to the identified FERC proceedings.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

System Energy previously recorded a provision and associated liability of $37 million for elements of the applicable litigation. In June 2022, System Energy recorded a regulatory charge of $551 million ($413 million net-of-tax), increasing the regulatory liability to $588 million, which consists of $235 million for the settlement with the MPSC and $353 million for potential future refunds to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. In August 2022 comments on the settlement were filed by the APSC, the LPSC, the City Council, the FERC trial staff, and a group that refers to itself as the Louisiana Stakeholders, which are three entities that intervened in the Grand Gulf Prudence Complaint proceeding but not any other proceedings that are part of the settlement. The APSC, the LPSC, and the City Council do not intend to join the settlement, but they do not oppose its approval as between the MPSC and the Entergy parties. The FERC trial staff concludes that the settlement is fair, reasonable, and in the public interest. The Louisiana Stakeholders oppose the settlement, alleging it does not resolve the issues raised in the Grand Gulf Prudence Complaint proceeding. Reply comments will be filed later in August 2022.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies. See “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the discussion of qualified pension and other postretirement benefits.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$163,872	$161,313	$305,248	$279,059

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	11,610	14,073	19,533	30,932
Nuclear refueling outage expenses	5,320	6,792	11,247	13,510
Other operation and maintenance	54,685	58,047	98,589	100,007
Decommissioning	10,016	9,625	19,933	19,154
Taxes other than income taxes	7,150	6,968	15,001	13,793
Depreciation and amortization	37,777	25,768	67,700	53,962
Other regulatory charges (credits) - net	527,515	(17,550)	518,991	(6,000)
TOTAL	654,073	103,723	750,994	225,358

OPERATING INCOME (LOSS)	(490,201)	57,590	(445,746)	53,701

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	2,581	1,355	4,628	2,466
Interest and investment income	(8,959)	(2,410)	(3,727)	25,032
Miscellaneous - net	(2,741)	(7,886)	(4,380)	(9,910)
TOTAL	(9,119)	(8,941)	(3,479)	17,588

INTEREST EXPENSE
Interest expense	9,112	9,579	18,593	19,114
Allowance for borrowed funds used during construction	(409)	(229)	(736)	(417)
TOTAL	8,703	9,350	17,857	18,697

INCOME (LOSS) BEFORE INCOME TAXES	(508,023)	39,299	(467,082)	52,592

Income taxes	(127,875)	8,969	(118,366)	(1,602)

NET INCOME (LOSS)	($380,148)	$30,330	($348,716)	$54,194

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	($348,716)	$54,194
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	104,296	101,640
Deferred income taxes, investment tax credits, and non-current taxes accrued	(124,202)	(3,052)
Changes in assets and liabilities:
Receivables	(14,753)	(15,877)
Accounts payable	(27,368)	(3,449)
Taxes accrued	(2,664)	(27,698)
Interest accrued	(247)	(1,102)
Other working capital accounts	(41,234)	442
Other regulatory assets	(22,768)	60,949
Other regulatory liabilities	338,280	49,033
Pension and other postretirement liabilities	(7,494)	(12,243)
Other assets and liabilities	229,515	(158,386)
Net cash flow provided by operating activities	82,645	44,451

INVESTING ACTIVITIES
Construction expenditures	(100,953)	(38,268)
Allowance for equity funds used during construction	4,628	2,466
Nuclear fuel purchases	(77,704)	(11,039)
Proceeds from the sale of nuclear fuel	18,845	12,754
Proceeds from nuclear decommissioning trust fund sales	177,584	418,042
Investment in nuclear decommissioning trust funds	(176,735)	(414,525)
Changes in money pool receivable - net	60,334	(56,107)
Net cash flow used in investing activities	(94,001)	(86,677)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	556,696	453,981
Retirement of long-term debt	(499,816)	(509,002)
Common stock dividends and distributions paid	—	(26,000)
Net cash flow provided by (used in) financing activities	56,880	(81,021)

Net increase (decrease) in cash and cash equivalents	45,524	(123,247)
Cash and cash equivalents at beginning of period	89,201	242,469
Cash and cash equivalents at end of period	$134,725	$119,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$19,454	$29,231
Income taxes	$—	$39,085

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$77	$87
Temporary cash investments	134,648	89,114
Total cash and cash equivalents	134,725	89,201
Accounts receivable:
Associated companies	75,557	118,977
Other	4,842	7,003
Total accounts receivable	80,399	125,980
Materials and supplies - at average cost	127,154	127,093
Deferred nuclear refueling outage costs	47,789	10,123
Prepayments and other	5,376	1,870
TOTAL	395,443	354,267

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,138,811	1,385,254
TOTAL	1,138,811	1,385,254

UTILITY PLANT
Electric	5,442,584	5,362,494
Construction work in progress	79,596	97,968
Nuclear fuel	193,253	171,438
TOTAL UTILITY PLANT	5,715,433	5,631,900
Less - accumulated depreciation and amortization	3,423,021	3,396,136
UTILITY PLANT - NET	2,292,412	2,235,764

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	418,314	395,546
Other	1,781	1,793
TOTAL	420,095	397,339

TOTAL ASSETS	$4,246,761	$4,372,624

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$250,030	$50,329
Accounts payable:
Associated companies	13,797	23,682
Other	50,948	62,573
Taxes accrued	30,254	32,918
Interest accrued	11,467	11,714
Other	4,100	4,101
TOTAL	360,596	185,317

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	260,035	382,931
Accumulated deferred investment tax credits	42,364	43,003
Regulatory liability for income taxes - net	109,309	113,165
Other regulatory liabilities	1,087,080	744,944
Decommissioning	1,027,536	1,007,603
Pension and other postretirement liabilities	68,610	76,104
Long-term debt	548,585	690,967
Other	2	37,230
TOTAL	3,143,521	3,095,947

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2022 and 2021	951,850	951,850
Retained earnings (accumulated deficit)	(209,206)	139,510
TOTAL	742,644	1,091,360

TOTAL LIABILITIES AND EQUITY	$4,246,761	$4,372,624

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2020	$951,850	$128,696	$1,080,546

Net income	—	23,864	23,864
Common stock dividends and distributions	—	(21,000)	(21,000)
Balance at March 31, 2021	951,850	131,560	1,083,410

Net income	—	30,330	30,330
Common stock dividends and distributions	—	(5,000)	(5,000)
Balance at June 30, 2021	$951,850	$156,890	$1,108,740

Balance at December 31, 2021	$951,850	$139,510	$1,091,360

Net income	—	31,432	31,432
Balance at March 31, 2022	951,850	170,942	1,122,792

Net loss	—	(380,148)	(380,148)
Balance at June 30, 2022	$951,850	($209,206)	$742,644

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

Entergy’s and the Utility operating companies’ ability to complete capital projects, including the construction of power generation facilities, or make other capital improvements, in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, project management expertise, escalating costs for materials, labor, and environmental compliance, reliance on suppliers for timely and satisfactory performance, and pandemic-related delays and cost increases. Delays in obtaining permits, shortages in materials and qualified labor, levels of public support or opposition, suppliers and contractors not performing as expected or required under their contracts and/or experiencing financial problems that inhibit their ability to fulfill their obligations under contracts, changes in the scope and timing of projects, poor quality initial cost estimates from contractors, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel costs, or materials costs, downward changes in the economy, changes in law or regulation, including environmental compliance requirements, trade and tariff issues associated with imported solar panels, supply chain delays or disruptions, and other events beyond the control of the Utility operating companies may occur that may materially affect the schedule, cost, and performance of these projects. If these projects or other capital improvements are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments, or face increased risk of potential write-off of the investment in the project. In addition, the Utility operating companies could be exposed to higher costs and market volatility, which could affect cash flow and cost recovery, should their respective regulators decline to approve the construction of the project or new generation needed to meet the reliability needs of customers at the lowest reasonable cost.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

4/01/2022-4/30/2022	—	$—	—	$350,052,918
5/01/2022-5/31/2022	—	$—	—	$350,052,918
6/01/2022-6/30/2022	—	$—	—	$350,052,918
Total	—	$—	—

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

Cross-State Air Pollution

As discussed in the Form 10-K, the Cross-State Air Pollution Rule (CSAPR) has been remanded to and modified by the EPA on multiple occasions. In April 2022 the EPA published a rule to address interstate transport for the 2015 ozone NAAQS and which will increase the stringency of the CSAPR program in all four of the states where the Utility operating companies operate. If finalized as proposed, the rule will significantly reduce emission allowances and would likely require the installation of post-combustion nitrogen oxides (NOx) emissions controls on any coal or large legacy gas units that will operate beyond 2026 and are not currently equipped with such controls. Fifteen Entergy-owned units, totaling approximately 9,370 MW of total unit capacity, are identified by the EPA for selective catalytic reduction retrofits. If all of these units were retrofitted as proposed, the EPA estimates that the capital cost is expected to be approximately $1.6 billion. Additionally the EPA is proposing controls on certain non-electric generating NOx sources. Since releasing the proposed rule, the price for Group 3 allowances has increased significantly, reaching $40,000 per allowance in late June 2022. Comments on the proposed rule were due in June 2022. MISO, other impacted regional transmission organizations, and various state public service commissions all filed comments expressing reliability concerns if the rule is finalized as proposed. Entergy filed individual comments which assert, in addition to other issues, that the EPA’s proposal represents over-control of the Entergy units in Arkansas and Mississippi; the EPA should consider an alternative approach or provide flexibility for units with a limited remaining useful life; the EPA should consult with regional transmission organizations to determine the reliability impacts of the proposed rule; and the EPA should consider and incorporate current economic trends, including inflation, into any benefit-costs analysis supporting the rule.

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

In April 2022 the EPA announced that states have until August 15, 2022 to submit their SIPs in order to avoid a Finding of Failure to Submit which the EPA intends to issue by August 31, 2022.

Greenhouse Gas Emissions

As discussed in the Form 10-K, in July 2019 the EPA released the Affordable Clean Energy Rule (ACE), which applies only to existing coal-fired electric generating units. The ACE determines that heat rate improvements are the best system of emission reductions and lists six candidate technologies for consideration by states at each coal unit. The rule and associated rulemakings by the EPA replace the Obama administration’s Clean Power Plan, which established national emissions performance rates for existing fossil-fuel fired steam electric generating units and combustion turbines. The ACE rule provides states discretion in determining how the best system for emission reductions applies to individual units, including through the consideration of technical feasibility and the remaining useful life of the facility. In January 2021 the U.S. Court of Appeals for the D.C. Circuit vacated ACE. The court held that ACE relied on an incorrect interpretation of the Clean Air Act that the statute expressly forecloses emission reduction approaches, such as emissions trading and generating shifting, that cannot be applied at and to the individual source. The court remanded ACE to the EPA for further consideration and also vacated the repeal of the Clean Power Plan. In March 2021 the D.C. Circuit issued a partial mandate vacating the ACE rule, but withheld the mandate vacating the repeal of the Clean Power Plan pending the EPA’s new rulemaking to regulate greenhouse gas emissions. Thus, there currently is no regulation in place with respect to greenhouse gas emissions from existing electric generating units and states are not expected to take further action to develop and submit plans at this time. In October 2021 the United States Supreme Court agreed to hear a challenge to the already vacated ACE rule. In June 2022 the United States Supreme Court held that the EPA could not use generation shifting as the best system of emission reduction under Section 111(d) of the Clean Air Act. The EPA does still have the authority to regulate greenhouse gas emissions, but those emissions reductions must be technology based. Despite the decision, the EPA appears to be moving forward with a new proposal, which is expected in 2023, to regulate greenhouse gas emissions from new and existing electric generating units.

Federal Jurisdiction of Waters of the United States

In June 2020 the EPA’s revised definition of waters of the United States in the Navigable Waters Protection Rule (NWPR) became effective, narrowing the scope of Clean Water Act jurisdiction, as compared to a 2015 definition which had been stayed by several federal courts. In August 2021 a federal district court vacated and remanded the NWPR for further consideration. The EPA and the U.S. Army Corps of Engineers (Corps) subsequently issued a statement that the agencies would revert to pre-2015 regulations pending a new rulemaking. In December 2021, the EPA and the Corps proposed a revised definition of waters of the United States by repealing the NWPR and codifying a definition that reflects the pre-2015 regulatory regime as interpreted by several United States Supreme Court decisions. Comments on the proposed rule were due in February 2022. In January 2022, despite pending rulemaking, the United States Supreme Court agreed to hear a case regarding the proper test under previous Supreme Court decisions for determining jurisdiction of waters of the United States. The EPA intends to complete the rulemaking in two phases: finalize the proposed rulemaking in August 2022 and then subsequent rulemaking in 2023 that refines the rule as necessary based on the United States Supreme Court’s decision.

Retail Rate Regulation

The following replaces the information provided in footnote (b) to the table providing rate base and other information in the “Retail Rate Regulation” section of Part I, Item 1 of the Form 10-K relating to the Entergy Louisiana (electric) rate base amount of $13.6 billion: (b) Based on December 31, 2020 test year and includes approximately $800 million for the Lake Charles Power Station and excludes $300 million for the Washington Parish Energy Center, included in the capacity rider, $100 million of transmission plant investment, included in the transmission rider, and $300 million of distribution investment, included in the distribution rider.

Item 6.  Exhibits

4(a) -
Term Loan Credit Agreement, dated as of May 6, 2022, among System Energy Resources, Inc., as Borrower, the Lenders party thereto, and Royal Bank of Canada, as Administrative Agent (4(a) to Form 8-K filed May 6, 2022 in 1-09067).

4(b) -
Officer’s Certificate No. 3-B-3 for System Energy Resources, Inc. relating to First Mortgage Bonds, 2022 Credit Agreement Collateral Series due November 6, 2023 (4(b) to Form 8-K filed May 6, 2022 in 1-09067).

*4(c) -
First Extension and Amendment Agreement, dated as of June 3, 2022, amending the Third Amended and Restated Credit Agreement, dated as of June 3, 2021, among Entergy Corporation, as Borrower, the Lenders and LC Issuing Banks parties thereto and Citibank, N.A., as Administrative Agent, as set forth in Exhibit A to the First Extension and Amendment Agreement.

*4(d) -
First Extension and Amendment Agreement, dated as of June 3, 2022, amending the Third Amended and Restated Credit Agreement, dated as of June 3, 2021, among Entergy Arkansas, LLC, as Borrower, the Lenders and LC Issuing Banks parties thereto and Citibank, N.A., as Administrative Agent, as set forth in Exhibit A to the First Extension and Amendment Agreement.

*4(e) -
First Extension and Amendment Agreement, dated as of June 3, 2022, amending the Third Amended and Restated Credit Agreement, dated as of June 3, 2021, among Entergy Louisiana, LLC, as Borrower, the Lenders and LC Issuing Banks parties thereto and Citibank, N.A., as Administrative Agent, as set forth in Exhibit A to the First Extension and Amendment Agreement.

*4(f) -
First Extension and Amendment Agreement, dated as of June 3, 2022, amending the Third Amended and Restated Credit Agreement, dated as of June 3, 2021, among Entergy Texas, Inc., as Borrower, the Lenders and LC Issuing Banks parties thereto and Citibank, N.A., as Administrative Agent, as set forth in Exhibit A to the First Extension and Amendment Agreement.

4(g) -
Term Loan Credit Agreement, dated as of June 29, 2022, among Entergy Mississippi, LLC, as Borrower, the Lenders party thereto, and The Bank of Nova Scotia, as Administrative Agent (Exhibit 4.1 to Form 8-K filed July 5, 2022 in 1-31508).

10(a) -
Fortieth Assignment of Availability Agreement, Consent and Agreement, dated as of May 6, 2022, among System Energy Resources, Inc., Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, The Bank of New York Mellon, as Mortgage Trustee, and Royal Bank of Canada, as Administrative Agent (4(c) to Form 8-K filed May 6, 2022 in 1-09067).

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

Date:    August 4, 2022