Form 10-Q
period 2022-09-30
ENTERGY CORP /DE/; ENTERGY MISSISSIPPI, LLC; ENTERGY TEXAS, INC.; SYSTEM ENERGY RESOURCES, INC; ENTERGY LOUISIANA, LLC; ENTERGY ARKANSAS, LLC; ENTERGY NEW ORLEANS, LLC
filed 2022-11-03
CIK 65984, 66901, 1427437, 202584, 1348952, 7323, 71508

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at October 31, 2022
Entergy Corporation	($0.01 par value)	203,483,660

Entergy Corporation, Entergy Arkansas, LLC, Entergy Louisiana, LLC, Entergy Mississippi, LLC, Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2021 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
•changes to federal income tax laws and regulations, including the Inflation Reduction Act of 2022, and the continued impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act of 2020, and any related intended or unintended consequences on financial results and future cash flows;
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
•changes in accounting standards and corporate governance best practices;
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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Results of Operations

Third Quarter 2022 Compared to Third Quarter 2021

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the third quarter 2022 to the third quarter 2021 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2021 Net Income (Loss) Attributable to Entergy Corporation	$570,366	$25,517	($64,880)	$531,003

Operating revenues	965,376	(100,266)	(27)	865,083
Fuel, fuel-related expenses, and gas purchased for resale	623,649	5,380	(3)	629,026
Purchased power	101,408	2,323	3	103,734
Other regulatory charges (credits) - net	(111,607)	—	—	(111,607)
Other operation and maintenance	132,029	(40,994)	1,515	92,550
Asset write-offs, impairments, and related charges (credits)	—	(4)	—	(4)
Taxes other than income taxes	8,938	(1,257)	28	7,709
Depreciation and amortization	39,246	(7,298)	(405)	31,543
Other income (deductions)	(35,648)	(2,819)	(24,279)	(62,746)
Interest expense	14,589	(1,042)	4,413	17,960
Other expenses	10,097	(24,800)	—	(14,703)
Income taxes	18,616	9,416	(2,202)	25,830
Preferred dividend requirements of subsidiaries and noncontrolling interest	(9,239)	—	(48)	(9,287)
2022 Net Income (Loss) Attributable to Entergy Corporation	$672,368	($19,292)	($92,487)	$560,589

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the third quarter 2022 to the third quarter 2021:

Amount
(In Millions)
2021 operating revenues	$3,191
Fuel, rider, and other revenues that do not significantly affect net income	811
Retail electric price	100
Volume/weather	92
Retail one-time bill credit	(37)
2022 operating revenues	$4,157

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
•increases in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2021 and September 2022;
•increases in Entergy Mississippi’s formula rate plan rates effective April 2022 and August 2022;
•increases in Entergy New Orleans’s formula rate plan rates effective November 2021 and September 2022; and
•an increase in the distribution cost recovery factor rider effective January 2022 and an increase in the transmission cost recovery factor rider effective March 2022, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to an increase of 2,260 GWh, or 7%, in electricity usage across all customer classes, including the effect of more favorable weather on residential and commercial sales and the effects of Hurricane Ida in third quarter 2021. The increase in industrial usage was due to an increase in demand from expansion projects, primarily in the chemicals industry, an increase in demand from small industrial customers, and an increase in demand from cogeneration customers. The increase in weather-adjusted commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in third quarter 2021.

The retail one-time bill credit represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Mississippi’s retail customers, effective during the September 2022 billing cycle, as a result of the System Energy partial settlement agreement with the MPSC. There is no effect on net income as the reduction in operating revenues was offset by regulatory credits recorded in third quarter 2022. See Note 2 to the financial statements herein for further discussion of the partial settlement agreement and the MPSC directive related to the disbursement of settlement proceeds.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Total electric energy sales for Utility for the three months ended September 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	11,272	10,545	7
Commercial	8,223	7,649	8
Industrial	13,926	13,021	7
Governmental	702	648	8
Total retail	34,123	31,863	7
Sales for resale	4,809	4,350	11
Total	38,932	36,213	8

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $162 million for the third quarter 2021 to $62 million for the third quarter 2022 primarily due to the shutdown of Palisades in May 2022.

Following are key performance measures for Entergy Wholesale Commodities for the third quarters 2022 and 2021:

	2022	2021
Owned capacity (MW) (a)	394	1,205
GWh billed	577	2,166

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	—%	97%
GWh billed	—	1,702
Average energy price ($/MWh)	$—	$69.35
Average capacity price ($/kW-month)	$—	$0.15

(a)The reduction in owned capacity is due to the shutdown of the 811 MW Palisades plant in May 2022. With the sale of Palisades in June 2022, Entergy completed its multi-year strategy to exit the merchant nuclear power business.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $644 million for the third quarter 2021 to $776 million for the third quarter 2022 primarily due to:

•an increase of $36 million in power delivery expenses primarily due to higher vegetation maintenance costs, higher reliability costs, and higher safety and training costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
•an increase of $30 million in nuclear generation expenses primarily due to a higher scope of work performed and higher outage costs in 2022 as compared to prior year and higher nuclear labor costs;
•an increase of $20 million in compensation and benefits costs primarily due to the timing of incentive-based compensation accruals as compared to prior year;
•a gain of $15 million, recorded in the third quarter 2021, on the sale of a pipeline; and
•an increase of $13 million in bad debt expense, including the deferral in 2021 of bad debt expense resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for discussion of regulatory activity associated with the COVID-19 pandemic.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes:

•a regulatory credit of $37 million, recorded in the third quarter 2022 at Entergy Mississippi, to reflect a one-time bill credit to customers as a result of the partial settlement agreement and offer of settlement with System Energy. This regulatory credit offsets a reduction in gross revenue from the bill credits provided to customers in the September bill cycle. See Note 2 to the financial statements herein for further discussion of the partial settlement agreement and the MPSC directive related to the disbursement of settlement proceeds; and
•regulatory credits of $23 million, recorded in the third quarter 2022 at Entergy Mississippi, to reflect the effects of the joint stipulation reached in the 2022 formula rate plan filing proceeding. See Note 2 to the financial statements herein for discussion of the 2022 formula rate plan filing.

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of the decommissioning trust funds in 2021. The decrease was partially offset by an increase of $24 million in intercompany dividend income. The increase in intercompany dividend income results from the Entergy Louisiana storm trust’s investment of securitization proceeds in affiliated preferred membership interests, partially offset by the liquidation of Entergy Louisiana’s investment in affiliated preferred membership interests acquired in connection with previous securitizations of storm restoration costs. The intercompany dividend income on the affiliate preferred membership interests is eliminated for consolidation purposes and has no effect on net income since the investment is in another Entergy subsidiary. See Note 2 to the financial statements herein for discussion of the securitization.

Interest expense increased primarily due to:

•the issuance by Entergy Arkansas of $200 million of 4.20% Series mortgage bonds in March 2022;
•the issuance by Entergy Louisiana of $1 billion of 0.95% Series mortgage bonds in October 2021;
•the issuance by Entergy Louisiana of $500 million of 4.75% Series mortgage bonds in August 2022;
•the issuance by Entergy Mississippi of $200 million of 2.55% Series mortgage bonds in November 2021;
•the $150 million unsecured term loan proceeds received by Entergy Mississippi in June 2022;
•borrowings of $100 million in 2022 on Entergy Mississippi’s credit facility;
•the issuances by Entergy New Orleans of $90 million of 4.19% Series mortgage bonds and $70 million of 4.51% Series mortgage bonds, each in November 2021; and
•the issuance by Entergy Texas of $325 million of 5.00% Series mortgage bonds in August 2022.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $51 million for the third quarter 2021 to $10 million for the third quarter 2022 primarily due to a decrease of $39 million resulting from the absence of expenses from Palisades, after it was shut down in May 2022, and a decrease of $3 million in severance and retention expenses. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses.

Depreciation and amortization expenses decreased primarily due to the absence of depreciation expense from Palisades, after it was shut down in May 2022.

Other expenses decreased primarily due to the absence of decommissioning expense and nuclear refueling outage expense from Palisades, after it was shut down in May 2022 and sold in June 2022. See Note 14 to the financial statements herein for discussion of the sale of Palisades.

Parent and Other

Other income decreased primarily due to the elimination for consolidation purposes of intercompany dividend income, as discussed above.

Income Taxes

The effective income tax rate was 24.9% for the third quarter 2022. The difference in the effective income tax rate for the third quarter 2022 versus the federal statutory rate of 21% was primarily due to state income taxes and a provision recorded for uncertain tax positions, partially offset by the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2021 Net Income (Loss) Attributable to Entergy Corporation	$1,252,835	($212,101)	($181,140)	$859,594

Operating revenues	1,729,800	(258,430)	(73)	1,471,297
Fuel, fuel-related expenses, and gas purchased for resale	803,142	17,533	3	820,678
Purchased power	305,790	6,093	(3)	311,880
Other regulatory charges (credits) - net	643,891	—	—	643,891
Other operation and maintenance	192,684	(139,562)	8,054	61,176
Asset write-offs, impairments, and related charges (credits)	—	(508,690)	—	(508,690)
Taxes other than income taxes	48,849	(1,427)	66	47,488
Depreciation and amortization	103,258	(22,689)	(1,359)	79,210
Other income (deductions)	(87,226)	(109,424)	(36,762)	(233,412)
Interest expense	40,651	(6,357)	18,803	53,097
Other expenses	11,199	(93,355)	—	(82,156)
Income taxes	(408,823)	93,639	342	(314,842)
Preferred dividend requirements of subsidiaries and noncontrolling interest	(10,801)	—	(144)	(10,945)
2022 Net Income (Loss) Attributable to Entergy Corporation	$1,165,569	$74,860	($243,737)	$996,692

(a)Parent & Other includes eliminations, which are primarily intersegment activity.

Results of operations for the nine months ended September 30, 2022 include: 1) a regulatory charge of $551 million ($413 million net-of-tax), recorded at Utility, as a result of System Energy’s partial settlement agreement and offer of settlement related to pending proceedings before the FERC; 2) a $283 million reduction in income tax expense as a result of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization financing, which also resulted in a $224 million ($165 million net-of-tax) regulatory charge, recorded at Utility, to reflect Entergy Louisiana’s obligation to provide credits to its customers in recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding; and 3) a gain of $166 million ($130 million net-of-tax) as a result of the sale of the Palisades plant in June 2022. See Note 2 to the financial statements herein for further discussion of the System Energy partial settlement agreement and offer of settlement. See Notes 2 and 10 to the financial statements herein for further discussion of the securitization. See Note 14 to the financial statements herein for discussion of the sale of the Palisades plant.

Results of operations for the nine months ended September 30, 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Indian Point Energy Center.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Operating Revenues

Utility

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021:

Amount
(In Millions)
2021 operating revenues	$8,461
Fuel, rider, and other revenues that do not significantly affect net income	1,220
Retail electric price	249
Volume/weather	218
Storm restoration carrying costs	59
Return of unprotected excess accumulated deferred income taxes to customers	21
Retail one-time bill credit	(37)
2022 operating revenues	$10,191

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
•increases in Entergy Louisiana’s formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2021 and September 2022;
•increases in Entergy Mississippi’s formula rate plan rates effective April 2021, July 2021, April 2022, and August 2022;
•an increase in Entergy New Orleans’s formula rate plan rates effective November 2021; and
•increases in the transmission cost recovery factor rider effective March 2021 and March 2022, an increase in the distribution cost recovery factor rider effective January 2022, and the implementation of the generation cost recovery rider, which includes the first-year revenue requirement for the Montgomery County Power Station, effective in late January 2021, each at Entergy Texas.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the regulatory proceedings discussed above.

The volume/weather variance is primarily due to an increase of 5,317 GWh, or 6%, in electricity usage across all customer classes, including the effect of more favorable weather on residential and commercial sales. The increase in industrial usage was due to an increase in demand from expansion projects, primarily in the chemicals, transportation, and petroleum refining industries, an increase in demand from cogeneration customers, an increase in demand from existing customers, primarily in the chemicals, pulp and paper, and transportation industries as a result of prior year temporary plant shutdowns, partially offset by decreased demand in the petroleum refining industry as a result of a permanent plant shutdown due to Hurricane Ida, and an increase in demand from small industrial customers. The increase in weather-adjusted commercial usage was primarily due to an increase in customers and the effect of the COVID-19 pandemic on businesses in 2021. The increased usage from these

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
industrial and commercial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

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

The return of unprotected excess accumulated deferred income taxes to customers resulted from activity at the Utility operating companies in response to the enactment of the Tax Cuts and Jobs Act. The return of unprotected excess accumulated deferred income taxes began in second quarter 2018. In the nine months ended September 30, 2022, $50 million was returned to customers through reductions in operating revenues as compared to $71 million in the nine months ended September 30, 2021. There is no effect on net income as the reductions in operating revenues were offset by reductions in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

The retail one-time bill credit represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to Entergy Mississippi’s retail customers, effective during the September 2022 billing cycle, as a result of the System Energy partial settlement agreement with the MPSC. There is no effect on net income as the reduction in operating revenues was offset by regulatory credits recorded in third quarter 2022. See Note 2 to the financial statements herein for discussion of the partial settlement agreement and the MPSC directive related to the disbursement of settlement proceeds.

Total electric energy sales for Utility for the nine months ended September 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	29,218	27,695	5
Commercial	21,697	20,490	6
Industrial	39,903	37,399	7
Governmental	1,928	1,845	4
Total retail	92,746	87,429	6
Sales for resale	12,371	13,365	(7)
Total	105,117	100,794	4

See Note 13 to the financial statements herein for additional discussion of operating revenues.

Entergy Wholesale Commodities

Operating revenues for Entergy Wholesale Commodities decreased from $559 million for the nine months ended September 30, 2021 to $301 million for the nine months ended September 30, 2022 primarily due to the shutdown of Indian Point 3 in April 2021 and Palisades in May 2022.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for the nine months ended September 30, 2022 and 2021:

	2022	2021
Owned capacity (MW) (a)	394	1,205
GWh billed	4,172	9,265

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	93%	97%
GWh billed	2,741	8,046
Average energy price ($/MWh)	$48.99	$54.65
Average capacity price ($/kW-month)	$0.15	$0.26

(a)The reduction in owned capacity is due to the shutdown of the 811 MW Palisades plant in May 2022. With the sale of Palisades in June 2022, Entergy completed its multi-year strategy to exit the merchant nuclear power business.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,937 million for the nine months ended September 30, 2021 to $2,130 million for the nine months ended September 30, 2022 primarily due to:

•an increase of $54 million in power delivery expenses primarily due to higher vegetation maintenance costs, higher reliability costs, and higher safety and training costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $37 million in nuclear generation expenses primarily due to a higher scope of work performed and higher nuclear labor costs in 2022, partially offset by spending in 2021 on sanitation and social distancing protocols as a result of the COVID-19 pandemic;
•an increase of $21 million in compensation and benefits costs primarily due to the timing of incentive-based compensation accruals as compared to prior year;
•an increase of $16 million in customer service center support costs primarily due to higher contract costs;
•a gain of $15 million, recorded in the third quarter 2021, on the sale of a pipeline;
•an increase of $14 million in bad debt expense, including the deferral in 2021 of bad debt expense resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for discussion of regulatory activity associated with the COVID-19 pandemic; and
•an increase of $11 million in energy efficiency expenses due to the timing of recovery from customers.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments, increases in franchise taxes, and increases in employment taxes.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
issued in the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements herein for discussion of the storm cost securitization;
•a regulatory credit of $37 million, recorded in the third quarter 2022 at Entergy Mississippi, to reflect a one-time bill credit to customers as a result of the partial settlement agreement and offer of settlement with System Energy. This regulatory credit offsets a reduction in gross revenue from the bill credits provided to customers in the September bill cycle. See Note 2 to the financial statements herein for further discussion of the partial settlement agreement and the MPSC directive related to the disbursement of settlement proceeds;
•regulatory credits of $20 million, recorded in the second quarter 2021 at Entergy Mississippi, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2021 formula rate plan filing;
•regulatory credits of $23 million, recorded in the third quarter 2022 at Entergy Mississippi, to reflect the effects of the joint stipulation reached in the 2022 formula rate plan filing proceeding. See Note 2 to the financial statements herein for discussion of the 2022 formula rate plan filing; and
•a regulatory charge of $551 million, recorded by System Energy in second quarter 2022, to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. See Note 2 to the financial statements herein for discussion of the partial settlement agreement and offer of settlement.

In addition, Entergy records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

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

This decrease was partially offset by:

•an increase of $35 million in intercompany dividend income. The increase in intercompany dividend income results from the Entergy Louisiana storm trust’s investment of securitization proceeds in affiliated preferred membership interests, partially offset by the liquidation of Entergy Louisiana’s investment in affiliated preferred membership interests acquired in connection with previous securitizations of storm restoration costs. The intercompany dividend income on the affiliate preferred membership interests is eliminated for consolidation purposes and has no effect on net income since the investment is in another Entergy subsidiary; and
•an increase of $12 million due to the recognition of storm restoration carrying costs, primarily related to Hurricane Ida.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•the issuance by Entergy Louisiana of $1 billion of 0.95% Series mortgage bonds in October 2021;
•the $1.2 billion unsecured term loan proceeds received by Entergy Louisiana in January 2022. The term loan was repaid in June 2022;
•the issuance by Entergy Louisiana of $500 million of 4.75% Series mortgage bonds in August 2022;
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

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $233 million for the nine months ended September 30, 2021 to $94 million for the nine months ended September 30, 2022 primarily due to a decrease of $127 million resulting from the absence of expenses from Indian Point 3, after it was shut down in April 2021, and Palisades, after it was shut down in May 2022, and a decrease of $8 million in severance and retention expenses. Severance and retention expenses were incurred in 2022 and 2021 due to management’s strategy to exit the Entergy Wholesale Commodities merchant power business. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all plants in Entergy Wholesale Commodities’ merchant nuclear fleet. See Note 7 to the financial statements herein for further discussion of severance and retention expenses.

Asset write-offs, impairments, and related charges (credits) for the nine months ended September 30, 2022 include a gain of $166 million ($130 million net-of-tax) as a result of the sale of the Palisades plant in June 2022. Asset write-offs, impairments, and related charges (credits) for the nine months ended September 30, 2021 include a charge of $340 million ($268 million net-of-tax) as a result of the sale of the Indian Point Energy Center in May 2021. See Note 14 to the financial statements herein for discussion of the sale of the Palisades plant and Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Indian Point Energy Center. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to shut down and sell all of the plants in the Entergy Wholesale Commodities merchant nuclear fleet.

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

Other income decreased primarily due to the absence of earnings from the nuclear decommissioning trust funds that were transferred in the sale of the Indian Point Energy Center in May 2021 and the sale of Palisades in June 2022, partially offset by lower non-service pension costs. See Notes 8 and 9 to the financial statements herein for a discussion of decommissioning trust fund investments. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Indian Point Energy Center. See Note 14 to the financial statements herein for discussion of the sale of Palisades. See Note 6 to the financial statements herein for a discussion of pension and other postretirement benefits costs.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Other expenses decreased primarily due to the absence of decommissioning expense from Indian Point 2 and Indian Point 3, after the sale of the Indian Point Energy Center in May 2021, and from Palisades, after the sale of Palisades in June 2022. See Note 14 to the financial statements in the Form 10-K for discussion of the sale of the Indian Point Energy Center. See Note 14 to the financial statements herein for discussion of the sale of Palisades.

Parent and Other

Other income decreased primarily due to the elimination for consolidation purposes of intercompany dividend income, as discussed above.

Income Taxes

The effective income tax rate was (12.2%) for the nine months ended September 30, 2022. The difference in the effective income tax rate for the nine months ended September 30, 2022 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the securitization of Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021, the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act. See Notes 2 and 10 to the financial statements herein for discussion of the Entergy Louisiana securitization.

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

Income Tax Legislation

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, significantly expanded federal tax incentives for clean energy production, including the extension of production tax credits to solar projects and certain qualified nuclear power plants. Additionally, the Inflation Reduction Act of 2022 enacted a 1% excise tax on the buyback of public company stock and a new corporate alternative minimum tax (CAMT). Effective for tax years beginning after December 31, 2022, the CAMT imposes a 15% tax on the Adjusted Financial Statement Income (AFSI) on each corporation in a group of corporations that averages greater than $1 billion in AFSI over a three-year period. Taxpayers subject to the CAMT regime must pay the greater of 15% of AFSI or their regular federal tax liability. Entergy and the Registrant Subsidiaries are closely monitoring any potential impact associated with the expansion of federal tax incentives, the 1% excise tax, and CAMT. Based on current information and forecasts, Entergy and the Registrant Subsidiaries may be subject to the CAMT beginning in 2026. The United States Treasury Department is expected to issue guidance beginning later this year that will further clarify how the tax credit provisions and CAMT provisions will be interpreted and applied. This guidance will determine the amount of tax credits and incremental cash tax payments Entergy expects in the future as a result of the legislation. Prior to receiving this guidance, Entergy cannot adequately assess the expected future effects on its results of operations, financial position and cash flows. There are no expected effects on the financial statements as of and for the year ended December 31, 2022.

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

In October 2022, Entergy sold its 50% membership interest in RS Cogen LLC, an unconsolidated joint venture which owns the RS Cogen plant, to a subsidiary of the other 50% equity partner. Entergy sold its 50% membership interest in RS Cogen, LLC for approximately $5 million with no resulting income statement effect.

Shutdown and Sale of Palisades

As discussed in the Form 10-K, in July 2018, Entergy entered into a purchase and sale agreement to sell 100% of the equity interests in the subsidiary that owns Palisades and the Big Rock Point Site, for $1,000 (subject to adjustment for net liabilities and other amounts) to a Holtec subsidiary. Palisades was shut down in May 2022 and defueled in June 2022. The transaction closed in June 2022. The sale included the transfer of the nuclear decommissioning trust and the asset retirement obligation for spent fuel management and plant decommissioning. The transaction resulted in a gain of $166 million ($130 million net-of-tax) in the second quarter of 2022. See Note 14 to the financial statements herein for further discussion of the sale of the Palisades plant. In December 2020, Entergy and Holtec submitted a license transfer application to the NRC requesting approval to transfer the Palisades and Big Rock Point licenses from Entergy to Holtec. In February 2021 several parties, including the Michigan Attorney General, filed with the NRC petitions to intervene and requests for hearing challenging the license transfer application. The NRC issued an order approving the application in December 2021, subject to the NRC’s authority to condition, revise, or rescind the approval order based on the resolution of pending requests for hearing. These petitions and requests for hearing remained pending with the NRC at the time of the closing of the Palisades transaction in June 2022. In July 2022 the NRC issued an order granting the Michigan Attorney General’s petition hearing request.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Capital Structure and Resources

Entergy’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio for Entergy as of September 30, 2022 is primarily due to an increase in equity resulting from net income, partially offset by the net issuance of debt in 2022.

	September 30, 2022	December 31, 2021
Debt to capital	69.0%	69.5%
Effect of excluding securitization bonds	(0.2%)	(0.1%)
Debt to capital, excluding securitization bonds (a)	68.8%	69.4%
Effect of subtracting cash	(0.8%)	(0.3%)
Net debt to net capital, excluding securitization bonds (a)	68.0%	69.1%

(a)Calculation excludes the New Orleans and Texas securitization bonds, which are non-recourse to Entergy New Orleans and Entergy Texas, respectively.

As of September 30, 2022, 20% of the debt outstanding is at the parent company, Entergy Corporation, 79.5% is at the Utility, and 0.5% is at Entergy Wholesale Commodities. Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, finance lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2027.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2022 was 2.39% on the drawn portion of the facility. As of September 30, 2022, amounts outstanding and capacity available under the $3.5 billion credit facility are:

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion. As of September 30, 2022, Entergy Corporation had $1.387 billion of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2022 was 1.52%.

Entergy Louisiana had $291 million and Entergy Mississippi had $33 million in their storm reserve escrow accounts at September 30, 2022.

Equity Issuances and Equity Distribution Program

As discussed in the Form 10-K, in January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may also enter into forward sale agreements for the sale of its common stock. Initially, the aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement could not exceed an aggregate gross sales price of $1 billion. In May 2022, Entergy increased the aggregate gross sales price authorized under the at the market equity distribution program by $1 billion. Through September 30, 2022, Entergy has utilized the equity distribution program either to sell or to enter into forward sale agreements with respect to shares of common stock with an aggregate gross sales price of approximately $1 billion, of which approximately $870 million of aggregate gross sales price is the subject of forward sale agreements that have not been settled and is subject to adjustment pursuant to the forward sale agreements. Entergy currently expects to settle the forward sales agreements by December 31, 2022. In addition to settlement of existing forward sale agreements, Entergy Corporation currently expects to issue approximately $130 million of equity through 2024. See Note 3 to the financial statements herein for discussion of the forward sale agreements and common stock issuances and sales under the equity distribution program.

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

Entergy Corporation and Subsidiaries
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

After filing of testimony by the LPSC staff and intervenors, which generally supported or did not oppose Entergy Louisiana’s requests in regard to Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida, the parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in February 2022. The settlement agreement contained the following key terms: $2.1 billion of restoration costs from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $51 million were recoverable; a $290 million cash storm reserve should be re-established; a $1 billion reserve should be established to partially pay for Hurricane Ida restoration costs; and Entergy Louisiana was authorized to finance $3.186 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. The LPSC issued an order approving the settlement in March 2022. As a result of the financing order, Entergy Louisiana reclassified $1.942 billion from utility plant to other regulatory assets.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

As discussed in Note 10 to the financial statements herein, the securitization resulted in recognition of a reduction of income tax expense of approximately $290 million by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was partially offset by other tax charges resulting in a net reduction of income tax expense of $283 million. In recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded a $224 million ($165 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers.

As discussed in Note 12 to the financial statements herein, Entergy Louisiana consolidates the storm trust as a variable interest entity and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the financial statements. In second quarter 2022, Entergy Louisiana recorded a charge of $31.6 million in other income to reflect the LURC’s beneficial interest in the trust.

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida currently are estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana is seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, is eligible for recovery from customers. As part of this filing, Entergy Louisiana also is seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount is exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana is requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, is eligible for recovery from customers. As discussed above, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In October 2022 the LPSC staff recommended a finding that the requested storm restoration costs of $2.64 billion, including associated carrying costs of $59.1 million, were prudently incurred and are eligible for recovery from customers. The LPSC staff further recommended approval of Entergy Louisiana’s plans to securitize these costs, net of the $1 billion in funds withdrawn from the storm escrow account described above. A procedural schedule has been established with a hearing in December 2022.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Hurricane Ida (Entergy New Orleans)

As discussed in the Form 10-K, in August 2021, Hurricane Ida caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. The storm resulted in widespread power outages, including the loss of 100% of Entergy New Orleans’s load and damage to distribution and transmission infrastructure, including the loss of connectivity to the eastern interconnection. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. In June 2022, Entergy New Orleans filed an application with the City Council requesting approval and certification that storm restoration costs associated with Hurricane Ida of approximately $170 million, which included $11 million in estimated costs, were reasonable, necessary, and prudently incurred to enable Entergy New Orleans to restore electric service to its customers and to repair Entergy New Orleans’s electric utility infrastructure. In addition, estimated carrying costs through December 2022 related to Hurricane Ida restoration costs were $9 million. Also, Entergy New Orleans is requesting approval that the $39 million withdrawal from its funded storm reserve in September 2021 and $7 million in excess storm reserve escrow withdrawals related to Hurricane Zeta and prior miscellaneous storms are properly applied to Hurricane Ida storm restoration costs, the application of which reduces the amount to be recovered from Entergy New Orleans customers by $46 million.

Additionally, as discussed in the Form 10-K, in February 2022, Entergy New Orleans filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization. In August 2022 the City Council’s advisors recommended that the City Council authorize a single securitization bond issuance to fund Entergy New Orleans’s storm recovery reserves to an amount sufficient to: (1) allow recovery of all of Entergy New Orleans’s unrecovered storm recovery costs following Hurricane Ida, subject to City Council review and certification; (2) provide initial funding of storm recovery reserves for future storms to a level of $75 million; and (3) fund the storm recovery bonds’ upfront financing costs. In September 2022, Entergy New Orleans and the City Council’s advisors entered into an agreement in principle, which was approved by the City Council along with a financing order in October 2022, authorizing Entergy New Orleans to proceed with a single securitization bond issuance of $206 million, with $125 million interim recovery, subject to City Council review and certification, to be allocated to unrecovered Hurricane Ida storm recovery costs; $75 million to provide for a storm recovery reserve for future storms; and the remainder to fund the recovery of storm recovery bonds’ upfront financing costs. In November 2022 the City Council adopted a procedural schedule regarding the certification of the Hurricane Ida storm restoration costs in which the hearing officer shall certify the record for City Council consideration no later than August 2023.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy is developing its capital investment plan for 2023 through 2025 and currently anticipates that the Utility will make approximately $15.5 billion in capital investments during that period. The preliminary Utility estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy’s portfolio, including Walnut Bend Solar, West Memphis Solar, Driver Solar, Orange County Advanced Power Station, and St. Jacques Louisiana Solar; investments in Entergy’s nuclear fleet; transmission spending to drive reliability and resilience while also supporting renewables expansion; distribution and Utility support spending to improve reliability, resilience, and customer experience through projects focused on asset renewals and enhancements and grid stability; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

While Entergy is still assessing the effect on its planned solar projects, the investigation by the U.S. Department of Commerce into potential circumvention of duties and tariffs may result in increased duties or tariffs on imported solar panels and has exacerbated previously existing supply chain disruptions, which have negatively affected the timing and cost of completion of these projects.

Walnut Bend Solar

As discussed in the Form 10-K, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In January 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Closing was expected to occur in 2022. The counter-party notified Entergy Arkansas that it was terminating the project, though it was willing to consider an alternative for the site. Entergy Arkansas disputed the right of termination. Negotiations are ongoing, including with respect to updates arising as a result of the Inflation Reduction Act of 2022, and the updates would require additional APSC approval. At this time the project is expected to achieve commercial operation in 2024.

West Memphis Solar

As discussed in the Form 10-K, in October 2021 the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In April 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Closing had been expected to occur in 2023. The counter-party notified Entergy Arkansas that it was seeking changes to certain terms of the build-own-transfer agreement, including both cost and schedule. Negotiations are ongoing, including with respect to updates arising as a result of the Inflation Reduction Act of 2022, and the updates would require additional APSC approval. At this time the project is expected to achieve commercial operation in 2024.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Driver Solar

In April 2022, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 250 MW Driver Solar facility is in the public interest and requested cost recovery through the formula rate plan rider. The APSC established a procedural schedule with a hearing scheduled in June 2022, but the parties later agreed to waive the hearing and submit the matter to the APSC for a decision consistent with the filed record. In August 2022 the APSC granted Entergy Arkansas’s petition and approved the acquisition of Driver Solar and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to inform the APSC as to the status of a tax equity partnership once construction is commenced. The parties are evaluating the effects of certain matters related to the Inflation Reduction Act of 2022, including with respect to the viability of a tax equity partnership. The facility is expected to be in service by the end of 2024.

2021 Solar Certification and the Geaux Green Option

As discussed in the Form 10-K, in November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). These resources, all of which would be constructed in Louisiana, include (i) Vacherie Solar Energy Center, a 150 megawatt resource in St. James Parish; (ii) Sunlight Road Solar, a 50 megawatt resource in Washington Parish; (iii) St. Jacques Louisiana Solar, a 150 megawatt resource in St. James Parish; and (iv) Elizabeth Solar facility, a 125 megawatt resource in Allen Parish. St. Jacques Louisiana Solar would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase agreements. Sunlight Road Solar and Elizabeth Solar facility have estimated in service dates in 2024, and Vacherie Solar Energy Center and St. Jacques Louisiana Solar have estimated in service dates in 2025. In March 2022 direct testimony from Walmart, the Louisiana Energy Users Group (LEUG), and the LPSC staff was filed. Each party recommended that the LPSC approve the resources proposed in Entergy Louisiana’s application, and the LPSC staff witness indicated that the process through which Entergy Louisiana solicited or obtained the proposals for the resources complied with applicable LPSC orders. The LPSC staff and LEUG’s witnesses made recommendations to modify the proposed Rider GGO and Entergy Louisiana’s proposed rate relief. In April 2022 the LPSC staff and LEUG filed cross-answering testimony concerning the other party’s proposed modifications to Rider GGO and the proposed rate recovery. Entergy Louisiana filed rebuttal testimony in June 2022. In August 2022 the parties reached a settlement certifying the 2021 Solar Portfolio and approving implementation of Rider GGO. In September 2022 the LPSC approved the settlement.

Sunflower Solar

As discussed in the Form 10-K, in April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. In July 2022, pursuant to the MPSC’s April 2020 order, Entergy Mississippi submitted a compliance filing to the MPSC with updated calculations of the impact of the Sunflower Solar facility on rate base and revenue requirement for the Sunflower Solar facility and benefits of the tax equity partnership. In November 2022 the MPSC approved Entergy Mississippi’s July 2022 compliance filing and authorized the recovery of the costs of the Sunflower Solar facility through the interim capacity rate adjustment mechanism in the formula rate plan with rates effective in December 2022. Substantial completion of the Sunflower Solar facility was accepted by Entergy Mississippi in September 2022. A final payment is currently expected in fourth quarter 2022. Commercial operation at the Sunflower Solar facility commenced in September 2022. See Note 14 to the financial statements herein for discussion of Entergy Mississippi’s purchase of the Sunflower Solar facility.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Orange County Advanced Power Station

As discussed in the Form 10-K, in September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined-cycle combustion turbine facility to be located in Bridge City, Texas at an initially-estimated expected total cost of $1.2 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. In December 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2022 certain intervenors filed testimony opposing the hydrogen co-firing component of the proposed project and others filed testimony opposing the project outright. Also in March 2022 the PUCT staff filed testimony opposing the hydrogen co-firing component of the proposed project, but otherwise taking no specific position on the merits of the project. The PUCT staff also proposed that the PUCT establish a maximum amount that Entergy Texas may recover in rates attributable to the project. In April 2022, Entergy Texas filed rebuttal testimony addressing and rebutting these various arguments. Also in April 2022 the ALJs with the State Office of Administrative Hearings approved a continuance of the hearing on the merits from April 2022 to June 2022, providing Entergy Texas an opportunity to accelerate the determination and fixing of pricing for 60 days for the Orange County Advanced Power Station prior to the hearing. In May 2022, Entergy Texas obtained and provided to the parties an updated fixed pricing option of $1.58 billion, available until mid-July 2022. The hearing on the merits was held in June 2022, and post-hearing briefs were submitted in July 2022. In September 2022 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application for certification of Orange County Advanced Power Station subject to certain conditions, including a cap on cost recovery at $1.37 billion, the exclusion of investment associated with co-firing hydrogen, weatherization requirements, and customer receipt of any contractual benefits associated with the facility’s guaranteed heat rate. In October 2022 the parties in the proceeding filed exceptions and replies to exceptions to the proposal for decision. Also in October 2022, Entergy Texas filed with the PUCT information regarding a new fixed pricing option for an estimated project cost of approximately $1.55 billion associated with Entergy Texas’s issuance of limited notice to proceed by mid-November 2022. A final order by the PUCT is expected in the fourth quarter of 2022. Entergy Texas also is pursuing environmental permitting that is required prior to the commencement of construction. Subject to receipt of required regulatory approvals, permits, and other conditions, the facility is expected to be in service by the end of 2026.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its October 2022 meeting, the Board declared a dividend of $1.07 per share, an increase from the previous $1.01 quarterly dividend per share that Entergy has paid since the third quarter 2021.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
	(In Millions)
Cash and cash equivalents at beginning of period	$443	$1,759

Net cash provided by (used in):
Operating activities	1,809	2,011
Investing activities	(4,369)	(3,862)
Financing activities	3,120	1,092
Net increase (decrease) in cash and cash equivalents	560	(759)

Cash and cash equivalents at end of period	$1,003	$1,000

Operating Activities

Net cash flow provided by operating activities decreased $202 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•increased fuel costs. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•payments to vendors, including timing and an increase in Utility cost of operations;
•an increase of $66 million in storm spending primarily due to spending on Hurricane Ida in 2022, partially offset by decreased spending on Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” above and in the Form 10-K for discussion of storm restoration efforts;
•an increase of $41 million in interest paid; and
•lower cash from Entergy Wholesale Commodities plant operations in 2022. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of the exit of the Entergy Wholesale Commodities merchant power business.

The decrease was partially offset by:

•higher collections from Utility customers;
•a decrease of $178 million in pension contributions in 2022 as compared to the same period in 2021. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” herein and in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;
•a decrease of $79 million in severance and retention payments in 2022 as compared to the same period in 2021. See Note 7 to the financial statements herein for a discussion of the severance and retention payments related to Entergy Wholesale Commodities. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of the exit of the Entergy Wholesale Commodities merchant power business; and
•income tax refunds of $7 million in 2022 compared to income tax payments of $29 million in 2021. Entergy had income tax refunds in 2022 as a result of an overpayment on a prior year state income tax return. Entergy had net income tax payments in 2021 as a result of amended Mississippi state tax returns filed and other state income taxes paid, partially offset by federal income tax refunds received associated with the completion of the 2014-2015 IRS audit.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $507 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•net payments to storm reserve escrow accounts of $291 million in 2022 compared to net receipts from storm reserve escrow accounts of $83 million in 2021;
•an increase of $153 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2022;
•the initial payment of approximately $105 million in May 2022 for the purchase of the Sunflower Solar facility by the Entergy Mississippi tax equity partnership. See Note 14 to the financial statements herein for discussion of the Sunflower Solar facility purchase;
•a decrease of $57 million in decommissioning trust fund investment activity;
•an increase of $47 million in information technology capital expenditures primarily due to increased spending on various technology projects in 2022; and
•cash collateral of $31 million posted in 2022 to support Entergy Texas’s obligations to MISO.

The increase was partially offset by a decrease of $268 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2022 and the purchase of the Hardin County Peaking Facility by Entergy Texas in June 2021 for approximately $37 million.

Financing Activities

Net cash flow provided by financing activities increased $2,028 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to proceeds from securitization of $3,164 million received by the storm trust at Entergy Louisiana in 2022 and an increase of $807 million in net issuances of commercial paper in 2022 compared to 2021. The increase was partially offset by:

•long-term debt activity providing approximately $318 million of cash in 2022 compared to providing approximately $2,222 million of cash in 2021; and
•an increase of $44 million in common stock dividends paid as a result of an increase in the dividend paid per share in 2022 compared to 2021.

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

Market and Credit Risk Sensitive Instruments

Entergy Wholesale Commodities Portfolio

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  Cash and letters of credit are also acceptable forms of credit support. At September 30, 2022, based on power prices at that time, Entergy had liquidity exposure of $13 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $8 million of posted cash collateral.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. Following is an update to that discussion.

NRC Reactor Oversight Process

As discussed in the Form 10-K, the NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. All of the nuclear generating plants owned and operated by Entergy’s Utility business are currently in Column 1, except Waterford 3, which is in Column 2.

In September 2022 the NRC placed Waterford 3 in Column 2 based on an error associated with a radiation monitor calibration. Entergy corrected the issue with the radiation monitor in February 2022; however, Waterford 3 is expected to remain in Column 2 until the NRC conducts a supplemental inspection of Waterford 3 in accordance with its inspection procedures for nuclear plants in Column 2.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Qualified Pension and Other Postretirement Benefits

As discussed in the Form 10-K, Entergy sponsors qualified, defined benefit pension plans, including cash balance plans and final average pay plans. Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements in the Form 10-K, are affected by numerous factors. Key actuarial assumptions utilized in determining qualified pension and other postretirement health care and life insurance costs include the expected long-term rate of return on plan assets. For 2022, Entergy assumed a long-term rate of return on its qualified pension plan assets of 6.75%. Through September 30, 2022, due to the decline in the equity markets, Entergy experienced a 24% loss on its qualified pension plan assets, which have declined in fair value from $7 billion at December 31, 2021 to $5 billion at September 30, 2022.

As described more fully in the Form 10-K, in accordance with pension accounting standards, Entergy utilizes a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The excess is amortized over the average remaining service period of active employees or the average remaining life expectancy of plan participants if almost all are inactive, as in the case of certain qualified pension plans in which the companies within the Entergy Wholesale Commodities segment participate. Also, with regard to pension and other postretirement costs, Entergy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the long-term expected rate of return on assets by the market-related value (MRV) of plan assets. In general, Entergy determines the MRV of its pension plan assets by calculating a value that uses a 20-quarter phase-in of the difference between actual and expected returns and for its other postretirement benefit plan assets Entergy generally uses fair value.

Minimum required funding calculations as determined under Pension Protection Act guidance, as amended by the American Rescue Plan Act of 2021, are performed annually as of January 1 of each year and are based on measurements of the assets and funding liabilities as measured at that date, and Entergy’s expected contributions for 2022 are reported in Note 6 to the financial statements herein. Any excess of the funding liability over the calculated fair market value of assets results in a funding shortfall that, under the Pension Protection Act, must be funded over a fifteen-year rolling period. The Pension Protection Act also imposes certain plan limitations if the funded percentage, which is based on calculated fair market values of assets divided by funding liabilities, does not meet certain thresholds. For funding purposes, asset gains and losses are smoothed into the calculated fair market value of assets. The funding liability is based upon a weighted average 24-month corporate bond rate published by the U.S. Treasury which is generally subject to a corridor of the 25-year average of prior segment rates. Periodic changes in asset returns and interest rates can affect funding shortfalls and future cash contributions.

New Accounting Pronouncements

See Note 1 to the financial statements in the Form 10-K for discussion of new accounting pronouncements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$4,110,058	$3,159,969	$10,024,089	$8,339,764
Natural gas	46,548	31,254	166,917	121,420
Competitive businesses	62,009	162,309	300,731	559,256
TOTAL	4,218,615	3,353,532	10,491,737	9,020,440

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	1,366,811	737,785	2,685,694	1,865,016
Purchased power	415,066	311,332	1,255,318	943,438
Nuclear refueling outage expenses	39,707	43,309	119,625	130,747
Other operation and maintenance	793,145	700,595	2,249,674	2,188,498
Asset write-offs, impairments, and related charges (credits)	(143)	(139)	(163,464)	345,226
Decommissioning	49,263	60,364	174,171	245,205
Taxes other than income taxes	190,056	182,347	542,448	494,960
Depreciation and amortization	453,288	421,745	1,337,019	1,257,809
Other regulatory charges (credits) - net	(43,283)	68,324	689,355	45,464
TOTAL	3,263,910	2,525,662	8,889,840	7,516,363

OPERATING INCOME	954,705	827,870	1,601,897	1,504,077

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	20,245	17,180	49,685	48,629
Interest and investment income (loss)	2,966	75,112	(118,002)	289,757
Miscellaneous - net	(10,462)	(16,797)	32,720	(140,571)
TOTAL	12,749	75,495	(35,597)	197,815

INTEREST EXPENSE
Interest expense	235,322	216,612	694,558	642,839
Allowance for borrowed funds used during construction	(7,862)	(7,112)	(18,710)	(20,088)
TOTAL	227,460	209,500	675,848	622,751

INCOME BEFORE INCOME TAXES	739,994	693,865	890,452	1,079,141

Income taxes	184,112	158,282	(109,034)	205,808

CONSOLIDATED NET INCOME	555,882	535,583	999,486	873,333

Preferred dividend requirements of subsidiaries and noncontrolling interest	(4,707)	4,580	2,794	13,739

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$560,589	$531,003	$996,692	$859,594

Earnings per average common share:
Basic	$2.76	$2.64	$4.90	$4.28
Diluted	$2.74	$2.63	$4.88	$4.26

Basic average number of common shares outstanding	203,445,773	200,963,049	203,259,373	200,756,267
Diluted average number of common shares outstanding	204,578,013	202,003,329	204,357,916	201,568,508

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021

	(In Thousands)

Net Income	$555,882	$535,583	$999,486	$873,333

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss) (net of tax benefit of $—, $—, $—, and ($7,935))	24	24	72	(29,778)
Pension and other postretirement liabilities (net of tax expense of $3,505, $2,596, $7,689, and $15,141)	11,867	8,838	26,240	53,903
Net unrealized investment loss (net of tax expense (benefit) of $1,223, ($1,259), ($2,230), and ($26,867))	(1,223)	(2,162)	(7,154)	(46,957)
Other comprehensive income (loss)	10,668	6,700	19,158	(22,832)

Comprehensive Income	566,550	542,283	1,018,644	850,501
Preferred dividend requirements of subsidiaries and noncontrolling interest	(4,707)	4,580	2,794	13,739
Comprehensive Income Attributable to Entergy Corporation	$571,257	$537,703	$1,015,850	$836,762

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$999,486	$873,333
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,667,756	1,696,323
Deferred income taxes, investment tax credits, and non-current taxes accrued	(76,672)	280,193
Asset write-offs, impairments, and related charges (credits)	(163,464)	345,200
Changes in working capital:
Receivables	(368,772)	(245,082)
Fuel inventory	19,433	46,951
Accounts payable	(59,787)	362,529
Taxes accrued	89,554	19,611
Interest accrued	38,361	29,313
Deferred fuel costs	(821,386)	(356,833)
Other working capital accounts	(124,677)	(94,791)
Changes in provisions for estimated losses	297,842	(72,577)
Changes in other regulatory assets	587,128	(631,172)
Changes in other regulatory liabilities	(116,315)	117,301
Effect of securitization on regulatory asset	(1,036,955)	—
Changes in pension and other postretirement liabilities	(258,141)	(422,028)
Other	1,136,050	62,712
Net cash flow provided by operating activities	1,809,441	2,010,983

INVESTING ACTIVITIES
Construction/capital expenditures	(3,853,121)	(3,925,632)
Allowance for equity funds used during construction	49,685	48,629
Nuclear fuel purchases	(125,619)	(127,606)
Payment for purchase of plant or assets	(106,193)	(36,534)
Net proceeds (payments) from sale of assets	(7,082)	17,421
Litigation proceeds from settlement agreement	9,829	—
Changes in securitization account	1,224	13,862
Payments to storm reserve escrow account	(1,291,593)	(23)
Receipts from storm reserve escrow account	1,000,278	83,105
Decrease (increase) in other investments	(33,238)	4,239
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	32,367	49,236
Proceeds from nuclear decommissioning trust fund sales	1,377,304	4,475,142
Investment in nuclear decommissioning trust funds	(1,422,808)	(4,463,814)
Net cash flow used in investing activities	(4,368,967)	(3,861,975)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	5,316,693	6,269,152
Treasury stock	31,802	5,613
Common stock	—	26,817
Retirement of long-term debt	(4,998,642)	(4,046,791)
Changes in credit borrowings and commercial paper - net	185,455	(621,168)
Capital contribution from noncontrolling interest	9,595	—
Proceeds from trust related to securitization	3,163,572	—
Other	41,659	44,176
Dividends paid:
Common stock	(615,937)	(572,131)
Preferred stock	(13,739)	(13,739)
Net cash flow provided by financing activities	3,120,458	1,091,929

Net increase (decrease) in cash and cash equivalents	560,932	(759,063)

Cash and cash equivalents at beginning of period	442,559	1,759,099

Cash and cash equivalents at end of period	$1,003,491	$1,000,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$631,211	$590,581
Income taxes	($7,412)	$29,454

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$80,695	$44,944
Temporary cash investments	922,796	397,615
Total cash and cash equivalents	1,003,491	442,559
Accounts receivable:
Customer	955,138	786,866
Allowance for doubtful accounts	(30,723)	(68,608)
Other	244,114	231,843
Accrued unbilled revenues	538,232	420,255
Total accounts receivable	1,706,761	1,370,356
Deferred fuel costs	1,138,041	324,394
Fuel inventory - at average cost	135,142	154,575
Materials and supplies - at average cost	1,129,485	1,041,515
Deferred nuclear refueling outage costs	141,012	133,422
Prepayments and other	255,873	156,774
TOTAL	5,509,805	3,623,595

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	3,910,411	5,514,016
Non-utility property - at cost (less accumulated depreciation)	360,709	357,576
Other	446,664	159,455
TOTAL	4,717,784	6,031,047

PROPERTY, PLANT, AND EQUIPMENT
Electric	63,947,067	64,263,250
Natural gas	682,645	658,989
Construction work in progress	1,878,427	1,511,966
Nuclear fuel	526,773	577,006
TOTAL PROPERTY, PLANT, AND EQUIPMENT	67,034,912	67,011,211
Less - accumulated depreciation and amortization	25,316,065	24,767,051
PROPERTY, PLANT, AND EQUIPMENT - NET	41,718,847	42,244,160

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $291,283 as of September 30, 2022 and $49,579 as of December 31, 2021)	6,026,128	6,613,256
Deferred fuel costs	241,085	240,953
Goodwill	377,172	377,172
Accumulated deferred income taxes	89,848	54,186
Other	294,626	269,873
TOTAL	7,028,859	7,555,440

TOTAL ASSETS	$58,975,295	$59,454,242

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,584,037	$1,039,329
Notes payable and commercial paper	1,386,632	1,201,177
Accounts payable	1,744,246	2,610,132
Customer deposits	417,132	395,184
Taxes accrued	509,382	419,828
Interest accrued	229,512	191,151
Deferred fuel costs	—	7,607
Pension and other postretirement liabilities	65,916	68,336
Current portion of unprotected excess accumulated deferred income taxes	2,660	53,385
Other	215,358	204,613
TOTAL	6,154,875	6,190,742

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,677,276	4,706,797
Accumulated deferred investment tax credits	208,239	211,975
Regulatory liability for income taxes - net	1,225,190	1,255,692
Other regulatory liabilities	2,608,757	2,643,845
Decommissioning and asset retirement cost liabilities	4,224,934	4,757,084
Accumulated provisions	454,964	157,122
Pension and other postretirement liabilities	1,693,604	1,949,325
Long-term debt (includes securitization bonds of $311,156 as of September 30, 2022 and $83,639 as of December 31, 2021)	24,635,942	24,841,572
Other	677,838	815,284
TOTAL	40,406,744	41,338,696

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	219,410	219,410

EQUITY
Preferred stock, no par value, authorized 1,000,000 shares in 2022 and 2021; issued shares in 2022 and 2021 - none	—	—
Common stock, $.01 par value, authorized 499,000,000 shares in 2022 and 2021; issued 271,965,510 shares in 2022 and 2021	2,720	2,720
Paid-in capital	6,765,113	6,766,239
Retained earnings	10,621,307	10,240,552
Accumulated other comprehensive loss	(313,370)	(332,528)
Less - treasury stock, at cost (68,483,278 shares in 2022 and 69,312,326 shares in 2021)	4,979,419	5,039,699
Total common shareholders' equity	12,096,351	11,637,284
Subsidiaries' preferred stock without sinking fund and noncontrolling interest	97,915	68,110
TOTAL	12,194,266	11,705,394

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,975,295	$59,454,242

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2022
(Unaudited)

Common Shareholders’ Equity
Subsidiaries’ Preferred Stock and Noncontrolling Interest	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In Thousands)

Balance at December 31, 2021	$68,110	$2,720	($5,039,699)	$6,766,239	$10,240,552	($332,528)	$11,705,394

Consolidated net income (a)	3,193	—	—	—	276,400	—	279,593
Other comprehensive loss	—	—	—	—	—	(4,050)	(4,050)
Common stock issuances related to stock plans	—	—	36,612	(31,085)	—	—	5,527
Common stock dividends declared	—	—	—	—	(205,058)	—	(205,058)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2022	$66,723	$2,720	($5,003,087)	$6,735,154	$10,311,894	($336,578)	$11,776,826

Consolidated net income (a)	4,308	—	—	—	159,703	—	164,011
Other comprehensive income	—	—	—	—	—	12,540	12,540
Common stock issuances related to stock plans	—	—	18,927	15,214	—	—	34,141
Common stock dividends declared	—	—	—	—	(205,408)	—	(205,408)
Beneficial interest in storm trust	31,636	—	—	—	—	—	31,636
Capital contributions from noncontrolling interest	9,595	—	—	—	—	—	9,595
Distributions to noncontrolling interest	(190)	—	—	—	—	—	(190)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2022	$107,492	$2,720	($4,984,160)	$6,750,368	$10,266,189	($324,038)	$11,818,571

Consolidated net income (loss) (a)	(4,707)	—	—	—	560,589	—	555,882
Other comprehensive income	—	—	—	—	—	10,668	10,668
Common stock issuances related to stock plans	—	—	4,741	14,745	—	—	19,486
Common stock dividends declared	—	—	—	—	(205,471)	—	(205,471)
Distributions to noncontrolling interest	(290)	—	—	—	—	—	(290)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at September 30, 2022	$97,915	$2,720	$(4,979,419)	$6,765,113	$10,621,307	$(313,370)	$12,194,266

See Notes to Financial Statements.

(a) Consolidated net income (loss) and preferred dividend requirements of subsidiaries for first quarter 2022, second quarter 2022, and third quarter 2022 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2021
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock and Noncontrolling Interest	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)
Balance at December 31, 2020	$35,000	$2,700	($5,074,456)	$6,549,923	$9,897,182	($449,207)	$10,961,142

Consolidated net income (a)	4,580	—	—	—	334,565	—	339,145
Other comprehensive loss	—	—	—	—	—	(51,300)	(51,300)
Common stock issuances related to stock plans	—	—	28,235	(29,871)	—	—	(1,636)
Common stock dividends declared	—	—	—	—	(190,595)	—	(190,595)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at March 31, 2021	$35,000	$2,700	($5,046,221)	$6,520,052	$10,041,152	($500,507)	$11,052,176

Consolidated net income (loss) (a)	4,580	—	—	—	(5,974)	—	(1,394)
Other comprehensive income	—	—	—	—	—	21,768	21,768
Common stock issuances and sales under the at the market equity distribution program	—	3	—	28,213	—	—	28,216
Common stock issuance costs	—	—	—	(1,399)	—	—	(1,399)
Common stock issuances related to stock plans	—	—	3,979	14,810	—	—	18,789
Common stock dividends declared	—	—	—	—	(190,629)	—	(190,629)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at June 30, 2021	$35,000	$2,703	($5,042,242)	$6,561,676	$9,844,549	($478,739)	$10,922,947

Consolidated net income (a)	4,580	—	—	—	531,003	—	535,583
Other comprehensive income	—	—	—	—	—	6,700	6,700
Common stock issuances related to stock plans	—	—	1,605	16,176	—	—	17,781
Common stock dividends declared	—	—	—	—	(190,907)	—	(190,907)
Preferred dividend requirements of subsidiaries (a)	(4,580)	—	—	—	—	—	(4,580)
Balance at September 30, 2021	$35,000	$2,703	$(5,040,637)	$6,577,852	$10,184,645	$(472,039)	$11,287,524

See Notes to Financial Statements.

(a) Consolidated net income (loss) and preferred dividend requirements of subsidiaries for first quarter 2021, second quarter 2021, and third quarter 2021 each includes $4 million of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

In October 2021 the U.S. Court of Federal Claims issued a final judgment in the amount of $83 million in favor of Entergy Nuclear Indian Point 2, LLC and Entergy Nuclear Indian Point 3, LLC against the DOE in the Indian Point Unit 2 third round and Unit 3 second round combined damages case. Entergy received payment from the U.S. Treasury in January 2022. The effect of recording the judgment in October 2021 was a reduction to asset write-offs, impairments, and related charges (credits). The damages awarded included $32 million related to costs previously recorded as plant, $47 million related to costs previously recorded as other operation and maintenance expenses, and $4 million related to costs previously recorded as taxes other than income taxes.

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

In May 2022 the LPSC staff issued an audit report regarding Entergy Louisiana’s purchased gas adjustment charges in February 2021 that did not propose any financial disallowances. The LPSC staff and Entergy Louisiana

Entergy Corporation and Subsidiaries
Notes to Financial Statements
submitted a joint report on the audit report and draft order to the LPSC concluding that Entergy Louisiana’s gas distribution operations and fuel costs were not significantly adversely affected by the February 2021 winter storms and the resulting increase in natural gas prices. The LPSC issued an order approving the joint report in October 2022.

To mitigate high electric bills, primarily driven by high summer usage and elevated gas prices, Entergy Louisiana has deferred approximately $225 million of fuel expense incurred in April, May, June, July, August, and September 2022 (as reflected on June, July, August, September, October, and November 2022 bills). These deferrals were included in the over/under calculation of the fuel adjustment clause, which is intended to recover the full amount of the costs included on a rolling twelve-month basis.

Entergy Mississippi

See “Complaints Against System Energy - System Energy Settlement with the MPSC” below for discussion of the partial settlement agreement filed with the FERC in June 2022. The settlement, which is contingent upon FERC approval, provides for a refund of $235 million from System Energy to Entergy Mississippi. In July 2022 the MPSC directed the disbursement of settlement proceeds, ordering Entergy Mississippi to provide a one-time $80 bill credit to each of its approximately 460,000 retail customers to be effective during the September 2022 billing cycle, and to apply the remaining proceeds to Entergy Mississippi’s under-recovered deferred fuel balance. System Energy requested an order from the FERC by November 2022.

Entergy Mississippi had a deferred fuel balance of approximately $291.7 million under the energy cost recovery rider as of July 31, 2022, along with an over-recovery balance of $51.1 million under the power management rider. Without further action, Entergy Mississippi anticipated a year-end deferred fuel balance of approximately $200 million after application of a portion of the System Energy settlement proceeds, as discussed above. In September 2022, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider. Entergy Mississippi proposed five monthly incremental adjustments to the net energy cost factor designed to collect the under-recovered fuel balance as of July 31, 2022 and to reflect the recovery of a higher natural gas price. Entergy Mississippi also proposed five monthly incremental adjustments to the power management adjustment factor designed to flow through to customers the over-recovered power management rider balance as of July 31, 2022. In October 2022 the MPSC approved modified interim adjustments to Entergy Mississippi’s energy cost recovery rider and power management rider. The MPSC approved dividing the energy cost recovery rider interim adjustment into two components that would allow Entergy Mississippi to 1) recover a natural gas fuel rate that is better aligned with current prices and 2) recover the estimated under-recovered deferred fuel balance as of September 30, 2022 over a period of 20 months. The MPSC approved six monthly incremental adjustments to the net energy cost factor designed to reflect the recovery of a higher natural gas price. The MPSC also approved six monthly incremental adjustments to the power management adjustment factor designed to flow through to customers the over-recovered power management rider balance. Entergy Mississippi will not file its annual redetermination of the energy cost recovery rider or the power management rider in November 2022. Entergy Mississippi’s November 2023 annual redetermination will not reflect any part of the estimated under-recovered deferred fuel balance as of September 30, 2022; it will only reflect any over/under recovery that accumulates after September 2022. The November 2024 annual redetermination will include the total deferred fuel balance, including any over- or under-recovery of the deferred fuel balance as of September 30, 2022.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In September 2022, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2019 through March 2022. During the reconciliation period, Entergy Texas incurred approximately $1.7 billion in eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. As of the end of the reconciliation period, Entergy Texas’s cumulative under-recovery balance was approximately $103.1 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2022, pending future surcharges or refunds as approved by the PUCT. A PUCT decision is expected in September 2023.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that discussion.

Filings with the APSC (Entergy Arkansas)

Retail Rates

2022 Formula Rate Plan Filing

In July 2022, Entergy Arkansas filed with the APSC its 2022 formula rate plan filing to set its formula rate for the 2023 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2023 and a netting adjustment for the historical year 2021. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2023 projected year is 7.40% resulting in a revenue deficiency of $104.8 million. The earned rate of return on common equity for the 2021 historical year was 8.38% resulting in a $15.2 million netting adjustment. The total proposed revenue change for the 2023 projected year and 2021 historical year netting adjustment is $119.9 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase is limited to $79.3 million. In October 2022 other parties filed their testimony recommending various adjustments to Entergy Arkansas’s overall proposed revenue deficiency, and Entergy Arkansas filed a response including an update to actual revenues through August 2022, which raised the constraint to $79.8 million. In November 2022, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding. As a result of the settlement agreement, the total proposed revenue change is $102.8 million, including a $87.7 million increase for the 2023 projected year and a $15.2 million netting adjustment. Because Entergy Arkansas’s revenue requirement exceeded the constraint, the resulting increase is limited to $79.8 million. The APSC will rule on the settlement at a later date. A hearing is currently scheduled for November 2022.

COVID-19 Orders

See the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. As of September 30, 2022, Entergy Arkansas had a regulatory asset of $39 million for costs associated with the COVID-19 pandemic.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2021 Formula Rate Plan Filing

In May 2022, Entergy Louisiana filed its formula rate plan evaluation report for its 2021 calendar year operations. The 2021 test year evaluation report produced an earned return on common equity of 8.33%, with a base formula rate plan revenue increase of $65.3 million. Other increases in formula rate plan revenue driven by reductions in Tax Cut and Jobs Act credits and additions to transmission and distribution plant in service reflected through the transmission recovery mechanism and distribution recovery mechanism are partly offset by an increase in net MISO revenues, leading to a net increase in formula rate plan revenue of $152.9 million. The effects of the changes to total formula rate plan revenue are different for each legacy company, primarily due to differences in the legacy companies’ capacity cost changes, including the effect of true-ups. Legacy Entergy Louisiana formula rate plan revenues will increase by $86 million and legacy Entergy Gulf States Louisiana formula rate plan revenues will increase by $66.9 million. In August 2022 the LPSC staff filed a list of objections/reservations, including outstanding issues from the test years 2017-2020 formula rate plan filings, utilizing the extraordinary cost mechanism to address one-time changes such as state tax rate changes, and failing to include an adjustment for revenues not received as a result of Hurricane Ida. Subject to refund and LPSC review, the resulting changes to formula rate plan revenues became effective for bills rendered during the first billing cycle of September 2022.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of September 30, 2022, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
In June 2022, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2022 test year filing that resulted in a total rate increase of $48.6 million. Pursuant to the joint stipulation, Entergy Mississippi’s 2021 look-back filing reflected an earned return on rate base of 5.99% in calendar year 2021, which is below the look-back bandwidth, resulting in a $34.3 million increase in the formula rate plan revenues on an interim basis through June 2023. In July 2022 the MPSC approved the joint stipulation with rates effective in August 2022. In July 2022, Entergy Mississippi recorded regulatory credits of $22.6 million to reflect the effects of the joint stipulation. In August 2022 an intervenor filed a statutorily-authorized direct appeal to the Mississippi Supreme Court seeking review of the MPSC’s July 2022 order approving the joint stipulation confirming Entergy Mississippi’s 2022 formula rate plan filing. The rates that went into effect in August 2022 are not stayed or otherwise impacted while the appeal is pending.

In July 2022 the MPSC directed Entergy Mississippi to flow $14.1 million of the power management rider over-recovery balance to customers beginning in August 2022 through December 2022 to mitigate the bill impact of the increase in formula rate plan revenues.

Sunflower Solar

As discussed in the Form 10-K, in April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions. In July 2022, pursuant to the MPSC’s April 2020 order, Entergy Mississippi submitted a compliance filing to the MPSC with updated calculations of the impact of the Sunflower Solar facility on rate base and revenue requirement for the Sunflower Solar facility and benefits of the tax equity partnership. In November 2022 the MPSC approved Entergy Mississippi’s July 2022 compliance filing and authorized the recovery of the costs of the Sunflower Solar facility through the interim capacity rate adjustment mechanism in the formula rate plan with rates effective in December 2022. See Note 14 to the financial statements herein for discussion of Entergy Mississippi’s purchase of the Sunflower Solar facility.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. Entergy Mississippi began recovery of the bad debt expense deferral resulting from the COVID-19 pandemic over a three-year period with implementation of the interim formula rate plan rates in April 2022. As of September 30, 2022, Entergy Mississippi had a remaining regulatory asset of $10.9 million for costs associated with the COVID-19 pandemic.

Filings with the City Council (Entergy New Orleans)

Retail Rates

2022 Formula Rate Plan Filing

In April 2022, Entergy New Orleans submitted to the City Council its formula rate plan 2021 test year filing. The 2021 test year evaluation report, subsequently updated in a July 2022 filing, produced an earned return on equity of 6.88% compared to the authorized return on equity of 9.35%. Entergy New Orleans sought approval of a $42.1 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula results in an increase in authorized electric revenues of $34.1 million and an increase in authorized gas revenues of $3.3 million. Entergy New Orleans also sought to commence collecting $4.7 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. In July 2022 the City Council’s advisors issued a report seeking a reduction to Entergy New Orleans’s proposed increase of approximately $17.1 million in total for electric and gas revenues. Effective with the first billing cycle of September 2022, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Orleans and the City Council including adjustments filed in the City Council’s advisors’ report, per the approved process for formula rate plan implementation. The total formula rate plan increase implemented was $24.7 million, which includes an increase of $18.2 million in electric revenues, $4.7 million in previously approved electric revenues, and an increase of $1.8 million in gas revenues. Additionally, credits of $13.9 million funded by certain regulatory liabilities currently held by Entergy New Orleans for customers will be issued over an eight-month period beginning September 2022.

COVID-19 Orders

As discussed in the Form 10-K, in May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. As of September 30, 2022, Entergy New Orleans had a regulatory asset of $13.9 million for costs associated with the COVID-19 pandemic. As part of the agreed-upon terms of its 2022 formula rate plan filing, Entergy New Orleans will recover this regulatory asset over a five-year period beginning September 2023.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2022 Base Rate Case

In July 2022, Entergy Texas filed a base rate case with the PUCT seeking a net increase in base rates of approximately $131.4 million. The base rate case was based on a 12-month test year ending December 31, 2021. Key drivers of the requested increase are changes in depreciation rates as the result of a depreciation study and an increase in the return on equity. In addition, Entergy Texas included capital additions placed into service for the period of January 1, 2018 through December 31, 2021, including those additions currently reflected in the distribution and transmission cost recovery factor riders and the generation cost recovery rider, all of which would be reset to zero as a result of this proceeding. In July 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In October 2022 intervenors filed direct testimony challenging and supporting various aspects of Entergy Texas’s rate case application. The key issues addressed included the appropriate return on equity, generation plant deactivations, depreciation rates, and proposed tariffs related to electric vehicles. In November 2022 the PUCT staff filed direct testimony addressing a similar set of issues and recommending a reduction of $50.7 million to Entergy Texas’s overall cost of service associated with the requested net increase in base rates of approximately $131.4 million. Entergy Texas will file rebuttal testimony in November 2022. A hearing on the merits is scheduled for December 2022. If a settlement is not reached, a final decision by the PUCT is expected in second quarter 2023.

Distribution Cost Recovery Factor (DCRF) Rider

As discussed in the Form 10-K, in August 2021, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $40.2 million annually, or $13.9 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between September 1, 2020 and June 30, 2021. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in December 2021. In December 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding, including a motion for interim rates to take effect for usage on and after January 24, 2022. Also, in December 2021, the ALJ with the State Office of Administrative Hearings issued an order granting the motion for interim rates, which went into effect in January 2022, admitting evidence, and remanding the proceeding to the PUCT to consider the settlement. In March 2022 the PUCT issued an order approving the settlement.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2021, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $66.1 million annually, or $15.1 million in incremental annual revenues beyond Energy Texas’s then-effective TCRF rider based on its capital invested in transmission between September 1, 2020 and July 31, 2021 and changes in approved transmission charges. In January 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In February 2022 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2022. In February 2022 the ALJ granted the motion for interim rates, admitted evidence, and remanded the case to the PUCT for consideration of a final order at a future open meeting. In June 2022 the PUCT issued an order approving the settlement.

Generation Cost Recovery Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its generation capital investment in the Montgomery County Power Station through August 31, 2020, which was approved by the PUCT on an interim basis in January 2021. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include its generation capital investment in Montgomery County Power Station after August 31, 2020 and an unopposed settlement agreement filed on behalf of the parties by Entergy Texas in October 2021 was approved by the PUCT in January 2022. In February 2022, Entergy Texas filed a relate-back rider to collect over five months an additional approximately $5 million, which is the difference between the interim revenue requirement approved in January 2021 and the revenue requirement approved in January 2022 that reflects Entergy Texas’s full generation capital investment and ownership in Montgomery County Power Station on January 1, 2021, plus carrying costs from January 2021 through January 2022 when the updated revenue requirement took effect. In April 2022, Entergy Texas and the PUCT staff filed a joint proposed order that supports approval of Entergy Texas’s as-filed request. The PUCT approved the relate-back rider consistent with Entergy Texas’s as-filed request, and rates became effective over a five month period, in August 2022.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in April 2022. In January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. In March 2022, Entergy Texas filed on behalf of the parties an unopposed motion, which motion was granted by the ALJ with the State Office of Administrative Hearings, to abate the procedural schedule indicating that the parties had reached an agreement in principle. In April 2022, Entergy Texas filed on behalf of the parties a unanimous settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million, which is $4.5 million in incremental annual revenue above the $88.3 million approved in January 2022, related to Entergy Texas’s actual investment in the acquisition of the Hardin County Peaking Facility. Concurrently with filing of the unanimous settlement agreement, Entergy Texas submitted an agreed motion to admit evidence and remand the case to the PUCT for review and consideration of the settlement agreement, which motion was granted by the ALJ with the State Office of Administrative Hearings. The PUCT approved the settlement agreement and rates became effective in August 2022. In September 2022, Entergy Texas filed a relate-back rider designed to collect over three months an additional approximately $5.7 million, which is the revenue requirement, plus carrying

Entergy Corporation and Subsidiaries
Notes to Financial Statements
costs, associated with Entergy Texas’s acquisition of Hardin County Peaking Facility from June 2021 through August 2022 when the updated revenue requirement took effect.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings, the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. As of September 30, 2022, Entergy Texas had a regulatory asset of $10.4 million for costs associated with the COVID-19 pandemic. As part of its 2022 base rate case filing, Entergy Texas requested recovery of its regulatory asset over a three-year period beginning December 2022.

Entergy Arkansas Opportunity Sales Proceeding

See Note 2 to the financial statements in the Form 10-K for discussion of the Entergy Arkansas opportunity sales proceeding. As discussed in the Form 10-K, in September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of the opportunity sales payments made to the other Utility operating companies. In October 2020 the APSC filed a motion to dismiss Entergy Arkansas’s complaint. In March 2022 the court denied the APSC’s motion to dismiss and, in April 2022, issued a scheduling order including a trial date in February 2023. In June 2022, Entergy Arkansas filed a motion asserting that it is entitled to summary judgment because Entergy Arkansas’s position that the APSC’s order is pre-empted by the filed rate doctrine and violates the Dormant Commerce Clause is premised on facts that are not subject to genuine dispute. In July 2022, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a motion to intervene and to hold Entergy Arkansas’s motion for summary judgment in abeyance pending a ruling on the motion to intervene. Entergy Arkansas filed a consolidated opposition to both motions. In August 2022 the APSC filed a motion for summary judgment arguing that there is no genuine issue as to any material fact and the APSC is entitled to judgment as a matter of law. In September 2022, Entergy Arkansas filed an opposition to the motion. In October 2022 the APSC filed a motion asking the court to hold further proceedings in abeyance pending a decision on the motions for summary judgment filed by Entergy Arkansas and the APSC. Also in October 2022, Entergy Arkansas filed an opposition to the motion, and the APSC filed a reply in support of its motion for summary judgment.

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

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity,

Entergy Corporation and Subsidiaries
Notes to Financial Statements
based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $62 million, which includes interest through September 30, 2022, and the estimated resulting annual rate reduction would be approximately $34 million. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

In August 2022 the D.C. Circuit Court of Appeals issued an order addressing appeals of FERC’s Opinion No. 569 and 569-A, which established the methodology applied in the ALJ’s initial decision in the proceeding against System Energy discussed above. The appellate order addressed the methodology for determining the return on equity applicable to transmission owners in MISO. The D.C. Circuit found FERC’s use of the Risk Premium model as part of the methodology to be arbitrary and capricious, and remanded the case back to FERC. The remanded case is pending FERC action.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through September 30, 2022 is approximately $422 million, plus interest, which is approximately $144 million through September 30, 2022. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $20 million, which includes interest through September 30, 2022.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

In June 2022 a new procedural schedule was adopted, providing for additional rounds of testimony, for the hearing to begin in September 2022, and for the initial decision to be issued in March 2023. In July 2022, System Energy filed responsive rebuttal testimony responding to the new claims in the LPSC’s and the City Council’s rebuttal testimony. Also in July 2022 the LPSC filed supplemental rebuttal testimony responding to System Energy’s revised cross-answering testimony, and System Energy filed responsive rebuttal testimony responding to that testimony. In August 2022 the LPSC filed responsive rebuttal testimony to System Energy’s responsive rebuttal testimony. The hearing commenced in September 2022.

LPSC Petition for Writ of Mandamus

In August 2022 the LPSC filed a petition for a writ of mandamus asking the Fifth Circuit Court of Appeals to order the FERC to act within ninety days on certain pending proceedings, including the Grand Gulf prudence complaint, the return on equity and capital structure complaints, and the Grand Gulf sale-leaseback renewal complaint. In September 2022 the FERC and System Energy filed oppositions to the LPSC’s petition, and the APSC and the City Council filed interventions in support of the petition. See Note 2 to the financial statements in the Form 10-K for further discussion of the complaints.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

System Energy previously recorded a provision and associated liability of $37 million for elements of the applicable litigation. In June 2022, System Energy recorded a regulatory charge of $551 million ($413 million net-of-tax), increasing the regulatory liability to $588 million, which consists of $235 million for the settlement with the MPSC and $353 million for potential future refunds to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. In August 2022 comments on the settlement were filed by the APSC, the LPSC, the City Council, and the FERC trial staff. The APSC, the LPSC, and the City Council do not intend to join the settlement, but they do not

Entergy Corporation and Subsidiaries
Notes to Financial Statements
oppose its approval as between the MPSC and the Entergy parties. The FERC trial staff concludes that the settlement is fair, reasonable, and in the public interest. Reply comments were filed in August 2022. System Energy requested an order from the FERC by November 2022.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
After filing of testimony by the LPSC staff and intervenors, which generally supported or did not oppose Entergy Louisiana’s requests in regard to Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida, the parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in February 2022. The settlement agreement contained the following key terms: $2.1 billion of restoration costs from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $51 million were recoverable; a $290 million cash storm reserve should be re-established; a $1 billion reserve should be established to partially pay for Hurricane Ida restoration costs; and Entergy Louisiana was authorized to finance $3.186 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. The LPSC issued an order approving the settlement in March 2022. As a result of the financing order, Entergy Louisiana reclassified $1.942 billion from utility plant to other regulatory assets.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

As discussed in Note 10 to the financial statements herein, the securitization resulted in recognition of a reduction of income tax expense of approximately $290 million by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was partially offset by other tax charges resulting in a net reduction of income tax expense of $283 million. In recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded a $224 million ($165 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers.

As discussed in Note 12 to the financial statements herein, Entergy Louisiana consolidates the storm trust as a variable interest entity and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the financial statements. In second quarter 2022, Entergy Louisiana recorded a charge of $31.6 million in other income to reflect the LURC’s beneficial interest in the trust.

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida currently are estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana is seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, is eligible for recovery from customers. As part of this filing, Entergy Louisiana also is seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount is exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana is requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, is eligible for recovery from customers. As discussed above, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In October 2022 the LPSC staff recommended a finding that the requested storm restoration costs of $2.64 billion, including associated carrying costs of $59.1 million, were prudently incurred and are eligible for recovery from customers. The LPSC staff further recommended approval of Entergy Louisiana’s plans to securitize these costs, net of the $1 billion in funds withdrawn from the storm escrow account described above. A procedural schedule has been established with a hearing in December 2022.

Entergy New Orleans

Hurricane Zeta

As discussed in the Form 10-K, in October 2020, Hurricane Zeta caused significant damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. In March 2021, Entergy New Orleans withdrew $44 million from its funded storm reserves. In May 2021, Entergy New Orleans filed an application with the City Council requesting approval and certification that its system restoration costs associated with Hurricane Zeta of approximately $36 million, which included $7 million in estimated costs, were reasonable and necessary to

Entergy Corporation and Subsidiaries
Notes to Financial Statements
enable Entergy New Orleans to restore electric service to its customers and Entergy New Orleans’s electric utility infrastructure. In May 2022 the City Council advisors issued a report recommending that the City Council find that Entergy New Orleans acted prudently in restoring service following Hurricane Zeta and approximately $33 million in storm restoration costs were prudently incurred and recoverable. Additionally, the advisors concluded that approximately $7 million of the $44 million withdrawn from its funded storm reserve was in excess of Entergy New Orleans’s costs and should be considered in Entergy New Orleans’s application for certification of costs related to Hurricane Ida. In September 2022 the City Council issued a resolution finding that Entergy New Orleans’s system restoration costs were reasonable and necessary, and that Entergy New Orleans acted prudently in restoring electricity following Hurricane Zeta. The City Council also found that approximately $33 million in storm costs were recoverable.

Hurricane Ida

As discussed in the Form 10-K, in August 2021, Hurricane Ida caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. The storm resulted in widespread power outages, including the loss of 100% of Entergy New Orleans’s load and damage to distribution and transmission infrastructure, including the loss of connectivity to the eastern interconnection. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. In June 2022, Entergy New Orleans filed an application with the City Council requesting approval and certification that storm restoration costs associated with Hurricane Ida of approximately $170 million, which included $11 million in estimated costs, were reasonable, necessary, and prudently incurred to enable Entergy New Orleans to restore electric service to its customers and to repair Entergy New Orleans’s electric utility infrastructure. In addition, estimated carrying costs through December 2022 related to Hurricane Ida restoration costs were $9 million. Also, Entergy New Orleans is requesting approval that the $39 million withdrawal from its funded storm reserve in September 2021 and $7 million in excess storm reserve escrow withdrawals related to Hurricane Zeta and prior miscellaneous storms are properly applied to Hurricane Ida storm restoration costs, the application of which reduces the amount to be recovered from Entergy New Orleans customers by $46 million.

Additionally, as discussed in the Form 10-K, in February 2022, Entergy New Orleans filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization. In August 2022 the City Council’s advisors recommended that the City Council authorize a single securitization bond issuance to fund Entergy New Orleans’s storm recovery reserves to an amount sufficient to: (1) allow recovery of all of Entergy New Orleans’s unrecovered storm recovery costs following Hurricane Ida, subject to City Council review and certification; (2) provide initial funding of storm recovery reserves for future storms to a level of $75 million; and (3) fund the storm recovery bonds’ upfront financing costs. In September 2022, Entergy New Orleans and the City Council’s advisors entered into an agreement in principle, which was approved by the City Council along with a financing order in October 2022, authorizing Entergy New Orleans to proceed with a single securitization bond issuance of $206 million, with $125 million interim recovery, subject to City Council review and certification, to be allocated to unrecovered Hurricane Ida storm recovery costs; $75 million to provide for a storm recovery reserve for future storms; and the remainder to fund the recovery of storm recovery bonds’ upfront financing costs. In November 2022 the City Council adopted a procedural schedule regarding the certification of the Hurricane Ida storm restoration costs in which the hearing officer shall certify the record for City Council consideration no later than August 2023.

Entergy Texas

Hurricane Laura, Hurricane Delta, and Winter Storm Uri

As discussed in the Form 10-K, in August 2020 and October 2020, Hurricane Laura and Hurricane Delta caused extensive damage to Entergy Texas’s service area. In February 2021, Winter Storm Uri also caused damage to Entergy Texas’s service area. The storms resulted in widespread power outages, significant damage primarily to

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

NOTE 3.  EQUITY (Entergy Corporation, Entergy Louisiana, and Entergy Mississippi)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended September 30,
	2022			2021
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$560.6	203.4	$2.76	$531.0	201.0	$2.64
Average dilutive effect of:
Stock options		0.5	(0.01)		0.4	—
Other equity plans		0.6	(0.01)		0.6	(0.01)
Equity Forwards		0.1	—		—	—
Diluted earnings per share	$560.6	204.6	$2.74	$531.0	202.0	$2.63

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.9 million for the three months ended September 30, 2022 and approximately 1 million for the three months ended September 30, 2021.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Nine Months Ended September 30,
	2022			2021
	(In Millions, Except Per Share Data)
	Income	Shares	$/share	Income	Shares	$/share
Basic earnings per share
Net income attributable to Entergy Corporation	$996.7	203.3	$4.90	$859.6	200.8	$4.28
Average dilutive effect of:
Stock options		0.5	(0.01)		0.4	(0.01)
Other equity plans		0.5	(0.01)		0.4	(0.01)
Equity forwards		0.1	—		—	—
Diluted earnings per share	$996.7	204.4	$4.88	$859.6	201.6	$4.26

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 0.9 million for the nine months ended September 30, 2022 and approximately 1 million for the nine months ended September 30, 2021.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Dividends declared per common share were $1.01 for the three months ended September 30, 2022 and $0.95 for the three months ended September 30, 2021. Dividends declared per common share were $3.03 for the nine months ended September 30, 2022 and $2.85 for the nine months ended September 30, 2021.

Equity Distribution Program

In January 2021, Entergy entered into an equity distribution sales agreement with several counterparties establishing an at the market equity distribution program, pursuant to which Entergy may offer and sell from time to time shares of its common stock. The sales agreement provides that, in addition to the issuance and sale of shares of Entergy common stock, Entergy may enter into forward sale agreements for the sale of its common stock. Initially, the aggregate number of shares of common stock sold under this sales agreement and under any forward sale agreement could not exceed an aggregate gross sales price of $1 billion. In May 2022, Entergy increased the aggregate gross sales price authorized under the at the market equity distribution program by $1 billion. As of September 30, 2022, an aggregate gross sales price of approximately $1,077.8 million has been sold under the at the market equity distribution program. See Note 7 to the financial statements in the Form 10-K for discussion of the common stock issued and unsettled forward sale agreements entered into during 2021.

During the nine months ended September 30, 2022, there were no shares of common stock issued under the at the market equity distribution program. During the nine months ended September 30, 2021, Entergy Corporation issued 265,468 shares of common stock under the at the market equity distribution program. The net sales proceeds from these shares totaled $26.8 million, which includes the gross sales price of $28.2 million received by Entergy Corporation less $1.1 million of general issuance costs and $0.3 million of aggregate compensation to the agents with respect to such sales.

In June 2021, Entergy entered into a forward sale agreement for 416,853 shares of common stock. The forward sale agreement was amended in August 2022 to extend the duration of the forward sale agreement by one year. No amounts have or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreement occur. The forward sale agreement requires Entergy to, at its election prior to September 30, 2023, either (i) physically settle the transactions by issuing the total of 416,853

Entergy Corporation and Subsidiaries
Notes to Financial Statements
shares of its common stock to the investment bank in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially $106.87 per share) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreement. In connection with the forward sale agreement, the forward seller, or its affiliates, borrowed from third parties and sold 416,853 shares of Entergy Corporation’s common stock. The gross sales price of these shares totaled $45 million. In connection with the sale of these shares, Entergy paid the forward sellers fees of approximately $0.5 million, which have not been deducted from the gross sales price. Entergy Corporation did not receive any proceeds from such sales of borrowed shares.

In August and October 2021, Entergy entered into forward sale agreements for 1,692,555 and 250,743 shares of common stock, respectively. The forward sale agreements were amended in August 2022 to extend the duration of the forward sale agreements by one year. No amounts have or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreements occur. In each case, the forward sale agreement requires Entergy to, at its election prior to September 30, 2023, either (i) physically settle the transactions by issuing the total of 1,692,555 and 250,743 shares, respectively, of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the respective forward sale agreement (initially approximately $111.16 and $100.35 per share, respectively) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the respective forward sale agreement. In connection with the forward sale agreements, the forward seller, or its affiliates, borrowed from third parties and sold 1,692,555 and 250,743 shares, respectively, of Entergy Corporation’s common stock. The gross sales price of these shares totaled $190.1 million and $25.4 million, respectively. In connection with the sales of these shares, Entergy paid the forward sellers fees of $1.9 million and $0.3 million, respectively, which have not been deducted from the gross sales prices. Entergy did not receive any proceeds from such sales of borrowed shares.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
approximately $2.5 million, which have not been deducted from the gross sales price. Entergy did not receive any proceeds from such sales of borrowed shares.

In September 2022, Entergy entered into a forward sale agreement for 1,666,172 shares of common stock. No amounts have or will be recorded on Entergy’s balance sheet with respect to the equity offering until settlements of the equity forward sale agreement occur. The forward sale agreement requires Entergy to, at its election prior to December 29, 2023, either (i) physically settle the transactions by issuing the total of 1,666,172 shares of its common stock to the forward counterparty in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially approximately $115.46 per share) or (ii) net settle the transaction in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreement. In connection with the forward sale agreement, the forward seller, or its affiliates, borrowed from third parties and sold 1,666,172 shares of Entergy Corporation’s common stock. The gross sales price of these shares totaled approximately $194.2 million. In connection with the sale of these shares, Entergy paid the forward sellers fees of approximately $1.9 million, which have not been deducted from the gross sales price. Entergy did not receive any proceeds from such sales of borrowed shares.

Until settlement of the forward sale agreements, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. Share dilution occurs when the average market price of Entergy’s common stock is higher than the average forward sales price. For the nine months ended September 30, 2022, approximately 4.8 million shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

Treasury Stock

During the nine months ended September 30, 2022, Entergy Corporation issued 829,048 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2022.

Retained Earnings

On October 28, 2022, Entergy Corporation’s Board of Directors declared a common stock dividend of $1.07 per share, payable on December 1, 2022 to holders of record as of November 14, 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2022 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, July 1, 2022	($987)	($324,274)	$1,223	($324,038)

Other comprehensive income (loss) before reclassifications	(14)	—	(1,223)	(1,237)
Amounts reclassified from accumulated other comprehensive income (loss)	38	11,867	—	11,905
Net other comprehensive income (loss) for the period	24	11,867	(1,223)	10,668

Ending balance, September 30, 2022	($963)	($312,407)	$—	($313,370)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2021 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, July 1, 2021	($1,083)	($489,511)	$11,855	($478,739)

Other comprehensive income (loss) before reclassifications	(14)	—	(2,173)	(2,187)
Amounts reclassified from accumulated other comprehensive income (loss)	38	8,838	11	8,887
Net other comprehensive income (loss) for the period	24	8,838	(2,162)	6,700

Ending balance, September 30, 2021	($1,059)	($480,673)	$9,693	($472,039)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2022 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2022	($1,035)	($338,647)	$7,154	($332,528)

Other comprehensive income (loss) before reclassifications	(42)	—	(12,997)	(13,039)
Amounts reclassified from accumulated other comprehensive income (loss)	114	26,240	5,843	32,197
Net other comprehensive income (loss) for the period	72	26,240	(7,154)	19,158

Ending balance, September 30, 2022	($963)	($312,407)	$—	($313,370)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended September 30, 2022 and 2021:

	Pension and Other Postretirement Liabilities
	2022	2021
	(In Thousands)
Beginning balance, July 1,	$7,174	$4,508

Amounts reclassified from accumulated other comprehensive income (loss)	295	(131)
Net other comprehensive income (loss) for the period	295	(131)

Ending balance, September 30,	$7,469	$4,377

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the nine months ended September 30, 2022 and 2021:

	Pension and Other Postretirement Liabilities
	2022	2021
	(In Thousands)
Beginning balance, January 1,	$8,278	$4,327

Amounts reclassified from accumulated other comprehensive income (loss)	(809)	50
Net other comprehensive income (loss) for the period	(809)	50

Ending balance, September 30,	$7,469	$4,377

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the three months ended September 30, 2022 and 2021 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2022	2021
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$—	$—	Competitive business operating revenues
Interest rate swaps	(48)	(48)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(48)	(48)
Income taxes	10	10	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($38)	($38)

Pension and other postretirement liabilities
Amortization of prior-service credit	$3,837	$5,248	(a)
Amortization of loss	(4,870)	(13,490)	(a)
Settlement loss	(14,339)	(3,192)	(a)
Total amortization	(15,372)	(11,434)
Income taxes	3,505	2,596	Income taxes
Total amortization (net of tax)	($11,867)	($8,838)

Net unrealized investment gain (loss)
Realized gain (loss)	$—	($17)	Interest and investment income
Income taxes	—	6	Income taxes
Total realized investment gain (loss) (net of tax)	$—	($11)

Total reclassifications for the period (net of tax)	($11,905)	($8,887)
(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy for the nine months ended September 30, 2022 and 2021 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2022	2021
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$—	$39,679	Competitive business operating revenues
Interest rate swaps	(145)	(145)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(145)	39,534
Income taxes	31	(8,302)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($114)	$31,232

Pension and other postretirement liabilities
Amortization of prior-service credit	$11,511	$15,744	(a)
Amortization of loss	(29,774)	(75,553)	(a)
Settlement loss	(15,666)	(9,235)	(a)
Total amortization	(33,929)	(69,044)
Income taxes	7,689	15,141	Income taxes
Total amortization (net of tax)	($26,240)	($53,903)

Net unrealized investment gain (loss)
Realized gain (loss)	($9,245)	$207	Interest and investment income
Income taxes	3,402	(76)	Income taxes
Total realized investment gain (loss) (net of tax)	($5,843)	$131

Total reclassifications for the period (net of tax)	($32,197)	($22,540)

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the three months ended September 30, 2022 and 2021 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2022	2021
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,158	$1,230	(a)
Amortization of loss	(222)	(519)	(a)
Settlement loss	(1,340)	(534)	(a)
Total amortization	(404)	177
Income taxes	109	(46)	Income taxes
Total amortization (net of tax)	(295)	131

Total reclassifications for the period (net of tax)	($295)	$131

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) into income for Entergy Louisiana for the nine months ended September 30, 2022 and 2021 were as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2022	2021
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$3,474	$3,690	(a)
Amortization of loss	(849)	(1,824)	(a)
Settlement loss	(1,518)	(1,934)	(a)
Total amortization	1,107	(68)
Income taxes	(298)	18	Income taxes
Total amortization (net of tax)	809	(50)

Total reclassifications for the period (net of tax)	$809	($50)

(a)These accumulated other comprehensive income (loss) components were included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Noncontrolling Interest

The dollar value of noncontrolling interest for Entergy Louisiana as of September 30, 2022 and December 31, 2021 is presented below:

	2022	2021
	(In Thousands)
Entergy Louisiana Noncontrolling Interest
Restoration Law Trust I (a)	$32,448	$—
Total Noncontrolling Interest	$32,448	$—

(a)Restoration Law Trust I was established as part of the Act 293 securitization of Entergy Louisiana’s Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs, as well as to establish a storm reserve to fund a portion of Hurricane Ida storm restoration costs. Restoration Law Trust I holds preferred membership interests issued by Entergy Finance Company, and Entergy Finance Company is required to make annual distributions (dividends) on the preferred membership interests. These annual dividends paid on the Entergy Finance Company preferred membership interests will be distributed 1% to the LURC and 99% to Entergy Louisiana. Entergy Louisiana, as the primary beneficiary, consolidates Restoration Law Trust I and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the consolidated financial statements for Entergy Louisiana and Entergy. See Note 2 to the financial statements herein for a discussion of the Entergy Louisiana securitization.

The dollar value of noncontrolling interest for Entergy Mississippi as of September 30, 2022 and December 31, 2021 is presented below:

	2022	2021
	(In Thousands)
Entergy Mississippi Noncontrolling Interest
MS Sunflower Partnership, LLC (a)	$478	$—
Total Noncontrolling Interest	$478	$—

(a)In May 2022, MS Sunflower Partnership, LLC, a tax equity partnership between Entergy Mississippi and a tax equity investor, made the initial payment for the purchase of the Sunflower Solar facility. Substantial completion of the Sunflower Solar facility was accepted by Entergy Mississippi in September 2022. A final payment of the purchase price is currently expected in fourth quarter 2022. Entergy Mississippi, as the managing member, consolidates MS Sunflower Partnership, LLC and the tax equity investor’s interest is shown as noncontrolling interest in the consolidated financial statements for Entergy Mississippi and Entergy. Entergy Mississippi uses the HLBV method of accounting for income or loss allocation to the tax equity investor’s noncontrolling interest. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting used to account for Entergy Arkansas’s investment in AR Searcy Partnership, LLC which is the basis for treatment of Entergy Mississippi’s investment in MS Sunflower Partnership, LLC.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in June 2027.  The facility includes fronting commitments for the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending

Entergy Corporation and Subsidiaries
Notes to Financial Statements
on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2022 was 2.39% on the drawn portion of the facility.  As of September 30, 2022, amounts outstanding and capacity available under the $3.5 billion credit facility are:

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of September 30, 2022, Entergy Corporation had $1.387 billion of commercial paper outstanding.  The weighted-average interest rate for the nine months ended September 30, 2022 was 1.52%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2022 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2022	Letters of Credit Outstanding as of September 30, 2022
Entergy Arkansas	April 2023	$25 million (b)	4.37%	$—	$—
Entergy Arkansas	June 2027	$150 million (c)	4.26%	$—	$—
Entergy Louisiana	June 2027	$350 million (c)	4.38%	$—	$—
Entergy Mississippi	April 2023	$45 million (d)	4.63%	$—	$—
Entergy Mississippi	April 2023	$40 million (d)	4.63%	$—	$—
Entergy Mississippi	April 2023	$10 million (d)	4.63%	$—	$—
Entergy Mississippi	July 2024	$150 million	3.97%	$100 million	$—
Entergy New Orleans	June 2024	$25 million (c)	4.74%	$—	$—
Entergy Texas	June 2027	$150 million (c)	4.38%	$—	$1.1 million

(a)The interest rate is the estimated interest rate as of September 30, 2022 that would have been applied to outstanding borrowings under the facility.
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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
ratio, as defined, of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into an uncommitted standby letter of credit facility as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of September 30, 2022:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of September 30, 2022 (a) (b)
Entergy Arkansas	$25 million	0.78%	$5.6 million
Entergy Louisiana	$125 million	0.78%	$21.0 million
Entergy Mississippi	$65 million	0.78%	$9.7 million
Entergy New Orleans	$15 million	1.625%	$1.0 million
Entergy Texas	$80 million	0.875%	$9.7 million

(a)As of September 30, 2022, letters of credit posted with MISO covered financial transmission right exposure of $0.9 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, $0.1 million for Entergy New Orleans, and $0.8 million for Entergy Texas. See Note 8 to the financial statements herein for discussion of financial transmission rights.
(b)As of September 30, 2022, in addition to the $9.7 million MISO letters of credit, Entergy Mississippi had $1.0 million in non-MISO letters of credit outstanding under this facility.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized short-term borrowing limits for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are effective through October 2023. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits.  The following were the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2022 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$200	$19
Entergy New Orleans	$150	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Vermont Yankee Credit Facility (Entergy Corporation)

In January 2019, Entergy Nuclear Vermont Yankee was transferred to NorthStar and its credit facility was assumed by Entergy Assets Management Operations, LLC (formerly Vermont Yankee Asset Retirement, LLC), Entergy Nuclear Vermont Yankee’s parent company that remains an Entergy subsidiary after the transfer. The credit facility has a borrowing capacity of $139 million and expires in December 2023. The commitment fee is

Entergy Corporation and Subsidiaries
Notes to Financial Statements
currently 0.20% of the undrawn commitment amount.  As of September 30, 2022, $139 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the nine months ended September 30, 2022 was 2.54% on the drawn portion of the facility. See Note 14 to the financial statements in the Form 10-K for discussion of the transfer of Entergy Nuclear Vermont Yankee to NorthStar.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of September 30, 2022:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2022
		(Dollars in Millions)
Entergy Arkansas VIE	June 2025	$80	2.21%	$—
Entergy Louisiana River Bend VIE	June 2025	$105	1.75%	$15.1
Entergy Louisiana Waterford VIE	June 2025	$105	2.12%	$72.2
System Energy VIE	June 2025	$120	2.15%	$83.9

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

The nuclear fuel company variable interest entities had notes payable that were included in debt on the respective balance sheets as of September 30, 2022 as follows:

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

(Entergy Louisiana)

In December 2021, Entergy Louisiana entered into a term loan credit agreement providing a $1.2 billion unsecured term loan due June 2023. The term loan bears interest at a variable interest rate based on an adjusted term Secured Overnight Financing Rate plus the applicable margin. The weighted average interest rate over the life of the loan was 1.18%. Entergy Louisiana received the funds in January 2022 and used the proceeds for general corporate purposes, including storm restoration costs related to Hurricane Ida. Entergy Louisiana repaid the full amount of the loan in June 2022.

In May 2022, Entergy Louisiana redeemed, prior to maturity, a portion of its 0.62% Series mortgage bonds due November 2023. Entergy Louisiana redeemed $435 million in aggregate principal amount of the bonds, leaving $665 million in aggregate principal amount outstanding.

In August 2022, Entergy Louisiana issued $500 million of 4.75% Series mortgage bonds due September 2052. Entergy Louisiana expects to use the proceeds, together with other funds, to repay on or prior to maturity its $200 million of 3.30% Series mortgage bonds due December 2022, to repay on or prior to maturity a portion of its $665 million of 0.62% Series mortgage bonds due November 2023, to repay a portion of the debt outstanding under its $350 million long-term revolving credit facility, and for general corporate purposes. Entergy Louisiana intends to allocate an amount equal to the net proceeds from the issuance to finance and/or refinance, in whole or in part, existing or new eligible green projects.

(Entergy Mississippi)

In June 2022, Entergy Mississippi entered into a term loan credit agreement providing a $150 million unsecured term loan due December 2023. The term loan bears interest at a variable interest rate based on an adjusted term Secured Overnight Financing Rate plus the applicable margin. The weighted average interest rate for the nine months ended September 30, 2022 was 3.30%. Entergy Mississippi used the funds for general corporate purposes.

(Entergy Texas)

In August 2022, Entergy Texas issued $325 million of 5.00% Series mortgage bonds due September 2052. Entergy Texas expects to use the proceeds for general corporate purposes.

(System Energy)

In May 2022, System Energy entered into a term loan credit agreement providing a $50 million term loan due November 2023. The term loan is secured by a series of first mortgage bonds and bears interest at a variable interest rate based on an adjusted term Secured Overnight Financing Rate plus the applicable margin. The weighted

Entergy Corporation and Subsidiaries
Notes to Financial Statements
average interest rate for the nine months ended September 30, 2022 was 2.97%. System Energy used the funds for general corporate purposes.

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

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2022 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a)
	(In Thousands)
Entergy	$26,219,979	$22,567,380
Entergy Arkansas	$4,164,866	$3,570,817
Entergy Louisiana	$10,860,595	$9,509,010
Entergy Mississippi	$2,430,783	$1,998,266
Entergy New Orleans	$783,034	$709,965
Entergy Texas	$2,907,947	$2,445,550
System Energy	$788,961	$710,771

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

Stock Options

Entergy granted options on 444,028 shares of its common stock under the 2019 Omnibus Incentive Plan during the first quarter 2022 with a fair value of $16.25 per option.  As of September 30, 2022, there were options on 2,789,088 shares of common stock outstanding with a weighted-average exercise price of $96.37.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2022.  The aggregate intrinsic value of the stock options outstanding as of September 30, 2022 was $30.9 million.

The following table includes financial information for outstanding stock options for the three months ended September 30, 2022 and 2021:

	2022	2021
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$0.9	$1.2
Tax benefit recognized in Entergy’s consolidated net income	$0.2	$0.3
Compensation cost capitalized as part of fixed assets and materials and supplies	$0.4	$0.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for outstanding stock options for the nine months ended September 30, 2022 and 2021:

	2022	2021
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$3.2	$3.2
Tax benefit recognized in Entergy’s consolidated net income	$0.8	$0.8
Compensation cost capitalized as part of fixed assets and materials and supplies	$1.2	$1.2

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

The following table includes financial information for other outstanding equity awards for the three months ended September 30, 2022 and 2021:

	2022	2021
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$9.1	$10.6
Tax benefit recognized in Entergy’s consolidated net income	$2.3	$2.7
Compensation cost capitalized as part of fixed assets and materials and supplies	$3.9	$4.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table includes financial information for other outstanding equity awards for the nine months ended September 30, 2022 and 2021:

	2022	2021
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$31.1	$31.1
Tax benefit recognized in Entergy’s consolidated net income	$7.9	$7.9
Compensation cost capitalized as part of fixed assets and materials and supplies	$12.6	$12.1

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension costs, including amounts capitalized, for the third quarters of 2022 and 2021, included the following components:

	2022	2021
	(In Thousands)
Service cost - benefits earned during the period	$33,845	$38,531
Interest cost on projected benefit obligation	60,734	49,222
Expected return on assets	(100,203)	(106,684)
Amortization of net loss	42,367	69,386
Settlement charges	125,548	44,718
Net pension costs	$162,291	$95,173

Entergy’s qualified pension costs, including amounts capitalized, for the nine months ended September 30, 2022 and 2021, included the following components:

	2022	2021
	(In Thousands)
Service cost - benefits earned during the period	$108,482	$126,722
Interest cost on projected benefit obligation	164,529	142,702
Expected return on assets	(306,895)	(318,437)
Amortization of net loss	159,359	266,576
Settlement charges	148,201	156,266
Net pension costs	$273,676	$373,829

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their employees for the third quarters of 2022 and 2021, included the following components:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,138	$8,261	$1,953	$690	$1,441	$1,891
Interest cost on projected benefit obligation	11,866	12,523	3,383	1,368	2,795	2,882
Expected return on assets	(18,731)	(20,586)	(5,006)	(2,487)	(4,551)	(4,509)
Amortization of net loss	10,283	10,156	2,941	1,208	2,130	2,641
Settlement charges	11,477	33,507	6,853	4,402	13,082	4,593
Net pension cost	$21,033	$43,861	$10,124	$5,181	$14,897	$7,498

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$6,966	$9,230	$2,197	$735	$1,680	$2,141
Interest cost on projected benefit obligation	9,396	10,270	2,735	1,156	2,213	2,379
Expected return on assets	(19,585)	(22,466)	(5,629)	(2,678)	(5,341)	(4,853)
Amortization of net loss	16,100	15,201	4,580	1,656	2,815	4,135
Settlement charges	7,238	13,209	3,685	1,107	1,634	4,086
Net pension cost	$20,115	$25,444	$7,568	$1,976	$3,001	$7,888

The Registrant Subsidiaries’ qualified pension costs, including amounts capitalized, for their employees for the nine months ended September 30, 2022 and 2021, included the following components:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$19,695	$26,405	$6,158	$2,194	$4,652	$5,937
Interest cost on projected benefit obligation	30,944	33,706	8,857	3,646	7,242	7,614
Expected return on assets	(57,009)	(62,779)	(15,373)	(7,517)	(14,393)	(13,718)
Amortization of net loss	36,557	35,055	10,371	3,944	7,124	9,078
Settlement charges	22,973	37,968	9,061	4,402	15,547	6,616
Net pension cost	$53,160	$70,355	$19,074	$6,669	$20,172	$15,527

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$21,640	$29,033	$6,865	$2,304	$5,237	$6,707
Interest cost on projected benefit obligation	26,488	29,695	7,769	3,264	6,215	6,757
Expected return on assets	(58,896)	(67,521)	(16,815)	(7,941)	(15,851)	(14,436)
Amortization of net loss	53,652	52,294	15,556	5,996	9,941	14,393
Settlement charges	31,624	48,201	11,447	4,691	8,261	8,725
Net pension cost	$74,508	$91,702	$24,822	$8,314	$13,803	$22,146

Non-Qualified Net Pension Cost

Entergy recognized $5.9 million and $6.9 million in pension cost for its non-qualified pension plans in the third quarters of 2022 and 2021, respectively. Reflected in the pension cost for non-qualified pension plans in the third quarters of 2022 and 2021 were settlement charges of $1.4 million and $2.5 million, respectively, related to the payment of lump sum benefits out of the plan. Entergy recognized $23.3 million and $16 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2022 and 2021, respectively. Reflected in the pension cost for non-qualified pension plans for the nine months ended September 30, 2022 and 2021 were settlement charges of $9.2 million and $2.5 million, respectively, related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the third quarters of 2022 and 2021:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2022	$69	$24	$80	$28	$961
2021	$86	$192	$91	$7	$115

Reflected in Entergy Texas’ non-qualified pension costs in the third quarter of 2022 were settlement charges of $886 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Louisiana’s non-qualified pension costs in the third quarter of 2021 were settlement charges of $155 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs in the third quarter of 2021 were settlement charges of $3 thousand related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the nine months ended September 30, 2022 and 2021:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2022	$212	$77	$241	$84	$1,264
2021	$266	$280	$283	$23	$345

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Reflected in Entergy Mississippi’s non-qualified pension costs for the nine months ended September 30, 2022 were settlement charges of $2 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’ non-qualified pension costs for the nine months ended September 30, 2022 were settlement charges of $1 million related to the payment of lump sum benefits out of the plan. Reflected in Entergy Louisiana’s non-qualified pension costs for the nine months ended September 30, 2021 were settlement charges of $155 thousand related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs for the nine months ended September 30, 2021 were settlement charges of $3 thousand related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost (Income)

Entergy’s other postretirement benefit income, including amounts capitalized, for the third quarters of 2022 and 2021, included the following components:

	2022	2021
	(In Thousands)
Service cost - benefits earned during the period	$6,184	$6,645
Interest cost on accumulated postretirement benefit obligation (APBO)	6,827	5,320
Expected return on assets	(10,855)	(10,805)
Amortization of prior service credit	(6,388)	(8,267)
Amortization of net loss	1,083	713
Net other postretirement benefit income	($3,149)	($6,394)

Entergy’s other postretirement benefit income, including amounts capitalized, for the nine months ended September 30, 2022 and 2021, included the following components:

	2022	2021
	(In Thousands)
Service cost - benefits earned during the period	$18,552	$19,935
Interest cost on accumulated postretirement benefit obligation (APBO)	20,481	15,960
Expected return on assets	(32,565)	(32,415)
Amortization of prior service credit	(19,164)	(24,801)
Amortization of net loss	3,249	2,139
Net other postretirement benefit income	($9,447)	($19,182)

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the third quarters of 2022 and 2021, included the following components:

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

The Registrant Subsidiaries’ other postretirement benefit cost (income), including amounts capitalized, for their employees for the nine months ended September 30, 2022 and 2021, included the following components:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$3,342	$4,224	$1,017	$297	$993	$930
Interest cost on APBO	3,789	4,329	1,050	522	1,197	837
Expected return on assets	(13,449)	—	(4,182)	(4,497)	(7,704)	(2,373)
Amortization of prior service cost/(credit)	1,413	(3,474)	(1,329)	(687)	(3,279)	(240)
Amortization of net (gain) loss	654	(558)	168	(675)	486	90
Net other postretirement benefit cost (income)	($4,251)	$4,521	($3,276)	($5,040)	($8,307)	($756)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$3,102	$4,632	$1,086	$327	$1,038	$1,005
Interest cost on APBO	2,796	3,390	834	390	951	660
Expected return on assets	(13,515)	—	(4,152)	(4,314)	(7,644)	(2,367)
Amortization of prior service credit	(840)	(3,690)	(1,332)	(687)	(2,808)	(327)
Amortization of net (gain) loss	147	(273)	57	(534)	300	45
Net other postretirement benefit cost (income)	($8,310)	$4,059	($3,507)	($4,818)	($8,163)	($984)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the third quarters of 2022 and 2021:

2022	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$4,014	($177)	$3,837
Amortization of net loss	(3,976)	(596)	(298)	(4,870)
Settlement loss	(14,263)	—	(76)	(14,339)
	($18,239)	$3,418	($551)	($15,372)
Entergy Louisiana
Amortization of prior service credit	$—	$1,158	$—	$1,158
Amortization of net gain (loss)	(407)	186	(1)	(222)
Settlement loss	(1,340)	—	—	(1,340)
	($1,747)	$1,344	($1)	($404)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$5,288	($40)	$5,248
Amortization of net loss	(12,439)	(496)	(555)	(13,490)
Settlement loss	(2,731)	—	(461)	(3,192)
	($15,170)	$4,792	($1,056)	($11,434)
Entergy Louisiana
Amortization of prior service credit	$—	$1,230	$—	$1,230
Amortization of net gain (loss)	(609)	91	(1)	(519)
Settlement loss	(528)	—	(6)	(534)
	($1,137)	$1,321	($7)	$177

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the nine months ended September 30, 2022 and 2021:

2022	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$12,042	($531)	$11,511
Amortization of net loss	(26,921)	(1,788)	(1,065)	(29,774)
Settlement loss	(14,441)	—	(1,225)	(15,666)
	($41,362)	$10,254	($2,821)	($33,929)
Entergy Louisiana
Amortization of prior service credit	$—	$3,474	$—	$3,474
Amortization of net gain (loss)	(1,404)	558	(3)	(849)
Settlement loss	(1,518)	—	—	(1,518)
	($2,922)	$4,032	($3)	$1,107

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost) credit	$—	$15,864	($120)	$15,744
Amortization of net loss	(72,322)	(1,486)	(1,745)	(75,553)
Settlement loss	(8,774)	—	(461)	(9,235)
	($81,096)	$14,378	($2,326)	($69,044)
Entergy Louisiana
Amortization of prior service credit	$—	$3,690	$—	$3,690
Amortization of net gain (loss)	(2,093)	273	(4)	(1,824)
Settlement loss	(1,928)	—	(6)	(1,934)
	($4,021)	$3,963	($10)	($68)

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

Qualified Pension Settlement Cost

Year-to-date lump sum benefit payments from the Entergy Corporation Retirement Plan for Bargaining Employees, the Entergy Corporation Retirement Plan for Non-Bargaining Employees, the Entergy Corporation Retirement Plan II for Bargaining Employees, and the Entergy Corporation Retirement Plan II for Non-Bargaining Employees exceeded the sum of the Plan’s 2022 service and interest cost, resulting in settlement costs. In accordance with accounting standards, settlement accounting requires immediate recognition of the portion of previously unrecognized losses associated with the settled portion of the plan’s pension liability. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy each participate in one or both of the Entergy Corporation Retirement Plan for Bargaining Employees and the Entergy Corporation Retirement Plan for Non-Bargaining Employees and incurred settlement costs. Similar to other pension costs, the settlement costs were included with employee labor costs and charged to expense and capital in the same manner that labor costs were charged. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each received regulatory approval to defer the expense portion of the settlement costs, with future amortization of the deferred settlement expense over the period in which the expense otherwise would be recorded had the immediate recognition not occurred.

Entergy Texas Reserve

In September 2020, Entergy Texas elected to establish a reserve, in accordance with PUCT regulations, for the difference between the amount recorded for pension and other postretirement benefits expense under generally accepted accounting principles during 2019, the first year that rates from Entergy Texas’s last general rate proceeding were in effect, and the annual amount of actuarially determined pension and other postretirement benefits chargeable to Entergy Texas’s expense. The reserve amount will be evaluated in the base rate case that was filed with the PUCT in July 2022 and a reasonable amortization period will be determined by the PUCT. At September 30, 2022, the balance in this reserve was approximately $25.4 million.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Employer Contributions

Based on current assumptions, Entergy expects to contribute $400 million to its qualified pension plans in 2022.  As of September 30, 2022, Entergy had contributed $170 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2022:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2022 pension contributions	$78,605	$41,641	$27,716	$922	$1,924	$26,376
Pension contributions made through September 2022	$44,300	$24,319	$15,685	$922	$1,632	$12,754
Remaining estimated pension contributions to be made in 2022	$34,305	$17,322	$12,031	$—	$292	$13,622

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of September 30, 2022 were Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  See Note 13 to the financial statements in the Form 10-K and Note 14 to the financial statements herein for discussion of the shutdown and sale of each of the Entergy Wholesale Commodities nuclear power plants. With the sale of Palisades in June 2022, Entergy completed its multi-year strategy to exit the merchant nuclear power business. “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the third quarters of 2022 and 2021 were as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
2022
Operating revenues	$4,156,616	$62,009	$—	($10)	$4,218,615
Income taxes	$178,088	$18,252	($12,228)	$—	$184,112
Consolidated net income (loss)	$667,162	($18,745)	($37,125)	($55,410)	$555,882
2021
Operating revenues	$3,191,240	$162,275	$24	($7)	$3,353,532
Income taxes	$159,472	$8,836	($10,026)	$—	$158,282
Consolidated net income (loss)	$574,399	$26,064	($32,982)	($31,898)	$535,583

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s segment financial information for the nine months ended September 30, 2022 and 2021 were as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Consolidated
	(In Thousands)
2022
Operating revenues	$10,191,041	$300,720	$—	($24)	$10,491,737
Income taxes	($118,257)	$46,340	($37,117)	$—	($109,034)
Consolidated net income (loss)	$1,166,866	$76,501	($113,273)	($130,608)	$999,486
Total assets as of September 30, 2022	$61,784,169	$465,865	$603,672	($3,878,411)	$58,975,295
2021
Operating revenues	$8,461,241	$559,150	$77	($28)	$9,020,440
Income taxes	$290,566	($47,299)	($37,459)	$—	$205,808
Consolidated net income (loss)	$1,264,933	($210,460)	($85,445)	($95,695)	$873,333
Total assets as of December 31, 2021	$59,733,625	$1,242,675	$561,168	($2,083,226)	$59,454,242

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

Total restructuring charges for the third quarters of 2022 and 2021 were comprised of the following:

	2022			2021
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of July 1,	$40	$—	$40	$33	$—	$33
Restructuring costs accrued	—	—	—	2	—	2
Cash paid out	40	—	40	—	—	—
Balance as of September 30,	$—	$—	$—	$35	$—	$35

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Total restructuring charges for the nine months ended September 30, 2022 and 2021 were comprised of the following:

	2022			2021
	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1,	$37	$—	$37	$145	$14	$159
Restructuring costs accrued	3	—	3	9	1	10
Cash paid out	40	—	40	119	15	134
Balance as of September 30,	$—	$—	$—	$35	$—	$35

In addition, Entergy Wholesale Commodities recorded a gain of $166 million in the nine months ended September 30, 2022 as a result of the sale of the Palisades plant, as well as $1 million of impairment and other related charges, and $345 million in the nine months ended September 30, 2021 of impairment and other related charges, including a $340 million loss as a result of the sale of the Indian Point Energy Center, associated with these strategic decisions and transactions.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contained provisions that required an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements was an Entergy Corporation guarantee. If the Entergy Corporation credit rating fell below investment grade, Entergy would have had to post collateral equal to the estimated outstanding liability under the contract at the applicable date.  There were no outstanding derivative contracts held by Entergy Wholesale Commodities as of

Entergy Corporation and Subsidiaries
Notes to Financial Statements
September 30, 2022 and December 31, 2021. Cash collateral of $8 million was required to be posted by the Entergy subsidiary to its counterparties as of September 30, 2022 and December 31, 2021.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of natural gas swaps and options that financially settle against either the average Henry Hub Gas Daily prices or the NYMEX Henry Hub. These swaps and options are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas price volatility for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy New Orleans. The maximum length of time over which Entergy has executed natural gas swaps and options as of September 30, 2022 is 1.5 years for Entergy Louisiana and the maximum length of time over which Entergy has executed natural gas swaps as of September 30, 2022 is 6 months, each, for Entergy Mississippi and Entergy New Orleans. The total volume of natural gas swaps and options outstanding as of September 30, 2022 is 22,880,037 MMBtu for Entergy, including 10,960,000 MMBtu for Entergy Louisiana, 10,701,000 MMBtu for Entergy Mississippi, and 1,219,037 MMBtu for Entergy New Orleans. Credit support for these natural gas swaps and options is covered by master agreements that do not require Entergy to provide collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2022, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2022 through May 31, 2023. Financial transmission rights are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of September 30, 2022 is 96,835 GWh for Entergy, including 22,176 GWh for Entergy Arkansas, 43,396 GWh for Entergy Louisiana, 10,515 GWh for Entergy Mississippi, 4,153 GWh for Entergy New Orleans, and 16,473 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of September 30, 2022 and December 31, 2021. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas as of September 30, 2022 and for Entergy Mississippi and Entergy Texas as of December 31, 2021.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of September 30, 2022 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps and options	Prepayments and other	$22	$—	$22	Utility
Natural gas swaps and options	Other deferred debits and other assets	$8	$—	$8	Utility
Financial transmission rights	Prepayments and other	$23	($2)	$21	Utility and Entergy Wholesale Commodities

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2021 are shown in the table below.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Business
		(In Millions)
Derivatives not designated as hedging instruments
Assets:
Natural gas swaps and options	Prepayments and other	$6	$—	$6	Utility
Natural gas swaps and options	Other deferred debits and other assets	$5	$—	$5	Utility
Financial transmission rights	Prepayments and other	$4	$—	$4	Utility and Entergy Wholesale Commodities

Liabilities:
Natural gas swaps and options	Other current liabilities	$7	$—	$7	Utility

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet
(d)Excludes cash collateral in the amount of $8 million posted as of September 30, 2022 and December 31, 2021. Also excludes letters of credit in the amount of $3 million posted as of September 30, 2022.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
As discussed above, the Entergy Wholesale Commodities portfolio of derivative instruments expired in April 2021, which was the settlement date for the last financial derivative contracts in the Entergy Wholesale Commodities portfolio. For the three months ended September 30, 2021, there were no effects resulting from Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements.

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the nine months ended September 30, 2021 were as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
Electricity swaps and options	$2	Competitive businesses operating revenues	$40

(a)    Before taxes of $8 million for the nine months ended September 30, 2021

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

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2022 and 2021 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2022
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$42
Financial transmission rights	Purchased power expense	(b)	$30

2021
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$37
Financial transmission rights	Purchased power expense	(b)	$18
Electricity swaps and options (c)	Competitive business operating revenues		$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2022 and 2021 were as follows:

Instrument	Income Statement location		Amount of gain (loss) recorded in the income statement
			(In Millions)
2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$120
Financial transmission rights	Purchased power expense	(b)	$90

2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$62
Financial transmission rights	Purchased power expense	(b)	$162
Electricity swaps and options (c)	Competitive business operating revenues		($2)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of September 30, 2022 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Gross Fair Value (a)	Offsetting Position (b)	Net Fair Value (c) (d)	Registrant
		(In Millions)
Assets:
Natural gas swaps and options	Prepayments and other	$20.1	$—	$20.1	Entergy Louisiana
Natural gas swaps and options	Other deferred debits and other assets	$8.0	$—	$8.0	Entergy Louisiana
Natural gas swaps	Prepayments and other	$2.0	$—	$2.0	Entergy Mississippi

Financial transmission rights	Prepayments and other	$9.6	$—	$9.6	Entergy Arkansas
Financial transmission rights	Prepayments and other	$10.0	($0.6)	$9.4	Entergy Louisiana
Financial transmission rights	Prepayments and other	$1.5	$—	$1.5	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.1	$—	$1.1	Entergy New Orleans

Liabilities:
Natural gas swaps	Other current liabilities	$0.4	$—	$0.4	Entergy New Orleans

Financial transmission rights	Other current liabilities	$0.9	($1.3)	($0.4)	Entergy Texas

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

(a)Represents the gross amounts of recognized assets/liabilities
(b)Represents the netting of fair value balances with the same counterparty
(c)Represents the net amounts of assets/liabilities presented on the Registrant Subsidiaries’ balance sheets
(d)As of September 30, 2022, letters of credit posted with MISO covered financial transmission rights exposure of $0.9 million for Entergy Louisiana, $0.8 million for Entergy Mississippi, $0.1 million for Entergy New Orleans, and $0.8 million for Entergy Texas. As of December 31, 2021, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Mississippi and $0.1 million for Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended September 30, 2022 and 2021 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$17.9	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$24.4	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.2)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$12.4	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$10.2	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$4.8	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$2.3	(b)	Entergy Texas

2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$9.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$25.6	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.2	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$4.5	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$8.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$1.5	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$2.6	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the nine months ended September 30, 2022 and 2021 were as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2022
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$37.7	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$81.9	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.7	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$35.8	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$35.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$8.0	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$3.0	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$7.2	(b)	Entergy Texas

2021
Natural gas swaps and options	Fuel, fuel-related expenses, and gas purchased for resale	$16.1	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$44	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.2	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$34	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$26.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$9.4	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.6	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$85.3	(b)	Entergy Texas

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$923	$—	$—	$923
Decommissioning trust funds (a):
Equity securities	15	—	—	15
Debt securities (b)	553	1,073	—	1,626
Common trusts (c)				2,269
Securitization recovery trust account	27	—	—	27
Escrow accounts	332	—	—	332
Gas hedge contracts	22	8	—	30
Financial transmission rights	—	—	21	21
	$1,872	$1,081	$21	$5,243

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$398	$—	$—	$398
Decommissioning trust funds (a):
Equity securities	132	—	—	132
Debt securities (b)	770	1,407	—	2,177
Common trusts (c)				3,205
Securitization recovery trust account	29	—	—	29
Escrow accounts	49	—	—	49
Gas hedge contracts	6	5	—	11
Financial transmission rights	—	—	4	4
	$1,384	$1,412	$4	$6,005
Liabilities:
Gas hedge contracts	$7	$—	$—	$7

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2022 and 2021:

	2022	2021
	Financial transmission rights	Financial transmission rights
	(In Millions)
Balance as of July 1,	$12	$15
Total gains (losses) for the period
Included as a regulatory liability/asset	39	11
Settlements	(30)	(18)
Balance as of September 30,	$21	$8

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2022 and 2021:

	2022	2021
	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$4	$38	$9
Total gains (losses) for the period
Included in earnings	—	(2)	—
Included in other comprehensive income	—	2	—
Included as a regulatory liability/asset	91	—	149
Issuances of financial transmission rights	16	—	12
Settlements	(90)	(38)	(162)
Balance as of September 30,	$21	$—	$8

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$76.9	$—	$—	$76.9
Decommissioning trust funds (a):
Equity securities	6.7	—	—	6.7
Debt securities	134.4	326.7	—	461.1
Common trusts (b)				673.9
Financial transmission rights	—	—	9.6	9.6
	$218.0	$326.7	$9.6	$1,228.2

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.8	$—	$—	$4.8
Decommissioning trust funds (a):
Equity securities	16.7	—	—	16.7
Debt securities	119.5	406.8	—	526.3
Common trusts (b)				895.4
Financial transmission rights	—	—	2.3	2.3
	$141.0	$406.8	$2.3	$1,445.5

Entergy Louisiana

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$195.3	$—	$—	$195.3
Decommissioning trust funds (a):
Equity securities	5.4	—	—	5.4
Debt securities	210.5	504.2	—	714.7
Common trusts (b)				962.4
Escrow accounts	291.2	—	—	291.2
Gas hedge contracts	20.1	8.0	—	28.1
Financial transmission rights	—	—	9.4	9.4
	$722.5	$512.2	$9.4	$2,206.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$18.4	$—	$—	$18.4
Decommissioning trust funds (a):
Equity securities	20.2	—	—	20.2
Debt securities	262.6	531.6	—	794.2
Common trusts (b)				1,300.1
Gas hedge contracts	5.7	5.3	—	11.0
Financial transmission rights	—	—	0.6	0.6
	$306.9	$536.9	$0.6	$2,144.5

Entergy Mississippi

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$41.1	$—	$—	$41.1
Gas hedge contracts	2.0	—	—	2.0
Financial transmission rights	—	—	1.5	1.5
	$43.1	$—	$1.5	$44.6

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$47.6	$—	$—	$47.6
Escrow accounts	48.9	—	—	48.9
Financial transmission rights	—	—	0.3	0.3
	$96.5	$—	$0.3	$96.8

Liabilities:
Gas hedge contracts	$6.7	$—	$—	$6.7

Entergy New Orleans

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$17.6	$—	$—	$17.6
Securitization recovery trust account	5.5	—	—	5.5
Financial transmission rights	—	—	1.1	1.1
	$23.1	$—	$1.1	$24.2

Liabilities:
Gas hedge contracts	$0.4	$—	$—	$0.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$42.8	$—	$—	$42.8
Securitization recovery trust account	2.0	—	—	2.0
Financial transmission rights	—	—	0.1	0.1
	$44.8	$—	$0.1	$44.9

Liabilities:
Gas hedge contracts	$0.5	$—	$—	$0.5

Entergy Texas

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$208.8	$—	$—	$208.8
Securitization recovery trust account	21.9	—	—	21.9
	$230.7	$—	$—	$230.7

Liabilities:
Financial transmission rights	$—	$—	$0.4	$0.4

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$26.6	$—	$—	$26.6
Financial transmission rights	—	—	0.8	0.8
	$26.6	$—	$0.8	$27.4

System Energy

2022	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$194.9	$—	$—	$194.9
Decommissioning trust funds (a):
Equity securities	2.9	—	—	2.9
Debt Securities	208.5	242.2	—	450.7
Common trusts (b)				632.7
	$406.3	$242.2	$—	$1,281.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$89.1	$—	$—	$89.1
Decommissioning trust funds (a):
Equity securities	12.9	—	—	12.9
Debt securities	273.0	251.5	—	524.5
Common trusts (b)				847.9
	$375.0	$251.5	$—	$1,474.4

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

The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2022.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$4.4	$4.7	$0.5	$0.6	$1.5
Gains (losses) included as a regulatory liability/asset	17.6	14.9	5.8	1.1	0.4
Settlements	(12.4)	(10.2)	(4.8)	(0.6)	(2.3)
Balance as of September 30,	$9.6	$9.4	$1.5	$1.1	($0.4)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The following table sets forth a reconciliation of changes in the net assets for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2022.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$2.3	$0.6	$0.3	$0.1	$0.8
Issuances of financial transmission rights	5.4	5.3	0.8	0.8	3.9
Gains (losses) included as a regulatory liability/asset	37.7	39.2	8.4	3.2	2.1
Settlements	(35.8)	(35.7)	(8.0)	(3.0)	(7.2)
Balance as of September 30,	$9.6	$9.4	$1.5	$1.1	($0.4)

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

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2022 on equity securities still held as of September 30, 2022 were ($120) million and ($767) million, respectively. The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index. The debt securities are generally held in individual government and credit issuances.

The available-for-sale securities held as of September 30, 2022 and December 31, 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$1,626	$2	$232

2021
Debt Securities	$2,177	$65	$12

The unrealized gains/(losses) above are reported before deferred taxes of $2 million as of December 31, 2021 for debt securities. As of September 30, 2022, there were no deferred taxes on unrealized gains/(losses). The amortized cost of available-for-sale debt securities was $1,856 million as of September 30, 2022 and $2,125 million as of December 31, 2021.  As of September 30, 2022, available-for-sale debt securities had an average coupon rate of approximately 2.98%, an average duration of approximately 6.31 years, and an average maturity of approximately 10.38 years.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1,211	$165	$770	$8
More than 12 months	339	67	99	4
Total	$1,550	$232	$869	$12

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2022 and December 31, 2021 were as follows:

	2022	2021
	(In Millions)
Less than 1 year	$77	$—
1 year - 5 years	526	473
5 years - 10 years	456	655
10 years - 15 years	111	389
15 years - 20 years	139	130
20 years+	317	530
Total	$1,626	$2,177

During the three months ended September 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $119 million and $354 million, respectively.  During the three months ended September 30, 2022 and 2021, gross gains of $0.2 million and $8 million, respectively, and gross losses of $8 million and $2 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $755 million and $1,151 million, respectively.  During the nine months ended September 30, 2022 and 2021, gross gains of $2 million and $24 million, respectively, and gross losses of $36 million and $15 million, respectively, related to available-for-sale securities were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

The fair value of the Palisades decommissioning trust fund as of December 31, 2021 was $576 million. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Arkansas

Entergy Arkansas holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2022 and December 31, 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$461.1	$—	$73.7

2021
Debt Securities	$526.3	$11.4	$4.7

The amortized cost of available-for-sale debt securities was $534.8 million as of September 30, 2022 and $519.6 million as of December 31, 2021.  As of September 30, 2022, the available-for-sale debt securities had an average coupon rate of approximately 2.22%, an average duration of approximately 5.81 years, and an average maturity of approximately 7.16 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2022 on equity securities still held as of September 30, 2022 were ($35.3) million and ($229.2) million, respectively. The

Entergy Corporation and Subsidiaries
Notes to Financial Statements
equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$288.3	$40.5	$183.8	$2.9
More than 12 months	159.8	33.2	39.5	1.8
Total	$448.1	$73.7	$223.3	$4.7

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2022 and December 31, 2021 were as follows:

	2022	2021
	(In Millions)
Less than 1 year	$40.5	$—
1 year - 5 years	156.7	91.7
5 years - 10 years	180.1	217.4
10 years - 15 years	34.5	146.0
15 years - 20 years	30.8	35.7
20 years+	18.5	35.5
Total	$461.1	$526.3

During the three months ended September 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $17.2 million and $20.6 million, respectively.  During the three months ended September 30, 2022, there were no gross gains related to available-for-sale securities reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2021, gross gains of $0.7 million related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings. During the three months ended September 30, 2022 and 2021, gross losses of $2 million and $0.2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $33.1 million and $46.7 million, respectively.  During the nine months ended September 30, 2022 and 2021, gross gains of $0.1 million and $2.3 million, respectively, and gross losses of $2.5 million and $0.3 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy Louisiana

Entergy Louisiana holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2022 and December 31, 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$714.7	$1.8	$86.6

2021
Debt Securities	$794.2	$31.3	$3.3

The amortized cost of available-for-sale debt securities was $799.5 million as of September 30, 2022 and $766.3 million as of December 31, 2021.  As of September 30, 2022, the available-for-sale debt securities had an average coupon rate of approximately 3.67%, an average duration of approximately 6.65 years, and an average maturity of approximately 12.57 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2022 on equity securities still held as of September 30, 2022 were ($51.6) million and ($322.9) million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$579.8	$68.8	$206.9	$1.4
More than 12 months	76.5	17.8	42.9	1.9
Total	$656.3	$86.6	$249.8	$3.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements
The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2022 and December 31, 2021 were as follows:

	2022	2021
	(In Millions)
Less than 1 year	$29.3	$—
1 year - 5 years	184.7	157.8
5 years - 10 years	152.6	173.0
10 years - 15 years	67.9	123.0
15 years - 20 years	80.5	80.2
20 years+	199.7	260.2
Total	$714.7	$794.2

During the three months ended September 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $47.6 million and $20.5 million, respectively.  During the three months ended September 30, 2022 and 2021, gross gains of $0.2 million and $0.9 million, respectively, and gross losses of $2.8 million and $23.5 thousand, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $288.5 million and $191.4 million, respectively.  During the nine months ended September 30, 2022 and 2021, gross gains of $1.3 million and $5.6 million, respectively, and gross losses of $15 million and $3.4 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds equity securities and available-for-sale debt securities in nuclear decommissioning trust accounts.  The available-for-sale securities held as of September 30, 2022 and December 31, 2021 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2022
Debt Securities	$450.7	$0.1	$71.2

2021
Debt Securities	$524.5	$11.8	$2.9

The amortized cost of available-for-sale debt securities was $521.8 million as of September 30, 2022 and $515.6 million as of December 31, 2021.  As of September 30, 2022, the available-for-sale debt securities had an average coupon rate of approximately 2.67%, an average duration of approximately 6.30 years, and an average maturity of approximately 10.22 years.

The unrealized gains/(losses) recognized during the three and nine months ended September 30, 2022 on equity securities still held as of September 30, 2022 were ($33.2) million and ($215) million, respectively. The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale debt securities, summarized by length of time that the securities had been in a continuous loss position, were as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$342.7	$55.2	$276.6	$2.3
More than 12 months	102.2	16.0	11.3	0.6
Total	$444.9	$71.2	$287.9	$2.9

The fair value of available-for-sale debt securities, summarized by contractual maturities, as of September 30, 2022 and December 31, 2021 were as follows:

	2022	2021
	(In Millions)
Less than 1 year	$7.7	$—
1 year - 5 years	184.4	156.8
5 years - 10 years	123.6	161.8
10 years - 15 years	9.0	58.6
15 years - 20 years	27.6	1.9
20 years+	98.4	145.4
Total	$450.7	$524.5

During the three months ended September 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $54.6 million and $292.8 million, respectively.  During the three months ended September 30, 2022 and 2021, gross gains of $0.02 million and $5.9 million, respectively, and gross losses of $3 million and $2 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2022 and 2021, proceeds from the dispositions of available-for-sale securities amounted to $158.6 million and $468.5 million, respectively.  During the nine months ended September 30, 2022 and 2021, gross gains of $0.2 million and $9 million, respectively, and gross losses of $8.3 million and $3.8 million, respectively, related to available-for-sale securities were reclassified out of other regulatory liabilities/assets into earnings.

Allowance for expected credit losses

Entergy estimates the expected credit losses for its available-for-sale securities based on the current credit rating and remaining life of the securities.  To the extent an individual security is determined to be uncollectible, it is written off against this allowance.  Entergy’s available-for-sale securities are held in trusts managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Specifically, available-for-sale securities are subject to credit worthiness restrictions, with requirements for both the average credit rating of the portfolio and minimum credit ratings for individual debt securities.  As of September 30, 2022, Entergy did not have an allowance for expected credit losses related to available-for-sale securities. As of December 31, 2021, Entergy’s allowance for expected credit losses related to available-for-sale securities was $0.4 million. Entergy did not record any impairments of available-for-sale debt securities for the three months ended September 30, 2022. Entergy recorded $1.5 million in impairments

Entergy Corporation and Subsidiaries
Notes to Financial Statements
of available-for-sale debt securities for the nine months ended September 30, 2022. Entergy did not record any impairments of available-for-sale debt securities for the three and nine months ended September 30, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Millions)
Entergy	$16	$17	$50	$72
Entergy Arkansas	$—	$—	$—	$8
Entergy Louisiana	$6	$8	$25	$24
Entergy New Orleans	$—	$—	$1	$—
Entergy Texas	$10	$9	$24	$22
System Energy	$—	$—	$—	$18

Income Tax Audits

As a result of income tax audit adjustments proposed by the Arkansas Department of Finance and Administration, an Entergy Wholesale Commodities subsidiary recorded a provision in third quarter 2022 for uncertain tax positions of approximately $21 million, which includes interest expense.

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

Accordingly, the securitization provides for a tax accounting permanent difference resulting in a net reduction of income tax expense in second quarter 2022 of approximately $290 million, after taking into account a

Entergy Corporation and Subsidiaries
Notes to Financial Statements
provision for uncertain tax positions, by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was offset by other tax charges resulting in a net reduction of income tax expense of $283 million, after taking into account a provision for uncertain tax positions.

In recognition of its obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded in second quarter 2022 a $224 million ($165 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers. See Note 2 to the financial statements herein for discussion of the Entergy Louisiana securitization.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2022 were $354 million for Entergy, $62.2 million for Entergy Arkansas, $155.6 million for Entergy Louisiana, $22.6 million for Entergy Mississippi, $6.7 million for Entergy New Orleans, $37.8 million for Entergy Texas, and $29.9 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2021 were $723 million for Entergy, $35.6 million for Entergy Arkansas, $507.9 million for Entergy Louisiana, $26.5 million for Entergy Mississippi, $73.1 million for Entergy Texas, and $23.4 million for System Energy.

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

Restoration Law Trust I (the storm trust), a trust consolidated by Entergy Louisiana, is a variable interest entity and Entergy Louisiana is the primary beneficiary. The storm trust was established as part of the Act 293 securitization of Entergy Louisiana’s Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri restoration costs, as well as to establish a storm reserve to fund a portion of Hurricane Ida storm restoration costs. Entergy Louisiana is the primary beneficiary of the storm trust because it was created to facilitate the financing of Entergy Louisiana’s storm restoration costs and Entergy Louisiana is entitled to receive a majority of the proceeds received by the storm trust. As of September 30, 2022, the primary asset held by the storm trust is the $3.2 billion of outstanding Entergy Finance Company preferred membership interests, which is reflected as an investment in

Entergy Corporation and Subsidiaries
Notes to Financial Statements
affiliate preferred membership interests on the consolidated balance sheet of Entergy Louisiana. The holders of the securitization bonds do not have recourse to the assets or revenues of the trust or to any Entergy affiliate and the bonds are not reflected in the consolidated balance sheets of Entergy or Entergy Louisiana. The LURC’s 1% beneficial interest in the storm trust is presented as noncontrolling interest in the consolidated balance sheets of Entergy and Entergy Louisiana. See Note 2 to the financial statements herein for additional discussion of the securitization bonds and the preferred membership interests.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 5 to the financial statements in the Form 10-K. System Energy made payments under this arrangement, including interest, of $17.2 million in each of the nine months ended September 30, 2022 and the nine months ended September 30, 2021.

AR Searcy Partnership, LLC, is a tax equity partnership that qualifies as a variable interest entity, which Entergy Arkansas is required to consolidate as it is the primary beneficiary. See Note 14 to the financial statements in the Form 10-K for additional discussion on the establishment of AR Searcy Partnership, LLC and the acquisition of the Searcy Solar facility. The entity is a VIE because the membership interests do not give Entergy Arkansas or the third party tax equity investor substantive kick out rights typical of equity owners. Entergy Arkansas is the primary beneficiary of the partnership because it is the managing member and has the right to a majority of the operating income of the partnership. See Note 1 to the financial statements in the Form 10-K for discussion on the HLBV method of accounting used to account for Entergy Arkansas’s investment in AR Searcy Partnership, LLC. As of September 30, 2022, AR Searcy Partnership, LLC recorded assets equal to $136 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Arkansas’s ownership interest in the partnership was approximately $108.8 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

MS Sunflower Partnership, LLC, is a tax equity partnership that qualifies as a variable interest entity, which Entergy Mississippi is required to consolidate as it is the primary beneficiary. See Note 14 to the financial statements herein for additional discussion on the establishment of MS Sunflower Partnership, LLC and the acquisition of the Sunflower Solar facility. The entity is a VIE because the membership interests do not give Entergy Mississippi or the third party tax equity investor substantive kick out rights typical of equity owners. Entergy Mississippi is the primary beneficiary of the partnership because it is the managing member and has the right to a majority of the operating income of the partnership. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting used to account for Entergy Arkansas’s investment in AR Searcy Partnership, LLC which is the basis for treatment of Entergy Mississippi’s investment in MS Sunflower Partnership, LLC. As of September 30, 2022, MS Sunflower Partnership, LLC recorded assets equal to $105.2 million, primarily consisting of property, plant, and equipment, and the carrying value of Entergy Mississippi’s ownership interest in the partnership was approximately $104.9 million. The tax equity investor’s ownership interest is recorded as noncontrolling interest.

Entergy Corporation and Subsidiaries
Notes to Financial Statements
NOTE 13.  REVENUE (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating Revenues

See Note 19 to the financial statements in the Form 10-K for a discussion of revenue recognition.  Entergy’s total revenues for the three months ended September 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Utility:
Residential	$1,570,940	$1,291,645
Commercial	940,604	756,903
Industrial	1,109,245	814,685
Governmental	84,649	66,167
Total billed retail	3,705,438	2,929,400

Sales for resale (a)	311,479	135,220
Other electric revenues (b)	83,679	81,343
Revenues from contracts with customers	4,100,596	3,145,963
Other revenues (c)	9,462	14,006
Total electric revenues	4,110,058	3,159,969

Natural gas	46,548	31,254

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	61,898	158,608
Other revenues (c)	111	3,701
Total competitive businesses revenues	62,009	162,309

Total operating revenues	$4,218,615	$3,353,532

Entergy Corporation and Subsidiaries
Notes to Financial Statements
Entergy’s total revenues for the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Utility:
Residential	$3,592,025	$3,114,084
Commercial	2,290,893	1,958,284
Industrial	2,731,075	2,169,295
Governmental	209,044	184,576
Total billed retail	8,823,037	7,426,239

Sales for resale (a)	689,473	459,425
Other electric revenues (b)	420,710	348,683
Revenues from contracts with customers	9,933,220	8,234,347
Other revenues (c)	90,869	105,417
Total electric revenues	10,024,089	8,339,764

Natural gas	166,917	121,420

Entergy Wholesale Commodities:
Competitive businesses sales from contracts with customers (a)	294,432	537,402
Other revenues (c)	6,299	21,854
Total competitive businesses revenues	300,731	559,256

Total operating revenues	$10,491,737	$9,020,440

The Utility operating companies’ total revenues for the three months ended September 30, 2022 and 2021 were as follows:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$323,767	$618,056	$206,708	$116,968	$305,441
Commercial	165,609	402,027	150,137	75,083	147,748
Industrial	175,304	693,445	50,931	10,973	178,592
Governmental	6,104	28,022	14,837	27,406	8,280
Total billed retail	670,784	1,741,550	422,613	230,430	640,061
Sales for resale (a)	157,008	191,664	56,162	33,158	9,149
Other electric revenues (b)	35,478	61,549	(21,997)	(900)	10,895
Revenues from contracts with customers	863,270	1,994,763	456,778	262,688	660,105
Other revenues (c)	1,232	8,246	2,354	216	(549)
Total electric revenues	864,502	2,003,009	459,132	262,904	659,556
Natural gas	—	17,789	—	28,759	—
Total operating revenues	$864,502	$2,020,798	$459,132	$291,663	$659,556

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$294,797	$477,025	$184,479	$85,974	$249,370
Commercial	149,952	300,255	131,472	57,563	117,661
Industrial	155,714	477,439	40,671	8,574	132,287
Governmental	5,747	21,448	13,110	20,016	5,846
Total billed retail	606,210	1,276,167	369,732	172,127	505,164
Sales for resale (a)	76,576	98,830	35,199	23,290	25,329
Other electric revenues (b)	33,120	27,790	13,689	(3,258)	11,355
Revenues from contracts with customers	715,906	1,402,787	418,620	192,159	541,848
Other revenues (c)	6,777	4,950	1,699	787	(216)
Total electric revenues	722,683	1,407,737	420,319	192,946	541,632
Natural gas	—	12,971	—	18,283	—
Total operating revenues	$722,683	$1,420,708	$420,319	$211,229	$541,632

The Utility operating companies’ total revenues for the nine months ended September 30, 2022 and 2021 were as follows:

2022	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$750,762	$1,372,538	$503,351	$256,110	$709,264
Commercial	406,078	949,680	379,075	179,456	376,604
Industrial	420,788	1,681,628	133,826	26,462	468,371
Governmental	15,702	68,880	39,449	62,617	22,396
Total billed retail	1,593,330	4,072,726	1,055,701	524,645	1,576,635
Sales for resale (a)	384,175	422,596	121,328	96,523	44,927
Other electric revenues (b)	136,870	185,405	29,665	17,936	54,874
Revenues from contracts with customers	2,114,375	4,680,727	1,206,694	639,104	1,676,436
Other revenues (c)	6,022	57,461	6,926	2,530	20,193
Total electric revenues	2,120,397	4,738,188	1,213,620	641,634	1,696,629
Natural gas	—	64,367	—	102,550	—
Total operating revenues	$2,120,397	$4,802,555	$1,213,620	$744,184	$1,696,629

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2021	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)

Residential	$703,081	$1,153,428	$449,576	$212,586	$595,413
Commercial	367,556	787,255	331,052	156,454	315,967
Industrial	373,410	1,299,633	111,195	23,391	361,666
Governmental	14,538	61,611	34,526	54,708	19,193
Total billed retail	1,458,585	3,301,927	926,349	447,139	1,292,239
Sales for resale (a)	256,411	253,600	119,559	40,796	118,944
Other electric revenues (b)	125,912	127,444	54,029	2,894	42,461
Revenues from contracts with customers	1,840,908	3,682,971	1,099,937	490,829	1,453,644
Other revenues (c)	15,435	59,008	6,041	1,026	(1,358)
Total electric revenues	1,856,343	3,741,979	1,105,978	491,855	1,452,286
Natural gas	—	53,971	—	67,449	—
Total operating revenues	$1,856,343	$3,795,950	$1,105,978	$559,304	$1,452,286

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
(b)Other electric revenues consist primarily of transmission and ancillary services provided to participants of an ISO-administered market, unbilled revenue, and certain customer credits as directed by regulators.
(c)Other revenues include the equity component of carrying costs related to securitization, settlement of financial hedges, occasional sales of inventory, alternative revenue programs, provisions for revenue subject to refund, and late fees.

Allowance for doubtful accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of expected losses on its accounts receivable balances. Due to the essential nature of utility services, Entergy has historically experienced a low rate of default on its accounts receivables. Due to the effect of the COVID-19 pandemic on customer receivables, however, Entergy recorded an increase in 2020 in its allowance for doubtful accounts. The following tables set forth a reconciliation of changes in the allowance for doubtful accounts for the nine months ended September 30, 2022 and 2021.

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2021	$68.6	$13.1	$29.2	$7.2	$13.3	$5.8
Provisions (a)	28.8	12.1	8.3	1.5	4.0	2.9
Write-offs	(95.1)	(27.3)	(38.1)	(9.8)	(11.7)	(8.2)
Recoveries	28.4	8.4	10.5	3.2	3.8	2.5
Balance as of September 30, 2022	$30.7	$6.3	$9.9	$2.1	$9.4	$3.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Entergy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of December 31, 2020	$117.7	$18.3	$45.7	$19.5	$17.4	$16.8
Provisions (b)	43.4	20.0	17.7	2.1	2.0	1.6
Write-offs	(72.5)	(21.4)	(28.3)	(11.8)	(1.3)	(9.7)
Recoveries	7.5	2.1	3.0	1.6	0.5	0.3
Balance as of September 30, 2021	$96.1	$19.0	$38.1	$11.4	$18.6	$9.0
(a)Provisions include estimated incremental bad debt expenses, and revisions to those estimates, resulting from the COVID-19 pandemic of ($6.4) million for Entergy, $6.4 million for Entergy Arkansas, ($8.5) million for Entergy Louisiana, ($3.0) million for Entergy New Orleans, and ($1.3) million for Entergy Texas that have been deferred as regulatory assets. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the COVID-19 orders issued by retail regulators.
(b)Provisions include estimated incremental bad debt expenses, and revisions to those estimates, resulting from the COVID-19 pandemic of $23.8 million for Entergy, $14.0 million for Entergy Arkansas, $10.4 million for Entergy Louisiana, ($0.1) million for Entergy Mississippi, and ($0.5) million for Entergy New Orleans that have been deferred as regulatory assets. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the COVID-19 orders issued by retail regulators.

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

NOTE 14.  ACQUISITIONS AND DISPOSITIONS (Entergy Corporation and Entergy Mississippi)

Acquisitions

Sunflower Solar

In November 2018, Entergy Mississippi entered into an agreement for the purchase of an approximately 100 MW solar photovoltaic facility to be sited on approximately 1,000 acres in Sunflower County, Mississippi. The project, Sunflower Solar facility, was being built by Sunflower County Solar Project, LLC, an indirect subsidiary of Recurrent Energy, LLC. In December 2018, Entergy Mississippi filed a joint petition with Sunflower County Solar Project with the MPSC for Sunflower County Solar Project to construct and for Entergy Mississippi to acquire and thereafter own, operate, improve, and maintain the solar facility. In March 2020, Entergy Mississippi filed supplemental testimony addressing questions and observations raised in August 2019 by consultants retained by the Mississippi Public Utilities Staff and proposing an alternative structure for the transaction that would reduce its cost. In April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility, subject to certain conditions, including: (i) that Entergy Mississippi pursue a tax equity partnership structure through which the partnership would acquire and own the facility under the build-own-transfer agreement and (ii) that if Entergy Mississippi does not consummate the partnership structure under the terms of the order, there will be a cap of $136 million on the level of recoverable costs. In April 2022, Entergy Mississippi confirmed mechanical completion of the Sunflower Solar facility. Pursuant to the MPSC’s April 2020 order, MS Sunflower Partnership, LLC was formed for the tax equity partnership with Entergy Mississippi as its managing member. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that

Entergy Corporation and Subsidiaries
Notes to Financial Statements
were then used to make an initial payment of $105 million for acquisition of the facility. Substantial completion of the Sunflower Solar facility was accepted by Entergy Mississippi in September 2022. A final payment is currently expected in fourth quarter 2022. Commercial operation at the Sunflower Solar facility commenced in September 2022.

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

NOTE 15.  ASSET RETIREMENT OBLIGATIONS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations. The following are updates to that discussion.

Nuclear Plant Decommissioning

In the third quarter 2022, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study. The revised estimate resulted in a $5.4 million reduction in its decommissioning cost liability, along with a corresponding reduction in the related asset retirement obligation cost asset that will be depreciated over the remaining life of the unit.

Coal Combustion Residuals

In the third quarter 2022, revisions to the Big Cajun 2 coal combustion residuals asset retirement obligations were made as a result of revised closure and post-closure cost estimates. The revised estimates resulted in increases of $2.8 million at Entergy Louisiana and $2.1 million at Entergy Texas in decommissioning cost liabilities, along with corresponding increases in related asset retirement obligations cost assets that will be depreciated over the remaining useful life of the unit.
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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2022, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2022 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2022 Compared to Third Quarter 2021

Net income decreased $5.5 million primarily due to higher other operation and maintenance expenses and higher depreciation and amortization expenses, partially offset by higher retail electric price and higher volume/weather.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net income decreased $26.5 million primarily due to higher other operation and maintenance expenses, the reversal in 2021 of the remaining $38.8 million regulatory liability for the formula rate plan 2019 historical year netting adjustment, and higher depreciation and amortization expenses, partially offset by higher retail electric price and higher volume/weather.

Operating Revenues

Third Quarter 2022 Compared to Third Quarter 2021

Following is an analysis of the change in operating revenues comparing the third quarter 2022 to the third quarter 2021:

Amount
(In Millions)
2021 operating revenues	$722.7
Fuel, rider, and other revenues that do not significantly affect net income	110.2
Retail electric price	19.2
Volume/weather	12.4
2022 operating revenues	$864.5

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

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy Arkansas for the three months ended September 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	2,395	2,298	4
Commercial	1,709	1,649	4
Industrial	2,361	2,391	(1)
Governmental	65	66	(2)
Total retail	6,530	6,404	2
Sales for resale:
Associated companies	482	642	(25)
Non-associated companies	1,938	1,569	24
Total	8,950	8,615	4

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021:

Amount
(In Millions)
2021 operating revenues	$1,856.3
Fuel, rider, and other revenues that do not significantly affect net income	172.1
Retail electric price	56.5
Volume/weather	27.5
Return of unprotected excess accumulated deferred income taxes to customers	8.0
2022 operating revenues	$2,120.4

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

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales and an increase in demand charges as a result of a new contract with an industrial customer in the primary metals industry, partially offset by a decrease in weather-adjusted residential usage.

The return of unprotected excess accumulated deferred income taxes to customers resulted from the return of unprotected excess accumulated deferred income taxes through a tax adjustment rider beginning in April 2018. For the nine months ended September 30, 2021, $8 million was returned to customers. There is no effect on net

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
income as the reduction in operating revenues was offset by a reduction in income tax expense. See Note 2 to the financial statements in the Form 10-K for further discussion of regulatory activity regarding the Tax Cuts and Jobs Act.

Total electric energy sales for Entergy Arkansas for the nine months ended September 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	6,307	6,241	1
Commercial	4,398	4,284	3
Industrial	6,468	6,463	—
Governmental	175	176	(1)
Total retail	17,348	17,164	1
Sales for resale:
Associated companies	1,418	1,763	(20)
Non-associated companies	5,339	5,300	1
Total	24,105	24,227	(1)

See Note 13 to the financial statements herein for additional discussion of Entergy Arkansas’s operating revenues.

Other Income Statement Variances

Third Quarter 2022 Compared to Third Quarter 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $12.3 million in power delivery expenses primarily due to higher vegetation maintenance costs and higher reliability costs;
•an increase of $6.2 million in nuclear generation expenses primarily due to higher nuclear labor costs and a higher scope of work performed in 2022 as compared to 2021;
•an increase of $5.7 million in compensation and benefits costs primarily due to the timing of incentive-based compensation accruals as compared to prior year; and
•an increase of $2.8 million in energy efficiency expenses primarily due to the timing of recovery from customers, partially offset by lower energy efficiency costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Searcy Solar facility, which was placed in service in December 2021.

Other regulatory charges (credits) - net includes a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of the ANO 1 and ANO 2 decommissioning trust funds in 2021.

Net loss attributable to noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Searcy Solar facility under HLBV accounting. Entergy Arkansas recorded a regulatory charge of $0.8 million in third quarter 2022 to defer the difference between

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $12.7 million in nuclear generation expenses primarily due to a higher scope of work performed in 2022 as compared to 2021 and higher nuclear labor costs;
•an increase of $11.7 million in power delivery expenses primarily due to higher reliability costs, higher vegetation maintenance costs, and higher safety and training costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $7.1 million in non-nuclear generation expenses primarily due to a higher scope of work, including during plant outages, performed in 2022 as compared to 2021;
•an increase of $5.9 million in energy efficiency expenses due to the timing of recovery from customers, partially offset by lower energy efficiency costs;
•an increase of $5 million in compensation and benefits costs primarily due to the timing of incentive-based compensation accruals as compared to prior year; and
•an increase of $4 million in customer service center support costs primarily due to higher contract costs.

Taxes other than income taxes increased primarily due to increases in franchise taxes, increases in employment taxes, and increases in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Searcy Solar facility, which was placed in service in December 2021.

Other regulatory charges (credits) - net includes the reversal in 2021 of the remaining $38.8 million regulatory liability for the 2019 historical year netting adjustment as part of its 2020 formula rate plan proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2020 formula rate plan filing. In addition, Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and nuclear decommissioning trust earnings plus asset retirement obligation-related costs collected in revenue.

Other income decreased primarily due to changes in decommissioning trust fund activity, including portfolio rebalancing of the ANO 1 and ANO 2 decommissioning trust funds in 2021.

Interest expense increased primarily due to the issuance of $200 million of 4.20% Series mortgage bonds in March 2022 and the issuance of $400 million of 3.35% Series mortgage bonds in March 2021, partially offset by the repayment of $350 million of 3.75% Series mortgage bonds in February 2021.

Net loss attributable to noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Searcy Solar facility under HLBV accounting. Entergy Arkansas recorded a regulatory charge of $3 million for the nine months ended September 30, 2022 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Income Taxes

The effective income tax rates were 24.4% for the third quarter 2022 and 23.4% for the nine months ended September 30, 2022. The differences in the effective income tax rates for the third quarter 2022 and the nine months ended September 30, 2022 versus the federal statutory rate of 21% were primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

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

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Inflation Reduction Act of 2022.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$12,915	$192,128

Net cash provided by (used in):
Operating activities	675,357	453,077
Investing activities	(579,122)	(546,953)
Financing activities	(30,019)	(915)
Net increase (decrease) in cash and cash equivalents	66,216	(94,791)

Cash and cash equivalents at end of period	$79,131	$97,337

Operating Activities

Net cash flow provided by operating activities increased $222.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•higher collections from customers;
•the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein for a discussion of fuel and purchased power cost recovery;
•a decrease in spending of $25.7 million on nuclear refueling outages in 2022; and

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•a decrease of $20.4 million in pension contributions in 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” herein and in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The increase was partially offset by payments to vendors, including timing and increase in cost of operations.

Investing Activities

Net cash flow used in investing activities increased $32.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•an increase of $55.9 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2022 and increased investment in the reliability and infrastructure of Entergy Arkansas’s distribution system, partially offset by lower spending in 2022 on advanced metering infrastructure; and
•an increase of $13.4 million in decommissioning trust fund investment activity.

The increase was partially offset by a decrease of $36.5 million as a result of fluctuations in nuclear fuel activity primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Financing Activities

Net cash flow used in financing activities increased $29.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•the issuance of $400 million of 3.35% Series mortgage bonds in March 2021;
•money pool activity;
•an increase of $61 million in common equity distributions paid in 2022 as compared to 2021 in order to maintain Entergy Arkansas’s capital structure; and
•lower prepaid deposits of $41.3 million related to contributions-in-aid-of-construction reimbursement agreements in 2022 as compared to 2021.

The increase was partially offset by:

•the repayment, at maturity, of $350 million of 3.75% Series mortgage bonds in February 2021;
•the issuance of $200 million of 4.20% Series mortgage bonds in March 2022; and
•the repayment, at maturity, of $45 million of 2.375% Series governmental bonds in January 2021.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased $139.9 million for the nine months ended September 30, 2022. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Capital Structure

Entergy Arkansas’s debt to capital ratio is shown in the following table.

	September 30, 2022	December 31, 2021
Debt to capital	52.6%	52.6%
Effect of subtracting cash	(0.5%)	—%
Net debt to net capital	52.1%	52.6%

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

Entergy Arkansas is developing its capital investment plan for 2023 through 2025 and currently anticipates making $3.8 billion in capital investments during that period. The preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy Arkansas’s portfolio, including Walnut Bend Solar, West Memphis Solar, and Driver Solar; investments in ANO 1 and 2; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

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

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
(In Thousands)
$1,808	($139,904)	$7,301	$3,110

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in June 2027. Entergy Arkansas also has a $25 million credit facility scheduled to expire in April 2023. The $150 million credit facility includes fronting commitments for the issuance of letters of credit against $5 million of the borrowing

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
capacity of the facility. As of September 30, 2022, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2022, $5.6 million in letters of credit were outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for further discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in June 2025.  As of September 30, 2022, there were no loans outstanding under the credit facility for the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for further discussion of the nuclear fuel company variable interest entity credit facility.

Walnut Bend Solar

As discussed in the Form 10-K, the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In January 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Closing was expected to occur in 2022. The counter-party notified Entergy Arkansas that it was terminating the project, though it was willing to consider an alternative for the site. Entergy Arkansas disputed the right of termination. Negotiations are ongoing, including with respect to updates arising as a result of the Inflation Reduction Act of 2022, and the updates would require additional APSC approval. At this time the project is expected to achieve commercial operation in 2024.

West Memphis Solar

As discussed in the Form 10-K, in October 2021 the APSC directed Entergy Arkansas to file a report within 180 days detailing its efforts to obtain a tax equity partnership. In April 2022, Entergy Arkansas filed its tax equity partnership status report and will file subsequent reports until a tax equity partnership is obtained or a tax equity partnership is no longer sought. Closing had been expected to occur in 2023. The counter-party notified Entergy Arkansas that it was seeking changes to certain terms of the build-own-transfer agreement, including both cost and schedule. Negotiations are ongoing, including with respect to updates arising as a result of the Inflation Reduction Act of 2022, and the updates would require additional APSC approval. At this time the project is expected to achieve commercial operation in 2024.

Driver Solar

In April 2022, Entergy Arkansas filed a petition with the APSC seeking a finding that the purchase of the 250 MW Driver Solar facility is in the public interest and requested cost recovery through the formula rate plan rider. The APSC established a procedural schedule with a hearing scheduled in June 2022, but the parties later agreed to waive the hearing and submit the matter to the APSC for a decision consistent with the filed record. In August 2022 the APSC granted Entergy Arkansas’s petition and approved the acquisition of Driver Solar and cost recovery through the formula rate plan rider. In addition, the APSC directed Entergy Arkansas to inform the APSC as to the status of a tax equity partnership once construction is commenced. The parties are evaluating the effects of certain matters related to the Inflation Reduction Act of 2022, including with respect to the viability of a tax equity partnership. The facility is expected to be in service by the end of 2024.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Retail Rates

2022 Formula Rate Plan Filing

In July 2022, Entergy Arkansas filed with the APSC its 2022 formula rate plan filing to set its formula rate for the 2023 calendar year. The filing contained an evaluation of Entergy Arkansas’s earnings for the projected year 2023 and a netting adjustment for the historical year 2021. The filing showed that Entergy Arkansas’s earned rate of return on common equity for the 2023 projected year is 7.40% resulting in a revenue deficiency of $104.8 million. The earned rate of return on common equity for the 2021 historical year was 8.38% resulting in a $15.2 million netting adjustment. The total proposed revenue change for the 2023 projected year and 2021 historical year netting adjustment is $119.9 million. By operation of the formula rate plan, Entergy Arkansas’s recovery of the revenue requirement is subject to a four percent annual revenue constraint. Because Entergy Arkansas’s revenue requirement in this filing exceeded the constraint, the resulting increase is limited to $79.3 million. In October 2022 other parties filed their testimony recommending various adjustments to Entergy Arkansas’s overall proposed revenue deficiency, and Entergy Arkansas filed a response including an update to actual revenues through August 2022, which raised the constraint to $79.8 million. In November 2022, Entergy Arkansas filed with the APSC a settlement agreement reached with other parties resolving all issues in the proceeding. As a result of the settlement agreement, the total proposed revenue change is $102.8 million, including a $87.7 million increase for the 2023 projected year and a $15.2 million netting adjustment. Because Entergy Arkansas’s revenue requirement exceeded the constraint, the resulting increase is limited to $79.8 million. The APSC will rule on the settlement at a later date. A hearing is currently scheduled for November 2022.

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

Opportunity Sales Proceeding

As discussed in the Form 10-K, in September 2020, Entergy Arkansas filed a complaint in the U.S. District Court for the Eastern District of Arkansas challenging the APSC’s order denying Entergy Arkansas’s request to recover the costs of the opportunity sales payments made to the other Utility operating companies. In October 2020 the APSC filed a motion to dismiss Entergy Arkansas’s complaint. In March 2022 the court denied the APSC’s motion to dismiss and, in April 2022, issued a scheduling order including a trial date in February 2023. In June 2022, Entergy Arkansas filed a motion asserting that it is entitled to summary judgment because Entergy Arkansas’s position that the APSC’s order is pre-empted by the filed rate doctrine and violates the Dormant Commerce Clause is premised on facts that are not subject to genuine dispute. In July 2022, Arkansas Electric Energy Consumers, Inc., an industrial customer association, filed a motion to intervene and to hold Entergy Arkansas’s motion for summary judgment in abeyance pending a ruling on the motion to intervene. Entergy Arkansas filed a consolidated opposition to both motions. In August 2022 the APSC filed a motion for summary judgement arguing that there is no genuine issue as to any material fact and the APSC is entitled to judgement as a matter of law. In September 2022, Entergy Arkansas filed an opposition to the motion. In October 2022 the APSC filed a motion asking the court to hold further proceedings in abeyance pending a decision on the motions for summary judgment filed by Entergy Arkansas and the APSC. Also in October 2022, Entergy Arkansas filed an opposition to the motion, and the APSC filed a reply in support of its motion for summary judgment.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Net Metering Legislation

As discussed in the Form 10-K, an Arkansas law was enacted effective July 2019 that, among other things, expands the definition of a “net metering customer” to include two additional types of customers: (1) customers that lease net metering facilities, subject to certain leasing arrangements, and (2) government entities or other entities exempt from state and federal income taxes that enter into a service contract for a net metering facility. The latter provision allows eligible entities, many of whom are small and large general service customers, to purchase renewable energy directly from third party providers and receive bill credits for these purchases. The APSC was given authority under this law to address certain matters, such as cost shifting and the appropriate compensation for net metered energy and initiated proceedings for this purpose. Because of the size and number of customers eligible under this new law, there is a risk of loss of load and the shifting of costs to customers. A hearing was held in December 2019, with utilities, including Entergy Arkansas, cooperatives, the Arkansas Attorney General, and industrial customers advocating the need for establishment of a reasonable rate structure that takes into account impacts to non-net metering customers; an additional hearing was conducted in February 2020 for purposes of public comment only. The APSC issued an order in June 2020, and in July 2020 several parties, including Entergy Arkansas, filed for rehearing on multiple grounds, including for the reasons that it imposes an unreasonable rate structure and allows facilities to net meter that do not meet the statutory definition of net metering facilities. After granting the rehearing requests, the APSC issued an order in September 2020 largely upholding its June 2020 order. In October 2020, Entergy Arkansas and several other parties filed an appeal of the APSC’s September 2020 order. In January 2021, Entergy Arkansas, pursuant to an APSC order, filed an updated net metering tariff, which was approved in February 2021. In May 2021, Entergy Arkansas filed a motion to dismiss its pending judicial appeal of the APSC’s September 2020 order on rehearing in the proceeding addressing its net metering rules. In June 2021 the Arkansas Court of Appeals granted the motion and dismissed Entergy Arkansas’s appeal, although other appeals of the September 2020 APSC order remained before the court. In May 2022 the court issued an order affirming the APSC’s decision in part and reversing in part. In June 2022 the APSC sought rehearing from the court with respect to the court’s ruling on a grid charge, which the court of appeals denied in July 2022. One of the cooperative appellants filed a further appeal to the Arkansas Supreme Court in July 2022, which the court decided not to hear.

In September 2022 the APSC opened a rulemaking concerning proposed amendments to the net metering rules to address the expiration on December 31, 2022 of the automatic grandfathering of the existing net metering rate structure. Entergy Arkansas and other utility parties filed initial briefs and comments setting forth that the statute imposing the expiration of the automatic grandfathering is not ambiguous and that the APSC does not have the authority to extend the grandfathering period, and the hearing was held in October 2022. Also in September 2022 the APSC opened another proceeding to investigate the issue of potential cost shifting arising as a result of net metering. Investor owned utilities and some cooperatives were required to make and did make filings in October 2022 with supporting documentation as to the amount and extent of cost shifting and the manner in which they would design tariffs to recover those costs on behalf of non-net metering customers. Responses to the utility and cooperative filings are due in January 2023.

Green Promise Renewable Tariff

As discussed in the Form 10-K, in July 2021, Entergy Arkansas filed a proposed green tariff designed to help participating customers meet their renewable and sustainability goals and to enhance economic development efforts in Arkansas. The total proposed amount of solar capacity requested to be available under this tariff was up to 200 MW. In May 2022 the APSC found Entergy Arkansas’s proposal for the tariff to be just and reasonable for an initial offering of 100 MW of solar capacity, and in June 2022 the APSC approved Entergy Arkansas’s compliance tariff filing.

Entergy Arkansas, LLC and Subsidiaries
Management's Financial Discussion and Analysis
COVID-19 Orders

See the Form 10-K for discussion of APSC orders issued in light of the COVID-19 pandemic. As of September 30, 2022, Entergy Arkansas had a regulatory asset of $39 million for costs associated with the COVID-19 pandemic.

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

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$864,502	$722,683	$2,120,397	$1,856,343

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	210,099	94,580	499,119	295,317
Purchased power	74,941	74,579	182,621	206,248
Nuclear refueling outage expenses	14,259	13,207	42,539	39,389
Other operation and maintenance	204,199	175,236	548,775	503,242
Decommissioning	20,731	19,567	61,288	57,847
Taxes other than income taxes	39,545	36,892	104,819	96,741
Depreciation and amortization	96,746	90,887	288,904	269,442
Other regulatory charges (credits) - net	(27,054)	31,988	(69,114)	(27,649)
TOTAL	633,466	536,936	1,658,951	1,440,577

OPERATING INCOME	231,036	185,747	461,446	415,766

OTHER INCOME
Allowance for equity funds used during construction	4,811	4,113	11,786	10,714
Interest and investment income	4,284	53,661	13,444	78,809
Miscellaneous - net	(6,356)	(4,805)	(16,640)	(15,968)
TOTAL	2,739	52,969	8,590	73,555

INTEREST EXPENSE
Interest expense	38,123	35,452	111,622	104,862
Allowance for borrowed funds used during construction	(1,912)	(1,793)	(4,684)	(4,655)
TOTAL	36,211	33,659	106,938	100,207

INCOME BEFORE INCOME TAXES	197,564	205,057	363,098	389,114

Income taxes	48,217	50,166	85,074	84,593

NET INCOME	149,347	154,891	278,024	304,521

Net loss attributable to noncontrolling interest	(724)	—	(2,640)	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$150,071	$154,891	$280,664	$304,521

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$278,024	$304,521
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	403,929	380,481
Deferred income taxes, investment tax credits, and non-current taxes accrued	85,012	105,147
Changes in assets and liabilities:
Receivables	(129,679)	(107,075)
Fuel inventory	7,430	26,521
Accounts payable	77,849	15,485
Taxes accrued	(4,838)	(19,899)
Interest accrued	32,360	25,616
Deferred fuel costs	(27,724)	(113,004)
Other working capital accounts	13,963	(26,618)
Provisions for estimated losses	(1,840)	(1,266)
Other regulatory assets	(54,449)	74,022
Other regulatory liabilities	(305,972)	(46,061)
Pension and other postretirement liabilities	(58,966)	(81,913)
Other assets and liabilities	360,258	(82,880)
Net cash flow provided by operating activities	675,357	453,077

INVESTING ACTIVITIES
Construction expenditures	(552,919)	(495,203)
Allowance for equity funds used during construction	11,786	10,714
Payment for purchase of assets	(1,044)	—
Nuclear fuel purchases	(56,984)	(72,528)
Proceeds from sale of nuclear fuel	37,198	16,239
Proceeds from nuclear decommissioning trust fund sales	174,893	434,674
Investment in nuclear decommissioning trust funds	(190,244)	(436,658)
Changes in money pool receivable - net	(1,808)	(4,191)
Net cash flow used in investing activities	(579,122)	(546,953)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	225,625	708,126
Retirement of long-term debt	(21,316)	(717,214)
Distributions to noncontrolling interest	(480)	—
Change in money pool payable - net	(139,904)	—
Common equity distributions paid	(86,000)	(25,000)
Other	(7,944)	33,173
Net cash flow used in financing activities	(30,019)	(915)

Net increase (decrease) in cash and cash equivalents	66,216	(94,791)
Cash and cash equivalents at beginning of period	12,915	192,128
Cash and cash equivalents at end of period	$79,131	$97,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$77,625	$77,434

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,237	$8,155
Temporary cash investments	76,894	4,760
Total cash and cash equivalents	79,131	12,915
Accounts receivable:
Customer	182,061	154,412
Allowance for doubtful accounts	(6,328)	(13,072)
Associated companies	49,565	29,587
Other	100,389	51,064
Accrued unbilled revenues	129,454	101,663
Total accounts receivable	455,141	323,654
Deferred fuel costs	136,454	108,862
Fuel inventory - at average cost	43,462	50,892
Materials and supplies - at average cost	275,879	247,980
Deferred nuclear refueling outage costs	30,985	65,318
Prepayments and other	28,604	14,863
TOTAL	1,049,656	824,484

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,141,672	1,438,416
Other	789	947
TOTAL	1,142,461	1,439,363

UTILITY PLANT
Electric	13,834,015	13,578,297
Construction work in progress	458,037	241,127
Nuclear fuel	147,202	182,055
TOTAL UTILITY PLANT	14,439,254	14,001,479
Less - accumulated depreciation and amortization	5,682,785	5,472,296
UTILITY PLANT - NET	8,756,469	8,529,183

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	1,744,127	1,689,678
Deferred fuel costs	68,883	68,751
Other	15,581	13,660
TOTAL	1,828,591	1,772,089

TOTAL ASSETS	$12,777,177	$12,565,119

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$250,000	$—
Accounts payable:
Associated companies	101,051	217,310
Other	299,400	190,476
Customer deposits	100,085	92,511
Taxes accrued	84,752	89,590
Interest accrued	49,468	17,108
Other	53,134	38,901
TOTAL	937,890	645,896

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,506,970	1,416,201
Accumulated deferred investment tax credits	28,398	29,299
Regulatory liability for income taxes - net	436,733	431,655
Other regulatory liabilities	432,264	743,314
Decommissioning	1,451,698	1,390,410
Accumulated provisions	75,244	77,084
Pension and other postretirement liabilities	126,722	185,789
Long-term debt	3,914,866	3,958,862
Other	98,993	110,754
TOTAL	8,071,888	8,343,368

Commitments and Contingencies

EQUITY
Member's equity	3,737,409	3,542,745
Noncontrolling interest	29,990	33,110
TOTAL	3,767,399	3,575,855

TOTAL LIABILITIES AND EQUITY	$12,777,177	$12,565,119

See Notes to Financial Statements.

ENTERGY ARKANSAS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
	(In Thousands)

Balance at December 31, 2020	$—	$3,276,169	$3,276,169

Net income	—	93,037	93,037
Balance at March 31, 2021	—	3,369,206	3,369,206

Net income	—	56,593	56,593
Balance at June 30, 2021	—	3,425,799	3,425,799

Net income	—	154,891	154,891
Common equity distributions	—	(25,000)	(25,000)
Balance at September 30, 2021	$—	$3,555,690	$3,555,690

Balance at December 31, 2021	$33,110	$3,542,745	$3,575,855

Net income (loss)	(1,387)	66,954	65,567
Balance at March 31, 2022	31,723	3,609,699	3,641,422

Net income (loss)	(529)	63,639	63,110
Common equity distributions	—	(36,000)	(36,000)
Distributions to noncontrolling interest	(190)	—	(190)
Balance at June 30, 2022	31,004	3,637,338	3,668,342

Net income (loss)	(724)	150,071	149,347
Common equity distributions	—	(50,000)	(50,000)
Distributions to noncontrolling interest	(290)	—	(290)
Balance at September 30, 2022	$29,990	$3,737,409	$3,767,399

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2022 Compared to Third Quarter 2021

Net income increased $49.9 million primarily due to higher volume/weather, higher retail electric price, and higher other income, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest expense.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net income increased $206.9 million primarily due to the net effects of Entergy Louisiana’s storm cost securitization, including a $290 million reduction in income tax expense, partially offset by a $224.4 million ($165.4 million net-of-tax) regulatory charge to reflect its obligation to share the benefits of the securitization with customers. Also contributing to the net income increase was higher volume/weather and higher retail electric price, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher interest expense, and higher taxes other than income taxes. See Note 2 to the financial statements herein for further discussion of the securitization.

Operating Revenues

Third Quarter 2022 Compared to Third Quarter 2021

Following is an analysis of the change in operating revenues comparing the third quarter 2022 to the third quarter 2021:

Amount
(In Millions)
2021 operating revenues	$1,420.7
Fuel, rider, and other revenues that do not significantly affect net income	509.3
Volume/weather	51.6
Retail electric price	39.2
2022 operating revenues	$2,020.8

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase of 1,587 GWh, or 11%, in electricity usage across all customer classes, including the effects of Hurricane Ida in third quarter 2021. The increase in industrial usage was primarily due to an increase in demand from expansion projects, primarily in the chemicals, petroleum refining, and transportation industries, an increase in demand from small industrial customers, and an increase in demand from cogeneration customers. The increase was partially offset by a decrease in demand from existing customers, primarily in the chemicals industry as a result of supply issues and in the petroleum refining industry as a

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
result of a permanent plant shutdown due to Hurricane Ida. The increase in weather-adjusted commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in third quarter 2021. The increased usage from these industrial and commercial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

The retail electric price variance is primarily due to increases in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2021 and September 2022. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

Total electric energy sales for Entergy Louisiana for the three months ended September 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	4,284	3,904	10
Commercial	3,186	2,802	14
Industrial	8,265	7,470	11
Governmental	220	192	15
Total retail	15,955	14,368	11
Sales for resale:
Associated companies	1,449	1,397	4
Non-associated companies	1,310	803	63
Total	18,714	16,568	13

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021:

Amount
(In Millions)
2021 operating revenues	$3,795.9
Fuel, rider, and other revenues that do not significantly affect net income	798.2
Volume/weather	96.1
Retail electric price	74.9
Storm restoration carrying costs	37.5
2022 operating revenues	$4,802.6

Entergy Louisiana’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to an increase of 3,057 GWh, or 7.4%, in electricity usage across all customer classes, including the effect of more favorable weather on residential sales. The increase in

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
weather-adjusted commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in 2021. The increase in industrial usage was primarily due to an increase in demand from expansion projects, primarily in the chemicals, petroleum refining, and transportation industries, an increase in demand from cogeneration customers, an increase in demand from small industrial customers, and an increase in demand from existing customers, primarily in the chemicals and pulp and paper industries as a result of prior year temporary plant shutdowns, partially offset by a decrease in demand in the petroleum refining industry as a result of a permanent plant shutdown due to Hurricane Ida. The increased usage from these industrial customers has a relatively smaller effect on operating revenues because a larger portion of the revenues from those customers comes from fixed charges.

The retail electric price variance is primarily due to increases in formula rate plan revenues, including increases in the distribution and transmission recovery mechanisms, effective September 2021 and September 2022. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan proceedings.

Storm restoration carrying costs represent the equity component of storm restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of the Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida restoration costs in May 2022. See Note 2 to the financial statements herein for a discussion of the securitization.

Total electric energy sales for Entergy Louisiana for the nine months ended September 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	11,177	10,500	6
Commercial	8,486	7,838	8
Industrial	24,018	22,314	8
Governmental	619	591	5
Total retail	44,300	41,243	7
Sales for resale:
Associated companies	4,105	3,523	17
Non-associated companies	2,632	1,741	51
Total	51,037	46,507	10

See Note 13 to the financial statements herein for additional discussion of Entergy Louisiana’s operating revenues.

Other Income Statement Variances

Third Quarter 2022 Compared to Third Quarter 2021

Other operation and maintenance expenses increased primarily due to:

•a gain of $14.8 million, recorded in the third quarter 2021, on the sale of a pipeline;
•an increase of $12.8 million in nuclear generation expenses primarily due to a higher scope of work performed in 2022 as compared to prior year and higher nuclear labor costs;
•an increase of $9.1 million in power delivery expenses primarily due to higher reliability costs and higher vegetation maintenance costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•an increase of $8.5 million in compensation and benefits costs primarily due to the timing of incentive-based compensation accruals as compared to prior year;
•an increase of $6.1 million in bad debt expense, including the deferral in 2021 of bad debt expense resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for discussion of regulatory activity associated with the COVID-19 pandemic; and
•several individually insignificant items.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase of $23.5 million in affiliated dividend income resulting from the storm trust’s investment of securitization proceeds in affiliated preferred membership interests, partially offset by the liquidation of Entergy Louisiana’s investment in affiliated preferred membership interests acquired in connection with previous securitizations of storm restoration costs. The increase was partially offset by changes in decommissioning trust fund activity. See Note 2 to the financial statements herein for discussion of the securitization.

Interest expense increased primarily due to the issuance of $500 million of 4.75% Series mortgage bonds in August 2022 and the issuance of $1 billion of 0.95% Series mortgage bonds in October 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $25.6 million in power delivery expenses primarily due to higher vegetation maintenance costs, higher reliability costs, and higher safety and training costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems;
•an increase of $17.5 million in nuclear generation expenses primarily due to a higher scope of work performed and higher nuclear labor costs in 2022, partially offset by spending in 2021 on sanitation and social distancing protocols as a result of the COVID-19 pandemic;
•a gain of $14.8 million, recorded in the third quarter 2021, on the sale of a pipeline;
•an increase of $9.0 million in bad debt expense, including the deferral in 2021 of bad debt expense resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for discussion of regulatory activity associated with the COVID-19 pandemic;
•an increase of $8.4 million in compensation and benefits costs primarily due to the timing of incentive-based compensation accruals as compared to prior year;
•an increase of $6.6 million in customer service center support costs primarily due to higher contract costs;
•an increase of $3.6 million in energy efficiency expenses due to the timing of recovery from customers, partially offset by lower energy efficiency costs;
•an increase of $2.3 million in loss provisions; and
•several individually insignificant items.

The increase was partially offset by a decrease of $2.7 million in non-nuclear generation expenses primarily due to a lower scope of work performed during plant outages in 2022 as compared to the same period in 2021.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments, increases in franchise taxes, and increases in employment taxes.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Winter Storm Uri, and Hurricane Ida securitization regulatory proceeding. See Note 2 to the financial statements herein for discussion of the securitization.

Other income increased primarily due to:

•an increase of $34.8 million in affiliated dividend income resulting from the storm trust’s investment of securitization proceeds in affiliated preferred membership interests, partially offset by the liquidation of Entergy Louisiana’s investment in affiliated preferred membership interests acquired in connection with previous securitizations of storm restoration costs; and
•an increase of $12.1 million due to the recognition of storm restoration carrying costs, primarily related to Hurricane Ida.

The increase was partially offset by:

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

Interest expense increased primarily due to:

•the issuance of $1 billion of 0.95% Series mortgage bonds in October 2021;
•the $1.2 billion unsecured term loan proceeds received in January 2022. The term loan was repaid in June 2022;
•the issuances of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021; and
•the issuance of $500 million of 4.75% Series mortgage bonds in August 2022.

The increase was partially offset by the repayment of $200 million of 4.8% Series mortgage bonds in May 2021.

Income Taxes

The effective income tax rate was 20.7% for the third quarter 2022. The difference in the effective income tax rate for the third quarter 2022 versus the federal statutory rate of 21% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, certain book and tax differences related to utility plant items, and the amortization of excess accumulated deferred income taxes, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rate was (38.2%) for the nine months ended September 30, 2022. The difference in the effective income tax rate for the nine months ended September 30, 2022 versus the federal statutory rate of 21% was primarily due to the reduction in income tax expense as a result of the securitization of Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida storm costs pursuant to Louisiana Act 55, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021, book and tax differences related to the non-taxable income distributions earned on preferred membership interests, the amortization of excess accumulated deferred income taxes, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Notes 2 and 10 to the financial statements herein for a discussion of the securitization under Act 293. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rates were 20.1% for the third quarter 2021 and 18.4% for the nine months ended September 30, 2021. The differences in the effective income tax rates for the third quarter 2021 and the nine months ended September 30, 2021 versus the federal statutory rate of 21% were primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, the amortization of excess accumulated deferred income taxes, and certain book and tax differences related to utility plant items, partially offset by state income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Inflation Reduction Act of 2022.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$18,573	$728,020

Net cash provided by (used in):
Operating activities	621,457	1,047,987
Investing activities	(4,197,993)	(2,224,730)
Financing activities	3,753,660	715,416
Net increase (decrease) in cash and cash equivalents	177,124	(461,327)

Cash and cash equivalents at end of period	$195,697	$266,693

Operating Activities

Net cash flow provided by operating activities decreased $426.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•increased fuel costs. See Note 2 to the financial statements herein for a discussion of fuel and purchased power cost recovery;
•an increase of $100.7 million in storm spending, primarily due to Hurricane Ida restoration efforts in 2022, partially offset by Hurricane Laura, Hurricane Delta, and Hurricane Zeta restoration efforts in 2021;
•an increase of $18.6 million in interest paid in 2022 as compared to 2021;
•an increase of $18.5 million in spending on nuclear refueling outages; and
•payments to vendors, including timing and increase in cost of operations.

The decrease was partially offset by higher collections from customers and a decrease of $35.1 million in pension contributions in 2022. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Accounting Estimates” herein and in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $1,973.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•an increase in investments in affiliates due to the $3,164 million purchase by the storm trust of preferred membership interests issued by an Entergy affiliate, partially offset by the $1,391 million redemption of preferred membership interests. See Note 2 to the financial statements herein for a discussion of the securitization;
•an increase of $291.2 million in net payments to storm reserve escrow accounts;
•an increase of $94.7 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2022 and higher capital expenditures for storm restoration in 2022;
•an increase of $64.9 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2022, higher capital expenditures as a result of increased development in Entergy Louisiana’s service area, and increased investment in the reliability and infrastructure of Entergy Louisiana’s distribution system, partially offset by lower spending in 2022 on advanced metering infrastructure;
•an increase of $27.2 million in non-nuclear generation construction expenditures primarily due to a higher scope of work on projects performed in 2022 as compared to 2021, including during plant outages;
•an increase of $21.5 million in information technology capital expenditures primarily due to increased spending on various technology projects in 2022; and
•the sale of a pipeline for $15 million in 2021.

The increase was partially offset by:

•a decrease of $239.7 million in transmission construction expenditures primarily due to lower capital expenditures for storm restoration in 2022. The decrease in storm restoration spending is primarily due to Hurricane Laura restoration efforts in 2021;
•a decrease of $29.7 million in nuclear decommissioning trust fund activity as a result of a lump sum contribution in 2021 for amounts collected over a 17-month period. See Note 2 to the financial statements in the Form 10-K for a discussion of nuclear decommissioning expense recovery;
•money pool activity; and
•a decrease of $15.2 million as a result of fluctuations in nuclear fuel activity, primarily due to variations from year to year in the timing and pricing of fuel reload requirements, materials and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Decreases in Entergy Louisiana’s receivables from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased $9.8 million for the nine months ended September 30, 2022 compared to increasing by $6.6 million for the nine months ended September 30, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $3,038.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•proceeds from securitization of $3.2 billion received by the storm trust;

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•a capital contribution of $1 billion received indirectly from Entergy Corporation in May 2022 to finance the establishment of the storm escrow account for Hurricane Ida costs;
•the issuance of $500 million of 4.75% Series mortgage bonds in August 2022;
•the repayment, at maturity, of $200 million of 4.80% Series mortgage bonds in May 2021;
•the repayment, at maturity, of Entergy Louisiana Waterford VIE’s $40 million of 3.92% Series H secured notes in February 2021; and
•higher prepaid deposits of $27.9 million related to contributions-in-aid-of-construction reimbursement agreements in 2022 as compared to 2021.

The increase was partially offset by:

•the issuance of $500 million of 2.35% Series mortgage bonds and $500 million of 3.10% Series mortgage bonds, each in March 2021;
•the repayment, prior to maturity, in May 2022 of $435 million, a portion of the outstanding principal, of 0.62% Series mortgage bonds due November 2023;
•an increase of $314.5 million in common equity distributions in 2022 primarily to return to Entergy Corporation the $125 million capital contribution received in December 2021 to assist in paying for costs associated with Hurricane Ida and to maintain Entergy Louisiana’s targeted capital structure;
•net repayments of $125 million in 2022 on Entergy Louisiana’s revolving credit facility; and
•a decrease in net long-term borrowings of $39.3 million on the nuclear fuel company variable interest entities’ credit facilities.

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

	September 30, 2022	December 31, 2021
Debt to capital	53.2%	57.2%
Effect of subtracting cash	(0.5%)	0.0%
Net debt to net capital	52.7%	57.2%

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Entergy Louisiana is developing its capital investment plan for 2023 through 2025 and currently anticipates making $5.6 billion in capital investments during that period. The preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy Louisiana’s portfolio, including St. Jacques Louisiana Solar; investments in River Bend and Waterford 3; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

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

Entergy Louisiana’s receivables from the money pool were as follows:

September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
(In Thousands)
$4,782	$14,539	$20,061	$13,426

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in June 2027.  The credit facility includes fronting commitments for the issuance of letters of credit against $15 million of the borrowing capacity of the facility. As of September 30, 2022, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2022, $21 million in letters of credit were outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, each in the amount of $105 million and scheduled to expire in June 2025.  As of September 30, 2022, $15.1 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of September 30, 2022, $72.2 million in loans were outstanding under the credit facility for the Entergy Louisiana Waterford nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Entergy Louisiana had $291.2 million in its storm reserve escrow account at September 30, 2022.

2021 Solar Certification and the Geaux Green Option

As discussed in the Form 10-K, in November 2021, Entergy Louisiana filed an application with the LPSC seeking certification of and approval for the addition of four new solar photovoltaic resources with a combined nameplate capacity of 475 megawatts (the 2021 Solar Portfolio) and the implementation of a new green tariff, the Geaux Green Option (Rider GGO). These resources, all of which would be constructed in Louisiana, include (i) Vacherie Solar Energy Center, a 150 megawatt resource in St. James Parish; (ii) Sunlight Road Solar, a 50 megawatt resource in Washington Parish; (iii) St. Jacques Louisiana Solar, a 150 megawatt resource in St. James Parish; and (iv) Elizabeth Solar facility, a 125 megawatt resource in Allen Parish. St. Jacques Louisiana Solar would be acquired through a build-own-transfer agreement; the remaining resources involve power purchase

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
agreements. Sunlight Road Solar and Elizabeth Solar facility have estimated in service dates in 2024, and Vacherie Solar Energy Center and St. Jacques Louisiana Solar have estimated in service dates in 2025. In March 2022 direct testimony from Walmart, the Louisiana Energy Users Group (LEUG), and the LPSC staff was filed. Each party recommended that the LPSC approve the resources proposed in Entergy Louisiana’s application, and the LPSC staff witness indicated that the process through which Entergy Louisiana solicited or obtained the proposals for the resources complied with applicable LPSC orders. The LPSC staff and LEUG’s witnesses made recommendations to modify the proposed Rider GGO and Entergy Louisiana’s proposed rate relief. In April 2022 the LPSC staff and LEUG filed cross-answering testimony concerning the other party’s proposed modifications to Rider GGO and the proposed rate recovery. Entergy Louisiana filed rebuttal testimony in June 2022. In August 2022 the parties reached a settlement certifying the 2021 Solar Portfolio and approving implementation of Rider GGO. In September 2022 the LPSC approved the settlement.

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

After filing of testimony by the LPSC staff and intervenors, which generally supported or did not oppose Entergy Louisiana’s requests in regard to Hurricane Laura, Hurricane Delta, Hurricane Zeta, Winter Storm Uri, and Hurricane Ida, the parties negotiated and executed an uncontested stipulated settlement which was filed with the LPSC in February 2022. The settlement agreement contained the following key terms: $2.1 billion of restoration costs from Hurricane Laura, Hurricane Delta, Hurricane Zeta, and Winter Storm Uri were prudently incurred and were eligible for recovery; carrying costs of $51 million were recoverable; a $290 million cash storm reserve should

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
be re-established; a $1 billion reserve should be established to partially pay for Hurricane Ida restoration costs; and Entergy Louisiana was authorized to finance $3.186 billion utilizing the securitization process authorized by Act 55, as supplemented by Act 293. The LPSC issued an order approving the settlement in March 2022. As a result of the financing order, Entergy Louisiana reclassified $1.942 billion from utility plant to other regulatory assets.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
its unsecured term loan due June 2023, and used $435 million to redeem a portion of its 0.62% Series mortgage bonds due November 2023.

As discussed in Note 10 to the financial statements herein, the securitization resulted in recognition of a reduction of income tax expense of approximately $290 million by Entergy Louisiana. Entergy’s recognition of reduced income tax expense was partially offset by other tax charges resulting in a net reduction of income tax expense of $283 million. In recognition of obligations related to an LPSC ancillary order issued as part of the securitization regulatory proceeding, Entergy Louisiana recorded a $224 million ($165 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect its obligation to share the benefits of the securitization with customers.

As discussed in Note 12 to the financial statements herein, Entergy Louisiana consolidates the storm trust as a variable interest entity and the LURC’s 1% beneficial interest is shown as noncontrolling interest in the financial statements. In second quarter 2022, Entergy Louisiana recorded a charge of $31.6 million in other income to reflect the LURC’s beneficial interest in the trust.

In April 2022, Entergy Louisiana filed an application with the LPSC relating to Hurricane Ida restoration costs. Total restoration costs for the repair and/or replacement of Entergy Louisiana’s electric facilities damaged by Hurricane Ida currently are estimated to be approximately $2.54 billion, including approximately $1.96 billion in capital costs and approximately $586 million in non-capital costs. Including carrying costs of $57 million through December 2022, Entergy Louisiana is seeking an LPSC determination that $2.60 billion was prudently incurred and, therefore, is eligible for recovery from customers. As part of this filing, Entergy Louisiana also is seeking an LPSC determination that an additional $32 million in costs associated with the restoration of Entergy Louisiana’s electric facilities damaged by Hurricane Laura, Hurricane Delta, and Hurricane Zeta as well as Winter Storm Uri was prudently incurred. This amount is exclusive of the requested $3 million in carrying costs through December 2022. In total, Entergy Louisiana is requesting an LPSC determination that $2.64 billion was prudently incurred and, therefore, is eligible for recovery from customers. As discussed above, in March 2022 the LPSC approved financing of a $1 billion storm escrow account from which funds were withdrawn to finance costs associated with Hurricane Ida restoration. In June 2022, Entergy Louisiana supplemented the application with a request regarding the financing and recovery of the recoverable storm restoration costs. Specifically, Entergy Louisiana requested approval to securitize its restoration costs pursuant to Louisiana Act 55 financing, as supplemented by Act 293 of the Louisiana Legislature’s Regular Session of 2021. In October 2022 the LPSC staff recommended a finding that the requested storm restoration costs of $2.64 billion, including associated carrying costs of $59.1 million, were prudently incurred and are eligible for recovery from customers. The LPSC staff further recommended approval of Entergy Louisiana’s plans to securitize these costs, net of the $1 billion in funds withdrawn from the storm escrow account described above. A procedural schedule has been established with a hearing in December 2022.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Retail Rates - Electric

2021 Formula Rate Plan Filing

In May 2022, Entergy Louisiana filed its formula rate plan evaluation report for its 2021 calendar year operations. The 2021 test year evaluation report produced an earned return on common equity of 8.33%, with a base formula rate plan revenue increase of $65.3 million. Other increases in formula rate plan revenue driven by reductions in Tax Cut and Jobs Act credits and additions to transmission and distribution plant in service reflected through the transmission recovery mechanism and distribution recovery mechanism are partly offset by an increase

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis
in net MISO revenues, leading to a net increase in formula rate plan revenue of $152.9 million. The effects of the changes to total formula rate plan revenue are different for each legacy company, primarily due to differences in the legacy companies’ capacity cost changes, including the effect of true-ups. Legacy Entergy Louisiana formula rate plan revenues will increase by $86 million and legacy Entergy Gulf States Louisiana formula rate plan revenues will increase by $66.9 million. In August 2022 the LPSC staff filed a list of objections/reservations, including outstanding issues from the test years 2017-2020 formula rate plan filings, utilizing the extraordinary cost mechanism to address one-time changes such as state tax rate changes, and failing to include an adjustment for revenues not received as a result of Hurricane Ida. Subject to refund and LPSC review, the resulting changes to formula rate plan revenues became effective for bills rendered during the first billing cycle of September 2022.

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

In May 2022 the LPSC staff issued an audit report regarding Entergy Louisiana’s purchased gas adjustment charges in February 2021 that did not propose any financial disallowances. The LPSC staff and Entergy Louisiana submitted a joint report on the audit report and draft order to the LPSC concluding that Entergy Louisiana’s gas distribution operations and fuel costs were not significantly adversely affected by the February 2021 winter storms and the resulting increase in natural gas prices. The LPSC issued an order approving the joint report in October 2022.

To mitigate high electric bills, primarily driven by high summer usage and elevated gas prices, Entergy Louisiana has deferred approximately $225 million of fuel expense incurred in April, May, June, July, August, and September 2022 (as reflected on June, July, August, September, October, and November 2022 bills). These deferrals were included in the over/under calculation of the fuel adjustment clause, which is intended to recover the full amount of the costs included on a rolling twelve-month basis.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the LPSC issued an order authorizing utilities to record as a regulatory asset expenses incurred from the suspension of disconnections and collection of late fees imposed by LPSC orders associated with the COVID-19 pandemic. In addition, utilities may seek future recovery, subject to LPSC review and approval, of losses and expenses incurred due to compliance with the LPSC’s COVID-19 orders. Utilities seeking to recover the regulatory asset must formally petition the LPSC to do so, identifying the direct and indirect costs for which recovery is sought. Any such request is subject to LPSC review and approval. As of September 30, 2022, Entergy Louisiana had a regulatory asset of $47.8 million for costs associated with the COVID-19 pandemic.

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

As discussed in the Form 10-K, the NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, “multiple/repetitive degraded cornerstone column,” or Column 4, and “unacceptable performance,” or Column 5. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Continued plant operation is not permitted for plants in Column 5. River Bend is currently in Column 1, and Waterford 3 is currently in Column 2.

In September 2022 the NRC placed Waterford 3 in Column 2 based on an error associated with a radiation monitor calibration. Entergy corrected the issue with the radiation monitor in February 2022; however, Waterford 3 is expected to remain in Column 2 until the NRC conducts a supplemental inspection of Waterford 3 in accordance with its inspection procedures for nuclear plants in Column 2.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$2,003,009	$1,407,737	$4,738,188	$3,741,979
Natural gas	17,789	12,971	64,367	53,971
TOTAL	2,020,798	1,420,708	4,802,555	3,795,950

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	833,885	421,464	1,449,464	922,060
Purchased power	251,582	176,473	848,328	573,030
Nuclear refueling outage expenses	18,966	11,932	40,942	37,407
Other operation and maintenance	298,710	239,132	846,457	752,214
Decommissioning	18,137	17,250	53,736	51,108
Taxes other than income taxes	60,346	63,428	180,527	167,880
Depreciation and amortization	176,403	165,469	517,205	489,343
Other regulatory charges (credits) - net	(9,959)	(1,920)	172,605	7,560
TOTAL	1,648,070	1,093,228	4,109,264	3,000,602

OPERATING INCOME	372,728	327,480	693,291	795,348

OTHER INCOME
Allowance for equity funds used during construction	8,280	7,247	17,865	20,183
Interest and investment income (loss)	(8,861)	7,327	(93,241)	75,502
Interest and investment income - affiliated	55,363	31,898	130,464	95,695
Miscellaneous - net	6,835	(8,924)	59,338	(79,595)
TOTAL	61,617	37,548	114,426	111,785

INTEREST EXPENSE
Interest expense	92,020	87,295	278,559	260,731
Allowance for borrowed funds used during construction	(3,518)	(3,278)	(7,762)	(9,105)
TOTAL	88,502	84,017	270,797	251,626

INCOME BEFORE INCOME TAXES	345,843	281,011	536,920	655,507

Income taxes	71,453	56,536	(204,989)	120,479

NET INCOME	274,390	224,475	741,909	535,028

Net income attributable to noncontrolling interest	554	—	812	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$273,836	$224,475	$741,097	$535,028

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)

Net Income	$274,390	$224,475	$741,909	$535,028

Other comprehensive income (loss)
Pension and other postretirement liabilities (net of tax expense (benefit) of $109, ($46), ($298), and $18)	295	(131)	(809)	50
Other comprehensive income (loss)	295	(131)	(809)	50

Comprehensive Income	274,685	224,344	741,100	535,078
Net income attributable to noncontrolling interest	554	—	812	—
Comprehensive Income Applicable to Member’s Equity	$274,131	$224,344	$740,288	$535,078

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$741,909	$535,028
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	633,124	607,299
Deferred income taxes, investment tax credits, and non-current taxes accrued	(84,719)	159,723
Changes in working capital:
Receivables	(193,374)	(91,771)
Fuel inventory	1,920	5,763
Accounts payable	(117,199)	450,064
Taxes accrued	(9,415)	94,751
Interest accrued	3,244	4,464
Deferred fuel costs	(272,259)	(49,786)
Other working capital accounts	(161,058)	(41,769)
Changes in provisions for estimated losses	292,013	(764)
Changes in other regulatory assets	741,131	(938,646)
Changes in other regulatory liabilities	(92,554)	92,138
Effect of securitization on regulatory asset	(1,190,338)	—
Changes in pension and other postretirement liabilities	(29,538)	(68,132)
Other	358,570	289,625
Net cash flow provided by operating activities	621,457	1,047,987

INVESTING ACTIVITIES
Construction expenditures	(2,099,909)	(2,147,096)
Allowance for equity funds used during construction	17,865	20,183
Proceeds from sale of assets	—	15,000
Nuclear fuel purchases	(84,606)	(75,349)
Proceeds from the sale of nuclear fuel	37,634	13,201
Receipts from storm reserve escrow account	1,000,228	—
Payments to storm reserve escrow account	(1,291,431)	—
Purchase of preferred membership interests of affiliate	(3,163,572)	—
Redemption of preferred membership interests of affiliate	1,390,587	—
Changes to securitization account	—	(2,815)
Proceeds from nuclear decommissioning trust fund sales	520,412	505,840
Investment in nuclear decommissioning trust funds	(540,653)	(555,749)
Changes in money pool receivable - net	9,757	(6,635)
Litigation proceeds from settlement agreement	5,695	—
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	8,690
Net cash flow used in investing activities	(4,197,993)	(2,224,730)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,673,246	2,404,102
Retirement of long-term debt	(2,734,524)	(1,628,383)
Proceeds from trust related to securitization	3,163,572	—
Capital contribution from parent	1,000,000	—
Common equity distributions paid	(374,500)	(60,000)
Other	25,866	(303)
Net cash flow provided by financing activities	3,753,660	715,416

Net increase (decrease) in cash and cash equivalents	177,124	(461,327)
Cash and cash equivalents at beginning of period	18,573	728,020
Cash and cash equivalents at end of period	$195,697	$266,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$266,522	$247,878

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$390	$195
Temporary cash investments	195,307	18,378
Total cash and cash equivalents	195,697	18,573
Accounts receivable:
Customer	435,725	355,265
Allowance for doubtful accounts	(9,945)	(29,231)
Associated companies	120,203	96,539
Other	50,104	36,674
Accrued unbilled revenues	221,545	174,768
Total accounts receivable	817,632	634,015
Deferred fuel costs	317,633	45,374
Fuel inventory	41,038	42,958
Materials and supplies - at average cost	531,444	485,325
Deferred nuclear refueling outage costs	69,738	39,582
Prepayments and other	148,498	44,187
TOTAL	2,121,680	1,310,014

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	3,163,572	1,390,587
Decommissioning trust funds	1,682,479	2,114,523
Storm reserve escrow account	291,203	—
Non-utility property - at cost (less accumulated depreciation)	344,935	337,247
Other	14,098	13,744
TOTAL	5,496,287	3,856,101

UTILITY PLANT
Electric	27,323,620	28,055,038
Natural gas	297,638	285,006
Construction work in progress	785,673	847,924
Nuclear fuel	191,908	209,418
TOTAL UTILITY PLANT	28,598,839	29,397,386
Less - accumulated depreciation and amortization	10,204,546	9,860,252
UTILITY PLANT - NET	18,394,293	19,537,134

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	2,035,535	2,776,666
Deferred fuel costs	168,122	168,122
Other	35,811	27,801
TOTAL	2,239,468	2,972,589

TOTAL ASSETS	$28,251,728	$27,675,838

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$525,000	$200,000
Accounts payable:
Associated companies	146,002	183,172
Other	680,238	1,481,902
Customer deposits	158,440	150,697
Taxes accrued	54,833	64,248
Interest accrued	96,296	93,052
Current portion of unprotected excess accumulated deferred income taxes	—	24,291
Other	81,448	68,995
TOTAL	1,742,257	2,266,357

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,363,961	2,433,854
Accumulated deferred investment tax credits	99,048	102,588
Regulatory liability for income taxes - net	302,760	313,693
Other regulatory liabilities	985,267	1,042,597
Decommissioning	1,718,635	1,653,198
Accumulated provisions	316,503	24,490
Pension and other postretirement liabilities	498,744	528,213
Long-term debt	10,335,595	10,714,346
Other	310,188	415,930
TOTAL	16,930,701	17,228,909

Commitments and Contingencies

EQUITY
Member's equity	9,538,853	8,172,294
Accumulated other comprehensive income	7,469	8,278
Noncontrolling interest	32,448	—
TOTAL	9,578,770	8,180,572

TOTAL LIABILITIES AND EQUITY	$28,251,728	$27,675,838

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Noncontrolling Interest	Member’s Equity	Accumulated Other Comprehensive Income	Total
	(In Thousands)

Balance at December 31, 2020	$—	$7,453,361	$4,327	$7,457,688

Net income	—	166,626	—	166,626
Other comprehensive loss	—	—	(407)	(407)
Other	—	(16)	—	(16)
Balance at March 31, 2021	—	7,619,971	3,920	7,623,891

Net income	—	143,927	—	143,927
Other comprehensive income	—	—	588	588
Other	—	(12)	—	(12)
Balance at June 30, 2021	—	7,763,886	4,508	7,768,394

Net income	—	224,475	—	224,475
Other comprehensive loss	—	—	(131)	(131)
Distributions declared on common equity	—	(60,000)	—	(60,000)
Other	—	(11)	—	(11)
Balance at September 30, 2021	$—	$7,928,350	$4,377	$7,932,727

Balance at December 31, 2021	$—	$8,172,294	$8,278	$8,180,572

Net income	—	150,860	—	150,860
Other comprehensive loss	—	—	(613)	(613)
Common equity distributions	—	(125,000)	—	(125,000)
Other	—	(13)	—	(13)
Balance at March 31, 2022	—	8,198,141	7,665	8,205,806

Net income	258	316,401	—	316,659
Other comprehensive loss	—	—	(491)	(491)
Capital contribution from parent	—	1,000,000	—	1,000,000
Beneficial interest in storm trust	31,636	—	—	31,636
Other	—	(13)	—	(13)
Balance at June 30, 2022	31,894	9,514,529	7,174	9,553,597

Net income	554	273,836	—	274,390
Other comprehensive income	—	—	295	295
Common equity distributions	—	(249,500)	—	(249,500)
Other	—	(12)	—	(12)
Balance at September 30, 2022	$32,448	$9,538,853	$7,469	$9,578,770

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2022 Compared to Third Quarter 2021

Net income increased $12.3 million primarily due to regulatory credits recorded in the third quarter 2022 to reflect the effects of the joint stipulation reached in the 2022 formula rate plan proceeding and higher retail electric price, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest expense.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net income increased $14.2 million primarily due to higher retail electric price, regulatory credits recorded in the third quarter 2022 to reflect the effects of the joint stipulation reached in the 2022 formula rate plan proceeding, and higher volume/weather, partially offset by regulatory credits recorded in the second quarter 2021 to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding, higher depreciation and amortization expenses, higher other operation and maintenance expenses, and higher interest expense.

Operating Revenues

Third Quarter 2022 Compared to Third Quarter 2021

Following is an analysis of the change in operating revenues comparing the third quarter 2022 to the third quarter 2021:

Amount
(In Millions)
2021 operating revenues	$420.3
Fuel, rider, and other revenues that do not significantly affect net income	57.9
Retail electric price	17.3
Volume/weather	0.3
Retail one-time bill credit	(36.7)
2022 operating revenues	$459.1

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2022 and August 2022. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings.

The volume/weather variance is insignificant and primarily due to an increase in industrial usage. The increase in industrial usage was primarily due to an increase in demand from small industrial customers.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The retail one-time bill credit represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to retail customers, effective during the September 2022 billing cycle, as a result of the System Energy partial settlement agreement with the MPSC. There is no effect on net income as the reduction in operating revenues was offset by regulatory credits recorded in third quarter 2022. See Note 2 to the financial statements herein for discussion of the partial settlement agreement and the MPSC directive related to the disbursement of settlement proceeds.

Total electric energy sales for Entergy Mississippi for the three months ended September 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	1,766	1,725	2
Commercial	1,352	1,337	1
Industrial	654	631	4
Governmental	119	118	1
Total retail	3,891	3,811	2
Sales for resale:
Non-associated companies	936	1,134	(17)
Total	4,827	4,945	(2)

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021:

Amount
(In Millions)
2021 operating revenues	$1,106.0
Fuel, rider, and other revenues that do not significantly affect net income	89.5
Retail electric price	44.2
Volume/weather	10.6
Retail one-time bill credit	(36.7)
2022 operating revenues	$1,213.6

Entergy Mississippi’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to increases in formula rate plan rates effective April 2021, July 2021, April 2022, and August 2022. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
The volume/weather variance is primarily due to the effect of more favorable weather on residential sales, partially offset by a decrease in weather-adjusted residential usage.

The retail one-time bill credit represents the disbursement of settlement proceeds in the form of a one-time bill credit provided to retail customers, effective during the September 2022 billing cycle, as a result of the System Energy partial settlement agreement with the MPSC. There is no effect on net income as the reduction in operating revenues was offset by regulatory credits recorded in third quarter 2022. See Note 2 to the financial statements herein for discussion of the partial settlement agreement and the MPSC directive related to the disbursement of settlement proceeds.

Total electric energy sales for Entergy Mississippi for the nine months ended September 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	4,480	4,355	3
Commercial	3,539	3,449	3
Industrial	1,808	1,742	4
Governmental	320	315	2
Total retail	10,147	9,861	3
Sales for resale:
Non-associated companies	2,148	4,230	(49)
Total	12,295	14,091	(13)

See Note 13 to the financial statements herein for additional discussion of Entergy Mississippi’s operating revenues.

Other Income Statement Variances

Third Quarter 2022 Compared to Third Quarter 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $3.8 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•$2.2 million in amortization of the bad debt expense deferral resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for discussion of regulatory activity associated with the COVID-19 pandemic;
•an increase of $1.4 million in compensation and benefits costs primarily due to the timing of incentive-based compensation accruals as compared to prior year;
•an increase of $1.4 million in energy efficiency expenses primarily due to higher energy efficiency costs; and
•several individually insignificant items.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and millage rate increases.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Other regulatory charges (credits) - net includes:

•a regulatory credit of $36.7 million, recorded in the third quarter 2022, to reflect a one-time bill credit to customers as a result of the partial settlement agreement and offer of settlement with System Energy. This regulatory credit offsets a reduction in gross revenue from the bill credits provided to customers in the September bill cycle. See Note 2 to the financial statements herein for discussion of the partial settlement agreement and the MPSC directive related to the disbursement of settlement proceeds; and
•regulatory credits of $22.6 million, recorded in third quarter 2022, to reflect the effects of the joint stipulation reached in the 2022 formula rate plan filing proceeding. See Note 2 to the financial statements herein for discussion of the 2022 formula rate plan filing.

Interest expense increased primarily due to the issuance of $200 million of 2.55% Series mortgage bonds in November 2021, the $150 million unsecured term loan proceeds received in June 2022, and borrowings of $100 million in 2022 on Entergy Mississippi’s credit facility.

Net loss attributable to noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Sunflower Solar facility under HLBV accounting. Entergy Mississippi recorded a regulatory charge of $9 million in third quarter 2022 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Other operation and maintenance expenses increased primarily due to:

•$2.2 million in amortization of the bad debt expense deferral resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for discussion of regulatory activity associated with the COVID-19 pandemic;
•an increase of $2.1 million in customer service center support costs primarily due to higher contract costs;
•an increase of $2 million in energy efficiency expenses primarily due to higher energy efficiency costs;
•an increase of $1.8 million in compensation and benefits costs primarily due to the timing of incentive-based compensation accruals as compared to prior year; and
•an increase of $1.4 million in power delivery expenses primarily due to higher vegetation maintenance costs.

The increase was partially offset by a decrease of $1.9 million in non-nuclear generation expenses primarily due to a lower scope of work performed during plant outages in 2022 as compared to prior year.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes resulting from higher assessments and millage rate increases.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other regulatory charges (credits) - net includes:

•a regulatory credit of $36.7 million, recorded in the third quarter 2022, to reflect a one-time bill credit to customers as a result of the partial settlement agreement and offer of settlement with System Energy. This regulatory credit offsets a reduction in gross revenues from the bill credits provided to customers in the September bill cycle. See Note 2 to the financial statements herein for discussion of the partial settlement agreement and the MPSC directive related to the disbursement of settlement proceeds;

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
•regulatory credits of $22.6 million, recorded in third quarter 2022, to reflect the effects of the joint stipulation reached in the 2022 formula rate plan filing proceeding. See Note 2 to the financial statements herein for discussion of the 2022 formula rate plan filing; and
•regulatory credits of $19.9 million, recorded in the second quarter 2021, to reflect the effects of the joint stipulation reached in the 2021 formula rate plan filing proceeding. See Note 2 to the financial statements in the Form 10-K for discussion of the 2021 formula rate plan filing.

Other income increased primarily due to higher interest income from carrying costs related to the deferred fuel balance.

Interest expense increased primarily due to:

•the issuance of $200 million of 2.55% Series mortgage bonds in November 2021;
•the issuance of $200 million of 3.50% Series mortgage bonds in March 2021;
•the $150 million unsecured term loan proceeds received in June 2022; and
•the borrowings of $100 million in 2022 on Entergy Mississippi’s credit facility.

Net loss attributable to noncontrolling interest reflects the earnings or losses attributable to the noncontrolling interest partner of the tax equity partnership for the Sunflower Solar facility under HLBV accounting. Entergy Mississippi recorded a regulatory charge of $9 million for the nine months ended September 30, 2022 to defer the difference between the losses allocated to the tax equity partner under the HLBV method of accounting and the earnings/loss that would have been allocated to the tax equity partner under its respective ownership percentage in the partnership. See Note 1 to the financial statements in the Form 10-K for discussion of the HLBV method of accounting.

Income Taxes

The effective income tax rates were 23.8% for the third quarter 2022 and 22.6% for the nine months ended September 30, 2022. The differences in the effective income tax rates for the third quarter 2022 and the nine months ended September 30, 2022 versus the federal statutory rate of 21% were primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rates were 22.9% for the third quarter 2021 and 22.4% for the nine months ended September 30, 2021. The differences in the effective income tax rates for the third quarter 2021 and the nine months ended September 30, 2021 versus the federal statutory rate of 21% were primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items and book and tax differences related to the allowance for equity funds used during construction.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Inflation Reduction Act of 2022.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$47,627	$18

Net cash provided by (used in):
Operating activities	101,591	249,768
Investing activities	(428,776)	(468,198)
Financing activities	282,455	218,440
Net increase (decrease) in cash and cash equivalents	(44,730)	10

Cash and cash equivalents at end of period	$2,897	$28

Operating Activities

Net cash flow provided by operating activities decreased $148.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•increased fuel costs and timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein for a discussion of fuel and purchased power cost recovery;
•payments to vendors, including timing and increase in cost of operations;
•a one-time bill credit in 2022 for the disbursement of settlement proceeds as directed by the MPSC. See Note 2 to the financial statements herein for discussion of the partial settlement agreement and the MPSC directive; and
•income tax refunds of $8 million received in 2021 in accordance with an intercompany income tax allocation agreement.

The decrease was partially offset by higher collections from customers and a decrease of $16.5 million in storm spending in 2022, primarily due to Winter Storm Uri restoration efforts in 2021.

Investing Activities

Net cash flow used in investing activities decreased $39.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•a decrease of $90.1 million in distribution construction expenditures primarily due to a lower scope of work performed in 2022 as compared to 2021, lower capital expenditures for storm restoration in 2022, and lower spending in 2022 on advanced metering infrastructure;
•money pool activity; and
•a decrease of $35.4 million in transmission construction expenditures primarily due to a lower scope of work performed in 2022 as compared to 2021.

The decrease was partially offset by the initial payment of approximately $105.1 million in May 2022 for the purchase of the Sunflower Solar facility by a consolidated tax equity partnership and an increase of $9.2 million in information technology capital expenditures primarily due to increased spending on various technology projects in 2022. See Note 14 to the financial statements herein for discussion of the Sunflower Solar facility purchase.

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $40.5 million for the nine months ended September 30, 2022. The money pool is an inter-company borrowing arrangement designed to reduce the Utility’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $64 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

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

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s debt to capital ratio is shown in the following table.

	September 30, 2022	December 31, 2021
Debt to capital	54.9%	54.3%
Effect of subtracting cash	—%	(0.5%)
Net debt to net capital	54.9%	53.8%

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

Entergy Mississippi is developing its capital investment plan for 2023 through 2025 and currently anticipates making $1.6 billion in capital investments during that period. The preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy Mississippi’s portfolio; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
(In Thousands)
($19,319)	$40,456	($34,603)	($16,516)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $95 million scheduled to expire in April 2023. As of September 30, 2022, there were no cash borrowings outstanding under these credit facilities. Also, Entergy Mississippi has a credit facility in the amount of $150 million scheduled to expire in July 2024. As of September 30, 2022, there was $100 million in cash borrowings outstanding under the credit facility. In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility primarily as a means to post collateral to support its obligations to MISO. As of September 30, 2022, $9.7 million in MISO letters of credit and $1 million in non-MISO letters of credit were outstanding under this facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Mississippi had $33.3 million in its storm reserve escrow account at September 30, 2022.

Sunflower Solar

As discussed in the Form 10-K, in April 2020 the MPSC issued an order approving certification of the Sunflower Solar facility and its recovery through the interim capacity rate adjustment mechanism, subject to certain conditions. In May 2022 both Entergy Mississippi and the tax equity investor made capital contributions to the tax equity partnership that were then used to make an initial payment of $105 million for acquisition of the facility. In July 2022, pursuant to the MPSC’s April 2020 order, Entergy Mississippi submitted a compliance filing to the MPSC with updated calculations of the impact of the Sunflower Solar facility on rate base and revenue requirement for the Sunflower Solar facility and benefits of the tax equity partnership. In November 2022 the MPSC approved Entergy Mississippi’s July 2022 compliance filing and authorized the recovery of the costs of the Sunflower Solar facility through the interim capacity rate adjustment mechanism in the formula rate plan with rates effective in December 2022. Substantial completion of the Sunflower Solar facility was accepted by Entergy Mississippi in September 2022. A final payment is currently expected in fourth quarter 2022. Commercial operation at the Sunflower Solar facility commenced in September 2022. See Note 14 to the financial statements herein for discussion of Entergy Mississippi’s purchase of the Sunflower Solar facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Fuel and purchased power cost recovery

See “Complaints Against System Energy - System Energy Settlement with the MPSC” in Note 2 to the financial statements herein for discussion of the partial settlement agreement filed with the FERC in June 2022. The settlement, which is contingent upon FERC approval, provides for a refund of $235 million from System

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Energy to Entergy Mississippi. In July 2022 the MPSC directed the disbursement of settlement proceeds, ordering Entergy Mississippi to provide a one-time $80 bill credit to each of its approximately 460,000 retail customers to be effective during the September 2022 billing cycle, and to apply the remaining proceeds to Entergy Mississippi’s under-recovered deferred fuel balance. System Energy requested an order from the FERC by November 2022.

Entergy Mississippi had a deferred fuel balance of approximately $291.7 million under the energy cost recovery rider as of July 31, 2022, along with an over-recovery balance of $51.1 million under the power management rider. Without further action, Entergy Mississippi anticipated a year-end deferred fuel balance of approximately $200 million after application of a portion of the System Energy settlement proceeds, as discussed above. In September 2022, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider. Entergy Mississippi proposed five monthly incremental adjustments to the net energy cost factor designed to collect the under-recovered fuel balance as of July 31, 2022 and to reflect the recovery of a higher natural gas price. Entergy Mississippi also proposed five monthly incremental adjustments to the power management adjustment factor designed to flow through to customers the over-recovered power management rider balance as of July 31, 2022. In October 2022 the MPSC approved modified interim adjustments to Entergy Mississippi’s energy cost recovery rider and power management rider. The MPSC approved dividing the energy cost recovery rider interim adjustment into two components that would allow Entergy Mississippi to 1) recover a natural gas fuel rate that is better aligned with current prices and 2) recover the estimated under-recovered deferred fuel balance as of September 30, 2022 over a period of 20 months. The MPSC approved six monthly incremental adjustments to the net energy cost factor designed to reflect the recovery of a higher natural gas price. The MPSC also approved six monthly incremental adjustments to the power management adjustment factor designed to flow through to customers the over-recovered power management rider balance. Entergy Mississippi will not file its annual redetermination of the energy cost recovery rider or the power management rider in November 2022. Entergy Mississippi’s November 2023 annual redetermination will not reflect any part of the estimated under-recovered deferred fuel balance as of September 30, 2022; it will only reflect any over/under recovery that accumulates after September 2022. The November 2024 annual redetermination will include the total deferred fuel balance, including any over- or under-recovery of the deferred fuel balance as of September 30, 2022.

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

In June 2022, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation that confirmed the 2022 test year filing that resulted in a total rate increase of $48.6 million. Pursuant to the joint stipulation, Entergy Mississippi’s 2021 look-back filing reflected an earned return on rate base of 5.99% in calendar year 2021, which is below the look-back bandwidth, resulting in a $34.3 million increase in the formula rate plan revenues on an interim basis through June 2023. In July 2022 the MPSC approved the joint stipulation with rates effective in August 2022. In July 2022, Entergy Mississippi recorded regulatory credits of $22.6 million to reflect the effects of the joint stipulation. In August 2022 an intervenor filed a statutorily-authorized direct appeal to the

Entergy Mississippi, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Mississippi Supreme Court seeking review of the MPSC’s July 2022 order approving the joint stipulation confirming Entergy Mississippi’s 2022 formula rate plan filing. The rates that went into effect in August 2022 are not stayed or otherwise impacted while the appeal is pending.

In July 2022 the MPSC directed Entergy Mississippi to flow $14.1 million of the power management rider over-recovery balance to customers beginning in August 2022 through December 2022 to mitigate the bill impact of the increase in formula rate plan revenues.

Net Metering Rulemaking

Pursuant to a mandatory reopener provision in its net metering rule, the MPSC opened a docket to review the efficacy and fairness of its existing net metering rule. In July 2022 the MPSC issued an order adopting revisions to its net metering rule. Among other things, the amended rule requires utilities to calculate avoided cost using daytime energy production, grandfathers a 2.5 cents per kWh distributed generation benefits adder for 25 years, and expands eligibility for the 2 cents per kWh low-income benefits adder to households up to 250% of the federal poverty level and grandfathers that adder for 25 years. The amended rule expands meter aggregation to include systems up to 3 MW alternating current and to any additional meters within the same electric utility service territory. The amended rule also increases the 3% net metering participation cap to 4% and requires that utilities seek MPSC approval prior to refusing additional net generation requests. The MPSC also directs utilities to make rate filings implementing rebates for distributed generation facilities. Because of the size and number of customers eligible under this new rule, there is a risk of loss of load and the shifting of costs to customers. In August 2022, Entergy Mississippi filed a motion for rehearing on the proposed net metering rule, which the MPSC granted. A hearing on the proposed rule was held in September 2022. In October 2022 the MPSC adopted an amended rule, which will now be known as the Distributed Generation Rule. In the Distributed Generation Rule, all provisions permitting meter aggregation were struck. The Distributed Generation Rule maintains the 3% net metering participation cap. The Distributed Generation Rule grandfathers a 2.5 cents per kWh distributed generation benefits adder for 25 years, and expands eligibility for the 2 cents per kWh low-income benefits adder to households up to 225% of the federal poverty level and grandfathers that adder for 25 years. The Distributed Generation Rule also directs utilities to make rate filings implementing up-front incentives for distributed generating systems and demand response battery systems, and to establish a public K-12 solar for schools program.

COVID-19 Orders

As discussed in the Form 10-K, in April 2020 the MPSC issued an order authorizing utilities to defer incremental costs and expenses associated with COVID-19 compliance and to seek future recovery through rates of the prudently incurred incremental costs and expenses. Entergy Mississippi began recovery of the bad debt expense deferral resulting from the COVID-19 pandemic over a three-year period with implementation of the interim formula rate plan rates in April 2022. As of September 30, 2022, Entergy Mississippi had a remaining regulatory asset of $10.9 million for costs associated with the COVID-19 pandemic.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Entergy Mississippi, LLC and Subsidiaries
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

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$459,132	$420,319	$1,213,620	$1,105,978

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	86,145	54,505	197,093	180,315
Purchased power	84,653	85,247	235,211	217,730
Other operation and maintenance	82,698	72,523	223,407	214,253
Taxes other than income taxes	37,045	25,911	102,259	78,886
Depreciation and amortization	61,921	57,130	182,623	168,324
Other regulatory charges (credits) - net	(11,470)	25,810	16,290	12,309
TOTAL	340,992	321,126	956,883	871,817

OPERATING INCOME	118,140	99,193	256,737	234,161

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,606	2,006	4,179	5,703
Interest and investment income	136	1	234	50
Miscellaneous - net	181	(1,844)	17	(6,362)
TOTAL	1,923	163	4,430	(609)

INTEREST EXPENSE
Interest expense	22,473	19,024	63,910	55,559
Allowance for borrowed funds used during construction	(753)	(849)	(1,876)	(2,378)
TOTAL	21,720	18,175	62,034	53,181

INCOME BEFORE INCOME TAXES	98,343	81,181	199,133	180,371

Income taxes	23,454	18,586	44,935	40,388

NET INCOME	74,889	62,595	154,198	139,983

Net loss attributable to noncontrolling interest	(9,117)	—	(9,117)	—

EARNINGS APPLICABLE TO MEMBER'S EQUITY	$84,006	$62,595	$163,315	$139,983

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$154,198	$139,983
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	182,623	168,324
Deferred income taxes, investment tax credits, and non-current taxes accrued	45,811	53,629
Changes in assets and liabilities:
Receivables	(50,712)	(36,754)
Fuel inventory	(2,856)	5,564
Accounts payable	34,776	48,413
Taxes accrued	(12,542)	(30,881)
Interest accrued	11,171	4,632
Deferred fuel costs	(214,459)	(95,310)
Other working capital accounts	(23,012)	(40,911)
Provisions for estimated losses	(461)	(8,087)
Other regulatory assets	(53,830)	(15,366)
Other regulatory liabilities	31,682	49,036
Pension and other postretirement liabilities	(18,489)	(17,454)
Other assets and liabilities	17,691	24,950
Net cash flow provided by operating activities	101,591	249,768

INVESTING ACTIVITIES
Construction expenditures	(368,151)	(473,956)
Allowance for equity funds used during construction	4,179	5,703
Changes in money pool receivable - net	40,456	—
Payment for purchase of assets	(105,149)	—
Other	(111)	55
Net cash flow used in investing activities	(428,776)	(468,198)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	249,298	200,539
Capital contribution from noncontrolling interest	9,595	—
Changes in money pool payable - net	19,319	18,087
Other	4,243	(186)
Net cash flow provided by financing activities	282,455	218,440

Net increase (decrease) in cash and cash equivalents	(44,730)	10
Cash and cash equivalents at beginning of period	47,627	18
Cash and cash equivalents at end of period	$2,897	$28

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$50,719	$49,080
Income taxes	$—	($8,045)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,896	$29
Temporary cash investments	1	47,598
Total cash and cash equivalents	2,897	47,627
Accounts receivable:
Customer	91,178	84,048
Allowance for doubtful accounts	(2,069)	(7,209)
Associated companies	11,625	42,994
Other	31,311	14,609
Accrued unbilled revenues	68,687	56,034
Total accounts receivable	200,732	190,476
Deferred fuel costs	336,337	121,878
Fuel inventory - at average cost	13,167	10,311
Materials and supplies - at average cost	84,495	69,639
Prepayments and other	11,519	6,394
TOTAL	649,147	446,325

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,516	4,527
Escrow accounts	41,147	48,886
TOTAL	45,663	53,413

UTILITY PLANT
Electric	6,922,046	6,613,109
Construction work in progress	175,629	95,452
TOTAL UTILITY PLANT	7,097,675	6,708,561
Less - accumulated depreciation and amortization	2,242,272	2,127,590
UTILITY PLANT - NET	4,855,403	4,580,971

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	516,262	462,432
Other	19,881	14,248
TOTAL	536,143	476,680

TOTAL ASSETS	$6,086,356	$5,557,389

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$250,000	$—
Accounts payable:
Associated companies	80,635	42,929
Other	126,364	113,000
Customer deposits	89,084	86,167
Taxes accrued	93,731	106,273
Interest accrued	28,454	17,283
Other	23,160	36,731
TOTAL	691,428	402,383

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	773,775	720,097
Accumulated deferred investment tax credits	11,599	10,913
Regulatory liability for income taxes - net	204,353	212,445
Other regulatory liabilities	89,087	49,313
Asset retirement cost liabilities	10,750	10,315
Accumulated provisions	37,567	38,028
Pension and other postretirement liabilities	40,402	59,065
Long-term debt	2,180,783	2,179,989
Other	43,250	35,273
TOTAL	3,391,566	3,315,438

Commitments and Contingencies

EQUITY
Member's equity	2,002,884	1,839,568
Noncontrolling interest	478	—
TOTAL	2,003,362	1,839,568

TOTAL LIABILITIES AND EQUITY	$6,086,356	$5,557,389

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Noncontrolling Interest	Member's Equity	Total
		(In Thousands)

Balance at December 31, 2020	$—	$1,672,734	$1,672,734

Net income	—	25,972	25,972
Balance at March 31, 2021	—	1,698,706	1,698,706

Net income	—	51,416	51,416
Balance at June 30, 2021	—	1,750,122	1,750,122

Net income	—	62,595	62,595
Balance at September 30, 2021	$—	$1,812,717	$1,812,717

Balance at December 31, 2021	$—	$1,839,568	$1,839,568

Net income	—	30,355	30,355
Balance at March 31, 2022	—	1,869,923	1,869,923

Net income	—	48,955	48,955
Capital contribution from noncontrolling interest	9,595	—	9,595
Balance at June 30, 2022	9,595	1,918,878	1,928,473

Net income (loss)	(9,117)	84,006	74,889
Balance at September 30, 2022	$478	$2,002,884	$2,003,362

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2022 Compared to Third Quarter 2021

Net income increased $10.9 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net income increased $39.2 million primarily due to higher retail electric price and higher volume/weather, partially offset by higher interest expense, higher depreciation and amortization expense, and higher other operation and maintenance expenses.

Operating Revenues

Third Quarter 2022 Compared to Third Quarter 2021

Following is an analysis of the change in operating revenues comparing the third quarter 2022 to the third quarter 2021:

Amount
(In Millions)
2021 operating revenues	$211.2
Fuel, rider, and other revenues that do not significantly affect net income	61.4
Retail electric price	13.6
Volume/weather	5.5
2022 operating revenues	$291.7

Entergy New Orleans’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The retail electric price variance is primarily due to rate increases effective November 2021 and September 2022, each in accordance with the terms of the 2021 and 2022 formula rate plan filings. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan filings.

The volume/weather variance is primarily due to increases in weather-adjusted residential and commercial usage, partially offset by the effect of less favorable weather on residential and commercial sales. The increase in weather-adjusted residential usage was primarily due to the effect of Hurricane Ida in third quarter 2021. The increase in weather-adjusted commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in third quarter 2021.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Total electric energy sales for Entergy New Orleans for the three months ended September 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	702	655	7
Commercial	561	545	3
Industrial	109	114	(4)
Governmental	222	203	9
Total retail	1,594	1,517	5
Sales for resale:
Non-associated companies	499	653	(24)
Total	2,093	2,170	(4)

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021:

Amount
(In Millions)
2021 operating revenues	$559.3
Fuel, rider, and other revenues that do not significantly affect net income	129.8
Retail electric price	33.9
Volume/weather	21.2
2022 operating revenues	$744.2

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

The volume/weather variance is primarily due to an increase in weather-adjusted residential usage, an increase in commercial usage, and the effect of more favorable weather on residential sales. The increase in weather-adjusted residential usage was primarily due to the effect of Hurricane Ida in 2021. The increase in commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in 2021.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Total electric energy sales for Entergy New Orleans for the nine months ended September 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	1,909	1,755	9
Commercial	1,569	1,498	5
Industrial	318	319	—
Governmental	606	574	6
Total retail	4,402	4,146	6
Sales for resale:
Non-associated companies	1,820	1,271	43
Total	6,222	5,417	15

See Note 13 to the financial statements herein for additional discussion of Entergy New Orleans’s operating revenues.

Other Income Statement Variances

Third Quarter 2022 Compared to Third Quarter 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $4.7 million in bad debt expense, including the deferral in 2021 of bad debt expense resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for discussion of regulatory activity associated with the COVID-19 pandemic;
•an increase of $3.4 million in power delivery expenses primarily due to higher reliability costs and higher vegetation maintenance costs; and
•an increase of $1.9 million in loss provisions.

The increase was partially offset by a decrease of $5 million in non-nuclear generation expenses primarily due to a lower scope of work performed in 2022 as compared to the same period in 2021.

Taxes other than income taxes decreased primarily due to decreases in ad valorem taxes resulting from lower assessments and decreases in local franchise taxes.

Interest expense increased primarily due to the issuance of $90 million of 4.19% Series mortgage bonds and the issuance of $70 million of 4.51% Series mortgage bonds, each in November 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $4.9 million in bad debt expense, including the deferral in 2021 of bad debt expense and increased write-offs of bad debt in 2022, each resulting from the COVID-19 pandemic. See Note 2 to the financial statements herein and in the Form 10-K for discussion of regulatory activity associated with the COVID-19 pandemic;

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•an increase of $4.1 million in power delivery expenses primarily due to higher vegetation maintenance costs, higher safety and training costs, and higher reliability costs, partially offset by a decrease in meter reading expenses as a result of the deployment of advanced metering systems; and
•an increase of $2.8 million in loss provisions.

The increase was partially offset by a decrease of $8 million in non-nuclear generation expenses primarily due to a lower scope of work performed in 2022, including during plant outages, as compared to the same period in 2021 and a decrease of $1.9 million in energy efficiency expenses due to the timing of recovery from customers.

Depreciation and amortization expense increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $90 million of 4.19% Series mortgage bonds and the issuance of $70 million of 4.51% Series mortgage bonds, each in November 2021.

Income Taxes

The effective income tax rate was 27.1% for third quarter 2022. The difference in the effective income tax rate for third quarter 2022 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 25.1% for the nine months ended September 30, 2022. The difference in the effective income tax rate for the nine months ended September 30, 2022 versus the federal statutory rate of 21% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items and the amortization of excess accumulated deferred income taxes. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rates were 26% for third quarter 2021 and 27.1% for the nine months ended September 30, 2021. The differences in the effective income tax rates for third quarter 2021 and the nine months ended September 30, 2021 versus the federal statutory rate of 21% were primarily due to state income taxes and the provision for uncertain tax positions, partially offset by certain book and tax differences related to utility plant items.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Inflation Reduction Act of 2022.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$42,862	$26

Net cash provided by (used in):
Operating activities	96,194	77,450
Investing activities	(130,584)	(59,423)
Financing activities	9,509	8,335
Net increase (decrease) in cash and cash equivalents	(24,881)	26,362

Cash and cash equivalents at end of period	$17,981	$26,388

Operating Activities

Net cash flow provided by operating activities increased $18.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•higher collections from customers; and
•a decrease of $4.5 million in pension contributions in 2022 as compared to prior period. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” herein and in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The increase was partially offset by:

•increased fuel costs, including the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements in the Form 10-K for a discussion of fuel and purchased power cost recovery;
•payments to vendors, including timing and increase in cost of operations; and
•an increase of $11.2 million in storm spending in 2022, primarily due to Hurricane Ida restoration efforts. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” in the Form 10-K and Note 2 to the financial statements herein for a discussion of storm restoration efforts.

Investing Activities

Net cash flow used in investing activities increased $71.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•$83 million in receipts from storm reserve escrow accounts in 2021; and
•an increase of $32 million in distribution construction expenditures primarily due to higher capital expenditures for storm restoration in 2022 and increased investment in the reliability and infrastructure of Entergy New Orleans’s distribution system, partially offset by lower spending in 2022 on advanced metering infrastructure. The increase in storm restoration spending is primarily due to Hurricane Ida restoration efforts. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Hurricane Ida” in the Form 10-K and Note 2 to the financial statements herein for a discussion of storm restoration efforts.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by money pool activity and a decrease of $9.7 million in non-nuclear generation construction expenditures primarily due to a lower scope of work performed during plant outages in 2022.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $36 million for the nine months ended September 30, 2022 compared to increasing by $2 million for the nine months ended September 30, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $1.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a $15 million advance received in 2022 in anticipation of Entergy New Orleans’s construction of a New Orleans Sewerage and Water Board substation and money pool activity. The increase was partially offset by long-term credit borrowings of $25 million in 2021.

Decreases in Entergy New Orleans’s payable to the money pool are a use of cash flow, and Entergy New Orleans’s payable to the money pool decreased $10.2 million for the nine months ended September 30, 2021.

Capital Structure

Entergy New Orleans’s debt to capital ratio is shown in the following table. The decrease in the debt to capital ratio is primarily due an increase in equity resulting from retained earnings in 2022.

	September 30, 2022	December 31, 2021
Debt to capital	52.9%	55.4%
Effect of excluding securitization bonds	(0.7%)	(1.0%)
Debt to capital, excluding securitization bonds (a)	52.2%	54.4%
Effect of subtracting cash	(0.6%)	(1.4%)
Net debt to net capital, excluding securitization bonds (a)	51.6%	53.0%

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

Entergy New Orleans is developing its capital investment plan for 2023 through 2025 and currently anticipates making $555 million in capital investments during that period. The preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy New Orleans’s portfolio; distribution and Utility support spending to deliver reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy New Orleans’s receivables from or (payables to) the money pool were as follows:

September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
(In Thousands)
$433	$36,410	$1,995	($10,190)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in June 2024. The credit facility includes fronting commitments for the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of September 30, 2022, there were no cash borrowings and no letters of credit outstanding under the credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2022, a $1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Hurricane Zeta

As discussed in the Form 10-K, in October 2020, Hurricane Zeta caused significant damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage to distribution and transmission infrastructure, and the loss of sales during the power outages. In March 2021, Entergy New Orleans withdrew $44 million from its funded storm reserves. In May 2021, Entergy New Orleans filed an application with the City Council requesting approval and certification that its system restoration costs associated with Hurricane Zeta of approximately $36 million, which included $7 million in estimated costs, were reasonable and necessary to enable Entergy New Orleans to restore electric service to its customers and Entergy New Orleans’s electric utility infrastructure. In May 2022 the City Council advisors issued a report recommending that the City Council find that Entergy New Orleans acted prudently in restoring service following Hurricane Zeta and approximately $33 million in storm restoration costs were prudently incurred and recoverable. Additionally, the advisors concluded that approximately $7 million of the $44 million withdrawn from its funded storm reserve was in excess of Entergy New Orleans’s costs and should be considered in Entergy New Orleans’s application for certification of costs related to Hurricane Ida. In September 2022 the City Council issued a resolution finding that Entergy New Orleans’s system restoration costs were reasonable and necessary, and that Entergy New Orleans acted prudently in restoring electricity following Hurricane Zeta. The City Council also found that approximately $33 million in storm costs were recoverable.

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Hurricane Ida

As discussed in the Form 10-K, in August 2021, Hurricane Ida caused significant damage to Entergy New Orleans’s service area, including Entergy’s electrical grid. The storm resulted in widespread power outages, including the loss of 100% of Entergy New Orleans’s load and damage to distribution and transmission infrastructure, including the loss of connectivity to the eastern interconnection. In September 2021, Entergy New Orleans withdrew $39 million from its funded storm reserves. In June 2022, Entergy New Orleans filed an application with the City Council requesting approval and certification that storm restoration costs associated with Hurricane Ida of approximately $170 million, which included $11 million in estimated costs, were reasonable, necessary, and prudently incurred to enable Entergy New Orleans to restore electric service to its customers and to repair Entergy New Orleans’s electric utility infrastructure. In addition, estimated carrying costs through December 2022 related to Hurricane Ida restoration costs were $9 million. Also, Entergy New Orleans is requesting approval that the $39 million withdrawal from its funded storm reserve in September 2021 and $7 million in excess storm reserve escrow withdrawals related to Hurricane Zeta and prior miscellaneous storms are properly applied to Hurricane Ida storm restoration costs, the application of which reduces the amount to be recovered from Entergy New Orleans customers by $46 million.

Additionally, as discussed in the Form 10-K, in February 2022, Entergy New Orleans filed with the City Council a securitization application requesting that the City Council review Entergy New Orleans’s storm reserve and increase the storm reserve funding level to $150 million, to be funded through securitization. In August 2022 the City Council’s advisors recommended that the City Council authorize a single securitization bond issuance to fund Entergy New Orleans’s storm recovery reserves to an amount sufficient to: (1) allow recovery of all of Entergy New Orleans’s unrecovered storm recovery costs following Hurricane Ida, subject to City Council review and certification; (2) provide initial funding of storm recovery reserves for future storms to a level of $75 million; and (3) fund the storm recovery bonds’ upfront financing costs. In September 2022, Entergy New Orleans and the City Council’s advisors entered into an agreement in principle, which was approved by the City Council along with a financing order in October 2022, authorizing Entergy New Orleans to proceed with a single securitization bond issuance of $206 million, with $125 million interim recovery, subject to City Council review and certification, to be allocated to unrecovered Hurricane Ida storm recovery costs; $75 million to provide for a storm recovery reserve for future storms; and the remainder to fund the recovery of storm recovery bonds’ upfront financing costs. In November 2022 the City Council adopted a procedural schedule regarding the certification of the Hurricane Ida storm restoration costs in which the hearing officer shall certify the record for City Council consideration no later than August 2023.
State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

2022 Formula Rate Plan Filing

In April 2022, Entergy New Orleans submitted to the City Council its formula rate plan 2021 test year filing. The 2021 test year evaluation report, subsequently updated in a July 2022 filing, produced an earned return on equity of 6.88% compared to the authorized return on equity of 9.35%. Entergy New Orleans sought approval of a $42.1 million rate increase based on the formula set by the City Council in the 2018 rate case. The formula results in an increase in authorized electric revenues of $34.1 million and an increase in authorized gas revenues of $3.3 million. Entergy New Orleans also sought to commence collecting $4.7 million in electric revenues that were previously approved by the City Council for collection through the formula rate plan. In July 2022 the City Council’s advisors issued a report seeking a reduction to Entergy New Orleans’s proposed increase of approximately $17.1 million in total for electric and gas revenues. Effective with the first billing cycle of

Entergy New Orleans, LLC and Subsidiaries
Management's Financial Discussion and Analysis
September 2022, Entergy New Orleans implemented rates reflecting an amount agreed upon by Entergy New Orleans and the City Council including adjustments filed in the City Council’s advisors’ report, per the approved process for formula rate plan implementation. The total formula rate plan increase implemented was $24.7 million, which includes an increase of $18.2 million in electric revenues, $4.7 million in previously approved electric revenues, and an increase of $1.8 million in gas revenues. Additionally, credits of $13.9 million funded by certain regulatory liabilities currently held by Entergy New Orleans for customers will be issued over an eight-month period beginning September 2022.

COVID-19 Orders

As discussed in the Form 10-K, in May 2020 the City Council issued an accounting order authorizing Entergy New Orleans to establish a regulatory asset for incremental COVID-19-related expenses. As of September 30, 2022, Entergy New Orleans had a regulatory asset of $13.9 million for costs associated with the COVID-19 pandemic. As part of the agreed-upon terms of its 2022 formula rate plan filing, Entergy New Orleans will recover this regulatory asset over a five-year period beginning September 2023.

Reliability Investigation

As discussed in the Form 10-K, in April 2018 the City Council adopted a resolution directing Entergy New Orleans to demonstrate that it has been prudent in the management and maintenance of the reliability of its distribution system. The City Council also approved a resolution that opened a prudence investigation into whether Entergy New Orleans was imprudent for not acting sooner to address outages in New Orleans and whether fines should be imposed. In January 2019, Entergy New Orleans filed testimony in response to the prudence investigation asserting that it had been prudent in managing system reliability. In April 2019 the City Council advisors filed comments and testimony asserting that Entergy New Orleans did not act prudently in maintaining and improving its distribution system reliability in recent years and recommending that a financial penalty in the range of $1.5 million to $2 million should be assessed.  Entergy New Orleans disagreed with the recommendation and submitted rebuttal testimony and rebuttal comments in June 2019. In November 2019 the City Council passed a resolution that penalized Entergy New Orleans $1 million for alleged imprudence in the maintenance of its distribution system. In December 2019, Entergy New Orleans filed suit in Louisiana state court seeking judicial review of the City Council’s resolution. In June 2022 the Orleans Civil District Court issued a written judgment that the penalty be set aside, reversed, and vacated. In August 2022 the Orleans Civil District Court granted a post-judgment motion to remand for the City Council to take actions consistent with its judgment.

Also in August 2022 the City Council approved a resolution establishing a 30-day comment period on proposed minimum reliability standards and an associated penalty mechanism. In September 2022, Entergy New Orleans filed comments to the proposed plan including a request for an additional round of comments.

System Resiliency and Storm Hardening

As discussed in the Form 10-K, in October 2021 the City Council passed a resolution and order establishing a docket and procedural schedule with respect to system resiliency and storm hardening. The docket will identify a plan for storm hardening and resiliency projects with other stakeholders. In July 2022, Entergy New Orleans filed with the City Council a response identifying a plan for storm hardening and resiliency projects, including microgrids, to be implemented over 10 years at an approximate cost of $1.5 billion. In September 2022 the City Council approved a procedural schedule with final comments due April 2023.

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

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$262,904	$192,946	$641,634	$491,855
Natural gas	28,759	18,283	102,550	67,449
TOTAL	291,663	211,229	744,184	559,304

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	81,847	34,940	180,059	88,462
Purchased power	88,103	75,360	227,661	201,207
Other operation and maintenance	38,806	34,483	116,173	113,638
Taxes other than income taxes	12,920	15,530	41,353	40,380
Depreciation and amortization	19,556	18,444	57,322	54,758
Other regulatory charges (credits) - net	5,452	4,126	14,991	9,831
TOTAL	246,684	182,883	637,559	508,276

OPERATING INCOME	44,979	28,346	106,625	51,028

OTHER INCOME
Allowance for equity funds used during construction	396	433	316	1,067
Interest and investment income	215	18	307	32
Miscellaneous - net	(184)	(205)	766	(711)
TOTAL	427	246	1,389	388

INTEREST EXPENSE
Interest expense	8,683	7,158	26,075	21,149
Allowance for borrowed funds used during construction	(215)	(192)	(255)	(475)
TOTAL	8,468	6,966	25,820	20,674

INCOME BEFORE INCOME TAXES	36,938	21,626	82,194	30,742

Income taxes	10,023	5,631	20,607	8,345

NET INCOME	$26,915	$15,995	$61,587	$22,397

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$61,587	$22,397
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	57,322	54,758
Deferred income taxes, investment tax credits, and non-current taxes accrued	22,429	11,261
Changes in assets and liabilities:
Receivables	(9,022)	(24,959)
Fuel inventory	(3,245)	79
Accounts payable	3,319	22,863
Taxes accrued	(4,241)	(1,699)
Interest accrued	(204)	(2,796)
Deferred fuel costs	(33,301)	4,280
Other working capital accounts	(5,973)	(7,025)
Provisions for estimated losses	8,409	(62,293)
Other regulatory assets	24,449	18,412
Other regulatory liabilities	(8,921)	11,757
Pension and other postretirement liabilities	(6,598)	(11,220)
Other assets and liabilities	(9,816)	41,635
Net cash flow provided by operating activities	96,194	77,450

INVESTING ACTIVITIES
Construction expenditures	(163,403)	(139,153)
Allowance for equity funds used during construction	316	1,067
Changes in money pool receivable - net	35,977	(1,995)
Receipts from storm reserve escrow account	—	83,045
Payments to storm reserve escrow account	—	(7)
Changes in securitization account	(3,474)	(2,380)
Net cash flow used in investing activities	(130,584)	(59,423)

FINANCING ACTIVITIES
Retirement of long-term debt	—	19,251
Changes in money pool payable - net	—	(10,190)
Other	9,509	(726)
Net cash flow provided by financing activities	9,509	8,335

Net increase (decrease) in cash and cash equivalents	(24,881)	26,362
Cash and cash equivalents at beginning of period	42,862	26
Cash and cash equivalents at end of period	$17,981	$26,388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$25,231	$23,015
Income taxes	$—	$324

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$426	$26
Temporary cash investments	17,555	42,836
Total cash and cash equivalents	17,981	42,862
Securitization recovery trust account	5,473	1,999
Accounts receivable:
Customer	104,201	69,902
Allowance for doubtful accounts	(9,392)	(13,282)
Associated companies	2,948	74,146
Other	6,611	13,668
Accrued unbilled revenues	38,661	25,550
Total accounts receivable	143,029	169,984
Deferred fuel costs	25,694	—
Fuel inventory - at average cost	6,190	2,945
Materials and supplies - at average cost	21,637	19,216
Prepayments and other	12,280	5,428
TOTAL	232,284	242,434

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,050	1,016
TOTAL	1,050	1,016

UTILITY PLANT
Electric	1,992,727	1,976,202
Natural gas	385,007	373,983
Construction work in progress	45,338	22,199
TOTAL UTILITY PLANT	2,423,072	2,372,384
Less - accumulated depreciation and amortization	809,858	774,309
UTILITY PLANT - NET	1,613,214	1,598,075

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $16,350 as of September 30, 2022 and $25,761 as of December 31, 2021)	224,168	248,617
Other	63,947	56,101
TOTAL	292,195	308,798

TOTAL ASSETS	$2,138,743	$2,150,323

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$170,000	$—
Payable due to associated company	1,326	1,326
Accounts payable:
Associated companies	57,512	45,057
Other	53,049	146,921
Customer deposits	31,020	28,539
Taxes accrued	144	4,385
Interest accrued	7,787	7,991
Deferred fuel costs	—	7,607
Current portion of unprotected excess accumulated deferred income taxes	—	1,906
Other	7,226	6,204
TOTAL	328,064	249,936

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	390,806	365,384
Accumulated deferred investment tax credits	16,277	16,306
Regulatory liability for income taxes - net	39,660	40,589
Asset retirement cost liabilities	—	4,032
Accumulated provisions	14,738	6,329
Long-term debt (includes securitization bonds of $23,927 as of September 30, 2022 and $29,661 as of December 31, 2021)	602,123	777,254
Long-term payable due to associated company	9,585	9,585
Other	37,188	42,193
TOTAL	1,110,377	1,261,672

Commitments and Contingencies

EQUITY
Member's equity	700,302	638,715
TOTAL	700,302	638,715

TOTAL LIABILITIES AND EQUITY	$2,138,743	$2,150,323

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

Member's Equity
(In Thousands)

Balance at December 31, 2020	$606,917

Net income	1,771
Balance at March 31, 2021	608,688

Net income	4,631
Balance at June 30, 2021	613,319

Net income	15,995
Balance at September 30, 2021	$629,314

Balance at December 31, 2021	$638,715

Net income	15,126
Balance at March 31, 2022	653,841

Net income	19,546
Balance at June 30, 2022	673,387

Net income	26,915
Balance at September 30, 2022	$700,302

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2022 Compared to Third Quarter 2021

Net income increased $23.2 million primarily due to higher volume/weather and higher retail electric price, partially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net income increased $76.2 million primarily due to higher volume/weather, higher retail electric price, and the recognition of the equity component of carrying costs as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022. The increase was partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Operating Revenues

Third Quarter 2022 Compared to Third Quarter 2021

Following is an analysis of the change in operating revenues comparing the third quarter 2022 to the third quarter 2021:

Amount
(In Millions)
2021 operating revenues	$541.6
Fuel, rider, and other revenues that do not significantly affect net income	85.7
Volume/weather	21.7
Retail electric price	10.6
2022 operating revenues	$659.6

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales, an increase in weather-adjusted residential and commercial usage, and an increase in industrial usage. The increase in weather-adjusted residential usage was primarily due to an increase in customers. The increase in weather-adjusted commercial usage was primarily due to the effect of the COVID-19 pandemic on businesses in third quarter 2021. The increase in industrial usage was primarily due to an increase in demand from cogeneration and small industrial customers and an increase in demand from expansion projects, primarily in the chemicals, transportation, and petroleum refining industries.

The retail electric price variance is primarily due to an increase in the transmission cost recovery factor rider effective March 2022 and an increase in the distribution cost recovery factor rider effective January 2022. See

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Note 2 to the financial statements herein and in the Form 10-K for further discussion of the transmission and distribution cost recovery factor rider filings.

Total electric energy sales for Entergy Texas for the three months ended September 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	2,125	1,963	8
Commercial	1,416	1,316	8
Industrial	2,538	2,416	5
Governmental	77	69	12
Total retail	6,156	5,764	7
Sales for resale:
Associated companies	—	324	(100)
Non-associated companies	127	191	(34)
Total	6,283	6,279	—

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Following is an analysis of the change in operating revenues comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021:

Amount
(In Millions)
2021 operating revenues	$1,452.3
Fuel, rider, and other revenues that do not significantly affect net income	121.3
Volume/weather	62.2
Retail electric price	39.1
System restoration carrying costs	21.7
2022 operating revenues	$1,696.6

Entergy Texas’s results include revenues from rate mechanisms designed to recover fuel, purchased power, and other costs such that the revenues and expenses associated with these items generally offset and do not affect net income. “Fuel, rider, and other revenues that do not significantly affect net income” includes the revenue variance associated with these items.

The volume/weather variance is primarily due to the effect of more favorable weather on residential sales, an increase in industrial usage, and an increase in weather-adjusted residential usage. The increase in industrial usage was primarily due to an increase in demand from cogeneration and small industrial customers, an increase in demand from expansion projects, primarily in the transportation and chemicals industries, and an increase in demand from existing customers, primarily in the transportation industry. The increase in weather-adjusted residential usage was primarily due to an increase in customers.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
The retail electric price variance is primarily due to:

•increases in the transmission cost recovery factor rider effective March 2021 and March 2022;
•an increase in the distribution cost recovery factor rider effective January 2022; and
•the implementation of the generation cost recovery rider, which includes the first-year revenue requirement for the Montgomery County Power Station, effective in late January 2021.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the transmission and distribution cost recovery factor rider and generation cost recovery rider filings.

System restoration carrying costs represent the equity component of system restoration carrying costs, recorded in second quarter 2022, recognized as part of the securitization of the Hurricane Laura, Hurricane Delta, and Winter Storm Uri system restoration costs in April 2022. See Note 2 to the financial statements herein for a discussion of the securitization.

Total electric energy sales for Entergy Texas for the nine months ended September 30, 2022 and 2021 are as follows:

	2022	2021	% Change
	(GWh)
Residential	5,345	4,844	10
Commercial	3,706	3,420	8
Industrial	7,291	6,561	11
Governmental	207	190	9
Total retail	16,549	15,015	10
Sales for resale:
Associated companies	279	983	(72)
Non-associated companies	432	824	(48)
Total	17,260	16,822	3

See Note 13 to the financial statements herein for additional discussion of Entergy Texas’s operating revenues.

Other Income Statement Variances

Third Quarter 2022 Compared to Third Quarter 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $7.8 million in power delivery expenses primarily due to higher vegetation maintenance costs;
•an increase of $2 million in compensation and benefits costs primarily due to the timing of incentive-based compensation accruals as compared to prior year; and
•several individually insignificant items.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $290.85 million of senior secured system restoration bonds in April 2022 and the issuance of $325 million of 5.00% Series mortgage bonds in August 2022,

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
partially offset by the repayment, prior to maturity, of $545.9 million of senior secured transition bonds as a result of payments made on the remaining principal balance in 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Other operation and maintenance expenses increased primarily due to:

•an increase of $11.7 million in power delivery expenses primarily due to higher vegetation maintenance costs and higher reliability costs;
•an increase of $5.8 million in non-nuclear generation expenses primarily due to higher expenses associated with the Hardin County Peaking Facility, which was purchased in June 2021, and a higher scope of work performed in 2022 as compared to the same period in 2021;
•an increase of $2.7 million in customer service center support costs primarily due to higher contract costs;
•an increase of $2.4 million in compensation and benefits costs primarily due to the timing of incentive-based compensation accruals as compared to prior year; and
•several individually insignificant items.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2022.

Interest expense increased primarily due to the issuance of $290.85 million of senior secured system restoration bonds in April 2022, partially offset by the repayment, prior to maturity, of $545.9 million of senior secured transition bonds as a result of payments made on the remaining principal balance in 2022.

Income Taxes

The effective income tax rates were 14.4% for the third quarter 2022 and 13.5% for the nine months ended September 30, 2022. The differences in the effective income tax rates for the third quarter 2022 and the nine months ended September 30, 2022 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

The effective income tax rates were 13.7% for the third quarter 2021 and 11.3% for the nine months ended September 30, 2021. The differences in the effective income tax rates for the third quarter 2021 and the nine months ended September 30, 2021 versus the federal statutory rate of 21% were primarily due to the amortization of excess accumulated deferred income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements herein and Notes 2 and 3 to the financial statements in the Form 10-K for a discussion of the effects of and regulatory activity regarding the Tax Cuts and Jobs Act.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Inflation Reduction Act of 2022.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$28	$248,596

Net cash provided by (used in):
Operating activities	224,735	254,980
Investing activities	(487,729)	(479,166)
Financing activities	477,070	(24,385)
Net increase (decrease) in cash and cash equivalents	214,076	(248,571)

Cash and cash equivalents at end of period	$214,104	$25

Operating Activities

Net cash flow provided by operating activities decreased $30.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the timing of recovery of fuel and purchased power costs. See Note 2 to the financial statements herein for a discussion of fuel and purchased power cost recovery. The decrease was partially offset by higher collections from customers, the timing of payments to vendors, and a decrease of $24.7 million in storm spending in 2022, primarily due to Hurricane Laura, Hurricane Delta, and Winter Storm Uri restoration efforts in 2021.

Investing Activities

Net cash flow used in investing activities increased $8.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the sale of a 7.56% partial interest in the Montgomery County Power Station in June 2021 for approximately $67.9 million and cash collateral of $31.2 million posted in 2022 to support Entergy Texas’s obligations to MISO. The increase was partially offset by:

•a decrease of $44.4 million in distribution construction expenditures primarily due to lower capital expenditures for storm restoration in 2022, partially offset by higher capital expenditures as a result of increased development in Entergy Texas’s service area. The decrease in storm restoration spending is primarily due to Hurricane Laura and Hurricane Delta restoration efforts in 2021;
•the purchase of the Hardin County Peaking Facility in June 2021 for approximately $36.7 million; and
•a decrease of $26.6 million in non-nuclear generation construction expenditures primarily due to higher spending in 2021 on the Montgomery County Power Station project.

Financing Activities

Entergy Texas’s financing activities provided $477.1 million of cash for the nine months ended September 30, 2022 compared to using $24.4 million for the nine months ended September 30, 2021 primarily due to the following activity:

•the issuance of $325 million of 5.00% Series mortgage bonds in August 2022;
•the issuance of $290.85 million of senior secured system restoration bonds in April 2022;
•the repayment, prior to maturity, of $125 million of 2.55% Series mortgage bonds in May 2021;

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
•the repayment, at maturity, of $75 million of 4.10% Series mortgage bonds in September 2021;
•the issuance of $130 million of 1.50% Series mortgage bonds in August 2021;
•money pool activity; and
•a capital contribution of $85 million received from Entergy Corporation in April 2021 in order to maintain Entergy Texas’s capital structure and in anticipation of various upcoming capital expenditures.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased $79.6 million for the nine months ended September 30, 2022 compared to increasing by $20.1 million for the nine months ended September 30, 2021. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

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

	September 30, 2022	December 31, 2021
Debt to capital	51.5%	48.7%
Effect of excluding the securitization bonds	(2.6%)	(0.5%)
Debt to capital, excluding securitization bonds (a)	48.9%	48.2%
Effect of subtracting cash	(2.1%)	—%
Net debt to net capital, excluding securitization bonds (a)	46.8%	48.2%

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

Entergy Texas is developing its capital investment plan for 2023 through 2025 and currently anticipates making $3.4 billion in capital investments during that period. The preliminary estimate includes investments in generation projects to modernize, decarbonize, and diversify Entergy Texas’s portfolio, including Orange County Advanced Power Station; distribution and Utility support spending to improve reliability, resilience, and customer experience; transmission spending to drive reliability and resilience while also supporting renewables expansion;

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
(In Thousands)
$5,146	($79,594)	($20,075)	$4,601

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in June 2027.  The credit facility includes fronting commitments for the issuance of letters of credit against $30 million of the borrowing capacity of the facility. As of September 30, 2022, there were no cash borrowings and $1.1 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2022, $9.7 million in letters of credit were outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Orange County Advanced Power Station

As discussed in the Form 10-K, in September 2021, Entergy Texas filed an application seeking PUCT approval to amend Entergy Texas’s certificate of convenience and necessity to construct, own, and operate the Orange County Advanced Power Station, a new 1,215 MW combined-cycle combustion turbine facility to be located in Bridge City, Texas at an initially-estimated expected total cost of $1.2 billion inclusive of the estimated costs of the generation facilities, transmission upgrades, contingency, an allowance for funds used during construction, and necessary regulatory expenses, among others. The project includes combustion turbine technology with dual fuel capability, able to co-fire up to 30% hydrogen by volume upon commercial operation and upgradable to support 100% hydrogen operations in the future. In December 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. In March 2022 certain intervenors filed testimony opposing the hydrogen co-firing component of the proposed project and others filed testimony opposing the project outright. Also in March 2022 the PUCT staff filed testimony opposing the hydrogen co-firing component of the proposed project, but otherwise taking no specific position on the merits of the project. The PUCT staff also proposed that the PUCT establish a maximum amount that Entergy Texas may recover in rates attributable to the project. In April 2022, Entergy Texas filed rebuttal testimony addressing and rebutting these various arguments. Also in April 2022 the ALJs with the State Office of Administrative Hearings approved a continuance of the hearing on the merits from April 2022 to June 2022, providing Entergy Texas an opportunity to accelerate the determination and fixing of pricing for 60 days for the Orange County Advanced Power Station prior to the hearing. In May 2022, Entergy Texas obtained and provided to the parties an updated fixed pricing option of $1.58 billion, available until mid-July 2022. The hearing on the merits was held in June 2022, and post-hearing briefs were submitted in July 2022. In September 2022 the ALJs with the State Office of Administrative Hearings issued a proposal for decision recommending the PUCT approve Entergy Texas’s application for certification of Orange County Advanced Power Station subject to certain conditions, including a cap on cost recovery at $1.37 billion, the exclusion of investment associated with co-firing hydrogen, weatherization requirements, and customer receipt of any contractual benefits associated with the facility’s guaranteed heat rate. In October 2022 the parties in the proceeding filed exceptions and replies to exceptions to the proposal for decision. Also in October 2022, Entergy Texas filed with the PUCT information regarding a new fixed pricing option for an estimated project cost of approximately $1.55 billion associated with Entergy Texas’s issuance of limited notice to proceed by mid-November 2022. A final order by the PUCT is expected in the fourth quarter of 2022. Entergy Texas also is pursuing environmental permitting that is

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
required prior to the commencement of construction. Subject to receipt of required regulatory approvals, permits, and other conditions, the facility is expected to be in service by the end of 2026.

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

Retail Rates

2022 Base Rate Case

In July 2022, Entergy Texas filed a base rate case with the PUCT seeking a net increase in base rates of approximately $131.4 million. The base rate case was based on a 12-month test year ending December 31, 2021. Key drivers of the requested increase are changes in depreciation rates as the result of a depreciation study and an increase in the return on equity. In addition, Entergy Texas included capital additions placed into service for the period of January 1, 2018 through December 31, 2021, including those additions currently reflected in the distribution and transmission cost recovery factor riders and the generation cost recovery rider, all of which would be reset to zero as a result of this proceeding. In July 2022, the PUCT referred the proceeding to the State Office of Administrative Hearings. In October 2022 intervenors filed direct testimony challenging and supporting various aspects of Entergy Texas’s rate case application. The key issues addressed included the appropriate return on equity, generation plant deactivations, depreciation rates, and proposed tariffs related to electric vehicles. In November 2022 the PUCT staff filed direct testimony addressing a similar set of issues and recommending a reduction of $50.7 million to Entergy Texas’s overall cost of service associated with the requested net increase in base rates of approximately $131.4 million. Entergy Texas will file rebuttal testimony in November 2022. A hearing on the merits is scheduled for December 2022. If a settlement is not reached, a final decision by the PUCT is expected in second quarter 2023.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Distribution Cost Recovery Factor (DCRF) Rider

As discussed in the Form 10-K, in August 2021, Entergy Texas filed with the PUCT a request to amend its DCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $40.2 million annually, or $13.9 million in incremental annual revenues beyond Entergy Texas’s then-effective DCRF rider based on its capital invested in distribution between September 1, 2020 and June 30, 2021. In September 2021 the PUCT referred the proceeding to the State Office of Administrative Hearings. A procedural schedule was established with a hearing scheduled in December 2021. In December 2021 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested DCRF revenue requirement and resolving all issues in the proceeding, including a motion for interim rates to take effect for usage on and after January 24, 2022. Also, in December 2021, the ALJ with the State Office of Administrative Hearings issued an order granting the motion for interim rates, which went into effect in January 2022, admitting evidence, and remanding the proceeding to the PUCT to consider the settlement. In March 2022 the PUCT issued an order approving the settlement.

Transmission Cost Recovery Factor (TCRF) Rider

As discussed in the Form 10-K, in October 2021, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The amended rider was designed to collect from Entergy Texas’s retail customers approximately $66.1 million annually, or $15.1 million in incremental annual revenues beyond Energy Texas’s then-effective TCRF rider based on its capital invested in transmission between September 1, 2020 and July 31, 2021 and changes in approved transmission charges. In January 2022 the PUCT referred the proceeding to the State Office of Administrative Hearings. In February 2022 the parties filed an unopposed settlement recommending that Entergy Texas be allowed to collect its full requested TCRF revenue requirement with interim rates effective March 2022. In February 2022 the ALJ granted the motion for interim rates, admitted evidence, and remanded the case to the PUCT for consideration of a final order at a future open meeting. In June 2022 the PUCT issued an order approving the settlement.

Generation Cost Recovery Rider

As discussed in the Form 10-K, in October 2020, Entergy Texas filed an application to establish a generation cost recovery rider to begin recovering a return of and on its generation capital investment in the Montgomery County Power Station through August 31, 2020, which was approved by the PUCT on an interim basis in January 2021. In March 2021, Entergy Texas filed to update its generation cost recovery rider to include its generation capital investment in Montgomery County Power Station after August 31, 2020 and an unopposed settlement agreement filed on behalf of the parties by Entergy Texas in October 2021 was approved by the PUCT in January 2022. In February 2022, Entergy Texas filed a relate-back rider to collect over five months an additional approximately $5 million, which is the difference between the interim revenue requirement approved in January 2021 and the revenue requirement approved in January 2022 that reflects Entergy Texas’s full generation capital investment and ownership in Montgomery County Power Station on January 1, 2021, plus carrying costs from January 2021 through January 2022 when the updated revenue requirement took effect. In April 2022, Entergy Texas and the PUCT staff filed a joint proposed order that supports approval of Entergy Texas’s as-filed request. The PUCT approved the relate-back rider consistent with Entergy Texas’s as-filed request, and rates became effective over a five month period, in August 2022.

In December 2020, Entergy Texas also filed an application to amend its generation cost recovery rider to reflect its acquisition of the Hardin County Peaking Facility, which closed in June 2021. Because Hardin was to be acquired in the future, the initial generation cost recovery rider rates proposed in the application represented no change from the generation cost recovery rider rates established in Entergy Texas’s previous generation cost recovery rider proceeding. In July 2021 the PUCT issued an order approving the application. In August 2021, Entergy Texas filed an update application to recover its actual investment in the acquisition of the Hardin County Peaking Facility. In September 2021 the PUCT referred the proceeding to the State Office of Administrative

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
Hearings. A procedural schedule was established with a hearing scheduled in April 2022. In January 2022, Entergy Texas filed an update to its application to align the requested revenue requirement with the terms of the generation cost recovery rider settlement approved by the PUCT in January 2022. In March 2022, Entergy Texas filed on behalf of the parties an unopposed motion, which motion was granted by the ALJ with the State Office of Administrative Hearings, to abate the procedural schedule indicating that the parties had reached an agreement in principle. In April 2022, Entergy Texas filed on behalf of the parties a unanimous settlement agreement that would adjust its generation cost recovery rider to recover an annual revenue requirement of approximately $92.8 million, which is $4.5 million in incremental annual revenue above the $88.3 million approved in January 2022, related to Entergy Texas’s actual investment in the acquisition of the Hardin County Peaking Facility. Concurrently with filing of the unanimous settlement agreement, Entergy Texas submitted an agreed motion to admit evidence and remand the case to the PUCT for review and consideration of the settlement agreement, which motion was granted by the ALJ with the State Office of Administrative Hearings. The PUCT approved the settlement agreement and rates became effective in August 2022. In September 2022, Entergy Texas filed a relate-back rider designed to collect over three months an additional approximately $5.7 million, which is the revenue requirement, plus carrying costs, associated with Entergy Texas’s acquisition of Hardin County Peaking Facility from June 2021 through August 2022 when the updated revenue requirement took effect.

COVID-19 Orders

As discussed in the Form 10-K, in March 2020 the PUCT authorized electric utilities to record as a regulatory asset expenses resulting from the effects of the COVID-19 pandemic. In future proceedings, the PUCT will consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary, the appropriate period of recovery, and any amount of carrying costs thereon. As of September 30, 2022, Entergy Texas had a regulatory asset of $10.4 million for costs associated with the COVID-19 pandemic. As part of its 2022 base rate case filing, Entergy Texas requested recovery of its regulatory asset over a three-year period beginning December 2022.

Green Pricing Option Tariffs

In January 2022, Entergy Texas filed an application requesting approval to implement two voluntary renewable option tariffs, Rider Small Volume Renewable Option (Rider SVRO) and Rider Large Volume Renewable Option (Rider LVRO). Both tariffs are voluntary offerings that give customers the ability to match some or all of their monthly electricity usage with renewable energy credits that are purchased by Entergy Texas and retired on the customer’s behalf. Voluntary participation in either Rider SVRO or Rider LVRO and the charges assessed under the respective tariff would be in addition to the charges paid by customers under their otherwise applicable rate schedules and riders. In April 2022, Entergy Texas filed on behalf of the parties an unopposed settlement agreement supporting approval of Entergy Texas’s proposed green pricing option tariffs. As part of the settlement agreement, Entergy Texas agreed to revise the cost allocation between the rate tiers of Rider SVRO and committed to collaborating with and considering the input of customers to develop an asset-backed green tariff program. The PUCT approved the settlement agreement in August 2022.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis
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

In September 2022, Entergy Texas filed an application with the PUCT to reconcile its fuel and purchased power costs for the period from April 2019 through March 2022. During the reconciliation period, Entergy Texas incurred approximately $1.7 billion in eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. As of the end of the reconciliation period, Entergy Texas’s cumulative under-recovery balance was approximately $103.1 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning April 2022, pending future surcharges or refunds as approved by the PUCT. A PUCT decision is expected in September 2023.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$659,556	$541,632	$1,696,629	$1,452,286

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	113,154	92,843	247,929	269,270
Purchased power	208,703	155,723	564,809	425,784
Other operation and maintenance	83,014	68,973	230,580	202,743
Taxes other than income taxes	29,886	30,479	73,817	73,025
Depreciation and amortization	58,472	54,711	171,781	159,234
Other regulatory charges (credits) - net	8,072	10,029	43,917	51,122
TOTAL	501,301	412,758	1,332,833	1,181,178

OPERATING INCOME	158,255	128,874	363,796	271,108

OTHER INCOME
Allowance for equity funds used during construction	3,616	1,836	9,375	6,951
Interest and investment income	1,062	204	1,597	632
Miscellaneous - net	(1,655)	(507)	(1,757)	(1,457)
TOTAL	3,023	1,533	9,215	6,126

INTEREST EXPENSE
Interest expense	24,613	21,220	68,626	66,157
Allowance for borrowed funds used during construction	(1,218)	(738)	(3,150)	(2,797)
TOTAL	23,395	20,482	65,476	63,360

INCOME BEFORE INCOME TAXES	137,883	109,925	307,535	213,874

Income taxes	19,881	15,084	41,645	24,185

NET INCOME	118,002	94,841	265,890	189,689

Preferred dividend requirements	518	470	1,554	1,411

EARNINGS APPLICABLE TO COMMON STOCK	$117,484	$94,371	$264,336	$188,278

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income	$265,890	$189,689
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	171,781	159,234
Deferred income taxes, investment tax credits, and non-current taxes accrued	57,532	31,518
Changes in assets and liabilities:
Receivables	(63,743)	(50,538)
Fuel inventory	16,868	7,232
Accounts payable	77,740	20,506
Taxes accrued	2,520	6,003
Interest accrued	(4,832)	(12,808)
Deferred fuel costs	(273,644)	(103,013)
Other working capital accounts	(11,927)	(19,522)
Provisions for estimated losses	(414)	67
Other regulatory assets	(130,042)	72,760
Other regulatory liabilities	(23,014)	(21,469)
System restoration costs approved for securitization recognized as regulatory asset	153,383	—
Pension and other postretirement liabilities	(12,458)	(16,489)
Other assets and liabilities	(905)	(8,190)
Net cash flow provided by operating activities	224,735	254,980

INVESTING ACTIVITIES
Construction expenditures	(469,630)	(541,161)
Allowance for equity funds used during construction	9,375	6,951
Proceeds from sale of assets	—	67,920
Payment for purchase of assets	—	(36,534)
Litigation proceeds from settlement agreement	4,134	—
Changes in money pool receivable - net	(5,146)	4,601
Changes in securitization account	4,698	19,057
Increase in other investments	(31,160)	—
Net cash flow used in investing activities	(487,729)	(479,166)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	606,444	127,931
Retirement of long-term debt	(54,257)	(269,435)
Capital contribution from parent	—	85,000
Changes in money pool payable - net	(79,594)	20,075
Preferred stock dividends paid	(1,542)	(1,411)
Other	6,019	13,455
Net cash flow provided by (used in) financing activities	477,070	(24,385)

Net increase (decrease) in cash and cash equivalents	214,076	(248,571)
Cash and cash equivalents at beginning of period	28	248,596
Cash and cash equivalents at end of period	$214,104	$25

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$71,311	$77,110
Income taxes	$1,085	$11,710

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$5,290	$28
Temporary cash investments	208,814	—
Total cash and cash equivalents	214,104	28
Securitization recovery trust account	21,931	26,629
Accounts receivable:
Customer	141,972	83,797
Allowance for doubtful accounts	(2,989)	(5,814)
Associated companies	17,759	31,720
Other	17,608	13,404
Accrued unbilled revenues	79,887	62,241
Total accounts receivable	254,237	185,348
Deferred fuel costs	321,924	48,280
Fuel inventory - at average cost	25,844	42,712
Materials and supplies - at average cost	82,470	72,884
Prepayments and other	57,253	17,515
TOTAL	977,763	393,396

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	262	300
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	18,097	18,128
TOTAL	18,735	18,804

UTILITY PLANT
Electric	7,259,010	7,181,567
Construction work in progress	285,907	183,965
TOTAL UTILITY PLANT	7,544,917	7,365,532
Less - accumulated depreciation and amortization	2,121,834	2,049,750
UTILITY PLANT - NET	5,423,083	5,315,782

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets (includes securitization property of $274,933 as of September 30, 2022 and $23,818 as of December 31, 2021)	551,375	421,333
Other	126,722	112,096
TOTAL	678,097	533,429

TOTAL ASSETS	$7,097,678	$6,261,411

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$73,558	$142,929
Other	197,204	164,981
Customer deposits	38,503	37,271
Taxes accrued	51,538	49,018
Interest accrued	14,170	19,002
Current portion of unprotected excess accumulated deferred income taxes	2,660	27,188
Other	19,107	16,120
TOTAL	396,740	456,509

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	761,897	692,496
Accumulated deferred investment tax credits	8,864	9,325
Regulatory liability for income taxes - net	133,021	144,145
Other regulatory liabilities	49,698	37,060
Asset retirement cost liabilities	10,971	8,520
Accumulated provisions	7,828	8,242
Long-term debt (includes securitization bonds of $287,229 as of September 30, 2022 and $53,979 as of December 31, 2021)	2,907,947	2,354,148
Other	73,170	67,760
TOTAL	3,953,396	3,321,696

Commitments and Contingencies

EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2022 and 2021	49,452	49,452
Paid-in capital	1,050,125	1,050,125
Retained earnings	1,609,215	1,344,879
Total common shareholder's equity	2,708,792	2,444,456
Preferred stock without sinking fund	38,750	38,750
TOTAL	2,747,542	2,483,206

TOTAL LIABILITIES AND EQUITY	$7,097,678	$6,261,411

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

		Common Equity
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2020	$35,000	$49,452	$955,162	$1,117,964	$2,157,578

Net income	—	—	—	50,058	50,058
Preferred stock dividends	—	—	—	(470)	(470)
Balance at March 31, 2021	35,000	49,452	955,162	1,167,552	2,207,166

Net income	—	—	—	44,790	44,790
Capital contribution from parent	—	—	85,000	—	85,000
Preferred stock dividends	—	—	—	(471)	(471)
Balance at June 30, 2021	35,000	49,452	1,040,162	1,211,871	2,336,485

Net income	—	—	—	94,841	94,841
Preferred stock dividends	—	—	—	(470)	(470)
Balance at September 30, 2021	$35,000	$49,452	$1,040,162	$1,306,242	$2,430,856

Balance at December 31, 2021	$38,750	$49,452	$1,050,125	$1,344,879	$2,483,206

Net income	—	—	—	50,403	50,403
Preferred stock dividends	—	—	—	(518)	(518)
Balance at March 31, 2022	38,750	49,452	1,050,125	1,394,764	2,533,091

Net income	—	—	—	97,485	97,485
Preferred stock dividends	—	—	—	(518)	(518)
Balance at June 30, 2022	38,750	49,452	1,050,125	1,491,731	2,630,058

Net income	—	—	—	118,002	118,002
Preferred stock dividends	—	—	—	(518)	(518)
Balance at September 30, 2022	$38,750	$49,452	$1,050,125	$1,609,215	$2,747,542

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

Results of Operations

Net Income

Third Quarter 2022 Compared to Third Quarter 2021

Net income remained relatively unchanged, decreasing $0.1 million, for the third quarter 2022 compared to the third quarter 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

System Energy experienced a net loss of $321.4 million in the nine months ended September 30, 2022 compared to net income of $81.7 million for the nine months ended September 30, 2021 primarily due to a regulatory charge of $551 million ($413 million net-of-tax) recorded in the second quarter 2022 to reflect the effects of the partial settlement agreement and offer of settlement related to pending proceedings before the FERC. Partially offsetting the decrease in earnings was an increase in revenues resulting from changes in rate base. See Note 2 to the financial statements herein for discussion of the partial settlement agreement and offer of settlement.

Income Taxes

The effective income tax rates were 11% for the third quarter 2022 and 26.4% for the nine months ended September 30, 2022. The differences in the effective income tax rates for the third quarter 2022 and the nine months ended September 30, 2022 versus the federal statutory rate of 21% were primarily due to state income taxes, which included an adjustment to the amortization of state investment tax credits recorded in the third quarter 2022.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Inflation Reduction Act of 2022.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
	(In Thousands)
Cash and cash equivalents at beginning of period	$89,201	$242,469

Net cash provided by (used in):
Operating activities	177,739	130,676
Investing activities	(118,663)	(75,603)
Financing activities	46,958	(134,400)
Net increase (decrease) in cash and cash equivalents	106,034	(79,327)

Cash and cash equivalents at end of period	$195,235	$163,142

Operating Activities

Net cash flow provided by operating activities increased $47.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to income tax payments of $39.1 million in 2021, timing of collections of receivables, and timing of payments to vendors, partially offset by an increase in spending of $36.1 million on nuclear refueling outages in 2022 as compared to the same period in 2021. System Energy had income tax payments in 2021 as a result of the amended Mississippi tax returns filed based on federal adjustments related to the resolution of the 2014-2015 IRS audit, as well as a portion of the payments made in accordance with an intercompany income tax allocation agreement. See Note 3 to the financial statements in the Form 10-K for discussion of the 2014-2015 IRS audit.

Investing Activities

Net cash flow used in investing activities increased $43.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to:

•an increase of $66.4 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2022; and
•an increase of $52.6 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased $70.9 million for the nine months ended September 30, 2022 compared to increasing by $8.3 million for the nine months ended September 30, 2021. The money pool is an inter-

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities provided $47 million of cash for the nine months ended September 30, 2022 compared to using $134.4 million of cash for the nine months ended September 30, 2021 primarily due to:

•the repayment in February 2021 of $100 million of 3.42% Series J notes by the System Energy nuclear fuel company variable interest entity; and
•a decrease of $74 million in common stock dividends and distributions. No common stock dividends or distributions were made in 2022 in order to maintain System Energy’s capital structure and in anticipation of the settlement with the MPSC.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s debt to capital ratio is shown in the following table. The increase in the debt to capital ratio is primarily due to the net loss in 2022.

	September 30, 2022	December 31, 2021
Debt to capital	50.6%	40.4%
Effect of subtracting cash	(7.1%)	(3.0%)
Net debt to net capital	43.5%	37.4%

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

System Energy is developing its capital investment plan for 2023 through 2025 and currently anticipates making $510 million in capital investments during that period. The preliminary estimate includes amounts associated with Grand Gulf investments and initiatives.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
System Energy’s receivables from the money pool were as follows:

September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
(In Thousands)
$4,802	$75,745	$12,338	$4,004

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in June 2025. As of September 30, 2022, $83.9 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

Return on Equity and Capital Structure Complaints

As discussed in the Form 10-K, in March 2021 the FERC ALJ issued an initial decision in the proceeding against System Energy regarding the return on equity component of the Unit Power Sales Agreement. With regard to System Energy’s authorized return on equity, the ALJ determined that the existing return on equity of 10.94% is no longer just and reasonable, and that the replacement authorized return on equity, based on application of the Opinion No. 569-A methodology, should be 9.32%. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (January 2017-April 2018) based on the difference between the current return on equity and the replacement authorized return on equity. The ALJ determined that the April 2018 complaint concerning the authorized return on equity should be dismissed, and that no refunds for a second fifteen-month refund period should be due. With regard to System Energy’s capital structure, the ALJ determined that System Energy’s actual equity ratio is excessive and that the just and reasonable equity ratio is 48.15% equity, based on the average equity ratio of the proxy group used to evaluate the return on equity for the second complaint. The ALJ further determined that System Energy should pay refunds for a fifteen-month refund period (September 2018-December 2019) based on the difference between the actual equity ratio and the 48.15% equity ratio. If the ALJ’s initial decision is upheld, the estimated refund for this proceeding is approximately $62 million, which includes interest through September 30, 2022, and the estimated resulting annual rate reduction would be approximately $34 million. The estimated refund will continue to accrue interest until a final FERC decision is issued.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
LPSC, APSC, MPSC, and the City Council. Refunds, if any, that might be required will only become due after the FERC issues its order reviewing the initial decision.

In August 2022 the D.C. Circuit Court of Appeals issued an order addressing appeals of FERC’s Opinion No. 569 and 569-A, which established the methodology applied in the ALJ’s initial decision in the proceeding against System Energy discussed above. The appellate order addressed the methodology for determining the return on equity applicable to transmission owners in MISO. The D.C. Circuit found FERC’s use of the Risk Premium model as part of the methodology to be arbitrary and capricious, and remanded the case back to FERC. The remanded case is pending FERC action.

Grand Gulf Sale-leaseback Renewal Complaint and Uncertain Tax Position Rate Base Issue

As discussed in the Form 10-K, in May 2018 the LPSC filed a complaint against System Energy and Entergy Services related to System Energy’s renewal of a sale-leaseback transaction originally entered into in December 1988 for an 11.5% undivided interest in Grand Gulf Unit 1. A hearing was held before a FERC ALJ in November 2019. In April 2020 the ALJ issued the initial decision. Among other things, the ALJ determined that refunds were due on three main issues. First, with regard to the lease renewal payments, the ALJ determined that System Energy is recovering an unjust acquisition premium through the lease renewal payments, and that System Energy’s recovery from customers through rates should be limited to the cost of service based on the remaining net book value of the leased assets, which is approximately $70 million. The ALJ found that the remedy for this issue should be the refund of lease payments (approximately $17.2 million per year since July 2015) with interest determined at the FERC quarterly interest rate, which would be offset by the addition of the net book value of the leased assets in the cost of service. The ALJ did not calculate a value for the refund expected as a result of this remedy. In addition, System Energy would no longer recover the lease payments in rates prospectively. Second, with regard to the liabilities associated with uncertain tax positions, the ALJ determined that the liabilities are accumulated deferred income taxes and that System Energy’s rate base should have been reduced for those liabilities. If the ALJ’s initial decision is upheld, the estimated refund for this issue through September 30, 2022 is approximately $422 million, plus interest, which is approximately $144 million through September 30, 2022. The ALJ also found that System Energy should include liabilities associated with uncertain tax positions as a rate base reduction going forward. Third, with regard to the depreciation expense adjustments, the ALJ found that System Energy should correct for the error in re-billings retroactively and prospectively, but that System Energy should not be permitted to recover interest on any retroactive return on enhanced rate base resulting from such corrections. If the initial decision is affirmed on this issue, System Energy estimates refunds of approximately $20 million, which includes interest through September 30, 2022.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
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

In June 2022 a new procedural schedule was adopted, providing for additional rounds of testimony, for the hearing to begin in September 2022, and for the initial decision to be issued in March 2023. In July 2022, System

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Energy filed responsive rebuttal testimony responding to the new claims in the LPSC’s and the City Council’s rebuttal testimony. Also in July 2022 the LPSC filed supplemental rebuttal testimony responding to System Energy’s revised cross-answering testimony, and System Energy filed responsive rebuttal testimony responding to that testimony. In August 2022 the LPSC filed responsive rebuttal testimony to System Energy’s responsive rebuttal testimony. The hearing commenced in September 2022.

LPSC Petition for Writ of Mandamus

In August 2022 the LPSC filed a petition for a writ of mandamus asking the Fifth Circuit Court of Appeals to order the FERC to act within ninety days on certain pending proceedings, including the Grand Gulf prudence complaint, the return on equity and capital structure complaints, and the Grand Gulf sale-leaseback renewal complaint. In September 2022 the FERC and System Energy filed oppositions to the LPSC’s petition, and the APSC and the City Council filed interventions in support of the petition. See Note 2 to the financial statements in the Form 10-K for further discussion of the complaints.

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis
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

System Energy previously recorded a provision and associated liability of $37 million for elements of the applicable litigation. In June 2022, System Energy recorded a regulatory charge of $551 million ($413 million net-of-tax), increasing the regulatory liability to $588 million, which consists of $235 million for the settlement with the MPSC and $353 million for potential future refunds to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. In August 2022 comments on the settlement were filed by the APSC, the LPSC, the City Council, and the FERC trial staff. The APSC, the LPSC, and the City Council do not intend to join the settlement, but they do not oppose its approval as between the MPSC and the Entergy parties. The FERC trial staff concludes that the settlement is fair, reasonable, and in the public interest. Reply comments were filed in August 2022. System Energy requested an order from the FERC by November 2022.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

System Energy Resources, Inc.
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

In the third quarter 2022, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study. The revised estimate resulted in a $5.4 million reduction in its decommissioning cost liability, along with a corresponding reduction in the related asset retirement obligation cost asset that will be depreciated over the remaining life of the unit.
New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements in the Form 10-K for a discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$179,800	$154,319	$485,048	$433,378

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	12,125	15,279	31,658	46,211
Nuclear refueling outage expenses	6,483	6,867	17,730	20,377
Other operation and maintenance	69,719	54,709	168,308	154,716
Decommissioning	10,117	9,721	30,050	28,875
Taxes other than income taxes	7,430	7,268	22,431	21,061
Depreciation and amortization	38,742	25,991	106,442	79,953
Other regulatory charges (credits) - net	(8,324)	(1,707)	510,667	(7,707)
TOTAL	136,292	118,128	887,286	343,486

OPERATING INCOME (LOSS)	43,508	36,191	(402,238)	89,892

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	1,536	1,546	6,164	4,012
Interest and investment income (loss)	3,669	11,839	(58)	36,871
Miscellaneous - net	(9,028)	(4,372)	(13,408)	(14,282)
TOTAL	(3,823)	9,013	(7,302)	26,601

INTEREST EXPENSE
Interest expense	9,189	9,513	27,782	28,627
Allowance for borrowed funds used during construction	(246)	(261)	(982)	(678)
TOTAL	8,943	9,252	26,800	27,949

INCOME (LOSS) BEFORE INCOME TAXES	30,742	35,952	(436,340)	88,544

Income taxes	3,385	8,453	(114,981)	6,851

NET INCOME (LOSS)	$27,357	$27,499	($321,359)	$81,693

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	($321,359)	$81,693
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	163,043	151,345
Deferred income taxes, investment tax credits, and non-current taxes accrued	(129,093)	17,233
Changes in assets and liabilities:
Receivables	(29,703)	(5,216)
Accounts payable	(7,193)	(4,292)
Taxes accrued	9,106	(35,063)
Interest accrued	(972)	(1,557)
Other working capital accounts	(34,961)	5,133
Other regulatory assets	(23,107)	71,486
Other regulatory liabilities	282,463	31,909
Pension and other postretirement liabilities	(14,704)	(20,721)
Other assets and liabilities	284,219	(161,274)
Net cash flow provided by operating activities	177,739	130,676

INVESTING ACTIVITIES
Construction expenditures	(132,100)	(64,196)
Allowance for equity funds used during construction	6,164	4,012
Nuclear fuel purchases	(77,707)	(27,958)
Proceeds from the sale of nuclear fuel	18,845	21,657
Proceeds from nuclear decommissioning trust fund sales	273,108	769,979
Investment in nuclear decommissioning trust funds	(277,916)	(770,763)
Changes in money pool receivable - net	70,943	(8,334)
Net cash flow used in investing activities	(118,663)	(75,603)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	955,587	565,610
Retirement of long-term debt	(908,629)	(626,010)
Common stock dividends and distributions paid	—	(74,000)
Net cash flow provided by (used in) financing activities	46,958	(134,400)

Net increase (decrease) in cash and cash equivalents	106,034	(79,327)
Cash and cash equivalents at beginning of period	89,201	242,469
Cash and cash equivalents at end of period	$195,235	$163,142

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$30,231	$30,335
Income taxes	$—	$39,085

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$350	$87
Temporary cash investments	194,885	89,114
Total cash and cash equivalents	195,235	89,201
Accounts receivable:
Associated companies	78,528	118,977
Other	6,212	7,003
Total accounts receivable	84,740	125,980
Materials and supplies - at average cost	129,376	127,093
Deferred nuclear refueling outage costs	40,289	10,123
Prepayments and other	4,381	1,870
TOTAL	454,021	354,267

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	1,086,261	1,385,254
TOTAL	1,086,261	1,385,254

UTILITY PLANT
Electric	5,413,884	5,362,494
Construction work in progress	94,303	97,968
Nuclear fuel	187,663	171,438
TOTAL UTILITY PLANT	5,695,850	5,631,900
Less - accumulated depreciation and amortization	3,419,437	3,396,136
UTILITY PLANT - NET	2,276,413	2,235,764

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	418,653	395,546
Other	1,773	1,793
TOTAL	420,426	397,339

TOTAL ASSETS	$4,237,121	$4,372,624

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2022 and December 31, 2021
(Unaudited)
	2022	2021
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$250,037	$50,329
Accounts payable:
Associated companies	25,922	23,682
Other	59,673	62,573
Taxes accrued	42,024	32,918
Interest accrued	10,742	11,714
Other	4,100	4,101
TOTAL	392,498	185,317

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	255,791	382,931
Accumulated deferred investment tax credits	43,614	43,003
Regulatory liability for income taxes - net	108,662	113,165
Other regulatory liabilities	1,031,910	744,944
Decommissioning	1,032,276	1,007,603
Pension and other postretirement liabilities	61,400	76,104
Long-term debt	538,924	690,967
Other	2,045	37,230
TOTAL	3,074,622	3,095,947

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2022 and 2021	951,850	951,850
Retained earnings (accumulated deficit)	(181,849)	139,510
TOTAL	770,001	1,091,360

TOTAL LIABILITIES AND EQUITY	$4,237,121	$4,372,624

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings (Accumulated Deficit)	Total
	(In Thousands)

Balance at December 31, 2020	$951,850	$128,696	$1,080,546

Net income	—	23,864	23,864
Common stock dividends and distributions	—	(21,000)	(21,000)
Balance at March 31, 2021	951,850	131,560	1,083,410

Net income	—	30,330	30,330
Common stock dividends and distributions	—	(5,000)	(5,000)
Balance at June 30, 2021	951,850	156,890	1,108,740

Net income	—	27,499	27,499
Common stock dividends and distributions	—	(48,000)	(48,000)
Balance at September 30, 2021	$951,850	$136,389	$1,088,239

Balance at December 31, 2021	$951,850	$139,510	$1,091,360

Net income	—	31,432	31,432
Balance at March 31, 2022	951,850	170,942	1,122,792

Net loss	—	(380,148)	(380,148)
Balance at June 30, 2022	951,850	(209,206)	742,644

Net income	—	27,357	27,357
Balance at September 30, 2022	$951,850	($181,849)	$770,001

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

Recent U.S. tax legislation may materially adversely affect Entergy’s financial condition, results of operations, and cash flows.

The Tax Cuts and Jobs Act of 2017, CARES Act of 2020, and the Inflation Reduction Act of 2022 significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, altering the expensing of capital expenditures, enacting a new corporate alternative minimum tax, and expanding federal tax credits for clean energy production. The interpretive guidance issued by the IRS and state tax authorities may be inconsistent with Entergy’s own interpretation and the legislation could be subject to amendments, which could lessen or increase certain impacts of the legislation. In addition, the retail regulatory treatment of the expanded tax credits and corporate alternative minimum tax could materially impact Entergy’s future cash flows, and this legislation could result in unintended consequences not yet identified that could have a material adverse impact on Entergy’s financial results and future cash flows.

The tax rate decrease included in the Tax Cuts and Jobs Act required Entergy to record a regulatory liability for income taxes payable to customers. Such regulatory liability for income taxes is described in Note 3 to the financial statements in the Form 10-K. Depending on the outcome of IRS examinations or tax positions and elections that Entergy may make, Entergy and the Registrant Subsidiaries may be required to record additional charges or credits to income tax expense.

Based on current information and forecasts, Entergy and the Registrant Subsidiaries may be subject to the corporate alternative minimum tax included in the Inflation Reduction Act of 2022 beginning in 2026.

See Note 3 to the financial statements in the Form 10-K for discussion of the effects of the Tax Cuts and Jobs Act on 2019, 2020, and 2021 results of operations and financial condition, the provisions of the Tax Cuts and Jobs Act, and the uncertainties associated with accounting for the Tax Cuts and Jobs Act, and Note 2 to the financial statements in the Form 10-K for discussion of the regulatory proceedings that have considered the effects of the Tax Cuts and Jobs Act. See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the effects of the Inflation Reduction Act of 2022.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact Entergy’s, the Utility operating companies’, and System Energy’s results of operations, financial condition, and liquidity.

Entergy and its subsidiaries make judgments regarding the potential tax effects of various transactions and results of operations to estimate their obligations to taxing authorities. These tax obligations include income, franchise, real estate, sales and use, and employment-related taxes. These judgments include provisions for potential adverse outcomes regarding tax positions that have been taken. Entergy and its subsidiaries also estimate their ability to utilize tax benefits, including those in the form of carryforwards for which the benefits have already been reflected in the financial statements. Changes in federal, state, or local tax laws, adverse tax audit results or adverse tax rulings on positions taken by Entergy and its subsidiaries could negatively affect Entergy’s, the Utility operating companies’, and System Energy’s results of operations, financial condition, and liquidity. The intended and unintended consequences of recently enacted legislation could have a material adverse impact on Entergy’s financial results and future cash flows. For further information regarding Entergy’s income taxes, see Note 10 to the financial statements herein and Note 3 to the financial statements in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

7/01/2022-7/31/2022	—	$—	—	$350,052,918
8/01/2022-8/31/2022	—	$—	—	$350,052,918
9/01/2022-9/30/2022	—	$—	—	$350,052,918
Total	—	$—	—

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

NRC Reactor Oversight Process

In September 2022 the NRC placed Waterford 3 in Column 2 based on an error associated with a radiation monitor calibration. Entergy corrected the issue with the radiation monitor in February 2022; however, Waterford 3 is expected to remain in Column 2 until the NRC conducts a supplemental inspection of Waterford 3 in accordance with its inspection procedures for nuclear plants in Column 2.

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

Cross-State Air Pollution

As discussed in the Form 10-K, the Cross-State Air Pollution Rule (CSAPR) has been remanded to and modified by the EPA on multiple occasions. In April 2022 the EPA published a rule to address interstate transport for the 2015 ozone NAAQS which will increase the stringency of the CSAPR program in all four of the states where the Utility operating companies operate. If finalized as proposed, the rule will significantly reduce emission allowances and would likely require the installation of post-combustion nitrogen oxides (NOx) emissions controls on any coal or large legacy gas units that will operate beyond 2026 and are not currently equipped with such controls. Fifteen Entergy-owned units, totaling approximately 9,370 MW of total unit capacity, are identified by the EPA for selective catalytic reduction retrofits. If all of these units were retrofitted as proposed, the EPA estimates that the capital cost is expected to be approximately $1.6 billion. Additionally, the EPA is proposing controls on certain non-electric generating NOx sources. Since releasing the proposed rule, the price for Group 3 allowances has increased significantly, reaching $40,000 per allowance in late June 2022. Comments on the proposed rule were due in June 2022. MISO, other impacted regional transmission organizations, and various state public service commissions all filed comments expressing reliability concerns if the rule is finalized as proposed. Entergy filed individual comments which assert, in addition to other issues, that the EPA’s proposal represents over-control of the Entergy units in Arkansas and Mississippi; the EPA should consider an alternative approach or provide flexibility for units with a limited remaining useful life; the EPA should consult with regional transmission organizations to determine the reliability impacts of the proposed rule; and the EPA should consider and incorporate current economic trends, including inflation, into any benefit-costs analysis supporting the rule.

Regional Haze

As discussed in the Form 10-K, the second planning period (2018-2028) for the regional haze program required states to examine sources for impacts on visibility and to prepare State Implementation Plans (SIPs) by July 31, 2021 which the Arkansas Department of Energy and Environment, Division of Environmental Quality (ADEQ) did not meet, but has since submitted it to the EPA for review. The ADEQ reviewed Entergy’s Independence plant, but determined that additional air emission controls would not be cost-effective considering the facility’s commitment to cease coal-fired combustion by December 31, 2030.

The Texas Commission on Environmental Quality has completed its second-planning period SIP and submitted it to the EPA for review. There were no Entergy sources selected for additional emission controls. The Mississippi Department of Environmental Quality continues to develop its SIP, but there are no Entergy sources that are expected to be impacted.

In August 2022 the EPA issued findings of failure to submit regional haze SIPs to 15 states, including Louisiana and Mississippi. These findings were effective September 2022 and start the two-year period for the EPA to either approve a SIP submitted by the state or issue a final federal plan.

Greenhouse Gas Emissions

As discussed in the Form 10-K, in July 2019 the EPA released the Affordable Clean Energy Rule (ACE), which applies only to existing coal-fired electric generating units. The ACE determines that heat rate improvements are the best system of emission reductions and lists six candidate technologies for consideration by states at each coal unit. The rule and associated rulemakings by the EPA replace the Obama administration’s Clean Power Plan, which established national emissions performance rates for existing fossil-fuel fired steam electric generating units and combustion turbines. The ACE rule provides states discretion in determining how the best system for emission reductions applies to individual units, including through the consideration of technical feasibility and the remaining useful life of the facility. In January 2021 the U.S. Court of Appeals for the D.C. Circuit vacated ACE. The court held that ACE relied on an incorrect interpretation of the Clean Air Act that the statute expressly forecloses emission reduction approaches, such as emissions trading and generating shifting, that cannot be applied at and to the individual source. The court remanded ACE to the EPA for further consideration and also vacated the repeal of the Clean Power Plan. In March 2021 the D.C. Circuit issued a partial mandate vacating the ACE rule, but withheld the mandate vacating the repeal of the Clean Power Plan pending the EPA’s new rulemaking to regulate greenhouse gas emissions. Thus, there currently is no regulation in place with respect to greenhouse gas emissions from existing electric generating units and states are not expected to take further action to develop and submit plans at this time. In October 2021 the United States Supreme Court agreed to hear a challenge to the already vacated ACE rule. In June 2022 the United States Supreme Court held that the EPA could not use generation shifting as the best system of emission reduction under Section 111(d) of the Clean Air Act. The EPA does still have the authority to regulate greenhouse gas emissions, but those emissions reductions must be technology based. The EPA has announced its intent to propose a rule for existing power plants pursuant to the Clean Air Act by March 2023. The ultimate impact of the United States Supreme Court's decision cannot be determined at this time.

Federal Jurisdiction of Waters of the United States

In June 2020 the EPA’s revised definition of waters of the United States in the Navigable Waters Protection Rule (NWPR) became effective, narrowing the scope of Clean Water Act jurisdiction, as compared to a 2015 definition which had been stayed by several federal courts. In August 2021 a federal district court vacated and remanded the NWPR for further consideration. The EPA and the U.S. Army Corps of Engineers (Corps) subsequently issued a statement that the agencies would revert to pre-2015 regulations pending a new rulemaking. In December 2021, the EPA and the Corps proposed a revised definition of waters of the United States by repealing the NWPR and codifying a definition that reflects the pre-2015 regulatory regime as interpreted by several United States Supreme Court decisions. Comments on the proposed rule were due in February 2022. In January 2022, despite pending rulemaking, the United States Supreme Court agreed to hear a case regarding the proper test under previous Supreme Court decisions for determining jurisdiction of waters of the United States. The EPA intends to complete the rulemaking in two phases: finalize the December 2021 proposal and then issue a subsequent rulemaking that refines the rule as necessary based on the United States Supreme Court’s decision.

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

Item 6.  Exhibits

4(a) -	Ninety-seventh Supplemental Indenture, dated as of August 1, 2022, to Mortgage and Deed of Trust of Entergy Louisiana, dated as of April 1, 1944 (4.70 to Form 8-K filed August 24, 2022 in 1-32718).

4(b) -
Ninety-sixth Supplemental Indenture, dated as of August 1, 2022, to Indenture of Mortgage of Entergy Louisiana (as successor to Entergy Gulf States Louisiana), dated September 1, 1926 (4.69 to Form 8-K filed August 24, 2022 in 1-32718).

4(c) -	Eighteenth Supplemental Indenture, dated as of August 1, 2022, to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.68 to Form 8-K filed August 24, 2022 in 1-32718).

4(d) -
Officer’s Certificate No. 25-B-19, dated August 18, 2022, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of Entergy Louisiana’s Collateral Trust Mortgage Bonds, 4.75% Series (4.67 to Form 8-K filed August 24, 2022 in 1-32718).

4(e) -
Officer’s Certificate No. 20-B-15, dated August 22, 2022, supplemental to Indenture, Deed of Trust and Security Agreement of Entergy Texas, dated as of October 1, 2008, establishing the terms of Entergy Texas's First Mortgage Bonds, 5.00% Series (4.74 to Form 8-K filed August 25, 2022 in 1-34360).

*10(a) -	First Amended and Restated Entergy Corporation Non-Employee Director Cash Deferral Plan effective July 29, 2022.

*10(b) -	Second Amended and Restated 2019 Entergy Corporation Non-Employee Director Stock Program effective as of June 1, 2022.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

**32(a) -	Section 1350 Certification for Entergy Corporation.

**32(b) -	Section 1350 Certification for Entergy Corporation.

**32(c) -	Section 1350 Certification for Entergy Arkansas.

**32(d) -	Section 1350 Certification for Entergy Arkansas.

**32(e) -	Section 1350 Certification for Entergy Louisiana.

**32(f) -	Section 1350 Certification for Entergy Louisiana.

**32(g) -	Section 1350 Certification for Entergy Mississippi.

**32(h) -	Section 1350 Certification for Entergy Mississippi.

**32(i) -	Section 1350 Certification for Entergy New Orleans.

**32(j) -	Section 1350 Certification for Entergy New Orleans.

**32(k) -	Section 1350 Certification for Entergy Texas.

**32(l) -	Section 1350 Certification for Entergy Texas.

**32(m) -	Section 1350 Certification for System Energy.

**32(n) -	Section 1350 Certification for System Energy.

*101 INS -	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101 SCH -	Inline XBRL Schema Document.

*101 PRE -	Inline XBRL Presentation Linkbase Document.

*101 LAB -	Inline XBRL Label Linkbase Document.

*101 CAL -	Inline XBRL Calculation Linkbase Document.

*101 DEF -	Inline XBRL Definition Linkbase Document.

*104 -	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

/s/ Reginald T. Jackson
Reginald T. Jackson Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:    November 3, 2022